Form 10-Q
period 1993-12-31
AUTOMATIC DATA PROCESSING INC
filed 1994-02-09
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  December 31, 1993    Commission File
     Number 1-5397



                Automatic Data Processing, Inc
            (Exact name of registrant as specified in its charter )



      Delaware                               22-1467904
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)   Identification Number)


     One ADP Boulevard, Roseland, New Jersey      07068
      (Address of principal executive offices)   (Zip Code)


     Registrant's Telephone Number, Including Area Code
     (201) 994-5000



                          No change
     Former name, former address & former fiscal year, if changed since last report.



     Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the commission and (2) has been subject to the filing requirements for at least the past 90 days.



                   X            Yes                       No



     As of January 31, 1994 there were 141,857,246 common
          shares outstanding.                                        Form 10Q

                  Part I. Financial Information

               Statements of Consolidated Earnings

            (In thousands, except per share amounts)

                    Three Months Ended      Six Months Ended
                       December 31,           December 31,
                     1993       1992        1993       1992
     Revenue     $577,661   $518,471  $1,129,644  $1,013,774

     Operating
      expenses    233,127    212,602     463,257     420,681

     General,
      administrative
      and selling
      expenses    158,748    144,754     324,292     295,281

     Depreciation
      and
      amortization 36,700     33,277      72,310      66,147

     Systems
      development
      and
      programming
      costs        37,467     30,866      74,024      61,229

     Interest
      expense       5,049      4,692      10,331       9,836

                  471,091    426,191     944,214     853,174


     EARNINGS
       BEFORE
       INCOME
       TAXES AND
       CUMULATIVE
       EFFECT OF
       ACCOUNTING
       CHANGE     106,570     92,280     185,430     160,600

     Provision for
      income taxes 26,390     22,150      46,740      38,550

     NET EARNINGS
       BEFORE
       CUMULATIVE
       EFFECT OF
       ACCOUNTING
       CHANGE      80,180     70,130     138,690     122,050

     Cumulative
       effect of
       accounting
       change          --         --       2,700          --

     NET
       EARNINGS  $ 80,180   $ 70,130  $  141,390  $  122,050

     EARNINGS PER
      SHARE:
       Before
         Cumulative
         Effect of
         Accounting
         Change  $    .57   $    .50  $      .99  $      .87

       Cumulative
         Effect of
          Accounting
          Change       --         --         .02          --

       NET
         INCOME  $    .57   $    .50  $     1.01  $      .87


     Dividends
       per share $    .13   $   .115  $      .26  $      .23


                   See notes to consolidated statements.             Form 10Q

                   Consolidated Balance Sheets
                         (In thousands)
                                 December 31,     June 30,
     Assets                          1993            1993

     Cash and cash equivalents    $  143,482     $  180,802
     Short-term marketable           308,524        187,358
      securities
     Accounts receivable             286,095        294,282
     Other current assets             98,770        108,861
       Total current assets          836,871        771,303

     Long-term marketable            532,082        518,292
      securities

     Long-term receivables           148,842        134,631

     Land and buildings              255,906        257,837
     Data processing equipment       398,124        382,049
     Furniture, leaseholds and       277,596        272,036
      other                          931,626        911,922
       Less accumulated             (571,638)      (550,747)
        depreciation                 359,988        361,175

     Other assets                     78,162         78,820
     Intangibles                     561,245        575,179

                                  $2,517,190     $2,439,400

     Liabilities and Shareholders' Equity

     Accounts payable             $   44,407     $   65,537
     Accrued expenses
      & other current
       liabilities                   275,864        309,097
     Income taxes                     76,393         40,176
     Current portion of long-term      1,305          1,446
      debt
       Total current liabilities     397,969        416,256

     Long-term debt                  358,134        347,583
     Other liabilities                63,947         49,519
     Deferred income taxes            39,027         74,931
     Deferred revenue                 57,595         56,655

     Shareholders' equity:
       Common stock                   15,712         15,712
       Capital in excess of par      309,877        300,010
        value
       Retained earnings           1,734,966      1,630,135
       Treasury stock               (460,037)      (451,401)
                                   1,600,518      1,494,456

                                  $2,517,190     $2,439,400

                   See notes to consolidated statements.              Form 10Q

         Condensed Statements of Consolidated Cash Flows

                         (In thousands)

                                           Six Months Ended
                                             December 31,
                                          1993        1992

     Cash Flows From Operating
     Activities:

     Net earnings                    $ 141,390    $ 122,050

     Expenses not requiring             85,509       76,457
      outlay of cash
     Changes in operating net          (38,722)     (30,979)
      assets
      Net cash flows from operating    188,177      167,528
       activities

     Cash Flows From Investing
     Activities:

     Marketable securities            (134,956)    (164,049)
     Capital expenditures              (45,353)     (41,721)
     Other changes to property, plant    4,180        2,516
      and equipment
     Additions to intangibles          (14,285)     (16,337)
     Acquisitions of businesses        (12,306)     (10,083)

      Net cash flows from investing   (202,720)    (229,674)
       activities

     Cash Flows From Financing
     Activities:

     Proceeds from long-term debt           --          691
     Repayments of long-term debt         (780)      (1,894)
     Proceeds from issuance of common   52,166       48,286
      stock
     Repurchases of common stock       (45,915)      (3,805)
     Dividends paid                    (36,559)     (32,362)
     Other                               8,311       (2,653)

      Net cash flows from financing    (22,777)       8,263
       activities

     Net change in cash and cash       (37,320)     (53,883)
      equivalents
     Cash and cash equivalents, at     180,802      304,021
     beginning of period

     Cash and cash equivalents, at   $ 143,482    $ 250,138
     end of period

                   See notes to consolidated statements.              Form 10Q

                Notes to Consolidated Statements


          The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June
     30, 1993.

     Note A - The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", effective July 1, 1993. The cumulative effect of adopting this statement on the Company's financial statements was to increase net earnings by $2.7 million ($.02 per share) for the three months ended September 30, 1993.

               The method used to compute the provision for income taxes is based on the effective income tax rate anticipated for the fiscal years, and for fiscal '94 reflects the increased statutory rate contained in the Omnibus Budget Reconciliation Act of 1993 enacted in August 1993. The provision for the three months ended September 30, 1993 also includes certain one-time impacts of the Act, which in the aggregate were not material.

     Note B -  The results of operations for the six
               months ended December 31, 1993 may not be indicative of the results to be expected for the year ending June 30, 1994.

     Note C - Earnings per share are based on a weighted average of the number of shares outstanding, which for the quarters ended December 31, 1993 and 1992 were 140,513,000 and
               140,782,000, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS

     OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended December 31, 1993.

     Revenue and revenue growth by ADP's major service groups are shown below:

                                       Revenue
                         3 Months Ended       6 Months Ended
                          December 31,         December 31,
                          1992    1993         1993    1993
                                  ($ in millions)

     Employer Services   $ 306   $ 334        $ 600   $ 652
     Brokerage Services    102     131          202     258
     Dealer Services        68      84          130     161
     Other                  42      29           82      59
                         $ 518   $ 578        $1014   $1130


                                   Revenue Growth
                         3 Months Ended       6 Months Ended
                          December 31,         December 31,
                          1992    1993         1992    1993

     Employer Services      17%      9%          17%      9%
     Brokerage Services     20      28           22      28
     Dealer Services        24      24           20      24
     Other                 (13)    (31)         (12)    (28)
                            15%     11%          15%     11%

     Consolidated revenue for the quarter of $578 million was up 11% from last year. Revenue growth in Employer, Brokerage, and Dealer Services, was 9%, 28%, and 24%, respectively. These three businesses account for over 90% of ADP's total revenue. Brokerage and Dealer Services had very bouyant revenue growth which was further aided by fiscal 1993 acquisitions. Overall revenue growth is expected to decelerate in the second half as the acquisition anniversary dates are reached.

     The primary components of Other revenue shown above are Automotive Claims, Network, Wholesale Distribution, and European payroll services. In addition, Other revenue has been reduced to adjust for the difference between actual interest earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8%.

     Pre-tax earnings for the quarter increased 15% from last year, as margins improved more than expected in each major business due to aggressive automation and high Brokerage trading volume. Systems development and programming costs increased during the quarter at a faster rate than revenue growth. R&D investments have increased, especially in Employer Services, to accelerate automation, adopt new technologies, and develop new products.

     Net earnings for the quarter, on a higher effective tax rate, increased 14% to $80 million. The effective tax rate of 24.8% increased from 24.0% in the comparable quarter last year, primarily as a result of the increased statutory tax rate enacted in August by the Omnibus Budget Reconciliation Act of 1993. The Company expects the effective tax rate for the full year to approximate 25.0%.

     Earnings per share for the quarter increased 14% to $.57 from $.50 last year. Earnings per share for the first six months of fiscal 1994 increased 14% to $.99 from $.87 last year, before a one-time gain of $.02 in the quarter ended September 30, 1993 from an accounting change. The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", effective July 1, 1993. The cumulative effect of adopting this statement was to increase net earnings by $2.7 million ($.02 per share) for the 3 months ended September 30, 1993.

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At December 31, 1993, the Company had cash and marketable securities of about $984 million. Shareholders' equity exceeded $1.6 billion and the ratio of long-term debt to equity was 22%.

     Capital expenditures for fiscal 1994 are expected to approximate $100 million. Capital expenditures for fiscal 1993 were $87 million.

     During the first six months, ADP purchased
     approximately 948,000 shares of common stock for
     treasury at an average price of about $48.  The Company
     has remaining Board authorization to purchase up to
          approximately 4 million additional shares.                  Form 10Q

                   PART II.  OTHER INFORMATION


     All items are either inapplicable or would result in
          negative responses and, therefore, have been omitted.       Form 10Q




                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AUTOMATIC DATA PROCESSING, INC.
                                       (Registrant)



     Date: February 9, 1994
                                    /s/ Fred D. Anderson, Jr.
                                      Fred D. Anderson, Jr.



                                 Chief Financial Officer and
                                  Corporate Vice President
                               (Principal Financial Officer)
                                             (Title)