Form 10-Q
period 1994-03-31
AUTOMATIC DATA PROCESSING INC
filed 1994-05-06
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  March 31, 1994    Commission File
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



           X              Yes                             No



     As of May 3, 1994 there were 140,667,108 common shares outstanding.

                                                              Form 10Q

                  Part I. Financial Information

               Statements of Consolidated Earnings

            (In thousands, except per share amounts)

                  Three Months Ended    Nine Months Ended
                      March 31,              March 31,
                   1994       1993       1994         1993
     Revenue     $674,405   $612,956  $1,804,049  $1,626,730

     Operating    266,061    236,569     729,317     657,250
     expenses

     General,     184,313    179,483     508,605     474,764
     administrative
     and selling
     expenses

     Depreciation  36,571     35,719     108,881     101,866
     and
     amortization

     Systems       41,841     34,657     115,865      95,886
     development
     and
     programming
     costs

     Interest       5,129      4,848      15,461      14,684
     expense

                  533,915    491,276   1,478,129   1,344,450




     EARNINGS BEFORE
     INCOME
     TAXES AND
     CUMULATIVE
     EFFECT OF
     ACCOUNTING
     CHANGE      140,490    121,680     325,920     282,280

     Provision    35,500     29,200      82,240      67,750
     for income
     taxes

     NET EARNINGS
     BEFORE
     CUMULATIVE
     EFFECT OF
     ACCOUNTING
     CHANGE     104,990     92,480     243,680     214,530

     Cumulative
     effect of
     accounting
     change          --         --       2,700          --

     NET       $104,990   $ 92,480  $  246,380  $  214,530
     EARNINGS

     EARNINGS
     PER SHARE:
     Before
     Cumulative
     Effect of
     Accounting
     Change    $    .74   $    .65  $    1 .73  $     1.52

     Cumulative
     Effect of
     Accounting
     Change          --         --         .02          --

     NET       $    .74   $    .65  $     1.75  $     1.52
     INCOME

     Dividends $    .13   $   .115  $      .39  $     .345
     per share

                   See notes to consolidated statements.

                                                              Form 10Q
                   Consolidated Balance Sheets
                         (In thousands)
                                   March 31,        June 30,
     Assets                          1994            1993

     Cash and cash equivalents    $  121,527     $  180,802
     Short-term marketable           409,304        187,358
       securities
     Accounts receivable             319,409        294,282
     Other current assets             96,920        108,861
       Total current assets          947,160        771,303

     Long-term marketable            494,102        518,292
       securities

     Long-term receivables           152,946        134,631

     Land and buildings              281,417        257,837
     Data processing equipment       414,636        382,049
     Furniture, leaseholds and       285,897        272,036
       other                         981,950        911,922

       Less accumulated             (595,410)      (550,747)
       depreciation                  386,540        361,175

     Other assets                     80,530         78,820
     Intangibles                     580,424        575,179

                                  $2,641,702     $2,439,400

     Liabilities and Shareholders'
     Equity

     Accounts payable             $   48,110     $   65,537
     Accrued expenses                317,131        309,097
       & other current
       liabilities
     Income taxes                     87,597         40,176
     Current portion of                2,324          1,446
       long-term debt
       Total current liabilities     455,162        416,256

     Long-term debt                  368,526        347,583
     Other liabilities                57,036         49,519
     Deferred income taxes            39,521         74,931
     Deferred revenue                 57,953         56,655

     Shareholders' equity:
       Common stock                   15,712         15,712
       Capital in excess of par      317,400        300,010
        value
       Retained earnings           1,821,498      1,630,135
       Treasury stock               (491,106)      (451,401)
                                   1,663,504      1,494,456

                                  $2,641,702     $2,439,400

                   See notes to consolidated statements.

                                                              Form 10Q

         Condensed Statements of Consolidated Cash Flows

                         (In thousands)

                                         Nine Months Ended
                                              March 31,
                                         1994        1993

     Cash Flows From Operating
     Activities:

     Net earnings                    $ 246,380    $ 214,530

     Expenses not requiring outlay
     of cash                           126,728      117,520

     Changes in operating net assets   (33,974)     (65,967)

      Net cash flows from operating
     activities                        339,134      266,083

     Cash Flows From Investing
     Activities:

     Marketable securities            (197,756)    (215,700)
     Capital expenditures              (73,287)     (59,333)
     Other changes to property,
     plant and equipment                  7,76        3,402
     Additions to intangibles          (20,240)     (21,549)
     Acquisitions of businesses        (40,716)     (56,918)

      Net cash flows from investing
     activities                       (324,237)    (350,098)

     Cash Flows From Financing
     Activities:

     Repayments of long-term debt       (1,480)      (6,715)
     Proceeds from issuance of
     common stock                       67,906       64,892
     Repurchases of common stock       (84,572)      (3,805)
     Dividends paid                    (55,016)     (48,760)
     Other                              (1,010)       2,876

      Net cash flows from
     financing activities              (74,172)       8,488

     Net change in cash and
     cash equivalents                  (59,275)     (75,527)

     Cash and cash equivalents, at
     beginning of period               180,802      304,021

     Cash and cash equivalents,
     at end of period                $ 121,527    $ 228,494

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

     Note A -  The Company adopted Financial Accounting
               Standards Statement No. 109, "Accounting for
               Income Taxes", effective July 1, 1993. The cumulative effect of adopting this statement on the Company's financial statements was to increase net earnings by $2.7 million ($.02 per share) for the three months ended
               September 30, 1993.

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

     Note B - The results of operations for the nine months ended March 31, 1994 may not be indicative of the results to be expected for the year ending June 30, 1994.

     Note C - Earnings per share are based on a weighted average of the number of shares outstanding, which for the quarters ended March 31, 1994 and 1993 were 141,649,000 and 142,551,000, respectively, and for the nine months ended
               March 31, 1994 and 1993 were 140,940,000 and
               141,239,000, respectively.

                                                              Form 10Q

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

     OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended March 31, 1994.

     Revenue and revenue growth by ADP's major service groups are shown below:

                                       Revenue
                          3 Months Ended      9 Months Ended
                             March 31,           March 31,
                           1993    1994        1993    1994
                                   ($ in millions)

     Employer Services    $ 386   $ 419       $ 986   $1071
     Brokerage Services     129     152         331     410
     Dealer Services         71      85         201     246
     Other                   27      18         109      77
                          $ 613   $ 674       $1627   $1804


                                    Revenue Growth
                          3 Months Ended      9 Months Ended
                             March 31,           March 31,
                           1993    1994        1993    1994

     Employer Services      17%      9%         17%      9%
     Brokerage Services     14      18          19      24
     Dealer Services        15      20          18      22
     Other                 (31)    (33)        (19)    (29)
                            12%     10%         14%     11%

     Consolidated revenue for the quarter of $674 million was up 10% from last year. Revenue growth in Employer, Brokerage, and Dealer Services, was 9%, 18%, and 20%, respectively. These three businesses account for over 90% of ADP's total revenue. Brokerage and Dealer Services continued to have especially strong internal revenue growth. As expected, overall revenue growth decelerated slightly in the third quarter as the last acquisition of any size reached its anniversary date.

     The primary components of Other revenue shown above are Claims Solutions, Network, Wholesale Distribution, and European payroll services. In addition, Other revenue has been reduced to adjust for the difference between actual interest earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8%.

     Pretax earnings for the quarter increased 15% from last year, as margins continued to improve due to aggressive automation and high Brokerage trading volume. Systems development and programming costs increased during the quarter at a faster rate than revenue growth. R&D investments have increased, especially in Employer Services, to accelerate automation, adopt new technologies, and develop new products.

                                                              Form 10Q


           Net earnings for the quarter, after a higher effective tax rate, increased 14% to $105 million. The effective tax rate of 25.3% increased from 24.0% in the comparable quarter last year, primarily as a result of the increased federal statutory tax rate enacted in August. The Company expects the effective tax rate for the full year to approximate the third quarter rate.

     Earnings per share for the quarter increased 14% to $.74 from $.65 last year. Earnings per share for the first nine months of fiscal 1994 increased 14% to $1.73 from $1.52 last year, before a one-time gain of $.02 in the quarter ended September 30, 1993 from an accounting change. The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", effective July 1, 1993. The cumulative effect of adopting this statement was to increase net earnings by $2.7 million ($.02 per share) for the 3 months ended September 30, 1993.

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 1994, the Company had cash and marketable securities in excess of $1 billion. Shareholders' equity exceeded $1.6 billion and the ratio of long-term debt to equity was 22%.

     Capital expenditures for fiscal 1994 are expected to approximate $100 million. Capital expenditures for fiscal 1993 were $87 million.

     During the quarter, ADP purchased approximately 750,000 shares of common stock for treasury. During the nine months ended March 31, 1994, the Company purchased approximately 1,700,000 shares at an average price of about $50. The Company has remaining Board authorization to purchase up to approximately 3.2 million additional shares.

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



                             AUTOMATIC DATA PROCESSING, INC.
                                        (Registrant)




     Date: May 6, 1994
                                   /s/Fred D. Anderson, Jr.
                                    Fred D. Anderson, Jr.


                                 Chief Financial Officer and
                                  Corporate Vice President
                               (Principal Financial Officer)
                                          (Title)