Form 10-K
period 1994-06-30
AUTOMATIC DATA PROCESSING INC
filed 1994-09-01
CIK 8670

- -------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           COMMISSION FILE NUMBER 1-5397

                         AUTOMATIC DATA PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                22-1467904
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

ONE ADP BOULEVARD, ROSELAND, NEW JERSEY                   07068
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   201-994-5000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                       which registered

      COMMON STOCK, $.10 PAR VALUE              NEW YORK STOCK EXCHANGE
               (VOTING)                         CHICAGO STOCK EXCHANGE
                                                PACIFIC STOCK EXCHANGE

      LIQUID YIELD OPTION NOTES DUE 2012        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.  Yes    X     No
                                        --------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 18, 1994 was $7,581,475,653. On August 18, 1994, there were 140,723,446 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1994 Annual Report
to Shareholders                                               Parts I, II & IV
Portions of the Registrant's Proxy Statement for Annual
Meeting of Stockholders to be held on November 15, 1994.      Part III

- -------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Automatic Data Processing, Inc., incorporated in Delaware in 1961, and its subsidiaries (collectively, "ADP") are engaged only in the computing services business. The following summary describes ADP's activities.

INDUSTRY SEGMENT

     All of ADP's computing services enable clients to process and/or distribute data (their own, ADP's or that of third parties) utilizing ADP's computer programs (which are made available on an interactive/batch or on-site mode of computing) and/or by the interactive manipulation of ADP and third party databases and information.


EMPLOYER SERVICES

     ADP's Employer Services offers a comprehensive range of payroll and payroll-related services which include payroll processing, payroll tax filing, human resource recordkeeping and reporting, 401(k) recordkeeping and reporting, timekeeping systems, and unemployment compensation management. These employer services are provided to clients engaged in a wide variety of businesses. In addition to marketing its services directly, ADP has marketing relationships with many banks and accountants whereby ADP offers its services to business clients of such banks and accountants. Employer services are offered from 53 regional centers located throughout the United States. Employer Services also has two processing centers in Western Europe and one in Canada. In addition, for clients who do not require traditional outsourced payroll processing, Employer Services offers client site payroll processing software.

     ADP's payroll processing and payroll tax filing services comprise over 90% of the revenue of Employer Services. Such services consist primarily of the preparation and furnishing of employee pay checks and direct deposit advices, along with the necessary supporting journals, summaries and management information reports. As part of its regular services, ADP supplies each client with the quarterly and annual social security, medicare, and federal, state and local income tax withholding reports required to be filed by employers, W-2 withholding statements for employees, a complete record of payments for each pay period and a quarterly historical earnings record for each employee. ADP's payroll services also include the preparation of statistical and audit reports for use by its clients' management, such as payroll and job cost distribution reports, welfare and pension fund reports and a payroll audit report.

     ADP's automated payroll tax filing service processes federal, state and local payroll withholding taxes on behalf of ADP clients and remits such taxes to the appropriate taxing authorities when due.

     Approximately 50% of Employer Services' payroll and payroll tax filing services revenues for the past three fiscal years have been attributable to its heartland accounts (companies with between 1 and 99 employees), approximately 35% to major accounts (between 100 and 1,000 employees) and approximately 15% to national accounts (over 1,000 employees).

     ADP's human resource recordkeeping and reporting systems, operating in conjunction with a client's payroll database, provide comprehensive human resource services, including salary and benefit administration, applicant tracking, employee history and other information reporting which is vital to human resource administration and management.

     ADP offers full-service recordkeeping, communication, enrollment and reporting systems, operating in conjunction with its clients' databases, for an IRS-approved prototype 401(k) plan (which is a defined contribution retirement plan for participating employees). Trust and investment management services for such 401(k) plans are provided by one of the largest trustee banks in the United States.

     ADP's time keeping system provides a fully integrated time keeping equipment and software system integrated into ADP's payroll systems.

     ADP's unemployment compensation management system aids clients in managing and reducing their unemployment insurance costs.

BROKERAGE SERVICES

     ADP provides front-office database and quotation services for the investment and brokerage community by supplying quotations, financial news services, and other information to terminals located on brokers' desks. ADP now provides such services to its clients predominately by interactive microcomputer-based work stations, while continuing to support the previous generation of traditional fixed function or "dumb" terminals which have limited capabilities. ADP also provides predominantly terminal-accessed services or on-line, real-time (i.e., most recent or current) services for all active equity securities, commodities, currencies, and interest rate futures trading to clients in the United States and in certain foreign countries.

     ADP provides back-office stock brokerage and related financial computing services such as trade processing, cage management, stock loan accounting, on-line inquiry and data collection, portfolio reporting, order matching and on-line trading. All of these services are offered in the United States and Canada.

     ADP also provides shareholder communication services in the United States and Canada, handling all shareholder mailings from an issuer to its shareholders who elect to leave their stock in "street name" in the custody of their stockbrokers. In fiscal 1994, ADP processed over 165 million shareholder mailings for over 9,000 publicly held corporations and mutual funds.

DEALER SERVICES

     ADP provides industry-specific computing services throughout the United States, Canada, the United Kingdom and Germany principally to automotive and truck dealers and manufacturers by providing such clients with a bundled service solution (which, in addition to the computing services provided, involves ADP selling computer hardware, licensing computer software and providing software support and hardware maintenance services to such clients). Computer systems furnished by ADP manage the day-to-day computing needs of its dealer clients by providing applications such as inventory control, general accounting control, lease management, automated parts cataloging, parts invoicing, service merchandising, finance and insurance, repair order billing, accounts payable, check-writing, payroll processing, data archiving and document storage and laser form printing services.

     In addition, ADP establishes and maintains data communications networks for its automotive and truck manufacturer clients which allow interactive electronic communications between the manufacturers and their respective dealers. These data communication networks may be used for new vehicle orders, warranty claims, delivery reporting, status inquiries of new vehicle orders, vehicle and parts locating and other similar applications.

     ADP also provides data communication networks to link dealers to state departments of motor vehicles databases for lienholder and drivers license information and vehicle registration services.

CLAIMS SERVICES

     ADP's Claims Services, using the name Claims Solutions Group, provides automated service solutions to auto insurers and repairers involved in auto collision repair and valuation in the United States and Canada. These service solutions produced more than five million automobile accident estimates in fiscal 1994. The services include automated collision damage repair estimating for cars and trucks, vehicle valuation services for total losses, and parts locating and pricing services to auto insurers and repairers to facilitate the claims settlement and parts locating processes. Claims Services also provides management reports and vehicle damageability and repair cost statistics to insurance companies, government agencies and automobile manufacturers, services that evaluate the appropriateness of medical treatment and invoicing for auto accident victims, and a property loss repair and replacement system to assist in settling homeowners' claims.

ADP CREDIT CORP.

     ADP Credit Corp. provides computer leasing and financing services primarily to clients of Dealer Services who lease on-site computers from ADP to obtain ADP's services.

NATURE OF SERVICES PROVIDED

     In each of Employer Services, Dealer Services, Claims Services and most of the Brokerage Services business (as well as all other smaller businesses), ADP's services involve the processing of data supplied by clients and delivering the resulting processed information and related management reports to such clients. In the front-office component of the Brokerage Services business, the primary service takes the form of providing stock quotation data (which data is provided by various securities exchanges) to clients. This front-office component represents less than 10% of consolidated revenue.

     Services to all industries are frequently provided by the electronic transmission (through communications lines) of computer-generated data and information from and to clients. Services are offered through a variety of third-party computer platforms which run on various third-party operating systems. Virtually none of ADP's services require ADP-proprietary computer platforms and/or operating systems.

     All of ADP's services utilize somewhat similar facilities, computers, communications networks, salesforces, and client service support personnel. ADP's businesses share numerous facilities, selected computer rooms and communications networks, and ADP occasionally transfers some of its labor force among business units. The input and output of all of ADP's businesses is data and information. On occasion ADP has transferred services and products between business units.

     While the labor intensiveness of a service may vary somewhat based on the degree of automation and complexity in providing the service, all services use the same basic functions as described above. None of ADP's service offerings are particularly capital intensive.

MARKETS AND MARKETING METHODS

     All of ADP's services are sold broadly across the United States and Canada. Non-North American services amounted to less than 5% of fiscal 1994 revenue.
All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

     None of ADP's major business groups have a single homogenous client base or market. For example, while Brokerage Services primarily serves the retail brokerage market, it also services banks, commodity dealers, the institutional brokerage market and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles, and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has over 275,000 clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. While concentrations of clients exist, no one business group is material to ADP's overall revenue. Employer Services also sells to auto dealers, brokerage clients, and insurance clients.

     None of ADP's businesses are overly sensitive to price changes. Economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP's services.

     ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or business unit in ADP is subject to unique market risk.

COMPETITION

     The computing services industry is highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest independent computing services companies in the United States.

     ADP's competitors include banks, other independent computing services companies, and divisions of diversified enterprises. Another competitive factor in the computing services industry is the in-house computing function, whereby a company installs and operates its own computing equipment.

     Competition in the computing services industry is primarily based on service responsiveness, product quality and price. ADP believes that it is very competitive in each of these areas and that there are no material negative factors impacting on ADP's competitive position in the computing services industry. No one competitor or group of competitors is dominant in the computing services industry.

CLIENTS AND CLIENT CONTRACTS

     ADP provides computing services to approximately 300,000 clients. Annual revenues attributable to large client accounts range from $1 million to approximately $55 million per client, while thousands of small client accounts produce annual revenues of less than $1,000 each. ADP's largest single client accounts for approximately 2% of its annual revenue.

     ADP has virtually no "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and no sales order is considered firm until installed and producing revenue.

     ADP's average client retention is between six and seven years in Employer Services and is ten or more years in Brokerage, Dealer and Claims Services and does not vary significantly from period to period.

     ADP does not offer to its clients rebates or promotions on its products and services. Discounts offered to clients on its products and services are not material.

     ADP's services are provided under written Price Quotations or Services Agreements having varying terms and conditions. No one Price Quotation or Service Agreement is material to ADP.

SYSTEMS DEVELOPMENT AND PROGRAMMING

     During the fiscal years ended June 30, 1994, 1993 and 1992, ADP spent $160,803,000, $132,386,000 and $111,483,000, respectively, on systems development and programming activities for the development of new, and the improvement and maintenance of existing, computing services.

PRODUCT DEVELOPMENT

     ADP continually upgrades, enhances and expands its existing products and services. Generally, no new product or service has a significant effect on ADP's revenue or negatively impacts its existing products and services, and each existing product and service has a significant remaining life cycle.

LICENSES

     ADP is the licensee under a number of agreements for computer programs and databases. ADP's business is not dependent upon a single license or group of licenses. Licenses, patents, trademarks and franchises are not material to ADP's business as a whole.

COMPENSATION OF MARKETING AND SALES PERSONNEL

     The compensation arrangements of ADP's marketing and sales personnel vary significantly based on the tenure of the particular salesperson, with the commission-based portion of total compensation averaging 30%-40%. ADP sets minimum sales quotas on an individual basis.

COMPUTER SYSTEMS

     ADP does not manufacture computer systems or act as a distributor of computer systems. ADP may, however, be deemed to be a value-added reseller of computer systems insofar as its services often include computer equipment as part of the bundled service solution.

     ADP's services are offered on a variety of computer platforms which run various operating systems. These computer platforms include those offered by IBM, IBM-compatibles, Digital Equipment Corporation, Apple, Motorola, Hewlett Packard and McDonnell Douglas. The operating systems supporting such computer platforms include DOS, Windows, OS2, VSE, MVS, VMS, System 7 OS, Unix, Reality and Pick.

     ADP's service warranty to its clients is that if any errors or omissions occur in its service offerings, ADP will correct them as soon as possible. In addition, ADP provides, either directly or through third parties, maintenance and support for the ADP-provided equipment and software which facilitates the delivery of its services to clients.

NUMBER OF EMPLOYEES

     ADP employed approximately 22,000 persons as of June 30, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 10 in Part III hereof.

RECENT DEVELOPMENTS

     See "Note 2. Acquisitions" on page 25 of the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 2.  PROPERTIES

     ADP leases space for more than 50 of its processing centers. In addition, ADP leases numerous small processing centers and sales offices. All of these leases, which aggregate approximately 3,500,000 square feet in the United States, Canada, Europe and Asia, expire at various times up to the year 2016. ADP owns 23 of its processing facilities and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,200,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     See "Market Price and Dividend Data" on page 20 of the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference. As of August 18, 1994, the Registrant had 22,935 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

     See "Selected Financial Data" on page 17 of the Registrant's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis" on pages 18-20 of the Registrant's 1994 Annual Report to Shareholders, the Letter to Shareholders on pages 2-4 of such report and the business descriptions on pages 6-13 of such report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements described in Item 14(a) hereof are incorporated herein.

The following supplementary data is incorporated herein by reference:

                                                  Page in 1994 Annual
                                                 Report to Shareholders
                                                 ----------------------

     Quarterly Financial Results (unaudited)
          for the three years ended
          June 30, 1994                                     30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:

                                                                    Employed by
        Name             Age              Position                  ADP Since
- --------------------     ---        ---------------------           ----------

Josh S. Weston           65         Chairman of the Board              1970
                                    and Chief Executive
                                    Officer

Arthur F. Weinbach       51         President and                      1980
                                    Chief Operating Officer

Fred D. Anderson, Jr.    50         Vice President and                 1992
                                    Chief Financial Officer

James B. Benson          49         Vice President and                 1977
                                    General Counsel

Richard C. Berke         49         Vice President,                    1989
                                    Human Resources

Gary C. Butler           47         Group President of                 1975
                                    Dealer Services

Robert J. Casale         55         Group President of                 1988
                                    Brokerage Services

John R. Gaulding         49         President of Claims                1990
                                    Services

Richard J. Haviland      48         Vice President                     1982
                                    and Controller

Fred S. Lafer            65         Senior Vice President,             1967
                                    Secretary and Counsel
                                    to the Board

Glenn W. Marschel        48         Group President of                 1971
                                    Employer Services

                                                                    Employed by
        Name             Age              Position                  ADP Since
- --------------------     ---        ---------------------           ----------

Joseph B. Pirret         53         Vice President and                 1974
                                    Treasurer

Michael W. Reece         49         Vice President,                    1987
                                    Corporate Development


      Messrs. Weston, Weinbach, Benson, Berke, Butler, Casale, Haviland, Lafer, Marschel, Pirret and Reece have each been employed by ADP in senior executive positions for more than the past five years.

      Fred D. Anderson, Jr. joined ADP in August 1992 as a Corporate Vice President and ADP's Chief Financial Officer. Prior to joining ADP he was employed for thirteen years by MAI Systems Corporation (formerly MAI Basic Four, Inc.) and its predecessor company, Management Assistance Inc., in various senior executive positions, including as Senior Vice President and Chief Financial Officer from 1985 until 1989 and President and Chief Operating Officer from 1990 until 1991.

      John R. Gaulding joined ADP in April 1990 as the President of Claims Services and a Corporate Vice President. Prior to joining ADP he was employed for seven years by Pacific Telesis Group in various senior executive positions, including as President and Chief Executive Officer of the Pacific Bell Directory, a subsidiary of Pacific Telesis Group, from 1986 until 1990.

      Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

DIRECTORS OF THE REGISTRANT

      See "Election of Directors" in the Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      See "Compensation of Executive Officers" in the Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See "Election of Directors--Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See "Compensation of Executive Officers--Certain Transactions" in the Proxy Statement for Registrant's 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)1. FINANCIAL STATEMENTS

      The following consolidated financial statements of Automatic Data Processing, Inc. and its subsidiaries are included in Part II, Item 8:

                                                           Page in 1994 Annual
                                                         Report to Shareholders
                                                         ----------------------

      Independent Auditors' Report                                  31

      Consolidated Balance Sheets - June 30, 1994 and 1993          22

      Statements of Consolidated Earnings - years
            ended June 30, 1994, 1993 and 1992                      21

      Statements of Shareholders' Equity - years
            ended June 30, 1994, 1993 and 1992                      23

      Statements of Consolidated Cash Flows - years
            ended June 30, 1994, 1993 and 1992                      24

      Notes to Consolidated Statements                            25-30

      Financial information of the Registrant is omitted because the Registrant is primarily an operating company. The Registrant's subsidiaries which are listed on Exhibit 21 attached hereto are wholly-owned.

      2.    FINANCIAL STATEMENT SCHEDULES
                                                             Page in Form l0-K
                                                             -----------------
      Schedule I - Marketable Securities                            13

      Schedule VIII - Valuation and Qualifying Accounts             14

      Schedule X - Supplementary Income Statement
            Information                                             15

      All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

      3. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

      (3)-#1             -  Amended Restated Certificate of Incorporation -
                            incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1987

      (3)-#2             -  By Laws as currently in effect - incorporated by
                            reference to Exhibit (3)-#2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991

      (4)-#1             -  Indenture dated as of February 20, 1992 between
                            Automatic Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit (4)-#1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

      (10)(i)-#1         -  Asset Purchase Agreement dated as of April 17, 1992
                            among Registrant and Bank of America National Trust and Savings Association and Managistics Incorporated
                            - incorporated by reference to Exhibit A to Registrant's current report on Form 8-K dated June 4, 1992

      (10)(ii)(A)-#1     -  Employment Agreement with Josh S. Weston -
                            incorporated by reference to Exhibit 10(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986 (Management
                            Contract)

      (10)(ii)(A)-#2     -  Amendment to Employment Agreement with Josh S.
                            Weston - incorporated by reference to Exhibit
                            10(ii)(A)-#2 to Registrant's Annual Report on Form
                            10-K for the fiscal year ended June 30, 1990
                            (Management Contract)

      (10)(ii)(A)-#3     -  Amendment to Employment Agreement with Josh S.
                            Weston (Management Contract)

      (10)(iii)(A)-#1    -  Agreements with Richard C. Berke, Robert J. Casale,
                            Glenn W. Marschel and Arthur F. Weinbach - incorporated by reference to Exhibit 10(iii)(A)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management
                            Contracts)

      (10)(iii)(A)-#2    -  Agreement with Gary C. Butler - incorporated by
                            reference to Exhibit 10(iii)(A)-#2 to Registrant's
                            Annual Report on Form 10-K for the fiscal year ended
                            June 30, 1991 (Management Contract)

      (10)(iii)(A)-#3    -  Agreement with Fred D. Anderson, Jr. (Management
                            Contract)

      (10)(iii)(A)-#4    -  l98l Key Employees' Stock Option Plan - incorporated
                            by reference to Registrant's Registration Statement
                            No. 2-75287 on Form S-8 (Management Compensatory
                            Plan)

      (10)(iii)(A)-#5    -  Key Employees' Restricted Stock Plan - incorporated
                            by reference to Registrant's Registration Statement
                            No. 33-25290 on Form S-8 (Management Compensatory
                            Plan)

      (10)(iii)(A)-#6    -  Supplemental Officers' Retirement Plan, as amended
                            and restated - incorporated by reference to Exhibit
                            10(iii)(A)-#5 to Registrant's Annual Report on Form
                            10-K for the fiscal year ended June 30, 1993
                            (Management Compensatory Plan)

      (10)(iii)(A)-#7    -  Amendment to 1981 Key Employees' Stock Option Plan -
                            incorporated by reference to Registrant's Annual
                            Report on Form 10-K for the fiscal year ended June
                            30, 1989 (Management Compensatory Plan)

      (10)(iii)(A)-#8    -  1989 Non-Employee Director Stock Option Plan -
                            incorporated by reference to Exhibit 10(iii)(A)-#7 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management
                            Compensatory Plan)

      (10)(iii)(A)-#9    -  1990 Key Employees' Stock Option Plan - incorporated
                            by reference to Exhibit 10(iii)(A)-#8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management
                            Compensatory Plan)

      (10)(iii)(A)-#10   -  1994 Directors' Pension Arrangement (Management
                            Compensatory Plan)

      (11)               -  Schedule of Computation of Earnings Per Share

      (13)               -  Pages 2-4, 6-13 and 17-31 of the 1994 Annual Report
                            to Shareholders (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

      (21)               -  Subsidiaries of the Registrant

      (23)               -  Independent Auditors' Report and Consent

      (27)               -  Financial Data Schedule

      (b)   None.

                         AUTOMATIC DATA PROCESSING, INC.

                                AND SUBSIDIARIES

                       SCHEDULE I - MARKETABLE SECURITIES

                                 (In thousands)



 Column A                             Column B          Column C       Column D         Column E
- -----------                        ---------------     ----------   -------------    ----------------
                                                                                     Amount at which
                                                                                     each portfolio
                                                                                     of equity
                                   Number of                        Market           security issues
                                   shares or                        value of each    and each other
                                   units-principal                  issue at         security issue is
Name of issuer and                 amount of           Cost of      balance sheet    carried in the
title of each issue                bonds and notes     each issue   date             balance sheet
- -------------------                ---------------     ----------   -------------    -----------------
Year ended June 30, 1994:

MARKETABLE SECURITIES (A)

Municipal Securities                                    $763,962       $744,497        $745,379 (B)

Common Stock (Primarily Utilities)                        82,955         78,185          78,185
                                                        --------       --------        --------
    Total Marketable Securities                         $846,917       $822,682        $823,564
                                                        ========       ========        ========

(A) No single issue exceeds 2% of total assets.

(B) Marketable debt securities are carried at amortized costs on the balance sheet.


                                                   AUTOMATIC DATA PROCESSING, INC.

                                                          AND SUBSIDIARIES

                                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                           (In thousands)


Column A                            Column B            Column C               Column D        Column E
- --------                           ----------  ---------------------------    ----------      ----------
                                                        Additions
                                               ---------------------------
                                                    (1)          (2)
                                                              Charged to
                                   Balance at  Charged to     other                           Balance at
                                   beginning   costs and      accounts-       Deductions-     end of
                                   of period   expenses       describe        describe        period
                                   ----------  -------------  ----------      ----------      ----------
Year ended June 30, 1994:
Allowance for doubtful accounts:
   Current                        $    18,112 $        6,838 $       492 (B) $     4,929 (A) $    20,513

   Long-term                      $    21,684 $        4,366 $         -     $     1,524 (A) $    24,526

Year ended June 30, 1993:
Allowance for doubtful accounts:
   Current                        $    14,743 $        9,445 $       239 (B) $     6,315 (A) $    18,112

   Long-term                      $    19,591 $        5,850 $         -     $     3,757 (A) $    21,684

Year ended June 30, 1992:
Allowance for doubtful accounts:
   Current                       $    10,571 $       10,322 $     1,175 (B) $     7,325 (A) $    14,743

   Long-term                     $     9,979 $       12,900 $       984 (B) $     4,272 (A) $    19,591


(A) Doubtful accounts written off, less recoveries on accounts previously written off.
(B) Acquired in purchase transactions.



                                                   AUTOMATIC DATA PROCESSING, INC.

                                                          AND SUBSIDIARIES

                                       SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                           (In thousands)

  Column A
  --------
                                                      Year ended June 30,

                                         1994               1993               1992
                                       ---------          ---------          ---------
  Maintenance and repairs (A)         $  111,341         $  111,546         $   97,466


  (A) Includes both internal maintenance and repair expenses, and also maintenance for client site data processing equipments, such as client site terminals for Brokerage Services and Dealer Services.


All other required information has been omitted as the totals are included elsewhere or are less than one percent of revenues.

                                   SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTOMATIC DATA PROCESSING, INC.
                                               (Registrant)



September 1, 1994                      By      /s/ Josh S. Weston
                                         ---------------------------------------
                                               Josh S. Weston, Chairman and
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                  Title                              Date
         ---------                                  -----                              ----


/s/ Josh S. Weston                      Chairman of the Board                   September 1, 1994
- -------------------------------         and Director (Principal
   (Josh S. Weston)                     Executive Officer)




/s/ Fred D. Anderson, Jr.               Chief Financial Officer and             September 1, 1994
- ------------------------------          Corporate Vice President
   (Fred D. Anderson, Jr.)              (Principal Financial Officer)




/s/ Richard J. Haviland                 Controller and Corporate                September 1, 1994
- ------------------------------          Vice President
   (Richard J. Haviland)




/s/ Joseph A. Califano, Jr.             Director                                September 1, 1994
- ------------------------------
   (Joseph A. Califano, Jr.)



/s/ Leon G. Cooperman                   Director                                September 1, 1994
- ------------------------------
   (Leon G. Cooperman)



/s/ Edwin D. Etherington                Director                                September 1, 1994
- ------------------------------
   (Edwin D. Etherington)




/s/ Ann Dibble Jordan                   Director                                September 1, 1994
- ------------------------------
   (Ann Dibble Jordan)




/s/ Harvey M. Krueger                   Director                                September 1, 1994
- ------------------------------
   (Harvey M. Krueger)




/s/ Charles P. Lazarus                  Director                                September 1, 1994
- ------------------------------
   (Charles P. Lazarus)




/s/ Frederic V. Malek                   Director                                September 1, 1994
- ------------------------------
   (Frederic V. Malek)




/s/ Henry Taub                          Director                                September 1, 1994
- ------------------------------
   (Henry Taub)



/s/ Laurence A. Tisch                   Director                                September 1, 1994
- ------------------------------
   (Laurence A. Tisch)



/s/ Arthur F. Weinbach                  Director                                September 1, 1994
- ------------------------------
   (Arthur F. Weinbach)