Form 10-Q
period 1994-09-30
AUTOMATIC DATA PROCESSING INC
filed 1994-11-09
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  September 30, 1994    Commission File
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



           X              Yes                             No



     As of November 4, 1994 there were 141,046,851 common shares outstanding.

                                                              Form 10Q

                  Part I. Financial Information

               Statements of Consolidated Earnings

            (In thousands, except per share amounts)

                  Three Months Ended
            September 30,   September 30,
                   1994       1993

     Revenue     $622,286   $551,983

     Operating
     expenses     252,697    230,130

     General,
     administrative
     and selling
     expenses     188,930    165,544

     Depreciation
     and
     amortization  37,758     35,610

     Systems
     development
     and
     programming
     costs         44,355     36,557

     Interest
     expense        5,946      5,282

                  529,686    473,123




     EARNINGS BEFORE
     INCOME
     TAXES AND
     CUMULATIVE
     EFFECT OF
     ACCOUNTING
     CHANGES       92,600     78,860

     Provision
     for income
     taxes         23,900     20,350

     NET EARNINGS
     BEFORE
     CUMULATIVE
     EFFECT OF
     ACCOUNTING
     CHANGES       68,700     58,510

     Cumulative
     effect of
     accounting
     changes         --      (4,800)

     NET
     EARNINGS     $ 68,700  $ 53,710

     EARNINGS
     PER SHARE:
     Before
     cumulative
     effect of
     accounting
     changes      $   .49   $    .42

     Cumulative
     effect of
     accounting
     changes         --         (.03)

     NET
     EARNINGS     $   .49   $    .39

     Dividends
     per share    $   .15   $    .13

                   See notes to consolidated statements.

                                                              Form 10Q
                   Consolidated Balance Sheets
                         (In thousands)
                                   September 30,    June 30,
     Assets                          1994            1994

     Cash and cash equivalents    $  265,758     $  238,626
     Short-term marketable
       securities                    369,291        351,969
     Accounts receivable             304,430        298,096
     Other current assets            105,136         96,726
       Total current assets        1,044,615        985,417

     Long-term marketable
       securities                    467,164        471,595

     Long-term receivables           166,452        162,272

     Land and buildings              281,754        275,088
     Data processing equipment       447,348        433,161
     Furniture, leaseholds and
       other                         290,793        293,044
                                   1,019,895      1,001,293
       Less accumulated
       depreciation                 (622,075)      (605,445)
                                     397,820        395,848

     Other assets                     81,273         81,408
     Intangibles                     620,482        609,025

                                  $2,777,806     $2,705,565

     Liabilities and Shareholders'
     Equity

     Accounts payable             $   53,285    $    56,151
     Accrued expenses
       & other current
       liabilities                   334,855        346,960
     Income taxes                     91,028         72,867
     Current portion of
       long-term debt                  2,276          2,196
       Total current liabilities     481,444        478,174

     Long-term debt                  377,595        372,959
     Other liabilities                77,007         69,504
     Deferred income taxes            32,757         33,553
     Deferred revenue                 62,956         60,124

     Shareholders' equity:
       Common stock                   15,712         15,712
       Capital in excess of par      330,636        325,029
        value
       Retained earnings           1,930,857      1,883,423
       Treasury stock               (531,158)      (532,913)
                                   1,746,047      1,691,251

                                  $2,777,806     $2,705,565

                   See notes to consolidated statements.

                                                              Form 10Q

         Condensed Statements of Consolidated Cash Flows

                         (In thousands)

                                         Three Months Ended
                                         September 30,
                                         1994        1993

     Cash Flows From Operating
     Activities:

     Net earnings                    $  68,700    $  53,710

     Expenses not requiring outlay
     of cash                            41,517       42,241

     Changes in operating net assets    (8,131)      20,451

      Net cash flows from operating
      activities                        102,086     116,402

     Cash Flows From Investing
     Activities:

     Marketable securities              (12,891)     15,819
     Capital expenditures               (24,673)    (22,096)
     Other changes to property,
     plant and equipment                  2,034         748
     Additions to intangibles            (4,752)     (5,465)
     Acquisitions of businesses         (21,512)          0

      Net cash flows from investing
      activities                        (61,794)     (10,994)

     Cash Flows From Financing
     Activities:

     Repayments of long-term debt           (87)        (636)
     Proceeds from issuance of
     common stock                         8,917        7,773
     Repurchases of common stock           (678)     (44,253)
     Dividends paid                     (21,280)     (18,320)
     Other                                  (32)       6,551

      Net cash flows from
      financing activities              (13,160)     (48,885)

     Net change in cash and
     cash equivalents                    27,132       56,523

     Cash and cash equivalents, at
     beginning of period                238,626      180,802

     Cash and cash equivalents,
     at end of period                $  265,758   $  237,325

                   See notes to consolidated statements.

                                                              Form 10Q

                     Notes to Consolidated Statements



          The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June 30, 1994.

     Note A - In fiscal 1994 the Company adopted Financial Accounting Standards Board Statements No. 109, "Accounting for Income Taxes", and No. 112, "Employers' Accounting for Postemployment Benefits" effective July 1, 1993. The cumulative effect of adopting Statement No. 109 was to increase net earnings by $2.7 million ($.02 per share). The cumulative effect of adopting Statement No. 112, which requires that certain postemployment benefits be accrued as service is provided, was to decrease net earnings by $7.5 million ($.05 per share), after $5.0 million of income tax benefit.

     Note B - The results of operations for the three months ended September 30, 1994 may not be indicative of the results to be expected for the year ending June 30, 1995.

     Note C - Earnings per share are based on a weighted average of the number of shares outstanding, which for the quarters ended September 30, 1994 and 1993 were 140,769,000 and 140,645,000, respectively.

                                                              FORM 10Q

                   MANAGEMENT'S DISCUSSION AND ANALYSIS


     OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended September 30, 1994.

     Revenue and revenue growth by ADP's major service groups are shown below:

                                 Revenue              Revenue Growth
                                 3 Months Ended       3 Months Ended
                                 September 30,        September 30,
                                 1993       1994      1993      1994
                                 ($ in millions)

          Employer Services      $ 318      $ 355          9%      12%
          Brokerage Services       127        135         27        6
          Dealer Services           78         95         24       22
          Other                     29         37        (26)      28
                                 $ 552      $ 622         11%      13%

     Consolidated revenue for the quarter of $622 million was up 13% from last year. Revenue growth in Employer and Dealer Services was 12% and 22%, respectively. In addition, the primary leading indicators for these businesses, new client sales and client retention, were very strong. Brokerage Services growth of 6% was on plan while, as expected, U.S. trading volume was below last year's record level.

     The primary components of "Other revenue" shown above are services for auto claims, wholesalers, and European payroll users. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8%.

     Pre-tax earnings for the quarter increased 17% from last year, as pre-tax margins improved primarily from continued productivity improvements, aided by automation. Systems development and programming costs increased during the quarter at a faster rate than revenue growth. R&D investments have increased, especially in Employer Services, to accelerate automation, migrate to new computing technologies, and develop new products.

     Net earnings for the quarter also increased 17% to $69 million. The effective tax rate of 25.8% was the same as in the comparable quarter last year. The effective tax rate for the first quarter of fiscal '94 was higher than that experienced for the rest of fiscal 1994 because of certain one-time impacts of adopting the Omnibus Budget Reconciliation Act of 1993.

     Earnings per share for the quarter increased 17% to $.49 from $.42 last year before the effects of one-time accounting changes in fiscal 1994. In 1994, the Company adopted Financial Accounting Standards Board Statements No. 109, "Accounting for Income Taxes", and No. 112, "Employers' Accounting for Postemployment Benefits", effective
     July 1, 1993. The cumulative effect of adopting these statements was to decrease net earnings in the quarter ended September 30, 1993 by $4.8 million ($.03 per share).

                                                              FORM 10Q

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At September 30, 1994, the Company had cash and marketable securities of about $1.1 billion. Shareholders' equity exceed $1.7 billion and the ratio of long-term debt to equity was 22%.

     Capital expenditures for fiscal 1995 are expected to approximate $130 million. Capital expenditures for fiscal 1994 were $111 million.

     During the quarter, ADP purchased approximately 13,000 shares of common stock for treasury at an average price of about $51. The Company has remaining Board authorization to purchase up to 2.3 million additional shares to fund our equity related employee benefit plans.

                                                              FORM 10Q

                        PART II.  OTHER INFORMATION


     All items are either inapplicable or would result in negative responses and, therefore, have been omitted.

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



                                  AUTOMATIC DATA PROCESSING, INC.
                                            (Registrant)




     Date: November 7, 1994
                                    /s/ Fred D. Anderson, Jr.
                                    Fred D. Anderson, Jr.
                                    Chief Financial Officer and
                                    Corporate Vice President
                                    (Principal Financial Officer)
                                    (Title)