Form 10-Q
period 1994-12-31
AUTOMATIC DATA PROCESSING INC
filed 1995-02-10
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  December 31, 1994   Commission File
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



                   X            Yes                       No



     As of January 31, 1995 there were 143,071,379 common shares outstanding.

                                                                     Form 10Q
                  Part I. Financial Information

               Statements of Consolidated Earnings

            (In thousands, except per share amounts)

                    Three Months Ended      Six Months Ended
                       December 31,           December 31,
                     1994       1993        1994       1993
     Revenue     $672,597   $577,661   $1,294,883  $1,129,644

     Operating
      expenses    268,107    233,127      520,804     463,257

     General,
      administrative
      and selling
      expenses    183,923    158,748      372,852     324,292

     Depreciation
      and
      amortization 39,751     36,700       77,509      72,310

     Systems
      development
      and
      programming
      costs        46,464     37,467       90,819      74,024

     Interest
      expense       6,252      5,049       12,199      10,331

                  544,497    471,091    1,074,183     944,214


     EARNINGS
       BEFORE
       INCOME
       TAXES AND
       CUMULATIVE
       EFFECT OF
       ACCOUNTING
       CHANGES    128,100    106,570      220,700     185,430

     Provision for
      income taxes 33,180     26,390       57,080      46,740

     NET EARNINGS
       BEFORE
       CUMULATIVE
       EFFECT OF
       ACCOUNTING
       CHANGES     94,920     80,180      163,620     138,690

     Cumulative
       effect of
       accounting
       changes         --         --           --      (4,800)

     NET
       EARNINGS  $ 94,920   $ 80,180   $  163,620  $  133,890

     EARNINGS PER
      SHARE:
       Before
         Cumulative
         Effect of
         Accounting
         Changes $    .67   $    .57   $     1.16  $      .99

       Cumulative
         Effect of
          Accounting
          Changes      --         --           --        (.03)

       NET
         INCOME  $    .67   $    .57   $     1.16  $      .96


     Dividends
       per share $    .15   $    .13   $      .30  $      .26


                   See notes to consolidated statements.

                                                                     Form 10Q
                   Consolidated Balance Sheets
                         (In thousands)
                                 December 31,     June 30,
     Assets                          1994            1994

     Cash and cash equivalents    $  288,160     $  238,626
     Short-term marketable           340,002        351,969
      securities
     Accounts receivable             325,998        298,096
     Other current assets            105,759         96,726
       Total current assets        1,059,919        985,417

     Long-term marketable            539,604        471,595
      securities

     Long-term receivables           172,343        162,272

     Land and buildings              283,013        275,088
     Data processing equipment       462,679        433,161
     Furniture, leaseholds and       289,966        293,044
     other
                                   1,035,658      1,001,293

       Less accumulated             (634,395)      (605,445)
        depreciation
                                     401,263        395,848

     Other assets                     84,174         81,408
     Intangibles                     630,558        609,025

                                  $2,887,861     $2,705,565

     Liabilities and Shareholders' Equity

     Accounts payable             $   50,911     $   56,151
     Accrued expenses                322,421        346,960
      & other current
       liabilities
     Income taxes                     81,544         72,867
     Current portion of long-term      2,366          2,196
      debt
       Total current liabilities     457,242        478,174

     Long-term debt                  382,091        372,959
     Other liabilities                81,450         69,504
     Deferred income taxes            15,817         33,553
     Deferred revenue                 66,285         60,124

     Shareholders' equity:
       Common stock                   15,712         15,712
       Capital in excess of par      347,293        325,029
        value
       Retained earnings           2,006,066      1,883,423
       Treasury stock               (484,095)      (532,913)
                                   1,884,976      1,691,251

                                  $2,887,861     $2,705,565

                   See notes to consolidated statements.

                                                                      Form 10Q
         Condensed Statements of Consolidated Cash Flows

                         (In thousands)

                                           Six Months Ended
                                             December 31,
                                          1994        1993

     Cash Flows From Operating
     Activities:

     Net earnings                    $ 163,620    $  133,890

     Expenses not requiring             78,930        85,509
      outlay of cash
     Changes in operating net          (66,244)      (31,222)
      assets
      Net cash flows from operating    176,306       188,177
       activities

     Cash Flows From Investing
     Activities:

     Marketable securities             (56,042)     (134,956)
     Capital expenditures              (52,230)      (45,353)
     Other changes to property, plant    2,797         4,180
      and equipment
     Additions to intangibles           (8,531)      (14,285)
     Acquisitions of businesses        (26,301)      (12,306)

      Net cash flows from investing   (140,307)     (202,720)
       activities

     Cash Flows From Financing
     Activities:

     Repayments of long-term debt         (364)         (780)
     Proceeds from issuance of common   59,411        52,166
      stock
     Repurchases of common stock        (1,999)      (45,915)
     Dividends paid                    (42,543)      (36,559)
     Other                                (970)        8,311

      Net cash flows from financing     13,535       (22,777)
       activities

     Net change in cash and cash        49,534       (37,320)
      equivalents
     Cash and cash equivalents, at     238,626       180,802
     beginning of period

     Cash and cash equivalents, at   $ 288,160    $  143,482
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

     Note A - Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statements No. 109, "Accounting for Income Taxes", and No. 112, "Employers' Accounting for Postemployment Benefits". The cumulative effect of adopting Statement No. 109 was to increase net earnings by $2.7 million
               ($.02 per share).   The cumulative effect of adopting
               Statement No. 112, which requires that certain postemployment benefits be accrued as service is provided, was to decrease net earnings by $7.5 million ($.05 per share), after $5.0 million of income tax benefit.

     Note B -  The results of operations for the six
               months ended December 31, 1994 may not be indicative of the results to be expected for the year ending June 30, 1995.

     Note C - Earnings per share are based on the weighted average number of shares outstanding, which for the quarters ended December 31, 1994 and 1993 were 141,718,000 and
               140,513,000, respectively. The weighted average number of shares for the six months ended
               December 31, 1994 and 1993 were 141,250,000
               and 140,585,000 respectively.

     Note D -  Effective July 1, 1994, the Company adopted
               Statement of Financial Accounting Standards
               No. 115, "Accounting for Certain Investments in Debt and Equity Securities", under which most of the Company's investments in marketable securities are classified as "available-for-sale securities". The impact of adopting this statement was not material.

                                                                  Form 10Q
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended December 31, 1994.

     Revenue and revenue growth by ADP's major service groups are shown below:

                                       Revenue
                         3 Months Ended       6 Months Ended
                          December 31,         December 31,
                          1993    1994         1993    1994
                                  ($ in millions)

     Employer Services   $ 334   $ 382       $ 652   $ 737
     Brokerage Services    131     139         258     274
     Dealer Services        84     109         161     204
     Other                  29      43          59      80
                         $ 578   $ 673       $1130   $1295


                                   Revenue Growth
                         3 Months Ended       6 Months Ended
                          December 31,         December 31,
                          1993    1994         1993    1994

     Employer Services       9%     14%           9%     13%
     Brokerage Services     28       6           28       6
     Dealer Services        24      30           24      27
     Other                 (31)     48          (28)     36
                            11%     16%          11%     15%

     Consolidated revenue for the quarter of $673 million was up 16% from last year. Revenue growth in Employer, and Dealer Services, was 14% and 30% respectively.
     The primary leading indicators of these businesses, new client sales and client retention, continue to be very strong. Dealer Services' bouyant growth included internal growth of over 15% and the effect of several small acquisitions. Brokerage Services' growth of 6% was, as expected, about the same as the first quarter; overall trading volume was relatively flat with last year's record level.

     The primary components of "Other revenue" shown above are for automotive claims, wholesalers and European payroll users. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8%.

     Pre-tax earnings for the quarter increased 20% from last year, as pre-tax margins improved primarily from continued productivity improvements, aided by automation. Systems development and programming costs increased during the quarter at a faster rate than revenue growth. R&D investments have increased, especially in Employer Services, to accelerate automation, migrate to new computing technologies, and develop new products.

                                                                  Form 10Q

     Net earnings for the quarter increased 18% to $95 million.
     The effective tax rate of 25.9% was higher than in the comparable period last year as earnings on municipal investments are expected to represent a smaller percent of total earnings in fiscal 1995 than in fiscal 1994.

     Earnings per share for the quarter increased 18% to $.67 from $.57 last year. Earnings per share for the six month period increased 17% to $1.16 from $.99 last year, before the effects of one-time accounting changes in fiscal 1994. In 1994, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", and No. 112, "Employers' Accounting for Postemployment Benefits", effective July 1, 1993.
     The cumulative effect of adopting these statements was to decrease net earnings in the quarter ended September 30, 1993 by $4.8 million ($.03 per share).

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At December 31, 1994, the Company had cash and marketable securities of almost $1.2 billion. Shareholders' equity exceeded $1.8 billion and the ratio of long-term debt to equity was 20%.

     Capital expenditures for fiscal 1995 are expected to approximate $130 million. Capital expenditures for fiscal 1994 were $111 million.

     During the first six months, ADP purchased approximately 38,000 shares of common stock for treasury at an average price of about $52. The Company has remaining Board authorization to purchase up to approximately 2.3 million additional shares to fund various equity related employee benefit plans.

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



                             AUTOMATIC DATA PROCESSING, INC.
                                       (Registrant)



     Date: February 10, 1995
                                    /s/ Fred D. Anderson, Jr.
                                      Fred D. Anderson, Jr.
                                 Chief Financial Officer and
                                  Corporate Vice President
                               (Principal Financial Officer)
                                             (Title)