Form 10-Q
period 1995-03-31
AUTOMATIC DATA PROCESSING INC
filed 1995-05-11
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  March 31, 1995  Commission File
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



                   X            Yes                       No



     As of May 8, 1995 there were 144,156,693 common shares outstanding.

                                                                     Form 10Q
                  Part I. Financial Information

               Statements of Consolidated Earnings

            (In thousands, except per share amounts)

                    Three Months Ended      Nine Months Ended
                        March 31,                March 31,
                     1995       1994         1995        1994

     Revenue     $798,989   $674,405   $2,093,872  $1,804,049

     Operating
      expenses    309,574    266,061      830,378     729,317

     General,
      administrative
      and selling
      expenses    224,096    184,313      596,946     508,605

     Depreciation
      and
      amortization 42,131     36,571      119,641     108,881

     Systems
      development
      and
      programming
      costs        48,120     41,841      138,940     115,865

     Interest
      expense       5,978      5,129       18,177      15,461

                  629,899    533,915    1,074,082   1,478,129


     EARNINGS
       BEFORE
       INCOME
       TAXES AND
       CUMULATIVE
       EFFECT OF
       ACCOUNTING
       CHANGES    169,090    140,490      389,790     325,920

     Provision for
      income taxes 43,820     35,500      100,900      82,240

     NET EARNINGS
       BEFORE
       CUMULATIVE
       EFFECT OF
       ACCOUNTING
       CHANGES    125,270    104,990      288,890     243,680

     Cumulative
       effect of
       accounting
       changes         --         --           --      (4,800)

     NET
       EARNINGS  $125,270   $104,990   $  288,890  $  238,880

     EARNINGS PER
      SHARE:
       Before
         cumulative
         effect of
         accounting
         changes $    .87   $    .74   $     2.03  $     1.73

       Cumulative
         effect of
          accounting
          changes      --         --           --        (.03)

       NET
         INCOME  $    .87   $    .74   $     2.03  $     1.70


     Dividends
       per share $    .15   $    .13   $      .45  $      .39


                   See notes to consolidated statements.

                                                                     Form 10Q
                   Consolidated Balance Sheets
                         (In thousands)
                                    March 31,     June 30,
     Assets                             1995         1994

     Cash and cash equivalents    $  377,597     $  238,626
     Short-term marketable           355,246        351,969
      securities
     Accounts receivable             379,224        298,096
     Other current assets            110,993         96,726
       Total current assets        1,223,060        985,417

     Long-term marketable            533,728        471,595
      securities

     Long-term receivables           177,901        162,272

     Land and buildings              284,333        275,088
     Data processing equipment       490,410        433,161
     Furniture, leaseholds and       299,859        293,044
     other
                                   1,074,602      1,001,293

       Less accumulated             (668,152)      (605,445)
        depreciation
                                     406,450        395,848

     Other assets                     82,653         81,408
     Intangibles                     656,408        609,025

                                  $3,080,200     $2,705,565

     Liabilities and Shareholders' Equity

     Accounts payable             $   53,641     $   56,151
     Accrued expenses                373,326        346,960
      & other current
       liabilities
     Income taxes                     76,799         72,867
     Current portion of long-term      2,792          2,196
      debt
       Total current liabilities     506,558        478,174

     Long-term debt                  394,482        372,959
     Other liabilities                67,939         69,504
     Deferred income taxes            18,500         33,553
     Deferred revenue                 73,130         60,124

     Shareholders' equity:
       Common stock                   15,712         15,712
       Capital in excess of par      358,769        325,029
        value
       Retained earnings           2,106,332      1,883,423
       Treasury stock               (461,222)      (532,913)
                                   2,019,591      1,691,251

                                  $3,080,200     $2,705,565

                   See notes to consolidated statements.

                                                                      Form 10Q
         Condensed Statements of Consolidated Cash Flows

                         (In thousands)

                                           Nine Months Ended
                                               March 31,
                                          1995         1994

     Cash Flows From Operating
     Activities:

     Net earnings                    $ 288,890    $  238,880

     Expenses not requiring            129,140       126,728
      outlay of cash
     Changes in operating net          (97,429)      (26,474)
      assets
      Net cash flows from operating    320,601       339,134
       activities

     Cash Flows From Investing
     Activities:

     Marketable securities             (65,410)     (197,756)
     Capital expenditures              (81,047)      (73,287)
     Other changes to property, plant    1,338         7,762
      and equipment
     Additions to intangibles          (28,274)      (20,240)
     Acquisitions of businesses        (41,676)      (40,716)

      Net cash flows from investing   (215,069)     (324,237)
       activities

     Cash Flows From Financing
     Activities:

     Repayments of long-term debt       (1,837)       (1,480)
     Proceeds from issuance of common   93,546        67,906
      stock
     Repurchases of common stock        (1,999)      (84,572)
     Dividends paid                    (63,993)      (55,016)
     Other                               7,722        (1,010)

      Net cash flows from financing     33,439       (74,172)
       activities

     Net change in cash and cash       138,971       (59,275)
      equivalents
     Cash and cash equivalents, at     238,626       180,802
     beginning of period

     Cash and cash equivalents, at   $ 377,597    $  121,527
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

     Note B -  The results of operations for the nine
               months ended March 31, 1995 may not be
               indicative of the results to be expected for the year ending June 30, 1995.

     Note C - Earnings per share are based on the weighted average number of shares outstanding, which for the quarters ended March 31, 1995 and 1994 were 143,546,000 and
               141,649,000, respectively. The weighted average number of shares for the nine months ended
               March 31, 1995 and 1994 were 142,019,000
               and 140,940,000 respectively.

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

     Revenue and earnings again reached record levels during the quarter ended March 31, 1995.

     Revenue and revenue growth by ADP's major service groups are shown below:

                                       Revenue
                         3 Months Ended       9 Months Ended
                            March 31,            March 31,
                          1994    1995         1994    1995
                                  ($ in millions)

     Employer Services   $ 419   $ 475       $1071   $1211
     Brokerage Services    152     170         410     444
     Dealer Services        85     112         246     317
     Other                  18      42          77     122
                         $ 674   $ 799       $1804   $2094


                                   Revenue Growth
                         3 Months Ended       9 Months Ended
                            March 31,            March 31,
                          1994    1995         1994    1995

     Employer Services       9%     13%           9%     13%
     Brokerage Services     18      12           24       8
     Dealer Services        20      32           22      29
     Other                 (33)    133          (29)     58
                            10%     18%          11%     16%

     Consolidated revenue for the quarter of $799 million was up 18% from last year. Revenue growth in each of the three largest businesses, which in the aggregate represent over 90% of total revenue, was at a double-digit rate. Employer Services' revenue growth of 13% was due to strong new client sales, improved client retention and previously announced acquisitions. Dealer Services'buoyant revenue growth of 32% reflects internal growth of over 15% and the effect of several small acquisitions. Brokerage Services'growth of 12% was higher than expected primarily as a result of very strong seasonal Proxy mailing volume, and several small non-recurring items. Consolidated revenue for the 9 months of $2094 million was up 16% from last year.

     The primary components of "Other revenue" shown above are services for auto claims, wholesalers and European payroll users. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8%.

     Pre-tax earnings for both the quarter and the nine months increased 20% from last year. Pre-tax margins improved slightly, primarily from continued productivity improvements and the impact of higher interest rates. This increase was after absorbing increased systems development and programming investments.

                                                                  Form 10Q

     Net earnings for the quarter and the nine month period increased 19%. The effective tax rate of 25.9% was higher than in the comparable period last year as earnings on municipal investments are expected to represent a smaller percent of total earnings in fiscal 1995 than in fiscal 1994.

     Earnings per share for the quarter increased 18% to $.87 from $.74 last year. Earnings per share for the nine month period increased 17% to $2.03 from $1.73 last year, before the effects of one-time accounting changes in fiscal 1994. In 1994, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", and No. 112, "Employers' Accounting for Postemployment Benefits", effective July 1, 1993.
     The cumulative effect of adopting these statements was to decrease net earnings in the quarter ended September 30, 1993 by $4.8 million ($.03 per share).

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 1995, the Company had cash and marketable securities in excess of $1.2 billion. Shareholders' equity exceeded $2 billion and the ratio of long-term debt to equity was approximately 20%.

     Capital expenditures for fiscal 1995 are expected to approximate $125 million. Capital expenditures for fiscal 1994 were $111 million.

     During the nine months, ADP purchased
     approximately 38,000 shares of common stock for treasury at an average price of about $52. The Company has remaining Board authorization to purchase up to approximately 2.3 million additional shares to fund various equity related employee benefit plans.


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



                             AUTOMATIC DATA PROCESSING, INC.
                                       (Registrant)



     Date: May 11, 1995
                                    /s/ Fred D. Anderson, Jr.
                                      Fred D. Anderson, Jr.
                                 Chief Financial Officer and
                                  Corporate Vice President
                               (Principal Financial Officer)
                                             (Title)