Form 10-K
period 1995-06-30
AUTOMATIC DATA PROCESSING INC
filed 1995-09-21
CIK 8670

--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR ENDED JUNE 30, 1995

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

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.  Yes    X     No
                                        -------     -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 1995 was $9,854,949,506. On September 15, 1995, there were 143,867,876 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1995 Annual Report to
Shareholders                                                    Parts I, II & IV
Portions of the Registrant's Proxy Statement for Annual
Meeting of Stockholders to be held                              Part III
on November 14, 1995.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

        Automatic Data Processing, Inc., incorporated in Delaware in 1961, and its subsidiaries (collectively, "ADP") are engaged in the computing services business. The following summary describes ADP's activities.

INDUSTRY SEGMENT

        All of ADP's computing services enable clients to process and/or distribute data (their own, ADP's or that of third parties) and/or to interactively access and utilize ADP and third party databases and information, utilizing ADP's batch, interactive and client site systems.

EMPLOYER SERVICES

        ADP's Employer Services offers a comprehensive range of payroll, tax filing, human resource ("HR"), direct deposit, cash management, 401(k) recordkeeping, timekeeping, and unemployment compensation management services. These services are provided to over 300,000 clients engaged in a wide variety of businesses. In addition to its direct marketing, ADP has marketing relationships with many banks and accountants whereby ADP offers its services to their business clients. Employer services are offered from 39 regional processing centers in the United States, four centers in Western Europe and one center in Canada. For clients who desire to do their own processing, client site payroll and HR software is available.

        Payroll and tax filing services comprise over 80% of Employer Services revenue. Payroll services include the preparation of pay checks and direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees.

        ADP's tax filing service processes federal, state and local payroll taxes on behalf of ADP clients and remits such taxes to the appropriate taxing authorities when due.

        Approximately 44% of Employer Services' payroll and payroll tax filing services revenue for the past three fiscal years have been attributable to its heartland accounts (companies with between 1 and 99 employees), approximately 39% to major accounts (between 100 and 1,000 employees) and approximately 17% to national accounts (over 1,000 employees).

        Autopay is ADP's most flexible and comprehensive payroll product with over 200,000 clients. In addition, ADP offers EasyPay, a simple, low-cost payroll solution for small clients. For small payroll clients who prefer client site processing, ADP has a PC-based product called SoftPay. For larger clients, ADP's new Client Server Series provides client site payroll, HR and benefits administration processing using client server technology and fourth generation software. ADP's Application Group installs and implements client server systems for ADP clients and other users of server technology.

        Employer Services recently introduced Full Service Direct Deposit in association with major bank partners. It permits employers to easily, rapidly, and economically make electronic direct deposits to employee bank accounts.

        ADP's HR services, operating in conjunction with a client's payroll database, provide comprehensive recordkeeping HR services, including benefit administration, applicant tracking, employee history and position control. The various HR systems run on standalone PC's, local or wide area networks or client/server systems.

        ADP also offers 401(k) recordkeeping, benefits administration and benefits consulting. During fiscal 1995, these services were enhanced by the acquisition of a leading consulting and actuarial firm. ADP now offers comprehensive 401(k) administrative services relating to defined benefit plans, flexible spending, healthcare and other group benefits.

        ADP Total Time provides a comprehensive time-keeping system fully integrated into ADP's payroll systems. ADP's unemployment compensation service aids clients in managing and reducing unemployment insurance costs. ADP's Peachtree accounting package and updates are sold through retail channels.

        ADP has formed a joint venture with Checkfree Corporation to provide electronic banking and bill payment services to small businesses to help them manage money and improve their accounts payable process.

BROKERAGE SERVICES

        ADP provides front-office database, news, analytic and quotation services for the investment and brokerage community through terminals located on brokers' desks. ADP provides such services through interactive work stations (utilizing client-server architecture) for all active equity securities, commodities, currencies, and interest rate futures. ADP also offers its institutional and international clients real-time news processing systems, real-time fixed income, foreign exchange and money market information, and sophisticated analytics. ADP's Power Partner service is based on state-of-the-art "object linking and embedding technology" which allows clients to modularly build, and seamlessly integrate, market information, securities processing systems, broker productivity tools, client applications and third party software into their workstations.

        ADP provides back-office stock brokerage and related financial computing services such as trade processing, cage management, stock loan accounting, on-line inquiry and data collection, portfolio reporting, order matching and on-line trading. All of these services are offered in the United States and Canada. ADP's GLOSS client-server system offers global multicurrency clearance and settlement services for international securities.

        ADP provides shareholder communication services in the United States and Canada, handling all shareholder mailings and proxy processing for shareholders whose securities are left in "street name" in the custody of ADP's "nominee" clients (principally brokerage firms and banks). In fiscal 1995, ADP processed over 200 million shareholder mailings for over 11,000 publicly held corporations and mutual funds. Shareholder ballots representing approximately 69 billion shares were electronically processed. As part of its shareholder communication services, ADP introduced StreetLink, a unique, quickly deliverable laser printed alternative to expensive quarterly mailings to shareholders.

DEALER SERVICES

        ADP provides industry-specific computing services to automotive, truck and farm equipment dealers and manufacturers in the United States, Canada, Mexico, Germany, France, the Netherlands, the United Kingdom and Taiwan. It offers such clients a service solution which involves ADP selling computer hardware, licensing computer software and providing software support and hardware maintenance services to such clients. Clients use ADP's systems to manage their accounting, inventory, factory communications, scheduling, leasing, sales and service activities. In addition, ADP offers more than 95 manufacturer subsystems for pricing updates and factory ordering.

        ADP establishes and maintains communications networks for its clients which allow interactive communications between manufacturers and their respective dealers. These communication networks are used for new vehicle ordering, status inquiry and warranty claims, parts and vehicle locating, credit checks, vehicle repair estimating, vehicle registration and vehicle lienholder information.

        ADP continues to automate the business processes for its clients through value-added products such as paperless parts cataloging, repair shop pricing and scheduling, laser printing, and data archiving and document storage. ADP's Laser Station replaces pre-printed, multipart, carbonized forms with customized laser-printed originals. This product allows dealers to print from a single laser printer all types of customer communications, including customer satisfaction surveys, service reminders, invoices and statements. ADP's Document Storage & Data Archiving product is designed to create a paperless office. This product uses optical disk and scanning technologies to electronically scan, store and retrieve purchase orders, invoices, checks, other documents and even customer signatures. Digitized records replace stored documents and can be retrieved from any ADP workstation for viewing, faxing or printing. ADP's New Vehicle Order System increases vehicle order accuracy, improves vehicle management and reduces floor plan interest expense. The Used Vehicle Network helps dealers manage their used vehicles more efficiently. ADP also provides consulting services to its dealer clients to help them reengineer their management processes.

CLAIMS SERVICES

        ADP provides auto repair estimating and parts availability services to insurance companies, claims adjusters, repair shops and salvage yards involved in auto collision repair and valuation in the United States and Canada. The services include automated collision damage repair estimating for cars and trucks, vehicle valuation services for total losses, and parts locating and pricing services to auto insurers and repairers to facilitate the claims settlement and parts locating processes. ADP provides management information and vehicle damageability and repair cost statistics to insurance companies, government agencies and automobile manufacturers. A pen-based, mobile auto estimating system, using state-of-the-art technology and graphical user interfaces, was recently introduced. Satellite and voice-based trading networks for the location and pricing of recycled parts, and ADP's salvage-related products and services, have been significantly expanded.

        ADP provides services that evaluate the appropriateness of medical treatment and invoicing for auto accident victims. The core product, Provider Bill Audit, is an expert system that performs fee and utilization audits of medical provider bills involving soft tissue injury and provides auto insurers with a consistent methodology for assessing the proper diagnoses and treatment of automobile-related injuries.

        ADP also provides a property loss repair and replacement system to assist in settling homeowners' claims.

ADP CREDIT CORP.

        ADP Credit Corp. provides computer leasing and financing services primarily to clients of Dealer Services in the United States and Canada who lease on-site computers as part of ADP's total service solution.

NATURE OF SERVICES PROVIDED

        In each of Employer Services, Dealer Services, Claims Services and most of the Brokerage Services business (as well as all other smaller businesses), ADP's services primarily involve the processing and utilization of client and/or third party data. In the front-office component of the Brokerage Services business, the primary service takes the form of providing securities, commodities and currencies quotation data (which data is provided by various exchanges) and news to clients; this front-office component represents less than 10% of consolidated revenue.

        Services to all industries are generally available by the electronic transmission (through communications lines) of computer-generated data and information from and to clients. Services are offered through a variety of systems and networks which run on industry-standard operating systems. Virtually none of ADP's services require ADP-proprietary hardware and/or operating systems.

        All of ADP's services utilize somewhat similar facilities, computers, communications networks, salesforces, and client service support personnel. ADP's businesses share numerous facilities, selected computer rooms and communications networks, and ADP occasionally transfers some of its employees among business units. The input and output of all of ADP's businesses is data and information. On occasion ADP has transferred services and products between business units.

        While the labor intensiveness of a service may vary somewhat based on the degree of automation and complexity in providing the service, all services use the same basic functions as described above. None of ADP's service offerings are particularly capital intensive.

MARKETS AND MARKETING METHODS

        All of ADP's services are sold broadly across the United States and Canada. Non-North American services amounted to less than 5% of fiscal 1995 revenue. All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

        None of ADP's major business groups have a single homogenous client base or market. For example, while Brokerage Services primarily serves the retail brokerage market, it also serves banks, commodity dealers, the institutional brokerage market and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles, and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has over 300,000 clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. While concentrations of clients exist, no one business group is material to ADP's overall revenue. Employer Services also sells to auto dealers, brokerage clients, and insurance clients.

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

        ADP's competitors include other independent computing services companies, divisions of diversified enterprises and banks. Another competitive factor in the computing services industry is the in-house computing function, whereby a company installs and operates its own computing systems.

        Competition in the computing services industry is primarily based on service responsiveness, product quality and price. ADP believes that it is very competitive in each of these areas and that there are no material negative factors impacting ADP's competitive position in the computing services industry. No one competitor or group of competitors is dominant in the computing services industry.

CLIENTS AND CLIENT CONTRACTS

        ADP provides computing services to approximately 350,000 clients. Annual revenues attributable to large client accounts range from $1 million to approximately $66 million per client, while thousands of small client accounts produce annual revenues of less than $1,000 each. ADP's largest single client accounts for approximately 2% of its annual revenue.

        ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and because no sale is considered firm until it is installed and begins producing revenue.

        ADP's average client retention is seven years in Employer Services and is ten or more years in Brokerage, Dealer and Claims Services and does not vary significantly from period to period.

        Discounts, rebates and promotions offered by ADP to clients are not material.

        ADP's services are provided under written Price Quotations or Services Agreements having varying terms and conditions. No one Price Quotation or Service Agreement is material to ADP.

SYSTEMS DEVELOPMENT AND PROGRAMMING

        During the fiscal years ended June 30, 1995, 1994 and 1993, ADP spent $193,173,000, $160,803,000 and $132,386,000, respectively, on systems development and programming activities for the development of new and the improvement and maintenance of existing computing services.

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

COMPENSATION OF MARKETING AND SALES PERSONNEL

        The compensation arrangements of ADP's marketing and sales personnel vary significantly based on the tenure of the particular salesperson, with the commission-based portion of total compensation averaging approximately 40%. ADP sets minimum sales quotas on an individual basis.

COMPUTER SYSTEMS

        ADP does not manufacture computer systems or act as a distributor of computer systems. ADP may, however, be deemed to be a value-added reseller of computer systems insofar as its services often include computer equipment as part of the total service solution.

        ADP's services are offered on a variety of computer platforms which run various operating systems. These computer platforms include those offered by IBM, IBM-compatibles, Digital Equipment Corporation, Apple, Motorola, Hewlett Packard and McDonnell Douglas. The industry-standard operating systems supporting such computer platforms include DOS, Windows, OS2, VSE, MVS, VMS, System 7 OS, Unix, Reality and Pick.

        ADP's service warranty to its clients is that if any errors or omissions occur in its service offerings, ADP will correct them as soon as possible. In addition, ADP provides, either directly or through third parties, maintenance and support for the ADP-provided equipment and software which facilitates the delivery of its services to clients.

NUMBER OF EMPLOYEES

        ADP employed approximately 25,000 persons as of June 30, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

        See Item 10 in Part III hereof.

RECENT DEVELOPMENTS

         ADP has entered into an agreement to acquire for cash all outstanding shares of GSI, a European computer services company based in Paris, France ("GSI"). The transaction is valued at FF 2.3 billion (approximately US $460 million) and is subject to GSI shareholder and various governmental approvals. The transaction is expected to close before the end of the calendar year and may have a slightly dilutive effect on ADP's earnings per share. GSI is the European leader in providing payroll and human resource information services. GSI also provides facilities management, banking, clearing and other information services in Europe. GSI's revenues are in excess of FF 2 billion (US $400 million) and the company has over 3,000 employees, with operations in France, Germany, Italy, Spain, Switzerland and the United Kingdom.

        See "Note 2. Acquisitions" on page 22 of the Registrant's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 2.  PROPERTIES

        ADP leases space for more than 50 of its processing centers. In addition, ADP leases numerous small processing centers and sales offices. All of these leases, which aggregate approximately 3,700,000 square feet in the United States, Canada, Europe and Asia, expire at various times up to the year 2016. ADP owns 23 of its processing facilities and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,200,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        See "Market Price and Dividend Data" on page 16 of the Registrant's 1995 Annual Report to Shareholders, which information is incorporated herein by reference. As of August 25, 1995, the Registrant had 24,250 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

        See "Selected Financial Data" on page 13 of the Registrant's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        See "Management's Discussion and Analysis" on pages 14-16 of the Registrant's 1995 Annual Report to Shareholders, the Letter to Shareholders on pages 2-3 of such report and the business descriptions on pages 4-12 of such report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements described in Item 14(a) hereof are incorporated herein.

The following supplementary data is incorporated herein by reference:

                                                         Page in 1995 Annual
                                                         Report to Shareholders
                                                         ----------------------

        Quarterly Financial Results (unaudited) for
              the three years ended June 30, 1995                  26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:

                                                              Employed by
        Name             Age               Position           ADP Since
--------------------     ---         ---------------------    ----------
Josh S. Weston           66          Chairman of the Board       1970
                                     and Chief Executive
                                     Officer

Arthur F. Weinbach       52          President and               1980
                                     Chief Operating Officer

Fred D. Anderson, Jr.    51          Vice President and          1992
                                     Chief Financial Officer

James B. Benson          50          Vice President and          1977
                                     General Counsel

Richard C. Berke         50          President of Benefit        1989
                                     Services Division

Gary C. Butler           48          Group President of          1975
                                     Employer Services

Robert J. Casale         56          Group President of          1988
                                     Brokerage Services

G. Harry Durity          48          Vice President,             1994
                                     Worldwide Business
                                     Development

John R. Gaulding         50          President of Claims         1990
                                     Services

Richard J. Haviland      49          Vice President              1982
                                     and Controller

Michael R. Holmes        37          Vice President,             1991
                                     Human Resources

Fred S. Lafer            66          Senior Vice President,      1967
                                     Secretary and Counsel
                                     to the Board

                                                              Employed by
        Name             Age               Position           ADP Since
--------------------     ---         ---------------------    ----------
Peter M. Leger           44          President of                1992
                                     Dealer Services

Joseph B. Pirret         54          President of Treasury       1974
                                     Services and Treasurer

Michael W. Reece         50          Vice President,             1987
                                     Corporate Development

        Messrs. Weston, Weinbach, Benson, Berke, Butler, Casale, Gaulding, Haviland, Lafer, Pirret and Reece have each been employed by ADP in senior executive positions for more than the past five years.

        Fred D. Anderson, Jr. joined ADP in August 1992 as a Corporate Vice President and ADP's Chief Financial Officer. Prior to joining ADP he was employed for thirteen years by MAI Systems Corporation (formerly MAI Basic Four, Inc.) and its predecessor company, Management Assistance Inc., in various senior executive positions.

        G. Harry Durity joined ADP in August 1994 as Corporate Vice President, Worldwide Business Development. Prior to joining ADP he was Senior Vice President - Corporate Development of Revlon Consumer Products Company. Between 1990 and February 1993 when he joined Revlon, he was President of The Highlands Group, Inc.

        Michael R. Holmes joined ADP in March 1991 as Vice President, Human Resources of Dealer Services. Subsequently, he held various senior executive positions within ADP before becoming ADP's Vice President, Human Resources in January 1995. Prior to joining ADP, he was Vice President, Human Resources for Continental Airlines.

        Peter M. Leger joined ADP in March 1992 as Executive Vice President, North America of Dealer Services and was promoted to President of Dealer Services in January 1995. Prior to joining ADP, he was employed by Reuters North America in various senior executive positions.

        Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

DIRECTORS OF THE REGISTRANT

        See "Election of Directors" in the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        See "Compensation of Executive Officers" in the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See "Election of Directors--Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Compensation of Executive Officers--Certain Transactions" in the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS

         The following consolidated financial statements of Automatic Data Processing, Inc. and its subsidiaries are included in Part II, Item 8:

                                                         Page in 1995 Annual
                                                         Report to Shareholders
                                                         ----------------------
      Independent Auditors' Report                                  27

      Consolidated Balance Sheets - June 30, 1995 and 1994          18

      Statements of Consolidated Earnings - years
            ended June 30, 1995, 1994 and 1993                      17

      Statements of Shareholders' Equity - years
            ended June 30, 1995, 1994 and 1993                      19

      Statements of Consolidated Cash Flows - years
            ended June 30, 1995, 1994 and 1993                      20

      Notes to Consolidated Statements                             21-26

      Financial information of the Registrant is omitted because the Registrant is primarily an operating company. The Registrant's subsidiaries which are listed on Exhibit 21 attached hereto are wholly-owned.

      2.    FINANCIAL STATEMENT SCHEDULES
                                                      Page in Form 10-K
                                                      -----------------

      Schedule II - Valuation and Qualifying Accounts        14

      All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

      3. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

      (3)-#1             -  Amended and Restated Certificate of Incorporation
                            dated December 15, 1994


      (3)-#3             -  By Laws as currently in effect - incorporated by
                            reference to Exhibit (3)-#2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991

      (4)-#1             -  Indenture dated as of February 20, 1992 between
                            Automatic Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit (4)-#1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

      (10)(ii)(A)-#1     -  Employment Agreement with Josh S. Weston -
                            incorporated by reference to Exhibit 10(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986 (Management
                            Contract)

      (10)(ii)(A)-#2     -  Amendment to Employment Agreement with Josh S.
                            Weston - incorporated by reference to Exhibit
                            10(ii)(A)-#2 to Registrant's Annual Report on Form
                            10-K for the fiscal year ended June 30, 1990
                            (Management Contract)

      (10)(ii)(A)-#3     -  Amendment to Employment Agreement with Josh S.
                            Weston - incorporated by reference to Exhibit
                            10(ii)(A)-3 to the Registrant's Annual Report on
                            Form 10-K for the fiscal year ended June 30, 1994
                            (Management Contract)

      (10)(ii)(A)-#4     -  Amendment to Employment Agreement with Josh S.
                            Weston (Management Contract)



      (10)(iii)(A)-#1    -  Agreements with Richard C. Berke, Robert J. Casale
                            and Arthur F. Weinbach - incorporated by reference to Exhibit 10(iii)(A)-#1 to Registrant's Annual
                            Report on Form 10-K for the fiscal year ended June
                            30, 1990 (Management Contracts)

      (10)(iii)(A)-#2    -  Agreement with Gary C. Butler - incorporated by
                            reference to Exhibit 10(iii)(A)-#2 to Registrant's
                            Annual Report on Form 10-K for the fiscal year ended
                            June 30, 1991 (Management Contract)

      (10)(iii)(A)-#3     - Agreement with Fred D. Anderson, Jr. -- incorporated
                            by reference to Exhibit 10(iii)(A)-#3 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Contract)

      (10)(iii)(A)-#4    -  1981 Key Employees' Stock Option Plan - incorporated
                            by reference to Registrant's Registration Statement
                            No. 2-75287 on Form S-8 (Management Compensatory
                            Plan)

      (10)(iii)(A)-#5    -  Key Employees' Restricted Stock Plan - incorporated
                            by reference to Registrant's Registration Statement
                            No. 33-25290 on Form S-8 (Management Compensatory
                            Plan)

      (10)(iii)(A)-#6    -  Supplemental Officers' Retirement Plan, as amended
                            and restated - incorporated by reference to Exhibit
                            10(iii)(A)-#5 to Registrant's Annual Report on Form
                            10-K for the fiscal year ended June 30, 1993
                            (Management Compensatory Plan)

      (10)(iii)(A)-#7    -  Amendment to 1981 Key Employees' Stock Option Plan -
                            incorporated by reference to Registrant's Annual
                            Report on Form 10-K for the fiscal year ended June
                            30, 1989 (Management Compensatory Plan)

      (10)(iii)(A)-#8    -  1989 Non-Employee Director Stock Option Plan -
                            incorporated by reference to Exhibit 10(iii)(A)-#7 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management
                            Compensatory Plan)

      (10)(iii)(A)-#9    -  1990 Key Employees' Stock Option Plan - incorporated
                            by reference to Exhibit 10(iii)(A)-#8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management
                            Compensatory Plan)

      (10)(iii)(A)-#10   -  1994 Directors' Pension Arrangement -- incorporated
                            by reference to Exhibit 10(iii)(A)-#10 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management
                            Compensatory Plan)

      (10)(iii)(A)-#11   -  1994 Executive Incentive Compensation Plan --
                            incorporated by reference to Exhibit A to Registrant's Proxy Statement for its Annual
                            Meeting of Stockholders held November 15, 1994.
                            (Management Compensatory Plan)

      (11)               -  Schedule of Computation of Earnings Per Share

      (13)               -  Pages 2-3, 4-12 and 13-27 of the 1995 Annual Report
                            to Shareholders (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)


      (21)               -  Subsidiaries of the Registrant

      (23)               -  Independent Auditors' Report and Consent

      (27)               -  Financial Data Schedule

      (b)   None.

                         AUTOMATIC DATA PROCESSING, INC.

                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


Column A                            Column B        Column C                 Column D      Column E
--------                            --------        --------                 --------      --------

                                                        Additions
                                                 -----------------------
                                                   (1)           (2)
                                                              Charged to
                                    Balance at   Charged to   other                         Balance at
                                    beginning    costs and    accounts-     Deductions -    end of
                                    of period    expenses     describe      describe        period
                                    ---------    ---------    ----------    -----------     ----------
Year ended June 30, 1995:
Allowance for doubtful accounts:
  Current                            $20,513      $8,415       $904 (B)       $6,797 (A)     $23,035

  Long-term                          $24,526      $3,916              -       $2,276 (A)     $26,166

Year ended June 30, 1994:
Allowance for doubtful accounts:
 Current                             $18,112      $6,838       $492 (B)       $4,929 (A)     $20,513

 Long-term                           $21,684      $4,366              -       $1,524 (A)     $24,526


Year ended June 30, 1993:
Allowance for doubtful accounts:
 Current                             $14,743      $9,445       $239 (B)       $6,315 (A)     $18,112

 Long-term                           $19,591      $5,850              -       $3,757 (A)     $21,684

(A) Doubtful accounts written off, less recoveries on accounts previously written off.
(B) Acquired in purchase/pooling  transactions.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTOMATIC DATA PROCESSING, INC.
                                                (Registrant)



September  21, 1995                    By    /s/ Josh S. Weston
                                          -------------------------------------
                                                Josh S. Weston, Chairman and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                                   Date
     ---------                -----                                   ----



/s/ Josh S. Weston            Chairman of the Board         September 21, 1995
--------------------------    and Director (Principal
   (Josh S. Weston)           Executive Officer)



/s/ Fred D. Anderson, Jr.     Chief Financial Officer and   September 21, 1995
--------------------------    Corporate Vice President
   (Fred D. Anderson, Jr.)    (Principal Financial Officer)



/s/ Richard J. Haviland       Controller and Corporate      September 21, 1995
--------------------------    Vice President
   (Richard J. Haviland)

/s/ Joseph A. Califano, Jr.   Director                      September 21, 1995
--------------------------
  (Joseph A. Califano, Jr.)

/s/ Leon G. Cooperman         Director                      September 21, 1995
--------------------------
   (Leon G. Cooperman)

/s/ Edwin D. Etherington      Director                      September 21, 1995
--------------------------
   (Edwin D. Etherington)

/s/ George H. Heilmeier       Director                      September 21, 1995
--------------------------
   (George H. Heilmeier)


/s/ Ann Dibble Jordan         Director                      September 21, 1995
--------------------------
   (Ann Dibble Jordan)


/s/ Harvey M. Krueger         Director                      September 21, 1995
--------------------------
   (Harvey M. Krueger)


                              Director                      September   , 1995
--------------------------
   (Charles P. Lazarus)


/s/ Frederic V. Malek         Director                      September 21, 1995
--------------------------
   (Frederic V. Malek)


/s/ Henry Taub                Director                      September 21, 1995
--------------------------
   (Henry Taub)


/s/ Laurence A. Tisch         Director                      September 21, 1995
--------------------------
   (Laurence A. Tisch)


/s/ Arthur F. Weinbach        Director                      September 21, 1995
--------------------------
   (Arthur F. Weinbach)