Form 10-Q
period 1995-09-30
AUTOMATIC DATA PROCESSING INC
filed 1995-11-14
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  September 30, 1995    Commission File
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



           X              Yes                             No



     As of November  7, 1995 there were 144,002,000 common shares outstanding.

                                                              Form 10Q

                  Part I. Financial Information

               Statements of Consolidated Earnings

            (In thousands, except per share amounts)

                             Three Months Ended
                          September 30,   September 30,
                              1995            1994

     Revenue                  $747,094        $622,286

     Operating
     expenses                  316,778         252,697

     General,
     administrative
     and selling
     expenses                  215,021         188,930

     Depreciation
     and
     amortization               44,471          37,758

     Systems
     development
     and
     programming
     costs                      54,179          44,355

     Interest
     expense                     5,845           5,946

                               636,294         529,686


     EARNINGS BEFORE
     INCOME
     TAXES                     110,800          92,600

     Provision
     for income
     taxes                      28,900          23,900



     NET
     EARNINGS                  $81,900        $ 68,700



     EARNINGS
     PER SHARE:                $   .57        $    .49

     Dividends
     per share                 $   .18        $    .15

                   See notes to consolidated statements.

                                                              Form 10Q
                   Consolidated Balance Sheets
                         (In thousands)
                                   September 30,    June 30,
     Assets                          1995            1995

     Cash and cash equivalents    $  388,198     $  313,612
     Short-term marketable
       securities                    343,577        384,009
     Accounts receivable             385,487        377,145
     Other current assets            128,793        136,377
       Total current assets        1,246,055      1,211,143

     Long-term marketable
       securities                    606,477        594,268

     Long-term receivables           187,351        189,858

     Land and buildings              287,062        287,186
     Data processing equipment       519,291        501,403
     Furniture, leaseholds and
       other                         316,694        309,592
                                   1,123,047      1,098,181
       Less accumulated
       depreciation                 (706,038)      (682,222)
                                     417,009        415,959

     Other assets                     78,735         84,212
     Intangibles                     739,791        705,656

                                  $3,275,418     $3,201,096

     Liabilities and Shareholders'
     Equity

     Accounts payable             $   60,545    $    65,955
     Accrued expenses
       & other current
       liabilities                   402,492        385,040
     Income taxes                    102,225         82,672
     Current portion of
       long-term debt                  2,094          9,556
       Total current liabilities     567,356        543,223

     Long-term debt                  393,786        390,177
     Other liabilities                76,298         66,865
     Deferred income taxes            21,891         18,844
     Deferred revenue                 84,622         85,372

     Shareholders' equity:
       Common stock                   15,712         15,712
       Capital in excess of par      366,465        367,619
        value
       Retained earnings           2,239,553      2,182,838
       Treasury stock               (490,265)      (469,554)
                                   2,131,465      2,096,615

                                  $3,275,418     $3,201,096

                   See notes to consolidated statements.

                                                              Form 10Q

         Condensed Statements of Consolidated Cash Flows

                         (In thousands)

                                         Three Months Ended
                                         September 30,
                                         1995        1994

     Cash Flows From Operating
     Activities:

     Net earnings                    $  81,900    $  68,700

     Expenses not requiring outlay
     of cash                            52,118       47,568

     Changes in operating net assets    45,492      (14,182)

      Net cash flows from operating
      activities                       179,510      102,086

     Cash Flows From Investing
     Activities:

     Marketable securities              28,223      (12,891)
     Capital expenditures              (26,952)     (24,673)
     Other changes to property,
     plant and equipment                   568        2,034
     Additions to intangibles           (2,440)      (4,752)
     Acquisitions of businesses        (50,653)     (21,512)

      Net cash flows from investing
      activities                       (51,254)     (61,794)

     Cash Flows From Financing
     Activities:

     Repayments of long-term debt       (8,806)         (87)
     Proceeds from issuance of
     common stock                        6,214        8,917
     Repurchases of common stock       (23,596)        (678)
     Dividends paid                    (25,184)     (21,280)
     Other                              (2,298)         (32)

      Net cash flows from
      financing activities             (53,670)     (13,160)

     Net change in cash and
     cash equivalents                   74,586       27,132

     Cash and cash equivalents, at
     beginning of period               313,612      238,626

     Cash and cash equivalents,
     at end of period                $ 388,198    $ 265,758

                   See notes to consolidated statements.

                                                              Form 10Q

                     Notes to Consolidated Statements



          The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June 30, 1995.

     Note A - ADP has agreed to acquire all of the outstanding shares of GSI-Participations, a leading computer services company based in Paris, France, for a total price of approximately FF 2.3 billion (approximately U.S. dollar $460 million). Effective November 1, 1995 ADP acquired control of GSI. As of that date, ADP controlled over 80% of the shares of GSI and expects to complete the purchase of close to 100% by the end of the ongoing shareholder tender period which expires on January 16, 1996.

     Note B - The results of operations for the three months ended September 30, 1995 may not be indicative of the results to be expected for the year ending June 30, 1996.

     Note C - Earnings per share are based on a weighted average of the number of shares outstanding, which for the quarters ended September 30, 1995 and 1994 were 143,857,000 and 140,769,000, respectively.

     Note D - Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", under which most of the Company's investments in marketable securities are classified as "available-for-sale securities". The impact of adopting this statement was not material.

     Note E - On November 14, 1995, the Company declared a two-for-one common stock split to be distributed January 1,1996 to shareholders of record December 15, 1995. This stock split has not yet been reflected in the accompanying financial statements.

                                                              FORM 10Q
                 MANAGEMENT'S DISCUSSION AND ANALYSIS


OPERATING RESULTS

Revenue and earnings again reached record levels during the quarter ended September 30, 1995.

Revenue and revenue growth by ADP's major service groups are shown below:

                                 Revenue        Revenue Growth
                             3 Months Ended     3 Months Ended
                              September 30,      September 30,
                              1994    1995      1994    1995
                             ($ in millions)

        Employer Services (R)$ 367   $ 413        11%     13%
        Brokerage Services     135     168         6      24
        Dealer Services         95     126        22      33
        Other (R)               25      40        47      60
                             $ 622   $ 747        13%     20 %

                             (R) reclassified

Consolidated revenue for the quarter of $747 million was up 20% from last year. Revenue growth in Employer, Brokerage, and Dealer Services was 13%, 24%, and 33%, respectively. The growth rate in Employer Services was primarily due to strong new client sales and client retention, and a few small acquisitions. Brokerage Services' growth was aided by higher trading volumes and acquisitions. Dealer Services' growth was primarily from an expanded array of products and services and several small acquisitions.

The primary components of "Other revenue" are claims services, services for wholesalers and interest income. In addition, Other revenue has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8% The revenue from two businesses providing payroll services in Europe have been reclassified from Other revenue and are now included in Employer Services.

Pretax earnings for the quarter increased 20% from last year. Pretax margins were relatively flat with the prior year as continued automation and productivity gains and the impact of higher interest rates enabled the Company to offset the start-up costs associated with new products and acquisitions. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter increased 19% to $82 million. The effective tax rate was 26.1%, slightly higher than last year.

Earnings per share for the quarter increased 16% to $.57 from $.49 last year, on an increased number of shares.

Effective November 1, 1995, ADP acquired control of GSI, a leading computer services company based in Paris, France. As of this date, ADP controlled over 80% of the shares of GSI, and expects to complete the purchase of close to 100% of GSI by the January 15, 1996 end of the ongoing shareholder tender.
Total purchase price is expected to approximate FF 2.3 billion (approximately U.S. dollar $460 million).

GSI is the leading European provider of payroll and human resource information services. GSI also provides facilities management, banking, clearing, and other information services in Europe. The GSI acquisition, which will add about $400 million in annual revenue, will have a slightly dilutive effect of about 1% to 2% on ADP's 1996 earnings per share. The Company continues to expect growth of about 15% in both revenue and earnings per share before the effect of the GSI acquisition.

                                                              FORM 10Q

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At September 30, 1995, the Company had cash and marketable securities in excess of $1.3 billion. Shareholders' equity exceeded $2.1 billion and the ratio of long-term debt to equity was 18%.

The GSI purchase price of approximately $460 million will be funded by borrowing approximately $100 million of short-term debt with the remainder coming from the Company's cash and marketable securities.

Capital expenditures for fiscal 1996 are expected to approximate $150 million, compared to $118 million in fiscal 1995.

During the quarter, ADP purchased approximately 372,000 shares of common stock for treasury at an average price of about $63. The Company has remaining Board authorization to purchase up to 6.7 million additional shares to fund our equity related employee benefit plans.

                                                              FORM 10Q

                        PART II.  OTHER INFORMATION

           Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item (6a.) Reports on Form 8-K -- on September 1, 1995 Automatic Data
           Processing, Inc. (ADP) filed a form 8-K Current Report pursuant to its announcement on August 31,1995 to acquire for cash all of the outstanding shares of GSI, a European computer services company based in Paris, France. On November 6, 1995, ADP filed a Form 8-K Current Report announcing it had acquired control of GSI and provided annual audited financial statements for the acquired business. On November 13, 1995 ADP filed a Form 8-K/A Current Report which provided interim and pro forma financial information relative to the acquired business.

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



                                  AUTOMATIC DATA PROCESSING, INC.
                                            (Registrant)




     Date: November 14, 1995
                                    /s/ Fred D. Anderson, Jr.
                                    Fred D. Anderson, Jr.
                                    Chief Financial Officer and
                                    Corporate Vice President
                                    (Principal Financial Officer)
                                    (Title)