Form 10-Q
period 1995-12-31
AUTOMATIC DATA PROCESSING INC
filed 1996-02-13
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  December 31, 1995  Commission File
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



                   X            Yes                       No



     As of January 31, 1996 there were 290,446,169 common shares outstanding.

                                                                     Form 10Q
                  Part I. Financial Information

               Statements of Consolidated Earnings

            (In thousands, except per share amounts)

                    Three Months Ended      Six Months Ended
                      December 31,               December 31,
                     1995       1994         1995        1994

     Revenue     $819,723   $672,597   $1,566,817  $1,294,883

     Operating
      expenses    342,690    268,107      659,467     520,804

     General,
      administrative
      and selling
      expenses    210,343    183,923      425,365     372,852

     Depreciation
      and
      amortization 48,618     39,751       93,089      77,509

     Systems
      development
      and
      programming
      costs        58,867     46,464      113,046      90,819

     Interest
      expense       8,605      6,252       14,450      12,199

                  669,123    544,497    1,305,417   1,074,183


     EARNINGS
       BEFORE
       INCOME
        TAXES     150,600    128,100      261,400     220,700

     Provision for
      income taxes 41,700     33,180       70,600      57,080


     NET
       EARNINGS  $108,900   $ 94,920   $  190,800  $  163,620

     EARNINGS PER
      SHARE:     $    .38   $    .33   $      .66  $      .58


     Dividends
       per share $    .10   $   .075    $   .1875  $      .15


                   See notes to consolidated statements.

                                                                     Form 10Q
                   Consolidated Balance Sheets
                         (In thousands)
                                 December 31,     June 30,
     Assets                             1995         1995

     Cash and cash equivalents    $  238,264     $  313,612
     Short-term marketable           263,300        384,009
      securities
     Accounts receivable             511,036        377,145
     Other current assets            216,841        136,377
       Total current assets        1,229,441      1,211,143

     Long-term marketable            553,579        594,268
      securities

     Long-term receivables           185,175        189,858

     Land and buildings              295,560        287,186
     Data processing equipment       591,477        501,403
     Furniture, leaseholds and       379,171        309,592
     other
                                   1,266,208      1,098,181

       Less accumulated             (797,760)      (682,222)
        depreciation
                                     468,448        415,959

     Other assets                     79,506         84,212
     Intangibles                   1,211,373        705,656

                                  $3,727,522     $3,201,096

     Liabilities and Shareholders' Equity

     Notes payable                $   50,350     $        -
     Accounts payable                119,339         65,955
     Accrued expenses                607,264        385,040
      & other current
       liabilities
     Income taxes                     77,980         82,672
     Current portion of long-term      1,811          9,556
      debt
       Total current liabilities     856,744        543,223

     Long-term debt                  398,309        390,177
     Other liabilities                98,451         66,865
     Deferred income taxes            15,187         18,844
     Deferred revenue                109,611         85,372

     Shareholders' equity:
       Common stock                   31,423         31,423
       Capital in excess of par      386,179        351,908
        value
       Retained earnings           2,319,612      2,182,838
       Treasury stock               (487,994)      (469,554)
                                   2,249,220      2,096,615

                                  $3,727,522     $3,201,096

                   See notes to consolidated statements.

                                                                      Form 10Q
         Condensed Statements of Consolidated Cash Flows

                         (In thousands)

                                           Six Months Ended
                                               December 31,
                                          1995         1994

     Cash Flows From Operating
     Activities:

     Net earnings                    $ 190,800    $  163,620

     Expenses not requiring            101,851        87,498
      outlay of cash
     Changes in operating net           23,629       (74,812)
      assets
      Net cash flows from operating    316,280       176,306
       activities

     Cash Flows From Investing
     Activities:

     Marketable securities             161,398       (56,042)
     Capital expenditures              (79,455)      (52,230)
     Other changes to property, plant    1,738         2,797
      and equipment
     Additions to intangibles                -        (8,531)
     Acquisitions of businesses       (481,915)      (26,301)

      Net cash flows from investing   (398,234)     (140,307)
       activities

     Cash Flows From Financing
     Activities:
     Proceeds from issuance of notes    50,350             -
     (related to GSI acquisition)
     Repayments of long-term debt       (9,549)         (364)
     Proceeds from issuance of common   69,413        59,411
      stock
     Repurchases of common stock       (47,727)       (1,999)
     Dividends paid                    (54,025)      (42,543)
     Other                              (1,856)         (970)

      Net cash flows from financing      6,606        13,535
       activities

     Net change in cash and cash       (75,348)       49,534
      equivalents
     Cash and cash equivalents, at     313,612       238,626
     beginning of period

     Cash and cash equivalents, at   $ 238,264    $  288,160
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

     Note A - Effective November 1, 1995, ADP acquired control of GSI Participations, a leading computer services company based in Paris, France. As of the close of the January 15, 1996 shareholder tender period, ADP had purchased approximately 100% of GSI for approx-imately $460 million in cash.

               Based on preliminary allocations of purchase price, this transaction resulted in approximately $485 million of goodwill and other intangibles. Amortization of these intangibles in the accompanying financial statements is based on an assumed blended amortization period of 25 years. The allocation of purchase price as reflected in the accompanying balance sheet is preliminary and subject to adjustment upon receipt of final appraisal information and management's final estimates as to the fair value of assets acquired and liabilities assumed.

               The financial results of GSI are included in ADP's consolidated results on a month lag. Accordingly, the consolidated results for the quarter ended December 31, 1995 include GSI's operations through November 30, 1995.

               On an unaudited pro forma basis, assuming that the acquisition had been made as of July 1, 1994, the consolidated revenues of ADP for the 6 months ended December 31, 1995, and 1994 would have increased by approximately $173 million and $207 million, respect-ively, and net earnings would have decreased by approx-imately $9 million ($.03 per share) and $18 million ($.06 per share), respectively. The Company believes these unaudited pro forma results of operations are not indicative of the actual results of operations that would have occurred had the purchase been made as of July 1, 1994 or of the results which will occur in the future.



     Note B -  The results of operations for the six
               months ended December 31, 1995 may not be indicative of the results to be expected for the year ending June 30, 1996.

     Note C - Earnings per share are based on the weighted average number of shares outstanding, which for the quarters ended December 31, 1995 and 1994 were 288,001,000 and
               283,436,000, respectively. The weighted average number of shares for the six months ended
               December 31, 1995 and 1994 were 287,866,000
               and 282,500,000 respectively.

      Note D - As of January 1, 1996, the Company had a two-for-one stock split. All per share earnings and dividends and references to common stock in this report have been retroactively restated to reflect the increased number of common shares outstanding.

                                                                  Form 10Q
              MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended December 31, 1995.

     Revenue and revenue growth by ADP's major service groups are shown below:

                                   Revenue
                           3 Months Ended      6 Months Ended
                           December 31,        December 31,
                           1994    1995        1994    1995
                               ($ in millions)

     Employer Services (a) $ 397   $ 461       $ 765   $ 874
     Brokerage Services      139     169         274     338
     Dealer Services         109     132         204     258
     Other (a)                28      58          52      97
                           $ 673   $ 820       $1295   $1567


                                     Revenue Growth
                           3 Months Ended      6 Months Ended
                            December 31,        December 31,
                            1994    1995        1994    1995

     Employer Services (a)    14%     16%         13%     14%
     Brokerage Services        6      22           6      23

     Dealer Services          30      21          27      26
     Other (a)                87     107          58      87
                              16%     22%         15%     21%

                              (a) reclassified

     Consolidated revenue for the quarter of $820 million was up 22% from last year, with approximately 25% of the revenue growth coming from the recently completed acquisition of GSI. Revenue growth in Employer, Brokerage and Dealer Services, primarily from internal sources, was 16%, 22% and 21% respectively. These growth rates also include some acquisitions in each business unit. New client sales in Employer Services and trading volumes in Brokerage Services continued to be quite strong.

     The primary components of "Other revenue" are claims services, services for wholesalers, the non-employer services businesses of GSI and interest income. In addition, Other revenue has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8%. The revenue from two businesses providing payroll services in Europe have been reclassified from Other revenue and are now included in the Employer Services caption along with GSI's Employer Services operations.

     Pretax earnings for the quarter increased 18% from last year. Pretax margins were slightly lower than the prior year as a result of lower margins associated with certain acquisitions and new products. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

                                                                  Form 10Q

     Net earnings for the quarter increased 15% to $109 million. The effective tax rate of 27.7% was slightly higher than previous periods, primarily because of lower municipal investment balances and the estimated impact of non-deductible intangibles arising from the GSI acquisition.

     Earnings per share for the quarter increased 15% to $.38 from $.33 last year. The Company previously announced a two-for-one common stock split effective January 1, 1996. All share and per share amounts are adjusted for the split.

     Effective November 1, 1995, ADP acquired control of GSI, a leading computer services company based in Paris, France. As of the close of the January 15, 1996 shareholder tender period, ADP had purchased virtually 100% of GSI. GSI is the leading European provider of payroll and human resource information services. GSI also provides facilities management, banking, clearing, and other information services in Europe. The financial results of GSI are included in ADP's consolidated results on a one month lag. Accordingly, the consolidated results for the quarter ended December 31, 1995 include GSI's operations through November 30, 1995. The GSI acquisition will dilute ADP's fiscal 1996 earnings per share by 1% to 2% and add $400 million in annualized revenue.

     With the acquisition of GSI, we now expect revenue growth of over 20% and earnings per share growth of close to 15% for the full year.

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At December 31, 1995, the Company had cash and marketable securities in excess of $1.0 billion. Shareholders equity exceeded $2.2 billion and the ratio of long-term debt to equity was 18%.

     The GSI purchase price of approximately $460 million was funded by borrowing approximately $93 million of short-term debt ($50 million as of December 31, 1995) with the remainder coming from the Company's cash and marketable securities.

     Capital expenditures for fiscal 1996 are expected to approximate $170 million, compared to $118 million in fiscal 1995.

     During the quarter, ADP purchased approximately 680,000 shares of common stock for treasury at an average price of about $33. The Company has remaining Board authorization to purchase up to 12.6 million additional shares to fund our equity related employee benefit plans.

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



                             AUTOMATIC DATA PROCESSING, INC.
                                       (Registrant)



     Date: February 13, 1996
                                    /s/ Fred D. Anderson, Jr.
                                      Fred D. Anderson, Jr.
                                 Chief Financial Officer and
                                  Corporate Vice President
                               (Principal Financial Officer)
                                             (Title)