Form 10-Q
period 1996-03-31
AUTOMATIC DATA PROCESSING INC
filed 1996-05-10
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  March 31, 1996    Commission File
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



              X              Yes                         No

     As of May 3,1996 there were 289,750,405 shares outstanding.

                                                                     Form 10Q


             Part I. Financial Information

          Statements of Consolidated Earnings

        (In thousands, except per share amounts)

                   Three Months Ended      Nine Months Ended
                      March    31,           March    31,
                    1996        1995        1996        1995

     Revenue  $1,031,864  $  798,989  $2,598,681  $2,093,872

     Operating
     expenses    428,360     309,574   1,087,828     830,378

     General,
     administrative
     and selling
     expenses    276,730     224,096     702,095     596,946

     Depreciation
     and
     amortization 55,298      42,131     148,386     119,641

     Systems
     development
     and
     programming
     costs        63,762      48,120     176,808     138,940


     Interest
     expense       7,804       5,978      22,254      18,177

                 831,954     629,899   2,137,371   1,704,082


     EARNINGS
     BEFORE
     INCOME
     TAXES       199,910     169,090     461,310     389,790

     Provision
     for income
     taxes        56,010      43,820     126,610     100,900


     NET
     EARNINGS $  143,900  $  125,270  $  334,700  $  288,890


     Earnings
     Per
     Share:   $      .49  $      .44  $     1.16  $     1.02

     Dividends
     per
     share    $      .10  $     .075  $    .2875  $     .225

              See notes to consolidated statements.

              Consolidated Balance Sheets                            Form10Q
                     (In thousands)
                                   March 31,       June 30,
     Assets                          1996           1995

     Cash and cash equivalents    $  372,836     $  313,612
     Short-term marketable
     securities                      318,663        384,009
     Accounts receivable             560,932        377,145
     Other current assets            176,935        136,377
       Total current assets        1,429,366      1,211,143

     Long-term marketable
     securities                      547,188        594,268

     Long-term receivables           183,438        189,858

     Land and buildings              297,406        287,186
     Data processing equipment       606,784        501,403
     Furniture, leaseholds and
     other                           376,196        309,592
                                   1,280,386      1,098,181
       Less accumulated
        depreciation                (812,009)      (682,222)

                                     468,377        415,959

     Other assets                     86,280         84,212
     Intangibles                   1,231,854        705,656

                                  $3,946,503     $3,201,096

     Liabilities and Shareholders' Equity

     Notes payable                $   92,378     $        -
     Accounts payable                142,849         65,955
     Accrued expenses & other
     current liabilities             613,567        385,040
     Income taxes                     82,706         82,672
     Current portion of long-term
     debt                              2,532          9,556
       Total current liabilities     934,032        543,223

     Long-term debt                  407,965        390,177
     Other liabilities                80,676         66,865
     Deferred income taxes            13,527         18,844
     Deferred revenue                 90,373         85,372

     Shareholders' equity:
       Common stock                   31,427         31,423
       Capital in excess of par
        value                        414,398        351,908
       Retained earnings           2,446,431      2,182,838
       Treasury stock               (472,326)      (469,554)
                                   2,419,930      2,096,615

                                  $3,946,503     $3,201,096

              See notes to consolidated statements.

     Condensed Statements of Consolidated Cash Flows                 Form10Q

                     (In thousands)

                                         Nine Months Ended
                                             March 31,
                                          1996        1995

     Cash Flows From Operating
     Activities:

      Net earnings                   $ 334,700    $ 288,890

     Expenses not requiring
      outlay of cash                   158,300      129,140

     Changes in operating net
      assets                             8,060      (97,429)

      Net cash flows from operating
       activities                      501,060      320,601

     Cash Flows From Investing
     Activities:

     Marketable securities             112,426      (65,410)
     Capital expenditures             (115,844)     (81,047)
     Other changes to property,
      plant and equipment                6,804        1,338
     Additions to intangibles          (14,040)     (28,274)
     Acquisitions of businesses       (466,105)     (41,676)

      Net cash flows from investing
       activities                     (476,759)    (215,069)

     Cash Flows From Financing
     Activities:

     Proceeds from issuance of notes    92,378            -
     Repayments of long-term debt      (11,769)      (1,837)
     Proceeds from issuance of
      common stock                     107,952       93,546
     Repurchases of common stock       (55,097)      (1,999)
     Dividends paid                    (83,181)     (63,993)
     Other                             (15,360)       7,722

      Net cash flows from financing
       activities                       34,923       33,439

     Net change in cash and cash
      equivalents                       59,224      138,971

     Cash and cash equivalents,
      at beginning of period           313,612      238,626


     Cash and cash equivalents,
      at end of period               $ 372,836    $ 377,597


              See notes to consolidated statements.

            Notes to Consolidated Statements                         Form10Q

          The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June
     30, 1995.

     Note A - Effective November 1, 1995, ADP acquired control of GSI-Participations, a leading computer services company based in Paris, France. As of the close of the January 15, 1996 shareholder tender period, ADP had purchased approximately 100% of GSI for approximately $460 million in cash.

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

              The financial results of GSI are included in ADP's consolidated results on a one month lag. Accordingly, the consolidated results for the quarter ended March 31, 1996 include GSI's operations for the three months ended February 29, 1996.

              On an unaudited pro forma basis, assuming that the acquisition had been made as of July 1, 1994, the consolidated revenues of ADP for the 9 months ended March 31, 1996, and 1995 would have increased by approximately $173 million and $300 million, respectively, and net earnings would have decreased by approximately $9 million ($.03 per share) and $23 million ($.08 per share), respectively. The Company believes these unaudited pro forma results of operations are not indicative of the actual results of operations that would have occurred had the purchase been made as of July 1, 1994 or of the results which will occur in the future.

     Note B - The results of operations for the nine months ended March 31,1996 may not be indicative of the results to be expected for the year ending
              June 30, 1996.

     Note C - Earnings per share are based on a weighted average number of shares outstanding, which for the quarters ended March 31, 1996 and 1995 were 291,311,000 and 287,092,000 respectively.
              The weighted average number of shares for the nine months ended March 31, 1996 and 1995 were 289,020,000 and 284,038,000 respectively.

     Note D - As of January 1, 1996, the Company had a two-for-one stock split. All per share earnings and dividends and references to common stock in this report have been retroactively restated to reflect the increased number of common shares outstanding.

            MANAGEMENT'S DISCUSSION AND ANALYSIS                     Form10Q


     OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended March 31, 1996.

     Revenue and revenue growth by ADP's major service groups are shown below:

                                      Revenue
                          3 Months Ended      9 Months Ended
                            March  31,          March  31,
                           1995    1996        1995    1996
                                  ($ in millions)

     Employer Services
     (a)                  $ 492   $ 597       $1256   $1471
     Brokerage Services     170     202         444     539
     Dealer Services        112     145         317     403
     Other (a)               25      88          77     186
                          $ 799   $1032       $2094   $2599

                                   Revenue Growth
                          3 Months Ended      9 Months Ended
                            March  31,          March  31,
                           1995    1996        1995    1996

     Employer Services
     (a)                     13%    21%          13%    17%
     Brokerage Services      12     19            8     21
     Dealer Services         32     29           29     27
     Other (a)               (b)   252           (b)   141
                             18%    29%          16%    24%

                     (a) reclassified    (b)  not meaningful

     Consolidated revenue for the quarter of $1032 million was up an unusually strong 29% from last year, with about half of this revenue growth coming from the recently completed acquisition of GSI, a leading
     European computer services company. The quarter was also aided by strong Brokerage trading volume.

     Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer services, was strong at 21%, 19%, and 29%, respectively. Each includes some acquisitions.

     The primary components of "Other revenue" are claims services, services for wholesalers, the non-employer services businesses of GSI and interest income.
     In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 7.8%.
     The revenue from two businesses providing payroll services in Europe has been reclassified from "Other revenue" and are now included in the Employer Services caption, along with GSI's Employer Services operations.

                                                                     Form10Q
     Pre-tax earnings for the quarter increased 18% from last year. As expected, several acquisitions currently have low operating margins but should improve as they are integrated into ADP's operations. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

     Net earnings for the quarter, after a higher effective tax rate, increased 15% to $144 million. The effective tax rate of 28.0% increased from 25.9% in the comparable quarter last year, primarily because of the estimated impact of non- deductible intangibles arising from the GSI acquisition.

     Earnings per share, on increased shares outstanding, grew 11% to $.49 from $.44 last year, after a Federal Trade Commission settlement which reduced quarterly earnings per share by $.01. Earnings per share for the first nine months of fiscal 1996 increased 14% to $1.16 from $1.02 last year.

     Effective November 1, 1995, ADP acquired control of GSI, and as of the close of the January 15, 1996 shareholder tender period, ADP had purchased virtually 100% of GSI. GSI is the leading European provider of payroll and human resource information services. GSI also provides facilities management, banking, clearing, and other information services in Europe.

     The financial results of GSI are included in ADP's consolidated results on a one month lag. Accordingly, the consolidated results for the quarter ended March 31, 1996 include GSI's operations for the three months ended February 29, 1996. The GSI acquisition will dilute ADP's fiscal 1996 earnings per share by 1% to 2% and add $400 million in annualized revenue.

     Fourth quarter revenue growth will be less than in the third quarter as several acquisitions pass their first anniversary. The absence of non-recurring items should improve fourth quarter earnings per share growth. For the full year, we continue to expect revenue growth of over 20% and earnings per share growth close to 15%.


     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 1996, the Company had cash and marketable securities of about $1.2 billion. Shareholders' equity exceeded $2.4 billion and the ratio of long-term debt to equity was 17%.

                                                                     Form10Q
     A portion of the GSI purchase price was funded by borrowing approximately 466 million French francs
     (equivalent to $93 million at March 31, 1996) with the remainder coming from the Company's cash and marketable securities.

     Capital expenditures for fiscal 1996 are expected to approximate $170 million, compared to $118 million in fiscal 1995.

     During the quarter, ADP purchased approximately 200,000 shares of common stock for treasury at an average price of about $37. For the first three quarters, 1,625,000 shares were purchased at an average price of about $34. The Company has remaining Board authorization to purchase up to 12.6 million additional shares to fund our equity related employee benefit plans.

                                                                     Form10Q

              PART II.  OTHER INFORMATION


     All items are either inapplicable or would result in negative responses and, therefore, have been omitted.

                                                                     Form10Q

                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AUTOMATIC DATA PROCESSING, INC.
                                      (Registrant)




     Date: May 10, 1996            /s/Richard J. Haviland
                                   Richard J. Haviland



                                Corporate Controller and
                                Corporate Vice President
                                (Chief Financial Officer)
                                        (Title)