Form 10-K
period 1996-06-30
AUTOMATIC DATA PROCESSING INC
filed 1996-09-23
CIK 8670

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended June 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 13, 1996 was $12,171,600,382. On September 13, 1996, there were 290,038,815 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1996 Annual Report to Shareholders Parts I, II &
IV
Portions of the Registrant's Proxy Statement for Annual Meeting of Stockholders
to be held on November 12, 1996.                                Part III


- --------------------------------------------------------------------------------

                                     Part I

Item 1.  Business
- -----------------

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

Employer Services

     ADP's Employer Services offers a comprehensive range of payroll, payroll tax deposit and reporting, human resources (HR), benefits outsourcing, timekeeping, 401(k) recordkeeping, and unemployment compensation management services. These services are provided to over 350,000 clients engaged in a wide variety of businesses. In addition to its direct marketing, ADP has marketing relationships with many banks and accountants whereby ADP offers its services to their business clients. Employer services are offered from 40 computer centers and 73 satellite sales and service centers in the United States, 14 computer centers in Western Europe and one center in Canada. For clients who desire to do their own processing, client site payroll and HR software is available.

     Payroll and tax filing services comprise over 87% of Employer Services' revenue. Payroll services include the preparation of pay checks and direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees.

     ADP's tax filing services process federal, state and local payroll taxes on behalf of ADP clients and remit such taxes to the appropriate taxing authorities when due. As new products evolve (such as new hire reporting, ADP check/full service direct deposit and wage garnishment payment), the ADP Tax Filing center is also responsible for the efficient movement of funds and information to third parties. Over 260,000 clients rely on tax filing to assure regulatory compliance.

     Approximately 45% of Employer Services' payroll and payroll tax filing services revenue for the past three fiscal years have been attributable to its heartland accounts (companies with between 1 and 99 employees), approximately 40% to major accounts (between 100 and 999 employees) and approximately 15% to national accounts (with 1,000 or more employees).

     Autopay continues to be ADP's most popular, flexible and comprehensive payroll product with over 225,000 clients. Recently, PC/Payroll for Windows was introduced. ADP offers EasyPay, a simple, low-cost, outsourcing payroll solution for approximately 100,000 clients in the heartland market. For heartland clients who prefer client site processing for managing payroll and payroll taxes, ADP has a PC-based product called SoftPay. For national accounts clients, ADP's Client Server Series provides fully integrated client site payroll, HR and benefits administration and outsourcing services. ADP's Application Group installs and implements client server systems for ADP clients and other users of server technology.

     Full Service Direct Deposit in association with major bank partners permits employers to easily, rapidly and economically make electronic direct deposits to employee bank accounts. ADP's joint venture with Checkfree Corporation provides electronic banking and bill payment services to small businesses to help them manage money and improve their accounts payable process.

     ADP's HR services, operating in conjunction with a client's payroll database, provide comprehensive recordkeeping HR services, including benefits administration and outsourcing, applicant tracking, employee history and position control. The various HR systems run on standalone PC's, local or wide area networks or client/server systems.

     ADP Total Time provides a comprehensive time-keeping system fully integrated into ADP's payroll systems. ADP's unemployment compensation service aids clients in managing and reducing unemployment insurance costs. ADP's Peachtree and One Write accounting packages are sold through retail channels.

     ADP also offers 401(k) recordkeeping, benefits administration and benefits consulting. Comprehensive 401(k) administrative services relating to defined benefit plans, flexible spending, healthcare and other group benefits are offered.

     As more ADP clients become multinational in scope, it becomes increasingly important to offer services on a global scale. Last January, ADP acquired Paris-based GSI, Europe's largest provider of payroll and related HR services. In Europe, ADP's services for payroll and HR management are now provided in Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom. This makes ADP the first provider of integrated payroll and HR services to U.S. corporations and their European subsidiaries.

Brokerage Services

     ADP's Brokerage Services provides high quality, high speed securities transaction processing, investor support tools, market data services, and investor communications related services to the financial community worldwide. ADP is the largest provider of such third-party processing and retail equity information systems in the U.S. and Canada. Brokerage Services now supplies over 2,600 firms globally with technology-based information solutions.

     ADP provides front-office database, news, analytic and quotation services for the investment and brokerage community through terminals located on brokers' desks. ADP provides such services through interactive work stations (utilizing client-server architecture) for all active equity securities, commodities, currencies, and interest rate futures. ADP also offers its international clients real-time news processing systems, real-time fixed income, foreign exchange and money market information, and sophisticated analytics. ADP's
Power Partner service is based on state-of-the-art "object linking and embedding technology" which allows clients to modularly build, and seamlessly integrate, market information, securities processing systems, broker productivity tools, client applications and third party software into their workstations. Global Treasury Information Services (GTIS) keeps its clients in tune with price information, news and commentary on world markets in the areas of fixed income, foreign exchange, money markets, futures and metals. Information is contributed directly to GTIS by key institutions (e.g., banks and brokers) who participate in these markets.

     Brokerage Services continued its expansion in the institutional marketplace with several acquisitions. The DAIS Group provides sophisticated quantitative models to help portfolio managers assess risk and select stocks. Merrin Financial provides automated securities trade order management and routing solutions for investment managers and securities brokers. Information Catalysts (ICI) markets automated and fixed income trading, operations and accounting software for domestic and international banks and securities brokerage firms.

     ADP provides back-office stock brokerage and related financial computing services such as trade processing, cage management, stock loan accounting, on-line inquiry and data collection, portfolio reporting, order matching and on-line trading. All of these services are offered in the United States and Canada. ADP's GlossTrader client-server system offers global multicurrency clearance and settlement services for international securities.

     ADP provides shareholder communication services in the United States and Canada, handling all shareholder mailings and proxy processing for shareholders whose securities are left in "street name" in the custody of ADP's "nominee" clients (principally brokerage firms and banks). In fiscal 1996, ADP processed over 235 million shareholder mailings for over 12,000 publicly held corporations, mutual funds and financial institutions. Shareholder ballots representing approximately 127 billion shares were electronically processed. As part of its shareholder communication services, ADP introduced StreetLink, a quickly deliverable laser printed alternative to expensive quarterly mailings to shareholders. Proxy Edge is an electronic voting service which dramatically improves voting efficiency and record keeping. PhoneVOTE Services enables mutual fund shareholders to vote their proxy over the telephone for same-day tabulation.

Dealer Services

     ADP's Dealer Services provides industry-specific computing, data and professional services to automobile, truck and farm equipment dealers and manufacturers in the U.S., Canada, Europe, Asia and Latin America. Over 16,000 dealers use ADP's on-site systems and communications networks to manage every area of sales and operations. ADP addresses critical dealership areas and offers software and professional services to improve consumer loyalty, asset management, innovative technology, employee productivity training, manufacturer relations, business improvements and real-time information access. It offers clients a service solution which includes ADP computer hardware, licensed software, software support and hardware maintenance services. Clients use ADP's systems to manage their accounting, inventory, factory communications, scheduling, leasing,sales and service activities. In addition, ADP offers more than 95 manufacturer subsystems for pricing updates and factory ordering.

     ADP establishes and maintains communications networks for its clients which allow interactive communications between manufacturers and their respective dealers. These communication networks are used for new vehicle ordering, status inquiry and warranty claims, parts and vehicle locating, credit checks, vehicle repair estimating, vehicle registration and vehicle lienholder information.

     ADP continues to automate the business processes for its clients through value-added products such as paperless parts cataloging, repair shop pricing and scheduling, laser printing, and data archiving and document storage. ADP's Laser Station replaces pre-printed, multipart, carbonized forms with customized laser-printed originals, allowing dealers to print from a single laser printer all types of customer communications, including customer satisfaction surveys, service reminders, invoices and statements. ADP's Document Storage & Data Archiving product is designed to create a paperless office, using optical disk and scanning technologies to electronically scan, store and retrieve purchase orders, invoices, checks, other documents and even customer signatures. ADP's New Vehicle Order System increases vehicle order accuracy, improves vehicle management and reduces floor plan interest expense. The Used Vehicle Network helps dealers manage their used vehicles more efficiently.

     As industry change accelerated, ADP introduced its Advisor family of products. Super Service Advisor fully automates the reservation and service write-up process using hand-held wireless, electronic clipboard technology. Sales Advisor is a complete retail sales process application designed to improve sales performance and customer handling. The ADP Sales Kiosk is a state-of-the-art interactive sales presentation tool, and ADP's Relationship Marketing System (RMS) automates all phases of customer contact from initial prospect through the purchase life cycle and on-going service.

     Changes in customer expectations and manufacturer's requirements are modifying how the traditional dealership conducts business. In response to these changes, ADP is providing consulting services to its dealer clients to help them reengineer their management processes. It also offers solutions to help employee productivity and training, and provides the tools and services necessary to improve dealership productivity and profitability.

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

     ADP provides services that evaluate the appropriateness of medical treatment and invoicing for auto accident victims. The core product, Provider Bill Audit, is an expert system that performs fee and utilization audits of medical provider bills involving soft tissue injury and that provides auto insurers with a consistent methodology for assessing the proper diagnoses and treatment of automobile-related injuries.

     ADP also provides a property loss repair and replacement system to assist in settling homeowners' claims.

Nature of Services Provided

     In each of Employer Services, Dealer Services, Claims Services and most of Brokerage Services, ADP's services primarily involve the processing and utilization of client and/or third party data. In the front-office component of the Brokerage Services business, the primary service takes the form of providing securities, commodities and currencies quotation data (which data is provided by various exchanges) and news to clients; this front-office component represents less than 10% of consolidated revenue.

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

Markets and Marketing Methods

     All of ADP's services are sold broadly across the United States and Canada. Non-North American services amounted to approximately 11% of fiscal 1996 revenue. All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

     None of ADP's major business groups have a single homogenous client base or market. For example, while Brokerage Services primarily serves the retail brokerage market, it also serves banks, commodity dealers, the institutional brokerage market and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles, and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. While concentrations of clients exist, no one business group is material to ADP's overall revenue. Employer Services also sells to auto dealers, brokerage clients, and insurance clients.

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

Clients and Client Contracts

     ADP provides computing services to over 375,000 clients. Annual revenues attributable to large client accounts range from $1 million to approximately $67 million per client, while thousands of small client accounts produce annual revenues of less than $1,000 each. ADP's largest single client accounts for approximately 2% of its annual revenue.

     ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and because no sale is considered firm until it is installed and begins producing revenue.

     ADP's average client retention is seven years in Employer Services and is ten or more years in Brokerage, Dealer and Claims Services, and does not vary significantly from period to period.

     Discounts, rebates and promotions offered by ADP to clients are not material.

     ADP's services are provided under written Price Quotations or Services Agreements having varying terms and conditions. No one Price Quotation or Service Agreement is material to ADP.

Systems Development and Programming

     During the fiscal years ended June 30, 1996, 1995 and 1994, ADP spent $249,635,000, $193,173,000 and $160,803,000, respectively, on systems development and programming activities for the development of new, and the improvement and maintenance of existing, computing services.

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

Number of Employees

     ADP employed approximately 29,000 persons as of June 30, 1996.

Executive Officers of the Registrant

     See Item 10 in Part III hereof.

Item 2.  Properties

     ADP leases space for more than 55 of its processing centers. In addition, ADP leases numerous small processing centers and sales offices. All of these leases, which aggregate approximately 5,020,469 square feet in the United States, Canada, Europe and Asia, expire at various times up to the year 2016. ADP owns 23 of its processing facilities and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,331,645 square feet.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     See "Market Price and Dividend Data" on page 18 of the Registrant's 1996 Annual Report to Shareholders, which information is incorporated herein by reference. As of August 25, 1996, the Registrant had 27,186 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

Item 6.  Selected Financial Data

     See "Selected Financial Data" on page 16 of the Registrant's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis" on pages 17 and 18 of the Registrant's 1996 Annual Report to Shareholders, the Letter to Shareholders on pages 2-4 of such report and the business descriptions on pages 5-15 of such report, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements described in Item 14(a) hereof are incorporated herein.

The following supplementary data is incorporated herein by reference:

                                                  Page in 1996 Annual
                                                  Report to Shareholders
                                                  ----------------------

     Quarterly Financial Results (unaudited) for
          the three years ended June 30, 1996               27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

      The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:

                                                           Employed by
        Name          Age                Position          ADP Since
- --------------------  ---          ---------------------   ----------

James B. Benson       51           Vice President, General    1977
                                   Counsel and Secretary

Gary C. Butler        49           Group President of         1975
                                   Employer Services

Robert J. Casale      57           Group President of         1988
                                   Brokerage Services

G. Harry Durity       49           Vice President,            1994
                                   Worldwide Business
                                   Development

Richard J. Haviland   50           Vice President, Finance    1982

Michael R. Holmes     38           Vice President,            1991
                                   Human Resources

Peter M. Leger        45           President of               1992
                                   Dealer Services

S. Michael Martone    48           President of Claims        1987
                                   Services

Joseph B. Pirret      55           Vice President             1974
                                   and Treasurer

Arthur F. Weinbach    53           President and              1980
                                   Chief Executive Officer

      Messrs. Benson, Butler, Casale, Haviland, Holmes, Pirret and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

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

      S. Michael Martone joined ADP in 1987. Prior to his promotion to President of the Claims Solutions Group in December 1995, he held senior vice president positions in both the Employer Services Group and the Dealer Services Group.

      Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors of the Registrant

      See "Election of Directors" in the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

      See "Compensation of Executive Officers" in the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      See "Election of Directors--Security Ownership of Certain Beneficial Owners and Managers" in the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      See "Compensation of Executive Officers--Certain Transactions" in the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)1. Financial Statements

      The following consolidated financial statements of Automatic Data Processing, Inc. and its subsidiaries are included in Part II, Item 8:

                                                         Page in 1996 Annual
                                                         Report to Shareholders
                                                         ----------------------

      Independent Auditors' Report                                 28

      Consolidated Balance Sheets - June 30, 1996 and 1995         20

      Statements of Consolidated Earnings - years
            ended June 30, 1996, 1995 and 1994                     19

      Statements of Shareholders' Equity - years
            ended June 30, 1996, 1995 and 1994                     21

      Statements of Consolidated Cash Flows - years
            ended June 30, 1996, 1995 and 1994                     22

      Notes to Consolidated Statements                           23-27

      Financial information of the Registrant is omitted because the Registrant is primarily an operating company. The Registrant's subsidiaries which are listed on Exhibit 21 attached hereto are wholly-owned.

      2.    Financial Statement Schedules
                                                         Page in Form 10-K
                                                         -----------------

      Schedule II - Valuation and Qualifying Accounts              15

      All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

      3. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

      3.1       -    Amended and Restated Certificate of Incorporation dated
                     December 15, 1994 - incorporated by reference to Exhibit
                     (3)-#1 to Registrant's Annual Report on Form 10-K for the fical year ended June 30, 1995

      3.2       -    By-Laws as currently in effect - incorporated by reference to Exhibit (3)-#2 to Registrant's Annual Report on Form
                     10-K for the fiscal year ended June 30, 1991

      4         -    Indenture dated as of February 20, 1992 between Automatic
                     Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit
                     (4)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

      10.1      -    Employment Agreement with Josh S. Weston - incorporated by reference to Exhibit 10(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986
                     (Management Contract)

      10.1(a)   -    Amendment to Employment Agreement with Josh S. Weston -
                     incorporated by reference to Exhibit 10(ii)(A)-#2 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Contract)

      10.1(b)   -    Amendment to Employment Agreement with Josh S. Weston -
                     incorporated by reference to Exhibit 10(ii)(A)-3 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Contract)

      10.1(c)   -    Amendment to Employment Agreement with Josh S. Weston
                     (Management Contract) - incorporated by reference to
                     Exhibit 10(ii)(A)-4 to Registrant's Annual Report on Form
                     10-K for the fiscal year ended June 30, 1995

      10.2      -    Letter Agreement dated as of August 1, 1996 between
                     Automatic Data Processing, Inc. and Arthur F. Weinbach
                     (Management Contract)

      10.3      -    Agreement with Robert J. Casale - incorporated by reference to Exhibit 10(iii)(A)-#1 to Registrant's Annual Report on
                     Form 10-K for the fiscal year ended June 30, 1990
                     (Management Contract)

      10.4      -    Agreement with Gary C. Butler - incorporated by reference
                     to Exhibit 10(iii)(A)-#2 to Registrant's Annual Report on
                     Form 10-K for the fiscal year ended June 30, 1991
                     (Management Contract)

      10.5      -    1981 Key Employees' Stock Option Plan - incorporated by
                     reference to Registrant's Registration Statement No.
                     2-75287 on Form S-8 (Management Compensatory Plan)

      10.5(a)   -    Amendment to 1981 Key Employees' Stock Option Plan -
                     incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989
                     (Management Compensatory Plan)

      10.6      -    Key Employees' Restricted Stock Plan - incorporated by
                     reference to Registrant's Registration Statement No.
                     33-25290 on Form S-8 (Management Compensatory Plan)

      10.7      -    Supplemental Officers' Retirement Plan, as amended and
                     restated - incorporated by reference to Exhibit 10(iii)(A)-
                     #5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Management Compensatory
                     Plan)

      10.8      -    1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to Registrant's
                     Annual Report on Form 10-K for the fiscal year ended June
                     30, 1990 (Management Compensatory Plan)

      10.9      -    1990 Key Employees' Stock Option Plan - incorporated by
                     reference to Exhibit 10(iii)(A)-#8 to Registrant's Annual
                     Report on Form 10-K for the fiscal year ended June 30, 1990
                     (Management Compensatory Plan)

      10.10     -    1994 Directors' Pension Arrangement - incorporated by
                     reference to Exhibit 10(iii)(A)-#10 to Registrant's Annual
                     Report on Form 10-K for the fiscal year ended June 30, 1994
                     (Management Compensatory Plan)

      10.11     -    1994 Executive Compensation Plan - incorporated by
                     reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held November 15, 1994
                     (Management Compensatory Plan)

      11        -    Schedule of Calculation of Earnings Per Share

      13        -    Pages 2-28 of the 1996 Annual Report to Shareholders (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

      21        -    Subsidiaries of the Registrant

      23        -    Independent Auditors' Report on Schedules and Consent

      27        -    Financial Data Schedule

      (b)   None.

                                                    AUTOMATIC DATA PROCESSING, INC.

                                                            AND SUBSIDIARIES

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             (In thousands)


Column A                          Column B           Column C              Column D    Column E
- --------                          --------           --------              --------   ---------



                                                       Additions
                                               ------------------------
                                                 (1)         (2)
                                                            Charged to
                                  Balance at   Charged to   other                       Balance at
                                  beginning    costs and    accounts-    Deductions -   end of
                                  of period    expenses     describe     describe       period
                                  ---------    ----------   ---------    -----------    ----------
Year ended June 30, 1996:
Allowance for doubtful accounts:
  Current                           $23,035        $9,115   $4,835(B)      $2,358(A)       $34,627

  Long-term                         $26,166        $2,986          --      $3,425(A)       $25,727

Year ended June 30, 1995:
Allowance for doubtful accounts:
 Current                            $20,513        $8,415     $904(B)      $6,797(A)       $23,035

 Long-term                          $24,526        $3,916          --      $2,276(A)       $26,166


Year ended June 30, 1994:
Allowance for doubtful accounts:
 Current                            $18,112        $6,838     $492(B)      $4,929(A)       $20,513

 Long-term                          $21,684        $4,366          --      $1,524(A)       $24,526


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

                                 AUTOMATIC DATA PROCESSING, INC.
                                           (Registrant)

September 23, 1996               By:  /s/ Arthur F. Weinbach
                                      -------------------------------------
                                      Arthur F. Weinbach
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                            Title                           Date
- ---------                            -----                           ----


/s/ Arthur F. Weinbach           President and Chief              September 23, 1996
- ---------------------------
   (Arthur F. Weinbach)          Executive Officer
                                 (Principal Executive Officer)


/s/ Richard J. Haviland          Vice President, Finance          September 23, 1996
- ---------------------------
   (Richard J. Haviland)         (Principal Financial Officer)


/s/ Josh S. Weston               Chairman of the Board            September 23, 1996
- ---------------------------
   (Josh S. Weston)


/s/ Gary C. Butler               Director                         September 23, 1996
- ---------------------------
   (Gary C. Butler)


/s/ Joseph A. Califano, Jr.      Director                         September 23, 1996
- ---------------------------
(Joseph A. Califano, Jr.)


/s/ Leon G. Cooperman            Director                         September 23, 1996
- ---------------------------
   (Leon G. Cooperman)


___________________________     Director                          September __, 1996
(George H. Heilmeier)


/s/ Ann Dibble Jordan           Director                          September 23, 1996
- ---------------------------
   (Ann Dibble Jordan)







/s/ Harvey M. Krueger            Director                         September 23, 1996
- ---------------------------
   (Harvey M. Krueger)


___________________________      Director                         September __, 1996
(Charles P. Lazarus)


___________________________      Director                         September __, 1996
(Frederic V. Malek)


/s/ Henry Taub                   Director                         September 23, 1996
- ---------------------------
   (Henry Taub)


___________________________      Director                         September __, 1996
(Laurence A. Tisch)



                                       APPENDIX

               (As required pursuant to Rule 304(a) of Regulation S-T)


               The following is a narrative description of the graphic or image material which appears in Exhibit 13 to the Registrant's Annual Report on Form 10-K (the "Form 10-K"). Exhibit 13 contains particular pages from the Registrant's 1996 Annual Report to Shareholders (the "1996 Annual Report") which are incorporated by reference into the Form 10-K.

          Page in 1996
          Annual Report                      Description
          -------------                      -----------

               2 The photograph on page 2 of the 1996 Annual Report is of Josh S. Weston, Chairman.

               3 The photograph on page 3 of the 1996 Annual Report is of Arthur F. Weinbach, President and Chief Executive Officer.

               5 The photograph on page 5 of the 1996 Annual Report is described in the following caption on page 5: "Below: World famous toy retailer, F.A.O. Schwarz counts on ADP to process its payroll for 900 employees. In over 40 states, ADP handles the company's payroll tax filing and reporting. Pictured below are Jennifer Miller (right), Major Account District Manager for ADP, and F.A.O. Schwarz Payroll Manager, Teddi O'Reilly (left)."

               6 The photograph on page 6 of the 1996 Annual Report is described in the following caption on page 6: "Below: ADP is pleased to be a supporter of our client Habitat for Humanity International, a non-profit organization dedicated to eliminating poverty housing worldwide. Habitat looks to ADP to handle its payroll processing, tax filing and new hire reporting."

                7 The photograph on page 7 of the 1996 Annual Report is described in the following caption on page 7: "Above: ADP Client Service Representative, Linda Del Savio (left) with Dennis Crumpler, Chairman and CEO of Atlanta-based XcelleNet, a worldwide leader in software for remote access computing that relies upon ADP to provide state-of-the-art payroll processing and information support. ADP depends upon XcelleNet's Remote Ware to keep its Client Service work station software up to date."

                 8 The two photographs on page 8 of the 1996 Annual Report are described in the following caption on page 8: "Right: Anthony

                              Portelli (left), Director, SBC Warburg Inc., thanks Tevin Datz (right), Vice President, Account Management, for ADP's support and dedication during the recent merger of SBC Capital Markets Inc., and SG Warburg, which created the new entity SBC Warburg Inc.
                              ADP's proactive planning and solid commitment ensured an efficient and seamless consolidation of the two firms' books and records. Below: Hussein Khoder (right), ADP Vice President, Account Management, and Bill Anderson (left), Executive Vice President & Chief Executive Information Officer, Prudential Securities, discuss implementing ADP's strategic products on Prudential's technology platform. The firms recently strengthened their thirteen-year partnership by entering into an agreement to install over 12,000 Power Partner workstations in Prudential's retail offices, worldwide."

               9 The photograph on page 9 of the 1996 Annual Report is described in the following caption on page 9: "Above: (from right to left) Bruce Barnett, ICS, VP of Account Management, and Steven DeBernardo, Client Services Director, discuss applications with Bear Stearns & Co. Inc. executives, Joseph Kruszka, Managing Director, and Jeffrey C. Bernstein, Senior Managing Director.
                              Frequent consultation helps both firms
                              identify opportunities. Bear Stearns uses several ADP products and is one of our largest and longest client relationships."

               10 The photograph on page 10 of the 1996 Annual Report is described in the following caption on page 10: "Below: Ross Pope, (left) ADP Regional Director of Sales, and Terry Petit, (right) Client Relations Director, discuss the ADP Advisor family of products with Keith McCluskey (center), President, McCluskey Chevrolet in Cincinnati, Ohio. McCluskey Chevrolet is a member of Driver's Mart Worldwide Inc., a used-car mega retail chain established by a group of elite auto dealers. ADP partnered with Driver's Mart in developing the first truly interactive auto retailing system. It promises to revolutionize customer buying experiences."

               11 The two photographs on page 11 of the 1996 Annual Report are described in the following captions on page 11: "Above: Nancy Rozinsky
                              (left), ADP Fixed Operations Product Leader, discusses process improvements with Hank Faulkner (center), CEO, and Walt Huber (right), Director of Operations, The Faulkner Organization, Trevose, Pennsylvania. The Faulkner Organization owns eighteen dealerships, and uses ADP's on-site systems and communications networks to manage every area of their operation. Left: ADP AutoConnect is the most complete Internet service created for both auto dealers and consumers. Cole Younger (right), ADP Major Account Executive, demonstrates how a web site on ADP AutoConnect will assist in advertising efforts for their sixteen dealerships with Glenn Gardner (left), General Manager, and Joseph Holman (center), Chairman of the Board, Holman Enterprises, Pennsauken, NJ. ADP AutoConnect is home to the largest community of dealer web sites on the Internet."

               12 The photograph on page 12 of the 1996 Annual Report is described in the following caption on page 12: "Below: Zurich Canada conducts electronic commerce with collision repair facilities and independent appraisal firms, unifying and controlling the claims restoration process with information systems and network communications from ADP. Nick Briante, Senior Vice President, Claims (right), and Trevor Hayes, National Appraisal Manager (left), meet with ADP's Director of Client Relations, John Kotsopoulos, to explore the implementation of Electronic Funds Transfer as the next step in Zurich's blueprint for overall process improvement and increased customer satisfaction."

               13 The two photographs on page 13 of the 1996 Annual Report are described in the following caption on page 13: "Above and left: When American Family Insurance Company invented their Concept Claims System (CCS), technology provided a means to implement their dream of a paperless work environment. One of their Physical Damage Representatives, Bob Schubring, uses his mobile ADP system to capture digital images of the damaged vehicle and write the computerized estimate while still in the field. As soon as he transmits this electronic claims folder to Donna Drews, the Drive-in Claims Processor at the office, she starts the check-in process to file the claim in CCS. Within a matter of minutes, claims representatives at American Family can access the information - simply by opening the folder on their computer screen - as they provide service for the policyholder."

               14             The two photographs on page 14 of the
                              1996 Annual Report are described in the
                              following  caption on page 14: "Above:
                              Catherine Marioli, Compagnie Francaise
                              Philips Payroll/HR Specialist based in Paris, uses a complete ADP-GSI solution that serves all of Philips' needs for payroll and human resources management in France. Philips is a supplier of lighting and electronics products, systems and services and has developed a wide range of multimedia activities. Right:
                              Michael Kurch (right), ADP Sales Manager
                              (Germany), Johannes Sczepan (center),
                              Managing Director, and Peter Nuhs (left), IT
                              Manager of Georg von Opel

                              Group discussing the implementation of ADP's new sales advisor system. George von Opel Group is one of ADP's strategic clients in Germany generating more than 30,000 new and used car sales through almost 40 locations in Germany."

               15 The photograph on page 15 of the 1996 Annual Report is described in the following caption on page 15: "Above: Ian Buchanan, Deputy Managing Director, Information Systems, Nomura International (left), with Terry Williams, Wilco Chairman. Wilco specializes in meeting the needs of the international securities industry and global custodians. Wilco's global trading and settlement system, Gloss, was selected by Nomura because of its ability to process high volumes on a resilient client server platform."