Form 10-Q
period 1996-09-30
AUTOMATIC DATA PROCESSING INC
filed 1996-11-13
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  September 30, 1996 Commission File
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


            X              Yes                          No


     As of November 7, 1996 there were 290,357,837 common shares outstanding.

                                                  Form 10Q


             Part I. Financial Information

           Statement of Consolidated Earnings

        (In thousands, except per share amounts)

                                   Three Months Ended
                                September 30,  September 30,
                                   1996             1995

     Revenue                     $910,730         $747,094

     Operating
     expenses                     391,520          316,778

     General,
     administrative
     and selling
     expenses                     260,789          215,021

     Depreciation
     and
     amortization                  53,068           44,471

     Systems
     development
     and
     programming
     costs                         66,063           54,179

     Interest
     expense                        7,190            5,845

                                  778,630          636,294

     EARNINGS BEFORE
     INCOME
     TAXES                        132,100          110,800


     Provision
     for income
     taxes                         38,820           28,900

     NET
     EARNINGS                    $ 93,280         $ 81,900


     EARNINGS
     PER SHARE                   $    .32         $    .28


     Dividends per share         $    .10         $    .09


         See notes to consolidated statements.

                                                   Form 10Q


              Consolidated Balance Sheets
                     (In thousands)
                                  September 30,    June 30,
                                      1996           1996

     Assets
     Cash and cash equivalents     $  402,715    $  314,416
     Short-term marketable            384,898       321,743
      securities
     Accounts receivable              525,705       507,198
     Other current assets             260,314       310,926
       Total current assets         1,573,632     1,454,283

     Long-term marketable             421,107       462,461
      securities

     Long-term receivables            183,962       188,184

     Land and buildings               331,321       322,975
     Data processing equipment        597,559       578,935
     Furniture, leaseholds and        337,713       330,610
      other
                                    1,266,593     1,232,520
       Less accumulated              (790,886)     (764,254)
        depreciation
                                      475,707       468,266

     Other assets                      22,189        19,597
     Intangibles                    1,294,348     1,247,094

                                   $3,970,945    $3,839,885

     Liabilities and Shareholders' Equity


     Notes payable                 $   91,228    $   90,746
     Accounts payable                  98,468        96,351
     Accrued expenses & other current
       liabilities                    630,066       590,355
     Income taxes                      84,369        52,954
     Current portion of long-term       1,788         5,207
      debt
       Total current liabilities      905,919       835,613

     Long-term debt                   408,022       403,743
     Other liabilities                 82,463        78,508
     Deferred income taxes            102,545       112,880
     Deferred revenue                 101,498        93,795

     Shareholders' equity:
       Common stock                    31,429        31,428
       Capital in excess of par       390,055       406,200
        value
       Retained earnings            2,602,804     2,537,952
       Treasury stock                (653,790)     (660,234)
                                    2,370,498     2,315,346

                                   $3,970,945    $3,839,885

         See notes to consolidated statements.

                                                   Form 10Q

     Condensed Statements of Consolidated Cash Flows

                     (In thousands)

                                       Three Months Ended
                                          September 30,
                                       1996        1995

     Cash Flows From Operating
     Activities:


     Net earnings                   $ 93,280     $ 81,900

     Expenses not requiring outlay
     of cash                          47,399       52,118

     Changes in operating net
     assets                           72,364       45,492

      Net cash flows from
      operating activities           213,043      179,510

     Cash Flows From Investing
     Activities:

     Purchase of marketable
     securities                     (314,070)    (342,791)
     Proceeds from sale of
     marketable securities           292,269      371,014
     Capital expenditures            (38,477)     (26,952)
     Other changes to property,
     plant and equipment               1,656          568
     Additions to intangibles         (4,036)      (2,440)
     Acquisitions of businesses      (22,446)     (50,653)

      Net cash flows from investing
     activities                      (85,104)     (51,254)

     Cash Flows From Financing
     Activities:

     Repayments of long-term debt     (3,557)      (8,806)
     Proceeds from issuance of
     common stock                     21,028        6,214
     Repurchases of common stock     (28,815)     (23,596)
     Dividends paid                  (29,018)     (25,184)
     Other                               722       (2,298)

      Net cash flows from
     financing activities            (39,640)     (53,670)

     Net change in cash and
     cash equivalents                 88,299       74,586

     Cash and cash equivalents,
     at beginning of period          314,416      313,612

     Cash and cash equivalents,
     at end of period               $402,715     $388,198

         See notes to consolidated statements.

                                                   Form 10Q

            Notes to Consolidated Statements


          The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June
     30, 1996.

     Note A - The results of operations for the three months ended September 30, 1996 may not be indicative of the results to be expected for the year ending June 30, 1997.

     Note B - Earnings per share are based on the weighted average number of shares outstanding, which for the quarters ended September 30, 1996 and 1995 were 288,368,000 and 287,714,000 respectively.

                                                   Form 10Q


          MANAGEMENT'S DISCUSSION AND ANALYSIS

     OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended September 30, 1996.

     Revenue and revenue growth by ADP's major service groups are shown below:

                           Revenue           Revenue Growth
                       3 Months Ended        3 Months Ended
                        September 30,         September 30,
                       1996       1995       1996       1995
                       ($ in millions)

     Employer        $ 490      $ 398         23%        13%
     Services (a)
     Brokerage         188        168         12         24
     Services
     Dealer Services   152        126         21         33
     Other (a)          81         55         47         41
                     $ 911      $ 747         22%        20%

                    (a) reclassified

     Consolidated revenue for the quarter of $911 million was up 22% from last year. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was strong at 23%, 12%, and 21%, respectively. Each includes some acquisitions.

     The primary components of "Other revenue" are claims services, services for wholesalers, the non-employer services businesses of GSI and interest income. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate. In prior years, this standard rate was 7.8%. In fiscal 97 the standard rate was changed to 6.0% and, accordingly, the previously reported balances for Employer Services and "Other revenue" have been reclassified.

     Pretax earnings for the quarter increased 19% from last year. Consolidated margins decreased slightly in the quarter, as expected, because of the impact of prior year's acquisitions. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

     Net earnings for the quarter, after a higher effective tax rate, increased 14% to $93 million. The effective tax rate was 29.4%,increased from 26.1% in the comparable quarter last year, primarily because of the impact of non-deductible intangibles arising from the GSI acquisition and an increased mix of taxable vs.
     non-taxable investments.

     Earnings per share grew 14% to $.32 from $.28 last year.

     For the full year, we continue to expect double-digit revenue growth and about 15% earnings per share growth.

                                                    Form 10Q

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At September 30, 1996, the Company had cash and marketable securities in excess of $1.2 billion. Shareholders' equity exceeded $2.3 billion and the ratio of long-term debt to equity was 17%.

     A portion of the GSI purchase price was funded by borrowing approximately 466 million French Francs
     (equivalent to $91 million at September 30, 1996) with the remainder coming from the Company's cash and marketable securities.

     Capital expenditures for fiscal 1997 are expected to approximate $200 million, compared to $168 million in fiscal 1996.

     During the quarter, ADP purchased 782,500 shares of common stock for treasury at an average price of about
     $37. The Company has remaining Board authorization to purchase up to 6.8 million additional shares to fund equity related employee benefit plans.

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



                             AUTOMATIC DATA PROCESSING, INC.
                                      (Registrant)




     Date: November 13, 1996
                                   Richard J. Haviland



                                Vice President, Finance
                               (Principal Financial Officer)
                                        (Title)