Form 10-Q
period 1996-12-31
AUTOMATIC DATA PROCESSING INC
filed 1997-02-14
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

      QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended  December 31, 1996    Commission File
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



              X              Yes                    No



     As of January 31, 1997 there were 292,060,000 common shares outstanding.

                                                    Form 10Q


             Part I. Financial Information

          Statements of Consolidated Earnings

        (In thousands, except per share amounts)

                    Three Months Ended      Six Months Ended
                       December 31,            December 31,
                    1996       1995        1996        1995
     Revenue    $995,575   $819,723  $1,906,305  $1,566,817

     Operating
     expenses    418,015    342,690     809,535     659,467

     General,
     administrative
     and selling
      expenses   261,531    210,343     522,320     425,365


     Depreciation
     and
     amortization 55,284     48,618     108,353      93,089

     Systems
     development
     and
     programming
      costs       73,065     58,867     139,128     113,046


     Interest
     expense       6,970      8,605      14,159      14,450

                  814,865    669,123   1,593,495   1,305,417


     EARNINGS
     BEFORE
     INCOME
     TAXES       180,710    150,600     312,810     261,400

     Provision
     for income
     taxes        53,130     41,700      91,950      70,600
     NET
     EARNINGS    127,580    108,900     220,860     190,800


     EARNINGS
     PER SHARE  $    .44   $    .38  $      .76  $      .66


     Dividends
     per share  $    .12   $    .10  $      .22  $    .1875


         See notes to consolidated statements.

                                                    Form 10Q


              Consolidated Balance Sheets
                     (In thousands)
                                December 31,      June 30,
     Assets                          1996           1996

     Cash and cash equivalents  $   462,300     $   314,416
     Short-term marketable
      securities                    372,687         321,743
     Accounts receivable            577,787         507,198
     Other current assets           246,899         310,926
       Total current assets       1,659,673       1,454,283


     Long-term marketable
     securities                     419,118         462,461

     Long-term receivables          178,507         188,184

     Land and buildings             352,070         322,975
     Data processing equipment      621,146         578,935
     Furniture, leaseholds and
     other                          348,345         330,610
                                  1,321,561       1,232,520
       Less accumulated
     depreciation                  (812,174)       (764,254)
                                    509,387         468,266

     Other assets                    21,549          19,597
     Intangibles                  1,335,555       1,247,094

                                $ 4,123,789      $3,839,885

     Liabilities and
     Shareholders' Equity

     Notes payable              $   132,236      $   90,746
     Accounts payable                93,377          96,351
     Accrued expenses & other
     current liabilities            594,208         590,355
     Income taxes                    62,386          52,954
     Current portion of
     long-term debt                   1,831           5,207
       Total current
     liabilities                    884,038         835,613

     Long-term debt                 418,300         403,743
     Other liabilities              104,853          78,508
     Deferred income taxes           89,329         112,880
     Deferred revenue               100,650          93,795

     Shareholders' equity:
       Common stock                  31,429          31,428
       Capital in excess of
     par value                      425,821         406,200
       Retained earnings          2,697,043       2,537,952
       Treasury stock              (627,674)       (660,234)
                                  2,526,619       2,315,346

                                $ 4,123,789      $3,839,885



         See notes to consolidated statements.

                                               Form 10Q

     Condensed Statements of Consolidated Cash Flows

                     (In thousands)
                                         Six Months Ended
                                           December 31,
                                          1996        1995

     Cash Flows From Operating
     Activities:

     Net earnings                    $ 220,860    $ 190,800

     Expenses not requiring outlay
     of cash                           112,720      101,851

     Changes in operating net assets   (17,353)      23,629

      Net cash flows from operating
     activities                        316,227      316,280

     Cash Flows From Investing
     Activities:

     Purchase of marketable
     securities                       (602,688)    (532,254)
     Proceeds from sale of marketable
     securities                        595,087      693,652
     Capital expenditures              (79,093)     (79,455)
     Other changes to property, plant
     and equipment                        (752)       1,738
     Additions to intangibles          (32,711)           -
     Acquisitions of businesses        (64,494)    (481,915)

      Net cash flows from investing
     activities                       (184,651)    (398,234)

     Cash Flows From Financing
     Activities:

     Proceeds from issuance of
     notes                              41,780       50,350
     Repayments of long-term debt       (3,991)      (9,549)
     Proceeds from issuance of common
     stock                              78,324       69,413
     Repurchases of common stock       (37,358)     (47,727)
     Dividends paid                    (62,447)     (54,025)
     Other                                   -       (1,856)

      Net cash flows from financing
     activities                         16,308        6,606

     Net change in cash and cash
     equivalents                       147,884      (75,348)

     Cash and cash equivalents, at
     beginning of period               314,416      313,612

     Cash and cash equivalents, at
     end of period                   $ 462,300    $ 238,264

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

     Note A - The results of operations for the six months ended December 31, 1996 may not be indicative of the results to be expected for the year ending June 30, 1997.

     Note B - Earnings per share are based on a weighted average number of shares outstanding, which for the quarters ended December 31, 1996 and 1995 were 290,502,000 and 288,001,000 respectively.
               The weighted average number of shares for the six months ended December 31, 1996 and 1995 were 289,493,000 and 287,866,000 respectively.

                                                          Form 10Q
          MANAGEMENT'S DISCUSSION AND ANALYSIS

     OPERATING RESULTS

     Revenue and earnings again reached record levels during the quarter ended December 31, 1996.

     Revenue and revenue growth by ADP's major business groups are shown below:

                                       Revenue
                        3 Months Ended      6 Months Ended
                          December 31,        December 31,
                          1996    1995        1996    1995
                                  ($ in millions)

     Employer Services
     (a)                 $ 551   $ 445       $1,042  $ 843
     Brokerage Services    200     169          388    338
     Dealer Services       162     132          315    258
     Other (a)              83      74          161    128
                         $ 996   $ 820       $1,906 $1,567


                                   Revenue Growth
                         3 Months Ended      6 Months Ended
                          December 31,        December 31,
                          1996    1995        1996    1995

     Employer Services
     (a)                    24%     16%         24%     15%
     Brokerage Services     18      22          15      23
     Dealer Services        23      21          22      26
     Other (a)              12      76          26      59
                            21%     22%         22%     21%

                                  (a) reclassified

     Consolidated revenue for the quarter grew 21% from last year to $996 million. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was strong at 24%, 18% and 23% respectively. Each includes some acquisitions.

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

     Pretax earnings for the quarter increased 20% from last year. As expected, corporate margins were slightly lower than in the comparable prior year's quarter because of the impact of prior year acquisitions. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

     Net earnings for the quarter, after a higher effective tax rate, increased 17% to $128 million. The effective tax rate of 29.4% increased from 27.7% in the comparable quarter last year, primarily because of the impact of non-deductible amortization of intangibles arising from the GSI acquisition and an increased mix of taxable vs. non-taxable investments.

     Earnings per share grew 16% to $.44 from $.38 last year. For the full year, we continue to expect double-digit revenue growth and about 15% earnings per share growth.

     FINANCIAL CONDITION

     The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At December 31, 1996, the Company had cash and marketable securities in excess of $1.2 billion. Shareholders' equity exceeded $2.5 billion and the ratio of long-term debt to equity was 17%.

     Capital expenditures for fiscal 1997 are expected to approximate $200 million, compared to $168 million in fiscal 1996.

     During the first half of fiscal  97, ADP purchased
     992,000 shares of common stock for treasury at an average price of about $38. The Company has remaining
     Board authorization to purchase up to 6.6 million additional shares to fund equity related employee benefit plans.

                                                        Form 10Q
     PART II.  OTHER INFORMATION


     Except as noted below, all other items are inapplicable or would result in negative responses and, therefore, have been omitted.


     Item 2.  Changes in Securities

     On October 4, 1996, the Company issued an aggregate amount of 96,982 shares of its Common Stock to the three shareholders of a company acquired by the Company in exchange for all of the issued and outstanding shares of capital stock of the acquired company pursuant to the terms of a stock purchase agreement.
     No underwriters were involved in the foregoing sale of securities. The Company issued the shares without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act, relating to sales by an issuer not involving a public offering.


     Item 4.  Submission of Matters to a Vote of Security
     Holders

     The Company's Annual Meeting of the Stockholders was held on November 12, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.


     Nominee                 In Favor     Withheld
     Gary C. Butler        221,180,456     709,142
     Joseph A. Califano Jr 221,110,149     779,449
     Leon G. Cooperman     221,277,002     612,596
     George H. Heilmeier   221,257,241     632,357
     Ann Dibble Jordan     221,225,079     664,519
     Harvey M. Krueger     221,205,991     683,607
     Charles P. Lazarus    220,910,099     979,499
     Frederic V. Malek     221,232,167     657,431
     Henry Taub            221,252,820     636,778
     Laurence A. Tisch     220,832,311   1,057,287
     Arthur F. Weinbach    221,210,653     678,945
     Josh S. Weston        221,177,268     712,330

     The result of the voting on the following additional item were as follows:

     (a) Ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the fiscal year which began on July 1, 1996.


     The votes of the stockholders on this amendment were as
     follows:
                             In Favor      Opposed   Abstained
                           220,987,378     423,795     478,425

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



                            AUTOMATIC DATA PROCESSING, INC.
                                      (Registrant)




     Date: February 13, 1997   s/
                               ____________________________
                                  Richard J.  Haviland
                               Vice President, Finance
                              (Principal Financial Officer)
                                        (Title)