Form 10-Q
period 1997-03-31
AUTOMATIC DATA PROCESSING INC
filed 1997-05-14
CIK 8670

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 1997    Commission File Number 1-5397
                  ------------------                         --------


                         Automatic Data Processing, Inc
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter )



 Delaware                                                 22-1467904
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code  (201) 994-5000



                               No change
--------------------------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the commission and (2) has been subject to the filing requirements for at least the past 90 days.



                    X              Yes                                   No
----------------------------------     --------------------------------



As of May 2, 1997, there were 292,832,377 shares outstanding.

                                                            Form 10Q


                            Part I. Financial Information

                         STATEMENTS OF CONSOLIDATED EARNINGS
                         -----------------------------------

                       (In thousands, except per share amounts)

                                Three Months Ended      Nine Months Ended
                                   March    31,           March    31,
                              ----------------------  ----------------------
                                   1997        1996       1997         1996
                                   ----        ----       ----         ----
Revenue                       $1,126,284  $1,031,864  $3,032,589  $2,598,681
                              ----------  ----------  ----------  ----------

Operating expenses               440,329     428,360   1,249,684   1,087,828

General, administrative and
  selling expenses               308,063     276,730     830,563     702,095

Depreciation and amortization     59,163      55,298     167,515     148,386

Systems development and           74,849      63,762     213,977     176,808
  programming costs

Interest expense                   7,250       7,804      21,410      22,254
                              ----------  ----------  ----------  ----------

                                 889,654     831,954   2,483,149   2,137,371
                              ----------  ----------  ----------  ----------


EARNINGS BEFORE INCOME TAXES     236,630     199,910     549,440     461,310

Provision for income taxes        71,700      56,010     163,650     126,610
                              ----------  ----------  ----------  ----------


NET EARNINGS                  $  164,930  $  143,900  $  385,790  $  334,700
                              ==========  ==========  ==========  ==========

EARNINGS PER SHARE            $      .56  $      .49  $     1.33  $     1.16
                              ==========  ==========  ==========  ==========

Dividends per share           $     .115  $      .10  $      .33  $    .2875
                              ==========  ==========  ==========  ==========


                        See notes to consolidated statements.

                                                                  Form 10Q


                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                    (IN THOUSANDS)
                                                  March 31,       June 30,
Assets                                              1997           1996
------                                           ----------     ----------

Cash and cash equivalents                        $  537,817     $  314,416
Short-term marketable securities                    445,992        321,743
Accounts receivable                                 632,300        507,198
Other current assets                                233,219        310,926
                                                 ----------     ----------
  Total current assets                            1,849,328      1,454,283
                                                 ----------     ----------

Long-term marketable securities                     395,083        462,461
                                                 ----------     ----------

Long-term receivables                               178,378        188,184
                                                 ----------     ----------

Land and buildings                                  343,085        322,975
Data processing equipment                           639,715        578,935
Furniture, leaseholds and other                     359,266        330,610
                                                 ----------     ----------
                                                  1,342,066      1,232,520
  Less accumulated depreciation                     841,311        764,254
                                                 ----------     ----------
                                                    500,755        468,266
                                                 ----------     ----------

Other assets                                         25,621         19,597
                                                 ----------     ----------
Intangibles                                       1,334,160      1,247,094
                                                 ----------     ----------

                                                 $4,283,325     $3,839,885
                                                 ==========     ==========

Liabilities and Shareholders' Equity

Notes payable                                    $  126,626     $   90,746
Accounts payable                                     96,986         96,351
Accrued expenses & other current
  liabilities                                       704,840        590,355
Income taxes                                         65,813         52,954
Current portion of long-term debt                     1,093          5,207
                                                 ----------     ----------
  Total current liabilities                         995,358        835,613
                                                 ----------     ----------

Long-term debt                                      402,672        403,743
                                                 ----------     ----------
Other liabilities                                    87,803         78,508
                                                 ----------     ----------
Deferred income taxes                               107,815        112,880
                                                 ----------     ----------
Deferred revenue                                    105,826         93,795
                                                 ----------     ----------

Shareholders' equity:
  Common stock                                       31,429         31,428
  Capital in excess of par value                    402,527        406,200
  Retained earnings                               2,828,111      2,537,952
  Treasury stock                                   (678,216)      (660,234)
                                                 ----------     ----------
                                                  2,583,851      2,315,346
                                                 ----------     ----------

                                                 $4,283,325     $3,839,885
                                                 ==========     ==========


                        See notes to consolidated statements.

                                                                 Form 10Q

                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                   -----------------------------------------------

                                    (IN THOUSANDS)

                                                       Nine Months Ended
                                                            March 31,
                                                       1997        1996
                                                      ------      -------

Cash Flows From Operating Activities:

Net earnings                                       $ 385,790    $ 334,700

Expenses not requiring outlay of cash                203,638      158,300

Changes in operating net assets                        1,970        8,060
                                                   ---------    ---------

 Net cash flows from operating activities            587,458      501,060
                                                   ---------    ---------

Cash Flows From Investing Activities:

Purchase of marketable securities                   (832,442)    (918,839)
Proceeds from sale of marketable securities          773,256    1,031,265
Capital expenditures                                (111,799)    (115,844)
Other changes to property, plant and equipment         6,076        6,804
Additions to intangibles                             (40,961)     (14,040)
Acquisitions of businesses                           (92,238)    (466,105)
                                                   ---------    ---------

 Net cash flows from investing activities           (298,108)    (476,759)
                                                   ---------    ---------

Cash Flows From Financing Activities:

Proceeds from issuance of notes                       45,802       92,378
Repayments of long-term debt                         (52,426)     (11,769)
Proceeds from issuance of common stock                69,323      107,952
Repurchases of common stock                         (107,990)     (55,097)
Dividends paid                                       (62,438)     (83,181)
Other                                                 41,780      (15,360)
                                                   ---------    ---------

 Net cash flows from financing activities            (65,949)      34,923
                                                   ---------    ---------

Net change in cash and cash equivalents              223,401       59,224

Cash and cash equivalents, at beginning of period    314,416      313,612

Cash and cash equivalents, at end of period        $ 537,817    $ 372,836
                                                   =========    =========


                        See notes to consolidated statements.

                                                                Form 10Q


                           NOTES TO CONSOLIDATED STATEMENTS
                           --------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June 30, 1996.

Note A - The results of operations for the nine months ended March 31, 1997 may not be indicative of the results to be expected for the year ending June 30, 1997.

Note B - Earnings per share are based on a weighted average number of shares outstanding, which for the quarters ended March 31, 1997 and 1996 were 292,624,000 and 291,311,000 respectively. The weighted average number of shares for the nine months ended March 31, 1997 and 1996 were 290,504,000 and 289,020,000 respectively.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                         ------------------------------------


OPERATING RESULTS

Revenue and earnings again reached record levels during the quarter ended March 31, 1997.

Revenue and revenue growth by ADP's major business units are shown below:

                                       Revenue
                          ----------------------------------
                          3 Months Ended      9 Months Ended
                             March 31,           March 31,
                           1997     1996       1997    1996
                          ------   ------     ------  ------
                                    ($ in millions)

   Employer Services (a)   $ 667    $ 575      $1708   $1418
   Brokerage Services        226      202        614     539
   Dealer Services           164      145        479     403
   Other (a)                  69      110        232     239
                          ------   ------     ------  ------
                           $1126    $1032      $3033   $2599
                          ======   ======     ======  ======

                                    Revenue  Growth
                          -----------------------------------
                          3 Months Ended      9 Months Ended
                             March 31,           March 31,
                           1997     1996       1997    1996
                          ------   ------     ------  ------

   Employer Services (a)      16%      22%        20%     17%
   Brokerage Services         12       19         14      21
   Dealer Services            13       29         19      28
   Other (a)                 (37)     150         (3)     91
                          ------   ------     ------  ------
                               9%      29%        17%     24%
                          ======   ======     ======  ======

                  (a) reclassified

Revenue exceeded $1.1 billion in the quarter ended March 31, 1997, an increase of 12% before factoring in a non-recurring 3% reduction in revenue arising from the recent disposition of GSI's facilities management business. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was strong at 16%, 12%, and 13%, respectively. Each includes some acquisitions.

The primary components of "Other revenue" are claims services, services for wholesalers, the non-employer services businesses of GSI, interest income and foreign exchange differences. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate. In prior years, this standard rate was 7.8%. In fiscal '97 the standard rate was changed to 6.0% and, accordingly, the previously reported balances for Employer Services and "Other revenue" have been reclassified.

Pretax earnings for the quarter increased 18% from last year.   As expected,
overall corporate margins improved compared to the prior year's quarter as we passed the anniversary date of several of last year's acquisitions. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 15% to $165 million. The effective tax rate of 30.3% increased from 28.0% in the comparable quarter last year, primarily because of the impact of non-deductible intangibles arising from the GSI acquisition and an increased mix of taxable vs. non-taxable investments.

Earnings per share grew 14% to $.56 from $.49 last year.

For the full year, we continue to expect revenue and earnings per share growth of approximately 15%.


FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 1997, the Company had cash and marketable securities of approximately $1.4 billion. Shareholders' equity was approximately $2.6 billion and the ratio of long-term debt to equity was 16%.

Capital expenditures for fiscal 1997 are expected to approximate $200 million, compared to $168 million in fiscal 1996.

During the first nine months of fiscal '97, ADP purchased about 2.7 million shares of common stock for treasury at an average price of about $40. The Company has remaining Board authorization to purchase up to 4.9 million additional shares to fund equity related employee benefit plans.


PART II.  OTHER INFORMATION


Except as noted below, all other items are inapplicable or would result in negative responses and, therefore, have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit
    Number               Exhibit
    ------               -------

     3.2    By-laws, as amended and restated on March 24, 1997

                                                                       Form 10Q



                                      SIGNATURES
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AUTOMATIC DATA PROCESSING, INC.
                           -------------------------------
                                     (Registrant)




Date: May 9, 1997            /s/ Richard J. Haviland
                           -----------------------------
                                 Richard J. Haviland


                               Vice President, Finance
                            (Principal Financial Officer)
                           -----------------------------
                                      (Title)