Form 10-K405
period 1997-06-30
AUTOMATIC DATA PROCESSING INC
filed 1997-09-18
CIK 8670

-------------------------------------------------------------------------------
                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.  Yes  / X /  No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 12, 1997 was approximately $13,341,000,000.
On September 12, 1997, there were 292,353,349 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1997 Annual Report to
Shareholders                                                    Parts I, II & IV
Portions of the Registrant's Proxy Statement for
Annual Meeting of Stockholders to be held
on November 11, 1997.                                           Part III

--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS
-----------------

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

EMPLOYER SERVICES

    ADP's Employer Services offers a comprehensive range of payroll, payroll tax filing and reporting, human resource (HR), benefits administration, time and attendance, 401(k) recordkeeping, and unemployment compensation management services. These services are provided to over 395,000 clients engaged in a wide variety of businesses. In addition to its direct marketing, ADP has marketing relationships with many banks and accountants whereby ADP offers its services to their business clients.

    Payroll and tax filing and reporting services comprise over 85% of Employer Services' revenue. Payroll services include the preparation of pay checks and direct deposits (with major bank partners), along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. ADP's tax filing services process federal, state and local payroll taxes on behalf of ADP clients and remit such taxes to the appropriate taxing authorities when due. As new products evolve (such as new hire reporting, ADP check/full service direct deposit and wage garnishment payment), the ADP Tax Filing center is also responsible for the efficient movement of funds and information to third parties.

    As market trends increasingly favor both outsourcing and software as preferred payroll solutions, ADP's "Payroll AnyWay" strategy presents to businesses of virtually every size and type an extensive menu of outsourced and on-site payroll solutions, from turnkey service to client-site software. Employers are segmented by size and complexity to effectively match their needs to products and service teams that will best meet their expectations. Approximately 35% of Employer Services' payroll and payroll tax filing services revenue during the past fiscal year was attributable to its Emerging Business Services (for companies with less than 100 employees); approximately 35% of such revenue was attributable to Major Accounts (for companies with between 100 and 999 employees) and approximately 30% of such revenue was attributable to National Accounts (for companies with 1,000 or more employees).

    ADP's HR services, operating in conjunction with a client's payroll database, provide comprehensive recordkeeping HR services, including benefits administration and outsourcing, applicant tracking, employee history and position control. The various HR systems run on standalone PC's, local or wide area networks or client/server systems.

    Emerging Business Services processes payroll for approximately 300,000 clients. Major Accounts offers a robust line of best-of-breed payroll and human resource solutions for medium-size companies with full database and functional integration between payroll and HR. Many of the world's largest corporations are ADP National Accounts clients. In many cases, ADP provides system solutions for clients' entire human resource, payroll and benefits needs. For those companies who choose to process these applications in-house, ADP delivers stand-alone services such as tax filing, check printing and distribution, year-end statements (W-2's), and benefits administration.

    The ADP Tax Filing Center, which supports all three market segments, electronically interfaces with over 2,000 tax agencies from the Internal Revenue Service to local school districts. Over 285,000 clients rely on tax filing to assure regulatory compliance.

    ADP's Electronic Services Division complements Employer Services' market segments with a product mix that augments ADP's payroll and HR services. Included in such product mix are 401(k) recordkeeping and administrative services (relating to defined benefit plans), flexible spending, healthcare and other group benefits plans, and a comprehensive time and attendance system fully integrated into ADP's payroll systems. ADP's unemployment compensation services aid clients in managing and reducing unemployment insurance costs. Peachtree and One Write software business applications are sold to small clients through retail channels.

    ADP's penetration of the benefits administration market accelerated with its acquisition of Health Benefits America, a provider of health care benefits design and communications programs, COBRA administration and other relevant services. ADP has firmly established itself as a leading professional employer organization through its TotalSource acquisition and positioned itself to aggressively increase its presence in the fast-expanding employee leasing industry.

    The continued increase in multinational companies makes payroll and human resource management services a global opportunity. This development and a strong demand for outsourcing makes Europe a particularly attractive marketplace. Employer Services already has 35,000 payroll and HR clients in Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom. The core of ADP's strength in the European market currently is in the larger company segment - those firms with 1,000 or more employees. The goal is to expand Employer Services to all major countries in Europe and be the leading provider of outsourcing and on-site services for employer solutions in all market segments.

    ADP has also become the largest provider of payroll services to Canadian businesses with its recent purchases of the Royal Bank of Canada's and Scotiabank's payroll businesses. ADP's recent acquisition of a Brazilian computing services company gives it a strong initial position in the growing South American employer services marketplace.

BROKERAGE SERVICES

    ADP's Brokerage Services provides securities processing, real-time market information, and investor communications services to the financial services industry. ADP is the largest provider of securities processing services in North America. In fiscal 1997, ADP processed approximately 20% of the retail equity transactions in the United States and Canada, handling an average of over 475,000 trades per day. In the market information sector, Brokerage Services supports more than 97,000 desktops in over 1,600 firms worldwide.
ADP provides shareholder communication services, handling all shareholder mailings and proxy processing for shareholders whose securities are left in "street name" in the custody of ADP's "nominee" clients (principally brokerage firms and banks). In fiscal 1997, ADP processed over 285 million shareholder mailings for over 12,000 publicly-traded companies on behalf of more than 800 brokerage firms and banks and 400 mutual fund families. Shareholder ballots representing approximately 155 billion shares were electronically processed.

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

    ADP provides back-office stock brokerage and related financial computing services such as trade processing, cage management, stock loan accounting, on-line inquiry and data collection, portfolio reporting, order matching and on-line trading. All of these services are offered in the United States and Canada. ADP's Wilco Systems' Gloss series international trading and settlement systems offer global multi-instrument, multi-currency trading, settlement and accounting services.

    As part of its shareholder communication services, StreetLink is a quickly deliverable laser printed alternative to expensive quarterly mailings to shareholders. Proxy Edge is an electronic voting service which dramatically improves voting efficiency and record keeping. PhoneVOTE Services enable mutual fund shareholders to vote their proxy over the telephone for same-day tabulation.

DEALER SERVICES

    ADP's Dealer Services provides computing, data and professional services to automobile and truck dealers and manufacturers world-wide. Over 18,000 dealers use ADP's on-site systems and communications networks to manage every area of sales and operations in the U.S., Canada, Europe, Mexico and Taiwan. ADP addresses critical dealership areas and offers software and professional services to improve consumer loyalty, asset management, innovative technology, employee productivity training, manufacturer relations, business improvements and real-time information access.

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

CLAIMS SERVICES

    ADP offers a broad line of claims information products to property and casualty insurance companies, claims adjusters, repair shops and auto parts recycling facilities in the United States and Canada to help its clients accurately estimate auto damage, bodily injury and property claims. The services include automated collision damage repair estimating for cars and trucks, vehicle valuation services for total losses, and parts locating and pricing services to auto insurers and repairers to facilitate the claims settlement and parts locating processes. ADP provides management information and vehicle damageability and repair cost statistics to insurance companies, government agencies and automobile manufacturers. A pen-based, mobile auto estimating system, using state-of-the-art technology and graphical user interfaces, has won broad market acceptance.

    ADP provides, through its Integrated Medical Solutions business, services that evaluate the appropriateness of medical treatment and invoicing for bodily injury claims arising from motor vehicle accidents. The core product, Provider Bill Audit (PBA), is an expert system that performs fee and utilization audits of medical provider bills involving soft tissue injury and that provides auto insurers with a consistent methodology for assessing the proper diagnoses and treatment of automobile-related injuries. The Injury Claims Evaluations product compliments the PBA system with proprietary injury valuations, helping adjusters to make fair and equitable settlements when usual and customary costs are disputed.

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

MARKETS AND MARKETING METHODS

    All of ADP's services are sold broadly across the United States and Canada. Non-North American services amounted to approximately 12.5% of fiscal 1997 revenue. All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

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

CLIENTS AND CLIENT CONTRACTS

    ADP provides computing services to over 400,000 clients. Annual revenues attributable to large client accounts range from $1 million to approximately $50 million per client, while thousands of small client accounts produce annual revenues of less than $1,000 each. ADP's largest single client accounts for approximately 1% of its annual revenue.

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

SYSTEMS DEVELOPMENT AND PROGRAMMING

    During the fiscal years ended June 30, 1997, 1996 and 1995, ADP spent $296,544,000, $249,635,000 and $193,173,000, respectively, on systems development and programming activities for the development of new, and the improvement and maintenance of existing, computing services.

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

NUMBER OF EMPLOYEES

    ADP employed approximately 30,000 persons as of June 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    See Item 10 in Part III hereof.

ITEM 2.  PROPERTIES

    ADP leases space for more than 55 of its processing centers. In addition, ADP leases numerous small processing centers and sales offices. All of these leases, which aggregate approximately 5,300,000 square feet in the United States, Canada, Europe, South America and Asia, expire at various times up to the year 2016. ADP owns 27 of its processing facilities and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 2,750,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    See "Market Price and Dividend Data" on page 18 of the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference. As of August 24, 1997, the Registrant had 28,364 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

    On August 16, 1996, the Registrant issued an aggregate amount of 896,370 shares of its Common Stock to three shareholders of a company acquired by the Registrant in exchange for all of the issued and outstanding shares of capital stock of such company pursuant to the terms of a pooling agreement. On August 26, 1996, the Registrant issued an aggregate amount of 1,930,212 shares of its Common Stock to the three principal shareholders (and certain related trusts) of another company acquired by the Registrant in exchange for all of the issued and outstanding shares of capital stock of that company pursuant to the terms of a merger agreement. No underwriters were involved in the foregoing sales of securities. The Company issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act, relating to sales by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA


    See "Selected Financial Data" on page 16 of the Registrant's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See "Management's Discussion and Analysis" on pages 17-18 of the Registrant's 1997 Annual Report to Shareholders, the Letters to Shareholders on pages 3-5 of such report and the business descriptions on pages 6-15 of such report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Registrant's market risk sensitive instruments do not subject the Registrant to material market risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements described in Item 14(a) hereof are incorporated herein.

The following supplementary data is incorporated herein by reference:

                                                       Page in 1997 Annual
                                                      Report to Shareholders
                                                      ----------------------

    Quarterly Financial Results (unaudited) for
         the three years ended June 30, 1997                    27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:


                                                                Employed by
        Name            Age              Position                ADP Since
--------------------    ---       -----------------------       -----------
James B. Benson         52        Vice President, General          1977
                                  Counsel and Secretary

Richard C. Berke        52        Vice President, Human            1989
                                  Resources

Gary C. Butler          50        Group President of               1975
                                  Employer Services

Richard J. Daly         44        Co-president of                  1989
                                  Brokerage Services

G. Harry Durity         50        Vice President,                  1994
                                  Worldwide Business
                                  Development

Russell P. Fradin       42        Senior Vice President            1996

Richard J. Haviland     51        Chief Financial Officer          1982

John P. Hogan           49        Co-president of                  1993
                                  Brokerage Services

Peter M. Leger          46        President of                     1992
                                  Dealer Services

S. Michael Martone      49        President of Claims              1987
                                  Services

Arthur F. Weinbach      54        President and                    1980
                                  Chief Executive Officer

    Messrs. Benson, Berke, Butler, Daly, Haviland, Leger, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

    G. Harry Durity joined ADP in August 1994 as Corporate Vice President, Worldwide Business Development. Prior to joining ADP he was Senior Vice President - Corporate Development of Revlon Consumer Products Company. Between 1990 and February 1993 when he joined Revlon, he was President of The Highlands Group, Inc.

    Russell P. Fradin joined ADP in 1996 as Senior Corporate Vice President. Prior to joining ADP, he was a senior partner of McKinsey & Company and had been associated with that firm for 18 years.

    John P. Hogan joined ADP in 1993. Prior to his promotion to Co-president of the Brokerage Services Group in July 1997, he held various senior Brokerage Services' positions. Prior to joining ADP in July 1993, he had been Senior Vice President, Processing Division for Fidelity Investments/National Financial Services, Inc. for three years.

    Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

DIRECTORS OF THE REGISTRANT

    See "Election of Directors" in the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    See "Compensation of Executive Officers" in the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See "Election of Directors--Security Ownership of Certain Beneficial Owners and Managers" in the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Compensation of Executive Officers--Certain Transactions" in the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1.     FINANCIAL STATEMENTS

    The following consolidated financial statements of Automatic Data Processing, Inc. and its subsidiaries are included in Part II, Item 8:

                                                       Page in 1997 Annual
                                                      Report to Shareholders
                                                      ----------------------

    Independent Auditors' Report                                28

    Consolidated Balance Sheets - June 30, 1997 and 1996        20

    Statements of Consolidated Earnings - years
         ended June 30, 1997, 1996 and 1995                     19

    Statements of Consolidated Shareholders' Equity -
         years ended June 30, 1997, 1996 and 1995               21

    Statements of Consolidated Cash Flows - years
         ended June 30, 1997, 1996 and 1995                     22

    Notes to Consolidated Statements                         23 - 27

    Financial information of the Registrant is omitted because the Registrant is primarily an operating company. The Registrant's subsidiaries which are listed on Exhibit 21 attached hereto are wholly-owned.

    2.   FINANCIAL STATEMENT SCHEDULES
                                                      Page in Form 10-K
                                                      -----------------

    Independent Auditors' Report on Schedule                 14

    Schedule II - Valuation and Qualifying Accounts          15

    All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

    3. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1      -    Amended and Restated Certificate of Incorporation dated December
              15, 1994 - incorporated by reference to Exhibit (3)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1995

3.2      -    By-Laws as currently in effect - incorporated by reference to
              Exhibit (3)-#2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997

4        -    Indenture dated as of February 20, 1992 between Automatic Data
              Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant -
              incorporated by reference to Exhibit (4)-#1 to Registrant's
              Annual Report on Form 10-K for the fiscal year ended June 30,
              1992

10.1     -    Letter Agreement dated as of August 1, 1996 between Automatic
              Data Processing, Inc. and Arthur F. Weinbach - incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form
              10-K for the fiscal year ended June 30, 1996 (Management
              Contract)

10.2     -    Agreement with Gary C. Butler - incorporated by reference to
              Exhibit 10(iii)(A)-#2 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (Management Contract)

10.3     -    1981 Key Employees' Stock Option Plan - incorporated by reference to Registrant's Registration Statement No. 2-75287 on Form S-8
              (Management Compensatory Plan)

10.3(a)  -    Amendment to 1981 Key Employees' Stock Option Plan - incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (Management Compensatory Plan)

10.4     -    Key Employees' Restricted Stock Plan - incorporated by reference to Registrant's Registration Statement No. 33-25290 on Form S-8
              (Management Compensatory Plan)

10.5     -    Supplemental Officers' Retirement Plan, as amended and restated -
              incorporated by reference to Exhibit 10(iii)(A)-#5 to Registrant's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1993 (Management Compensatory Plan)

10.5(a)  -    Amendment to Supplemental Officers' Retirement Plan (Management
              Compensatory Plan)

10.6     -    1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management
              Compensatory Plan)

10.6(a)  -    Amendment to 1989 Non-Employee Director Stock Option Plan
              (Management Compensatory Plan)

10.7     -    1990 Key Employees' Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#8 to Registrant's Annual Report on Form
              10-K for the fiscal year ended June 30, 1990 (Management
              Compensatory Plan)

10.7(a)  -    Amendment to 1990 Key Employees' Stock Option Plan (Management
              Compensatory Plan)

10.8     -    1994 Directors' Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to Registrant's Annual Report on Form
              10-K for the fiscal year ended June 30, 1994 (Management
              Compensatory Plan)

10.9     -    1994 Executive Compensation Plan - incorporated by reference to
              Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held November 15, 1994 (Management Compensatory
              Plan)

11       -    Schedule of Calculation of Earnings Per Share

13       -    Pages 3-28 of the 1997 Annual Report to Shareholders (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

21       -    Subsidiaries of the Registrant

23       -    Independent Auditors' Consent

27       -    Financial Data Schedule

(b)           None.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
 and Shareholders of
Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 13, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Automatic Data Processing, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
New York, New York
August 13, 1997

                           AUTOMATIC DATA PROCESSING, INC.

                                   AND SUBSIDIARIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    (In thousands)


COLUMN A                               COLUMN B               COLUMN C              COLUMN D       COLUMN E
--------                               --------               --------              --------       --------

                                                             ADDITIONS
                                                      ------------------------
                                                         (1)          (2)

                                                                     Charged to
                                       Balance at     Charged to     other                         Balance at
                                       beginning      costs and      accounts-      Deductions -   end of
                                       of period      expenses       describe       describe       period
                                       ---------      --------       ---------      --------       ------
Year ended June 30, 1997:
Allowance for doubtful accounts:
  Current                               $34,627         $13,230       $4,067(B)      $12,382(A)      $39,542

  Long-term                             $25,727          $1,817                       $7,174(A)      $20,370

Year ended June 30, 1996:
Allowance for doubtful accounts:
  Current                               $23,035          $9,115       $4,835(B)       $2,358(A)      $34,627

  Long-term                             $26,166          $2,986              --       $3,425(A)      $25,727

Year ended June 30, 1995:
Allowance for doubtful accounts:
 Current                                $20,513          $8,415         $904(B)       $6,797(A)      $23,035

 Long-term                              $24,526          $3,916              --       $2,276(A)      $26,166


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

                                  AUTOMATIC DATA PROCESSING, INC.
                                           (Registrant)

September 18, 1997                By:  /s/ Arthur F. Weinbach
                                       -------------------------------------
                                       Arthur F. Weinbach
                                       President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                             TITLE                             DATE
---------                             -----                             ----

/s/ Arthur F. Weinbach       President, Chief             September 18, 1997
--------------------------   Executive Officer,
   (Arthur F. Weinbach)      and Director
                             (Principal Executive Officer)


/s/ Richard J. Haviland      Chief Financial Officer         September 18, 1997
-------------------------    (Principal Financial Officer)
   (Richard J. Haviland)


/s/ Gary C. Butler           Director                        September 18, 1997
-------------------------
   (Gary C. Butler)



-------------------------    Director                        September   , 1997
(Joseph A. Califano, Jr.)


/s/ Leon G. Cooperman        Director                        September 18, 1997
-------------------------
   (Leon G. Cooperman)


-------------------------    Director                        September   , 1997
(George H. Heilmeier)


/s/ Ann Dibble Jordan        Director                        September 18, 1997
-------------------------
   (Ann Dibble Jordan)

/s/ Harvey M. Krueger        Director                      September 18, 1997
-------------------------
   (Harvey M. Krueger)


/s/ Charles P. Lazarus       Director                      September 18, 1997
-------------------------
(Charles P. Lazarus)


/s/ Fred V. Malek            Director                      September 18, 1997
-------------------------
(Frederic V. Malek)


/s/ Henry Taub               Director                      September 18, 1997
-------------------------
   (Henry Taub)


/s/ Laurence A. Tisch        Director                      September 18, 1997
-------------------------
(Laurence A. Tisch)


/s/ Josh S. Weston           Director                      September 18, 1997
-------------------------
   (Josh S. Weston)