Form 10-Q
period 1997-09-30
AUTOMATIC DATA PROCESSING INC
filed 1997-11-12
CIK 8670

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997 Commission File Number 1-5397



                            Automatic Data Processing, Inc
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter )


 Delaware                                                     22-1467904
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 994-5000
                                                  -----------------------------


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



As of November 6, 1997 there were 292,492,256 common shares outstanding.

                                                                        Form 10Q


                           Part I. Financial Information

                         STATEMENT OF CONSOLIDATED EARNINGS

                      (In thousands, except per share amounts)

                                                Three Months Ended
                                        -------------------------------
                                         September 30,     September 30,
                                             1997              1996
                                          --------          --------

Revenue                                   $1,038,498        $910,730
                                          ----------        --------

Operating expenses                           443,383         391,520

General, administrative and                  289,446         260,789
  selling expenses

Depreciation and amortization                 57,430          53,068

Systems development and
  programming costs                           87,289          66,063

Interest expense                               7,510           7,190
                                          ----------        --------

                                             885,058         778,630
                                          ----------        --------


EARNINGS BEFORE INCOME TAXES                 153,440         132,100

Provision for income taxes                    48,030          38,820
                                          ----------        --------


NET EARNINGS                              $  105,410        $ 93,280
                                          ==========        ========



EARNINGS PER SHARE                        $      .36        $    .32
                                          ==========        ========


Dividends per share                       $     .115        $    .10
                                          ==========        ========


                        See notes to consolidated statements.

                                                                        Form 10Q


                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                        September 30,      June 30,
                                            1997             1996
                                         ----------       ----------

ASSETS
Cash and cash equivalents                $  664,650       $  590,578
Short-term marketable securities            376,643          434,341
Accounts receivable                         601,413          605,068
Other current assets                        177,830          175,335
                                         ----------       ----------
  Total current assets                    1,820,536        1,805,322
                                         ----------       ----------

Long-term marketable securities             522,889          470,164
                                         ----------       ----------

Long-term receivables                       169,606          176,771
                                         ----------       ----------

Land and buildings                          364,871          361,594
Data processing equipment                   647,776          626,013
Furniture, leaseholds and other             376,324          364,161
                                         ----------       ----------
                                          1,388,971        1,351,768
  Less accumulated depreciation            (863,944)        (832,423)
                                         ----------       ----------
                                            525,027          519,345
                                         ----------       ----------

Other assets                                 92,730           96,383
                                         ----------       ----------
Intangibles                               1,405,298        1,314,787
                                         ----------       ----------

                                         $4,536,086       $4,382,772
                                         ----------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                            $  206,320       $  129,168
Accounts payable                            112,918          110,266
Accrued expenses & other current
  liabilities                               752,709          717,868
Income taxes                                105,258           61,479
Current portion of long-term debt             1,401            1,091
                                         ----------       ----------
  Total current liabilities               1,178,606        1,019,872
                                         ----------       ----------

Long-term debt                              405,517          401,162
                                         ----------       ----------
Other liabilities                            99,480           91,685
                                         ----------       ----------
Deferred income taxes                        54,279          102,751
                                         ----------       ----------
Deferred revenue                             99,665          106,737
                                         ----------       ----------

Shareholders' equity:
  Common stock                               31,429           31,429
  Capital in excess of par value            486,702          480,492
  Retained earnings                       2,994,021        2,922,317
  Treasury stock                           (731,437)        (697,887)
  Translation adjustment                    (82,176)         (75,786)
                                         ----------       ----------
                                          2,698,539        2,660,565
                                         ----------       ----------

                                         $4,536,086       $4,382,772
                                         ----------       ----------

                        See notes to consolidated statements.

                                                                        Form 10Q


                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (IN THOUSANDS)

                                                        Three Months Ended
                                                           September 30,
                                                        1997          1996
                                                       ------        ------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net earnings                                         $105,410      $ 93,280

Expenses not requiring outlay of cash                  75,847        47,399

Changes in operating net assets                        74,391        72,364
                                                    ---------      --------

 Net cash flows from operating activities             255,648       213,043
                                                    ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities                    (126,146)      (92,880)
Proceeds from sale of marketable securities           132,961        71,079
Capital expenditures                                  (40,442)      (38,477)
Other changes to property, plant and equipment          2,874         1,656
Additions to intangibles                              (11,680)       (4,036)
Acquisitions of businesses                           (154,793)      (22,446)
                                                    ---------      --------

 Net cash flows from investing activities            (197,226)      (85,104)
                                                    ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable                             90,088             -
Repayments of long-term debt                           (6,802)       (3,557)
Proceeds from issuance of common stock                  4,386        21,028
Repurchases of common stock                           (38,316)      (28,815)
Dividends paid                                        (33,706)      (29,018)
Other                                                       -           722
                                                    ---------      --------

 Net cash flows from financing activities              15,650       (39,640)
                                                    ---------      --------

Net change in cash and cash equivalents                74,072        88,299

Cash and cash equivalents, at beginning of
period                                                590,578       314,416
                                                    ---------      --------
Cash and cash equivalents, at end of
period                                              $ 664,650      $402,715
                                                    =========      ========

                        See notes to consolidated statements.

                                                                        Form 10Q


                           NOTES TO CONSOLIDATED STATEMENTS


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June 30, 1997.

Note A - The results of operations for the three months ended September 30, 1997 may not be indicative of the results to be expected for the year ending June 30, 1998.

Note B - Earnings per share are based on the weighted average number of shares outstanding, which for the quarters ended September 30, 1997 and 1996 were 292,628,000 and 288,368,000 respectively.

                                                                        Form 10Q



                         MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Revenue and earnings again reached record levels during the quarter ended September 30, 1997.

Revenue and revenue growth by ADP's major service groups are shown below:

                                       Revenue         Revenue Growth
                                  -----------------   -----------------
                                   3 Months Ended      3 Months Ended
                                    September 30,      September 30,
                                  -----------------   -----------------
                                    1997      1996     1997      1996
                                  -------    ------   ------    -------
                                   ($ in millions)

     Employer Services            $  587      $490       20%       23%
     Brokerage Services              223       188       19        12
     Dealer Services                 166       152        9        21
     Other                            62        81      (23)       47
                                  ------      ----      ---        --
                                  $1,038      $911       14%       22%
                                  ======      ====      ===        ==

Consolidated revenue for the quarter of $1,038 million was up 14% from last year. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was strong at 20%, 19%, and 9%, respectively. Each includes some acquisitions.

The primary components of "Other revenue" are claims services, services for wholesalers, interest income, foreign exchange differences, and miscellaneous processing services. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 6.0%.

Pretax earnings for the quarter increased 16% from last year. Consolidated margins increased slightly in the quarter, due primarily to the impact of higher trading volume on the Brokerage Services group. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 13% to $105 million. The effective tax rate was 31.3%,increased from 29.4% in the comparable quarter last year, primarily as a result of the greater weighting of taxable versus non-taxable earnings.

Earnings per share grew 13% to $.36 from $.32 last year.

For the full year, we expect close to 15% growth in revenue and pretax earnings and earnings per share growth of 12 to 14% above 1997's $1.80 per share (which is prior to non-recurring items in 1997).

                                                                        Form 10Q


FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At September 30, 1997, the Company had cash and marketable securities of $1.6 billion. Shareholders' equity was $2.7 billion and the ratio of long-term debt to equity was 15.0%.

Capital expenditures for fiscal 1998 are expected to approximate $225 million, compared to $175 million in fiscal 1997.

During the quarter, ADP purchased about 842,000 shares of common stock for treasury at an average price of about $45. The Company has remaining Board authorization to purchase up to 8.6 million additional shares to fund equity related employee benefit plans.

                   QUANTITIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures.


PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit
    Number             Exhibit
    ------             -------
     27.1       Financial Data Schedule

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



                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                     (Registrant)




Date: November 12, 1997        /s/ Richard J. Haviland
                               ------------------------
                                  Richard J. Haviland



                                Chief Financial Officer
                             (Principal Financial Officer)
                             -----------------------------
                                       (Title)