Form 10-Q
period 1997-12-31
AUTOMATIC DATA PROCESSING INC
filed 1998-02-11
CIK 8670

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  December 31, 1997    Commission File Number 1-5397
                  --------------------                         --------


                           Automatic Data Processing, Inc.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter )



 Delaware                                                 22-1467904
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 994-5000
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


As of January 31, 1998 there were 298,927,832 common shares outstanding.

                                                               Form 10Q


                            Part I. Financial Information

                         STATEMENTS OF CONSOLIDATED EARNINGS
                         -----------------------------------

                       (In thousands, except per share amounts)

                                Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                              ---------------------  ----------------------
                                    1997       1996        1997        1996
                                    ----       ----        ----        ----

Revenue                       $1,148,026   $995,575  $2,186,524  $1,906,305
                              ----------   --------  ----------  ----------

Operating expenses               490,202    418,015     933,585     809,535

General, administrative and      286,427    261,531     575,873     522,320
  selling expenses

Depreciation and amortization     58,193     55,284     115,623     108,353

Systems development and           91,361     73,065     178,650     139,128
  programming costs

Interest expense                   7,303      6,970      14,813      14,159
                              ----------   --------  ----------  ----------

                                 933,486    814,865   1,818,544   1,593,495
                              ----------   --------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     214,540    180,710     367,980     312,810

Provision for income taxes        67,150     53,130     115,180      91,950
                              ----------   --------  ----------  ----------


NET EARNINGS                  $  147,390   $127,580  $  252,800  $  220,860
                              ==========   ========  ==========  ==========


BASIC EARNINGS PER SHARE      $      .50   $    .44  $      .86  $      .76
                              ==========   ========  ==========  ==========

DILUTED EARNINGS PER SHARE    $      .49   $    .43  $      .84  $      .74
                              ==========   ========  ==========  ==========

Dividends per share           $    .1325   $   .115  $    .2475  $     .215
                              ==========   ========  ==========  ==========



                        See notes to consolidated statements.

                                                               Form 10Q


                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                    (IN THOUSANDS)

                                               December 31,      June 30,
ASSETS                                              1997           1997
------                                         -----------     ----------

Cash and cash equivalents                       $  686,049     $  590,578
Short-term marketable securities                   340,215        434,341
Accounts receivable                                670,710        605,068
Other current assets                               204,088        175,335
                                                ----------     ----------
  Total current assets                           1,901,062      1,805,322
                                                ----------     ----------

Long-term marketable securities                    573,338        470,164
                                                ----------     ----------
Long-term receivables                              170,195        176,771
                                                ----------     ----------

Land and buildings                                 367,674        361,594
Data processing equipment                          755,660        626,013
Furniture, leaseholds and other                    288,616        364,161
                                                ----------     ----------
                                                 1,411,950      1,351,768
  Less accumulated depreciation                   (884,807)      (832,423)
                                                ----------     ----------
                                                   527,143        519,345
                                                ----------     ----------

Other assets                                        92,220         96,383
                                                ----------     ----------
Intangibles                                      1,431,042      1,314,787
                                                ----------     ----------

                                                $4,695,000     $4,382,772
                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Notes payable                                   $  183,262     $  129,168
Accounts payable                                   110,532        110,266
Accrued expenses & other current
  liabilities                                      775,284        717,868
Income taxes                                        74,230         61,479
Current portion of long-term debt                    1,395          1,091
                                                ----------     ----------
  Total current liabilities                      1,144,703      1,019,872
                                                ----------     ----------

Long-term debt                                     258,587        401,162
                                                ----------     ----------
Other liabilities                                  110,448         91,685
                                                ----------     ----------
Deferred income taxes                               48,314        102,751
                                                ----------     ----------
Deferred revenue                                    99,728        106,737
                                                ----------     ----------

Shareholders' equity:
  Common stock                                      31,429         31,429
  Capital in excess of par value                   566,727        480,492
  Retained earnings                              3,102,398      2,922,317
  Treasury stock                                  (576,937)      (697,887)
  Translation adjustment                           (90,397)       (75,786)
                                                ----------     ----------
                                                 3,033,220      2,660,565
                                                ----------     ----------
                                                $4,695,000     $4,382,772
                                                ==========     ==========



                        See notes to consolidated statements.

                                                               Form 10Q


                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                   -----------------------------------------------

                                    (IN THOUSANDS)

                                                      Six Months Ended
                                                         December 31,
                                                       1997        1996
                                                   ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net earnings                                       $ 252,800    $ 220,860

Expenses not requiring outlay of cash                133,842      112,720

Changes in operating net assets                       39,657       21,714
                                                   ---------    ---------

 Net cash flows from operating activities            426,299      355,294
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Purchase of marketable securities                   (239,835)    (275,549)
Proceeds from sale of marketable securities          232,612      267,948
Capital expenditures                                 (79,853)     (79,093)
Other changes to property, plant and equipment         4,052         (752)
Additions to intangibles                             (48,676)     (32,711)
Acquisitions of businesses                          (176,606)     (64,494)
                                                   ---------    ---------

 Net cash flows from investing activities           (308,306)    (184,651)
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Proceeds from issuance of notes payable, net          60,863       41,780
Proceeds from issuance of common stock                30,241       39,257
Repurchases of common stock                          (40,907)     (37,358)
Dividends paid                                       (72,719)     (62,447)
Repayments of long-term debt                               -       (3,991)
                                                   ---------    ---------

 Net cash flows from financing activities            (22,522)     (22,759)
                                                   ---------    ---------

Net change in cash and cash equivalents               95,471      147,884

Cash and cash equivalents, at beginning of
period                                               590,578      314,416
                                                   ---------    ---------

Cash and cash equivalents, at end of
period                                             $ 686,049    $ 462,300
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

Note A - The results of operations for the six months ended December 31, 1997 may not be indicative of the results to be expected for the year ending June 30, 1998.

Note B - The Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of December 31, 1997 which required the disclosure of basic and diluted earnings per share. A reconciliation of the income and weighted average shares used in both calculations follows:

(In thousands, except EPS)


                                Periods ended December 31, 1997
                       ----------------------------------------------------
                           Three month period            Six month period
                       --------------------------   -----------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic EPS              $147,390  293,632   $0.50   $252,800  293,128  $0.86

Effect of zero coupon
  subordinated notes      2,464    8,663              5,218    7,140

Effect of stock
  options                     -    6,252                  -    6,001
                       -------------------------   ------------------------

Diluted EPS            $149,854  308,547   $0.49   $258,018  306,269  $0.84
                       =========================   ========================


                                 Periods ended December 31, 1996
                       ----------------------------------------------------
                          Three month period            Six month period
                       --------------------------    ----------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic EPS              $127,580  290,502  $ 0.44   $220,860  289,493 $ 0.76

Effect of zero coupon
  subordinated notes      2,841   10,341              5,444   10,341

Effect of stock
  options                     -    5,823                  -    5,892
                       -------------------------   ------------------------

Diluted EPS            $130,421  306,666  $ 0.43   $226,304  305,726 $ 0.74
                       =========================   ========================


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                         ------------------------------------

OPERATING RESULTS

Revenue and earnings again reached record levels during the quarter ended December 31, 1997.

Revenue and revenue growth by ADP's major business groups are shown below:


                                           Revenue
                              ----------------------------------
                              3 Months Ended      6 Months Ended
                               December 31,        December 31,
                              --------------      -------------
                               1997    1996        1997    1996
                              ------  ------      ------  -----
                                       ($ in millions)

     Employer Services       $  667   $ 551       $1,254 $1,042
     Brokerage Services         232     200          455    388
     Dealer Services            173     162          339    315
     Other                       76      83          139    161
                             ------   -----       ------ ------
                             $1,148   $ 996       $2,187 $1,906
                             ======   =====       ====== ======


                                        Revenue Growth
                              ----------------------------------
                              3 Months Ended      6 Months Ended
                               December 31,        December 31,
                              --------------      -------------
                               1997    1996        1997    1996
                              ------  ------      ------  -----

     Employer Services           21%     24%         20%     24%
     Brokerage Services          16      18          17      15
     Dealer Services              7      23           8      22
     Other                       (8)     12         (14)     26
                              -----   -----       -----   -----
                                 15%     21%         15%     22%
                              =====   =====       =====   =====


Consolidated revenue for the quarter grew 15% from last year to $1,148 million. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was strong at 21%, 16% and 7% respectively. Each includes some acquisitions.

The primary components of "Other revenue" are claims services, services for wholesalers, interest income, foreign exchange differences and miscellaneous processing services. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 6%.

Pretax earnings for the quarter increased 19% from last year. Consolidated pre-tax margins increased slightly in the quarter, due primarily to the impact of higher trading volume in Brokerage Services. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 16% to $147 million. The effective tax rate of 31.3% increased from 29.4% in the comparable quarter last year, primarily as a result of the greater weighting of taxable versus non-taxable earnings.

Basic earnings per share grew 14% to $.50 from $.44 last year, on a greater number of shares outstanding. The Company expects over 15% growth in revenue and pretax earnings for the full year and basic EPS growth in the area of 13-14% above fiscal 1997's $1.80 per share (which is prior to non-recurring items in 1997).

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At December 31, 1997, the Company had cash and marketable securities of $1.6 billion. Shareholders' equity was $3.0 billion and the ratio of long-term debt to equity was 9%.

Capital expenditures for fiscal 1998 are expected to approximate $225 million, compared to $175 million in fiscal 1997.

During the first half of fiscal 1998, ADP purchased 896,000 shares of common stock for treasury at an average price of approximately $46. The Company has remaining Board authorization to purchase up to 8.5 million additional shares to fund equity related employee benefit plans.

During the first half of fiscal 1998, 315,000 of the Company's zero coupon convertible subordinated notes were converted to over 4 million shares of common stock.

The Company's investment portfolio consists primarily of high grade fixed income investments, such as AA or better rated fixed income municipal instruments, maturing in less than 7 years and such portfolio does not subject the Company to material market risk.




PART II.  OTHER INFORMATION


Except as noted below, all other items are inapplicable or would result in negative responses and, therefore, have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of the Stockholders was held on November 11, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.


     Nominee                       In Favor        Withheld
     -------                       --------        --------
     Gary C. Butler                236,374,432     1,434,137
     Joseph A. Califano, Jr.       236,240,611     1,567,958
     Leon G. Cooperman             236,435,603     1,372,966
     George H. Heilmeier           236,409,109     1,399,460
     Ann Dibble Jordan             236,371,779     1,436,790
     Harvey M. Krueger             236,364,178     1,444,391
     Frederic V. Malek             236,342,309     1,466,260
     Henry Taub                    236,301,977     1,506,592
     Laurence A. Tisch             236,016,506     1,792,063
     Arthur F. Weinbach            236,439,455     1,369,114
     Josh S. Weston                236,379,233     1,429,336


The result of the voting on the following additional item was as follows:

(a) Ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the fiscal year which began on July 1, 1997.

The votes of the stockholders on this ratification were as follows:


                              In Favor         Opposed     Abstained
                              --------         -------     ---------
                              236,442,654      318,300     1,047,615


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit
    Number           Exhibit
    ------           -------
     27.1      Financial Data Schedule

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



                          AUTOMATIC DATA PROCESSING, INC.
                          -------------------------------
                                   (Registrant)




Date: February 11, 1998     /s/ Richard J. Haviland
                           ----------------------------
                                Richard J.  Haviland



                              Chief Financial Officer
                           (Principal Financial Officer)
                           ----------------------------
                                     (Title)