Form 10-Q
period 1998-03-31
AUTOMATIC DATA PROCESSING INC
filed 1998-05-13
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1998    Commission File Number  1-5397
                   --------------                            ------

                         Automatic Data Processing, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                               22-1467904
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

 One ADP Boulevard, Roseland, New Jersey                       07068
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code (973) 994-5000
                                                   --------------

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

                               |X| Yes   |_| No

As of April 30, 1998, there were 301,025,427 shares outstanding.

                                                                        Form 10Q

                          Part I. Financial Information

                       Statements of Consolidated Earnings

                    (In thousands, except per share amounts)

                                Three Months Ended      Nine Months Ended
                                     March 31,              March 31,
                              ----------------------  ----------------------
                                 1998        1997        1998        1997
                                 ----        ----        ----        ----
Revenue                       $1,309,329  $1,126,284  $3,495,853  $3,032,589
                              ----------  ----------  ----------  ----------

Operating expenses               535,975     440,329   1,469,560   1,249,864

General, administrative and
  selling expenses               334,506     308,063     910,379     830,383

Depreciation and amortization     61,512      59,163     177,135     167,515

Systems development and           93,626      74,849     272,276     213,977
  programming costs

Interest expense                   4,650       7,250      19,463      21,410
                              ----------  ----------  ----------  ----------

                               1,030,269     889,654   2,848,813   2,483,149
                              ----------  ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     279,060     236,630     647,040     549,440

Provision for income taxes        88,460      71,700     203,640     163,650
                              ----------  ----------  ----------  ----------

NET EARNINGS                  $  190,600  $  164,930  $  443,400  $  385,790
                              ==========  ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $      .64  $      .56  $     1.50  $     1.33
                              ==========  ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $      .62  $      .55  $     1.46  $     1.29
                              ==========  ==========  ==========  ==========

Dividends per share           $    .1325  $     .115  $      .38  $      .33
                              ==========  ==========  ==========  ==========

                      See notes to consolidated statements.

                                                                        Form 10Q

                           Consolidated Balance Sheets
                                 (In thousands)

                                                  March 31,      June 30,
Assets                                              1998           1997
                                                 ----------     ----------

Cash and cash equivalents                        $  871,040     $  590,578
Short-term marketable securities                    233,651        434,341
Accounts receivable                                 738,583        605,068
Other current assets                                203,000        175,335
                                                 ----------     ----------
  Total current assets                            2,046,274      1,805,322
                                                 ----------     ----------

Long-term marketable securities                     600,188        470,164
                                                 ----------     ----------

Long-term receivables                               173,935        176,771
                                                 ----------     ----------

Land and buildings                                  369,659        361,594
Data processing equipment                           679,723        626,013
Furniture, leaseholds and other                     406,727        364,161
                                                 ----------     ----------
                                                  1,456,109      1,351,768
  Less accumulated depreciation                    (916,997)      (832,423)
                                                 ----------     ----------
                                                    539,112        519,345
                                                 ----------     ----------

Other assets                                        150,857         96,383
                                                 ----------     ----------
Intangibles                                       1,438,204      1,314,787
                                                 ----------     ----------
                                                 $4,948,570     $4,382,772
                                                 ==========     ==========

Liabilities and Shareholders' Equity
Notes payable                                    $  183,831     $ 129,168
Accounts payable                                    110,127       110,266
Accrued expenses & other current
  liabilities                                       847,558       717,868
Income taxes                                         84,874        61,479
Current portion of long-term debt                     1,404         1,091
                                                 ----------     ---------
  Total current liabilities                       1,227,794     1,019,872
                                                 ----------     ---------

Long-term debt                                      223,596       401,162
                                                 ----------     ---------
Other liabilities                                    92,120        91,685
                                                 ----------     ---------
Deferred income taxes                                57,196       102,751
                                                 ----------     ---------
Deferred revenue                                    105,646       106,737
                                                 ----------     ---------

Shareholders' equity:
  Common stock                                       31,429        31,429
  Capital in excess of par value                    603,759       480,492
  Retained earnings                               3,253,465     2,922,317
  Treasury stock                                   (546,562)     (697,887)
  Translation adjustment                            (99,873)      (75,786)
                                                 ----------     ---------
                                                  3,242,218     2,660,565
                                                 ----------     ----------

                                                 $4,948,570    $4,382,772
                                                 ==========    ==========

                      See notes to consolidated statements.

                                                                        Form 10Q

                 Condensed Statements of Consolidated Cash Flows

                                 (In thousands)

                                                      Nine Months Ended
                                                          March 31,
                                                      1998         1997
                                                      ----         ----
Cash Flows From Operating Activities:

Net earnings                                       $ 443,400    $ 385,790

Expenses not requiring outlay of cash                191,012      203,638

Changes in operating net assets                       73,798       31,903
                                                   ---------    ---------

 Net cash flows from operating activities            708,210      621,331
                                                   ---------    ---------

Cash Flows From Investing Activities:

Purchase of marketable securities                   (346,447)    (537,091)
Proceeds from sale of marketable securities          394,930      477,905
Capital expenditures                                (129,317)    (111,799)
Other changes to property, plant and equipment         9,768        6,076
Additions to intangibles                             (81,868)     (40,961)
Acquisitions of businesses                          (206,186)     (92,238)
                                                   ---------    ---------

 Net cash flows from investing activities           (359,120)    (298,108)
                                                   ---------    ---------

Cash Flows From Financing Activities:

Proceeds from issuance of notes                       59,810       87,582
Repayments of long-term debt                               -      (52,426)
Proceeds from issuance of common stock                24,721       69,323
Repurchases of common stock                          (40,907)    (107,990)
Dividends paid                                      (112,252)     (96,311)
                                                   ---------    ---------

 Net cash flows from financing activities            (68,628)     (99,822)
                                                   ---------    ---------

Net change in cash and cash equivalents              280,462      223,401

Cash and cash equivalents, at beginning of           590,578      314,416
period                                             ---------    ---------

Cash and cash equivalents, at end of               $ 871,040    $ 537,817
period                                             =========    =========

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

Note A - The results of operations for the nine months ended March 31, 1998 may not be indicative of the results to be expected for the year ending June 30, 1998.

Note B -    The Company implemented Statement of Financial Accounting
            Standards No. 128, "Earnings Per Share" as of December 31,
            1997 which required the disclosure of basic and diluted earnings per share. A reconciliation of the income and weighted average shares used in both calculations follows:

(In thousands, except EPS)

                                  Periods ended March 31, 1998
                       ----------------------------------------------------
                           Three month period          Nine month period
                       -------------------------   ------------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic                  $190,600  299,847   $0.64   $443,400  295,370  $1.50

Effect of zero coupon
  subordinated notes      1,433    5,347              6,651    7,909

Effect of stock
  options                     -    7,030                  -    6,014
                       -----------------           -----------------
Diluted                $192,033  312,224   $0.62   $450,051  309,293  $1.46
                       =========================   ========================

                                  Periods ended March 31, 1997
                       ----------------------------------------------------
                           Three month period          Nine month period
                       -------------------------   ------------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic                  $164,930  292,624  $ 0.56   $385,790  290,504 $ 1.33

Effect of zero coupon
  subordinated notes      2,844    9,707              8,473    9,707

Effect of stock
  options                     -    5,442                  -    6,038
                       -----------------           -----------------

Diluted                $167,774  307,773  $ 0.55   $394,263  306,249 $ 1.29
                       =========================   ========================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Revenue and earnings again reached record levels during the quarter ended March 31, 1998.

Revenue and revenue growth by ADP's major business units are shown below:

                                      Revenue
                        -----------------------------------
                         3 Months Ended     9 Months Ended
                            March 31,          March 31,
                         1998     1997       1998    1997
                        ------   ------     ------  ------
                                  ($ in millions)

   Employer Services    $  791    $ 667     $2,045  $1,708
   Brokerage Services      281      226        736     614
   Dealer Services         180      164        519     479
   Other                    57       69        196     232
                        ------   ------     ------  ------
                        $1,309   $1,126     $3,496  $3,033
                        ======   ======     ======  ======

                                   Revenue  Growth
                        -----------------------------------
                         3 Months Ended      9 Months Ended
                            March 31,           March 31,
                          1998     1997       1998     1997
                         ------   ------     ------  ------

   Employer Services        19%      16%        20%     20%
   Brokerage Services       24       12         20      14
   Dealer Services          10       13          8      19
   Other                   (17)     (37)       (16)     (3)
                         -----    -----      -----   -----
                            16%       9%        15%     17%
                         =====    =====      =====   =====

Consolidated revenue for the quarter grew 16% from last year to $1,309 million. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was strong at 19%, 24%, and 10%, respectively.

The primary components of "Other revenue" are claims services, services for wholesalers, interest income, foreign exchange differences and miscellaneous processing services. In addition, "Other revenue" has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 6%.

Pretax earnings for the quarter increased 18% to $279 million. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 16% to $191 million. The effective tax rate of 31.7% increased from 30.3% in the comparable quarter last year, primarily as a result of the greater proportion of taxable earnings versus non-taxable interest earnings.

Basic earnings per share grew 14% to $.64 from $.56 last year.

For the full year, the Company expects over 15% growth in revenue and pretax earnings and basic earnings per share growth in the area of 13-14% above 1997's $1.80 per share (which is prior to non-recurring items).

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 1998, the Company had cash and marketable securities of approximately $1.7 billion. Shareholders' equity was approximately $3.2 billion and the ratio of long-term debt to equity was 7%.

Capital expenditures for fiscal 1998 are expected to be approximately $200 to $225 million depending on the completion of certain projects, compared to $175 million in fiscal 1997.

During the first nine months of fiscal 1998, ADP purchased 896,000 shares of common stock for treasury at an average price of approximately $46. The Company has remaining Board authorization to purchase up to 8.5 million additional shares to fund equity related employee benefit plans.

During the first nine months of fiscal 1998, 392,000 of the Company's zero coupon convertible subordinate notes were converted to over 5 million shares of common stock.

The Company's investment portfolio consists primarily of high grade fixed income investments, such as AA or better rated fixed income municipal instruments, maturing in less than 7 years, and such portfolio does not subject the Company to material market risk exposures.

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


                           AUTOMATIC DATA PROCESSING, INC.
                           -------------------------------
                                   (Registrant)


Date: May 13, 1998            /s/ Richard J. Haviland
                             --------------------------
                                 Richard J. Haviland


                              Chief Financial Officer
                            (Principal Financial Officer)
                            -----------------------------
                                      (Title)