Form 10-K
period 1998-06-30
AUTOMATIC DATA PROCESSING INC
filed 1998-09-23
CIK 8670

--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           Commission file number 1-5397

                         AUTOMATIC DATA PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  22-1467904
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

   One ADP Boulevard, Roseland, New Jersey                     07068
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   973-994-5000

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

      Liquid Yield Option Notes due 2012               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 11, 1998 was approximately $21,830,440,000. On September 11, 1998, there were 303,200,554 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1998 Annual Report to Shareholders
Parts I, II & IV

Portions of the Registrant's Proxy Statement for Annual Meeting of Stockholders to be held on November 10, 1998.
Part III

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

Employer Services

         ADP Employer Services offers a comprehensive range of payroll, human resources, benefits administration, time and attendance and tax filing and reporting services to more than 400,000 employers in the United States, Canada, Europe and South America. In addition to its direct marketing, Employer Services has marketing relationships with many banks and accountants whereby ADP offers its services to their business clients.

         Payroll and tax filing and reporting services comprise over 80% of Employer Services' revenue. Payroll services include the preparation of pay checks and direct deposits (with major bank partners), along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. ADP's tax filing services process federal, state and local payroll taxes on behalf of ADP clients and remit such taxes to the appropriate taxing authorities when due. As new products evolve (such as new hire reporting, ADP check/full service direct deposit and wage garnishment payment), the ADP Tax Filing Center is also responsible for the efficient movement of funds and information to third parties.

         ADP's "Payroll AnyWay" strategy presents to businesses of virtually every size and type an extensive menu of outsourced and on-site payroll solutions, from simple software packages to turnkey payroll services. ADP's Employer Services approach to the market is to match a client's needs with the product that will best meet expectations. Approximately 29% of Employer Services' payroll and payroll tax filing services revenue during the past fiscal year was attributable to Emerging Business Services (companies with less than 100 employees); approximately 31% of such revenue was attributable to Major Accounts (companies with between 100 and 999 employees) and approximately 26% of such revenue was attributable to National Accounts (companies with 1,000 or more employees).

         ADP's Human Resources (HR) services, operating in conjunction with a client's payroll database, provide comprehensive recordkeeping HR services, including benefits administration and outsourcing, applicant tracking, employee history and position control. The various HR systems run on standalone PC's, local or wide area networks or client/server systems.

         Emerging Business Services processes payroll for approximately 325,000 clients. Major

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

         The ADP Tax Filing Center supports all three market segments. It provides an electronic interface between approximately 315,000 ADP clients in the United States and Canada and over 2,000 tax agencies, from the Internal Revenue Service to town governments.

         ADP complements its payroll and HR services with additional employer services that include products ranging from time and attendance tracking to 401(k) recordkeeping. ADP's unemployment compensation services aid clients in managing and reducing unemployment insurance costs. Peachtree and One Write software business applications are sold to small clients through retail channels. ADP enhanced its position as a leading benefits administration provider with the acquisition of the benefits administration business of William
M. Mercer, Incorporated ("Mercer"), and the formation with Mercer of the Administrative Solutions Group, an alliance providing benefits administration and consulting services.

         TotalSource-SM-, ADP's professional employer organization, supports 26,000 work-site employees in Florida, Georgia and Illinois and is positioned to substantially increase its presence in the fast-expanding employee leasing industry.

         The continued increase in multinational companies makes payroll and human resource management services a global opportunity. Employer Services already has 23,000 payroll and HR clients in Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland, the United Kingdom and Brazil. In late 1997, ADP acquired the payroll services business of Royal Bank of Canada. The addition of Royal Bank's payroll clients makes ADP the largest payroll outsourcer in Canada. ADP's acquisition of a Brazilian computing services company permits it to offer employer services solutions to many businesses in Brazil, the world's ninth-largest economy.

Brokerage Services

         ADP's Brokerage Services provides securities processing, desktop productivity applications, and investor communications services to the financial services industry. ADP is the largest provider of securities processing services in North America. In fiscal 1998, ADP processed more than 15% of the retail equity transactions in the United States and Canada, handling an average of over 620,000 trades per day, and on October 28, 1997, ADP's systems handled more than one million trades.

         In September 1998, ADP signed an agreement with Bridge Information Systems, Inc., a global market information and news company, to create a long-term, strategic alliance to provide market data, desktop applications and transaction processing services to the financial services industry. As part of this alliance, Bridge will purchase the market data assets and products of ADP, which generated approximately $190 million of revenue in fiscal 1998. ADP will acquire a minority interest in Bridge.

         In addition, ADP signed an agreement with Comprehensive Software Systems (CSS) to exclusively market their BrokerView(TM) desktop product, a browser-based support tool for retail, discount, or independent brokers and trading desk personnel. ADP acquired a minority interest in CSS.

         ADP Investor Communications Services (ICS), the largest processor and provider of shareholder communications services, handles shareholder mailings and proxy processing for shareholders whose securities are left in "street name" in the custody of ADP's "nominee" clients (principally brokerage firms and banks). In fiscal 1998, ADP processed over 360 million shareholder mailings for over 12,000 publicly-traded companies on behalf of more than 800 brokerage firms and banks and 450 mutual fund families. Shareholder ballots representing approximately 250 billion shares were processed.

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

Dealer Services

         ADP's Dealer Services provides computing, data and professional services to automobile and truck dealerships, as well as manufacturers, world-wide. Over 18,000 dealers use ADP's on-site systems and communications networks to manage every area of sales and operations in the U.S., Canada, Europe, Latin America and Taiwan. ADP addresses critical dealership areas and offers software and professional services to improve consumer loyalty, asset management, innovative technology, employee productivity training, manufacturer relations, business improvements and real-time information access.

         ADP offers clients a service solution that includes computer hardware, licensed software, software support, network consulting, design and hardware maintenance services. Clients use ADP's systems to manage business activities such as accounting, inventory, factory communications, scheduling, finance, insurance, sales and service. ADP designs, establishes and maintains communications networks for its clients that allow interactive communications among multiple site locations for larger dealers as well as links between franchise dealers and their respective manufacturers. These networks are used for new vehicle ordering, status inquiry and warranty submission and validation, parts and vehicle locating, credit application submissions, vehicle repair estimates, vehicle registration and lienholder information.

         ADP continues to automate the business processes for its clients through value-added products such as electronic parts catalogues, repair shop pricing and scheduling, laser printing, data archiving and document storage, and lease fleet management.

         Changes in customers' expectations and manufacturers' requirements are modifying how the traditional dealership conducts business. In response to these changes, ADP is providing consulting services to its dealer clients to help them reengineer their management processes. ADP also offers solutions to help employee productivity and training, and provides the tools and services necessary to improve dealership productivity and profitability.

Claims Services

         ADP Claims Services offers a broad line of information products to property and casualty insurance companies, claims adjusters, repair shops and auto parts recycling facilities. These products help insurers to accurately estimate auto damage, bodily injury and property claims and help repairshops and recyclers locate parts and manage their operations.

         Claims Services offers a broad range of cost containment products and services to the automobile physical damage and property claims markets in North America and Europe. These products and services are designed to assist clients in determining settlement amounts, to improve work flow efficiency, and to locate and utilize cost effective parts options. The products and services include automated collision damage repair estimating products for cars and trucks, integrated electronic digital imaging and communications services, vehicle valuation services for total losses, collision repair management systems products, aftermarket and recycled parts locating and pricing services and related management information products.

         In 1998, ADP acquired Audatex Holding A.G., the leading provider of automobile insurance claims estimating services outside of North America. With Audatex, Claims Services is able to support clients on a worldwide basis.

         ADP Hollander provides inventory management and communications products and services to the automotive recycling industry. The products are designed to assist clients in creating and capturing operational efficiencies and expanding their market and sales through electronic parts locating with other auto recyclers and their business partners. In connection with a settlement reached with the Federal Trade Commission, in fiscal 1998 ADP completed the divestiture of certain assets used to facilitate electronic commerce among automotive parts recyclers. The remaining business, formerly called the Parts Services unit, was renamed ADP Hollander.

         Integrated Medical Solutions provides services designed to assist clients in containing medical expenses and personal injury settlements arising from auto liability and workers compensation claims. ADP delivers integrated proprietary and state legislated fee schedules and treatment protocols, personal injury algorithms, access to preferred provider networks, and medical and bill review outsourcing services. These products and services are designed to assist clients in identifying and paying for only medically appropriate treatments.


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

Markets and Marketing Methods

         ADP's services are sold broadly across the United States and Canada. Most ADP services are offered in Western Europe and some employer services are now offered in Brazil. Services offered outside the United States amounted to approximately 16% of fiscal 1998 revenue. All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

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

Competition

         The computing services industry is highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest independent computing services companies in the world.

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

Clients and Client Contracts

         ADP provides computing services to over 425,000 clients. Annual revenues attributable to large client accounts range from $1 million to approximately $45 million per client, while thousands of small client accounts produce annual revenues of less than $1,000 each. ADP's largest single client accounts for approximately 1% of its annual revenue.

         ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and because no sale is considered firm until it is installed and begins producing revenue.

         ADP's average client retention is eight years in Employer Services and is ten or more years in Brokerage, Dealer and Claims Services, and does not vary significantly from period to period.

         Discounts, rebates and promotions offered by ADP to clients are not material.

         ADP's services are provided under written Price Quotations or Services Agreements having varying terms and conditions. No one Price Quotation or Service Agreement is material to ADP.

Systems Development and Programming

         During the fiscal years ended June 30, 1998, 1997 and 1996, ADP spent $375,214,000, $296,544,000, and $249,635,000, respectively, on systems development and programming activities for the development of new, and the improvement and maintenance of existing, computing services.

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

Number of Employees

         ADP employed approximately 34,000 persons as of June 30, 1998.

Executive Officers of the Registrant

         See Item 10 in Part III hereof.

Item 2.  Properties

         ADP leases space for more than 55 of its processing centers. In addition, ADP leases numerous small processing centers and sales offices. All of these leases, which aggregate approximately 5,900,000 square feet in the United States, Canada, Europe, South America, Asia, Australia and South Africa, expire at various times up to the year 2016. ADP owns 25 of its processing facilities and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 2,750,000 square feet.

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

         See "Market Price, Dividend Data and Other" on page 18 of the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference. As of June 30, 1998, the Registrant had approximately 30,000 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

         On February 20, 1998, the Registrant issued an aggregate amount of 158,595 shares of its Common Stock to the two shareholders (one such shareholder being a limited liability company) of a company acquired by the Registrant in exchange for all of the issued and outstanding shares of capital stock of such company pursuant to the terms of a stock purchase agreement. On April 28, 1998, the Registrant issued an aggregate amount of 45,978 shares of its Common Stock to six shareholders of another company acquired by the Registrant in exchange for all of the issued and outstanding shares of capital stock of such other company pursuant to the terms of a stock purchase agreement. No underwriters were involved in the foregoing sales of securities. The Company issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in
Section 4(2) of such Act, relating to sales by an issuer not involving a public offering.

Item 6.  Selected Financial Data

         See "Selected Financial Data" on page 16 of the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See "Management's Discussion and Analysis" on pages 17-18 of the Registrant's 1998 Annual Report to Shareholders, the Letters to Shareholders on pages 2-4 of such report and the business descriptions on pages 5-15 of such report, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Registrant's investment portfolio consists primarily of high grade fixed income investments, such as AA or better rated fixed income municipal instruments, maturing in less than 7 years, and such portfolio does not subject the Registrant to material market risk exposures.

Item 8.  Financial Statements and Supplementary Data

         The financial statements described in Item 14(a) hereof are incorporated herein.

The following supplementary data is incorporated herein by reference:

                                                    Page in 1998 Annual
                                                    Report to Shareholders
                                                    ----------------------


         Quarterly Financial Results (unaudited) for
                  the three years ended June 30, 1998                    27

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

         None


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

         The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:


                                                                                                        Employed by
        Name                           Age                         Position                             ADP Since
        ----                           ---                         --------                             -----------
James B. Benson                        53                    Vice President, General                       1977
                                                             Counsel and Secretary

Richard C. Berke                       53                    Vice President, Human                         1989
                                                             Resources

Gary C. Butler                         51                    President and Chief                           1975
                                                             Operating Officer

Richard J. Daly                        45                    Group President,                              1989
                                                             Brokerage Services

G. Harry Durity                        51                    Vice President,                               1994
                                                             Worldwide Business
                                                             Development

Russell P. Fradin                      43                    Group President,                              1996
                                                             Employer Services

Eugene A Hall                          42                    Senior Vice President                         1998

Richard J. Haviland                    52                    Vice President, Chief                         1982
                                                             Financial Officer

John Hogan                             50                    Group President,                              1993
                                                             Brokerage Services

S. Michael Martone                     50                    Group President, Dealer                       1987
                                                             Services

Arthur F. Weinbach                     55                    Chairman and                                  1980
                                                             Chief Executive Officer

         Messrs. Benson, Berke, Butler, Daly, Haviland, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

         G. Harry Durity joined ADP in August 1994 as Vice President, Worldwide Business Development. Prior to joining ADP he was Senior Vice President--Corporate Development of Revlon Consumer Products Company. Between 1990 and February 1993 when he joined Revlon, he was President of The Highlands Group, Inc.

         Russell P. Fradin joined ADP in 1996. Prior to his promotion to Group President, Employer Services, he served as Senior Vice President. Prior to joining ADP, he was a senior partner of McKinsey & Company and had been associated with that firm for 18 years.

         Eugene A. Hall joined ADP in 1998 as Senior Vice President. Prior to joining ADP, he was a senior partner of McKinsey & Company and had been associated with that firm for 16 years.

         John Hogan joined ADP in 1993. Prior to his promotion to Group President of the Brokerage Services Group in July 1997, he held various senior Brokerage Services' positions. Prior to joining ADP in July 1993, he had been Senior Vice President, Processing Division for Fidelity Investments/National Financial Services, Inc. for three years.

         Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors of the Registrant

         See "ELECTION OF DIRECTORS" in the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(B) Beneficial Ownership Reporting Compliance

      See "SECTION 16(B) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         See "COMPENSATION OF EXECUTIVE OFFICERS" in the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         See "ELECTION OF DIRECTORS--Security Ownership of Certain Beneficial Owners and Managers" in the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         See "COMPENSATION OF EXECUTIVE OFFICERS--Certain Transactions" in the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)1.    Financial Statements

         The following consolidated financial statements of Automatic Data Processing, Inc. and its subsidiaries are included in Part II, Item 8:

                                                                                   Page in 1998 Annual
                                                                                        Report to Shareholders
                                                                                   ----------------------------

         Independent Auditors' Report                                                             28

         Consolidated Balance Sheets - June 30, 1998 and 1997                                     20

         Statements of Consolidated Earnings - years
                      ended June 30, 1998, 1997 and 1996                                          19

         Statements of Consolidated Shareholders' Equity - years
                      ended June 30, 1998, 1997 and 1996                                          21

         Statements of Consolidated Cash Flows - years
                      ended June 30, 1998, 1997 and 1996                                          22

         Notes to Consolidated Statements                                                       23 - 27

         Financial information of the Registrant is omitted because the Registrant is primarily an operating company. The Registrant's subsidiaries which are listed on Exhibit 21 attached hereto are wholly-owned.

         2.       Financial Statement Schedules

                                                                                    Page in Form 10-K
                                                                                    -----------------
           Independent Auditors' Report on Schedule                                              18

           Schedule II - Valuation and Qualifying Accounts                                       19

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


         3.2             -          By-Laws as currently in effect - incorporated by reference to Exhibit (3)-#2 to
                                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997

         4               -          Indenture dated as of February 20, 1992 between Automatic Data Processing, Inc.
                                    and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit (4)-#1 to
                                    Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

         10.1            -          Letter Agreement dated as of August 1, 1996 between Automatic Data Processing,
                                    Inc. and Arthur F. Weinbach - incorporated by reference to Exhibit 10.2 to
                                    Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996
                                    (Management Contract)

         10.2            -          Letter Agreement, dated September 14, 1998 between Automatic Data Processing,
                                    Inc. and Gary C. Butler (Management Contract)

         10.3            -          1981 Key Employees' Stock Option Plan - incorporated by reference to
                                    Registrant's Registration Statement No. 2-75287 on Form S-8 (Management
                                    Compensatory Plan)

         10.3(a)         -          Amendment to 1981 Key Employees' Stock Option Plan - incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                                    1989 (Management Compensatory Plan)

         10.4            -          Key Employees' Restricted Stock Plan - incorporated by reference to Registrant's
                                    Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

         10.5            -          Supplemental Officers' Retirement Plan, as amended and restated - incorporated by reference to Exhibit 10(iii)(A)-#5 to Registrant's Annual Report on Form 10-K
                                    for the fiscal year ended June 30, 1993 (Management Compensatory Plan)

         10.5(a)         -          Amendment to Supplemental Officers' Retirement Plan (Management Compensatory
                                    Plan) - incorporated by reference to Exhibit 10(iii)(A)-#5 to Registrant's
                                    Annual Report on Form 10-K for the fiscal year ended June 30, 1997

         10.6            -          1989 Non-Employee Director Stock Option Plan - incorporated by reference to
                                    Exhibit 10(iii)(A)-#7 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

         10.6(a)         -          Amendment to 1989 Non-Employee Director Stock Option Plan [ - incorporated by reference to Exhibit 10(6)(a) to Registrant's Annual Report on Form 10-K for the
                                    fiscal year ended June 30, 1997 (Management Compensatory Plan)


         10.7            -          1990 Key Employees' Stock Option Plan - incorporated by reference to Exhibit
                                    10(iii)(A)-#8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

         10.7(a)         -          Amendment to 1990 Key Employees' Stock Option Plan (Management Compensatory
                                    Plan) - incorporated by reference to Exhibit 10(7)(a) to Registrant's Annual
                                    Report on Form 10-K for the fiscal year ended June 30, 1997

         10.8            -          1994 Directors' Pension Arrangement - incorporated by reference to Exhibit
                                    10(iii)(A)-#10 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

         10.9            -          1994 Executive Compensation Plan - incorporated by reference to Exhibit A to
                                    Registrant's Proxy Statement for its Annual Meeting of Stockholders held
                                    November 15, 1994 (Management Compensatory Plan)

         11              -          Schedule of Calculation of Earnings Per Share

         13              -          Pages 2-28 of the 1998 Annual Report to Shareholders (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

         21              -          Subsidiaries of the Registrant

         23              -          Independent Auditors' Consent

         27              -          Financial Data Schedule

         (b)          None.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
 and Shareholders of
Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 13, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Automatic Data Processing, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
New York, New York
August 13, 1998

                         AUTOMATIC DATA PROCESSING, INC.

                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


Column A                               Column B                         Column C                        Column D           Column E
--------                               --------                         --------                        --------          ---------


                                                                          Additions
                                                              -------------------------------
                                                                 (1)                   (2)
                                                                                     Charged
                                       Balance at             Charged to             to other                             Balance at
                                       beginning              costs and              accounts-          Deductions -      end of
                                       of period              expenses               describe           describe          period
                                       ----------             ----------             ---------          ------------      ----------
Year ended June 30, 1998:
Allowance for doubtful accounts:
  Current                                $39,542                $15,402               $  907(B)         $(13,292)(A)       $42,559

  Long-term                              $20,370                $ 1,345               $   --            $ (7,284)(A)       $14,431

Year ended June 30, 1997:
Allowance for doubtful accounts:
  Current                                $34,627                $13,230               $4,067(B)         $ 12,382 (A)       $39,542

  Long-term                              $25,727                $ 1,817               $   --            $  7,174 (A)       $20,370

Year ended June 30, 1996:
Allowance for doubtful accounts:
 Current                                 $23,035                $ 9,115               $4,835(B)         $  2,358 (A)       $34,627

 Long-term                               $26,166                $ 2,986               $   --            $  3,425 (A)       $25,727



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

                                               AUTOMATIC DATA PROCESSING, INC.
                                                         (Registrant)

September 22, 1998                             By:  /s/ Arthur F. Weinbach
                                                    ----------------------
                                                    Arthur F. Weinbach
                                                    Chairman and Chief Executive
                                                    Officer


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

    Signature                                                  Title                                          Date
    ---------                                                  -----                                          ----

    /s/ Arthur F. Weinbach                                 Chairman, Chief Executive             September 22, 1998
    --------------------------------                       Officer and Director
       (Arthur F. Weinbach)                                (Principal Executive Officer)



    /s/ Richard J. Haviland                                Chief Financial Officer                        September 22, 1998
    ---------------------------------                      (Principal Financial Officer)
       (Richard J. Haviland)


    /s/ Gary C. Butler                                     Director                                       September 22, 1998
    ----------------------------------
       (Gary C. Butler)


    /S/ Joseph A. Califano, Jr.                            Director                                       September 22, 1998
    ---------------------------------
    (Joseph A. Califano, Jr.)


    /s/ Leon G. Cooperman                                  Director                                       September 22, 1998
    -------------------------------
       (Leon G. Cooperman)


    /s/ George H. Heilmeier                                Director                                       September 22, 1998
    ---------------------------------
    (George H. Heilmeier)


    /s/ Ann Dibble Jordan                                  Director                                       September 22, 1998
    ----------------------------------
       (Ann Dibble Jordan)



                                                           Director                                       September 22, 1998
    ----------------------------------
       (Harvey M. Krueger)



    /s/ Fred V. Malek                                      Director                                       September 22, 1998
    ----------------------------------
    (Frederic V. Malek)


                                                           Director                                       September 22, 1998
    ----------------------------------
       (Henry Taub)


    /s/ Laurence A. Tisch                                  Director                                       September 22, 1998
    -----------------------------------
    (Laurence A. Tisch)


    /s/ Josh S. Weston                                     Director                                       September 22, 1998
    ----------------------------------
       (Josh S. Weston)

                                    APPENDIX

             (As required pursuant to Rule 304(a) of Regulation S-T)

         The following is a narrative description of the graphic or image material that appears in Exhibit 13 to the registrant's Annual Report of Form 10-K (the Form "10-K"). Exhibit 13 contains particular pages from the Registrant's 1998 Annual Report to Shareholders (the "1998 Annual Report") that are incorporated by reference into the Form 10-K.


Page in 1998
Annual Report                                        Description
-------------                                        -----------
       2                       The photograph on page 2 of the 1998 Annual
                               Report is of Arthur F. Weinbach, Chairman and
                               Chief Executive Officer.

       4                       The photograph on page 4 of the 1998 Annual
                               Report is of Josh S. Weston, Honorary Chairman.

       5                       The photograph on page 5 of the 1998 Annual
                               Report is described in the following caption on page 5: "Softchoice Corporation of Norwalk, CT.
                               is one of more than 400,000 companies in the U.S.
                               that uses the payroll services of ADP. Kelly
                               Mcilwaine (left) is the human resources
                               supervisor at Softchoice. Melanie Testa (right) is the ADP account executive who set up the Softchoice payroll earlier this year on the ADP system."

       6                       The photograph to the left on page 6 of the 1998
                               Annual Report is described in the following caption on page 6: "When First Security
                               Corporation of Salt Lake City, UT, a regional bank holding company with 9,500 employees and nearly 1,500 retirees in 28 states, decided to outsource their payroll, human resource and benefits administration functions, ADP's
                               Administrative Solutions Group (ASG) was its vendor of choice. ASG has a unique pool of talent and resources to help a company realize such a far-reaching goal. Trudy Hoffman (left), ASG's
                               Program Manager, and Althea DeBrule (right),
                               Executive Vice President and Director of Human
                               Resources at First Security, are leading the effort to implement First Security's outsourcing plan. The photograph to the right on page 6 of the 1998 Annual Report is described by the following caption on page 6: "An increasing number of ADP payroll service clients are using our processing system to handle the administrative details of their 401(k) retirement and savings plans. ADP senior 401(k) implementation specialist, Jolene White (left), is working with Tara S. Moroney (right),
                               Accounting Manager of Sudbury Systems, Inc.,
                               Sudbury, MA, to ensure that the proper forms and agenda for the client's upcoming 401(k) enrollment meeting are ready."


       7                       The photograph on page 7 of the 1998 Annual
                               Report is described by the following caption on page 7: "Denton Hall is a large, London-based legal firm with corporate, commercial and international clients. This year, Denton Hall began processing its payroll with ADP. It selected ADP over four other competitors, primarily because of the superior functionality of our product and the responsiveness of the ADP staff. Several of the people who helped create this new client relationship are (left to right):
                               David G. Gilbert, Payroll Manager, Denton Hall;
                               John C. Green, District Manager, National
                               Accounts, ADP; Steven D. Rowan, Financial
                               Controller, Denton Hall; and Mark Jones, Area
                               Sales Manager-London, ADP."

       8 The photograph appearing fully on page 8 of the 1998 Annual Report is described by the following caption on page 8: "Earlier this year, Alex, Brown & Sons, Inc. and Bankers Trust merged to create BT Alex, Brown, Inc. ADP helped them convert their books and records to a new consolidated operating system. (Left to right )
                               BT Alex, Brown Inc. Principal, John K. Forrester;
                               ADP Account Manager/Director, Susan S. Kauffman;
                               and BT Alex, Brown Inc. Managing Director, Mario
                               P. Deangelo, share some ideas about future processing needs."

      8-9 The photograph appearing on page 8 and 9 of the 1998 Annual Report is described by the following caption on page 9: "Intel Corporation of Santa
                               Clara, CA, was one of the first companies to use our new investor Communications Services (ICS) internet service to electronically vote proxies.
                               Cary I. Klafter (left), Intel's Director of
                               Corporate Affairs and Senior Counsel, Discusses the benefits of electronic delivery of shareholder communications with Richard J.
                               Specht, ADP's Director of ICS Sales."

       9 The photograph appearing fully on page 9 of the 1998 Annual Report is described by the following caption on page 9: "ADP's Year 2000 master securities database was chosen by the Securities
                               Industry Association to be test bed for
                               industry-wide year 2000 testing. ABN AMRO, Incorporated was among the first firms to undertake Y2K testing with ADP. ADP and ABN AMRO worked closely to ensure test results were timely and accurate. Ben A. Witt (far left), Sr. Vice
                               President, ABN AMRO, and Lois M. Chianese (center left), ADP Director or Service Delivery, discuss the general merits of the project, as James D.
                               Nolan (center right), Sr. Vice President, ABN
                               AMRO, and Janice Rittbert-Snuffer (far right),
                               ADP Director of Product Management, review the testing timetable."

      10                       The photograph on page 10 of the 1998 Annual
                               Report is described by the following caption on page 10: "Fernando Lovo (left), ADP Key Account
                               Executive, is with Richard Stoff (right), Vice
                               President of Gunther Motor Company, Fort
                               Lauderdale, FL. Gunther Motor is a
                               multi-franchise auto retailer that uses its ADP systems to manage virtually all aspects of its business. It also is the largest Volkswagen dealer and the second largest


                               Mazda dealer in the U.S."

      11                       The photograph to the left on page 11 of the 1998
                               Annual Report is described by the following caption on page 11: "ADP Dealer Services provides system support for auto dealers of every size and complexity. Valarie Rodriguez (right), ADP Sr.
                               Client Technical Analyst, reviews how to standardize applications set up and training with Brad Willingham (left), Information Technology
                               Director, M.F. Salta Company, an ADP mega-dealer client with 14 stores in California, Oregon and Hawaii. The photograph to the right on page 11 of the 1998 Annual Report is described by the following caption on page 11: "ADP has served the growth oriented Corsmann Group since that multi-store auto franchise was founded in 1989.
                               Corsmann utilizes a full range of ADP's dealer services to manage its 14 dealerships, which are located throughout Germany. Markus Jastroch
                               (left), ADP marketing Specialist, confers with Bolko Prussok (right), General Manager of the
                               Corsmann Group, about the Client's growth plans."
                               The photograph to the right on page 11 of the 1998 Annual Report is described by the following caption on page 11: "Nationwide Insurance
                               Enterprise, Inc., Columbus, OH, has been a client of ADP Integrated Medical Solutions since 1991 and uses our Provider Bill Audit(TM) (PBA) computerized medical bill review system nationally. Nationwide also is ADP's strategic partner in the development of our Injury Claims
                               Evaluation (ICE)(TM) product, which complements
                               PBA and helps to settle third-party auto liability claims. Michelle Premo (left) is director of claims at Nationwide. Tina Brown
                               (right) was ADP's first Account Manger to serve
                               Nationwide."

      12                       The photograph to the left on page 12 of the 1998
                               Annual Report is described by the following caption on page 12: "When typhoon Paka slammed into Guam with high winds and heavy rains in December 1997, insurance carriers immediately sent in estimators to make prompt settlements.
                               The catastrophe team from USAA, San Antonio, TX included Vinson Pluma (first row, right), their ADP Account Representative. He gave up his holiday to help USAA assist its members. Vinson prepared numerous estimates, using PENPRO(TM),
                               ADP's pen-based laptop PC product. Pictured with Vinson are team members from USAA: (back row, left to right) James J. Horner, Physical Damage
                               Claims Program Administrator; Rudy Rios,
                               Northeast and Overseas Property Damage
                               Specialist; and Kenneth E. Rosen, Northeast and
                               Overseas Property Damage Specialist; (front row, left) Ester Brundige, Appraisal Dispatch.

      13                       The photograph on page 13 of the 1998 Annual
                               Report is described by the following caption on page 13: "ADP's Audatex business provides insurance carriers in 16 European countries with leading-edge automated estimating capabilities.
                               Allianz Insurance Stock Corporation,


                               headquartered in Munich, Germany, is a major
                               Audatex client. Wolfgang Gilbert (right),
                               Director of Marketing and Sales of Audatex
                               Germany, discusses Audatex advantages with
                               Allianz Insurance Director, Dr. Jr.
                               Gerhard Kuppersbusch (left)."

      14                       The photograph on page 14 of the 1998 Annual
                               Report is described by the following caption on page 14: "Merrill Lynch continued its global rollout of our Wilco Gloss(TM) international securities transaction processing system in '98 with installations in its Paris and Milan offices. Stephen Norman (left), Vice President,
                               Merrill Lynch and Steve Bloomer (right), Deputy
                               Managing Director, Wilco, directed these successful rollouts."

      15                       The photograph on page 15 of the 1998 Annual
                               Report is described by the following caption on page 15: "World Class Service is a worldwide effort. Ton Van Der Starre (left), Database
                               Administrator; Marcel De Dood (center), Project
                               Leader and Information Manager; and Frans Hartman
                               (right), Business Analyst, are part of the team at ADP, The Netherlands, that implemented ADP's advanced client service support system for our clients in The Netherlands. It utilizes highly-functional Clarify systems software, which also supports other ADP client service operations throughout Europe and North America."