Form 10-Q
period 1998-09-30
AUTOMATIC DATA PROCESSING INC
filed 1998-11-12
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998 Commission File Number 1-5397

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

                    |X| Yes                      |_| No

As of October 31, 1998 there were 302,102,291 common shares outstanding.

                                                                        Form 10Q

                          Part I. Financial Information

                       Statement of Consolidated Earnings

                    (In thousands, except per share amounts)

                                               Three Months Ended
                                          -----------------------------
                                          September 30,   September 30,
                                              1998           1997
                                           ----------     ----------

Revenue                                    $1,210,327     $1,038,498
                                           ----------     ----------

Operating expenses                            529,857        443,383

General, administrative and                   322,973        289,446
  selling expenses

Depreciation and amortization                  68,907         57,430

Systems development and
  programming costs                           100,740         87,289

Interest expense                                5,600          7,510
                                           ----------     ----------
                                            1,028,077        885,058
                                           ----------     ----------

EARNINGS BEFORE INCOME TAXES                  182,250        153,440

Provision for income taxes                     59,050         48,030
                                           ----------     ----------

NET EARNINGS                               $  123,200     $  105,410
                                           ==========     ==========
BASIC EARNINGS PER SHARE                   $     0.41     $     0.36
                                           ==========     ==========
DILUTED EARNINGS PER SHARE                 $     0.40     $     0.35
                                           ==========     ==========

Dividends per share                        $    .1325     $     .115
                                           ==========     ==========


                      See notes to consolidated statements.

                                                                        Form 10Q

                           Consolidated Balance Sheets
                                 (In thousands)

                                                September 30,    June 30,
                                                    1998           1998
                                                ------------    ----------
Assets
Cash and cash equivalents                        $  893,800     $  752,240
Short-term marketable securities                    173,823        144,936
Accounts receivable                                 731,595        727,936
Other current assets                                183,671        204,192
                                                 ----------     ----------
  Total current assets                            1,982,889      1,829,304
                                                 ----------     ----------

Long-term marketable securities                     806,399        765,272
                                                 ----------     ----------

Long-term receivables                               182,049        177,946
                                                 ----------     ----------

Land and buildings                                  394,352        386,745
Data processing equipment                           723,475        696,424
Furniture, leaseholds and other                     444,195        432,654
                                                 ----------     ----------
                                                  1,562,022      1,515,823
  Less accumulated depreciation                    (980,717)      (932,150)
                                                 ----------     ----------
                                                    581,305        583,673
                                                 ----------     ----------

Other assets                                        154,110        166,112
                                                 ----------     ----------
Intangibles                                       1,693,886      1,653,048
                                                 ----------     ----------
                                                 $5,400,638     $5,175,355
                                                 ==========     ==========
Liabilities and Shareholders' Equity

Notes payable                                    $  298,084     $  239,811
Accounts payable                                    117,102        119,803
Accrued expenses & other current
  liabilities                                       806,467        806,297
Income taxes                                         80,448         55,130
                                                 ----------     ----------
  Total current liabilities                       1,302,101      1,221,041
                                                 ----------     ----------

Long-term debt                                      176,885        192,063
                                                 ----------     ----------
Other liabilities                                   116,562        103,056
                                                 ----------     ----------
Deferred income taxes                               151,859        147,397
                                                 ----------     ----------
Deferred revenue                                    107,865        105,347
                                                 ----------     ----------
Shareholders' equity:
  Common stock                                       31,429         31,429
  Capital in excess of par value                    622,991        617,758
  Retained earnings                               3,457,791      3,374,729
  Treasury stock                                   (496,162)      (515,845)
  Accumulated other comprehensive income            (70,683)      (101,620)
                                                 ----------     ----------
                                                  3,545,366      3,406,451
                                                 ----------     ----------

                                                 $5,400,638     $5,175,355
                                                 ==========     ==========


                      See notes to consolidated statements.

                                                                        Form 10Q

                 Condensed Statements of Consolidated Cash Flows
                                 (In thousands)

                                                     Three Months Ended
                                                        September 30,
                                                      1998         1997
                                                   ---------    ---------

Cash Flows From Operating Activities:

Net earnings                                       $ 123,200    $ 105,410

Expenses not requiring outlay of cash                 68,115       75,847

Changes in operating net assets                       43,177       65,947
                                                   ---------    ---------
 Net cash flows from operating activities            234,492      247,204
                                                   ---------    ---------

Cash Flows From Investing Activities:

Purchase of marketable securities                   (133,363)    (126,146)
Proceeds from sale of marketable securities           69,067      132,961
Capital expenditures                                 (38,523)     (40,442)
Other changes to property, plant and equipment         6,229        2,874
Additions to intangibles                             (16,481)     (11,680)
Acquisitions of businesses                            (8,020)    (154,793)
                                                   ---------    ---------

 Net cash flows from investing activities           (121,091)    (197,226)
                                                   ---------    ---------

Cash Flows From Financing Activities:

Proceeds from issuance of notes                       51,823       90,088
Proceeds from issuance of common stock                23,507       12,830
Repurchases of common stock                           (7,033)     (38,316)
Dividends paid                                       (40,138)     (33,706)
Repayments of long-term debt                              --       (6,802)
                                                   ---------    ---------

 Net cash flows from financing activities             28,159       24,094
                                                   ---------    ---------

Net change in cash and cash equivalents              141,560       74,072

Cash and cash equivalents, at beginning of
period                                               752,240      590,578
                                                   ---------    ---------
Cash and cash equivalents, at end of
period                                             $ 893,800    $ 664,650
                                                   =========    =========


                      See notes to consolidated statements.

                                                                        Form 10Q

                        Notes to Consolidated Statements

      The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. All adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended June 30, 1998.

Note A - The results of operations for the three months ended September 30, 1998 may not be indicative of the results to be expected for the year ending June 30, 1999.

Note B - A reconciliation of the income and weighted average shares used in the basic and diluted earnings per share calculations for the three months ended September 30, 1998 and 1997 follows:

(In thousands, except EPS)
                                    Periods ended September 30,
                       ----------------------------------------------------
                                  1998                        1997
                       -------------------------   ------------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---
Basic                  $123,200  302,647   $0.41   $105,410  292,628  $0.36

Effect of zero coupon
  subordinated notes      1,069    3,564              2,754    9,663

Effect of stock
  options                    --    7,407                 --    5,699
                       -----------------           -----------------

Diluted                $124,269  313,618   $0.40   $108,164  307,990  $0.35
                       =========================   ========================

Note C - Effective July 1, 1998, the Company has adopted FASB Statement No. 130
         "Reporting Comprehensive Income". Comprehensive income for the three months ended September 30, 1998 and 1997 follows:

                                                     September 30,
                                                -----------------------
                                                  1998           1997
                                                  ----           ----
         Net income                             $123,200       $105,410
         Other comprehensive income
           Foreign currency translation
            adjustment                            32,873         (6,390)
           Unrealized gain (loss) on
            securities                            (1,936)         1,842
                                                --------       --------
         Comprehensive income                   $154,137       $100,862
                                                ========       ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Revenue and earnings again reached record levels during the quarter ended September 30, 1998.

Revenue and revenue growth by ADP's major business units for the three months ended September 30, 1998 and 1997 are shown below:

                                  Revenue             Revenue Growth
                                September 30,          September 30,
                                -------------         --------------
                             1998         1997       1998       1997
                             ----         ----       ----       ----
                              ($ in millions)

     Employer Services     $  695      $   587         18%        20%
     Brokerage Services       252          223         13         19
     Dealer Services          181          166          9          9
     Other                     82           62         32        (23)
                           ------      -------         --        ---
                           $1,210      $ 1,038         17%        14%
                           ======      =======         ==        ===

Consolidated revenue for the quarter of $1,210 million was up 17% from last year. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was strong at 18%, 13%, and 9%, respectively.

The primary components of "Other" revenue are claims services, interest income, foreign exchange differences, and miscellaneous processing services. In addition, "Other" revenue has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 6%.

Pretax earnings for the quarter increased 19% to $182 million. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 17% to $123 million. The effective tax rate of 32.4% increased from 31.3% in the comparable quarter last year, primarily as a result of the greater weighting of taxable versus non-taxable earnings.

Diluted earnings per share grew 14% to $0.40 from $0.35 last year.

For the full year, we expect double digit revenue growth and diluted earnings per share growth of 13-16%.

                                                                        Form 10Q

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At September 30, 1998, the Company had cash and marketable securities of $1.9 billion. Shareholders' equity was $3.5 billion and the ratio of long-term debt to equity was 5%.

Capital expenditures for fiscal 1999 are expected to approximate $200 million, compared to $199 million in fiscal 1998.

During the quarter, ADP purchased 108,500 shares of common stock for treasury at an average price of about $65. At September 30, 1998, the Company had remaining Board authorization to purchase up to 8.4 million additional shares to fund equity related employee benefit plans.

The Company's investment portfolio for corporate and client funds consists primarily of fixed income securities subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity, and therefore this has not had an adverse impact on income or cash flows.

OTHER MATTERS

The majority of the Company's services involve computer processing and, as such, the Year 2000 could have a significant impact on the Company's products and services. As a result, the Company has worked for several years addressing both internal and third-party Year 2000 compliance issues. To date, the Company has completed its process of identifying and assessing Year 2000 issues related to its mission-critical systems and is currently in the remediation and testing phases. The Company plans to have the majority of mission-critical systems Year 2000 compliant by December 31, 1998, with the few remaining systems, primarily from recent acquisitions, compliant by March 31, 1999. In addition, the Company has been actively working with external agencies and partners, including governmental agencies, to determine and conform to their Year 2000 compliance plans. Third-party interface testing and resolution of Year 2000 issues with external agencies and partners is dependent upon those third parties completing their own Year 2000 remediation efforts.

The Year 2000 remediation is not expected to have a material adverse effect on the Company's overall results, as these costs are not expected to be substantially different from normal recurring costs that are incurred for systems development and implementation.

This report contains "forward-looking statements" based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ from those expressed. Factors that could cause differences include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; overall economic trends, including interest rate and foreign currency trends; impact of Year 2000; stock market activity; auto sales and related industry changes; employment levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions.

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

                                     AUTOMATIC DATA PROCESSING, INC.
                                     -------------------------------
                                               (Registrant)

                                         /s/ Richard J. Haviland
Date: November 12, 1998              -------------------------------
                                           Richard J. Haviland

                                         Chief Financial Officer
                                      (Principal Financial Officer)
                                     -------------------------------
                                                 (Title)