Form 10-Q
period 1998-12-31
AUTOMATIC DATA PROCESSING INC
filed 1999-02-10
CIK 8670

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  December 31, 1998         Commission File Number 1-5397
                  ------------------------                          ------------


                         Automatic Data Processing, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter )



 Delaware                                                      22-1467904
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)


 One ADP Boulevard, Roseland, New Jersey                           07068
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 994-5000
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

                    X                Yes                                      No
------------------------------------     ------------------------------------

As of January 31, 1999 there were 609,042,989 common shares outstanding.

                                                                        Form 10Q


                          Part I. Financial Information

                       STATEMENTS OF CONSOLIDATED EARNINGS
                       -----------------------------------

                    (In thousands, except per share amounts)


                                Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                              ---------------------  ----------------------
                                    1998       1997        1998        1997
                                    ----       ----        ----        ----
Revenues                      $1,274,864 $1,148,026  $2,485,191  $2,186,524
                              ---------- ----------  ----------  ----------
Operating expenses               535,572    490,202   1,065,429     933,585

General, administrative and
  selling expenses               284,430    286,427     607,403     575,873

Depreciation and amortization     68,032     58,193     136,939     115,623

Systems development and
  programming costs              105,356     91,361     206,096     178,650

Interest expense                   5,554      7,303      11,154      14,813
                              ---------- ----------  ----------  ----------

                                 998,944    933,486   2,027,021   1,818,544
                              ---------- ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     275,920    214,540     458,170     367,980

Provision for income taxes       107,530     67,150     166,580     115,180
                              ---------- ----------  ----------  ----------


NET EARNINGS                  $  168,390 $  147,390  $  291,590  $  252,800
                              ========== ==========  ==========  ==========


BASIC EARNINGS PER SHARE      $      .28 $      .25  $      .48  $      .43
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $      .27 $      .24  $      .47  $      .42
                              ========== ==========  ==========  ==========

Dividends per share           $   .07625 $   .06625  $    .1425  $   .12375
                              ========== ==========  ==========  ==========



                     See notes to consolidated statements.

                                                                        Form 10Q


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (IN THOUSANDS)


                                               December 31,      June 30,
Assets                                             1998            1998
------                                         -----------     ----------
Cash and cash equivalents                      $   699,283     $  752,240
Short-term marketable securities                   196,712        144,936
Accounts receivable                                757,585        727,936
Other current assets                               199,522        204,192
                                               -----------     ----------
  Total current assets                           1,853,102      1,829,304
                                               -----------     ----------

Long-term marketable securities                    781,874        765,272
                                               -----------     ----------
Long-term receivables                              196,243        177,946
                                               -----------     ----------

Land and buildings                                 389,979        386,745
Data processing equipment                          571,342        696,424
Furniture, leaseholds and other                    438,826        432,654
                                               -----------     ----------
                                                 1,400,147      1,515,823
  Less accumulated depreciation                   (837,942)      (932,150)
                                               -----------     ----------
                                                   562,205        583,673

Other assets                                       239,050        166,112
                                               -----------     ----------
Intangibles                                      1,666,729      1,653,048
                                               -----------     ----------

                                               $ 5,299,203     $5,175,355
                                               ===========     ==========

Liabilities and Shareholders' Equity

Notes payable                                  $    89,430     $  239,811
Accounts payable                                    71,298        119,803
Accrued expenses & other current
  liabilities                                      766,532        806,297
Income taxes                                        83,998         55,130
                                               -----------     ----------
 Total current liabilities                       1,011,258      1,221,041
                                               -----------     ----------

Long-term debt                                     165,796        192,063
                                               -----------     ----------
Other liabilities                                  126,945        103,056
                                               -----------     ----------
Deferred income taxes                              165,198        147,397
                                               -----------     ----------
Deferred revenue                                   107,612        105,347
                                               -----------     ----------

Shareholders' equity:
  Common stock                                      62,858         62,858
  Capital in excess of par value                   611,011        586,329
  Retained earnings                              3,579,591      3,374,729
  Treasury stock                                  (485,458)      (515,845)
  Accumulated other comprehensive income           (45,608)      (101,620)
                                               -----------     ----------
                                                 3,722,394      3,406,451
                                               -----------     ----------
                                               $ 5,299,203     $5,175,355
                                               ===========     ==========



                     See notes to consolidated statements.

                                                                        Form 10Q

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 -----------------------------------------------

                                 (IN THOUSANDS)


                                                      Six Months Ended
                                                        December 31,
                                                      1998         1997
                                                   ---------    ---------
Cash Flows From Operating Activities:

Net earnings                                       $ 291,590    $ 252,800

Expenses not requiring outlay of cash                134,420      133,842

Changes in operating net assets                      (30,218)      39,657
                                                   ---------    ---------

 Net cash flows from operating activities            395,792      426,299
                                                   ---------    ---------

Cash Flows From Investing Activities:

Purchase of marketable securities                   (209,179)    (239,835)
Proceeds from sale of marketable securities          145,462      232,612
Capital expenditures                                 (81,648)     (79,853)
Other changes to property, plant and equipment         6,738        4,052
Additions to intangibles                             (35,243)     (48,676)
Net dispositions (acquisitions) of businesses         17,671     (176,606)
                                                   ---------    ---------

 Net cash flows from investing activities           (156,199)    (308,306)
                                                   ---------    ---------

Cash Flows From Financing Activities:

Proceeds from issuance of notes payable               98,471       61,043
Proceeds from issuance of common stock                48,939       30,241
Repurchases of common stock                          (85,364)     (40,907)
Dividends paid                                       (86,727)     (72,719)
Repayments of debt                                  (267,869)        (180)
                                                   ---------    ---------

 Net cash flows from financing activities           (292,550)     (22,522)
                                                   ---------    ---------

Net change in cash and cash equivalents              (52,957)      95,471

Cash and cash equivalents, at beginning of
period                                               752,240      590,578
                                                   ---------    ---------

Cash and cash equivalents, at end of
period                                             $ 699,283    $ 686,049
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

Note A - The results of operations for the six months ended December 31, 1998 may not be indicative of the results to be expected for the year ending June 30, 1999.

Note B - The Board of Directors declared a two-for-one common stock split effective on January 1, 1999 to shareholders of record on the close of business on December 11, 1998.

Note C - A reconciliation of the income and weighted average shares used in the basic and diluted earnings per share calculations follows:

(In thousands, except EPS)


                                 Periods ended December 31, 1998
                       ----------------------------------------------------
                          Three month period           Six month period
                       -------------------------   ------------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---
Basic EPS              $168,390  604,750  $ 0.28   $291,590  605,025 $ 0.48

Effect of zero coupon
  subordinated notes        929    6,147              1,981    6,638

Effect of stock
  options                     -   15,319                  -   15,054
                       -------------------------   -------------------------

Diluted EPS            $169,319  626,216  $ 0.27   $293,571  626,717 $ 0.47
                       =========================   ========================


                                 Periods ended December 31, 1997
                       ----------------------------------------------------
                          Three month period           Six month period
                       -------------------------   ------------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---
Basic EPS              $147,390  587,264   $0.25   $252,800  586,256  $0.43

Effect of zero coupon
  subordinated notes      2,464   17,326              5,218   14,280

Effect of stock
  options                     -   12,504                  -   12,002
                       -------------------------   --------------------------
Diluted EPS            $149,854  617,094   $0.24   $258,018  612,538  $0.42
                       =========================   =========================


                                                                        Form 10Q


Note D - Effective July 1, 1998, the Company adopted FASB Statement No. 130
         "Reporting Comprehensive Income." Comprehensive income for the three and six months ended December 31, 1998 and 1997 follows:

(In thousands)


                             Three months ended           Six months ended
                                December 31                  December 31
                              1998       1997              1998      1997
                              ----       ----              ----      ----
Net earnings                $168,390   $147,390          $291,590  $252,800
Other comprehensive income:
  Foreign currency
   translation adjustments    25,182     (8,221)           58,055   (14,611)
  Unrealized gains (losses)
   on securities                (107)       (17)           (2,043)    1,825
                            --------   --------          --------  --------
Comprehensive income        $193,465   $139,152          $347,602  $240,014
                            ========   ========          ========  ========


Note E - In November 1998 the Company sold its "front-office" market data business to Bridge Information Systems, Inc. The transaction gave rise to a pretax gain of $22 million and a $25 million provision for income taxes, resulting in a net loss of $3 million.

Note F - In December 1998 the Company entered into an agreement to acquire The
         Vincam Group for approximately 7.4 million shares of ADP common stock in a pooling of interests transaction. Vincam, with net revenues of approximately $125 million, is a leading Professional Employer Organization providing a suite of human resource functions to small and medium sized employers on an outsourced basis. The transaction is subject to Vincam shareholder and various regulatory approvals and is expected to close during the quarter ending March 31, 1999.

Note G - In February 1999 the Company reached a definitive agreement to sell its Peachtree Software business to The Sage Group plc, for $145 million. The agreement is subject to regulatory approvals and is expected to close during the quarter ending March 31, 1999.

                                                                        Form 10Q


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended December 31, 1998.

Revenues and revenue growth by ADP's major business units are shown below:


                                           Revenues
                              ----------------------------------
                              3 Months Ended      6 Months Ended
                               December 31,        December 31,
                              --------------      --------------
                               1998    1997        1998    1997
                              ------ -------      ------ -------
                                       ($ in millions)
     Employer Services        $  770 $  667       $1,465 $1,254
     Brokerage Services          221    232          473    455
     Dealer Services             186    173          367    339
     Other                        98     76          180    139
                              ------ ------       ------ ------
                              $1,275 $1,148       $2,485 $2,187
                              ====== ======       ====== ======


                                        Revenue Growth
                              ----------------------------------
                              3 Months Ended      6 Months Ended
                               December 31,        December 31,
                              --------------      --------------
                               1998    1997        1998    1997
                              ------ -------      ------ -------
     Employer Services           15%     21%         17%     20%
     Brokerage Services          (5)     16           4      17
     Dealer Services              8       7           8       8
     Other                       29      (8)         29     (14)
                              -----   -----       -----   -----
                                 11%     15%         14%     15%
                              =====   =====       =====   =====


Consolidated revenues for the quarter grew 11% from last year to $1,275 million. Revenue growth in Employer and Dealer Services was 15% and 8%, respectively. Brokerage Services revenue, down 5%, was impacted by the sale of the "front office" market data business in the quarter. Excluding the sale of the front office business, Brokerage Services revenue grew 14%.

The primary components of "Other" revenues are claims services, interest income, foreign exchange differences and miscellaneous processing services. In addition, "Other" revenues have been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 6%.

The sale of the front office business resulted in a $22 million pretax gain, a $25 million provision for taxes and a $3 million net loss.

Pretax earnings for the quarter increased 29% from last year, helped by the gain on the "front office" sale. Prior to the one-time impact of the front office sale, pretax earnings increased 18%. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

                                                                        Form 10Q


Net earnings for the quarter, after a higher effective tax rate, increased 14% to $168 million. Excluding the impact of the front office sale, net earnings increased 16%. The effective tax rate of 39.0% increased from 31.3% in the comparable quarter last year. Excluding the impact of the front office sale, the effective tax rate increased to 32.6% this quarter, primarily as a result of the greater weighting of taxable versus non-taxable earnings.

Diluted earnings per share grew 13% to $0.27 from $0.24 last year. Excluding the front office sale, diluted earnings per share increased 17%.

The Company expects double digit revenue growth for the full year and diluted earnings per share growth of 13-16%.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At December 31, 1998, the Company had cash and marketable securities of $1.7 billion. Shareholders' equity was $3.7 billion and the ratio of long-term debt to equity was 4%.

Capital expenditures for fiscal 1999 are expected to approximate $200 million, compared to $199 million in fiscal 1998.

During the first half of fiscal 1999, ADP purchased 2.6 million shares of common stock for treasury at an average price of approximately $33. The Company has remaining Board authorization to purchase up to 14.5 million additional shares to fund equity related employee benefit plans.

During the first half of fiscal 1999,the Company's zero coupon convertible subordinated notes were converted to 1.6 million shares of common stock.

The Company's investment portfolio for corporate and client funds consists primarily of fixed income securities subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity and, therefore, this has not had an adverse impact on income or cash flows.

OTHER MATTERS

The majority of the Company's services involve computer processing and, as such, the Year 2000 could have a significant impact on the Company's products and services. As a result, the Company has worked for several years addressing both internal and third-party Year 2000 compliance issues. The majority of the Company's mission-critical systems are Year 2000 compliant and the few remaining systems, primarily from recent acquisitions, are expected to be compliant by March 31, 1999. In addition, the Company has been actively working with external agencies and partners, including government agencies, to determine and conform to their Year 2000 compliance plans. Third party interface testing and resolution of Year 200 issues with external agencies and partners is dependent upon those third parties completing their own Year 2000 remediation efforts.

                                                                        Form 10Q


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

Item 4. Submission of Matters to a Vote of Security Holders

All share and vote results are prior to the stock split.

The Company's Annual Meeting of the Stockholders was held on November 10, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

         Nominee                          In Favor        Withheld
         -------                          --------        --------
         Gary C. Butler                   248,065,729     1,597,079
         Joseph A. Califano, Jr.          247,872,536     1,790,272
         Leon G. Cooperman                248,083,612     1,579,196
         George H. Heilmeier              248,060,799     1,602,009
         Ann Dibble Jordan                247,999,348     1,663,460
         Harvey M. Krueger                245,468,769     4,194,039
         Frederic V. Malek                247,982,439     1,680,369
         Henry Taub                       247,927,042     1,735,766
         Laurence A. Tisch                247,650,299     2,012,509
         Arthur F. Weinbach               248,051,128     1,611,680
         Josh S. Weston                   247,824,586     1,838,222

The result of the voting on the following additional item was as follows:

(a) Ratify an amendment to the Company's Employees' Savings-Stock Purchase
    Plan approved by the Board of Directors increasing by five million shares the number of shares of Common Stock of the Company that may be acquired by employees under such plan.

                                                                        Form 10Q

The votes of the stockholders on this ratification were as follows:

                                In Favor         Opposed        Abstained
                                --------         -------        ---------
                                237,283,659      10,979,070     1,400,079

(b) Ratify an amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company to one billion shares.

The votes of the stockholders on this ratification were as follows:

                                In Favor         Opposed        Abstained
                                --------         -------        ---------
                                233,808,508      14,894,015     960,285

(c) Ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the fiscal year begun on July 1, 1998.

The votes of the stockholders on this ratification were as follows:

                                In Favor         Opposed        Abstained
                                --------         -------        ---------
                                248,202,359      254,705        1,205,744

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit
    Number             Exhibit
    -------            -------
     3.1         Amended and Restated Certificate of Incorporation of
                  Automatic Data Processing
     27.1        Financial Data Schedule


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


                          AUTOMATIC DATA PROCESSING, INC.
                          -------------------------------
                                   (Registrant)


Date: February 10, 1999        /s/ Richard J. Haviland
                          -------------------------------
                                Richard J. Haviland


                              Chief Financial Officer
                           (Principal Financial Officer)
                          -------------------------------
                                     (Title)