Form 10-Q
period 1999-03-31
AUTOMATIC DATA PROCESSING INC
filed 1999-05-11
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   March 31, 1999    Commission File Number 1-5397

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

                                 |X| Yes |_| No

As of April 30, 1999, there were 618,746,403 shares outstanding.

                                                                        Form 10Q

                          Part I. Financial Information

                       Statements of Consolidated Earnings

                    (In thousands, except per share amounts)

                                  Three Months Ended      Nine Months Ended
                                       March 31,              March 31,
                                  ------------------      -----------------
                                   1999        1998       1999         1998
                                   ----        ----       ----         ----

Revenues, other than PEO      $1,469,903  $1,306,904  $3,952,320  $3,490,559
PEO revenues (net of pass-
 through costs of $451,498,
 $337,090, $1,276,091, and
 $918,166 respectively)           44,229      34,346     117,134      99,087
                              ----------  ----------  ----------  ----------
                               1,514,132   1,341,250   4,069,454   3,589,646
                              ----------  ----------  ----------  ----------

Operating expenses               611,234     557,746   1,725,336   1,532,520

General, administrative and
  selling expenses               379,476     341,109   1,023,838     934,228

Depreciation and amortization     65,399      62,236     203,874     179,411

Systems development and
  programming costs              102,543      93,956     309,336     273,254

Interest expense                   3,880       4,724      15,253      19,692
                              ----------  ----------  ----------  ----------

                               1,162,532   1,059,771   3,277,637   2,939,105
                              ----------  ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     351,600     281,479     791,817     650,541

Provision for income taxes       125,950      89,466     286,766     206,127
                              ----------  ----------  ----------  ----------

NET EARNINGS                  $  225,650  $  192,013  $  505,051  $  444,414
                              ==========  ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $      .37  $      .32  $      .82  $      .74
                              ==========  ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $      .36  $      .31  $      .80  $      .72
                              ==========  ==========  ==========  ==========

Dividends per share           $   .07625  $   .06625  $   .21875  $      .19
                              ==========  ==========  ==========  ==========

                      See notes to consolidated statements.

                                                                        Form 10Q

                           Consolidated Balance Sheets
                                 (In thousands)
                                                  March 31,       June 30,
Assets                                              1999            1998
------                                           ----------     --------

Cash and cash equivalents                        $  972,605     $  763,063
Short-term marketable securities                    194,316        144,936
Accounts receivable                                 888,993        751,609
Other current assets                                255,208        220,926
                                                 ----------     ----------
  Total current assets                            2,311,122      1,880,534
                                                 ----------     ----------

Long-term marketable securities                     814,353        765,272
                                                 ----------     ----------
Long-term receivables                               202,704        177,946
                                                 ----------     ----------

Land and buildings                                  400,068        388,315
Data processing equipment                           579,299        702,268
Furniture, leaseholds and other                     446,575        436,040
                                                 ----------     ----------
                                                  1,425,942      1,526,623
  Less accumulated depreciation                    (850,452)      (936,309)
                                                 ----------     ----------
                                                    575,490        590,314
                                                 ----------     ----------

Other assets                                        283,613        168,609
                                                 ----------     ----------
Intangibles                                       1,577,657      1,660,192
                                                 ----------     ----------
                                                 $5,764,939     $5,242,867
                                                 ==========     ==========

Liabilities and Shareholders' Equity
Notes payable                                    $   80,227     $  239,811
Accounts payable                                     91,659        126,207
Accrued expenses & other current
  liabilities                                       965,910        834,187
Income taxes                                        185,455         54,266
                                                 ----------     ----------
  Total current liabilities                       1,323,251      1,254,471
                                                 ----------     ----------

Long-term debt                                      146,308        192,063
                                                 ----------     ----------
Other liabilities                                   121,858        104,142
                                                 ----------     ----------
Deferred income taxes                               155,832        147,397
                                                 ----------     ----------
Deferred revenue                                    106,691        105,347
                                                 ----------     ----------

Shareholders' equity:
  Common stock                                       62,858         62,858
  Capital in excess of par value                    514,785        476,686
  Retained earnings                               3,743,435      3,372,247
  Treasury stock                                   (322,323)      (370,724)
  Accumulated other comprehensive income            (87,756)      (101,620)
                                                 ----------     ----------
                                                  3,910,999      3,439,447
                                                 ----------     ----------
                                                 $5,764,939     $5,242,867
                                                 ==========     ==========

                      See notes to consolidated statements.

                                                                        Form 10Q

                 Condensed Statements of Consolidated Cash Flows

                                 (In thousands)

                                                     Nine Months Ended
                                                          March 31,
                                                      1999        1998
                                                      ----        ----

Cash Flows From Operating Activities:

Net earnings                                       $ 505,051    $ 444,414

Expenses not requiring outlay of cash                138,716      196,036

Changes in operating net assets                       47,560       24,428
                                                   ---------    ---------

 Net cash flows from operating activities            691,327      664,878
                                                   ---------    ---------

Cash Flows From Investing Activities:

Purchase of marketable securities                   (313,544)    (347,483)
Proceeds from sale of marketable securities          219,772      396,697
Capital expenditures                                (137,115)    (132,161)
Additions to intangibles                             (51,183)     (81,868)
Acquisitions of businesses                           (85,607)    (206,186)
Dispositions of businesses                           200,505       26,571
Other                                                 13,570        9,768
                                                   ---------    ---------

 Net cash flows from investing activities           (153,602)    (334,662)
                                                   ---------    ---------

Cash Flows From Financing Activities:

Proceeds from issuance of notes                       90,568      100,123
Repayments of long-term debt                        (273,659)     (32,315)
Proceeds from issuance of common stock                74,136       25,064
Repurchases of common stock                          (85,365)     (40,907)
Dividends paid                                      (133,863)    (112,252)
Other                                                     --       (3,043)
                                                   ---------    ---------

 Net cash flows from financing activities           (328,183)     (63,330)
                                                   ---------    ---------

Net change in cash and cash equivalents              209,542      266,886

Cash and cash equivalents, at beginning of
  period                                             763,063      611,795
                                                   ---------    ---------

Cash and cash equivalents, at end of
  period                                           $ 972,605    $ 878,681
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

Note A - The results of operations for the nine months ended March 31, 1999 may not be indicative of the results to be expected for the year ending June 30, 1999.

Note B - All prior period results have been restated for the March 1999 pooling of The Vincam Group, a leading Professional Employer Organization (PEO) providing a suite of human resource functions to small and medium sized employers on an outsourced basis. PEO revenues are net of pass-through costs, which include wages and taxes.

Note C - A reconciliation of the income and weighted average shares used in both calculations follows:

(In thousands, except EPS)

                                    Periods ended March 31, 1999
                        --------------------------------------------------
                          Three month period          Nine month period
                        -----------------------     ----------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic                  $225,650  617,364  $ 0.37   $505,051  613,927 $ 0.82

Effect of zero coupon
  subordinated notes        847    5,598              2,845    6,291

Effect of stock
  options                    --   14,140                 --   14,912
                       -----------------           -----------------
Diluted                $226,497  637,102  $ 0.36   $507,896  635,130 $ 0.80
                       =========================   ========================

                                    Periods ended March 31, 1998
                        --------------------------------------------------
                          Three month period          Nine month period
                        -----------------------     ----------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic                  $192,013  606,822   $0.32   $444,414  597,773  $0.74

Effect of zero coupon
  subordinated notes      1,433   10,694              6,651   15,818

Effect of stock
  options                    --   14,383                 --   12,335
                       -----------------           -----------------
Diluted                $193,446  631,899   $0.31   $451,065  625,926  $0.72
                       =========================   ========================

                                                                        Form 10Q

Note D -    Effective July 1, 1998, the Company adopted FASB Statement No.
            130 "Reporting Comprehensive Income." Comprehensive income for the three and nine months ended March 31, 1999 and 1998 follows:

(In thousands)

                             Three months ended           Nine months ended
                                  March 31                    March 31
                              1999       1998              1999      1998
                              ----       ----              ----      ----

Net earnings                $225,650   $192,013          $505,051  $444,414
Other comprehensive income:
  Foreign currency
   translation adjustments   (73,870)    (9,476)          (15,815)  (24,087)
  Unrealized gains (losses)
   on securities              31,722      3,987            29,679     5,812
                            ---------  --------          --------  --------
Comprehensive income        $183,502   $186,524          $518,915  $426,139
                            ========   ========          ========  ========

Note E - The Board of Directors declared a two-for-one common stock split effective on January 1, 1999 to shareholders of record on the close of business on December 11, 1998.

Note F -    In the quarter ended March 31, 1999 the Company sold its
            Peachtree Software business and decided to exit several other businesses and contracts. The combination of these transactions and certain other non-recurring charges resulted in approximately $15 million of pretax income and a $15 million provision for income taxes in the quarter.

Note G - The quarter ended December 31, 1998 includes a pretax gain of approximately $22 million, a provision for income taxes of approximately $25 million, and a net loss of approximately $3 million resulting from the sale of the Brokerage Services "front office" market data business. The quarter ended December 31, 1998 also includes approximately $21 million of transaction costs and other non-recurring adjustments, ($14 million after tax) recorded by Vincam prior to the March 1999 pooling transaction.

                                                                        Form 10Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended March 31, 1999.

All prior period results have been restated for the March 1999 pooling of The Vincam Group, a leading Professional Employer Organization providing a suite of human resource functions to small and medium sized employers on an outsourced basis.

Revenues and revenue growth by ADP's major business units are shown below:

                                      Revenues
                         ----------------------------------
                         3 Months Ended      9 Months Ended
                            March 31,           March 31,
                          1999     1998       1999    1998
                          ----     ----       ----    ----
                                  ($ in millions)

   Employer Services    $  964    $ 823     $2,499  $2,139
   Brokerage Services      288      281        761     736
   Dealer Services         186      180        553     519
   Other                    76       57        256     196
                         -----    -----      -----   -----
                        $1,514   $1,341     $4,069  $3,590
                        ======   ======     ======  ======

                                 Revenue  Growth
                         ----------------------------------
                         3 Months Ended      9 Months Ended
                            March 31,           March 31,
                          1999     1998       1999    1998
                          ----     ----       ----    ----

   Employer Services        17%      20%        17%     21%
   Brokerage Services        2       24          3      20
   Dealer Services           3       10          7       9
   Other                    33      (19)        31     (16)
                         ------   -----      ------  -----
                            13%      17%        13%     16%
                         =====    =====      =====   =====

Consolidated revenues for the quarter grew 13% from last year to $1.5 billion. Revenue growth in Employer Services was 17%, reflecting strong new business sales and internal revenue growth. Brokerage revenue growth was 2%, impacted by the sale of the front office business. Excluding this sale, Brokerage revenue growth was 23%, helped by strong trading volume. Dealer Services revenue growth of 3% was affected by slower activity in consulting and several small non-core Dealer businesses.

The primary components of "Other" revenues are claims services, interest income, foreign exchange differences and miscellaneous processing services. In addition, "Other" revenues has been reduced to adjust for the difference between actual interest income earned on invested tax filing funds and income credited to Employer Services at a standard rate of 6%.

                                                                        Form 10Q

In the quarter ended March 31, 1999 the Company sold its Peachtree Software business and decided to exit several other businesses and contracts. The combination of these transactions and certain other non-recurring charges resulted in approximately $15 million of pretax income, included in selling, general and administrative expenses, and a $15 million provision for income taxes in the quarter.

The quarter ended December 31, 1998 includes a pretax gain of approximately $22 million, included in selling, general and administrative expenses, a provision for income taxes of approximately $25 million, and a net loss of approximately $3 million resulting from the sale of the Brokerage Services "front office" market data business. The quarter ended December 31, 1998 also includes approximately $21 million of transaction costs and other non-recurring adjustments, included in selling, general and administrative expenses ($14 million after tax) recorded by Vincam prior to the March 1999 pooling transaction.

Pretax earnings for the quarter increased 25% from last year, helped by the impact of the Peachtree sale and the non-recurring charges. Excluding these items, pretax earnings increased 20%. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 18% to $226 million. The effective tax rate of 35.8% increased from 31.8% in the comparable quarter last year. Excluding the impact of the Peachtree sale and the non-recurring charges, the effective tax rate increased to 33.0% this quarter, primarily as a result of the greater weighting of taxable versus non-taxable earnings.

Diluted earnings per share grew 16% to $.36 from $.31 last year.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 1999, the Company had cash and marketable securities of approximately $2.0 billion. Shareholders' equity was approximately $3.9 billion and the ratio of long-term debt to equity was 4%.

Capital expenditures for fiscal 1999 are expected to be slightly more than $200 million, compared to about $200 million in fiscal 1998.

During the first nine months of fiscal 1999, ADP purchased 2.6 million shares of common stock for treasury at an average price per share of approximately $33. The Company has remaining Board authorization to purchase up to 14.5 million additional shares to fund equity related employee benefit plans.

During the first nine months of fiscal 1999, zero coupon convertible subordinated notes were converted to 2.5 million shares of common stock.

The Company's investment portfolio for corporate and client funds consists primarily of fixed income securities subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity and, therefore, this has not had an adverse impact on income or cash flows.

                                                                        Form 10Q

OTHER MATTERS

The majority of the Company's services involve computer processing and, as such, the Year 2000 could have a significant impact on the Company's products and services. As a result, the Company has worked for several years addressing both internal and third-party Year 2000 compliance issues. The majority of the Company's mission-critical systems are Year 2000 compliant and the few remaining systems, primarily from recent acquisitions, are expected to be compliant by June 30, 1999. In addition, the Company has been actively working with external agencies and partners, including government agencies, to determine and conform to their Year 2000 compliance plans. Third party interface testing and resolution of Year 2000 issues with external agencies and partners is dependent upon those third parties completing their own Year 2000 remediation efforts.

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

                            AUTOMATIC DATA PROCESSING, INC.
                                     (Registrant)


Date: May 11, 1999            /s/ Richard J. Haviland
                             ------------------------
                                 Richard J. Haviland

                              Chief Financial Officer
                            (Principal Financial Officer)
                            -----------------------------
                                      (Title)