Form 10-K
period 1999-06-30
AUTOMATIC DATA PROCESSING INC
filed 1999-09-21
CIK 8670

--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-5397

                         AUTOMATIC DATA PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            22-1467904
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)


ONE ADP BOULEVARD, ROSELAND, NEW JERSEY                      07068
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   973-974-5000

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

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of thiS chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 10, 1999 was approximately $25,993,400,000. On September 10, 1999, there were 624,590,771 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 1999 Annual Report to Shareholders
Parts I, II & IV
Portions of the Registrant's Proxy Statement for Annual Meeting of Stockholders
to be held on November 9, 1999.                                         Part III

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

EMPLOYER SERVICES

         ADP Employer Services offers a comprehensive range of payroll, human resources, benefits administration, time and attendance and tax filing and reporting services to more than 425,000 employers in the United States, Canada, Europe and Latin America. In addition to its direct marketing, Employer Services has marketing relationships with many banks and accountants whereby ADP offers its services to their business clients. In fiscal 1999, North America accounted for 88% of Employer Services' revenues, with Europe generating 11% of Employer Services' revenues and Latin America (principally Brazil) contributing the remaining 1%.

         In North America, payroll and tax filing and other reporting services comprise approximately 83% of Employer Services' revenue. Payroll services include the preparation of client employee paychecks and electronic direct deposits (in conjunction with major bank partners), along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, Medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. ADP's tax filing services process federal, state and local payroll taxes on behalf of ADP clients and remit such taxes to the appropriate taxing authorities when due. As new products evolve (such as new hire reporting, ADP check/full service direct deposit and wage garnishment payment), the ADP Tax and Financial Services Center is also responsible for the efficient movement of funds and information to third parties. In Europe and Latin America, ADP Employer Services provides the European or Latin American equivalent of these services.

         ADP's Employer Services approach to the market is to match a client's needs with the product that will best meet expectations. In North America, approximately 38% of Employer Services' payroll and payroll tax filing services revenue during the past fiscal year was attributable to its Emerging Business Services (companies with less than 100 employees); approximately 41% of such revenue was attributable to Major Accounts (companies with between 100 and 999 employees) and approximately 21% of such revenue was attributable to National Accounts (companies with 1,000 or more employees).

         ADP's Human Resources (HR) services, operating in conjunction with a client's payroll database, provide comprehensive recordkeeping HR services, including benefits administration and outsourcing, applicant tracking, employee history and position control. The various HR systems run on standalone PC's, local or wide area networks or client/server systems.

         Emerging Business Services processes payroll for over 325,000 clients. EBS provides these smaller companies of usually 1-100 employees with leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Accounts (100-1000 employees) offers a full suite of best-of-breed employer services solutions for mid-size companies, including full database and other functional integration between payroll and HR. Many of the world's largest corporations (over 1000 employees) are ADP National Accounts clients. In many cases, ADP provides system solutions for its clients' entire human resource, payroll and benefits needs. For those companies who choose to process these applications in-house, ADP also delivers stand-alone services such as payroll tax filing, check printing and distribution, and year-end statements (I.E. W-2's). Other large clients rely on ADP to design and deliver their own customized human resource information systems and benefits outsourcing solutions.

         The ADP Tax and Financial Services Center supports all three of these market segments. It provides an electronic interface between approximately 330,000 ADP clients in the United States and Canada and about 2,000 federal, state and local tax agencies, from the Internal Revenue Service to local town governments. In fiscal 1999, the ADP Tax and Financial Service Center processed over 16 million federal and other employer payroll tax returns.

         This year, ADP became the second largest professional employer organization ("PEO") in the United States with the acquisition of The Vincam Group, Inc. A PEO provides a comprehensive outsourcing solution, including payroll, HR, benefits and workers' compensation to its clients. ADP's combined PEO business, called TOTALSOURCEsm, supports over 81,000 work-site employees in eight states.

         ADP complements its payroll and HR services with additional employer services that include products ranging from time and attendance tracking to 401(k) recordkeeping. ADP's unemployment compensation services aid clients in managing and reducing unemployment insurance costs. ADP enhanced its position as a leading benefits administration provider with the acquisition of the benefits administration business of Johnson & Higgins/Kirke Van Orsdel, Inc. Additionally, ADP initiated relationships with enterprise resource providers, enabling ADP to link its payroll and HR systems with ERP systems.

         The continued increase in multinational companies makes payroll and human resource management services a global opportunity. ADP Europe provides payroll solutions to nearly 25,000 clients in nine European countries. ADP Europe is the only Pan-European service provider, and more than half of the top 500 companies in Europe - those with 1,000 or more employees - are ADP Europe clients. In fiscal 1999, ADP Europe acquired three companies: Chessington (UK), Realisator (Switzerland) and Adid (France). Additionally, ADP is well positioned in Latin America to take advantage of future growth in this market. As previously stated, Employer Services' European and Latin American operations already comprise 12% of the consolidated Employer Services worldwide revenues.

         In fiscal 1999, ADP initiated Global Business Services. Through Global Business Services, ADP will provide a dedicated sales and service organization trained and equipped to handle payroll for clients with diverse locations in ADP's major world markets.

BROKERAGE SERVICES

         ADP Brokerage Services provides transaction processing, desktop productivity applications and investor communications services to the financial services industry. These services include back-office stock brokerage and related financial computing services such as trade processing, cage management, stock loan accounting, on-line inquiry and data collection, portfolio reporting, order matching and on-line trading. ADP Brokerage Services serves a diverse client base, including full-service and discount brokerage firms, global banks and Internet brokerage companies, as well as corporations, mutual funds, institutional investors, trading firms and other providers of financial services.

         In fiscal 1999, ADP Brokerage Services processed a significant portion of all U.S. and Canadian retail equity transactions, with combined daily volumes of 827,000 trades per day - clearly making ADP Brokerage Services the largest provider of transaction processing in North America.

         This year, ADP Brokerage Services introduced Internet-based products, such as electronic delivery of trade confirmations and statements, and a mutual fund sales tool, where users can view current fund information. ADP's clients can now order trades on-line for immediate delivery to an investor. ADP Brokerage Services also acquired Leading Edge Technologies, a supplier of software solutions to traders in the mortgage-backed securities market, and OMR Systems, a leading provider of global trade processing solutions for financial institutions.

         ADP Investor Communications Services (ICS), provides data processing, computerized vote tabulation, printing, mailing and literature fulfillment services. In fiscal 1999, ICS processed over 450 million shareholder mailings for over 14,000 publicly-traded companies on behalf of more than 800 brokerage firms and banks and 450 mutual fund families. This year, ICS tabulated over 50 million ballots representing more than 330 billion shares. Currently, 60% of all shares are voted over the telephone, the Internet, or via ProxyEdge(R), our PC-based electronic voting and recordkeeping product. ICS also distributed more than 10 million prospectuses to meet the post-sale customer compliance requirements of our clients. In March 1999, ADP ICS acquired Management Information Services Corp., a provider of shareholder communication services to mutual funds and the insurance industry.

         Internationally, ADP Brokerage Services serves brokerage and banking clients in 20 countries, processing their transactions in many currencies. Thirteen of the top 15 global banks use ADP's transactions processing services. ADP's Wilco Systems' GlossSM series international trading and settlement systems offer global multi-instrument, multi-currency trading, settlement and accounting services. The GlossSM product has specific features for North America, Europe, Asia and emerging markets. In fiscal 1999, ADP ICS distributed proxies and tabulated votes on behalf of client holdings in more than 70 countries. In addition, ICS began processing beneficial proxy services for large cap issuers in the domestic market of The Netherlands.

DEALER SERVICES

         ADP's Dealer Services provides computing, data and professional services to automobile and truck dealerships, as well as manufacturers, world-wide. Approximately 18,000 dealers (including more than 7,500 European automobile dealers and parts wholesalers) and more than 30 vehicle manufacturers use ADP's on-site systems and communications networks to manage sales, operations and marketing.

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

         Changes in customer expectations and manufacturers' requirements are modifying how the traditional dealership conducts business. In response to these changes, ADP is providing consulting services to its dealer clients to help them reengineer their management processes. ADP also offers solutions to help improve employee productivity and training, and provides the tools and services necessary to improve dealership productivity and profitability. ADP continues to automate the business processes for its clients through value-added products such as electronic parts catalogues, repair shop pricing and scheduling, laser printing, data archiving and document storage, and lease fleet management. Through its ADP Sandy Group unit, ADP Dealer Services assists automobile dealers and manufacturers in generating brand loyalty and customer satisfaction with customized communications programs.

         The Millennia3 platform is a key component of ADP's current dealer management system and its go-forward strategy to deliver Web-based client/server solutions for both automobile dealers and manufacturers. ADP's acquisition this year of Dealer Solutions, Inc., a developer of Windows NT(R) dealer management systems software, is another significant step in ADP's Web-based client/server strategy.


CLAIMS SERVICES

         ADP Claims Services offers a broad line of claims information products to property and casualty insurance companies, claims adjusters, repair shops and auto parts recycling facilities. These products help insurers to accurately estimate auto damage, property damage and bodily injury claims and help repair shops and recyclers locate parts and manage their operations. The products and services include automated collision damage repair estimating products for cars and trucks, integrated electronic digital imaging and communications services, vehicle valuation services for total losses, collision repair management systems products, aftermarket and recycled parts locating and pricing services and related management information products. This year, ADP Claims Services processed approximately 15 million claim estimates. ADP Claims Services has five product groups.

         Insurance Claims Services offers a broad range of cost containment products and services to the automobile physical damage and property claims markets in North America and Europe. Through its Claimsflo(R) brand, it assists a growing number of clients to streamline their workflow, reduce internal redundancies, prevent fraud and accelerate the process of claim settlement. Integrated Medical Solutions offers products and services that allow insurers to efficiently review medical expenses related to auto accidents and workers' compensation claims. These products and services are designed to assist clients in identifying and paying for only medically appropriate treatments. Collision Repair Services provides products for collision repair facilities. ADP Hollander provides inventory management and communications products and services to the automotive recycling industry. The products are designed to assist clients in creating and capturing operational efficiencies and expanding their market and sales through electronic parts locating with other auto recyclers and their business partners. Audatex provides insurance claims estimating outside of North America.

         This year, ADP Claims Services introduced to the Canadian market Electronic Medical Data Interchange (EMDI). EMDI creates an electronic link between service providers and insurer to facilitate pre-authorization of treatment. Payment for authorized services is then made via electronic funds transfer.


NATURE OF SERVICES PROVIDED

         In each of Employer Services, Dealer Services, Claims Services and most of Brokerage Services, ADP's services primarily involve the processing and utilization of client and/or third party data. Services to all industries are generally available by the electronic transmission (through communications lines) of computer-generated data and information from and to clients. Services are offered through a variety of systems and networks that run on industry-standard operating systems. Virtually none of ADP's services require ADP-proprietary hardware and/or operating systems.

         All of ADP's services utilize somewhat similar facilities, computers, communications networks, sales forces and client service support personnel. ADP's businesses share numerous facilities, selected computer rooms and communications networks, and ADP occasionally transfers some of its employees among business units. The input and output of all of ADP's businesses is data and information. On occasion ADP has transferred services and products between business units.

         While the labor intensiveness of a service may vary somewhat based on the degree of automation and complexity in providing the service, all services use the same basic functions as described above. None of ADP's service offerings are particularly capital intensive.

MARKETS AND MARKETING METHODS

         All of ADP's services are sold broadly across the United States and Canada. Most ADP services are offered in Western Europe and some employer services are now offered in Brazil. Services offered outside the United States amounted to approximately 18% of fiscal 1999 revenue. All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

         None of ADP's major business groups have a single homogenous client base or market. For example, while Brokerage Services primarily serves the retail brokerage market, it also serves banks, commodity dealers, the institutional brokerage market and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. While concentrations of clients exist, no one business group is material to ADP's overall revenue. Employer Services also sells to auto dealers, brokerage clients and insurance clients.

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

CLIENTS AND CLIENT CONTRACTS

         ADP provides computing services to over 450,000 clients. Annual revenues attributable to large client accounts range from $1 million to approximately $43 million per client, while thousands of small client accounts produce annual revenues of less than $1,000 each. ADP's largest single client accounts for approximately 1% of its annual revenue.

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

SYSTEMS DEVELOPMENT AND PROGRAMMING

         During the fiscal years ended June 30, 1999, 1998 and 1997, ADP spent $412,380,000, $376,485,000 and $297,794,000, respectively, on systems development and programming activities for the development of new, and the improvement and maintenance of existing, computing services.

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

         ADP's services are offered on a variety of computer platforms that run various operating systems. These computer platforms include those offered by IBM, IBM-compatibles, Compaq Computer Corp. (Digital Equipment Corp.), Apple, Motorola, Hewlett Packard and Boeing Co. (McDonnell Douglas). The industry-standard operating systems supporting such computer platforms include DOS, Windows, NT, OS2/Warp, VSE, OS/390, VMS, System 7 OS, Unix, Reality and Pick.

         ADP's service warranty to its clients is that if any errors or omissions occur in its service offerings, ADP will correct them as soon as possible. In addition, ADP provides, either directly or through third parties, maintenance and support for the ADP-provided equipment and software which facilitates the delivery of its services to clients.

NUMBER OF EMPLOYEES

         ADP employed approximately 37,000 persons as of June 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         See Item 10 in Part III hereof.

ITEM 2.  PROPERTIES

         ADP leases space for more than 55 of its processing centers. In addition, ADP leases numerous small processing centers and sales offices. All of these leases, which aggregate approximately 5,600,000 square feet in the United States, Canada, Europe, South America, Asia, Australia and South Africa, expire at various times up to the year 2016. ADP owns 34 of its processing facilities and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 2,800,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         See "Market Price, Dividend Data and Other" on page 17 of the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference. As of September 10, 1999, the Registrant had 32,681 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

         On November 10, 1998, the Registrant issued 5,520 shares of its
Common Stock and on April 9, 1999, the Registrant issued an additional 16,377 shares of its Common Stock to the shareholder of a company acquired by the Registrant in exchange for all of the issued and outstanding shares of the capital stock of such company pursuant to the terms of a stock purchase agreement. On April 22, 1999, the Registrant issued 328 shares of its Common Stock to the shareholders of a company acquired by the Registrant in exchange for all of the issued and outstanding shares of the capital stock of such company pursuant to the terms of a stock purchase agreement. On May 21, 1999, the Registrant issued an aggregate amount of 1,395,651 shares of its Common Stock to the shareholders of a company acquired by the Registrant in exchange for all of the issued and outstanding shares of the capital stock of such company in a pooling-of-interests transaction pursuant to the terms of a merger agreement. On May 28, 1999, the Registrant issued 2,914,135 shares of its Common Stock to the shareholders of a company acquired by the Registrant in exchange for all of the issued and outstanding shares of the capital stock of such company in a pooling-of-interests transaction pursuant to the terms of a merger agreement. The Registrant issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act, relating to sales by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         See "Selected Financial Data" on page 15 of the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

         See "Management's Discussion and Analysis" on pages 16-17 of the Registrant's 1999 Annual Report to Shareholders, the Letter to Shareholders on pages 3-4 of such report and the business descriptions on pages 6-13 of such report, which information is incorporated herein by reference.

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

The following supplementary data is incorporated herein by reference:

                                                          Page in 1999 Annual
                                                          REPORT TO SHAREHOLDERS

    Quarterly Financial Results (unaudited) for
             the two years ended June 30, 1999                      27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:


                                                                                                        Employed by
        NAME                           AGE                         POSITION                             ADP SINCE
        ----                           ---                         --------                             ---------

James B. Benson                        54                    Vice President, General                       1977
                                                             Counsel and Secretary

Richard C. Berke                       54                    Vice President, Human                         1989
                                                             Resources

Gary C. Butler                         52                    President and Chief                           1975
                                                             Operating Officer

Richard J. Daly                        46                    Group President,                              1989
                                                             Brokerage Services

G. Harry Durity                        52                    Vice President,                               1994
                                                             Worldwide Business
                                                             Development

Russell P. Fradin                      44                    Group President,                              1996
                                                             Employer Services

Eugene A. Hall                         43                    Senior Vice President                         1998

Richard J. Haviland                    53                    Chief Financial Officer                       1982
                                                             and Vice President

John Hogan                             51                    Group President,                              1993
                                                             Brokerage Services

S. Michael Martone                     51                    Group President, Dealer                       1987
                                                             Services

Arthur F. Weinbach                     56                    Chairman and                                  1980
                                                             Chief Executive Officer


         Messrs. Benson, Berke, Butler, Daly, Durity, Haviland, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

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

DIRECTORS OF THE REGISTRANT

         See "Election of Directors" in the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended June 30, 1999, no directors or officers submitted late filings under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

         See "Compensation of Executive Officers" in the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See "Election of Directors--Security Ownership of Certain Beneficial Owners and Managers" in the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Compensation of Executive Officers--Certain Transactions" in the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS

         The following consolidated financial statements of Automatic Data Processing, Inc. and its subsidiaries are included in Part II, Item 8:


                                                                                        Page in 1999 Annual
                                                                                        REPORT TO SHAREHOLDERS
                                                                                        ----------------------

         Independent Auditors' Report                                                             29

         Consolidated Balance Sheets - June 30, 1999 and 1998                                     19

         Statements of Consolidated Earnings - years
                      ended June 30, 1999, 1998 and 1997                                          18

         Statements of Consolidated Shareholders' Equity - years
                      ended June 30, 1999, 1998 and 1997                                          20

         Statements of Consolidated Cash Flows - years
                      ended June 30, 1999, 1998 and 1997                                          21

         Notes to Consolidated Statements                                                       22 - 27

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

         3. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

         3.1             -          Amended and Restated Certificate of Incorporation dated November 11, 1998 -
                                    incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form
                                    10-Q for the fiscal quarter ended December 31, 1998

         3.2             -          By-Laws as currently in effect - incorporated by reference to Exhibit (3)-#2 to
                                    Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
                                    1997

         4               -          Indenture dated as of February 20, 1992 between Automatic Data Processing, Inc. and
                                    Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit (4)-#1 to Registrant's
                                    Annual Report on Form 10-K for the fiscal year ended June 30, 1992

         10.1            -          Letter Agreement dated as of August 1, 1996 between Automatic Data Processing, Inc.
                                    and Arthur F. Weinbach - incorporated by reference to Exhibit 10.2 to Registrant's
                                    Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Management
                                    Contract)

         10.2            -          Letter Agreement dated September 14, 1998 between Automatic Data Processing, Inc.
                                    and Gary Butler - incorporated by reference to Exhibit 10.2 to Registrant's Annual
                                    Report on Form 10-K for the fiscal year ended June 30, 1998 (Management Contract)

         10.3            -          1981 Key Employees' Stock Option Plan - incorporated by reference to Registrant's
                                    Registration Statement No. 2-75287 on Form S-8 (Management Compensatory Plan)

         10.3(a)         -          Amendment to 1981 Key Employees' Stock Option Plan - incorporated by reference to
                                    Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989
                                    (Management Compensatory Plan)

         10.4            -          Key Employees' Restricted Stock Plan - incorporated by reference to Registrant's
                                    Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

         10.5            -          Supplemental Officers' Retirement Plan, as amended and restated - incorporated by reference to Exhibit 10(iii)(A)-#5 to Registrant's Annual Report on Form 10-K for
                                    the fiscal year ended June 30, 1993 (Management Compensatory Plan)

         10.5(a)         -          Amendment to Supplemental Officers' Retirement Plan (Management Compensatory Plan)
                                    - incorporated by reference to Exhibit 10(iii)(A)- #5 to Registrant's Annual Report
                                    on Form 10-K for the fiscal year ended June 30, 1997

         10.6            -          1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit
                                    10(iii)(A)-#7 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                                    June 30, 1990 (Management Compensatory Plan)

         10.6(a)         -          Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(6)(a)- to Registrant's Annual

                                    Report on Form 10-K for the
                                    fiscal year ended June 30, 1997 (Management Compensatory Plan)

         10.7            -          1990 Key Employees' Stock Option Plan - incorporated by reference to Exhibit
                                    10(iii)(A)-#8 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                                    June 30, 1990 (Management Compensatory Plan)

         10.7(a)         -          Amendment to 1990 Key Employees' Stock Option Plan (Management Compensatory Plan) -
                                    incorporated by reference to Exhibit 10(7)(a) to Registrant's Annual Report on Form
                                    10-K for the fiscal year ended June 30, 1997

         10.8            -          1994 Directors' Pension Arrangement - incorporated by reference to Exhibit
                                    10(iii)(A)-#10 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                                    June 30, 1994 (Management Compensatory Plan)

         10.9            -          1994 Executive Compensation Plan - incorporated by reference to Exhibit A to
                                    Registrant's Proxy Statement for its Annual Meeting of Stockholders held November
                                    15, 1994 (Management Compensatory Plan)

         10.10           -          2000 Key Employees' Stock Option Plan (Management Compensatory Plan)

         11              -          Schedule of Calculation of Earnings Per Share

         13              -          Pages 3-29 of the 1999 Annual Report to Shareholders (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

         21              -          Subsidiaries of the Registrant

         23              -          Independent Auditors' Consent

         27              -          Financial Data Schedule

         (b)          None.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
 and Shareholders of
Automatic Data Processing, Inc.
Roseland, New Jersey


We have audited the consolidated financial statements of Automatic Data Processing, Inc. and subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 10, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Automatic Data Processing, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
New York, New York
August 10, 1999

                         AUTOMATIC DATA PROCESSING, INC.

                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


COLUMN A                               COLUMN B                      COLUMN C                   COLUMN D             COLUMN E
--------                               --------                      --------                   --------             --------

                                                                        ADDITIONS
                                                         ----------------------------------------
                                                            (1)                    (2)
                                                                            Charged to
                                       Balance at        Charged to         other                                   Balance
                                       beginning         costs and          accounts-          Deductions-          at end
                                       of period         expenses           describe           describe             of period
                                       ---------         --------           --------           --------             ---------
Year ended June 30, 1999:
Allowance for doubtful accounts:
  Current                                $45,595          $ 17,551          $ 1,788 (B)        $(18,577) (A)         $ 46,357

  Long-term                              $14,431          $  2,470          $    --            $   (345) (A)         $ 16,556

Year ended June 30, 1998:
Allowance for doubtful accounts:
  Current                                $40,374          $ 17,677          $   907 (B)        $(13,363)             $ 45,595

  Long-term                              $20,370          $  1,345          $    --            $ (7,284) (A)         $ 14,431

Year ended June 30, 1997:
Allowance for doubtful accounts:
  Current                                $35,224          $ 13,787          $ 4,067 (B)        $(12,704)             $ 40,374

  Long-term                              $25,727          $  1,817          $    --            $ (7,174) (A)         $ 20,370




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

                                   AUTOMATIC DATA PROCESSING, INC.
                                                   (Registrant)

September 21, 1999                 By:  /s/ ARTHUR F. WEINBACH
                                        ----------------------
                                        Arthur F. Weinbach
                                        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                                    DATE
---------                                 -----                                    ----

/s/  ARTHUR F. WEINBACH               Chairman, Chief Executive             September 21, 1999
-----------------------------         Officer and Director
  (Arthur F. Weinbach)                (Principal Executive Officer)


/s/ RICHARD J. HAVILAND               Chief Financial Officer               September 21, 1999
-----------------------------         (Principal Financial Officer)
  (Richard J. Haviland)


/s/  GARY C. BUTLER                   Director                              September 21, 1999
-----------------------------
  (Gary C. Butler)


/s/  JOSEPH A. CALIFANO, JR.          Director                              September 21, 1999
-----------------------------
  (Joseph A. Califano, Jr.)


/s/  LEON G. COOPERMAN                Director                              September 21, 1999
-----------------------------
  (Leon G. Cooperman)



/s/  GEORGE H. HEILMEIER              Director                              September 21, 1999
-----------------------------
  (George H. Heilmeier)


                                      Director                              September 21, 1999
-----------------------------
  (Ann Dibble Jordan)


/s/  HARVEY M. KRUEGER                Director                              September 21, 1999
-----------------------------
  (Harvey M. Krueger)


                                      Director                              September 21, 1999
-----------------------------
  (Frederic V. Malek)


/s/  HENRY TAUB                       Director                              September 21, 1999
-----------------------------
  (Henry Taub)


/s/  LAURENCE A. TISCH                Director                              September 21, 1999
-----------------------------
  (Laurence A. Tisch)


/s/  JOSH S. WESTON                   Director                              September 21, 1999
-----------------------------
  (Josh S. Weston)
