Form 10-Q
period 1999-09-30
AUTOMATIC DATA PROCESSING INC
filed 1999-11-05
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
	                  Washington, D.C. 20549

	      QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
	          OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999 Commission File Number 1-5397



                   Automatic Data Processing, Inc.
-----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)



 Delaware                                        22-1467904
-----------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


 One ADP Boulevard, Roseland, New Jersey                  07068
-----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's Telephone Number, Including Area Code (973) 974-5000
                                                   --------------



                               No change
-----------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the commission and (2) has been subject to the filing requirements for at least the past 90 days.

          |X|   Yes            |_|     No

As of October 31, 1999 there were 625,108,036 common shares outstanding.

                                                        Form 10Q

       	Part I. Financial Information

	     STATEMENT OF CONSOLIDATED EARNINGS
           ----------------------------------

	    (In thousands, except per share amounts)

                                        Three Months Ended
                                  -----------------------------
                                  September 30,   September 30,
                                      1999             1998
                                      ----             ----

Revenues, other than PEO            $1,306,938     $1,208,431

PEO revenues (net of pass-through
 costs of $467,111 and $386,237,
 respectively)                          44,157         36,695
                                    ----------     ----------

Total revenues                       1,351,095      1,245,126
                                    ----------     ----------

Operating expenses                     551,090        553,308

General, administrative and
  selling expenses                     404,991        329,589

Depreciation and amortization           65,634         69,662

Systems development and
  programming costs                    103,655        101,071

Interest expense                         3,535          5,721
                                    ----------     ----------

                                     1,128,905      1,059,351
                                    ----------     ----------

EARNINGS BEFORE INCOME TAXES           222,190        185,775

Provision for income taxes              75,990         60,351
                                    ----------     ----------

NET EARNINGS                        $  146,200     $  125,424
                                    ==========     ==========

BASIC EARNINGS PER SHARE            $     0.23     $     0.20
                                    ==========     ==========

DILUTED EARNINGS PER SHARE          $     0.23     $     0.20
                                    ==========     ==========

Dividends per share                 $   .07625     $   .06625
                                    ==========     ==========

            See notes to consolidated statements.

                                                        Form 10Q

               	CONSOLIDATED BALANCE SHEETS
                  ---------------------------
	                   (IN THOUSANDS)
                                      September 30,     June 30,
                                          1999            1999
                                      ------------   -----------
Assets
------
Cash and cash equivalents             $  953,800     $  861,280
Short-term marketable securities         419,082        231,214
Accounts receivable                      825,420        860,836
Other current assets                     245,570        240,927
                                      ----------     ----------
  Total current assets                 2,443,872      2,194,257

Long-term marketable securities          945,947      1,076,546

Long-term receivables                    218,412        213,413

Land and buildings                       399,453        400,189
Data processing equipment                559,695        550,757
Furniture, leaseholds and other          451,410        449,862
                                      ----------     ----------
                                       1,410,558      1,400,808
  Less accumulated depreciation         (846,180)      (821,514)
                                      ----------     ----------
                                         564,378        579,294

Other assets                             287,806        228,936
Intangibles                            1,486,310      1,532,374
                                      ----------     ----------
                                      $5,946,725     $5,824,820
                                      ==========     ==========

Liabilities and Shareholders' Equity
------------------------------------
Notes payable                         $   60,185     $   66,952
Accounts payable                         103,026        130,456
Accrued expenses & other current
  liabilities                          1,012,757        952,326
Income taxes                             147,091        136,659
                                      ----------     ----------
  Total current liabilities            1,323,059      1,286,393

Long-term debt                           140,935        145,765
Other liabilities                        145,189        132,081
Deferred income taxes                    136,250        138,236
Deferred revenue                         106,951        114,404

Shareholders' equity:
  Common stock                            62,858         62,858
  Capital in excess of par value         405,736        421,333
  Retained earnings                    3,947,496      3,848,421
  Treasury stock                        (148,917)      (189,204)
  Accumulated other comprehensive
    income                              (172,832)      (135,467)
                                      ----------     ----------
                                       4,094,341      4,007,941
                                      ----------     ----------
                                      $5,946,725     $5,824,820
                                      ==========     ==========

             	See notes to consolidated statements.

                                                    Form 10Q

         	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            -----------------------------------------------

                        	(IN THOUSANDS)

                                              Three Months Ended
                                                 September 30,
                                              1999         1998
                                              ----         ----

Cash Flows From Operating Activities:
-------------------------------------


Net earnings                               $146,200     $125,424

Expenses not requiring outlay of cash        66,093       69,063

Changes in operating net assets              27,717       40,020
                                           --------     --------

 Net cash flows from operating activities   240,010      234,507
                                           --------     --------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities          (172,216)    (133,363)
Proceeds from sale of marketable securities  99,092       69,067
Capital expenditures                        (23,919)     (39,345)
Additions to intangibles                    (11,646)     (16,481)
Acquisitions of businesses                     (886)      (8,020)
Other                                       (12,030)       6,229
                                           --------     --------

 Net cash flows from investing
  activities                               (121,605)    (121,913)
                                           --------     --------

Cash Flows From Financing Activities:
-------------------------------------

Proceeds from issuance of notes               1,478       53,209
Repayments of debt                           (7,398)      (3,721)
Proceeds from issuance of common stock       27,659       23,569
Repurchases of common stock                       -       (7,033)
Dividends paid                              (47,624)     (40,138)
                                           --------     --------


 Net cash flows from financing activities   (25,885)      25,886
                                           --------     --------

Net change in cash and cash equivalents      92,520      138,480

Cash and cash equivalents, at beginning of
  period                                    861,280      763,063
                                           --------     --------

Cash and cash equivalents, at end of
  period                                   $953,800     $901,543
                                           ========     ========

	       See notes to consolidated statements.

                                                        Form 10Q


            	NOTES TO CONSOLIDATED STATEMENTS
                  --------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of the Company for the year ended
June 30, 1999.

Note A -	The results of operations for the three months
            ended September 30, 1999 may not be indicative of the results to be expected for the year ending June 30, 2000.

Note B -	The calculation of basic and diluted earnings
            per share is as follows:

(In thousands, except EPS)
                          Periods ended September 30,
              ---------------------------------------------------
                           1999                       1998
              ------------------------   ------------------------
               Income   Shares    EPS     Income   Shares    EPS
              --------  -------  -----   --------  -------  -----
Basic         $146,200  624,392  $0.23   $125,424  612,477  $0.20

Effect of zero
  coupon
  subordinated
  notes            753    4,745             1,069    7,128

Effect of stock
  options            -   13,683                 -   14,985
              -----------------          -----------------
 Diluted      $146,953  642,820  $0.23   $126,493  634,590  $0.20
              ========================   ========================


Note C -  Comprehensive income for the three months ended
          September 30, 1999 and 1998 follows:

                                              September 30,
                                             1999          1998
                                          --------      --------
		Net income                    $146,200      $125,424
		Other comprehensive income:
		 Foreign currency translation
              adjustment                   (27,851)       32,873
             Unrealized gain(loss) on
              securities                    (9,514)       (1,936)
                                          --------      --------
            Comprehensive income          $108,835      $156,361
                                          ========      ========

                                                        Form 10Q

Note D - Interim financial data by segment:


         ADP evaluates performance of its business units based on recurring operating results before interest, income taxes and foreign currency gains and losses. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility.
         As a result, various income and expense items, including non-recurring gains and losses, are recorded at the corporate level and certain shared costs are not allocated. Goodwill amortization is charged to business units at an accelerated rate to act as a surrogate for the cost of capital for acquisitions. Revenues on invested client funds are credited to Employer Services at a standard rate of 6%. Prior year's business unit results have been restated to reflect the current year's foreign exchange standard rates.

         Results of the Company's three largest business units, Employer Services, Brokerage Services and
         Dealer Services are shown below.

(In millions)           Employer      Brokerage     Dealer
Three months ended      Services      Services      Services
September 30,          ----------    -----------   -----------
                       1999  1998    1999   1998   1999   1998
                       ----  ----    ----   ----   ----   ----
Revenues               $ 809 $ 720   $ 258  $ 251  $ 187  $ 179
Pretax earnings        $ 147 $ 111   $  54  $  30  $  30  $  24

                                                       Form 10Q



                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   ------------------------------------

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended September 30, 1999.

Revenues and revenue growth by ADP's major business units for the three months ended September 30, 1999 and 1998 are shown below:

                             Revenues              Revenue Growth
                            September 30,          September 30,
                          ----------------        ---------------
                          1999        1998        1999      1998
                          ----        ----        ----      ----
                           ($ in millions)

     Employer Services  $  809     $  720           12%       19%
     Brokerage Services    258        251            3        13
     Dealer Services       187        179            4        10
     Other                  97         95            2        27
                        ------     ------         ----      ----
                        $1,351     $1,245            9%       17%
                        ======     ======         ====      ====

Consolidated revenues for the quarter of approximately
$1.4 billion were up 9% from last year. Revenue growth in the Company's three largest businesses, Employer, Brokerage and Dealer Services, was 12%, 3%, and 4%, respectively. Brokerage Services' growth was 24% excluding the impact of last year's sale of the Front Office business.

The primary components of "Other" revenues are claims services, interest income, foreign exchange differences, and miscellaneous processing services. In addition, "Other" revenues has been reduced to adjust for the difference between actual interest income earned on invested client funds and income credited to Employer
Services at a standard rate of 6%. The prior year's business unit results have been restated to reflect the current year's foreign exchange standard rates.

Pretax earnings for the quarter increased 20% to approximately $222 million. Consolidated pre-tax margins increased primarily from the impact of prior year dispositions in Employer Services and Brokerage Services and increased productivity in core businesses. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products. Excluding prior year dispositions, systems development and programming investments increased over 10% from the last year.

Net earnings for the quarter, after a higher effective tax rate, increased 17% to approximately
$146 million. The effective tax rate of 34.2% increased from 32.5% in the comparable quarter last year, primarily as a result of the greater weighting of taxable versus non-taxable earnings.

Diluted earnings per share grew 15% to $0.23 from $0.20 last year.

For the full year, we expect revenue growth of about
10% and diluted earnings per share growth of about
15% above the $1.13 reported prior to non-recurring items in fiscal 1999.

                                                      Form 10Q
FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At September 30, 1999, the Company had cash and marketable securities of $2.3 billion. Shareholders' equity was $4.1 billion and the ratio of long-term debt to equity was 3%.

Capital expenditures for fiscal 2000 are expected to approximate $215 million, compared to $178 million in fiscal 1999.

The Company's investment portfolio for corporate and client funds consists primarily of fixed income securities subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity, and therefore interest rate risk has not had an adverse impact on income or cash flows.

OTHER MATTERS

The majority of the Company's services involve computer processing and, as such, the Year 2000 could have a significant impact on the Company's products and services. As a result, the Company has worked for several years addressing both internal and third-party Year 2000 compliance issues.

The majority of the Company's mission-critical systems are Year 2000 compliant and the few remaining systems, primarily from recent acquisitions, are expected to be compliant before the end of the calendar year. In addition, the Company has been actively working with external agencies and partners, including government agencies, to determine and conform to their Year 2000 compliance plans. Third-party interface testing and resolution of Year 2000 issues with external agencies and partners are dependent upon those third parties completing their own Year 2000 remediation efforts.

The cost of Year 2000 remediation is not expected to have a material adverse effect on the Company's overall results, as these costs are not expected to be substantially different from normal recurring costs that are incurred for systems development and implementation.

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



                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                     (Registrant)




Date: November 5, 1999        /s/ Richard J. Haviland
                              -----------------------
                                  Richard J. Haviland



                                Chief Financial Officer
                             (Principal Financial Officer)
                             -----------------------------
                                        (Title)