Form 10-Q
period 1999-12-31
AUTOMATIC DATA PROCESSING INC
filed 2000-02-08
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
	                Washington, D.C. 20549

	        QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
	           OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1999  Commission File Number 1-5397



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

            |X| Yes               |_|  No


As of January 31, 2000 there were 630,265,028 common shares outstanding.

                                                    Form 10Q


               Part I. Financial Information

	       STATEMENTS OF CONSOLIDATED EARNINGS
             -----------------------------------

	     (In thousands, except per share amounts)

                        Three Months Ended      Six Months Ended
                            December 31,           December 31,
                        ------------------      ----------------
                         1999       1998        1999        1998
                         ----       ----        ----        ----
Revenues, other
 than PEO          $1,444,725 $1,273,986  $2,751,663  $2,482,417

PEO revenues (net of
 pass-through costs
 of $515,507,
 $430,965, $982,618
 and $817,202,
 respectively)         47,761     36,210      91,918      72,905
                   ---------- ----------  ----------  ----------

Total revenues      1,492,486  1,310,196   2,843,581   2,555,322
                   ---------- ----------  ----------  ----------

Operating expenses    613,778    560,794   1,164,868   1,114,102

General,
 administrative
 and selling expenses 395,094    314,773     800,085     644,362

Depreciation and
 amortization          67,547     68,813     133,181     138,475

Systems development
 and programming
 costs                109,225    105,722     212,880     206,793

Interest expense        3,642      5,652       7,177      11,373
                   ---------- ----------  ----------  ----------

                    1,189,286  1,055,754   2,318,191   2,115,105
                   ---------- ----------  ----------  ----------

EARNINGS BEFORE
 INCOME TAXES         303,200    254,442     525,390     440,217

Provision for
 income taxes         103,700    100,465     179,690     160,816
                   ---------- ----------  ----------  ----------



NET EARNINGS       $  199,500 $  153,977  $  345,700  $  279,401
                   ========== ==========  ==========  ==========

BASIC EARNINGS
 PER SHARE         $      .32 $     0.25  $      .55  $     0.46
                   ========== ==========  ==========  ==========

DILUTED EARNINGS
 PER SHARE         $      .31 $     0.24  $      .54  $     0.44
                   ========== ==========  ==========  ==========

Dividends per
 share             $   0.0875 $  0.07625  $  0.16375  $   0.1425
                   ========== ==========  ==========  ==========


            	See notes to consolidated statements.

                                                     Form 10Q


                 CONSOLIDATED BALANCE SHEETS
                 ---------------------------
	                 (IN THOUSANDS)
                                       December 31,      June 30,
Assets                                     1999            1999
------                                -----------     ----------

Cash and cash equivalents             $ 1,099,549     $  861,280
Short-term marketable securities          430,171        231,214
Accounts receivable                       877,127        860,836
Other current assets                      243,852        240,927
                                      -----------     ----------
  Total current assets                  2,650,699      2,194,257


Long-term marketable securities           951,286      1,076,546
Long-term receivables                     234,324        213,413

Land and buildings                        405,289        400,189
Data processing equipment                 570,586        550,757
Furniture, leaseholds and other           455,798        449,862
                                      -----------     ----------
                                        1,431,673      1,400,808
  Less accumulated depreciation          (871,845)      (821,514)
                                      -----------     ----------
                                          559,828        579,294

Other assets                              279,580        228,936
Intangibles                             1,457,119      1,532,374
                                      -----------     ----------

                                      $ 6,132,836     $5,824,820
                                      ===========     ==========

Liabilities and Shareholders' Equity
------------------------------------

Notes payable                         $    50,446     $   66,952
Accounts payable                          124,667        130,456
Accrued expenses & other current
  liabilities                             987,469        952,326
Income taxes                              114,894        136,659
                                      -----------     ----------
 Total current liabilities              1,277,476      1,286,393

Long-term debt                            140,791        145,765
Other liabilities                         157,063        132,081
Deferred income taxes                     134,083        138,236
Deferred revenue                          100,914        114,404

Shareholders' equity:
  Common stock                             63,145         62,858
  Capital in excess of par value          450,507        421,333
  Retained earnings                     4,092,238      3,848,421
  Treasury stock                          (86,993)      (189,204)
  Accumulated other comprehensive income (196,388)      (135,467)
                                      -----------     ----------
                                        4,322,509      4,007,941
                                      -----------     ----------
                                      $ 6,132,836     $5,824,820
                                      ===========     ==========


             	See notes to consolidated statements.

                                                       Form 10Q

      	CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            -----------------------------------------------

                            	(IN THOUSANDS)

                                             Six Months Ended
                                                 December 31,
                                              1999         1998
                                         ----------    ---------


Cash Flows From Operating Activities:
-------------------------------------

Net earnings                             $ 345,700    $ 279,401

Expenses not requiring outlay of cash      126,125      158,353

Changes in operating net assets             (8,240)     (58,246)
                                        ----------   ----------

 Net cash flows from operating activities  463,585      379,508
                                        ----------    ---------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities         (369,864)    (209,492)
Proceeds from sale of marketable
  securities                               283,497      145,462
Capital expenditures                       (59,490)     (83,534)
Additions to intangibles                   (28,771)     (35,243)
Net(acquisitions)dispositions of businesses  3,109       17,671
Other                                      (11,176)       8,773
                                        ----------    ---------

 Net cash flows used in
  investing activities                    (182,695)    (156,363)
                                        ----------    ---------

Cash Flows From Financing Activities:
-------------------------------------

Proceeds from issuance of notes payable      3,130      118,237
Proceeds from issuance of common stock      75,529       48,939
Repurchases of common stock                      -      (85,364)
Dividends paid                            (102,381)     (86,727)
Repayments of debt                         (18,899)    (267,869)
                                        ----------    ---------

 Net cash flows used in
  financing activities                     (42,621)    (272,784)
                                        ----------    ---------

Net change in cash and cash equivalents    238,269      (49,639)

Cash and cash equivalents, at beginning
 of period                                 861,280      763,063
                                        ----------    ---------
Cash and cash equivalents, at end
 of period                              $1,099,549    $ 713,424
                                        ==========    =========

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

Note A -    The results of operations for the six
            months ended December 31, 1999 may not
            be indicative of the results to be
            expected for the year ending June 30,
            2000.

Note B -    The calculation of basic and diluted
            earnings per share is as follows:

(In thousands, except EPS)

                         Periods ended December 31, 1999
             ----------------------------------------------------
                 Three month period            Six month period
             -------------------------   ------------------------
              Income   Shares     EPS     Income   Shares    EPS
              ------   ------     ---     ------   ------    ---

Basic EPS    $199,500  625,665  $ 0.32   $345,700  625,031 $ 0.55

Effect of zero
 coupon
 subordinated
 notes            737    4,585              1,490    4,665

Effect of
 stock
 options            -   15,408                  -   14,557
             -------------------------   ------------------------

Diluted EPS  $200,237  645,658  $ 0.31   $347,190  644,253 $ 0.54
             =========================   ========================

                        Periods ended December 31, 1998
             ----------------------------------------------------
                 Three month period            Six month period
             -------------------------   ------------------------
              Income   Shares     EPS     Income   Shares    EPS
              ------   ------     ---     ------   ------    ---

Basic EPS    $153,977  611,978   $0.25   $279,401  612,230  $0.46

Effect of zero
 coupon
 subordinated
 notes            929    6,147              1,998    6,638

Effect of
 stock
 options            -   15,495                  -   15,228
             -------------------------   ------------------------
Diluted EPS  $154,906  633,620   $0.24   $281,399  634,096  $0.44
             =========================   ========================

                                                       Form 10Q

Note C - Comprehensive income is as follows:

(In thousands)

                   Three months ended           Six months ended
		   	    December 31			   December 31
      	       1999         1998    	     1999        1998
                   ----         ----           ----        ----

Net earnings     $199,500   $153,977          $345,700  $279,401
Other comprehensive
 income:
  Foreign currency
   translation
   adjustments    (28,276)    25,182           (56,127)   58,055
  Unrealized
   gains (losses)
   on securities    4,720       (107)           (4,794)   (2,043)
                 --------   --------          --------  --------
Comprehensive
 income          $175,944   $179,052          $284,779  $335,413
                 ========   ========          ========  ========

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

                             Three months ended December 31,
                        ---------------------------------------
(In millions)           Employer     Brokerage      Dealer
                        Services     Services       Services
                        ----------    -----------   -----------
                        1999  1998    1999   1998   1999   1998
                        ----  ----    ----   ----   ----   ----

Revenues               $ 873 $ 794   $ 314  $ 220  $ 191  $ 183
Pretax earnings        $ 181 $ 145   $  63  $  37  $  32  $  29


                              Six months ended December 31,
                        -----------------------------------------
                        Employer       Brokerage      Dealer
                        Services       Services       Services
                        ------------   ------------   -----------
                        1999    1998    1999   1998   1999   1998
                        ----    ----    ----   ----   ----   ----


Revenues               $1,682 $1,514   $ 572  $ 471  $ 378  $ 362
Pretax earnings        $  328 $  256   $ 117  $  67  $  62  $  53

                                                     Form 10Q


                MANAGEMENT'S DISCUSSION AND ANALYSIS
                ------------------------------------

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended December 31, 1999.

Revenues and revenue growth by ADP's major business units are shown below:

                                           Revenues
                              ----------------------------------
                              3 Months Ended      6 Months Ended
                               December 31,        December 31,
                              -------------       -------------
                               1999    1998        1999    1998
                              ------ ------       ------ ------
                                       ($ in millions)

     Employer Services        $  873 $  794       $1,682 $1,514
     Brokerage Services          314    220          572    471
     Dealer Services             191    183          378    362
     Other                       114    113          212    208
                              ------ ------       ------ ------
                              $1,492 $1,310       $2,844 $2,555
                              ====== ======       ====== ======


                                        Revenue Growth
                              ----------------------------------
                              3 Months Ended      6 Months Ended
                               December 31,        December 31,
                              --------------      --------------
                               1999    1998        1999    1998
                              -----    -----      -----    -----
     Employer Services           10%     15%         11%     17%
     Brokerage Services          43      (5)         21       4
     Dealer Services              4       7           4       8
     Other                        1      24           1      25
                              -----    ----       -----    ----
                                 14%     11%         11%     14%
                              =====    ====       =====    ====


Consolidated revenues for the quarter grew 14% from last year to $1.5 billion aided by a single large company mailing in our Brokerage Investor
Communications business. Without the $35 million of revenue from the distribution, revenue growth would have been 11%. Revenue growth in Brokerage Services was 43%. Without the large mailing in the Investor Communications business, Brokerage Services grew 27%. Employer Services revenue growth, impacted by prior year dispositions, was 10%. Revenue growth in Dealer Services was 4%. Margins in the quarter increased primarily from the impact of prior year dispositions and increased operating efficiencies in each of our core businesses. Margins also benefited from increasing interest rates.

The primary components of "Other" revenues are claims services, interest income, foreign exchange differences, and miscellaneous processing services.
In addition, "Other" revenues have been reduced to adjust for differences between actual interest income and income credited to Employer Services at a standard rate of 6%. The prior year's business unit results have been restated to reflect the current year's budgeted foreign exchange rates.

                                                  Form 10Q

The quarter ended December 31, 1998 includes a pretax gain of approximately $22 million included in selling, general and administrative expenses, a provision for income taxes of approximately
$25 million, and a net loss of approximately
$3 million resulting from the sale of the Brokerage Services "front office" market data business. The quarter ended December 31, 1998 also includes approximately $21 million of transaction costs and other non-recurring adjustments, included in selling, general and administrative expenses ($14 million after tax) recorded by Vincam prior to the March 1999 pooling transaction.

Pretax earnings for the quarter increased
19% from last year. Excluding the impact of several prior year, non-recurring transactions pretax earnings increased 20%.

Net earnings for the quarter increased 30% to $200 million. Excluding the impact of several prior year, non-recurring transactions, net earnings increased 17% on a higher effective tax rate. The effective tax rate of 34.2% increased from 32.5% in the comparable quarter last year, adjusted for the prior year non-recurring transactions.
The increase in the effective tax rate is primarily a result of the greater weighting of taxable versus non-taxable earnings.

Diluted earnings per share grew 29% to $0.31 from $0.24 last year. Excluding the prior year non-recurring transactions, diluted earnings per share increased 15% from $0.27 last year.

For the full year, we expect revenue growth of about 10% and diluted earnings per share growth of about 15% above the $1.13 reported prior to non-recurring items in fiscal 1999.
We have accelerated $25 million of investments to benefit future years that were not originally planned in fiscal 2000. The investments, primarily new business and
Internet related, will be expensed in the current fiscal year.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At December 31, 1999, the Company had cash and marketable securities of $2.5 billion.
Shareholders' equity was $4.3 billion and the ratio of long-term debt to equity was 3%.

Capital expenditures for fiscal 2000 are expected to approximate $200 million, compared to $178 million in fiscal 1999.

The Company's investment portfolio for
corporate and client funds consists primarily of fixed income securities subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity and, therefore, interest rate risk has not had an adverse impact on income or cash flows.

                                                       Form 10Q
OTHER MATTERS

The majority of the Company's services involve computer processing and, as a result, the Company has worked for several years addressing both internal and third-party
Year 2000 compliance issues.

As of the date of this report, the
Company is not aware of any material issues that have arisen as a result of Year 2000.

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


Item 4.  Submission of Matters to a Vote
         of Security Holders

The Company's Annual Meeting of the Stockholders was held on November 9, 1999. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

Nominee	         In Favor	    Opposed  Abstained	  Not voted
-------              --------     -------  ---------    ---------
Gary C. Butler       519,729,332   145,756 3,164,786  105,503,700
Joseph A. Califano,
 Jr.                 518,772,709 1,102,379 4,121,409	104,547,077
Leon G. Cooperman	   519,792,050    83,038 3,102,068	105,566,418
George H. Heilmeier  519,729,687   145,401 3,164,431	105,504,055
Ann Dibble Jordan	   519,593,673   281,415 3,300,445	105,368,041
Harvey M. Krueger	   517,610,203 2,264,885 5,283,915	103,384,571
Frederic V. Malek	   519,519,371   355,717 3,374,747	105,293,739
Henry Taub           519,412,108   462,980 3,482,010	105,186,476
Laurence A. Tisch	   518,948,264   926,824 3,945,854	104,722,632
Arthur F. Weinbach   519,781,080    94,008 3,113,038	105,555,448
Josh S. Weston	   519,437,766   437,322 3,456,352	105,212,134

The result of the voting on the following additional item was as follows:

(a)  To approve the Company's 2000 Key Employees'
Stock Option Plan, and to authorize the issuance of up to 14,750,000 shares of the Common Stock of the Company for acquisition upon the exercise of options that may be granted to employees under such plan.

The votes of the stockholders on this ratification were as follows:

                  In Favor       Opposed   Abstained   Not voted
                  --------       -------   ---------   ---------
                  491,074,240  28,730,134  3,068,347  105,670,853

                                         		Form 10Q


(b)  To ratify the appointment of Deloitte
& Touche LLP to serve as the Company's
independent certified public accountants for the fiscal year begun on July 1, 1999.


The votes of the stockholders on this ratification were as follows:


                  In Favor       Opposed   Abstained   Not voted
                  --------       -------   ---------   ---------
                  520,694,342     648,191  1,508,017  105,693,024

Item 6. Exhibits and Reports on Form 10Q

(a) Exhibit
    Number        Exhibit
    ------        -------
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


                          AUTOMATIC DATA PROCESSING, INC.
                          -------------------------------
                                   (Registrant)


Date: February 7, 2000        /s/ Richard J. Haviland
                              ------------------------
                                Richard J. Haviland


                              Chief Financial Officer
                           (Principal Financial Officer)
                           -----------------------------
                                     (Title)