Form 10-Q
period 2000-03-31
AUTOMATIC DATA PROCESSING INC
filed 2000-05-08
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 2000  Commission File Number 1-5397
                    --------------                         ------


                    Automatic Data Processing, Inc
-----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


Delaware                                      22-1467904
-----------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)          Identification Number)


One ADP Boulevard, Roseland, New Jersey                07068
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


     |X|        Yes               |_|            No



As of April 30, 2000, there were 627,208,423 shares outstanding.

                                                  Form 10Q


                   Part I. Financial Information

               STATEMENTS OF CONSOLIDATED EARNINGS
               -----------------------------------
              (In thousands, except per share amounts)
                            (Unaudited)

                       Three Months Ended      Nine Months Ended
                            March 31,                March 31,
                       ------------------      ------------------
                         2000        1999        2000        1999
                         ----        ----        ----        ----
Revenues, other
  than PEO          1,665,379  $1,469,903  $4,417,042  $3,952,320
PEO revenues (net
 of pass-through
 costs of $567,387,
 $451,498, $1,550,005,
 and $1,276,091,
 respectively)         54,351      44,229     146,269     117,134
                   ----------  ----------  ----------  ----------
                    1,719,730   1,514,132   4,563,311   4,069,454
                   ----------  ----------  ----------  ----------

Operating expenses    661,935     611,234   1,826,802   1,725,336

General,
 administrative and
 selling expenses     446,931     379,476   1,247,017   1,023,838

Depreciation and
 amortization          72,851      65,399     206,032     203,874

Systems development and
  programming costs   119,747     102,543     332,627     309,336

Interest expense        2,816       3,880       9,993      15,253
                   ----------  ----------  ----------  ----------
                    1,304,280   1,162,532   3,622,471   3,277,637
                   ----------  ----------  ----------  ----------

EARNINGS BEFORE
 INCOME TAXES         415,450     351,600     940,840     791,817

Provision for income
  taxes               144,140     125,950     323,830     286,766
                   ----------  ----------  ----------  ----------

NET EARNINGS       $  271,310  $  225,650  $  617,010  $  505,051
                   ==========  ==========  ==========  ==========

BASIC EARNINGS PER
 SHARE             $      .43  $      .37  $      .99  $      .82
                   ==========  ==========  ==========  ==========
DILUTED EARNINGS
 PER SHARE         $      .42  $      .36  $      .96  $      .80
                   ==========  ==========  ==========  ==========
Dividends per
 share             $    .0875  $   .07625  $   .25125  $   .21875
                   ==========  ==========  ==========  ==========




          See notes to the consolidated financial statements.

                                                      Form 10Q

                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                         (In thousands)
                          (Unaudited)
                                       March 31,       June 30,
Assets                                   2000            1999
------                                 ----------     ----------

Cash and cash equivalents              $1,428,618     $  861,280
Short-term marketable securities          498,288        231,214
Accounts receivable                       900,601        860,836
Other current assets                      200,405        240,927
                                       ----------     ----------
  Total current assets                  3,027,912      2,194,257

Long-term marketable securities           618,918      1,076,546
Long-term receivables                     238,882        213,413

Land and buildings                        423,610        400,189
Data processing equipment                 592,203        550,757
Furniture, leaseholds and other           465,612        449,862
                                       ----------     ----------
                                        1,481,425      1,400,808
  Less accumulated depreciation          (902,000)      (821,514)
                                       ----------     ----------
                                          579,425        579,294

Other assets                              273,813        228,936
Intangibles                             1,464,042      1,532,374
                                       ----------    ----------
                                       $6,202,992    $5,824,820
                                       ==========    ==========

Liabilities and Shareholders' Equity
------------------------------------
Notes payable                          $   41,474    $   66,952
Accounts payable                          103,155       130,456
Accrued expenses & other current
  liabilities                           1,055,390       952,326
Income taxes                              134,587       136,659
                                       ----------     ---------
  Total current liabilities             1,334,606     1,286,393

Long-term debt                            138,475       145,765
Other liabilities                         149,527       132,081
Deferred income taxes                     132,972       138,236
Deferred revenue                          102,844       114,404

Shareholders' equity:
  Common stock                             63,145        62,858
  Capital in excess of par value          418,856       421,333
  Retained earnings                     4,308,357     3,848,421
  Treasury stock                         (221,849)     (189,204)
  Accumulated other comprehensive income (223,941)     (135,467)
                                       ----------    ----------
                                        4,344,568     4,007,941
                                       ----------    ----------
                                       $6,202,992    $5,824,820
                                       ==========    ==========

See notes to the consolidated financial statements.

                                                    Form 10Q

          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
          -----------------------------------------------
                          (In thousands)
                           (Unaudited)

                                             Nine Months Ended
                                                  March 31,
                                              2000        1999
                                         ----------    ---------

Cash Flows From Operating Activities:
-------------------------------------

Net earnings                             $  617,010    $ 505,051

Expenses not requiring outlay of cash       230,512      138,716

Changes in operating net assets              42,162       47,560
                                         ----------    ---------

 Net cash flows from operating activities   889,684      691,327
                                         ----------    ---------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities          (662,235)    (313,544)
Proceeds from sale of marketable securities 821,889      219,772
Capital expenditures                       (116,306)    (137,115)
Additions to intangibles                    (55,553)     (51,183)
Acquisitions of businesses                  (41,546)     (85,607)
Dispositions of businesses                   10,943      200,505
Other                                       (12,675)      13,570
                                         ----------    ---------


 Net cash flows used in investing
  activities                                (55,483)    (153,602)
                                         ----------    ---------

Cash Flows From Financing Activities:
-------------------------------------

Proceeds from issuance of notes              10,547       90,568
Repayments of long-term debt                (35,979)    (273,659)
Proceeds from issuance of common stock      117,148       74,136
Repurchases of common stock                (201,007)     (85,365)
Dividends paid                             (157,572)    (133,863)
                                         ----------    ---------

 Net cash flows used in financing
  activities                               (266,863)    (328,183)
                                         ----------    ---------

Net change in cash and cash equivalents     567,338      209,542

Cash and cash equivalents, at beginning
  of period                                 861,280      763,063
                                         ----------    ---------

Cash and cash equivalents, at end of
  period             			                 $1,428,618    $ 972,605
                                         ==========    =========

        See notes to the consolidated financial statements.

                                                      Form 10Q


           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------
                            (Unaudited)

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of Automatic Data Processing, Inc. (the "Company") for the year ended June 30, 1999.

Note A -    The results of operations for the nine
            months ended March 31, 2000 may not be
            indicative of the results to be expected for the year ending June 30, 2000.

Note B - The calculation of basic and diluted earnings per share is as follows:

(In thousands, except EPS)
                         Periods ended March 31, 2000
             ----------------------------------------------------
                 Three month period            Nine month period
             -------------------------   ------------------------
               Income   Shares     EPS     Income   Shares    EPS
               ------   ------     ---     ------   ------    ---
Basic        $271,310  629,144  $ 0.43   $617,010  626,401 $ 0.99

Effect of zero
 coupon
 subordinated
 notes            718    4,416              2,208    4,582

Effect of stock
  options           -   14,199                  -   14,324
             -----------------           -----------------
Diluted      $272,028  647,759  $ 0.42   $619,218  645,307 $ 0.96
             =========================   ========================

                         Periods ended March 31, 1999
             ----------------------------------------------------
                 Three month period            Nine month period
             -------------------------   ------------------------
               Income   Shares     EPS     Income   Shares    EPS
               ------   ------     ---     ------   ------    ---
Basic        $225,650  617,364   $0.37   $505,051  613,927  $0.82

Effect of zero
 coupon
 subordinated
 notes            847    5,598              2,845    6,291

Effect of stock
  options           -   14,140                  -   14,912
             -----------------           -----------------
Diluted      $226,497  637,102   $0.36   $507,896  635,130  $0.80
             =========================   ========================

                                                      Form 10Q

Note C - Comprehensive income for the three and nine months ended March 31, 2000 and 1999 is as follows:

(In thousands)

                  Three months ended           Nine months ended
                       March 31                     March 31
                  2000          1999           2000         1999
                  ----          ----           ----         ----

Net earnings     $271,310   $225,650          $617,010  $505,051
Other comprehensive
 income:
  Foreign currency
   translation
   adjustments    (28,614)   (73,870)          (84,741)  (15,815)
  Unrealized gains
   (losses)
   on securities    1,061     31,722            (3,733)   29,679
                 --------   --------          --------  --------
Comprehensive
 income          $243,757   $183,502          $528,536  $518,915
                 ========   ========          ========  ========


Note D - Interim financial data by segment:

         The Company evaluates performance of its business units based on recurring operating results before interest, income taxes and foreign currency gains and losses. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility. As a result, various income and expense items, including non-recurring gains and losses, are recorded at the corporate level and certain shared costs are not allocated. Goodwill amortization is charged to business units at an accelerated rate to act as a surrogate for the cost of capital for acquisitions. Revenues on invested client funds are credited to Employer Services at a standard rate of 6%. Prior year's business unit results have been restated to reflect the current year's foreign exchange standard rates.

         Results of the Company's three largest business units, Employer Services, Brokerage Services and Dealer
         Services are shown below.

                             Three months ended March 31,
                        ----------------------------------------
(In millions)           Employer      Brokerage      Dealer
                        Services      Services       Services
                        --------      --------       --------
                        2000   1999    2000   1999   2000   1999
                        ----   ----    ----   ----   ----   ----

Revenues               $1,036 $ 953   $ 402  $ 287  $ 184  $ 183
Pretax earnings        $  295 $ 271   $  99  $  58  $  29  $  30

                             Nine months ended March 31,
                       ------------------------------------------
                        Employer       Brokerage      Dealer
                        Services       Services       Services
                        --------       ---------      --------
                        2000    1999    2000   1999   2000   1999
                        ----    ----    ----   ----   ----   ----

Revenues               $2,718 $2,467   $ 974  $ 758  $ 562  $ 545
Pretax earnings        $  623 $  527   $ 216  $ 125  $  91  $  83

                                                       Form 10Q

               MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended March 31, 2000.

Revenues and revenue growth by the Company's major business units are shown below:

                                      Revenues
                        -------------------------------------
                        Three Months Ended Nine Months Ended
                            March 31,           March 31,
                          2000     1999       2000    1999
                        ------   ------     ------  ------
                                   ($ in millions)

   Employer Services    $1,036    $ 953     $2,718  $2,467
   Brokerage Services      402      287        974     758
   Dealer Services         184      183        562     545
   Other                    98       91        309     299
                        ------   ------     ------  ------
                        $1,720   $1,514     $4,563  $4,069
                        ======   ======     ======  ======

                                 Revenue  Growth
                        -------------------------------------
                         Three Months Ended Nine Months Ended
                            March 31,           March 31,
                          2000     1999       2000     1999
                        ------   ------      -----    -----

   Employer Services         9%      18%        10%     17%
   Brokerage Services       40        3         28       3
   Dealer Services           1        3          3       6
   Other                     8       25          3      25
                        ------   ------      -----    ----
                            14%      13%        12%     13%
                        ======   ======      =====    ====



Consolidated revenues for the quarter grew 14% from last year to $1.7 billion. Revenue growth in Employer
Services was 9%, impacted by prior year dispositions and slower new business sales in November and December resulting from Year 2000 related decision deferrals.
Employer Services sales rebounded during the third quarter. Brokerage revenue growth was 40%, supported by strong trading volume. Dealer Services revenue growth of 1% was affected by the impact of prior year dispositions, slower international installations and lower consulting activity.

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

Pretax earnings for the quarter increased 18% from last year. Excluding the impact of several prior year, non-recurring transactions pretax earnings increased 23%.

Net earnings for the quarter, after a lower effective tax rate, increased 20% to $271 million. The effective tax rate of 34.7% increased from 33.0% in the comparable quarter last year, adjusted for the prior year non-recurring transactions. The increase in the effective tax rate is primarily a result of a change in the investment mix to a greater weighting of taxable versus non-taxable investments.

Diluted earnings per share grew 17% to $.42 from $.36 last year.

For the full year, the Company expects revenue growth to exceed 10% and expects to meet or exceed diluted earnings per share growth of about 15% above the $1.13 reported prior to non-recurring items in fiscal 1999.
The Company has accelerated $45 million of investments to benefit future years that were not originally planned in fiscal 2000 expenses. These investments are primarily new business and Internet related.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 2000, the Company had cash and marketable securities of approximately $2.5 billion. Shareholders' equity was approximately $4.3 billion and the ratio of long-term debt to equity was 3%.

Capital expenditures for fiscal 2000 are expected to be approximately $200 million, compared to $178 million in fiscal 1999.

During the first nine months of fiscal 2000, the Company purchased 4.6 million shares of common stock for treasury at an average price per share of approximately $43. The Company has remaining
Board authorization to purchase up to 19.9 million additional shares to fund equity related employee benefit plans.

The Company's investment portfolio for corporate and client funds consists primarily of fixed income securities subject to interest rate risk, including

                                                        Form 10Q

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



                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                     (Registrant)




Date: May 9, 2000            	 /s/ Richard J. Haviland
                               -----------------------
                                 Richard J. Haviland


                              Chief Financial Officer
                            (Principal Financial Officer)
                            ----------------------------
                                      (Title)