Form 10-K
period 2000-06-30
AUTOMATIC DATA PROCESSING INC
filed 2000-09-12
CIK 8670

--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 6, 2000 was approximately $38,792,200,000. On September 6, 2000, there were 630,126,931 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's 2000 Annual Report to Shareholders                                                    Parts I, II & IV
Portions of the Registrant's  Proxy Statement for Annual Meeting of Stockholders to be held on November 14, 2000.  Part      III
-----------------------------------------------------------------------------------------------------------------------------------

                                     Part I

Item 1.  Business

         Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries "ADP" or the "Registrant"), is one of the largest providers of computerized transaction processing, data communication, and information services in the world. For financial information by segment and by geographic area, see Note 11 of the "Notes to Consolidated Financial Statements" contained in ADP's 2000 Annual Report to Shareholders, which information is incorporated herein by reference. The following summary describes ADP's activities.

Employer Services

         ADP Employer Services offers a comprehensive range of payroll, human resources, benefits administration, time and attendance, tax filing and reporting, professional employer organization ("PEO"), compliance management (e.g., new hire reporting and wage garnishment processing) and retirement plan services to 450,000 employers in the United States, Canada, Europe and Latin America. These services are marketed through ADP's direct marketing sales forces and through other indirect sales channels such as marketing relationships with banks, accountants, and increasingly, online companies through which ADP's services are marketed to their customers. In fiscal 2000, North America accounted for 88% of Employer Services' revenues, with Europe generating 11% of Employer Services' revenues and Latin America (principally Brazil) contributing the remaining 1%. Further, with the acquisition of PayConnect in July of 2000, ADP entered into the payroll services market of Australia, and currently provides payroll and HR solutions to over 7,500 clients in Australia.

         In North America, ADP provides payroll services that include the preparation of client employee paychecks and electronic direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, Medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. ADP's tax filing services process federal, state and local payroll taxes on behalf of ADP clients and remit such taxes to the appropriate taxing authorities when due. Through service offerings such as new hire reporting, ADP check/full service direct deposit (in conjunction with major bank partners) and wage garnishment payment, the ADP Tax and Financial Services Center is also responsible for the efficient movement of funds and information to third parties. In Europe and Latin America, ADP Employer Services provides full departmental outsourcing of payroll services.

         ADP Employer Services' approach to the market is to match a client's needs with the product that will best meet expectations. In North America, approximately 30% of Employer Services' revenue during the past fiscal year was attributable to its Emerging Business Services (companies with fewer than 100 employees); approximately 34% of such revenue was attributable to Major Accounts (companies with between 100 and 999 employees); and approximately 25% of such revenue was attributable to National Accounts (companies with 1,000 or more employees).

         ADP's human resource ("HR") services, operating in conjunction with a client's payroll database, provide comprehensive recordkeeping HR services, including benefits administration and outsourcing, applicant tracking, employee history and position control.

         ADP is in the process of Internet-enabling existing product offerings, while at the same time creating new products expressly designed for the Internet. This year ADP launched its eBusiness

Services unit to provide online payroll, HR, 401(k) and other services to smaller companies that use the Internet to staff, manage, pay and retain their employees. ADP also introduced ADP Enterprise Payroll, an Internet-based system with self-service features for large businesses. Clients can now use ADP Connection(TM) to interface ADP's payroll and tax filing solutions with enterprise resource planning applications from Oracle(R), SAP and PeopleSoft(R). ADP is also developing an Internet-based payroll, benefits and HR management system with self-service features for the middle market.

         Emerging Business Services ("EBS") processes payroll for over 370,000 clients. EBS provides these smaller companies of usually 1-99 employees with leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Accounts
(100-999 employees) offers a full suite of best-of-breed employer services solutions for mid-sized companies, including full database and other functional integration between payroll and HR. Many of the world's largest corporations (1000 or more employees) are National Accounts Services clients. In many cases, ADP provides system solutions for its clients' entire human resource, payroll and benefits needs. For those companies who choose to process these applications in-house, ADP also delivers stand-alone services such as payroll tax filing, check printing and distribution, and year-end statements (i.e., W-2's). Other large clients rely on ADP to design and deliver their own customized human resource information systems and benefits outsourcing solutions. Further, as part of ADP's initiatives to develop online products and services, this year ADP acquired Business Management Software, LTD, a United Kingdom-based software developer and long-term partner of ADP, specializing in the development of payroll and HR applications.

         The ADP Tax and Financial Services Center supports large, mid-sized and small clients. It provides an electronic interface between approximately 350,000 ADP clients in the United States and Canada and about 2000 federal, state and local tax agencies, from the Internal Revenue Service to local town governments. In fiscal 2000, the ADP Tax and Financial Service Center processed over 17 million federal and other employer payroll tax returns.

         In 1999, ADP became the second largest PEO in the United States with the acquisition of The Vincam Group, Inc. A PEO provides a comprehensive, bundled outsourcing solution, including payroll, HR, benefits and workers' compensation to its clients. ADP's combined PEO business, called TotalSource(R), has 26 offices located in 11 states and supports approximately 85,000 work-site employees in 48 states.

         ADP complements its payroll and HR services with additional employer services that include products ranging from time and attendance tracking to 401(k) recordkeeping. ADP's unemployment compensation services aid clients in managing and reducing unemployment insurance costs. In the last fiscal year, ADP enhanced its position as a leading benefits administration provider with the acquisition of netBOA, Inc., a provider of COBRA administration services.

         The continued increase in multinational companies makes payroll and human resource management services a global opportunity. ADP Europe provides payroll solutions to nearly 24,000 clients in nine European countries and is the only Pan-European service provider. Additionally, ADP is well positioned in Latin America to take advantage of future growth in this market. As previously stated, Employer Services' European and Latin American operations already comprise 12% of the consolidated Employer Services worldwide revenues. As this business grows, ADP's Global Business Services will provide a dedicated sales and service organization trained and equipped to handle payroll for clients with diverse locations in ADP's major world markets.

Brokerage Services

         ADP Brokerage Services provides securities transaction processing, broker productivity applications and investor communication services to the financial services industry. These services include bank and brokerage back-office and related financial computing services such as trade processing, automated inquiry, reporting and record keeping services for virtually all financial instruments including foreign currency, fixed income, equities, commodities and derivatives.

         ADP serves a diverse client base, including full service and discount brokerage firms, global banks, and Internet brokerage companies, as well as corporations, mutual funds, institutional investors, specialty trading firms, and other providers of financial services.

         In fiscal 2000, ADP processed a significant portion of U.S. and Canadian securities transactions, with combined daily volumes of more than 1.2 million trades per day, up 50% from the prior year. In addition, ADP served the North American securities transaction processing needs of most large global banks.

         This year, ADP processed over 25% of all online trades in North America and expanded its presence as a leading service provider of Internet-based brokerage services. ADP also initiated new relationships with Web Street Securities and Millennium Clearing Company LLC, a subsidiary of National Discount Brokers Group, Inc.

         ADP Brokerage Services also provides computerized proxy vote tabulation and shareholder communication, distribution and fulfillment services, including Internet-enabled products and services. In fiscal 2000, ADP handled over 680 million shareholder communications on behalf of its clients worldwide, nearly 35% more than fiscal 1999. It also more than doubled Internet distribution of shareholder communications in fiscal 2000. ADP also signed Morgan Stanley Dean Witter to a new multi-year investor communication services contract. This year, ADP created the IRexpress.com(SM) Internet platform suite of services that allows investor relations professionals to manage their process, access institutional ownership of information, and track institutional portfolios online.

         Internationally, ADP Brokerage Services integrated the delivery of multiple products and services through its Global Processing Solution. ADP now serves brokerage and banking clients in 25 countries, providing global trade processing and settlement systems for international securities in multiple currencies. In fiscal 2000, ADP's Wilco Systems strengthened its ability to adapt to market changes by setting up a development center in Hyderabad, India. In fiscal 2000, ADP also launched initiatives to continue serving the emerging online brokerage markets internationally, developing a new
Internet-enabled trading  solution  for  the  European  market,   with  global
straight through processing capabilities, as well as partnering with a leading provider of end-to-end on-line retail financial services enabling ADP to offer turnkey Internet solutions. In addition, ADP maintained ISO 9002 certification for shareholder information processing, an international standard for the highest quality.

         In June 2000, ADP acquired Cunningham Graphics International, Inc., a provider of a wide range of graphic communications services to financial services, insurance, healthcare, and telecommunication firms, as well as publishing houses. These services include the production and distribution of time sensitive analytical research and marketing materials, as well as general commercial and on-demand printing services. Cunningham Graphics operates in select international markets through its facilities in the United States, United Kingdom, Canada, Hong Kong, and Singapore.

Dealer Services

         ADP Dealer Services provides e-business and integrated computing solutions for motor vehicle (car and truck) retailers and their manufacturers worldwide. Approximately 40% of the automotive retailers in North America (about 20% globally) and more than 30 vehicle manufacturers use ADP's on-site systems and communications networks to manage sales, operations and marketing, with over 200,000 installed applications.

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

         In fiscal 2000, ADP Dealer Services formed ChoiceParts, LLC with ADP Claims Services and other partners to establish an efficient parts procurement marketplace for auto retailers and collision repair centers. ADP's acquisition last year of Dealer Solutions, Inc., a developer of Windows NT(R) dealer management systems software, is another significant step in ADP's Internet-based strategy. This past fiscal year, ADP launched DealerSuite.com(SM), an e-business portal that provides dealers with quick access to a wide range of Internet-based products, services and tools, including consumer finance sources, online training, and ADP customer service. ADP also introduced myautogarage.com(SM), ADP's Internet initiative with IBM that links dealers and manufacturers with vehicle owners to create unique brand loyalty relationships.

Claims Services

         ADP Claims Services offers a broad line of claims information products to property and casualty insurance companies, claims adjusters, repair shops and auto parts recycling facilities. These products help insurers to accurately estimate auto damage, property damage and bodily injury claims and help repair shops and recyclers locate parts and manage their operations. The products and services include the following: repair estimating applications and databases for the property and casualty, and collision repair industries, including wireless-enabled, digital imaging, and complete workflow services; total loss vehicle valuations; body shop management systems; parts locator systems; and medical cost containment applications and services for the auto injury and workers' compensation markets.

Markets and Marketing Methods

         All of ADP's services are sold broadly across the United States and Canada. Most ADP services are offered in Western Europe and some employer services are offered in Brazil and Australia. All services use common marketing techniques, including direct sales methodologies with emphasis on referral sources.

         None of ADP's major business groups have a single homogenous client base or market. For example, while Brokerage Services primarily serves the retail brokerage market, it also serves banks, commodity dealers, the institutional brokerage market and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers, brokerage clients and insurance clients. While concentrations of clients exist, no one business group is material to ADP's overall revenue.

         None of ADP's businesses are overly sensitive to price changes. Economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP's services.

         ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or business unit in ADP is subject to unique market risk.

Competition

         The computing services industry is highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of computerized transaction processing, data communication and information services in the world.

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

Clients and Client Contracts

         ADP provides its services to nearly 500,000 clients. No single client accounts for revenues in excess of 1% of annual consolidated revenue.

         ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and because no sale is considered firm until it is installed and begins producing revenue.

         ADP's average client retention is about 8 years in Employer Services and is 10 or more years in Brokerage, Dealer and Claims Services, and does not vary significantly from period to period.

         ADP's services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. Discounts, rebates and promotions offered by ADP to clients are not material.

         ADP offers a service warranty to its clients that if any errors or omissions occur in its service offerings, ADP will correct them as soon as possible. In addition, ADP provides, either directly or through third parties, maintenance and support for the ADP-provided equipment and software which facilitates the delivery of its services to clients.

Systems Development and Programming

         During the fiscal years ended June 30, 2000, 1999 and 1998, ADP spent $460 million, $412 million and $376 million, respectively, on systems development and programming activities for the development of new, and the improvement and maintenance of existing, computing services.

Product Development

         ADP continually upgrades, enhances and expands its existing products and services. Generally, no new product or service has a significant effect on ADP's revenue or negatively impacts its existing products and services, and ADP's products and services have a significant remaining life cycle.

Licenses

         ADP is the licensee under a number of agreements for computer programs and databases. ADP's business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks and franchises are not material to ADP's business as a whole.

Number of Employees

         ADP employed approximately 40,000 persons as of June 30, 2000.

Item 2.  Properties

         ADP leases space for more than 55 of its processing centers. In addition, ADP leases numerous small processing centers and sales offices. All of these leases, which aggregate approximately 5,800,000 square feet in the United States, Canada, Europe, South America, Asia, Australia and South Africa, expire at various times up to the year 2016. ADP owns 30 of its processing facilities and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,000,000 square feet.

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

         See "Market Price, Dividend Data and Other" contained in the Registrant's 2000 Annual Report to Shareholders, which information is incorporated herein by reference. As of September 6, 2000, the Registrant had 33,985 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

         On July 6, 1999, the Registrant issued 6,317 shares of its Common Stock in respect of an earnout paid to certain shareholders of a company previously acquired by the Registrant in exchange for all of the issued and outstanding shares of such company pursuant to a stock acquisition agreement dated April 28, 1998. On December 23, 1999, the Registrant issued 178,228 shares of its Common Stock in respect of an earnout paid to certain shareholders of a company previously acquired by the Registrant in exchange for all of the issued and outstanding shares of such company pursuant to a stock purchase agreement dated February 11, 1998. On June 30, 2000, the Registrant issued 293,325 shares of its Common Stock to the shareholders of a company acquired by the Registrant in exchange for all of the issued and outstanding shares of the capital stock of such company pursuant to the terms of a share purchase agreement. The Registrant issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act, relating to sales by an issuer not involving a public offering.

Item 6.  Selected Financial Data

         See "Selected Financial Data" contained in the Registrant's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See   "Management's   Discussion   and   Analysis"   contained  in  the
Registrant's   2000  Annual  Report  to  Shareholders,   which   information  is
incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Approximately half of the Registrant's overall investment portfolio is invested in overnight interest-bearing instruments, which are therefore impacted immediately by changes in interest rates. The other half of the Registrant's investment portfolio is invested in fixed-income securities, with maturities up to five and a half years, which are also subject to interest rate risk, including reinvestment risk. The Registrant has historically had the ability to hold these investments until maturity, and therefore this has not had an adverse impact on income or cash flows.

Item 8.  Financial Statements and Supplementary Data

         The   financial   statements   described   in  Item  14(a)  hereof  are
incorporated herein.

The following supplementary data is incorporated herein by reference:

         Quarterly  Financial  Results  (unaudited) for the two years ended June
         30, 2000 (see Note 12 of the "Notes to Consolidated Financial Statements" contained in ADP's 2000 Annual Report to Shareholders)

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

         None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

         The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:



                                                                                                        Employed by
        Name                           Age                         Position                             ADP Since
--------------------                   ---                   --------------------------                 ----------

John D. Barfitt                        47                    President, Claims                             1979
                                                             Services

James B. Benson                        55                    Vice President, General                       1977
                                                             Counsel and Secretary

Richard C. Berke                       55                    Vice President, Human                         1989
                                                             Resources

Gary C. Butler                         53                    President and Chief                           1975
                                                             Operating Officer

Raymond L. Colotti                     54                    Vice President and                            1995
                                                             Treasurer

Richard J. Daly                        47                    Group President,                              1989
                                                             Brokerage Services

Richard A. Douville                    45                    Vice President,                               1999
                                                             Finance

G. Harry Durity                        53                    Vice President,                               1994
                                                             Worldwide Business
                                                             Development

Karen E. Dykstra                       41                    Vice President and                            1981
                                                             Controller

Russell P. Fradin                      45                    Group President,                              1996
                                                             Employer Services - North America

Eugene A. Hall                         44                    Senior Vice President and                     1998
                                                             President of Financial
                                                             and Technology Services,
                                                             Employer Services - North America

Richard J. Haviland                    54                    Chief Financial Officer                       1982
                                                             and Vice President



John Hogan                             52                    Group President,                              1993
                                                             Brokerage Services

Campbell Langdon                       39                    Vice President,                               2000
                                                             Strategic Development

S. Michael Martone                     52                    Group President, Dealer                       1987
                                                             Services

Arthur F. Weinbach                     57                    Chairman and                                  1980
                                                             Chief Executive Officer


         Messrs. Benson, Berke, Butler, Daly, Durity, Haviland, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

         John D. Barfitt joined ADP in 1979. Prior to his promotion to President, Claims Services, he served as Senior Vice President - Automotive Claims Services at ADP from 1996 to 1998 and Senior Vice President - Value Added Services at ADP from 1994 to 1996.

         Raymond L. Colotti joined ADP in 1995. Prior to his promotion to Vice President and Treasurer, he served as President of ADP Atlantic, Inc. and its related companies from 1995 to 1997.

         Karen E. Dykstra joined ADP in 1981. Prior to her promotion to Vice President and Controller in 1998, she served as Assistant Corporate Controller from 1996 to 1998 and as Chief Financial Officer of Dealer Services from 1995 to 1996.

         Richard A. Douville joined ADP in 1999 as Vice President, Finance. Prior to joining ADP, he was a Senior Vice President and Chief Financial Officer of United States Surgical Corporation for six years.

         Russell P. Fradin joined ADP in 1996. Prior to his promotion to Group President, Employer Services - North America, he served as Senior Vice President. Prior to joining ADP, he was a senior partner of McKinsey & Company and had been associated with that firm for 18 years.

         Eugene A. Hall joined ADP in 1998 as Senior Vice President. In 2000, he also became President of Financial and Technology Services of Employer Services
- North America. Prior to joining ADP, he was a senior partner of McKinsey & Company and had been associated with that firm for 16 years.

         Campbell Langdon joined ADP in 2000 as Vice President, Strategic Development. Prior to joining ADP, he was a partner of McKinsey & Company and had been associated with that firm for 11 years.

         Each of ADP's executive  officers is elected for a term of one year and
until  their   successors  are  chosen  and  qualified  or  until  their  death, resignation or removal.

Directors of the Registrant

         See "Election of Directors" in the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

         See "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         See  "Compensation  of Executive  Officers" in the Proxy  Statement for
Registrant's   2000  Annual  Meeting  of  Stockholders,   which  information  is
incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         See "Election of Directors - Security Ownership of Certain Beneficial Owners and Managers" in the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         See "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)1.    Financial Statements

         The following reports and consolidated financial statements of the Registrant contained in the Registrant's 2000 Annual Report to Shareholders are also included in Part II, Item 8:


         Statements of Consolidated Earnings - years
                      ended June 30, 2000, 1999 and 1998

         Consolidated Balance Sheets - June 30, 2000 and 1999

         Statements   of  Consolidated  Shareholders'  Equity - years ended June
                      30, 2000, 1999 and 1998

         Statements   of  Consolidated  Cash Flows - years ended June 30,  2000,
                      1999 and 1998

         Notes to Consolidated Financial Statements

         Report of Management

         Independent Auditors' Report


         Financial   information  of  the  Registrant  is  omitted  because  the
Registrant is primarily an operating company. The Registrant's subsidiaries which are listed on Exhibit 21 attached hereto are wholly-owned.

         2.       Financial Statement Schedules
                                                              Page in Form 10-K
                                                              -----------------

           Independent Auditors' Report on Schedule                    16

           Schedule II - Valuation and Qualifying Accounts             17

         All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

         3. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

         3.1      -   Amended and Restated Certificate of Incorporation dated
                      November 11, 1998 - incorporated by reference to Exhibit
                      3.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998

         3.2      -   By-Laws as currently in effect (amended May 15, 2000)

         4        -   Indenture dated as of February 20, 1992 between Automatic
                      Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit
                      (4)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

         10.1     -   Letter Agreement dated as of August 1, 1996 between
                      Automatic Data Processing, Inc. and Arthur F. Weinbach - incorporated by reference to Exhibit 10.2 to Registrant's
                      Annual Report on Form 10-K for the fiscal year ended June
                      30, 1996 (Management Contract)

         10.2     -   Letter Agreement dated September 14, 1998 between
                      Automatic Data Processing, Inc. and Gary Butler
                      - incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Management Contract)

         10.4     -   Key Employees' Restricted Stock Plan - incorporated by
                      reference to Registrant's Registration Statement No.
                      33-25290 on Form S-8 (Management Compensatory Plan)

         10.5     -   Supplemental Officers' Retirement Plan, as amended and
                      restated - incorporated by reference to Exhibit 10(iii)(A)
                      -#5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Management Compensatory
                      Plan)

         10.5(a)  -   Amendment to Supplemental Officers' Retirement Plan -
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

         10.7     -   1990 Key Employees' Stock Option Plan - incorporated by
                      reference to Exhibit 10(iii)(A)-#8 to Registrant's Annual
                      Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

         10.7(a)  -   Amendment to 1990 Key Employees' Stock Option Plan -
                      incorporated by reference to Exhibit 10(7)(a) to Registrant's Annual Report on Form

                      10-K for the fiscal year ended June 30, 1997
                      (Management Compensatory Plan)

         10.8     -   1994 Directors' Pension Arrangement - incorporated by
                      reference to Exhibit 10(iii)(A)-#10 to Registrant's Annual
                      Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

         10.9     -   1994 Executive Compensation Plan - incorporated by
                      reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Stockholders held November 15,
                      1994 (Management Compensatory Plan)

         10.10    -   2000 Key Employees' Stock Option Plan - incorporated by
                      reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999
                      (Management Compensatory Plan)

         11       -   Schedule of Calculation of Earnings Per Share

         13       -   Pages 18 - 32 of the 2000 Annual Report to Shareholders
                      (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

         21       -   Subsidiaries of the Registrant

         23       -   Independent Auditors' Consent

         27       -   Financial Data Schedule

         (b)      None.

                          INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
 and Shareholders of
Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 14, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Automatic Data Processing, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
New York, New York
August 14, 2000

                         AUTOMATIC DATA PROCESSING, INC.

                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


Column A                            Column B                   Column C                Column D            Column E
--------                            --------                   --------                --------           ---------
                                                               Additions
                                                     ---------------------------
                                                        (1)                (2)
                                                                       Charged to
                                    Balance at       Charged to        other                              Balance at
                                    beginning        costs and         accounts-       Deductions         end of
                                    of period        expenses          describe        describe           period
                                    ---------        ---------         ---------       ----------         ----------

Year ended June 30, 2000:
Allowance for doubtful accounts:
  Current                           $46,357          $ 25,020          $1,663 (B)      $ (24,592) (A)     $ 48,448

  Long-term                         $16,556          $  1,942          $   --          $  (1,552) (A)     $ 16,946

Deferred Tax Valuation Allowance    $22,496          $  --             $ (333)(C)      $    --            $ 22,163

Year ended June 30, 1999:
Allowance for doubtful accounts:
  Current                           $45,595          $ 17,551          $1,788 (B)      $ (18,577) (A)     $ 46,357

  Long-term                         $14,431          $  2,470          $   --          $    (345) (A)     $ 16,556

Deferred Tax Valuation Allowance    $22,639          $  --             $ (143)(C)      $    --            $ 22,496

Year ended June 30, 1998:
Allowance for doubtful accounts:
  Current                           $40,374          $ 17,677          $  907 (B)      $ (13,363) (A)     $ 45,595

  Long-term                         $20,370          $  1,345          $   --          $  (7,284) (A)     $ 14,431

Deferred Tax Valuation Allowance    $22,776          $  --             $ (137)(C)      $    --            $ 22,639



(A)  Doubtful  accounts  written off,  less  recoveries  on accounts  previously written  off.
(B)  Acquired in  purchase/pooling  transactions.
(C)  Related to foreign exchange fluctuation.

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

                                            AUTOMATIC DATA PROCESSING, INC.
                                                      (Registrant)

September 12, 2000                          By:  /s/ Arthur F. Weinbach
                                            ------------------------------------
                                            Arthur F. Weinbach
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                                  Title                                 Date
---------                                                 -------                               ------


/s/ Arthur F. Weinbach                                 Chairman, Chief Executive           September 12, 2000
---------------------------------
  (Arthur F. Weinbach)                                 Officer and Director
                                                        (Principal Executive Officer)


/s/ Richard J. Haviland                                Chief Financial Officer             September 12, 2000
---------------------------------
  (Richard J. Haviland)                                (Principal Financial Officer)


/s/ Gary C. Butler                                     Director                            September 12, 2000
---------------------------------
  (Gary C. Butler)


/s/ Joseph A. Califano, Jr.                            Director                            September 12, 2000
---------------------------------
  (Joseph A. Califano, Jr.)


/s/ Leon G. Cooperman                                  Director                            September 12, 2000
---------------------------------
  (Leon G. Cooperman)


/s/ George H. Heilmeier                                Director                            September 12, 2000
---------------------------------
  (George H. Heilmeier)


/s/ Ann Dibble Jordan                                  Director                            September 12, 2000
---------------------------------
  (Ann Dibble Jordan)



/s/ Harvey M. Krueger                                  Director                            September 12, 2000
---------------------------------
  (Harvey M. Krueger)


/s/ Frederic V. Malek                                  Director                            September 12, 2000
---------------------------------
  (Frederic V. Malek)


/s/ Henry Taub                                         Director                            September 12, 2000
---------------------------------
  (Henry Taub)


/s/ Laurence A. Tisch                                  Director                            September 12, 2000
---------------------------------
  (Laurence A. Tisch)


/s/ Josh S. Weston                                     Director                            September 12, 2000
---------------------------------
  (Josh S. Weston)
