Form 10-Q
period 2000-09-30
AUTOMATIC DATA PROCESSING INC
filed 2000-11-13
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2000 Commission File Number 1-5397
                  ------------------                        ------



                        Automatic Data Processing, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



 Delaware                                                 22-1467904
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
--------------------------------------------------------------------------------
(Addresss of principal executive offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
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

                 X              Yes               |_|         No
-------------------------------     -----------------------------

As of October 31, 2000 there were 631,156,765 common shares outstanding.

                                                                        Form 10Q

                          Part I. Financial Information

                       STATEMENT OF CONSOLIDATED EARNINGS
                       ----------------------------------

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended
                                         -----------------------------
                                         September 30,   September 30,
                                             2000             1999
                                           --------         --------

Revenues, other than interest on funds
 held for clients and PEO revenues         $1,415,232     $1,240,994

Interest on funds held for clients            115,639         65,944

PEO revenues (net of pass-through
 costs of $592,247 and $467,111,
 respectively)                                 55,652         44,157
                                           ----------     ----------

Total revenues                              1,586,523      1,351,095
                                           ----------     ----------

Operating expenses                            659,958        551,090

General, administrative and
  selling expenses                            435,435        405,387

Systems development and
  programming costs                           119,074        103,655

Depreciation and amortization                  81,544         65,634

Interest expense                                3,298          3,535

Realized (gains)/losses on sale of
 investments                                      604           (396)
                                           ----------     ----------

                                            1,299,913      1,128,905

EARNINGS BEFORE INCOME TAXES                  286,610        222,190

Provision for income taxes                    113,210         75,990
                                           ----------     ----------

NET EARNINGS                               $  173,400     $  146,200
                                           ==========     ==========

BASIC EARNINGS PER SHARE                   $     0.28     $     0.23
                                           ==========     ==========

DILUTED EARNINGS PER SHARE                 $     0.27     $     0.23
                                           ==========     ==========

Dividends per share                        $   .08750     $   .07625
                                           ==========     ==========

                 See notes to the consolidated financial statements.

                                                                        Form 10Q
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                September 30,     June 30,
                                                    2000            2000
                                                 ----------    -----------

Assets
------
Cash and cash equivalents                       $ 1,325,373    $ 1,227,637
Short-term marketable securities                    540,641        596,792
Accounts receivable                                 842,094        899,314
Other current assets                                288,816        340,709
                                                -----------    -----------
  Total current assets                            2,996,924      3,064,452

Long-term marketable securities                     819,581        628,120
Long-term receivables                               242,201        245,249

Land and buildings                                  445,217        439,022
Data processing equipment                           634,258        612,608
Furniture, leaseholds and other                     514,944        498,354
                                                -----------    -----------
                                                  1,594,419      1,549,984
  Less accumulated depreciation                    (981,371)      (952,715)
                                                -----------    -----------
                                                    613,048        597,269

Other assets                                        294,222        271,136
Intangibles                                       1,580,189      1,623,701
                                                -----------    -----------
  Total assets before funds held for clients      6,546,165      6,429,927
Funds held for clients                           10,135,110     10,420,889
                                                 ----------    -----------
Total assets                                    $16,681,275    $16,850,816
                                                ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Notes payable                                   $    20,228     $   21,523
Accounts payable                                    124,830        129,436
Accrued expenses & other current
  liabilities                                       964,393      1,044,002
Income taxes                                        171,895        101,707
                                                -----------    -----------
  Total current liabilities                       1,281,346      1,296,668

Long-term debt                                      133,530        132,017
Other liabilities                                   193,896        171,843
Deferred income taxes                               147,911        151,337
Deferred revenue                                     90,555         95,361
                                                -----------     ----------
  Total liabilities before client funds
    obligations                                   1,847,238      1,847,226
Client funds obligations                         10,114,136     10,420,772
                                                -----------     ----------
  Total liabilities                              11,961,374     12,267,998

Shareholders' equity:
  Common stock                                       63,219         63,144
  Capital in excess of par value                    418,655        402,767
  Retained earnings                               4,595,381      4,477,141
  Treasury stock                                    (75,486)      (130,800)
  Accumulated other comprehensive income           (281,868)      (229,434)
                                                -----------    -----------
    Total shareholders' equity                    4,719,901      4,582,818
                                                -----------    -----------
Total liabilities and shareholders' equity      $16,681,275    $16,850,816
                                                ===========    ===========


               See notes to the consolidated financial statements.

                                                                        Form 10Q

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 -----------------------------------------------

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                       2000         1999
                                                      ------       ------

Cash Flows From Operating Activities:
-------------------------------------

Net earnings                                        $173,400     $146,200

Expenses not requiring outlay of cash                 92,662       66,093

Changes in operating net assets                       69,735       27,717
                                                  ----------    ---------

 Net cash flows provided by operating activities     335,797      240,010
                                                  ----------    ---------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities                 (1,029,661)  (1,806,008)
Proceeds from sale of marketable securities        1,210,109      406,701
Net change in client funds obligations              (306,636)   1,326,183
Capital expenditures                                 (54,608)     (23,919)
Additions to intangibles                             (16,108)     (11,646)
Acquisitions of businesses                           (23,627)        (886)
Other                                                 (6,926)     (12,030)
                                                  ----------    ---------

 Net cash flows used in investing activities        (227,457)    (121,605)
                                                  ----------    ---------

Cash Flows From Financing Activities:
-------------------------------------

Proceeds from issuance of notes                       12,785        1,478
Repayments of debt                                   (14,106)      (7,398)
Proceeds from issuance of common stock                45,877       27,659
Dividends paid                                       (55,160)     (47,624)
                                                  ----------    ---------


 Net cash flows used in financing activities         (10,604)     (25,885)
                                                  ----------    ---------

Net change in cash and cash equivalents               97,736       92,520

Cash and cash equivalents, at beginning of
  period                                           1,227,637      861,280
                                                  ----------    ---------

Cash and cash equivalents, at end of
  period                                          $1,325,373     $953,800
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

                                                                        Form 10Q


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                   (Unaudited)

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes for the year ended June 30, 2000.

Note A - The results of operations for the three months ended September 30, 2000 may not be indicative of the results to be expected for the year ending June 30, 2001.

Note B - The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except EPS)
                              For the three months ended September 30
                       ----------------------------------------------------
                                   2000                       1999
                       -------------------------  -------------------------
                         Income   Shares     EPS     Income   Shares    EPS
                         ------   ------     ---     ------   ------    ---

Basic                  $173,400  629,991   $0.28   $146,200  624,392  $0.23

Effect of zero coupon
  subordinated notes        679    4,074                753    4,745

Effect of stock
  options                     -   15,031                  -   13,683
                       -----------------           -----------------

Diluted                $174,079  649,096   $0.27   $146,953  642,820  $0.23
                       =========================   =========================


Note C - Comprehensive income for the three months ended September 30, 2000 and 1999 follows:

                                      Three months ended September 30,
                                      --------------------------------
                                            2000           1999
                                            ----           ----
            Net income                    $173,400       $146,200
            Other comprehensive income:
             Foreign currency translation
            adjustment                     (67,973)       (27,851)
           Unrealized gain(loss) on
            securities                      15,539         (9,514)
                                          --------       --------
          Comprehensive income            $120,966       $108,835
                                          ========       ========

                                                                        Form 10Q

Note D - Interim financial data by segment:


         ADP evaluates performance of its business units based on recurring operating results before interest on corporate funds, income taxes and foreign currency gains and losses. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility. As a result, various income and expense items, including certain non-recurring gains and losses, are recorded at the corporate level and certain shared costs are not allocated. Goodwill amortization is charged to business units at an accelerated rate to act as a surrogate for the cost of capital for acquisitions. Interest on invested funds held for clients are recorded in Employer Services' revenues at a standard rate of 6%, with the adjustment to actual revenues included in "other". Prior year's business unit revenues and pre-tax earnings have been restated to reflect the current year's budgeted foreign exchange rates.

         Results of the Company's three largest business units, Employer Services, Brokerage Services and Dealer Services are shown below.

                         Three months ended September 30,
                       ----------------------------------------
(In millions)           Employer      Brokerage     Dealer
                        Services      Services      Services
                       ----------    -----------   ------------
                        2000  1999    2000   1999   2000   1999
                        ----  ----    ----   ----   ----   ----

Revenues               $ 912 $ 800   $ 362  $ 257  $ 167  $ 184
Pretax earnings        $ 176 $ 148   $  64  $  54  $  21  $  30

Note E - In October 2000, the Company entered into an unsecured revolving credit agreement with certain financial institutions, which provides for borrowings up to $2.5 billion. Borrowings under the agreement bear interest tied to LIBOR or prime rate depending on the number of days the borrowings are outstanding. The agreement, which expires in October 2001, had no borrowings to date.

Note F - In fiscal 1999, the Company divested its Brokerage front-office business to Bridge Information Systems, Inc. As part of the proceeds the Company received $90 million of convertible preferred stock. Currently Bridge is operating at a loss and has required additional financing. The preferred stock continues to be carried at cost based on the facts available at this time, but the ultimate realization of this investment cannot be determined with certainty. As additional information concerning this investment becomes known, the Company will continue to reassess its position with respect to possible impairment.

Note G - Restatements of prior financial statements:

         Certain reclassifications and restatements, including the inclusion of funds held for clients and client funds obligations on the Consolidated Balance Sheets, have been made to prior period's financial statements to conform to current presentation.

                                                                        Form 10Q


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended September 30, 2000.

Revenues and revenue growth by ADP's major business units for the three months ended September 30, 2000 and 1999 are shown below:

                                Revenues             Revenue Growth
                              September 30,           September 30,
                           ------------------      -----------------
                             2000        1999        2000       1999
                           ------      ------      ------     ------
                             ($ in millions)

     Employer Services     $  912      $  800          14%        12%
     Brokerage Services       362         257          41          2
     Dealer Services          167         184          (9)         5
     Other                    146         110          33          4
                           ------      ------       -----      ------
                           $1,587      $1,351          17%         9%
                           ======      ======       =====      =====

Consolidated revenues for the quarter of approximately $1.6 billion were up 17% from last year. Revenue growth in Employer Services was 14%, reflecting very good client retention and internal revenue growth. Brokerage revenue growth was 41%, aided by the recent Cunningham Graphics acquisition and strong trade volume comparisons. Dealer Services revenue decreased 9% as a result of prior year dispositions and stronger Year 2000 influenced results last year.

The primary components of "Other" revenues are Claims Services, foreign exchange differences, and miscellaneous processing services. "Other" also includes interest on corporate investments of $42 million and $25 million for the three months ended September 30, 2000 and September 30, 1999, respectively. In addition, "Other" revenues have been adjusted for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%. The prior year's business unit revenues and pre-tax earnings have been restated to reflect the current year's budgeted foreign exchange rates.

Pre-tax earnings for the quarter increased 29% to approximately $287 million. Consolidated pre-tax margins increased primarily from the transition of a portion of corporate and client fund investments from tax-exempt to taxable investments in order to increase liquidity of the overall portfolio. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 19% to approximately $173 million. The effective tax rate of 39.5% increased from 34.2% in the comparable quarter last year, impacted by the previously discussed change in the investment mix from tax-exempt to taxable investments.

Diluted earnings per share, on increased shares outstanding, increased 17% to $0.27 from $0.23 last year.

                                                                        Form 10Q

For the full year, we expect revenue growth of about 13% to 15% and diluted earnings per share growth of about 16% to 18%.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At September 30, 2000, the Company had cash and marketable securities of $2.7 billion. Shareholders' equity was $4.7 billion and the ratio of long-term debt to equity was 3%.

Capital expenditures for fiscal 2001 are expected to approximate $225 million, compared to $166 million in fiscal 2000.

Approximately half of the Company's overall investment portfolio is invested in overnight interest-bearing instruments, which are therefore impacted immediately by changes in interest rates. The other half of the Company's investment portfolio is invested in fixed-income securities, with maturities up to five and a half years, which are also subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity, and therefore this has not had an adverse impact on income or cash flows.

OTHER MATTERS

Certain member countries of the European Union have agreed to transition to the Euro as a new common legal currency. The costs of this transition are not expected to have a material effect on ADP.

In October 2000, the Company entered into an unsecured revolving credit agreement with certain financial institutions, which provides for borrowings up to $2.5 billion. Borrowings under the agreement bear interest tied to LIBOR or prime rate depending on the number of days the borrowings are outstanding. The agreement, which expires in October 2001, had no borrowings to date.

In fiscal 1999, the Company divested its Brokerage front-office business to Bridge Information Systems, Inc. As part of the proceeds the Company received $90 million of convertible preferred stock. Currently Bridge is operating at a loss and has required additional financing. The preferred stock continues to be carried at cost based on the facts available at this time, but the ultimate realization of this investment cannot be determined with certainty. As additional information concerning this investment becomes known, the Company will continue to reassess its position with respect to possible impairment.

This report contains "forward-looking statements" based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ from those expressed.

                                                                        Form 10Q



Factors that could cause differences include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes and employee benefits; overall economic trends, including interest rate and foreign currency trends; stock market activity; auto sales and related industry changes; employment levels; changes in technology; availability of skilled technical associates, the impact of new acquisitions, and the ultimate realization of the Company's investment in Bridge Information Systems, Inc. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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



                         AUTOMATIC DATA PROCESSING, INC.
                         -------------------------------
                                  (Registrant)



Date: November 13, 2000       /s/ Richard J. Haviland
                              -----------------------
                                Richard J. Haviland



                              Chief Financial Officer
                            (Principal Financial Officer)
                            -----------------------------
                                      (Title)