Form 10-Q
period 2001-03-31
AUTOMATIC DATA PROCESSING INC
filed 2001-05-04
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 2001    Commission File Number 1-5397
                  ------------------                         ------------------


                         Automatic Data Processing, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Delaware                                                 22-1467904
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
                                                   ----------------------------


                                    No change
-------------------------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the commission and (2) has been subject to the filing requirements for at least the past 90 days.


                    X              Yes                                   No
----------------------------------     --------------------------------



As of April 30, 2001, there were 624,237,994 shares outstanding.

                                                                        Form 10Q

                               Part I. Financial Information

                            STATEMENTS OF CONSOLIDATED EARNINGS
                            -----------------------------------
                          (In thousands, except per share amounts)
                                        (Unaudited)

                                Three Months Ended      Nine Months Ended
                                     March 31,                March 31,
                              ----------------------  ----------------------
                                   2001        2000       2001         2000
                                   ----        ----       ----         ----
Revenues, other than
 interest on funds held for
 clients and PEO revenues     $1,690,804  $1,563,477  $4,600,486  $4,177,956

Interest on funds held for
clients                          143,326     101,902     388,883     239,086

PEO revenues (net of pass-
 through costs of $596,333,
 $567,387, $1,839,731 and
 $1,550,005, respectively)        60,190      54,351     175,113     146,269
                              ----------  ----------  ----------  ----------

Total revenues                 1,894,320   1,719,730   5,164,482   4,563,311
                              ----------  ----------  ----------  ----------

Operating expenses               754,300     661,935   2,091,360   1,826,802

General, administrative and
  selling expenses               418,101     425,078   1,264,162   1,225,291

Systems development and
  programming costs              126,564     119,747     373,141     332,627

Depreciation and amortization     79,914      72,851     239,982     206,032

Interest Expense                   2,438       2,816       9,085       9,993

(Gains)/losses on
 investments                      37,603      21,853      81,842      21,726
                              ----------  ----------  ----------  ----------

                               1,418,920   1,304,280   4,059,572   3,622,471
                              ----------  ----------  ----------  ----------


EARNINGS BEFORE INCOME TAXES     475,400     415,450   1,104,910     940,840

Provision for income taxes       186,520     144,140     435,190     323,830
                              ---------- -----------  ----------  ----------

NET EARNINGS                  $  288,880  $  271,310  $  669,720  $  617,010
                              ==========  ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $      .46  $      .43  $     1.06  $      .99
                              ==========  ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $      .45  $      .42  $     1.04  $      .96
                              ==========  ==========  ==========  ==========

Dividends per share           $    .1025  $    .0875  $    .2925  $   .25125
                              ==========  ==========  ==========  ==========

                    See notes to the consolidated financial statements.

                                                                        Form 10Q

                                CONSOLIDATED BALANCE SHEETS
                                --------------------------
                                       (IN THOUSANDS)
                                        (UNAUDITED)
                                                  March 31,       June 30,
Assets                                              2001            2000
------                                          -----------    -----------
Cash and cash equivalents                       $ 1,165,744    $ 1,227,637
Short-term marketable securities                    467,281        596,792
Accounts receivable                                 962,191        899,314
Other current assets                                346,090        340,709
                                                -----------    -----------
  Total current assets                            2,941,306      3,064,452

Long-term marketable securities                     841,702        628,120
Long-term receivables                               226,310        245,249

Land and buildings                                  453,385        439,022
Data processing equipment                           642,998        612,608
Furniture, leaseholds and other                     517,416        498,354
                                                -----------    -----------
                                                  1,613,799      1,549,984
  Less accumulated depreciation                  (1,008,808)      (952,715)
                                                -----------    -----------
                                                    604,991        597,269

Other assets                                        206,203        271,136
Intangibles                                       1,602,310      1,623,701
                                                -----------    -----------
  Total assets before funds held for clients      6,422,822      6,429,927
Funds held for clients                           13,418,361     10,420,889
                                                -----------    -----------
Total assets                                    $19,841,183    $16,850,816
                                                ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Notes payable                                   $         -    $    21,523
Accounts payable                                    134,076        129,436
Accrued expenses & other current
  liabilities                                     1,039,914      1,044,002
Income taxes                                        137,457        101,707
                                                -----------    -----------
  Total current liabilities                       1,311,447      1,296,668

Long-term debt                                      113,136        132,017
Other liabilities                                   183,189        171,843
Deferred income taxes                               210,666        151,337
Deferred revenue                                     93,099         95,361
                                                -----------    -----------
 Total liabilities before clients funds
  Obligations                                     1,911,537      1,847,226
Client funds obligations                         13,295,197     10,420,772
                                                -----------    -----------
 Total liabilities                               15,206,734     12,267,998

Shareholders' equity:
  Common stock                                       63,881         63,144
  Capital in excess of par value                    596,063        402,767
  Retained earnings                               4,962,435      4,477,141
  Treasury stock                                   (795,052)      (130,800)
  Accumulated other comprehensive income           (192,878)      (229,434)
                                                -----------    -----------
   Total shareholders' equity                     4,634,449      4,582,818
                                                -----------    -----------
Total liabilities and shareholders' equity      $19,841,183    $16,850,816
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


                                                                        Form 10Q

                      CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                      -----------------------------------------------
                                       (IN THOUSANDS)
                                        (UNAUDITED)

                                                     Nine Months Ended
                                                          March 31,
                                                       2001        2000
                                                  ----------   ----------

Cash Flows From Operating Activities:
-------------------------------------

Net earnings                                      $  669,720   $  617,010

Expenses not requiring outlay of cash                340,804      230,512

Changes in operating net assets                       10,796       42,162
                                                  ----------   ----------

 Net cash flows provided by operating
  activities                                       1,021,320      889,684
                                                  ----------   ----------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities                 (5,533,512)  (7,421,679)
Proceeds from sale of marketable securities        2,619,521    2,618,565
Net change in client funds obligations             2,874,425    4,962,768
Capital expenditures                                (129,356)    (116,306)
Additions to intangibles                             (62,753)     (55,553)
Acquisitions of businesses                           (51,693)     (41,546)
Dispositions of businesses                                 -       10,943
Other                                                (11,858)     (12,675)
                                                  ----------   ----------


 Net cash flows used in investing activities        (295,226)     (55,483)
                                                  ----------   ----------

Cash Flows From Financing Activities:
-------------------------------------

Proceeds from issuance of notes                       26,348       10,547
Repayments of debt                                   (48,381)     (35,979)
Proceeds from issuance of common stock               207,240      117,148
Repurchases of common stock                         (788,767)    (201,007)
Dividends paid                                      (184,427)    (157,572)
                                                  ----------   ----------

 Net cash flows used in financing activities        (787,987)    (266,863)
                                                  ----------   ----------

Net change in cash and cash equivalents              (61,893)     567,338

Cash and cash equivalents, at beginning of
  period                                           1,227,637      861,280
                                                  ----------   ----------

Cash and cash equivalents, at end of
  period                                          $1,165,744   $1,428,618
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

Note A - The results of operations for the nine months ended March 31, 2001 may not be indicative of the results to be expected for the year ending June 30, 2001.

Note B - The calculation of basic and diluted earnings per share ("EPS") is as follows:


(In thousands, except EPS)
                                  Periods ended March 31, 2001
                       ---------------------------------------------------
                          Three month period            Nine month period
                       -------------------------   -----------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic                  $288,880  629,905  $ 0.46   $669,720  630,669 $ 1.06

Effect of zero coupon
  subordinated notes        536    3,183              1,850    3,692

Effect of stock
  options                     -   12,586                  -   14,426
                       -----------------           ------------------------

Diluted                $289,416  645,674  $ 0.45   $671,570  648,787 $ 1.04
                       =========================   ========================


                                Periods ended March 31, 2000
                       ----------------------------------------------------
                           Three month period            Nine month period
                       --------------------------   -----------------------
                        Income   Shares     EPS     Income   Shares    EPS
                        ------   ------     ---     ------   ------    ---

Basic                  $271,310  629,144   $0.43  $617,010  626,401  $0.99

Effect of zero coupon
  subordinated notes        718    4,416             2,208    4,582

Effect of stock
  options                     -   14,199                 -   14,324
                       -----------------           ------------------------
Diluted                $272,028  647,759   $0.42  $619,218  645,307  $0.96
                       =========================  =========================

                                                                       Form 10Q

Note C - Comprehensive income for the three and nine months ended March 31, 2001 and 2000 is as follows:

(In thousands)

                               Three months ended          Nine months ended
                                    March 31                    March 31
                                2001       2000              2001      2000
                                ----       ----              ----      ----

Net earnings                $288,880   $271,310          $669,720  $617,010
Other comprehensive income:
  Foreign currency
   translation adjustments   (11,609)   (28,614)          (56,008)  (84,741)
  Unrealized gains (losses)
   on securities              37,620      1,061            92,564    (3,733)
                            --------   --------          --------  --------
Comprehensive income        $314,891   $243,757          $706,276  $528,536
                            ========   ========          ========  ========


Note D - Interim financial data by segment:

         ADP evaluates performance of its business units based on recurring operating results before interest on corporate funds, foreign currency gains and losses and income taxes. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility. As a result, various income and expense items, including certain non-recurring gains and losses, are recorded at the corporate level and certain shared costs are not allocated. Goodwill amortization is charged to business units at an accelerated rate to act as a surrogate for the cost of capital for acquisitions. Interest on invested funds held for clients are recorded in Employer Services' revenues at a standard rate of 6%, with the adjustment to actual revenues included in "other". Prior year's business unit revenues and pre-tax earnings have been restated to reflect the current year's budgeted foreign exchange rates.

         Results of the Company's three largest business units, Employer Services, Brokerage Services and Dealer Services are shown below.

                             Three months ended March 31,
                        ----------------------------------------
(In millions)           Employer      Brokerage      Dealer
                        Services      Services       Services
                        ----------    ------------   -----------
                        2001   2000    2001   2000   2001   2000
                        ----   ----    ----   ----   ----   ----

Revenues               $1,141 $ 1,025 $ 446  $ 401  $ 177  $ 181
Pretax earnings        $  340 $   295 $  80  $  99  $  27  $  29

                             Nine months ended March 31,
                        -----------------------------------------
                        Employer       Brokerage      Dealer
                        Services       Services       Services
                        ------------   ------------   -----------
                        2001    2000    2001   2000   2001   2000
                        ----    ----    ----   ----   ----   ----

Revenues               $3,037 $2,688   $1,178  $ 972  $ 515  $ 553
Pretax earnings        $  741 $  624   $  206  $ 216  $  75  $  90

                                                                       Form 10Q


Note E - In fiscal 1999, the Company divested its Brokerage front-office business to Bridge Information Systems, Inc. ("Bridge"). As part of the proceeds the Company received $90 million of convertible preferred stock. As previously reported, Bridge has experienced continued operating and financial difficulties and has filed for bankruptcy-law protection. Accordingly, in both the quarter ended December 31, 2000 and the quarter ended March 31, 2001 the Company recorded a $45 million ($27 million net of tax) write-down of its investment in Bridge, which is reflected in "(gains)losses on investments". The Company has no remaining investment in Bridge.

Note F - Certain reclassifications and restatements, including the inclusion of funds held for clients and client funds obligations on the Consolidated Balance Sheets, have been made to prior period's financial statements to conform to current presentation.

                                                                       Form 10Q


                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                            ------------------------------------

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended March 31, 2001.

Revenues and revenue growth by ADP's major business units for the three months and nine months ended March 31, 2001 and 2000 are shown below:

                                             Revenues
                           ------------------------------------------
                            Three Months Ended      Nine Months Ended
                                  March 31,               March 31,
                           ------------------       -----------------
                             2001        2000         2001       2000
                           ------      ------       ------     ------
                                         ($ in millions)

     Employer Services     $1,141      $1,025       $3,037     $2,688
     Brokerage Services       446         401        1,178        972
     Dealer Services          177         181          515        553
     Other                    130         113          434        350
                           ------      ------       ------     ------
                           $1,894      $1,720       $5,164     $4,563
                           ======      ======       ======     ======

                                          Revenue Growth
                           ------------------------------------------
                            Three Months Ended      Nine Months Ended
                                  March 31,              March 31,
                           ------------------       -----------------
                            2001        2000         2001       2000
                           -----       -----        -----      -----

     Employer Services        11%         9%          13%        10%
     Brokerage Services       11          40           21         28
     Dealer Services          (2)          1           (7)         3
     Other                    15           9           24          4
                           -----       -----        -----      ------
                              10%         14%          13%        12%
                           =====       =====        =====      =====

Consolidated revenues for the quarter of approximately $1.9 billion were up 10% from last year. Revenue growth in Employer Services was 11%. Client retention for the quarter continued at record levels, although new business sales were slower than expected. Brokerage revenue growth was 11%, as a result of the recent Cunningham Graphics acquisition, although trades processed per day were lower than the very high activity of last year's third quarter.

The primary components of "other" revenues are Claims Services, foreign exchange differences, and miscellaneous processing services. "Other" also includes interest income on corporate investments of $43 million and $31 million for the three months ended March 31, 2001 and March 31, 2000, respectively. In addition, "other" revenues have been adjusted for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%. The prior year's business unit revenues and pre-tax earnings have been restated to reflect the current year's budgeted foreign exchange rates.

Pre-tax earnings for the quarter increased 14% to $475 million. In the quarter ended March 31, 2001, the Company recorded a $45 million write-down ($27 million after-tax) of its remaining investment in Bridge. This write-down was recorded as a loss on investment in the "other" segment. Prior to this non-cash, non-operating write-down, pre-tax earnings for the quarter increased 25% to $520 million.

                                                                       Form 10Q

Excluding the Bridge write-down, consolidated pre-tax margins increased primarily from improved margins in Employer Services and the transition of a portion of corporate and client fund investments from tax-exempt to taxable investments in order to increase liquidity of the overall portfolio. This transition of investments from tax exempt to taxable instruments gave rise to a $22 million loss on the sale of investments in the quarter ended March 31, 2000. Systems development and programming investments increased to accelerate automation, migrate to new computing technologies, and develop new products.

Net earnings for the quarter, after a higher effective tax rate, increased 7% to $289 million. Excluding the Bridge write-down, net earnings increased 16% to $316 million. The effective tax rate of 39.2% increased from 34.7% in the comparable quarter last year, impacted by the previously discussed change in the investment mix from tax-exempt to taxable investments.

Diluted earnings per share, increased 7% to $0.45 from $0.42 last year. Prior to the Bridge write-down, diluted earnings per share increased 17% to $0.49.

We expect revenue growth of about 12% and prior to considering the non-cash charge to write-down the Bridge investment we expect diluted earnings per share growth of about 16% to 17% for the full year.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong, and operations continue to generate a strong cash flow. At March 31, 2001, the Company had cash and marketable securities of $2.5 billion. Shareholders' equity was $4.6 billion and the ratio of long-term debt to equity was 2%.

Capital expenditures for fiscal 2001 are expected to approximate $210 million, compared to $166 million in fiscal 2000.

During the third quarter, the Company purchased approximately 13.7 million shares of common stock for treasury at an average price per share of approximately $57. As of March 31, 2001 the Company has remaining Board authorization to purchase up to 56 million additional shares to fund equity related employee benefit plans.

Approximately forty percent of the Company's overall investment portfolio is invested in overnight interest-bearing instruments, which are therefore impacted immediately by changes in interest rates. The other sixty percent of the Company's investment portfolio is invested in fixed-income securities, with maturities up to five and a half years, which are also subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity, and therefore this has not had an adverse impact on income or cash flows.

                                                                       Form 10Q
OTHER MATTERS

Certain member countries of the European Union have agreed to transition to the Euro as a new common legal currency. The costs of this transition are not expected to have a material effect on ADP.

In fiscal 1999, the Company divested its Brokerage front-office business to Bridge Information Systems, Inc. ("Bridge"). As part of the proceeds the Company received $90 million of convertible preferred stock. As previously reported, Bridge has experienced continued operating and financial difficulties and has filed for bankruptcy-law protection. Accordingly, in both the quarter ended December 31, 2000 and the quarter ended March 31, 2001 the Company recorded a $45 million ($27 million net of tax) write-down of its investment in Bridge, which is reflected in "(gains)losses on investments". The Company has no remaining investment in Bridge.

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

Item 6.  Exhibits and Reports on Form 10Q.

(a) Exhibits

    Exhibit
    Number       Exhibit
    ------       -------
     10.3     Change in Control Severance Plan for Corporate Officers

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



                          AUTOMATIC DATA PROCESSING, INC.
                          -------------------------------
                                  (Registrant)




Date: May 4, 2001             /s/ Richard J. Haviland
                          --------------------------------
                                 Richard J. Haviland


                              Chief Financial Officer
                            (Principal Financial Officer)
                            -----------------------------
                                      (Title)