Form 10-K405
period 2001-06-30
AUTOMATIC DATA PROCESSING INC
filed 2001-09-14
CIK 8670

-------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2001 was approximately $32,098,454,526. On August 31, 2001, there were 620,140,157 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2001 Annual Report to Shareholders.Parts I, II & IV Portions of the Registrant's Proxy Statement for Annual Meeting
of Stockholders to be held on November 13, 2001.                Part III

-------------------------------------------------------------------------------

                                     Part I

Item 1.  Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961(together with its subsidiaries "ADP" or the "Registrant"), is one of the largest providers of computerized transaction processing, data communication, and information services in the world. For financial information by segment and by geographic area, see Note 12 of the "Notes to Consolidated Financial Statements" contained in ADP's 2001 Annual Report to Shareholders, which information is incorporated herein by reference. The following summary describes ADP's activities.

Employer Services

     Employer Services offers a comprehensive range of payroll processing, human resource information management ("HR"), benefits administration, time and labor management, payroll tax filing and reporting, professional employer organization ("PEO"), regulatory compliance management (i.e., new hire reporting, wage garnishment processing and COBRA administration), unemployment compensation management and retirement plan services to approximately 455,000 employers in the United States, Canada, Europe, Latin America, Australia, and the Pacific Rim. These services are marketed through ADP's direct marketing sales forces and through other indirect sales channels such as marketing relationships with banks, accountants, and online companies through which ADP's services are marketed to their customers. In fiscal 2001, North America accounted for 88% of Employer Services' revenues, with Europe generating 11% of Employer Services' revenues, and Latin America (primarily Brazil), Australia and the Pacific Rim contributing the remainder.

     Employer Services' approach to the market is to match a client's needs with the product that will best meet expectations. In North America, approximately 32% of Employer Services' revenues during the past fiscal year was attributable to its Emerging Business Services (companies with fewer than 100 employees); approximately 35% of such revenues was attributable to Major Accounts (companies with between 100 and 999 employees); approximately 27% of such revenues was attributable to National Accounts Services (companies with 1,000 or more employees); and approximately 6% of such revenues was attributable to ADP's PEO business, called TotalSource(R).

     Emerging Business Services ("EBS") processes payroll for over 370,000 clients. EBS provides these smaller companies of usually 1-99 employees with leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Accounts (100-999 employees) offers a full suite of best-of-breed employer services solutions for mid-sized companies, including full database and other functional integration between payroll and HR. Many of the world's largest corporations (1,000 or more employees) are National Accounts Services clients. In many cases, ADP provides system solutions for its clients' entire human resource, payroll and benefits needs and, through ADP Connection(TM), ADP can enable its largest clients to interface their major enterprise resource planning applications with ADP's outsourced payroll services. For those companies who choose to process these applications in-house, ADP also delivers stand-alone services such as payroll tax filing, check printing and distribution, and year-end statements (i.e., W-2's). Other large clients rely on ADP to design and deliver their own customized human resource information systems and benefits outsourcing solutions.

     In North America, ADP provides payroll services that include the preparation of client employee paychecks and electronic direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. ADP's tax filing service processes federal, state and local payroll taxes on behalf of ADP clients and remit such taxes to the appropriate taxing authorities. Through service offerings such as new hire reporting, ADP Check/full service direct deposit (in conjunction with major bank partners) and wage garnishment payment, the ADP Tax and Financial Services Center is also responsible for the efficient movement of funds and information to third parties. In Europe, Latin America, Australia and the Pacific Rim, Employer Services provides full departmental outsourcing of payroll services.

     ADP's HR services, operating in conjunction with a client's payroll database, provide comprehensive HR recordkeeping services, including benefits administration and outsourcing, applicant tracking, employee history and position control. ADP's benefits administration services, including management of the open enrollment of benefits, COBRA and Flexible Spending Account administration and 401(k) recordkeeping, provide benefits administration across all market segments. In fiscal 2001, ADP became the tenth largest provider of 401(k) retirement plans. In fiscal 2001, ADP grew its COBRA administration services business over 30% and introduced a new Web-based version of its existing COBRA product.

     The ADP Tax and Financial Services Center supports large, mid-sized and small clients. It provides an electronic interface between approximately 350,000 ADP clients in the United States and Canada and about 2,000 federal, state and local tax agencies, from the Internal Revenue Service to local town governments. In fiscal 2001, the ADP Tax and Financial Services Center printed and delivered over 43 million year-end tax statements in North America, and moved over $500 billion in client funds to tax authorities and its clients' employees via electronic transfer, direct deposit and ADP Check.

     TotalSource provides clients with comprehensive employment administration outsourcing solutions, including payroll, HR, benefits administration and workers' compensation insurance. TotalSource, the second largest PEO in the U.S., has 18 offices located in nine states and serves over 3,000 PEO clients and approximately 70,000 work-site employees in 50 states. TotalSource revenues increased 12% in fiscal 2001 over the previous fiscal year.

     ADP complements its payroll and HR services with additional employer services that include products such as time and labor management and unemployment compensation management. This fiscal year, ADP expanded its time and labor management business by over 20%. ADP's unemployment compensation services aid clients in managing and reducing unemployment insurance costs.

     ADP is in the process of Internet-enabling existing product offerings, while at the same time creating new products expressly designed for the Internet. This year, for example, ADP delivered the ADP EasyPayNet(sm) Web-based payroll service to over 4,000 EBS clients, launched its Internet-based PayeXpert(R) solution for Major Accounts clients, and introduced the Enterprise HRMS integrated HR, payroll and benefits solution for National Accounts Services clients that feature Internet-based employer self-service capabilities. Further, in fiscal 2001, ADP launched Benefits eXpert(sm), an Internet-based benefits administration and employee self-service solution that allows mid-market companies to manage more efficiently their employees' health and welfare benefits.

     The continued increase in multi-national companies makes payroll and human resource management services a global opportunity. In fiscal 2001, ADP increased payroll sales to multi-national employers throughout Europe nearly 50% over the previous fiscal year. ADP constantly seeks to further enhance its presence in the global market, and in fiscal 2001 initiated a new partnership with Exult, Inc. to expand its services for large companies to the "Global 500" market using a new technology outsourcing model.

Brokerage Services

     Brokerage Services provides transaction processing systems, desktop productivity applications and investor communication services to the financial services industry worldwide. ADP's products and services include: (i) global order entry, trade processing and settlement systems including automated inquiry, reporting and record keeping services for trading virtually all financial instruments such as equities, fixed income, foreign currency, commodities and derivatives; (ii) full-service investor communications services including state-of-the-art electronic delivery and Internet solutions, financial printing, proxy distribution and processing, regulatory mailings and fulfillment services; (iii) real-time order entry and processing services for Web-based brokerage firms; (iv) automated, browser-based, desktop productivity tools for financial consultants, institutional investors and corporate secretaries; and
(v) integrated delivery of multiple products and services through ADP's Global Processing Solution(sm). The Global Processing Solution is ADP's comprehensive system for handling transactions in any financial instrument, in any market, at any time.

     ADP serves a diverse client base, including full-service, discount and online brokerage firms, global banks; mutual funds; institutional investors; specialty trading firms; clearing firms; as well as publicly traded corporations. Brokerage Services provides securities transaction processing, printing and electronic distribution of shareholder communications and other services to clients in North America, Europe, Pacific Rim, Latin America and Australia.

         In fiscal 2001, ADP processed a significant portion of U.S. and Canadian securities transactions, with average daily volumes of more than 1.3 million trades per day. In addition, ADP served the North American securities transaction processing needs of most large global banks. In fiscal 2001, ADP converted Lehman Brothers to Brokerage Processing Services, completing the first phase of its implementation to ADP's Global Processing Solution. Further, ADP signed agreements to provide the Global Processing Solution to Bank of America and several other large institutions.

         Brokerage Services also provides computerized proxy vote tabulation and shareholder communication, distribution and fulfillment services, including Internet-enabled products and services. ADP served approximately 14,000 publicly traded companies and 450 mutual funds on behalf of more than 800 brokerage firms and banks in fiscal 2001. In fiscal 2001, ADP distributed more than 780 million shareholder communications on behalf of its clients worldwide, nearly 50% more than fiscal 1999. This year, ADP delivered 5.3 million investor communications via the Internet, which is 132% more than the prior fiscal year.

         Internationally, Brokerage Services integrates the delivery of multiple products and services through its Global Processing Solution. ADP now serves brokerage and banking clients in more than 25 countries, providing global trade processing and settlement systems for international securities in multiple currencies. In fiscal 2001, ADP, through its subsidiary Wilco International Limited, doubled its global product development and outsourced client services operations in India, expanded its global trade processing and settlement services for international securities to Australia and extended its reach into the global retail securities markets in the U.K.

Dealer Services

     Dealer Services provides integrated dealer management systems ("DMS") and business performance solutions for motor vehicle (automobile and truck) dealers and their manufacturers worldwide. More than 16,000 automobile and truck dealers throughout North America and Europe and more than 30 vehicle manufacturers use ADP's DMS, networking solutions, data integration, consulting and/or marketing services.

     ADP offers its dealership clients a service solution that includes computer hardware, hardware maintenance services, licensed software, software support, system design and network consulting services. ADP also offers its dealership clients "front-end" dealership sales process and business development training services, consulting services, software products and customer relationship management solutions. Clients use an ADP DMS to manage business activities such as accounting, inventory, factory communications, scheduling, vehicle financing, insurance, sales and service. ADP designs, establishes and maintains communications networks for its clients that allow interactive communications among multiple site locations (for larger dealers) as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle locating, dealership customer credit application submission and decisioning, vehicle repair estimating, and obtaining vehicle registration and lien holder information.

Claims Services

     Claims Services offers a broad line of automated information tools to property and casualty insurance companies, claims adjusters, repair shops and auto parts recycling facilities. These tools help insurers to improve their performance by accelerating the claims review and settlement process and streamlining workflow. The products and services include the following: vehicle repair estimating applications and total loss vehicle valuation applications and related databases for the property and casualty, and collision repair industries; medical cost management applications and services for the auto casualty and workers' compensation markets; auto body shop management systems; and parts locator systems.

Markets and Marketing Methods

     All of ADP's services are sold broadly across the United States, Canada and Europe. Some employer services and brokerage services are also offered in Latin America (primarily Brazil), Australia and the Pacific Rim.

     None of ADP's major business groups have a single homogenous client base or market. For example, while Brokerage Services primarily serves the retail brokerage market, it also serves banks, commodity dealers, the institutional brokerage market and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers, brokerage clients and insurance clients. While concentrations of clients exist, no one business group is material to ADP's overall revenues.

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

Clients and Client Contracts

     ADP provides its services to over 500,000 clients. No single client accounts for revenues in excess of 2% of annual consolidated revenues.

     ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and because no sale is considered firm until it is installed and begins producing revenue.

     ADP's average client retention is more than 8 years in Employer Services and is 10 or more years in Brokerage, Dealer and Claims Services, and does not vary significantly from period to period.

     ADP's services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. Discounts, rebates and promotions offered by ADP to clients are not material.

     ADP offers a service warranty to its clients that if any errors or omissions occur in its service offerings, ADP will correct them as soon as possible. In addition, ADP provides, either directly or through third parties, maintenance and support for the ADP provided equipment and software which facilitates the delivery of its services to clients.

Systems Development and Programming

     During the fiscal years ended June 30, 2001, 2000 and 1999, ADP expensed $514 million, $460 million and $412 million, respectively, on investments in systems development and programming, migration to new computing technologies and the development of new products.

Product Development

     ADP continually upgrades, enhances and expands its existing products and services. Generally, no new product or service has a significant effect on ADP's revenues or negatively impacts its existing products and services, and ADP's products and services have a significant remaining life cycle.

Licenses

     ADP is the licensee under a number of agreements for computer programs and databases. ADP's business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks and franchises are not material to ADP's business as a whole.

Number of Employees

     ADP employed approximately 41,000 persons as of June 30, 2001.

Item 2.  Properties

     ADP leases space for 48 of its principal processing centers. In addition, ADP leases numerous other small processing centers and sales offices. All of these leases, which aggregate approximately 6,200,000 square feet in the United States, Canada, Europe, Latin America (primarily Brazil), Pacific Rim, Australia and South Africa, expire at various times up to the year 2016. ADP owns 31 of its processing facilities and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,000,000 square feet.

Item 3.  Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     See "Market Price, Dividend Data and Other" contained in the Registrant's 2001 Annual Report to Shareholders, which information is incorporated herein by reference. As of August 31, 2001, the Registrant had 33,905 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

Item 6.  Selected Financial Data

     See "Selected Financial Data" contained in the Registrant's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis" contained in the Registrant's 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Approximately 40% of the Registrant's overall investment portfolio is invested in overnight interest-bearing instruments, which are therefore impacted immediately by changes in interest rates. The other 60% of the Registrant's investment portfolio is invested in fixed-income securities, with maturities up to ten years, which are also subject to interest rate risk, including reinvestment risk. The Registrant has historically had the ability to hold these investments until maturity, and therefore this has not had an adverse impact on income or cash flows.

     The earnings impact of future rate changes is not precisely predictable because many factors influence the return on the Registrant's portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. The mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of 25 basis points applied to the June 30, 2001 balances would result in a $12 million pre-tax earnings impact over the following twelve-month period.

Item 8.  Financial Statements and Supplementary Data

     The financial statements described in Item 14(a)1. hereof are incorporated herein.

The following supplementary data is incorporated herein by reference:

     Quarterly Financial Results (unaudited) for the two years ended June 30, 2001 (see Note 13 of the "Notes to Consolidated Financial Statements" contained in ADP's 2001 Annual Report to Shareholders)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

     The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:

                                                                                                        Employed by
        Name                           Age                         Position                             ADP Since
--------------------                   ---                   --------------------------                 ----------



John D. Barfitt                        48                    President, Employer                           1979
                                                             Services--International

James B. Benson                        56                    Vice President, General                       1977
                                                             Counsel and Secretary

Richard C. Berke                       56                    Vice President, Human                         1989
                                                             Resources

Gary C. Butler                         54                    President and Chief                           1975
                                                             Operating Officer

Raymond L. Colotti                     55                    Vice President and                            1995
                                                             Treasurer

Richard J. Daly                        48                    Group President,                              1989
                                                             Brokerage Services

Richard A. Douville                    46                    Vice President,                               1999
                                                             Finance

G. Harry Durity                        54                    Vice President,                               1994
                                                             Worldwide Business
                                                             Development

Karen E. Dykstra                       42                    Vice President,                               1981
                                                             Finance

Russell P. Fradin                      46                    Group President,                              1996
                                                             Employer Services - North America

Eugene A. Hall                         45                    Senior Vice President, and                    1998
                                                             President of Financial
                                                             and Technology Services,
                                                             Employer Services - North America


John Hogan                             53                    Group President,                              1993
                                                             Brokerage Services

Campbell Langdon                       40                    Vice President,                               2000
                                                             Strategic Development

S. Michael Martone                     53                    Group President, Dealer                       1987
                                                             Services

Arthur F. Weinbach                     58                    Chairman and                                  1980
                                                             Chief Executive Officer


     Messrs. Benson, Berke, Butler, Daly, Durity, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

     John D. Barfitt joined ADP in 1979. Prior to his promotion to President, Employer Services -International he served as President, Claims Services at ADP from 1998 to 2000 and Senior Vice President - Automotive Claims Services at ADP from 1996 to 1998.

     Raymond L. Colotti joined ADP in 1995. Prior to his promotion to Vice President and Treasurer, he served as President of ADP Atlantic, Inc. and its related companies from 1995 to 1997.

     Karen E. Dykstra joined ADP in 1981. Prior to her promotion to Vice President, Finance in 2001, she served as Vice President and Controller from 1998 to 2001, Assistant Corporate Controller from 1996 to 1998 and as Chief Financial Officer of Dealer Services from 1995 to 1996.

     Richard A. Douville joined ADP in 1999 as Vice President, Finance.
Prior to joining ADP, he served as Senior Vice President and Chief Financial Officer from 1996 to 1999 and as Vice President and Treasurer from 1993 to 1996 at United States Surgical Corporation.

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

Directors of the Registrant

     See "Election of Directors" in the Proxy Statement for Registrant's
2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

     See "Compensation of Executive Officers" in the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     See "Election of Directors - Security Ownership of Certain Beneficial Owners and Managers" in the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     See "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)1.     Financial Statements

     The following reports and consolidated financial statements of the Registrant contained in the Registrant's 2001 Annual Report to Shareholders are also included in Part II, Item 8:

     Statements of Consolidated Earnings - years ended June 30, 2001, 2000 and 1999

     Consolidated Balance Sheets - June 30, 2001 and 2000

     Statements of Consolidated Shareholders' Equity - years ended June 30,
          2001, 2000 and 1999

     Statements of Consolidated Cash Flows - years ended June 30, 2001,
          2000 and 1999

     Notes to Consolidated Financial Statements

     Report of Management

     Independent Auditors' Report

         Financial information of the Registrant is omitted because the Registrant is primarily a holding company. The Registrant's subsidiaries, which are listed on Exhibit 21 attached hereto, are wholly-owned.

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

     3. The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

     3.1         -     Amended and Restated Certificate of Incorporation dated
                       November 11, 1998 - incorporated by reference to Exhibit
                       3.1 to Registrant's registration statement on Form S-4
                       filed with the Commission on February 9, 1999

     3.2         -     Amended and Restated By-laws of the Registrant -
                       incorporated by reference to Exhibit 3.2 to Registrant's
                       Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000

     4           -     Indenture dated as of February 20, 1992 between Automatic
                       Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit
                       (4)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

     10.1        -     Letter Agreement dated as of August 13, 2001 between
                       Automatic Data Processing, Inc. and Arthur F. Weinbach
                       (Management Contract)

     10.2        -     Letter Agreement dated September 14, 1998 between
                       Automatic Data Processing, Inc. and Gary Butler - incorporated by reference to Exhibit 10.2 to Registrant's
                       Annual Report on Form 10-K for the fiscal year ended June
                       30, 1998 (Management Contract)

     10.3        -     Key Employees' Restricted Stock Plan - incorporated by
                       reference to Registrant's Registration Statement No.
                       33-25290 on Form S-8 (Management Compensatory Plan)

     10.4        -     Supplemental Officers' Retirement Plan, as amended and
                       restated - incorporated by reference to Exhibit
                       10(iii)(A)-#5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Management
                       Compensatory Plan)

     10.4(a)     -     Amendment to Supplemental Officers' Retirement Plan -
                       incorporated by reference to Exhibit 10(iii)(A)- #5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

     10.5        -     1989 Non-Employee Director Stock Option Plan -
                       incorporated by reference to Exhibit 10(iii)(A)-#7 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

     10.5(a)     -     Amendment to 1989 Non-Employee Director Stock Option Plan
                       - incorporated by reference to Exhibit 10(6)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

     10.6        -     1990 Key Employees' Stock Option Plan - incorporated by
                       reference to Exhibit 10(iii)(A)-#8 to Registrant's Annual
                       Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

     10.6(a)     -     Amendment to 1990 Key Employees' Stock Option Plan -
                       incorporated by reference to Exhibit 10(7)(a) to Registrant's Annual Report on Form

                       10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

     10.7        -     1994 Directors' Pension Arrangement - incorporated by
                       reference to Exhibit 10(iii)(A)-#10 to Registrant's
                       Annual Report on Form 10-K for the fiscal year ended June
                       30, 1994 (Management Compensatory Plan)

     10.8        -     2000 Key Employees' Stock Option Plan - incorporated by
                       reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999
                       (Management Compensatory Plan)

     10.9        -     2001 Executive Incentive Compensation Plan (Management
                       Compensatory Plan)

     10.10       -     Change in Control Severance Plan for Corporate Officers -
                       incorporated by reference to Exhibit 10.3 to Registrant's
                       Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001

     11          -     Schedule of Calculation of Earnings Per Share

     13          -     Pages 20 to 35 of the 2001 Annual Report to Shareholders
                       (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

     21          -     Subsidiaries of the Registrant

     23          -     Independent Auditors' Consent

     (b)       None.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
and Shareholders of
Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 13, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Automatic Data Processing, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
New York, New York
August 13, 2001



                               AUTOMATIC DATA PROCESSING, INC.

                                     AND SUBSIDIARIES

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)



Column A                            Column B                   Column C                Column D            Column E
--------                            --------                   --------                --------           ---------


                                                               Additions
                                                        --------------------------


                                                        (1)                (2)
                                                                       Charged to
                                    Balance at       Charged to        other                              Balance at
                                    beginning        costs and         accounts-       Deductions-        end of
                                    of period        expenses          describe        describe           period
                                    ---------        ---------         ---------       ----------         ----------

Year ended June 30, 2001:
Allowance for doubtful accounts:
  Current                           $48,448          $ 16,431          $  114 (B)      $ (22,997) (A)     $ 41,996

  Long-term                         $16,946          $  1,369          $   --          $  (1,649) (A)     $ 16,666

Deferred Tax Valuation Allowance    $22,163          $     --          $  (165) (C)    $  (7,750) (D)     $ 14,248


Year ended June 30, 2000:
Allowance for doubtful accounts:
  Current                           $46,357          $ 25,020          $1,663 (B)      $ (24,592) (A)     $ 48,448

  Long-term                         $16,556          $  1,942          $   --          $  (1,552) (A)     $ 16,946

Deferred Tax Valuation Allowance    $22,496          $     --          $ (333)(C)      $     --           $ 22,163

Year ended June 30, 1999:
Allowance for doubtful accounts:
  Current                           $45,595          $ 17,551          $1,788 (B)      $ (18,577) (A)     $ 46,357

  Long-term                         $14,431          $  2,470          $   --          $    (345) (A)     $ 16,556

Deferred Tax Valuation Allowance    $22,639          $     --          $ (143)(C)      $     --           $ 22,496



(A) Doubtful accounts written off, less recoveries on accounts previously written off.
(B) Acquired in purchase/pooling transactions.
(C) Related to foreign exchange fluctuation.
(D) Related to the net deferred tax assets recorded in purchase accounting. The recognition of this allowance reduces the excess purchase price over the net assets acquired.

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

                                                AUTOMATIC DATA PROCESSING, INC.
                                                        (Registrant)


September 14, 2001                              By: /s/ Arthur F. Weinbach
                                                    -------------------------
                                                    Arthur F. Weinbach
                                                    Chairman and
                                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                                               Title                              Date


    /s/ Arthur F. Weinbach                           Chairman, Chief Executive          September 14, 2001
    ----------------------------------
      (Arthur F. Weinbach)                           Officer and Director
                                                     (Principal Executive Officer)

    /s/ Karen E. Dykstra                             Vice President, Finance            September 14, 2001
    ----------------------------------
      (Karen E. Dykstra)                             (Principal Financial Officer
                                                     and Controller)

    /s/ Gregory D. Brenneman                         Director                           September 14, 2001
    ----------------------------------
      (Gregory D. Brenneman)


    /s/ Gary C. Butler                               Director                           September 14, 2001
    ----------------------------------
      (Gary C. Butler)


    /s/ Joseph A. Califano, Jr.                      Director                           September 14, 2001
    ----------------------------------
      (Joseph A. Califano, Jr.)


    /s/ Leon G. Cooperman                            Director                           September 14, 2001
    ----------------------------------
      (Leon G. Cooperman)


    /s/ George H. Heilmeier                          Director                           September 14, 2001
    ----------------------------------
      (George H. Heilmeier)



    Signature                                        Title                                          Date


    /s/ Ann Dibble Jordan                            Director                           September 14, 2001
    ----------------------------------
      (Ann Dibble Jordan)


    /s/ Harvey M. Krueger                            Director                           September 14, 2001
    ----------------------------------
      (Harvey M. Krueger)


    /s/ Frederic V. Malek                            Director                           September 14, 2001
    ----------------------------------
      (Frederic V. Malek)


    /s/ Henry Taub                                   Director                           September 14, 2001
    ----------------------------------
      (Henry Taub)


    /s/ Laurence A. Tisch                            Director                           September 14, 2001
    ----------------------------------
      (Laurence A. Tisch)


    /s/ Josh S. Weston                               Director                           September 14, 2001
    ----------------------------------
      (Josh S. Weston)
