Form 10-Q
period 2001-12-31
AUTOMATIC DATA PROCESSING INC
filed 2002-01-31
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 2001    Commission File Number 1-5397
                  -------------------                         --------



                       Automatic Data Processing, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



 Delaware                                                 22-1467904
-----------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
                                                   --------------------------



                             No change
-----------------------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the commission and (2) has been subject to the filing requirements for at least the past 90 days.

                    X              Yes                               No
----------------------------------     ----------------------------

As of December 31, 2001 there were 620,271,986 common shares outstanding.

                                                                        Form 10Q


                          PART I. FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                              ---------------------  ----------------------
                                    2001       2000        2001        2000
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for clients
 and PEO revenues             $1,508,922 $1,450,633  $2,942,398  $2,823,471

Interest on funds held for
 clients                         110,072    129,918     223,260     245,557

PEO revenues (A)                  62,034     59,271     123,253     114,923
                              ---------- ----------  ----------  ----------

Total revenues                 1,681,028  1,639,822   3,288,911   3,183,951
                              ---------- ----------  ----------  ----------

Operating expenses               691,970    677,102   1,368,322   1,337,060

General, administrative and
 selling expenses                393,558    410,627     850,119     846,062

Systems development and
 programming costs               117,540    127,503     233,369     246,577

Depreciation and amortization     68,449     78,524     137,912     160,068

Other(income)expense             (20,389)     3,166     (50,911)    (35,326)
                              ---------- ----------  ----------  ----------

                               1,251,128  1,296,922   2,538,811   2,554,441
                              ---------- ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     429,900    342,900     750,100     629,510

Provision for income taxes       165,300    135,460     288,900     248,670
                              ---------- ----------  ----------  ----------

NET EARNINGS                  $  264,600 $  207,440  $  461,200  $  380,840
                              ========== ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $     0.43 $     0.33  $     0.75  $     0.60
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $     0.42 $     0.32  $     0.73  $     0.59
                              ========== ==========  ==========  ==========

Dividends per share           $   0.1150 $   0.1025  $   0.2175  $   0.1900
                              ========== ==========  ==========  ==========

(A) Net of pass-through costs of $649,939 and $651,151, $1,246,401 and $1,243,398, respectively.


               See notes to the consolidated financial statements.

                                                                        Form 10Q


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)
                                   (Unaudited)

                                               December 31,      June 30,
Assets                                             2001            2001
------                                         -----------    -----------
Cash and cash equivalents                      $ 1,326,967    $ 1,275,356
Short-term marketable securities                   407,802        515,245
Accounts receivable                                929,370        976,638
Other current assets                               275,026        316,221
                                               -----------    -----------
  Total current assets                           2,939,165      3,083,460

Long-term marketable securities                    896,477        806,363
Long-term receivables                              213,724        224,964

Land and buildings                                 468,367        457,110
Data processing equipment                          679,873        653,641
Furniture, leaseholds and other                    528,916        533,883
                                               -----------    -----------
                                                 1,677,156      1,644,634
  Less accumulated depreciation                 (1,074,068)    (1,029,984)
                                               -----------    -----------
  Total property, plant and equipment              603,088        614,650

Other assets                                       230,934        219,133

Goodwill                                         1,293,620      1,151,874
Other intangibles                                  448,579        449,536
                                               -----------    -----------
  Total assets before funds held for clients     6,625,587      6,549,980
Funds held for clients                          10,995,695     11,339,110
                                               -----------    -----------
Total assets                                   $17,621,282    $17,889,090
                                               ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Accounts payable                               $   150,115    $   156,324
Accrued expenses & other current
  liabilities                                      984,031      1,032,273
Income taxes                                       131,387        147,676
                                               -----------    -----------
 Total current liabilities                       1,265,533      1,336,273

Long-term debt                                      94,895        110,227
Other liabilities                                  243,855        208,880
Deferred income taxes                              238,299        207,928
Deferred revenue                                    83,921         85,931
                                               -----------    -----------
  Total liabilities before clients funds
    obligations                                  1,926,503      1,949,239
Client funds obligations                        10,827,710     11,238,854
                                               -----------    -----------
  Total liabilities                             12,754,213     13,188,093

Shareholders' equity:
  Common stock                                      63,870         63,870
  Capital in excess of par value                   420,177        553,927
  Retained earnings                              5,480,074      5,153,408
  Treasury stock                                  (946,448)      (837,244)
  Accumulated other comprehensive income          (150,604)      (232,964)
                                               -----------    -----------
    Total shareholders' equity                   4,867,069      4,700,997
                                               -----------    -----------
Total liabilities and shareholders' equity     $17,621,282    $17,889,090
                                               ===========    ===========

              See notes to the consolidated financial statements.

                                                                        Form 10Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                         December 31,
                                                       2001        2000
                                                  ----------   ----------

Cash Flows From Operating Activities:
-------------------------------------

Net earnings                                      $  461,200   $  380,840

Expenses not requiring outlay of cash                188,909      183,417

Changes in operating net assets                       62,188      (19,150)
                                                  ----------   ----------

 Net cash flows provided by operating activities     712,297      545,107
                                                  ----------   ----------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities                 (2,058,862)  (5,578,302)
Proceeds from sale of marketable securities        2,477,841    1,581,357
Net change in client fund obligations               (411,144)   3,744,974
Capital expenditures                                 (65,515)     (90,915)
Additions to intangibles                             (47,601)     (43,543)
Acquisitions of businesses, net of cash acquired    (122,274)     (45,314)
Other                                                  6,381      (10,261)
                                                  ----------   ----------

 Net cash flows used in investing activities        (221,174)    (442,004)
                                                  ----------   ----------

Cash Flows From Financing Activities:
-------------------------------------

Net proceeds from short-term borrowings               49,803       26,253
Payments of debt                                      (3,299)     (43,317)
Proceeds from issuance of common stock               107,661      100,541
Repurchases of common stock                         (459,143)           -
Dividends paid                                      (134,534)    (120,003)
                                                  ----------   ----------

 Net cash flows used in financing activities        (439,512)     (36,526)
                                                  ----------   ----------

Net change in cash and cash equivalents               51,611       66,577

Cash and cash equivalents, beginning of period     1,275,356    1,227,637
                                                  ----------   ----------
Cash and cash equivalents, end of period          $1,326,967   $1,294,214
                                                  ==========   ==========



              See notes to the consolidated financial statements.

                                                                        Form 10Q
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
                                   (Unaudited)

   The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. The results of operations for the six months ended December 31, 2001 may not be indicative of the results to be expected for the year ending June 30, 2002. These statements should be read in conjunction with the annual financial statements and related notes of Automatic Data Processing, Inc. (ADP or the Company) for the year ended June 30, 2001. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

Note A - The calculation of basic and diluted earnings per share (EPS) is as follows:

(In thousands, except EPS)

                                Periods ended December 31, 2001
                       ----------------------------------------------------
                          Three Month Period          Six Month Period
                       ------------------------   -------------------------
                       Income    Shares     EPS     Income    Shares    EPS

Basic                 $264,600  617,335   $0.43    $461,200  618,957  $0.75

Effect of zero coupon
  subordinated notes       403    2,410                 879    2,556

Effect of stock
  options                    -   10,492                   -    9,988
                      --------  -------            --------  -------

Diluted               $265,003  630,237   $0.42    $462,079  631,501  $0.73
                      ========  =======   =====    ========  =======  =====

                                Periods ended December 31, 2000
                      -----------------------------------------------------
                          Three Month Period           Six Month Period
                      -------------------------   -------------------------
                       Income    Shares     EPS     Income   Shares    EPS

Basic                 $207,440  632,082   $0.33   $380,840  631,035   $0.60

Effect of zero coupon
  subordinated notes       635    3,820              1,314    3,947

Effect of stock
  options                    -   15,905                  -   15,425
                       -------  -------           --------  -------

Diluted               $208,075  651,807   $0.32   $382,154  650,407   $0.59
                      ========  =======   =====   ========  =======   =====


Note B - On July 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS 142).

           SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's results of operations or financial position.

                                                                        Form 10Q

          SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

          The Company completed its assessment of impairment as of July 1, 2001, which indicated no impairment of goodwill.

          Prior to fiscal year 2002, the Company amortized goodwill over periods from 10 to 40 years. Pro forma net income and earnings per share for the three months and six months ended December 31, 2000, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:


(In thousands, except EPS)

                                     Three months ended  Six months ended
                                          December 31,    December 31,
                                              2000            2000
                                              ----            ----

      Previously reported net earnings    $207,440        $380,840
      Goodwill amortization                 13,450          25,925
      Tax provision                         (1,664)         (3,283)
                                          --------        --------
      Pro forma net earnings              $219,226        $403,482
                                          ========        ========

      Previously reported basic EPS         $ 0.33          $ 0.60
      Previously reported diluted EPS       $ 0.32          $ 0.59

      Pro forma basic EPS                   $ 0.35          $ 0.64
      Pro forma diluted EPS                 $ 0.34          $ 0.62



Note C -   Other (income) expense consists of the following:
           (In thousands)

                                 Three months ended     Six months ended
                                    December 31,          December 31,
                                   2001       2000       2001      2000
                                   ----       ----       ----      ----
Interest income on corporate
  funds                         $(24,280)   $(43,817)  $(57,825) $(86,211)
Realized (gains)losses on
  investments                     (2,460)     43,634     (6,454)   44,238
Interest expense                   6,351       3,349     13,368     6,647
                                --------    --------   --------  --------
Total other (income)expense     $(20,389)   $  3,166   $(50,911) $(35,326)
                                ========    =========  ========  ========

                                                                        Form 10Q


Note D - Comprehensive income for the three months and six months ended December 31, 2001 and 2000 is as follows:

                                Three months ended      Six months ended
                                    December 31,           December 31,
                                   2001      2000         2001     2000
                                   ----      ----         ----     ----
Net earnings                    $264,600  $207,440     $461,200  $380,840
Other comprehensive income:
Foreign currency translation
 adjustment                        9,016    23,574       47,418   (44,399)
Unrealized gains(losses) on
 securities                      (41,442)   39,405       34,942    54,944
                                --------  --------     --------  --------
Comprehensive income            $232,174  $270,419     $543,560  $391,385
                                ========  ========     ========  ========


Note E -  Interim financial data by segment:

          ADP evaluates performance of its business units based on recurring operating results before interest on corporate funds, interest expense, realized gains and losses on investments, foreign currency gains and losses, and income taxes. Certain revenues and expenses are charged to business units at a standard rate for management and motivational reasons. Other costs are recorded based on management responsibility. As a result, various income and expense items, including certain non-recurring gains and losses, are recorded at the corporate level and certain shared costs are not allocated. Goodwill amortization is charged to business units to act as a surrogate for the cost of capital for acquisitions, which is subsequently eliminated in consolidation. Interest on invested funds held for clients are recorded in Employer Services' revenues at a standard rate of 6%, with the adjustment to actual revenues included in Other. Prior year's business unit revenues and pre-tax earnings have been restated to reflect the current year's budgeted foreign exchange rates.

          Results of the Company's three largest business units, Employer Services, Brokerage Services and Dealer Services, are shown below.


                         Three months ended December 31,
                        ----------------------------------------
(In millions)            Employer       Brokerage     Dealer
                         Services       Services      Services
                        -----------    -----------   -----------
                        2001   2000    2001   2000   2001   2000
                        ----   ----    ----   ----   ----   ----

Revenues               $1,026   $972   $364   $367   $174   $169
Pre-tax earnings       $  274   $225   $ 64   $ 61   $ 30   $ 27

                         Six months ended December 31,
                       -----------------------------------------
                          Employer       Brokerage     Dealer
                         Services       Services      Services
                        ----------     -----------   -----------
                        2001   2000    2001   2000   2001   2000
                        ----   ----    ----   ----   ----   ----

Revenues               $1,998 $1,873   $724   $726   $349   $334
Pre-tax earnings       $  489 $  401   $130   $124   $ 57   $ 48

                                                                        Form 10Q

Note F - The Company's short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by U.S. government securities. These agreements generally have terms ranging from overnight to up to 10 days. There were $49 million in outstanding repurchase agreements at December 31, 2001 and no outstanding balance as of December 31, 2000. For the quarter and six months ended December 31, 2001, the Company had an average outstanding balance of approximately $707 million and $611 million, respectively, at an average interest rate of 2.7%.

Note G - In October 2001, the Company entered into a new $4.0 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $2.5 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The agreement, which expires in October 2002, has no borrowings to date.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

RESULTS OF OPERATIONS

Revenues and earnings again reached record levels during the quarter ended December 31, 2001. Revenues and revenue growth by ADP's major business units for the three months and six months ended December 31, 2001 and 2000 are as follows:

($'s in millions)                             Revenues
                           ------------------------------------------
                            Three Months Ended       Six Months Ended
                               December 31,              December 31
                           ------------------       ----------------
                             2001        2000         2001       2000
                           ------      ------       ------     ------

     Employer Services     $1,026      $  972       $1,998     $1,873
     Brokerage Services       364         367          724        726
     Dealer Services          174         169          349        334
     Other                    117         132          218        251
                           ------      ------       ------     ------
     Total revenues        $1,681      $1,640       $3,289     $3,184
                           ======      ======       ======     ======


                                          Revenue Growth
                           ------------------------------------------
                            Three Months Ended       Six Months Ended
                               December 31,              December 31,
                           ------------------       -----------------
                             2001        2000         2001       2000
                           ------      ------       ------     ------

     Employer Services         6%         14%           7%        14%
     Brokerage Services       (1)         18            -         28
     Dealer Services           3          (9)           4         (9)
     Other                   (11)         15          (13)        18
     Total revenues            3%         12%           3%        14%

                                                                        Form 10Q

Consolidated revenues for the quarter of approximately $1.7 billion increased 3% from last year. Revenue growth in Employer Services was 6%, as new business sales were flat with last year. Growth was offset by lower pays per control (the number of employees our client's pay) and lower retention, as a result of the weak economy. Brokerage Services revenues declined 1%. Excluding the recent acquisition of IBM's output services print business, Brokerage Services revenues declined 7%. The mix of back office client transactions in the quarter resulted in lower revenue per trade and the continued reduction in discretionary spending in the financial services industry, particularly in research and implementation services, also contributed to the decline. Postage revenues, which are primarily offset by postage expenses, declined as a result of our ongoing effort to transition the proxy mailing and voting process towards electronic delivery and the "householding," or the consolidation of customer accounts. Dealer Services revenue growth was 3% in the quarter.

The primary components of Other revenues are Claims Services, foreign exchange differences and miscellaneous processing services. In addition, Other revenues have been adjusted for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%. Claims Services revenues increased 3% partially offsetting net declines in the other components. The prior year's business unit revenues and pre-tax earnings have been restated to reflect the current year's budgeted foreign exchange rates.

Systems development and programming costs decreased in the quarter due to cost containment initiatives primarily related to the maintenance of existing applications, while funding of investments in new products continued.

In July 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles Assets," which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The decrease in amortization expense is due to the adoption of SFAS 142. The Company completed its assessment of impairment as of July 2001, which indicated no impairment of goodwill.

Pre-tax earnings for the quarter increased 21% to $429.9 million from $356.4 million in the prior year quarter adjusted for the pro forma impact of SFAS 142. In the quarter ended December 31, 2000, the Company recorded a $45 million write-off ($27 million after-tax) of its $90 million investment in Bridge Information Systems, Inc. (Bridge). Pre-tax earnings for the quarter increased 7% to $429.9 million from $401.4 million in the prior year quarter as adjusted for the pro forma impact of SFAS 142 and the impact of the prior year non-recurring write-off of the Bridge investment.

Consolidated pre-tax margins increased over the previous year as cost containment initiatives benefited each of our businesses and continued automation and operating efficiencies have enabled the Company to offset accelerated investments in new products.

The effective income tax rate was 38.5% of pre-tax earnings in the current quarter compared to 39.5% in the prior year quarter. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142 and the elimination of goodwill amortization expense in the current year quarter. Adjusting the prior year for the pro forma impact of SFAS 142, the effective income tax rate was 38.5%.

                                                                        Form 10Q

Net earnings for the quarter increased 21% to $264.6 million from $219.2 million in the prior year quarter adjusted for the pro forma impact of SFAS 142. Net earnings for the quarter increased 7% to $264.6 million from $246.2 million in the prior year quarter adjusted for the pro forma impact of SFAS 142 and prior to the write-off of the Bridge investment.

Diluted earnings per share on fewer shares outstanding, primarily resulting from the Company share repurchases, increased 24% to $0.42 from $0.34 in the prior year quarter adjusted for the pro forma impact of SFAS 142. Diluted earnings per share increased 11% adjusted for the pro forma impact of SFAS 142 and prior to the Bridge write-off. We expect consolidated revenue growth in the mid single-digits and we project double-digit earnings per share growth over fiscal 2001 pro forma full year results.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong. At December 31, 2001, the Company had cash and marketable securities of $2.6 billion. Shareholders' equity was $4.9 billion and the ratio of long-term debt to equity was 2%.

Capital expenditures for fiscal 2002 are expected to approximate $175 million, compared to $185 million in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations were $712.3 million for the six months ended December 31, 2001, adding to our strong cash position.

Cash flows used in investing activities totaled $221.2 million primarily as a result of additions to our investment portfolio and capital expenditures.

Cash flows used in financing activities totaled $439.5 million. In the first six months of fiscal 2002, the Company purchased approximately 9.4 million shares of common stock at an average price per share of approximately $49. As of December 31, 2001, the Company has remaining Board of Directors authorization to purchase up to 43.9 million additional shares.

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

The earnings impact of future interest rate changes is based on many factors, which influence the return on the Company's portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. This mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of 25 basis points applied to the average projected investment balances for fiscal 2002 would result in an $11 million pre-tax earnings impact over a twelve month period.

                                                                        Form 10Q

The Company's short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by U.S. government securities. These agreements generally have terms ranging from overnight to up to 10 days. There were $49 million in outstanding repurchase agreements at December 31, 2001 and no outstanding balance as of December 31, 2000. For the quarter and six months ended December 31, the Company had average outstanding balances of approximately $707 million and $611 million, respectively, at an average interest rate of 2.7%.

In October 2001, the Company entered into a new $4.0 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $2.5 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The agreement, which expires in October 2002, has no borrowings to date.


OTHER MATTERS

Certain member countries of the European Union have transitioned to the Euro as a new common legal currency. The costs of this transition have not had a material effect on our consolidated financial statements.

This report contains "forward-looking statements" based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ from those expressed. Factors that could cause differences include, but are not limited to: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes and employee benefits; overall economic trends, including interest rate and foreign currency trends; stock market activity; auto sales and related industry changes; employment levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of the Shareholders was held on November 13, 2001. The following members were elected to the Company's Board of Directors to hold office for the ensuing year. The votes cast for each director were are follows:

                                                                        Form 10Q


Nominee                  In Favor     Opposed    Abstained   Not voted
-------                  --------     -------    ---------   ---------
Gregory D. Brenneman     495,187,748  2,974,223  7,094,535  118,813,956
Gary C. Butler           497,826,017    335,954  4,456,266  121,452,225
Joseph A. Califano, Jr.  497,450,259    711,712  4,832,024  121,076,467
Leon G. Cooperman        497,899,837    262,134  4,382,446  121,526,045
George H. Heilmeier      497,815,221    346,750  4,467,062  121,441,429
Ann Dibble Jordan        497,724,571    437,400  4,557,712  121,350,779
Harvey M. Krueger        486,174,669 11,987,302 16,107,614  109,800,877
Frederic V. Malek        497,778,114    383,857  4,504,169  121,404,322
Henry Taub               497,541,111    620,860  4,741,172  121,167,319
Laurence A. Tisch        497,159,034  1,002,937  5,123,249  120,785,242
Arthur F. Weinbach       497,860,823    301,148  4,421,460  121,487,031
Josh S. Weston           497,608,451    553,520  4,673,832  121,234,659

The results of the voting on the additional items indicated below was as follows:

(a) To approve an amendment to the Company's 2000 Key Employee's Stock Option Plan, which has been approved by the Board of Directors increasing by 22,000,000 shares the number of shares of Common Stock of the Company that may be acquired upon the exercise of options that may be granted to employees under such plan. The votes of the shareholders on this ratification were as follows:

               In Favor       Opposed      Abstained    Not voted
               --------       -------      ---------    ---------
               451,786,122    46,529,433   3,813,794    152,934


(b) To approve the Company's 2001 Executive Incentive Compensation Plan. The votes of the shareholders on this ratification were as follows:


               In Favor       Opposed      Abstained    Not voted
               --------       -------      ---------    ---------
               452,711,974    45,575,566   3,953,863    40,880


(c) To ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the fiscal year begun on July 1, 2001. The votes of the shareholders on this ratification were as follows:


               In Favor       Opposed      Abstained    Not voted
               --------       -------      ---------    ---------
               490,934,847    8,663,820    2,683,626    121,788,179


ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a)   Exhibit number             Exhibit
      --------------             -------

       10.8 2000 Key Employees' Stock Option Plan (as amended effective as of August 31, 2001) (Management Compensatory Plan).

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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                   (Registrant)

Date: January 31, 2002         /s/ Karen E. Dykstra
                              ------------------------
                                  Karen E. Dykstra



                                Vice President, Finance
                             (Principal Financial Officer)
                             -----------------------------
                                      (Title)