Form 10-Q
period 2002-03-31
AUTOMATIC DATA PROCESSING INC
filed 2002-05-06
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2002    Commission File Number 1-5397
                  ----------------                         --------



                       Automatic Data Processing, Inc.
--------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)



 Delaware                                                 22-1467904
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
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

As of March 31, 2002 there were 620,141,262 common shares outstanding.

                                                                  Form 10Q


                          Part I. Financial Information

                       Consolidated Statements of Earnings
                       -----------------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Nine Months Ended
                                      March 31,              March 31,
                              ---------------------  ----------------------
                                    2002       2001        2002        2001
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for clients
 and PEO revenues             $1,691,261 $1,650,249  $4,633,659  $4,473,720

Interest on funds held for
 clients                         107,880    143,326     331,140     388,883

PEO revenues (A)                  70,895     60,190     194,148     175,113
                              ---------- ----------  ----------  ----------

Total revenues                 1,870,036  1,853,765   5,158,947   5,037,716
                              ---------- ----------  ----------  ----------

Operating expenses               772,492    754,300   2,140,814   2,091,360

General, administrative and
 selling expenses                369,217    418,101   1,219,336   1,264,162

Systems development and
 programming costs               116,387    126,564     349,756     373,141

Depreciation and amortization     73,203     79,914     211,115     239,982

Other(income)expense             (33,113)      (514)    (84,024)    (35,839)
                              ---------- ----------  ----------  ----------

                               1,298,186  1,378,365   3,836,997   3,932,806
                              ---------- ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     571,850    475,400   1,321,950   1,104,910

Provision for income taxes       219,590    186,520     508,490     435,190
                              ---------- ----------  ----------  ----------

NET EARNINGS                  $  352,260 $  288,880  $  813,460  $  669,720
                              ========== ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $     0.57 $     0.46  $     1.31  $     1.06
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $     0.56 $     0.45  $     1.29  $     1.04
                              ========== ==========  ==========  ==========

Dividends per share           $   0.1150 $   0.1025  $   0.3325  $   0.2925
                              ========== ==========  ==========  ==========

(A) Net of pass-through costs of $676,409 and $596,333, $1,922,810 and $1,839,731, respectively.


               See notes to the consolidated financial statements.

                                                                  Form 10Q


                           Consolidated Balance Sheets
                           ---------------------------
                                 (In thousands)
                                   (Unaudited)

                                                 March 31,      June 30,
Assets                                             2002            2001
------                                         -----------    -----------
Cash and cash equivalents                      $ 1,203,966    $ 1,275,356
Short-term marketable securities                   511,120        515,245
Accounts receivable                              1,053,266        976,638
Other current assets                               221,109        316,221
                                               -----------    -----------
  Total current assets                           2,989,461      3,083,460

Long-term marketable securities                  1,116,347        806,363
Long-term receivables                              203,719        224,964

Land and buildings                                 456,895        457,110
Data processing equipment                          682,784        653,641
Furniture, leaseholds and other                    537,555        533,883
                                               -----------    -----------
                                                 1,677,234      1,644,634
  Less accumulated depreciation                 (1,086,896)    (1,029,984)
                                               -----------    -----------
  Total property, plant and equipment              590,338        614,650

Other assets                                       239,967        219,133
Goodwill                                         1,284,958      1,151,874
Other intangibles                                  469,157        449,536
                                               -----------    -----------
  Total assets before funds held for clients     6,893,947      6,549,980
Funds held for clients                          12,334,285     11,339,110
                                               -----------    -----------
Total assets                                   $19,228,232    $17,889,090
                                               ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Accounts payable                               $   155,105    $   156,324
Accrued expenses & other current
  liabilities                                    1,018,449      1,032,273
Income taxes                                       194,331        147,676
                                               -----------    -----------
 Total current liabilities                       1,367,885      1,336,273

Long-term debt                                      91,000        110,227
Other liabilities                                  212,744        208,880
Deferred income taxes                              188,446        207,928
Deferred revenue                                    93,720         85,931
                                               -----------    -----------
  Total liabilities before client funds
    obligations                                  1,953,795      1,949,239
Client funds obligations                        12,277,456     11,238,854
                                               -----------    -----------
  Total liabilities                             14,231,251     13,188,093

Shareholders' equity:
  Common stock                                      63,870         63,870
  Capital in excess of par value                   353,685        553,927
  Retained earnings                              5,761,014      5,153,408
  Treasury stock                                  (946,729)      (837,244)
  Accumulated other comprehensive income          (234,859)      (232,964)
                                               -----------    -----------
    Total shareholders' equity                   4,996,981      4,700,997
                                               -----------    -----------
Total liabilities and shareholders' equity     $19,228,232    $17,889,090
                                               ===========    ===========

                    See notes to the consolidated financial statements.

                                                                 Form 10Q

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                 (In thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                                          March 31,
                                                       2002        2001
                                                  ----------   ----------

Cash Flows From Operating Activities:
-------------------------------------

Net earnings                                      $  813,460   $  669,720

Expenses not requiring outlay of cash                247,280      340,804

Changes in operating net assets                      124,188       10,796
                                                  ----------   ----------

 Net cash flows provided by operating activities   1,184,928    1,021,320
                                                  ----------   ----------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities                 (4,410,232)  (5,533,512)
Proceeds from sale of marketable securities        3,057,782    2,619,521
Net change in client fund obligations              1,038,602    2,874,425
Capital expenditures                                (100,328)    (129,356)
Additions to intangibles                             (78,538)     (62,753)
Acquisitions of businesses, net of cash acquired    (148,260)     (51,693)
Other                                                 12,677      (11,858)
                                                  ----------   ----------

 Net cash flows used in investing activities        (628,297)    (295,226)
                                                  ----------   ----------

Cash Flows From Financing Activities:
-------------------------------------

Net proceeds from short-term borrowings                    -       26,348
Payments of debt                                      (3,500)     (48,381)
Proceeds from issuance of common stock               206,038      207,240
Repurchases of common stock                         (624,704)    (788,767)
Dividends paid                                      (205,855)    (184,427)
                                                  ----------   ----------

 Net cash flows used in financing activities        (628,021)    (787,987)
                                                  ----------   ----------

Net change in cash and cash equivalents              (71,390)     (61,893)

Cash and cash equivalents, beginning of period     1,275,356    1,227,637
                                                  ----------   ----------
Cash and cash equivalents, end of period          $1,203,966   $1,165,744
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

                                                                Form 10Q

                 Notes to the Consolidated Financial Statements
                 ----------------------------------------------
                                   (Unaudited)

   The information furnished herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. The results of operations for the nine months ended March 31, 2002 may not be indicative of the results to be expected for the year ending June 30, 2002. These statements should be read in conjunction with the annual financial statements and related notes of Automatic Data Processing, Inc. (ADP or the Company) for the year ended June 30, 2001. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

Note A - The calculation of basic and diluted earnings per share (EPS) is as follows:

(In thousands, except EPS)

                                Periods ended March 31, 2002
                      -----------------------------------------------------
                           Three Month Period          Nine Month Period
                       ------------------------     -----------------------
                       Earnings  Shares    EPS      Earnings  Shares   EPS
                       --------  ------    ---      --------  ------   ---

Basic                 $352,260  620,118   $0.57    $813,460  619,344  $1.31

Effect of zero coupon
  subordinated notes       373    2,204               1,253    2,438

Effect of stock
  options                    -    9,985                   -    9,924
                      --------  -------            --------  -------

Diluted               $352,633  632,307   $0.56    $814,713  631,706  $1.29
                      ========  =======   =====    ========  =======  =====

                                Periods ended March 31, 2001
                      -----------------------------------------------------
                          Three Month Period           Nine Month Period
                       ------------------------    ------------------------
                       Earnings  Shares    EPS     Earnings   Shares   EPS
                       --------  ------    ---     --------   ------   ---

Basic                 $288,880  629,905   $0.46   $669,720   630,669  $1.06

Effect of zero coupon
  subordinated notes       536    3,183              1,850     3,692

Effect of stock
  options                    -   12,586                  -    14,426
                       -------  -------           --------   -------

Diluted               $289,416  645,674   $0.45   $671,570   648,787  $1.04
                      ========  =======   =====   ========   =======  ======

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

            Prior to fiscal year 2002, the Company amortized goodwill over periods from 10 to 40 years. Pro forma net income and earnings per share for the three months and nine months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:


(In thousands, except EPS)

                                       Three months ended  Nine months ended
                                            March 31,          March 31,
                                              2001                2001
                                              ----                ----

      Previously reported net earnings    $288,880            $669,720
      Goodwill amortization                 13,970              39,895
      Tax provision                         (1,834)             (5,117)
                                          --------            --------
      Pro forma net earnings              $301,016            $704,498
                                          ========            ========

      Previously reported basic EPS         $ 0.46              $ 1.06
      Previously reported diluted EPS       $ 0.45              $ 1.04

      Pro forma basic EPS                   $ 0.48              $ 1.12
      Pro forma diluted EPS                 $ 0.47              $ 1.09



Note C -    Other (income) expense consists of the following:
            (In thousands)

                                 Three months ended     Nine months ended
                                       March 31,             March 31,
                                   2002       2001        2002     2001
                                   ----       ----        ----     ----

Interest income on corporate
  funds                         $(26,317)   $(40,555)  $(84,142) $(126,766)
Realized (gains)losses on
  investments                     (9,479)     37,603    (15,933)    81,842
Interest expense                   2,683       2,438     16,051      9,085
                                --------    --------   --------  ---------
Total other (income)expense     $(33,113)   $   (514)  $(84,024) $ (35,839)
                                ========    ========   ========  =========

                                                                       Form 10Q


Note D - Comprehensive income for the three months and nine months ended March 31, 2002 and 2001 is as follows:

                                Three months ended      Nine months ended
                                      March 31,              March 31,
                                   2002      2001         2002     2001
                                   ----      ----         ----     ----
Net earnings                    $352,260  $288,880     $813,460  $669,720
Other comprehensive income:
Foreign currency translation
 adjustment                       (8,903)  (11,609)      38,515   (56,008)
Unrealized gains(losses) on
 securities                      (75,352)   37,620      (40,410)   92,564
                                --------  --------     --------  --------
Comprehensive income            $268,005  $314,891     $811,565  $706,276
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

                              Three months ended March 31,
                       -----------------------------------------
(In millions)            Employer       Brokerage     Dealer
                         Services       Services      Services
                        -----------    -----------   -----------
                        2002   2001    2002   2001   2002   2001
                        ----   ----    ----   ----   ----   ----

Revenues               $1,174  $1,127  $460   $443   $176   $175
Pre-tax earnings       $  386  $  339  $ 87   $ 80   $ 30   $ 27

                              Nine months ended March 31,
                       -----------------------------------------
                           Employer       Brokerage     Dealer
                         Services       Services      Services
                        ----------     -----------   -----------
                        2002   2001    2002   2001   2002   2001
                        ----   ----    ----   ----   ----   ----

Revenues               $3,173  $3,000  $1,184 $1,169 $525   $509
Pre-tax earnings       $  875  $  740  $  216 $  204 $ 87   $ 75

                                                                        Form 10Q

Note F - The Company's short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by U.S. government securities. These agreements generally have terms ranging from overnight to up to 10 days. There were no outstanding repurchase agreements at March 31, 2002 or March 31, 2001. For the quarter and nine months ended
         March 31, 2002, the Company had an average outstanding balance of approximately $165 million and $463 million, respectively, at an average interest rate of 1.7% and 2.6%, respectively.

Note G - In October 2001, the Company entered into a new $4.0 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $2.5 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. The agreement, which expires in October 2002, has no borrowings to date.

Note H - Effective April 2002, the Company authorized a commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote high quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company will use the commercial paper issuances to meet short-term funding needs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

RESULTS OF OPERATIONS

Revenues and earnings again reached record levels during the quarter ended March 31, 2002. Revenues and revenue growth by ADP's major business units for the three months and nine months ended March 31, 2002 and 2001 are as follows:
($'s in millions)                             Revenues
                           ------------------------------------------
                            Three Months Ended      Nine Months Ended
                                  March 31,              March 31
                           -------------------      -----------------
                             2002         2001        2002       2001
                           ------       ------      ------     ------

     Employer Services     $1,174       $1,127      $3,173     $3,000
     Brokerage Services       460          443       1,184      1,169
     Dealer Services          176          175         525        509
     Other                     60          109         277        360
                           ------       ------      ------     ------
     Total revenues        $1,870       $1,854      $5,159     $5,038
                           ======       ======      ======     ======

                                                                       Form 10Q


                                          Revenue Growth
                           -------------------------------------------
                            Three Months Ended       Nine Months Ended
                               March 31,                 March 31,
                           -------------------      ------------------
                             2002         2001        2002        2001
                           ------       ------      ------      ------

     Employer Services         4%         11%           6%        11%
     Brokerage Services        4          11            1         21
     Dealer Services           1          (2)           3         (7)
     Other                   (45)         12          (23)        16
     Total revenues            1%         10%           2%        13%

Consolidated revenues for the quarter of approximately $1.9 billion increased 1% from last year. Revenue growth in Employer Services was 4%, as new business sales increased 2% over last year. Growth was offset by lower pays per control (the number of employees our client's pay) and lower retention, primarily due to bankruptcies. Brokerage Services revenues increased 4%. Excluding the recent acquisition of IBM's output services print business, Brokerage Services revenues declined 3%. The mix of back office client transactions in the quarter resulted in lower revenue per trade and the continued reduction in discretionary spending in the financial services industry, particularly in research and implementation services, also contributed to the decline. Postage revenues, which are primarily offset by postage expenses, declined as a result of our ongoing effort to transition the proxy mailing and voting process towards electronic delivery and the "householding," or the consolidation of customer accounts. Dealer Services revenue growth was 1% in the quarter.

The primary components of Other revenues are Claims Services, foreign exchange differences and miscellaneous processing services. In addition, Other revenues have been adjusted for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%. Claims Services revenues declined 1% in the quarter. The prior year's business unit revenues and pre-tax earnings have been restated to reflect the current year's budgeted foreign exchange rates.

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

Pre-tax earnings for the quarter increased 17% to $571.9 million from $489.4 million in the prior year quarter adjusted for the pro forma impact of SFAS 142. In the quarter ended March 31, 2001, the Company recorded a $45 million write-off ($27 million after-tax) of its $90 million investment in Bridge Information Systems, Inc. (Bridge). Pre-tax earnings for the quarter increased 7% to $571.9 million from $534.4 million in the prior year quarter as adjusted for the pro forma impact of SFAS 142 and the impact of the prior year non-recurring write-off of the Bridge investment.

                                                                      Form 10Q

Consolidated pre-tax margins increased over the previous year as cost containment initiatives benefited each of our businesses and continued automation and operating efficiencies have enabled the Company to offset accelerated investments in new products.

The effective income tax rate was 38.4% of pre-tax earnings in the current quarter compared to 39.2% in the prior year quarter. The decrease in the effective income tax rate was primarily due to the adoption of SFAS 142 and the elimination of goodwill amortization expense in the current year quarter. Adjusting the prior year for the pro forma impact of SFAS 142, the effective income tax rate was 38.5%.

Net earnings for the quarter increased 17% to $352.3 million from $301.0 million in the prior year quarter adjusted for the pro forma impact of SFAS 142. Net earnings for the quarter increased 7% to $352.3 million from $328.0 million in the prior year quarter adjusted for the pro forma impact of SFAS 142 and prior to the write-off of the Bridge investment.

Diluted earnings per share on fewer shares outstanding, primarily resulting from the Company share repurchases, increased 19% to $0.56 from $0.47 in the prior year quarter adjusted for the pro forma impact of SFAS 142. Diluted earnings per share increased 10% adjusted for the pro forma impact of SFAS 142 and prior to the Bridge write-off. We expect consolidated revenue growth in the low single-digits and we project double-digit earnings per share growth over fiscal 2001 pro forma full year results.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong. At March 31, 2002, the Company had cash and marketable securities of $2.8 billion. Shareholders' equity was $5.0 billion and the ratio of long-term debt to equity was 2%.

Capital expenditures for fiscal 2002 are expected to approximate $150 million, compared to $185 million in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations were $1.2 billion for the nine months ended March 31, 2002, adding to our strong cash position.

Cash flows used in investing activities totaled $628.3 million primarily as a result of additions to our investment portfolio, acquisitions of businesses and capital expenditures.

Cash flows used in financing activities totaled $628.0 million. In the first nine months of fiscal 2002, the Company purchased approximately 12.5 million shares of common stock at an average price per share of approximately $50. As of March 31, 2002, the Company has remaining Board of Directors authorization to purchase up to 40.8 million additional shares.

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

                                                                     Form 10Q

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

The Company's short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by U.S. government securities. These agreements generally have terms ranging from overnight to up to 10 days. There were no outstanding repurchase agreements at March 31, 2002 and March 31, 2001. For the quarter and nine months ended March 31, 2002, the Company had average outstanding balances of approximately $165 million and $463 million, respectively, at an average interest rate of 1.7% and 2.6%, respectively.

In October 2001, the Company entered into a new $4.0 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $2. 5 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. The agreement, which expires in October 2002, has no borrowings to date.

Effective April 2002, the Company authorized a commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote high quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company will use the commercial paper issuances to meet short-term funding needs.

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


                         AUTOMATIC DATA PROCESSING, INC.
                         -------------------------------
                                  (Registrant)

Date: May 6, 2002             /s/ Karen E. Dykstra
                            -------------------------
                                Karen E. Dykstra


                            Vice President, Finance
                          (Principal Financial Officer)
                          -----------------------------
                                     (Title)