Form 10-K
AUTOMATIC DATA PROCESSING INC
filed 2002-09-16
CIK 8670

--------------------------------------------------------------------------------

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No _____
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2002 was approximately $22,815,638,729. On August 31, 2002, there were 604,067,745 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2002 Annual Report to Shareholders.Parts I, II & IV Portions of the Registrant's Proxy Statement for Annual Meeting
of Stockholders to be held on November 12, 2002.                Part III
-------------------------------------------------------------------------------

                                   Part I

Item 1.  Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries "ADP" or the "Registrant"), is one of the largest providers of computerized transaction processing, data communication, and information services in the world. For financial information by segment and by geographic area, see Note 13 of the "Notes to Consolidated Financial Statements" contained in ADP's 2002 Annual Report to Shareholders, which information is incorporated herein by reference. The Registrant's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Shareholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP's activities.

Employer Services

     Employer Services offers a comprehensive range of payroll processing, Total Pay(TM) products (ADP's payroll check and full service direct deposit products), human resource information systems ("HR"), benefits administration, including 401(k), COBRA and flexible spending account administration, time and labor management, payroll and business tax filing and reporting, professional employer organization ("PEO"), pre-employment screening and selection and regulatory compliance management (i.e., new hire reporting and wage garnishment processing) to approximately 450,000 employers in North America, Europe, South America (primarily Brazil), Australia, and Asia. These services are marketed through Employer Services' direct marketing sales forces and through indirect sales channels such as marketing relationships with banks, accountants, and online companies that market Employer Services' services to their customers. In fiscal 2002, 89% of Employer Services' revenues were from North America, 9% were from Europe, and 2% were from South America (primarily Brazil), Australia and Asia.

     Employer Services' approach to the market is to match a client's needs with the product that will best meet expectations. As a result, in North America, Employer Services is comprised of the following groups: Emerging Business Services ("EBS") (primarily companies with fewer than 50 employees); Major Accounts (primarily companies with between 50 and 999 employees); and National Accounts Services (primarily companies with 1,000 or more employees).

     EBS processes payroll for the aforementioned smaller companies and provides them with leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Accounts and National Account Services offer a full suite of best-of-breed employer services solutions, including full database and other functional integration between payroll and HR for clients ranging from mid-sized through many of the world's largest corporations.

     In many cases, ADP provides system solutions for its clients' entire human resource, payroll and benefits needs. Through ADP Connection(TM), ADP can enable its largest clients to interface their major enterprise resource planning applications with ADP's outsourced payroll services. For those companies who choose to process these applications in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution, and year-end statements (i.e., W-2's). Other large clients rely on ADP to design and deliver their own customized human resource information systems and benefits outsourcing solutions.

     In North America, ADP provides payroll services that include the preparation of client employee paychecks and electronic direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare, and federal, state and local income tax withholding reports required to be filed by employers and employees. In Europe, South America (primarily Brazil), Australia and Asia, Employer Services provides full departmental outsourcing of payroll services.

      ADP's Tax and Financial Service Center processes and collects federal, state and local payroll taxes on behalf of, and from, ADP clients and remits such taxes to the appropriate taxing authorities. Through service offerings such as new hire reporting, ADP's Total Pay(TM) payroll check and full service direct deposit products (in conjunction with major bank partners) and the collection and payment of wage garnishments, the ADP Tax and Financial Services Center is also responsible for the efficient movement of funds and information from clients to third parties. The ADP Tax and Financial Services Center supports large, mid-sized and small clients. It provides an electronic interface between approximately 354,000 ADP clients in the United States and Canada and about 2,000 federal, state and local tax agencies, from the Internal Revenue Service to local town governments. In fiscal 2002, the ADP Tax and Financial Services Center printed and delivered approximately 42 million year-end tax statements in North America, and moved over $580 billion in client funds to tax authorities and its clients' employees via electronic transfer, direct deposit and ADP Check.

     ADP's HR services, operating in conjunction with a client's payroll database, provide comprehensive HR recordkeeping services, including benefits administration and outsourcing, applicant tracking, employee history and position control. ADP's Benefits Services provides benefits administration across all market segments, including management of the open enrollment of benefits, COBRA and flexible spending account administration, Section 529 College Savings Plan administrative services and 401(k) recordkeeping. In fiscal 2002, ADP grew revenues in its retirement services business 11% and is among the ten largest providers of 401(k) retirement plans. In fiscal 2002, ADP grew revenues in its COBRA administration services business by over 19%.

     ADP TotalSource, ADP's PEO business, provides clients with comprehensive employment administration outsourcing solutions, including payroll, HR, benefits administration and workers' compensation insurance. ADP TotalSource, the third largest PEO in the U.S., has 21 offices located in twelve states and serves over 3,000 PEO clients and over 75,000 work-site employees in all 50 states. ADP TotalSource revenues increased by 14% in fiscal 2002 over the previous fiscal year.

     ADP complements its payroll and HR services with additional employer services that include products such as time and labor management and unemployment compensation management. In fiscal 2002, ADP expanded its time and labor management business by 20%. ADP's unemployment compensation services aid clients in managing and reducing unemployment insurance costs. In fiscal 2002, ADP acquired Avert, Inc., a leading provider of pre-employment screening (i.e., employee background checking) and selection services. Prior to the acquisition, Avert had provided these services to ADP clients through a marketing alliance with ADP. In fiscal 2002, ADP launched its "Pay-by-Pay" Workers' Compensation Insurance Service that allows employers using ADP's payroll services to pay for workers' compensation insurance on a payroll by payroll basis.

     During fiscal 2002, ADP continued the process of Internet-enabling existing product offerings, while at the same time creating new products expressly designed for the Internet. ADP's Internet offerings now include its EasyPayNet(sm) Internet-based payroll solution for EBS clients, Pay eXpert(R) Internet-based payroll solution for Major Accounts clients, and its Enterprise HRMS integrated HR, payroll and benefits solution for National Accounts Services clients, all of which feature Internet-based employer self-service capabilities. Further, in fiscal 2002, ADP launched its Total Choice Solutions(sm)Internet-based payroll solution, a fully-integrated, web-native human resource and payroll management solution hosted by ADP. For benefits administration, ADP offers Benefits eXpert(sm), an Internet-based benefits administration and employee self-service solution that allows mid-market companies in Major Accounts to manage more efficiently their employees' health and welfare benefits. For large clients, ADP Benefit Services offers an Internet-based COBRA administrative solution, as well as employee self-service applications for open-enrollment, flexible spending account administration and other employee-administered benefit options.

     The continued increase in the number of multi-national companies makes payroll and human resource management services a global opportunity. In fiscal 2002, ADP increased payroll sales to multi-national employers throughout Europe by nearly 40% over the previous fiscal year. ADP constantly seeks to further enhance its presence in the global market through alliances, such as its partnership with Exult, Inc. in which it offers its services for large companies to the "Global 500" market using a new technology outsourcing model.

Brokerage Services

     Brokerage Services provides transaction processing systems, desktop productivity applications and investor communication services to financial services firms and public corporations worldwide. ADP's products and services include: (i) global order entry, trade processing and settlement systems including automated inquiry, reporting and record keeping services for trading virtually any financial instrument (including equities, fixed income, foreign currency, commodities and derivatives), in any market, at any time; (ii) full-service investor communications services including convenient electronic delivery and Internet solutions, financial and sophisticated on-demand printing, proxy distribution and vote processing, householding, regulatory mailings and fulfillment services; (iii) real-time order entry and processing services for Internet-based brokerage firms; (iv) automated, browser-based, desktop productivity tools for financial consultants, institutional investors and corporate secretaries; and (v) integrated delivery of multiple products and services through ADP's Global Processing Solution(sm).

     In fiscal 2002, Brokerage Services processed a significant portion of U.S. and Canadian securities transactions, with an average daily volume of 1.4 million trades processed. In addition, ADP served the North American securities transaction processing needs of most large global banks. In fiscal 2002, Brokerage Services received ISO 9001:2000 certification, an international standard for the highest quality, for its Brokerage Processing Services system.

     Brokerage Services also provides computerized proxy vote tabulation and shareholder communication, distribution and fulfillment services, including Internet-enabled products and services. ADP served approximately 14,000 publicly traded companies and 450 mutual funds on behalf of more than 800 brokerage firms and banks in fiscal 2002. In fiscal 2002, Brokerage Services distributed more than 870 million investor communications on behalf of its clients worldwide and processed over 475 billion shares. In fiscal 2002, Brokerage Services delivered more than 14 million investor communications via the Internet, which is 172% more than the prior fiscal year. Brokerage Services consolidated or electronically delivered approximately 24% of all shareholder positions, saving clients approximately $300 million in printing and postage costs. In addition, Brokerage Services printed over 6.4 billion document pages for the financial services industry in fiscal 2002.

     Brokerage Services serves a diverse client base, including: full-service, discount and online brokerage firms; global banks; mutual funds; institutional investors; specialty trading firms; clearing firms; and publicly traded corporations. Brokerage Services provides securities transaction processing, printing and electronic distribution of shareholder communications and other services to clients in more than 25 countries in North America, Europe, Asia, South America and Australia.

     In fiscal 2002, Brokerage Services acquired the output services business of IBM Global Services, significantly enhancing ADP's distributive printing capabilities. In fiscal 2002, Brokerage Services also acquired the Argus Group, an acquisition that supplemented ADP's current investor delivery and fulfillment service capabilities and provided ADP with a state-of-the-art, online content management system.

Dealer Services

     Dealer Services provides integrated dealer management systems ("DMS") and business performance solutions for motor vehicle (automobile and heavy truck) dealers and their manufacturers worldwide. More than 16,000 automobile and truck dealers throughout North America and Europe and more than 30 vehicle manufacturers use ADP's DMS, networking solutions, data integration, consulting and/or marketing services. As a result of its acquisition of Digital Motorworks Holdings, Inc. ("DMI") in fiscal 2002, Dealer Services now has the ability to extract, transform and standardize data from varied sources to client specifications. These DMS-independent solutions from DMI help drive improved decision-making by automotive manufacturers, dealers and related businesses.

     Dealer Services offers its dealership clients a service solution that includes computer hardware, hardware maintenance services, licensed software, software support, system design and network consulting services. Dealer Services also offers such clients "front-end" dealership sales process and business development training services, consulting services, software products and customer relationship management solutions. Clients use an ADP DMS to manage business activities such as accounting, inventory, factory communications, scheduling, vehicle financing, insurance, sales and service. Dealer Services also designs, establishes and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations (for larger dealers) as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle locating, dealership customer credit application submission and decisioning, vehicle repair estimating and obtaining vehicle registration and lien holder information. Dealer Services also offers an Application Service Provider (ASP) Managed Services solution to its dealership clients pursuant to which such clients outsource all information technology management, computing and network infrastructure, technology decisions and system support to Dealer Services.

Claims Services

     Claims Services offers a broad line of automated information tools to property and casualty insurance companies, claims adjusters, repair shops and auto parts recycling facilities. These tools help insurers to improve their performance by accelerating the claims review and settlement process and streamlining workflow. The products and services include the following: (i) automated vehicle repair estimating applications and total loss vehicle valuation applications and related databases for the property and casualty and collision repair industries; (ii) medical cost management applications and services for the auto casualty and workers' compensation markets; (iii) auto body shop management systems; (iv) parts locator systems; and (v) workflow applications to streamline the end-to-end claims process and other applications, databases and services that enhance and optimize the claims process.

Markets and Marketing Methods

     All of ADP's services are offered broadly across North America and Europe. Some employer services and brokerage services are also offered in South America (primarily Brazil), Australia and Asia.

     None of ADP's major business groups have a single homogenous client base or market. For example, while Brokerage Services primarily serves the retail brokerage market, it also serves banks, commodity dealers, the institutional brokerage market and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but it also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers, brokerage clients and insurance clients. While concentrations of clients exist, no one client or business group is material to ADP's overall revenues.

     None of ADP's businesses are overly sensitive to price changes.
Economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP's services. In fiscal 2002, in Employer Services, the continued weak economic conditions resulted in slower sales, lower client retention due primarily to bankruptcies, and fewer employees on our clients' payrolls; in Brokerage Services, weakness in the brokerage and financial services industry significantly reduced discretionary spending and investments in new initiatives, and the change in the mix of retail versus institutional transactions lowered revenue per trade; and interest rates in the U.S. declined precipitously last year significantly impacting interest earnings on our client funds.

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

Clients and Client Contracts

     ADP provides its services to over 500,000 clients. In fiscal 2002, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

     ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and because no sale is considered firm until it is installed and begins producing revenue.

     ADP's average client retention is more than 8 years in Employer Services and is 10 or more years in Brokerage Services and Dealer Services, and does not vary significantly from period to period.

     ADP's services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. Discounts, rebates and promotions offered by ADP to clients are not material.

     ADP offers a service warranty to its clients that if any errors or omissions occur in its service offerings, ADP will correct them as soon as possible. In addition, ADP provides, either directly or through third parties, maintenance and support for the ADP provided equipment and software that facilitates the delivery of its services to clients.

Systems Development and Programming

     During the fiscal years ended June 30, 2002, 2001 and 2000, ADP invested $475 million, $514 million and $460 million, respectively, in systems development and programming, migration to new computing technologies and the development of new products.

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

Number of Employees

     ADP employed approximately 40,000 persons as of June 30, 2002.

Item 2.  Properties

     ADP leases space for 45 of its principal processing centers. In addition, ADP leases numerous other small processing centers and sales offices. All of these leases, which aggregate approximately 6,100,000 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2018. ADP owns 31 of its processing facilities and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,000,000 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

Item 3.  Legal Proceedings

     In the normal course of business, the Registrant is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we believe we have valid defenses with respect to the legal matters pending against us and we believe that the ultimate resolution of these matters will not have a material adverse impact on our financial condition, results of operations or cash flows. Among the various claims and litigation pending against the Registrant is the following:

     The Registrant and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. ("DSI") are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, "UCS"), which lawsuit has since been referred by
the Court to arbitration.   This lawsuit alleges trade secret violations by DSI
in the creation by DSI of the CARMan automobile dealership software product.
UCS is seeking injunctive relief and unspecified damages. We believe we have valid defenses with respect to the above matter and should prevail.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     See "Market Price, Dividend Data and Other" contained in the
Registrant's 2002 Annual Report to Shareholders, which information is incorporated herein by reference. As of August 31, 2002, the Registrant had 34,536 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

     On May 23, 2002, the Registrant issued 8,774 shares of its Common Stock in respect of an earnout paid to a company in accordance with an asset purchase agreement dated November 30, 2000 pursuant to which the Registrant acquired substantially all of the assets of such company. The Registrant issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in
Section 4(2) of such Act relating to sales by an issuer not involving a public offering.

Equity Compensation Plan Information


    Plan category               Number of securities to        Weighted average         Number of securities
                                be issued upon exercise        exercise price of       remaining available for
                                of outstanding options,       outstanding options,      future issuance under
                                  warrants and rights         warrants and rights        equity compensation
                                                                                          plans (excluding
                                                                                       securities reflected in
                                                                                             Column (a))
                                          (a)                        (b)                         (c)

Equity compensation plans                  50,656,776                     $40.94                 17,210,779 (1)
approved by security holders

Equity compensation plans not                 186,000                     $27.43        2,115,330 (3), (4), (5)
approved by security holders  (2)

Total                                      50,842,776                     $40.89                    19,326,109


(1) Includes 3,318,779 shares of Common Stock remaining available for future issuance under the Registrant's Employees' Stock Purchase Plan, which such shares and weighted average exercise prices are not reflected in Columns (a) and (b) of this table.
(2) Represents (i) the Registrant's 1989 Non-Employee Director Stock Option Plan, as amended, (ii) the Key Employees' Restricted Stock Plan, and
     (iii) the French Employees' Saving-Stock Option Plan, as amended, none of which have been approved by the Registrant's stockholders. The terms of the 1989 Non-Employee Director Stock Option Plan are described under "Corporate Governance" in the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, the terms of the Key Employees' Restricted Stock Plan are described in Note 10 to the Registrant's Consolidated Financial Statements included in the Registrant's 2002 Annual Report to Shareholders and the terms of the French Employees' Saving-Stock Option Plan are described in footnote (5) below.

(3) The number of shares of Common Stock reserved for issuance pursuant to the terms of the Registrant's 1989 Non-Employee Director Stock Option
     Plan adjust to equal the number of shares of Common Stock issuable under such plan. At June 30, 2002, there were 280,500 shares of Common Stock reserved for issuance pursuant to the terms of the 1989
     Non-Employee Director Stock Option Plan, as amended.
(4) Includes 768,672 shares of Common Stock reserved for issuance pursuant to the Key Employees' Restricted Stock Plan.
(5) Includes 1,066,158 shares of Common Stock reserved for issuance pursuant to the French Employees' Saving-Stock Option Plan. In January 1996, the Board of Directors adopted the French Employees' Saving-Stock Option Plan (the "French Plan"). Employees of the Registrant based in France are entitled to purchase shares of Common Stock (such rights referred to as "Stock Options") under the French Plan under annual offerings that commence on January 1 of each calendar year and close on December 31 of the following calendar year (each, an "Offering"). Each eligible employee is granted Stock Options in each Offering that would generally entitle such employee to purchase a whole number of shares of Common Stock equivalent in value to 10% of his or her base salary, based upon a price per share (in U.S. dollars) determined in advance of such Offering by the French Employees' Saving-Stock Option Plan Committee (appointed by the Board of Directors), subject to adjustment for currency rate changes over the term of the Offering. Participating employees pay for the exercise of the Stock Options through monthly payroll deductions taken during the two-year period of each Offering, and have the opportunity upon the close of the Offering to exercise their Stock Options (or any portion thereof) and purchase the associated number of shares of Common Stock. To the extent a participating employee elects to purchase fewer shares of Common Stock than would be available under his or her full allotment of Stock Options, such employee would receive the cash remaining from the aggregate payroll deductions after taking into account his or her purchase of shares of Common Stock.

Item 6.  Selected Financial Data

     See "Selected Financial Data" contained in the Registrant's 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis" contained in the Registrant's 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Approximately 30% of the Registrant's overall investment portfolio is invested in overnight interest-bearing instruments, which are therefore impacted immediately by changes in interest rates. The other 70% of the Registrant's investment portfolio is invested in fixed-income securities, with maturities of up to ten years, which are also subject to interest rate risk, including reinvestment risk. The Registrant has historically had the ability to hold these investments until maturity, and therefore this has not had an adverse impact on income or cash flows.

     The earnings impact of future rate changes is not precisely predictable because many factors influence the return on the Registrant's portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. The mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of 25 basis points applied to the forecasted average balances in fiscal 2003 would result in approximately a $9 million pre-tax earnings impact over the twelve-month period.

Item 8.  Financial Statements and Supplementary Data

     The financial statements described in Item 15(a)1. hereof are incorporated herein.

     The following supplementary data is incorporated herein by reference:

     Quarterly Financial Results (unaudited) for the two years ended June 30, 2002 (see Note 14 of the "Notes to Consolidated Financial Statements" contained in ADP's 2002 Annual Report to Shareholders)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

     The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:

                                                                                                     Employed by
        Name                           Age                          Position                         ADP Since
--------------------                   ---                   --------------------------              ----------

John D. Barfitt                        49                    President, Employer                        1979
                                                             Services - International

James B. Benson                        57                    Vice President, General                    1977
                                                             Counsel and Secretary

Richard C. Berke                       57                    Vice President, Human                      1989
                                                             Resources

Gary C. Butler                         55                    President and Chief                        1975
                                                             Operating Officer

Raymond L. Colotti                     56                    Vice President and                         1995
                                                             Treasurer

Richard J. Daly                        49                    Group President,                           1989
                                                             Brokerage Services

Richard A. Douville                    47                    Vice President,                            1999
                                                             Finance

G. Harry Durity                        55                    Vice President,                            1994
                                                             Worldwide Business
                                                             Development

Karen E. Dykstra                       43                    Vice President,                            1981
                                                             Finance
                                                             (Principal Financial Officer)

Russell P. Fradin                      47                    Group President,                           1996
                                                             Employer Services - North America

Eugene A. Hall                         46                    Senior Vice President, and                 1998
                                                             President of Financial
                                                             and Technology Services,
                                                             Employer Services - North America

                                            -12

John Hogan                             54                    Group President,                           1993
                                                             Brokerage Services

Campbell Langdon                       41                    Vice President,                            2000
                                                             Strategic Development

S. Michael Martone                     54                    Group President, Dealer                    1987
                                                             Services

Peter Op de Beeck                      46                    Group President,                           1998
                                                             Claims Solutions Group

Arthur F. Weinbach                     59                    Chairman and                               1980
                                                             Chief Executive Officer


     Messrs. Benson, Berke, Butler, Daly, Durity, Fradin, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

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

     Karen E. Dykstra joined ADP in 1981. Prior to her promotion to Vice President, Finance (Principal Financial Officer) in 2001, she served as Vice President and Controller from 1998 to 2001, Assistant Corporate Controller from 1996 to 1998 and as Chief Financial Officer of Dealer Services from 1995 to 1996.

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

     Peter Op de Beeck joined ADP in 1998 as Managing Director of Claims Solutions Group's Audatex. In 2001, he became President of ADP Claims Solutions Group. Prior to joining ADP, he was Chairman and Chief Executive Officer of Online Internet from 1996 to 1998.

     Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors of the Registrant

     See "Election of Directors" in the Proxy Statement for Registrant's
2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

     See "Compensation of Executive Officers" in the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference. See Item 5 of this Annual Report on Form 10-K for information concerning the Registrant's equity compensation plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     See "Election of Directors - Security Ownership of Certain Beneficial Owners and Managers" in the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     See "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Controls and Procedures

     There have been no significant changes in the Registrant's internal controls or other factors that could significantly affect those controls since the date of the Registrant's last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                   Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)1.  Financial Statements

     The following reports and consolidated financial statements of the Registrant contained in the Registrant's 2002 Annual Report to Shareholders are also included in Part II, Item 8:

     Statements of Consolidated Earnings - years
                ended June 30, 2002, 2001 and 2000

     Consolidated Balance Sheets - June 30, 2002 and 2001

     Statements of Consolidated Shareholders' Equity - years ended June
                30, 2002, 2001 and 2000

     Statements of Consolidated Cash Flows - years ended June 30, 2002,
                2001 and 2000

     Notes to Consolidated Financial Statements

     Report of Management

     Independent Auditors' Report

     Financial information of the Registrant is omitted because the Registrant is primarily a holding company. The Registrant's subsidiaries, which are listed on Exhibit 21 attached hereto, are wholly owned.

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

     3.  Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

     3.1      -      Amended and Restated Certificate of Incorporation dated
                     November 11, 1998 - incorporated by reference to Exhibit
                     3.1 to Registrant's
                     registration statement on Form S-4 filed with the Commission on February 9, 1999

     3.2      -      Amended and Restated By-laws of the Registrant

     4        -      Indenture dated as of February 20, 1992 between Automatic
                     Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit
                     (4)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

     10.1     -      Letter Agreement dated as of August 13, 2001 between
                     Automatic Data Processing, Inc. and Arthur F. Weinbach - incorporated by reference to Exhibit 10.1 to Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     June 30, 2001 (Management Contract)

     10.2     -      Letter Agreement dated September 14, 1998 between Automatic
                     Data Processing, Inc. and Gary Butler - incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on
                     Form 10-K for the fiscal year ended June 30, 1998
                     (Management Contract)

     10.3     -      Key Employees' Restricted Stock Plan - incorporated by
                     reference to Registrant's Registration Statement
                     No. 33-25290 on Form S-8 (Management Compensatory Plan)

     10.4     -      Supplemental Officers' Retirement Plan, as amended
                     (Management Compensatory Plan)

     10.5     -      1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to Registrant's
                     Annual Report on Form 10-K for the fiscal year ended
                     June 30, 1990 (Management Compensatory Plan)

     10.5(a)  -      Amendment to 1989 Non-Employee Director Stock Option Plan -
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

     10.7     -      1994 Directors' Pension Arrangement - incorporated by
                     reference to Exhibit 10(iii)(A)-#10 to Registrant's Annual
                     Report on Form 10-K for the fiscal year ended June 30, 1994
                     (Management Compensatory Plan)

     10.8     -      2000 Key Employees' Stock Option Plan, as amended
                     (Management Compensatory Plan)

     10.9     -      2001 Executive Incentive Compensation Plan - incorporated
                     by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001
                     (Management Compensatory Plan)

     10.10    -      Change in Control Severance Plan for Corporate Officers -
                     incorporated by reference to Exhibit 10.3 to Registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     March 31, 2001 (Management Compensatory Plan)

     10.11    -      Employees' Saving-Stock Option Plan - incorporated by
                     reference to Registrant's Registration Statement No.
                     333-10281 on Form S-8 (Management Compensatory Plan)

     11       -      Schedule of Calculation of Earnings Per Share

     13       -      Pages 22 to 39 of the 2002 Annual Report to Shareholders
                     (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

     21       -      Subsidiaries of the Registrant

     23       -      Independent Auditors' Consent

     99.1     -      Certification by Arthur F. Weinbach pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2     -      Certification by Karen E. Dykstra pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)    None.

                       INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
  and Shareholders of
Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated August 12, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Automatic Data Processing, Inc., listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
New York, New York
August 12, 2002

                                                AUTOMATIC DATA PROCESSING, INC.

                                                       AND SUBSIDIARIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             (In thousands)


Column A                            Column B                   Column C                Column D           Column E
--------                            --------                   --------                --------           ---------

                                                              Additions
                                                    -----------------------------

                                                       (1)                (2)
                                                                       Charged to
                                    Balance at       Charged to        other                              Balance at
                                    beginning        costs and         accounts-       Deductions-        end of
                                    of period        expenses          describe        describe           period
                                    ---------        ---------         ---------       ----------         ----------

Year ended June 30, 2002:
Allowance for doubtful accounts:
  Current                            $41,996         $ 27,703          $  743 (B)      $ (17,569) (A)     $ 52,873

  Long-term                          $16,666         $  1,176          $   --          $  (1,823) (A)     $ 16,019

Deferred tax valuation allowance     $41,930         $  3,179          $  313 (C)      $   (5,282) (D)    $ 40,140


Year ended June 30, 2001:
Allowance for doubtful accounts:
  Current                            $48,448         $ 16,431          $  114 (B)      $ (22,997) (A)     $ 41,996

  Long-term                          $16,946         $  1,369          $   --          $  (1,649) (A)     $ 16,666

Deferred tax valuation allowance     $43,700         $  6,145          $ (165)(C)      $  (7,750) (D)     $ 41,930

Year ended June 30, 2000:
Allowance for doubtful accounts:
  Current                            $46,357         $ 25,020          $1,663 (B)      $ (24,592) (A)     $ 48,448

  Long-term                          $16,556         $  1,942          $   --          $  (1,552) (A)     $ 16,946

Deferred tax valuation allowance     $38,804         $  5,229          $ (333) (C)     $         --       $ 43,700


(A) Doubtful accounts written off, less recoveries on accounts previously written off.
(B) Acquired in purchase transactions.
(C) Related to foreign exchange fluctuation.
(D) Related to the net deferred tax assets recorded in purchase accounting. The recognition of this allowance is allocated to reduce the excess purchase price over the net assets acquired.

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

                                                AUTOMATIC DATA PROCESSING, INC.
                                                         (Registrant)

September 16, 2002                              By:  /s/ Arthur F. Weinbach
                                                     --------------------------
                                                     Arthur F. Weinbach
                                                     Chairman and
                                                     Chief Executive Officer

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


Signature                                                 Title                                 Date
---------                                                 -----                                 ----

/s/ Arthur F. Weinbach                           Chairman, Chief Executive              September 16, 2002
----------------------------------
    (Arthur F. Weinbach)                         Officer and Director
                                                 (Principal Executive Officer)


/s/ Karen E. Dykstra                             Vice President, Finance                September 16, 2002
----------------------------------
   (Karen E. Dykstra)                            (Principal Financial Officer
                                                 and Controller)


/s/ Gregory D. Brenneman                         Director                               September 16, 2002
----------------------------------
   (Gregory D. Brenneman)


/s/ Gary C. Butler                               Director                               September 16, 2002
----------------------------------
   (Gary C. Butler)


/s/ Joseph A. Califano, Jr.                      Director                               September 16, 2002
----------------------------------
   (Joseph A. Califano, Jr.)


/s/ Leon G. Cooperman                            Director                               September 16, 2002
----------------------------------
   (Leon G. Cooperman)


/s/ George H. Heilmeier                          Director                               September 16, 2002
----------------------------------
   (George H. Heilmeier)


Signature                                        Title                                          Date
---------                                        -----                                          ----

/s/ Ann Dibble Jordan                            Director                                September 16, 2002
----------------------------------
   (Ann Dibble Jordan)


/s/ Harvey M. Krueger                            Director                                September 16, 2002
----------------------------------
   (Harvey M. Krueger)


/s/ Frederic V. Malek                            Director                                September 16, 2002
----------------------------------
   (Frederic V. Malek)


/s/ Henry Taub                                   Director                                September 16, 2002
----------------------------------
   (Henry Taub)


/s/ Laurence A. Tisch                            Director                                September 16, 2002
----------------------------------
   (Laurence A. Tisch)


/s/ Josh S. Weston                               Director                                September 16, 2002
----------------------------------
   (Josh S. Weston)

                                      -21-

                                 CERTIFICATIONS


I, Arthur F. Weinbach, certify that:

1. I have reviewed this annual report on Form 10-K of Automatic Data Processing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002

                                  _____________/s/ Arthur F. Weinbach__________
                                               ----------------------
                                                 Arthur F. Weinbach
                                         Chairman and Chief Executive Officer


I, Karen E. Dykstra, certify that:

1. I have reviewed this annual report on Form 10-K of Automatic Data Processing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 16, 2002

                           ______________/s/ Karen E. Dykstra _________________
                                         --------------------
                                            Karen E. Dykstra
                           Vice President, Finance (Principal Financial Officer)