Form 10-Q
period 2002-09-30
AUTOMATIC DATA PROCESSING INC
filed 2002-10-31
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2002 Commission File Number 1-5397
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

As of September 30, 2002 there were 598,872,287 common shares outstanding.

                                                                        Form 10Q

                          Part I. Financial Information

                       STATEMENTS OF CONSOLIDATED EARNINGS
                       -----------------------------------

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended
                                         -----------------------------
                                         September 30,   September 30,
                                             2002            2001
                                           ----------     -----------
Revenues, other than interest on funds
 held for clients and PEO revenues         $1,476,424     $1,433,476

Interest on funds held for clients             89,865        113,188

PEO revenues (A)                               80,396         61,219
                                           ----------     ----------

Total revenues                              1,646,685      1,607,883
                                           ----------     ----------

Operating expenses                            708,468        676,352

General, administrative and
  selling expenses                            447,953        456,561

Systems development and
  programming costs                           119,898        115,829

Depreciation and amortization                  67,684         69,463

Other income                                  (37,718)       (30,522)
                                           ----------     ----------

                                            1,306,285      1,287,683
                                           ----------     ----------
EARNINGS BEFORE INCOME TAXES                  340,400        320,200

Provision for income taxes                    130,000        123,600
                                           ----------     ----------

NET EARNINGS                               $  210,400     $  196,600
                                           ==========     ==========

BASIC EARNINGS PER SHARE                   $     0.35     $     0.32
                                           ==========     ==========

DILUTED EARNINGS PER SHARE                 $     0.34     $     0.31
                                           ==========     ==========

Dividends per share                        $    .1150     $    .1025
                                           ==========     ==========



(A) Net of pass-through costs of $763,379 and $596,462, respectively.


       See notes to the unaudited consolidated financial statements.

                                                                        Form 10Q
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                September 30,     June 30,
                                                    2002           2002
                                                -----------    -----------

Assets
------
Cash and cash equivalents                       $   545,779    $   798,810
Short-term marketable securities                    623,988        677,005
Accounts receivable                                 971,373      1,045,170
Other current assets                                360,643        296,272
                                                -----------    -----------
  Total current assets                            2,501,783      2,817,257

Long-term marketable securities                   1,080,894      1,273,768
Long-term receivables                               184,717        192,769

Land and buildings                                  459,763        458,478
Data processing equipment                           714,953        696,829
Furniture, leaseholds and other                     555,299        540,217
                                                -----------    -----------
                                                  1,730,015      1,695,524
  Less accumulated depreciation                  (1,147,687)    (1,099,073)
                                                -----------    -----------
  Total property, plant and equipment               582,328        596,451

Other assets                                        338,853        293,808
Goodwill                                          1,411,449      1,375,654
Other Intangibles                                   509,061        501,544
                                                -----------    -----------
  Total assets before funds held for clients      6,609,085      7,051,251
Funds held for clients                            9,086,910     11,225,271
                                                -----------    -----------
Total assets                                    $15,695,995    $18,276,522
                                                ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Accounts payable                                $   134,726    $   148,694
Accrued expenses and other current
  liabilities                                     1,024,407      1,035,389
Income taxes                                        217,422        227,019
                                                -----------    -----------
  Total current liabilities                       1,376,555      1,411,102

Long-term debt                                       83,780         90,648
Other liabilities                                   252,196        233,671
Deferred income taxes                               332,647        237,633
Deferred revenue                                    137,666        138,893
                                                -----------    -----------
  Total liabilities before client funds
    obligations                                   2,182,844      2,111,947
Client funds obligations                          8,764,225     11,050,370
                                                -----------    -----------
  Total liabilities                              10,947,069     13,162,317

Shareholders' equity:
  Common stock                                       63,870         63,870
  Capital in excess of par value                    310,719        333,371
  Retained earnings                               6,118,356      5,977,318
  Treasury stock                                 (1,736,362)    (1,142,041)
  Accumulated other comprehensive loss               (7,657)      (118,313)
                                                -----------    -----------
    Total shareholders' equity                    4,748,926      5,114,205
                                                -----------    -----------
Total liabilities and shareholders' equity      $15,695,995    $18,276,522
                                                ===========    ===========


         See notes to the unaudited consolidated financial statements.

                                                                        Form 10Q

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                -----------------------------------------------
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                  -----------------------
                                                        September 30,
                                                      2002         2001
                                                  ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------

Net earnings                                      $  210,400   $  196,600

Expenses not requiring outlay of cash                118,258       95,634

Changes in operating net assets                      (91,870)      88,609
                                                  ----------   ----------

 Net cash flows provided by operating activities     236,788      380,843
                                                  ----------   ----------

Cash Flows From Investing Activities:
-------------------------------------

Purchase of marketable securities                   (706,635)    (655,514)
Proceeds from sale of marketable securities        3,266,384    2,185,166
Net change in client funds obligations            (2,286,144)  (1,178,214)
Capital expenditures                                 (27,208)     (32,957)
Additions to intangibles                             (31,333)     (22,913)
Acquisitions of businesses, net of cash acquired     (29,026)     (78,936)
Other                                                    727       (2,861)
                                                  ----------   ----------

 Net cash flows provided by investing activities     186,765      213,771
                                                  ----------   ----------

Cash Flows From Financing Activities:
-------------------------------------
Net proceeds from short-term borrowings                  399           86
Payments of debt                                        (396)        (563)
Proceeds from issuance of common stock                33,093       46,773
Repurchases of common stock                         (640,318)    (437,188)
Dividends paid                                       (69,362)     (63,971)
                                                  ----------   ----------


 Net cash flows used in financing activities        (676,584)    (454,863)
                                                  ----------   ----------

Net change in cash and cash equivalents             (253,031)     139,751

Cash and cash equivalents, at beginning of
  period                                             798,810    1,275,356
                                                  ----------   ----------

Cash and cash equivalents, at end of
  period                                          $  545,779   $1,415,107
                                                  ==========   ==========




         See notes to the unaudited consolidated financial statements.

                                                                        Form 10Q

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                                   (UNAUDITED)

     The information furnished herein reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These statements should be read in conjunction with the annual financial statements and related notes of Automatic Data Processing, Inc. (ADP or the Company) for the year ended June 30, 2002.


Note A -   The results of operations for the three months ended September
           30, 2002 may not be indicative of the results to be expected for the year ending June 30, 2003.


Note B - The calculation of basic and diluted earnings per share (EPS) is as follows:

(In thousands, except EPS)
                            For the three months ended September 30,
                       ------------------------------------------------------
                                   2002                       2001
                       -------------------------  ---------------------------
                         Income   Shares    EPS     Income   Shares    EPS
                       --------   ------    ---   ---------  ------    ---

Basic                  $210,400  606,814   $0.35   $196,600  620,561  $0.32

Effect of zero coupon
  subordinated notes        313    1,797                476    2,702

Effect of stock
  options                     -    3,906                  -    9,313
                       -----------------           -----------------

Diluted                $210,713  612,517   $0.34   $197,076  632,576  $0.31
                       =========================   =========================


Note C -  Other (income)/expense consists of the following:
          (In thousands)
                                           Three months ended September 30,
                                           --------------------------------
                                                    2002       2001
                                                    ----       ----
           Interest income on corporate funds    $(39,704)    $(33,545)
           Realized gains on investments           (5,990)      (3,994)
           Interest expense                         7,976        7,017
                                                 --------     --------
           Total other (income)/expense          $(37,718)    $(30,522)
                                                 ========     ========

                                                                        Form 10Q


Note D - Comprehensive income for the three months ended September 30, 2002 and 2001 follows:
                                          Three months ended September 30,
                                          --------------------------------
                                                  2002           2001
                                                  ----           ----
           Net income                          $210,400       $196,600
           Other comprehensive income:
            Foreign currency translation
            adjustment                            8,950         38,402
           Unrealized gain on
            securities                          101,705         76,384
                                               --------       --------
          Comprehensive income                 $321,055       $311,386
                                               ========       ========


Note E -  Interim financial data by segment:

          ADP evaluates performance of its business units based on recurring operating results before interest on corporate funds, foreign currency gains and losses and income taxes. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility. As a result, various income and expense items, including certain non-recurring gains and losses, are recorded at the corporate level and certain shared costs are not allocated. Goodwill amortization is charged to business units to act as a surrogate for the cost of capital for acquisitions, which is subsequently eliminated in consolidation. Interest on invested funds held for clients is recorded in Employer Services' revenues at a standard rate of 6%, with the adjustment to actual revenues included in "other". The prior year's business unit revenues and pre-tax earnings have been restated to reflect fiscal 2003 budgeted foreign exchange rates.

          Results of the Company's major business units, Employer Services, Brokerage Services and Dealer Services are shown below.

(In millions)

                          Three months ended September 30,
          -------------------------------------------------------------
           Employer    Brokerage    Dealer
           Services    Services    Services     Other       Total
          ----------  ----------  ----------  ---------  --------------
          2002   2001  2002  2001  2002  2001  2002 2001   2002    2001
          ----   ----  ----  ----  ----  ----  ---- ----  -----    -----

Revenues  $1,009 $971  $354  $360  $189  $175  $95  $102  $1,647  $1,608
Pretax
Earnings  $  240 $215  $ 56  $ 67  $ 29  $ 27  $15  $ 11  $  340  $  320

                                                                        Form 10Q

Note F. Intangible Assets

Components of intangible assets are as follows:
--------------------------------------------------------------------------
 (In thousands)
                                       September                June
                                          2002                  2002
                                      -----------          -----------

Goodwill                              $ 1,411,449          $ 1,375,654
                                      -----------          -----------
Intangibles
 Software licenses                        486,242              462,474
 Customer lists                           367,547              360,268
 Other                                    414,731              398,495
                                      -----------          -----------
   Total intangibles                    1,268,520            1,221,237
                                      -----------          -----------
Total goodwill and intangibles          2,679,969            2,596,891
Less accumulated amortization            (759,459)            (719,693)
                                      -----------          -----------
                                      $ 1,920,510          $ 1,877,198
                                      ===========          ===========
--------------------------------------------------------------------------

      Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions) amortized over periods from 3 to 25 years. Amortization of intangibles totaled $27 million and $26 million for the three months ended September 30, 2002 and 2001, respectively.

Changes in goodwill for the quarter ended September 30, 2002 are as follows:

(In thousands)

---------------------------------------------------------------------------
                    Employer   Brokerage  Dealer
                    Services   Services   Services    Other      Total
                    --------   ---------  --------    -----      -----
Balance as of
  June 30, 2002     $751,451   $348,960   $182,642   $92,601  $1,375,654

Additions              3,405      4,692     22,169         -      30,266

Cumulative
 translation
  adjustments          4,413       (310)        93     1,333       5,529
                    ----------------------------------------------------
Balance as of
 September 30, 2002 $759,269   $353,342   $204,904   $93,934  $1,411,449
                    ====================================================

----------------------------------------------------------------------------
No impairment losses were recognized during the quarter.

                                                                        Form 10Q

Note G - In October 2002, the Company entered into a new $4.0 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. The Company has had no borrowings to date under the credit agreement, which expires in October 2003.

Note H - In April 2002, the Company authorized a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at any given time. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. At September 30, 2002 there was no commercial paper outstanding. For the three months ended September 30, 2002, the Company had average borrowings of $1.3 billion at an effective weighted average interest rate of 1.8%. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      -------------------------------------

OPERATING RESULTS

Revenues and earnings again reached record levels during the quarter ended September 30, 2002.

Revenues and revenue growth by ADP's major business units for the three months ended September 30, 2002 and 2001 are shown below:

                                Revenues              Revenue Growth
                               September 30,           September 30,
                           -------------------      ------------------
                            2002        2001         2002       2001
                           ------      ------       -----      ------
                            ($ In millions)

     Employer Services     $1,009      $  971           4%        9%
     Brokerage Services       354         360          (2)        -
     Dealer Services          189         175           8         6
     Other                     95         102         (17)      (20)
                           ------      ------       -----      ----
                           $1,647      $1,608           2%        4%
                           ======      ======       =====      ====

                                                                        Form 10Q

Pre-tax earnings and pre-tax earnings by ADP's major business units for the three months ended September 30, 2002 and 2001 are shown below:

                            Pre-tax Earnings     Pre-tax Earnings Growth
                              September 30,           September 30,
                           ------------------       -----------------
                            2002        2001         2002       2001
                           ------      ------       -----      ------
                            ($ In millions)

     Employer Services     $  240      $  215          11%        22%
     Brokerage Services        56          67         (16)         6
     Dealer Services           29          27           9         29
     Other                     15          11          39        (61)
                           ------      ------       -----       ----
                           $  340      $  320           6%        11%
                           ======      ======       =====      =====

Consolidated revenues for the quarter of approximately $1.6 billion were up 2% from last year. Revenue growth in Employer Services grew 4%, while new business sales grew 4% and client retention improved slightly in the quarter. The number of employees on our clients' payrolls declined 2% in the quarter, a slightly lower decline than the full fiscal 2002 average.

Brokerage Services revenues declined by 2% due to a number of factors including lost business from industry consolidations, reduced discretionary spending in the financial services industry, compressions of institutional trades and pricing pressure in our back office trade processing business, as well as lower postage revenue and lower growth in the number of equity positions in our investor communications business. Pre-tax earnings in our Brokerage group declined 16% due primarily to declines in our back office trade processing business.

Dealer Services revenue growth was 8% supported by acquisitions and increased sales in the traditional core business primarily from our new products, which include Application Service Provider (ASP) managed services and our Customer Relationship Management(CRM)system. Claims Services growth was 3% in the quarter.

The primary components of "Other" revenues are Claims Services, foreign exchange differences, and miscellaneous processing services. For the three months ended September 30, 2002 and 2001, Claims Services revenues were $86 million and $84 million, respectively. In addition, "Other" revenues have been adjusted for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%. This adjustment to "Other" revenues resulted in a decrease of $26.8 million and $1.7 million for the three-month period ended September 30, 2002 and 2001, respectively. The prior year's business unit revenues and pre-tax earnings have been restated to reflect fiscal 2003 budgeted foreign exchange rates.

Systems development and programming increased in the quarter due to accelerated automation, migration to new computing technologies and the continued development of new and improved products. We believe that sustained investment in systems development and programming is critical to attaining our strategic objectives.

Pre-tax earnings for the quarter increased 6% to $340 million from $320 million in the prior year. Consolidated pre-tax margins increased over the previous year as continued automation and operating efficiencies enabled the Company to offset accelerated investments in new products. This increase in pre-tax earnings was offset by lower interest income resulting from the acquisition of ADP common stock for treasury.

                                                                    Form 10Q

The effective income tax rate was 38.2% of pre-tax earnings in the current quarter compared to 38.6% in the prior year quarter. The decrease in the effective income tax rate was due to several factors primarily the mix of income between domestic and foreign operations and additional tax credits.

Net earnings for the quarter, increased 7% to $210 million from $197 million in the prior year quarter.

Diluted earnings per share, on fewer shares outstanding, increased to $0.34 from $0.31.

In fiscal 2003, ADP is forecasting another record year of both revenue and earnings per share growth in the mid single-digits over fiscal 2002 full year results.

FINANCIAL CONDITION

The Company's financial condition and balance sheet remain exceptionally strong. At September 30, 2002, the Company had cash and marketable securities of $2.3 billion. Shareholders' equity was $4.7 billion and the ratio of long-term debt to equity was 2%.

Capital expenditures for fiscal 2003 are expected to approximate $160 million, compared to $146 million in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations were $236.8 million for the three months ended September 30, 2002 compared to $380.8 million for the three months ended September 30, 2001. The decrease in cash provided from operations was primarily attributable to the pre-funding of employee benefit plans, which impacted the changes in net assets.

Cash flows provided by investing activities totaled $186.8 million primarily as a result of proceeds from the sales of marketable securities in our investment portfolio, partially offset by the net change in client funds obligations, acquisitions of businesses, and capital expenditures in the quarter.

Cash flows used in financing activities totaled $676.6 million. In the first three months of fiscal 2003, the Company purchased approximately 18.4 million shares of common stock at an average price per share of approximately $35. As of September 30, 2002, the Company has remaining Board of Directors authorization to purchase up to 17.5 million additional shares.

Approximately twenty percent of the Company's overall investment portfolio is invested in cash and cash equivalents, which are therefore impacted immediately by changes in interest rates. The other eighty percent of the Company's investment portfolio is invested in fixed-income securities, with varying maturities up to ten years, which are also subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity, and therefore this has not had an adverse impact on income or cash flows.

The earnings impact of future interest rate changes is based on many factors, which influence the return on the Company's portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. This mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of

                                                                        Form 10Q

25 basis points applied to the average projected investment balances for fiscal 2003 would result in approximately a $9 million pre-tax earnings impact over the twelve-month period.

In October 2002, the Company entered into a new $4.0 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. The Company has had no borrowings to date under the credit agreement, which expires in October 2003.

In April 2002, the Company authorized a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at any given time. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. At September 30, 2002 there was no commercial paper outstanding. For the three months ended September 30, 2002, the Company had average borrowings of $1.3 billion at an effective weighted average interest rate of 1.8%. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146), which nullifies Emerging Issues Task Force Issue No. 94-3 (Issue 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Item 4. Controls and Procedures


         ADP management, including the Chief Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Principal Financial Officer completed their evaluation.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

        Exhibit
        Number                      Exhibit
        ------                      -------

        99.1         Certification by Arthur F. Weinbach pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2         Certification by Karen E. Dykstra pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

        In a Report on Form 8-K dated and filed on September 16, 2002, the Company reported, under Item 9. "Regulation FD Disclosure", the filing with the Securities and Exchange Commission of its Principal Executive Officer's and Principal Financial Officer's Statements Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings.

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

                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                     (Registrant)



Date: October 31, 2002        /s/ Karen E. Dykstra
                             -----------------------
                                Karen E. Dykstra

                              Vice President Finance
                          (Principal Financial Officer)
                          -----------------------------
                                     (Title)