Form 10-Q/A
period 2002-09-30
AUTOMATIC DATA PROCESSING INC
filed 2002-11-01
CIK 8670

FORM 10-Q/A

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 2002
                              --------------------------------------------------

                                                     OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                              ----------------------      ----------------------


Commission file number                              1-5397
                      ----------------------------------------------------------


                         Automatic Data Processing, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                            22-1467904
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


One ADP Boulevard, Roseland, New Jersey                            07068
(Address of principal executive offices)                        (Zip Code)


                                 (973) 974-5000
              (Registrant's telephone number, including area code)


                                      N/A
              (Former name, former address and former fiscal year;
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes    [_] No


                 CLASS                  SHARES OUTSTANDING AT SEPTEMBER 30, 2002
-----------------------------------     ----------------------------------------
  Common stock, $0.10 par value                         598,872,287

                        AUTOMATIC DATA PROCESSING, INC.

                                TABLE OF CONTENTS


                                                                            PAGE

EXPLANATORY NOTE..............................................................2

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Statements of Consolidated Earnings
     Three Months Ended September 30, 2002 and
       September 30, 2001 (unaudited).........................................3

     Consolidated Balance Sheets
     September 30, 2002 and June 30, 2002 1, 2001 (unaudited).................4

     Condensed Statements of Consolidated Cash Flows
     Three Months Ended September 30, 2002 and
       September 30, 2001 (unaudited).........................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................9


PART II - OTHER INFORMATION

     Item 4.  Other Information..............................................13

     Item 6.  Exhibits and Reports on Form 8-K...............................14


Signatures...................................................................15

Certifications...............................................................16

                                EXPLANATORY NOTE


This amended Quarterly Report on Form 10-Q/A amends and restates in its entirety Automatic Data Processing, Inc.'s October 31, 2002 filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. Automatic Data Processing, Inc. has filed this amended Quarterly Report on Form 10-Q/A to correct a technical problem with the formatting and subsequent electronic filing of its Quarterly Report on Form 10-Q via EDGAR.

PART I.  FINANCIAL INFORMATION

                       Statements of Consolidated Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              ------------------------------
                                                    Three Months Ended
                                              ------------------------------
                                              September 30,    September 30,
                                                   2002             2001
                                              -------------    -------------
Revenues, other than interest on funds
held for clients and PEO revenues             $ 1,476,424      $ 1,433,476

Interest on funds held for clients                 89,865          113,188

PEO revenues (A)                                   80,396           61,219
                                              -----------      -----------
Total revenues                                  1,646,685        1,607,883
                                              -----------      -----------

Operating expenses                                708,468          676,352

General, administrative and
selling expenses                                  447,953          456,561

Systems development and
programming costs                                 119,898          115,829

Depreciation and amortization                      67,684           69,463

Other income                                      (37,718)         (30,522)
                                              -----------      -----------
                                                1,306,285        1,287,683
                                              -----------      -----------

EARNINGS BEFORE INCOME TAXES                      340,400          320,200

Provision for income taxes                        130,000          123,600
                                              -----------      -----------

NET EARNINGS                                  $   210,400      $   196,600
                                              ===========      ===========

BASIC EARNINGS PER SHARE                      $      0.35      $      0.32
                                              ===========      ===========

DILUTED EARNINGS PER SHARE                    $      0.34      $      0.31
                                              ===========      ===========

Dividends per share                           $     .1150      $     .1025
                                              ===========      ===========


(A) Net of pass-through costs of $763,379 and $596,462, respectively.


          See notes to the unaudited consolidated financial statements.

                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                               -----------------------------
                                                     Three Months Ended
                                               -----------------------------
                                               September 30,     June 30,
                                                    2002           2002
                                               -------------   -------------
Assets
------
Cash and cash equivalents                       $   545,779    $   798,810
Short-term marketable securities                    623,988        677,005
Accounts receivable                                 971,373      1,045,170
Other current assets                                360,643        296,272
                                                -----------    -----------
  Total current assets                            2,501,783      2,817,257

Long-term marketable securities                   1,080,894      1,273,768
Long-term receivables                               184,717        192,769

Land and buildings                                  459,763        458,478
Data processing equipment                           714,953        696,829
Furniture, leaseholds and other                     555,299        540,217
                                                -----------    -----------
                                                  1,730,015      1,695,524
  Less accumulated depreciation                  (1,147,687)    (1,099,073)
                                                -----------    -----------
  Total property, plant and equipment               582,328        596,451

Other assets                                        338,853        293,808
Goodwill                                          1,411,449      1,375,654
Other Intangibles                                   509,061        501,544
                                                -----------    -----------
  Total assets before funds held for clients      6,609,085      7,051,251
Funds held for clients                            9,086,910     11,225,271
                                                -----------    -----------
Total assets                                    $15,695,995    $18,276,522
                                                ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Accounts payable                                $   134,726    $   148,694
Accrued expenses and other current
  liabilities                                     1,024,407      1,035,389
Income taxes                                        217,422        227,019
                                                -----------    -----------
  Total current liabilities                       1,376,555      1,411,102

Long-term debt                                       83,780         90,648
Other liabilities                                   252,196        233,671
Deferred income taxes                               332,647        237,633
Deferred revenue                                    137,666        138,893
                                                -----------    -----------
  Total liabilities before client funds
    obligations                                   2,182,844      2,111,947
Client funds obligations                          8,764,225     11,050,370
                                                -----------    -----------
  Total liabilities                              10,947,069     13,162,317

Shareholders' equity:
  Common stock                                       63,870         63,870
  Capital in excess of par value                    310,719        333,371
  Retained earnings                               6,118,356      5,977,318
  Treasury stock                                 (1,736,362)    (1,142,041)
  Accumulated other comprehensive loss               (7,657)      (118,313)
                                                -----------    -----------
    Total shareholders' equity                    4,748,926      5,114,205
                                                -----------    -----------
Total liabilities and shareholders' equity      $15,695,995    $18,276,522
                                                ===========    ===========


          See notes to the unaudited consolidated financial statements.

                 Condensed Statements of Consolidated Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                     --------------------------
                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Cash Flows From Operating Activities:

Net earnings                                         $   210,400    $   196,600

Expenses not requiring outlay of cash                    118,258         95,634

Changes in operating net assets                          (91,870)        88,609
                                                     -----------    -----------
Net cash flows provided by operating activities          236,788        380,843
                                                     -----------    -----------

Cash Flows From Investing Activities:

Purchase of marketable securities                       (706,635)      (655,514)
Proceeds from sale of marketable securities            3,266,384      2,185,166
Net change in client funds obligations                (2,286,144)    (1,178,214)
Capital expenditures                                     (27,208)       (32,957)
Additions to intangibles                                 (31,333)       (22,913)
Acquisitions of businesses, net of cash acquired         (29,026)       (78,936)
Other                                                        727         (2,861)
                                                     -----------    -----------
Net cash flows provided by investing activities          186,765        213,771
                                                     -----------    -----------

Cash Flows From Financing Activities:

Net proceeds from short-term borrowings                      399             86
Payments of debt                                            (396)          (563)
Proceeds from issuance of common stock                    33,093         46,773
Repurchases of common stock                             (640,318)      (437,188)
Dividends paid                                           (69,362)       (63,971)
                                                     -----------    -----------

Net cash flows used in financing activities             (676,584)      (454,863)
                                                     -----------    -----------

Net change in cash and cash equivalents                 (253,031)       139,751

Cash and cash equivalents, at beginning of
period                                                   798,810      1,275,356
                                                     -----------    -----------
Cash and cash equivalents, at end of
period                                               $   545,779    $ 1,415,107
                                                     ===========    ===========


          See notes to the unaudited consolidated financial statements.

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


Note B - The calculation of basic and diluted earnings per share (EPS) is as follows:

(In thousands, except EPS)

                       ---------------------------------------------------------
                              For the three months ended September 30,
                       ---------------------------------------------------------
                                    2002                        2001
                       ---------------------------   ---------------------------
                        Income     Shares     EPS     Income    Shares      EPS
                       --------    -------   -----   --------   -------    -----

Basic                  $210,400    606,814   $0.35   $196,600   620,561    $0.32

Effect of zero coupon
  subordinated notes        313      1,797                476     2,702

Effect of stock
  options                     -      3,906                  -     9,313
                       -------------------           ------------------
Diluted                $210,713    612,517   $0.34   $197,076   632,576    $0.31
                       ========    =======   =====   ========   =======    =====


Note C - Other (income)/expense consists of the following:

         (In thousands)
                                             --------------------------------
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

                                              --------------------------------
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

(In millions)

          -------------------------------------------------------------------
                          Three months ended September 30,
          -------------------------------------------------------------------
           Employer      Brokerage     Dealer
           Services      Services     Services      Other           Total
          -----------   ----------   ----------   ---------    --------------
          2002   2001   2002  2001   2002  2001   2002 2001     2002    2001
          ----   ----   ----  ----   ----  ----   ---------     ----    ----
Revenues  $1,009 $971   $354  $360   $189  $175   $95  $102    $1,647  $1,608
Pretax
Earnings  $  240 $215   $ 56  $ 67   $ 29  $ 27   $15  $ 11    $  340  $  320

Note F.  Intangible Assets

Components of intangible assets are as follows:

--------------------------------------------------------------------------------
 (In thousands)
                                     --------------        -----------
                                     September 2002         June 2002
                                     --------------        -----------

Goodwill                              $ 1,411,449          $ 1,375,654
                                      -----------          -----------
Intangibles
 Software licenses                        486,242              462,474
 Customer lists                           367,547              360,268
 Other                                    414,731              398,495
                                      -----------          -----------
   Total intangibles                    1,268,520            1,221,237
                                      -----------          -----------
Total goodwill and intangibles          2,679,969            2,596,891

Less accumulated amortization            (759,459)            (719,693)
                                      -----------          -----------
                                      $ 1,920,510          $ 1,877,198
                                      ===========          ===========

--------------------------------------------------------------------------------

         Other intangibles consist primarily of purchased rights, covenants, and patents (acquired directly or through acquisitions) amortized over periods from 3 to 25 years. Amortization of intangibles totaled $27 million and $26 million for the three months ended September 30, 2002 and 2001, respectively.

Changes in goodwill for the quarter ended September 30, 2002 are as follows:

(In thousands)
--------------------------------------------------------------------------------
                      Employer     Brokerage    Dealer
                      Services     Services     Services     Other       Total
                      ----------------------------------------------------------
Balance as of
  June 30, 2002       $751,451     $348,960     $182,642    $92,601   $1,375,654

Additions                3,405        4,692       22,169          -       30,266

Cumulative
 translation
  adjustments            4,413         (310)          93      1,333        5,529
Balance as of
                      ----------------------------------------------------------
 September 30, 2002   $759,269     $353,342     $204,904    $93,934   $1,411,449
                      ==========================================================


--------------------------------------------------------------------------------
No impairment losses were recognized during the quarter.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND AND RESULTS OF OPERATIONS

Operating Results

Revenues and earnings again reached record levels during the quarter ended September 30, 2002.

Revenues and revenue growth by ADP's major business units for the three months ended September 30, 2002 and 2001 are shown below:

                           ------------------       ------------------
                                Revenues              Revenue Growth
                               September 30,           September 30,
                           ------------------       ------------------
                            2002        2001         2002       2001
                            ----        ----         ----       ----
                             ($ In millions)

     Employer Services     $1,009      $  971           4%        9%
     Brokerage Services       354         360          (2)        -
     Dealer Services          189         175           8         6
     Other                     95         102         (17)      (20)
                           ------      ------         ----      ----
                           $1,647      $1,608           2%        4%
                           ======      ======         ====      ====

Pre-tax earnings and pre-tax earnings by ADP's major business units for the three months ended September 30, 2002 and 2001 are shown below:

                           ------------------     -----------------------
                            Pre-tax Earnings      Pre-tax Earnings Growth
                              September 30,           September 30,
                           ------------------     -----------------------
                            2002        2001          2002       2001
                           ------      ------        ------     ------
                             ($ In millions)

     Employer Services     $  240      $  215          11%        22%
     Brokerage Services        56          67         (16)         6
     Dealer Services           29          27           9         29
     Other                     15          11          39        (61)
                           ------      ------        -----      -----
                           $  340      $  320           6%        11%
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

Dealer Services revenue growth was 8% supported by acquisitions and increased sales in the traditional core business primarily from our new products, which include Application Service Provider (ASP) managed services and our Customer Relationship Management (CRM)system. Claims Services growth was 3% in the quarter.

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

Item 4.  Controls and Procedures

         ADP management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Principal Financial Officer completed their evaluation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit
         Number                              Exhibit
         -------                             -------
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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                     (Registrant)



Date: November 1, 2002         /s/ Karen E. Dykstra
                            ---------------------------
                                   Karen E. Dykstra

                               Vice President Finance
                           (Principal Financial Officer)
                           -----------------------------
                                     (Title)

                                 CERTIFICATIONS
                                 --------------

I, Arthur F. Weinbach, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Automatic Data Processing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002

/s/  Arthur F. Weinbach
-----------------------
Arthur F. Weinbach
Chief Executive Officer

I, Karen E. Dykstra, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Automatic Data Processing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002

/s/  Karen E. Dykstra
------------------------------
Karen E. Dykstra
Vice President, Finance
(Principal Financial Officer)