Form 10-Q
period 2002-12-31
AUTOMATIC DATA PROCESSING INC
filed 2003-01-31
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 2002    Commission File Number 1-5397
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

As of December 31, 2002 there were 599,595,005 common shares outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                              ---------------------   ---------------------
REVENUES:                           2002       2001        2002        2001
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for clients
 and PEO revenues             $1,510,396 $1,508,922  $2,986,820  $2,942,398

Interest on funds held for
 clients                          87,762    110,072     177,627     223,260

PEO revenues (A)                  84,837     62,034     165,233     123,253
                              ---------- ----------  ----------  ----------

TOTAL REVENUES                 1,682,995  1,681,028   3,329,680   3,288,911
                              ---------- ----------  ----------  ----------

EXPENSES:
Operating expenses               702,716    691,970   1,411,184   1,368,322

Selling, general, and
 administrative
 expenses                        402,005    393,558     849,958     850,119

Systems development and
 programming costs               121,380    117,540     241,278     233,369

Depreciation and amortization     68,699     68,449     136,383     137,912

Other income, net                (35,255)   (20,389)    (72,973)    (50,911)
                              ---------- ----------  ----------  ----------

TOTAL EXPENSES                 1,259,545  1,251,128   2,565,830   2,538,811
                              ---------- ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     423,450    429,900     763,850     750,100

Provision for income taxes       161,760    165,300     291,760     288,900
                              ---------- ----------  ----------  ----------

NET EARNINGS                  $  261,690 $  264,600  $  472,090  $  461,200
                              ========== ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $     0.44 $     0.43  $     0.78  $     0.75
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $     0.43 $     0.42  $     0.78  $     0.73
                              ========== ==========  ==========  ==========


Dividends per common share    $   0.1200 $   0.1150  $   0.2350  $   0.2175
                              ========== ==========  ==========  ==========

   (A) Net of pass-through costs of $873,488 and $649,939 for the three months ended December 31, 2002 and 2001, respectively, and $1,636,867 and $1,246,401 for the six months ended December 31, 2002 and 2001, respectively.

              See notes to the consolidated financial statements.

                AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                               (Unaudited)
                                               December 31,      June 30,
Assets                                             2002            2002
------                                         -----------    -----------
Current assets:
  Cash and cash equivalents                    $   971,482    $   798,810
  Short-term marketable securities                 593,023        677,005
  Accounts receivable, net                         988,865      1,045,170
  Other current assets                             339,984        296,272
                                               -----------    -----------
    Total current assets                         2,893,354      2,817,257

Long-term marketable securities                    897,402      1,273,768
Long-term receivables                              175,037        192,769

Property, plant and equipment:
  Land and buildings                               456,510        458,478
  Data processing equipment                        734,789        696,829
  Furniture, leaseholds and other                  561,537        540,217
                                               -----------    -----------
                                                 1,752,836      1,695,524
  Less accumulated depreciation                 (1,183,728)    (1,099,073)
                                               -----------    -----------
                                                   569,108        596,451

Other assets                                       432,808        293,808
Goodwill                                         1,444,615      1,375,654
Intangible assets, net                             509,300        501,544
                                               -----------    -----------
  Total assets before funds held for clients     6,921,624      7,051,251
Funds held for clients                          12,081,319     11,225,271
                                               -----------    -----------
Total assets                                   $19,002,943    $18,276,522
                                               ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                             $   126,505    $   148,694
  Accrued expenses & other liabilities           1,039,919      1,035,389
  Income taxes payable                             170,456        227,019
                                               -----------    -----------
    Total current liabilities                    1,336,880      1,411,102

Long-term debt                                      82,446         90,648
Other liabilities                                  262,216        233,671
Deferred income taxes                              337,413        237,633
Deferred revenue                                   243,975        138,893
                                               -----------    -----------
  Total liabilities before client funds
    obligations                                  2,262,930      2,111,947
Client funds obligations                        11,760,904     11,050,370
                                               -----------    -----------
    Total liabilities                           14,023,834     13,162,317

Shareholders' equity:
  Common stock, par value $0.10 per share:
    authorized 1,000,000 shares; issued 638,702
    shares, respectively                            63,870         63,870
  Capital in excess of par value                   254,001        333,371
  Retained earnings                              6,307,973      5,977,318
  Treasury stock, at cost: 39,108 and 22,385
    shares, respectively                        (1,664,463)    (1,142,041)
  Accumulated other comprehensive income (loss)     17,728       (118,313)
                                               -----------    -----------
    Total shareholders' equity                   4,979,109      5,114,205
                                               -----------    -----------
Total liabilities and shareholders' equity     $19,002,943    $18,276,522
                                               ===========    ===========

              See notes to the consolidated financial statements.

                AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                         December 31,
                                                       2002        2001
                                                  ----------   ----------

Cash Flows from Operating Activities
------------------------------------

Net earnings                                      $  472,090   $  461,200

Adjustments to reconcile net earnings
  to net cash flows provided by operating
  activities:

   Expenses not requiring outlay of cash             170,481      188,909

   Changes in operating net assets                   (26,159)      62,188
                                                  ----------   ----------

 Net cash flows provided by operating activities     616,412      712,297
                                                  ----------   ----------

Cash Flows from Investing Activities
------------------------------------

Purchases of marketable securities                (1,697,556)  (2,058,862)
Proceeds from sale of marketable securities        2,095,677    1,125,255
Net (purchases) proceeds of client fund
  money market securities                           (618,834)   1,352,586
Net change in client funds obligations               710,534     (411,144)
Capital expenditures                                 (56,936)     (65,515)
Additions to intangibles                             (44,396)     (47,601)
Acquisitions of businesses, net of cash acquired     (38,928)    (122,274)
Other                                                  3,616        6,381
                                                  ----------   ----------

 Net cash flows provided by (used in)
  investing activities                               353,177     (221,174)
                                                  ----------   ----------

Cash Flows from Financing Activities
------------------------------------

Net proceeds from short-term borrowings                  766       49,803
Payments of debt                                        (826)      (3,299)
Proceeds from exercise of stock options               64,419      107,661
Repurchases of common stock                         (719,840)    (459,143)
Dividends paid                                      (141,436)    (134,534)
                                                  ----------   ----------

 Net cash flows used in financing activities        (796,917)    (439,512)
                                                  ----------   ----------

Net increase in cash and cash equivalents            172,672       51,611

Cash and cash equivalents, beginning of period       798,810    1,275,356
                                                  ----------   ----------
Cash and cash equivalents, end of period          $  971,482   $1,326,967
                                                  ==========   ==========

              See notes to the consolidated financial statements.

                AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    (Unless otherwise noted, amounts in thousands, except per share amounts)
                                   (Unaudited)

The information furnished herein reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes of Automatic Data Processing, Inc. (ADP or the Company) as of and for the year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 may not be indicative of the results to be expected for the year ending June 30, 2003.


Note 1. Significant Accounting Policies (Supplemental to the Notes to the Consolidated Financial Statements as of and for the year ended June 30, 2002)

A. Revenue Recognition. A majority of the Company's revenues are attributable to fees for providing services (e.g., Employer Services' payroll processing fees and Brokerage Services' trade processing fees) as well as investment income on payroll funds, tax filing funds and other Employer Services client related funds. The Company typically enters into agreements for a fixed fee per transaction (e.g., number of payees). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned.

The Company also recognizes revenues associated with the sale of software systems and associated software licenses. For a majority of the Company's software sales arrangements, which provide hardware, software licenses, installation and post customer support, revenues are recognized ratably over the software license term as objective evidence of the fair values of the individual elements in the sales arrangement does not exist. For the remainder of sales of software systems, revenues are recognized when the objective evidence of the fair values of the individual elements of a sales arrangement containing hardware, software license, implementation, conversion and post-implementation services can be objectively determined. The amounts and timing of revenue recognition are determined for each element in an arrangement. As part of the sale of software systems, the Company recognizes revenue from the sale of hardware, which is recorded net of the associated costs.

Postage fees for client mailings are included in revenues and the associated postage expenses are included in operating expenses. Professional Employer Organization (PEO) service revenues are included in revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which primarily include payroll wages and payroll taxes.

B. Internal Use Software. The Company capitalizes certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company's policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, ADP also capitalizes certain payroll and payroll related costs for employees who are directly associated with internal-use computer software projects.

The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Capitalized costs related to computer software developed or obtained for internal use are amortized over a three-year period on a straight-line basis.

C. Computer Software to be Sold, Leased or otherwise Marketed. The Company capitalizes certain costs of computer software to be sold, leased or otherwise marketed in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". ADP's policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires considerable judgment by management and in many instances is only attained a short time prior to the general release of the software. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized over a three-year period on a straight-line basis. Maintenance related costs are expensed as incurred.


Note 2.    Earnings Per Share (EPS)

                            For the periods ended December 31, 2002
                     -------------------------------------------------------
                         Three months ended              Six months ended
                     --------------------------    -------------------------
                     Net        Average            Net        Average
                     Earnings   Shares    EPS      Earnings   Shares   EPS
                     --------   -------   -----    --------   -------  -----
Basic                $261,690   598,064   $0.44    $472,090   602,418  $0.78

Effect of zero coupon
 subordinated notes       302     1,717                 615     1,757

Effect of stock
  options                   -     5,010                   -     4,608
                     --------   -------            --------   -------

Diluted              $261,992   604,791   $0.43    $472,705   608,783  $0.78
                     ========   =======   =====    ========   =======  ======

                            For the periods ended December 31, 2001
                     -------------------------------------------------------
                         Three months ended              Six months ended
                     --------------------------    -------------------------
                     Net        Average            Net        Average
                     Earnings   Shares    EPS      Earnings   Shares   EPS
                     --------   -------   -----    --------   -------  -----
Basic                $264,600   617,335   $0.43    $461,200   618,957  $0.75

Effect of zero coupon
  subordinated notes      403     2,410                 879     2,556

Effect of stock
  options                   -    10,492                   -     9,988
                     --------   -------            --------   -------

Diluted              $265,003   630,237   $0.42    $462,079   631,501  $0.73
                     ========   =======   =====    ========   =======  ======

Note 3.    Other Income, net


                                 Three months ended     Six months ended
                                    December 31,          December 31,
                                   2002       2001       2002      2001
                                   ----       ----       ----      ----
Interest income on corporate
  funds                         $(34,348)   $(24,280)  $(74,052) $(57,825)
Interest expense                   7,478       6,351     15,454    13,368
Realized gains on available-
  for-sale securities             (9,689)     (3,236)   (16,592)   (7,316)
Realized losses on available-
  for-sale securities              1,304         776      2,217       862
                                --------    --------   --------  --------

Total other income, net         $(35,255)   $(20,389)  $(72,973) $(50,911)
                                ========    ========   ========  ========

Proceeds from the sale of available-for-sale securities were $1.1 billion and $0.5 billion for the three months ended December 31, 2002 and 2001, respectively, and $2.1 billion and $1.1 billion for the six months ended December 31, 2002 and 2001, respectively.


Note 4.   Comprehensive Income

                                 Three months ended      Six months ended
                                    December 31,           December 31,
                                   2002      2001         2002     2001
                                   ----      ----         ----     ----
Net earnings                     $261,690   $264,600    $472,090  $461,200
Other comprehensive income:
Foreign currency translation
 adjustment                        30,723      9,016      39,673    47,418
Unrealized gains(losses) on
 available-for-sale securities,
 net                               (5,337)   (41,442)     96,368    34,942
                                 --------   --------    --------  --------
Total comprehensive income       $287,076   $232,174    $608,131  $543,560
                                 ========   ========    ========  ========


Note 5.    Interim Financial Data by Segment

Employer Services, Brokerage Services and Dealer Services are the Company's largest business units. ADP evaluates performance of its business units based on recurring operating results before interest on corporate funds, foreign currency gains and losses and income taxes. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility. Prior year's business unit revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2003 budgeted foreign exchange rates. "Other" consists primarily of Claims Services, miscellaneous processing services and corporate. Reconciling items for revenues and earnings before income taxes include foreign exchange differences between the actual foreign exchange rates and the 2003 budgeted foreign exchange rates and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%. The business unit results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

Business Segment Results:

(In millions)                                 Revenues
                            ------------------------------------------
                             Three Months Ended       Six Months Ended
                                December 31,            December 31,
                            ------------------       -----------------
                              2002        2001         2002       2001
                            ------      ------       ------     ------
     Employer Services      $1,063      $1,025       $2,072     $1,996
     Brokerage Services        315         365          669        725
     Dealer Services           195         174          385        349
     Other                     127         123          232        225
      Reconciling items
        Foreign exchange        17           2           33          4
        Client fund interest   (34)         (8)         (61)       (10)
                            ------      ------       ------     ------
     Total revenues         $1,683      $1,681       $3,330     $3,289
                            ======      ======       ======     ======



(In millions)                     Earnings Before Income Taxes
                            ------------------------------------------
                             Three Months Ended       Six Months Ended
                                 December 31,           December 31,
                            -------------------      -----------------
                              2002        2001         2002      2001
                            ------      ------       ------     -----
     Employer Services      $  296      $  274       $  536     $ 489
     Brokerage Services         33          63           89       130
     Dealer Services            34          30           63        57
     Other                      63          43           77        29
      Reconciling items
        Foreign exchange         1           -            2         -
        Client fund interest   (34)         (8)         (61)      (10)
        Cost of capital
         charge                 30          28           58        55
                            ------      ------       ------     -----
     Total earnings before
       income taxes         $  423      $  430       $  764     $ 750
                            ======      ======       ======     =====

Note 6: Corporate Investments and Funds Held for Clients

                               December 31, 2002           June 30, 2002
                               Cost     Fair Value        Cost     Fair Value
                           ----------   ----------   -----------  -----------
Money market securities
 and other cash
 equivalents:
  Corporate investments   $   971,482  $   971,482   $   798,810  $   798,810
  Funds held for clients    3,951,646    3,951,646     3,319,646    3,319,646
                          -----------   ----------   -----------  -----------

Total money market
 securities and other
 cash equivalents           4,923,128    4,923,128     4,118,456    4,118,456
                          -----------  -----------   -----------  -----------

Available-for-sale
  securities:
  Corporate investments     1,441,446    1,490,425     1,916,896    1,950,773
  Funds held for clients    7,809,259    8,129,673     7,730,724    7,905,625
                          -----------  -----------   -----------  -----------

Total available-for-sale
  securities                9,250,705    9,620,098     9,647,620    9,856,398
                          -----------  -----------   -----------  -----------

Total corporate investments
 and funds held for
 clients                  $14,173,833  $14,543,226   $13,766,076  $13,974,854
                          ===========  ===========   ===========  ===========

All of the Company's marketable securities are considered to be "available-for-sale" at December 31, 2002 and June 30, 2002 and accordingly are carried on the Consolidated Balance Sheets at fair value.


Note 7. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2002 are as follows:

                     Employer   Brokerage  Dealer
                     Services   Services   Services   Other      Total
                     --------   --------   --------  --------  ----------

Balance as of
 June 30, 2002       $751,451   $348,960   $182,642  $ 92,601  $1,375,654

Additions              16,223      6,177     17,735     9,680      49,815

Cumulative
 translation
  adjustments          15,570        336        269     2,971      19,146
                     --------   --------   --------  --------  ----------
Balance as of
 December 31, 2002   $783,244   $355,473   $200,646  $105,252  $1,444,615
                     ========   ========   ========  ========  ==========

Components of intangible assets are as follows:

                                    December 31,           June 30,
                                        2002                 2002
                                    ----------           ----------
Intangible assets:
 Software licenses                  $  498,716           $  462,474
 Customer contracts and lists          387,556              360,268
 Other intangibles                     410,129              398,495
                                    ----------           ----------
                                     1,296,401            1,221,237
Less accumulated amortization         (787,101)            (719,693)
                                    ----------           ----------
Intangible assets, net              $  509,300           $  501,544
                                    ==========           ==========


Other intangible assets consist primarily of purchased rights, covenants and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and as such are subject to amortization. The weighted-average remaining useful life of the intangible assets is 11 years (2 years for software licenses, 17 years for customer contracts and lists and 14 years for other). Amortization of intangibles totaled $27.4 million and $27.6 million for the three months ended December 31, 2002 and 2001, respectively, and totaled $54.7 million and $54.0 million for the six months ended December 31, 2002 and 2001, respectively. Estimated amortization expense of our existing intangible assets over the remaining six months of fiscal 2003 and the succeeding five fiscal years is as follows:

                                   Amount
                                   ------
     2003                        $ 56,214
     2004                          86,035
     2005                          53,046
     2006                          30,658
     2007                          25,145
     2008                          20,071

Note 8.  Short-term Financing

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


In April 2002, the Company initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at the Company's discretion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. For the three and six-month periods ended December 31, 2002, the Company had average borrowings of $1.3 billion, at an effective weighted average interest rate of 1.5% and 1.6%, respectively. There was no commercial paper outstanding at December 31, 2002.

Note 9.  Commitments and Contingencies

In the normal course of business, the Company enters into contracts in which it makes representations and warranties that guarantee the performance of ADP's products and counter-party risk as well as other indemnifications entered into in the normal course of business. Historically, there have been no material losses related to such guarantees.

Note 10.  Subsequent Event

On January 5, 2003, the Company entered into a definitive agreement to acquire all of the outstanding shares of ProBusiness Services, Inc. (ProBusiness) for $17.00 per common share. The transaction will be consummated in cash and is valued at approximately $500 million. The transaction is subject to ProBusiness shareholder approval and regulatory review.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATION
--------------------

Critical Accounting Policies

The Company's Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company's estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to the Company's results of operations or financial position are discussed below.

Revenue Recognition. The Company's revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees and Brokerage Services' trade processing fees) as well as investment income on payroll funds, tax filing funds and other Employer Services client related funds. We typically enter into agreements for a fixed fee per transaction (e.g., number of payees). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned.

The Company also recognizes revenues associated with the sale of software systems and associated software licenses. For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post customer support, revenues are recognized ratably over the software license term as objective evidence of the fair values of the individual elements in the sales arrangement does not exist. For the remainder of sales of software systems, revenues are recognized when the objective evidence of the fair values of the individual elements of a sales arrangement containing hardware, software license, implementation, conversion and post-implementation services can be objectively determined. The amounts and timing of revenue recognition are determined for each element in an arrangement.

The majority of the Company's revenues are generated from a fee for service model (e.g., fixed-fee per transaction processed) in which the Company recognizes revenue when the related services have been rendered under written price quotations or service agreements having stipulated terms and conditions which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Goodwill. We review the carrying value of all our goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows. Any significant adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our financial statements.

Income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets). Fluctuations in the actual outcome of these future tax consequences could materially impact our financial statements.


RESULTS OF OPERATIONS

Revenues and earnings per share again reached record levels during the quarter and six-month period ended December 31, 2002. Consolidated revenues for the latest quarter of approximately $1.7 billion increased 0.1% from the prior year comparable quarter. For the six-month period, revenues have increased 1.2% over the prior year six-month period. Employer Services' revenues grew at 4.0% for both the quarter and six months, and Dealer Services experienced double-digit revenue growth of 12% and 10% for the quarter and six-month period, respectively. Brokerage Services' revenues declined 14% for the quarter and declined 8.0% for the six-month period. Revenue growth for the three and six-month periods were impacted primarily by the continued weak conditions in the overall economy, lower comparable interest rates and weakness in the brokerage industry.

Operating expenses increased 1.6% and 3.1% for the three and six-month periods respectively, compared to the prior year. Operating expenses for both periods fluctuated generally with revenues, except at Brokerage Services where the percentage decrease in operating expenses was lower than the percentage decrease in revenue. For the quarter, selling, general and administrative expenses increased 2.1% over the prior year driven by the growth in Dealer Services. Selling, general, and administrative expenses were flat for the six-month period compared to the prior year reflecting both ADP's overall growth level and cost containment efforts.

Relative to prior year periods, systems development and programming costs increased 3.3% and 3.4% for the three and six-month periods as ADP continues to focus on developing and improving its products, and maintaining its existing systems. Depreciation and amortization expense increased 0.4% in the quarter and decreased 1.1% for the six-month period reflecting a curtailment of capital expenditures compared to last year.

Other income in the quarter increased by $15 million over the prior year and by $22 million for the six-month period compared to prior year due mainly to increased interest on corporate funds. An increase in the corporate fund portfolio's duration and average balance offset a decline in interest rates.

Earnings before income taxes for the quarter decreased 1.5% to $423 million from $430 million in the prior year quarter. Earnings before income taxes for the six-month period increased 1.8% to $764 million from $750 million in the prior year six-month period.

The effective income tax rate was 38.2% of earnings before income taxes in the current quarter and in the six-month period compared to 38.5% in the prior year quarter and six-month period. The decrease in the effective income tax rate was due to several factors, primarily a favorable mix in income among tax jurisdictions and the utilization of additional tax credits.

As a result of the above-mentioned items, net earnings for the quarter decreased 1.1% to $262 million from $265 million in the prior year quarter. Net earnings for the six-month period increased 2.4% to $472 million from $461 million in the prior year six-month period.

Diluted earnings per share for the quarter and six-month period, on fewer shares outstanding due to share repurchases, increased to $0.43 from $0.42, and $0.78 from $0.73, respectively.

Revenues and percentage changes in revenues by ADP's business segments for the three and six months ended December 31, 2002 and 2001 are shown below:

(In millions)                              Revenues
                            ------------------------------------------
                             Three Months Ended       Six Months Ended
                                 December 31,           December 31,
                            -------------------      -----------------
                              2002        2001         2002       2001
                            ------      ------       ------     ------

     Employer Services      $1,063      $1,025       $2,072     $1,996
     Brokerage Services        315         365          669        725
     Dealer Services           195         174          385        349
     Other                     127         123          232        225
      Reconciling items
        Foreign exchange        17           2           33          4
        Client fund interest   (34)         (8)         (61)       (10)
                            ------      ------       ------     ------
     Total revenues         $1,683      $1,681       $3,330     $3,289
                            ======      ======       ======     ======

                                   Percentage Changes in Revenues
                            -----------------------------------------
                            Three Months Ended       Six Months Ended
                                December 31,            December 31,
                            ------------------       ----------------
                             2002       2001         2002       2001
                            -----       ----         ----       ----

     Employer Services         4%          5%           4%         7%
     Brokerage Services      (14)         (1)          (8)         -
     Dealer Services          12           3           10          4
     Other                     3          19            3         11
     Total revenues            0%          3%           1%         4%

Earnings before income taxes and the corresponding percentage changes by ADP business segments for the three and six months ended December 31, 2002 and 2001 are shown below:

(In millions)                      Earnings Before Income Taxes
                            ------------------------------------------
                             Three Months Ended       Six Months Ended
                                December 31,            December 31,
                            -------------------      -----------------
                              2002        2001         2002       2001
                            ------      ------       ------     ------
     Employer Services      $  296      $  274       $  536     $  489
     Brokerage Services         33          63           89        130
     Dealer Services            34          30           63         57
     Other                      63          43           77         29
      Reconciling items
        Foreign exchange         1           -            2          -
        Client fund interest   (34)         (8)         (61)       (10)
        Cost of capital
           charge               30          28           58         55
                            ------      ------       ------     ------
     Total earnings before
       income taxes         $  423      $  430       $  764     $  750
                            ======      ======       ======     ======

                                     Percentage Changes in
                                   Earnings Before Income Taxes
                            -----------------------------------------
                            Three Months Ended       Six Months Ended
                                December 31,           December 31,
                            ------------------       ----------------
                             2002       2001          2002      2001
                            -----       ----         -----      ----

     Employer Services          8%        22%          10%        22%
     Brokerage Services       (48)         3          (32)         3
     Dealer Services           12         11           11         11
     Other                     46        (26)         164        (26)
      Total earnings before
       income taxes            (2)%       11%          2%         11%

Revenue growth in Employer Services was 4.0% for both the quarter and six-month periods as compared to the prior year. Although impacted by the continued weak economy, revenues increased primarily from new business and an improvement of better than 1 percentage point in client retention for the quarter relative to the prior year quarter. For the six-month period, client retention increased approximately 1 percentage point compared to last year. The international segment experienced a decline in revenues of 3.7% for the quarter and 1.6% for the six-month period. New business sales declined 2.0% in the quarter, but have increased 1.0% for the six-month period. Earnings before income taxes increased by 8.0% for the quarter and 10% for the six-month period as a result of increased revenue and continued cost containment.

Relative to prior year, Brokerage Services' revenues declined by 14% for the quarter and 8.0% for the six-month period. Continued industry consolidations, lower retail trading volume and reduced discretionary spending in the financial services industry impacted Brokerage Services' results. In addition, the number of mailings and the postage per mailing declined. Earnings before income taxes in our Brokerage segment declined 48% in the quarter and 32% for the six-month period. There was a more significant decline in Earnings before income taxes in Brokerage Services' Investor Communications and Processing Services Divisions in the three-months ended December 31, 2002 than in the three months ended September 30, 2002.

Dealer Services' revenue growth was 12% in the quarter over the prior year and 10% for the six-month period. Growth for both periods has been generated by acquisitions, strong client retention, and increased revenues in the traditional core business as well as from new businesses, primarily Application Service Provider (ASP) managed services, Networking and Computer Vehicle Registration. Sales of our Customer Relationship Management Systems continue to be strong. Earnings before income taxes for the quarter grew by 12% relative to the prior year and by 11% for the six-month period.

The prior year's business unit revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2003 budgeted foreign exchange rates. "Other" consists primarily of Claims Services, miscellaneous processing services and corporate.

Reconciling items for revenues and earnings before income taxes include foreign exchange differences between the actual and the fiscal year 2003 budgeted foreign exchange rates and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%.

The business unit results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

In fiscal 2003, ADP is forecasting another record year of both revenue and diluted earnings per share growth in the low single-digits over fiscal 2002 full year results.


FINANCIAL CONDITION

The Company's financial condition and balance sheet remain strong. At December 31, 2002, the Company had cash and marketable securities of $2.5 billion. Shareholders' equity was approximately $5.0 billion and the ratio of long-term debt to equity was approximately 2%.

Capital expenditures for fiscal year 2003 are expected to approximate $160 million compared to $146 million in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations were $616.4 million for the six months ended December 31, 2002 compared to $712.3 million for the six months ended December 31, 2001. The decrease in cash provided from operations was primarily attributable to the discretionary funding of employee benefit plans, offset in part by the increase in net earnings.

Cash flows provided by investing activities totaled $353.2 million for the six-month period ended December 31, 2002 primarily as a result of the net change in client funds obligations, partially offset by the net purchases of marketable securities, acquisitions of businesses and capital expenditures during the period.

Cash flows used in financing activities during the six-month period ended December 31, 2002 totaled $796.9 million. The Company purchased approximately
20.5 million shares of common stock at an average price per share of approximately $35 during the period. On November 12, 2002, the Board of Directors authorized the purchase of an additional 35 million shares of common stock and as of December 31, 2002, the Company has remaining Board of Directors authorization to purchase up to 50.4 million additional shares.

During the six month period ended December 31, 2002, approximately fifteen percent of the Company's overall investment portfolio was invested in cash and cash equivalents, which are impacted almost immediately by changes in short-term interest rates. The other eighty-five percent of the Company's investment portfolio was invested in fixed-income securities, with varying maturities up to ten years, which are also subject to interest rate risk, including reinvestment risk. The Company has historically had the ability to hold these investments until maturity and therefore, fluctuations in interest rates have not had an adverse impact on income or cash flows.

Details regarding the Company's combined corporate investments and funds held for clients portfolios are as follows:

                                Three months ended        Six months ended
                                    December 31,             December 31,
                                -------------------    --------------------
(In millions)                      2002        2001        2002        2001
                                   ----        ----        ----        ----
Average investment balances
 at cost:
  Corporate investments        $ 3,465.5   $ 3,073.4   $ 3,596.4  $ 3,033.7
  Funds held for clients         7,997.3     7,807.7     7,813.3    7,710.7
                               ---------   ---------   ---------  ---------

  Total                        $11,462.8   $10,881.1   $11,409.7  $10,744.4
                               =========   =========   =========  =========


Average interest rates earned
 exclusive of realized gains
 (losses) for the total
 combined corporate investments
 and funds held for clients'
 portfolios (pre-tax)               4.2%        5.1%        4.4%       5.3%

Realized gains on available-
  for-sale securities          $     9.7    $    3.2    $   16.6   $    7.3
Realized losses on available-
  for-sale securities               (1.3)       (0.7)       (2.2)      (0.8)
                               ---------    --------    --------   --------

Net realized gains             $     8.4    $    2.5    $   14.4   $    6.5
                               =========    ========    ========   ========

                                               December 31,      June 30,
                                                 2002             2002
                                             ------------      -----------
Unrealized pre-tax gains on available-for-
 sale securities                               $   369.4        $   208.8
Total available-for-sale securities            $ 9,620.1        $ 9,856.4

The earnings impact of future interest rate changes is based on many factors, which influence the return on the Company's portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. This mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of 25 basis points applied to the average projected investment balances for fiscal 2003 would result in approximately a $9 million impact to earnings before income taxes over the twelve-month period.

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

In April 2002, the Company initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at any given time. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. For the three and six- month periods ended December 31, 2002, the Company had average borrowings of $1.3 billion at an effective weighted average interest rate of 1.5% and 1.6%, respectively. There was no commercial paper outstanding at December 31, 2002.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"(SFAS 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will provide the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the face value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in note 9 to the consolidated financial statements included herein.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146), which nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of the recognition of future exit and disposal costs.

RECENT DEVELOPMENT

On January 5, 2003, the Company entered into a definitive agreement to acquire all of the outstanding shares of ProBusiness Services, Inc. (ProBusiness) for $17.00 per common share. The transaction will be consummated in cash and is valued at approximately $500 million. The transaction is subject to ProBusiness shareholder approval and regulatory review.

OTHER MATTERS

This report contains "forward-looking statements" based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ from those expressed. Factors that could cause differences include, but are not limited to: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes and employee benefits; overall economic trends, including interest rate and foreign currency trends; stock market activity; auto sales and related industry changes; employment levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of this evaluation.


PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of the Shareholders was held on November 12, 2002. There were present at the meeting, either in person or by proxy, holders of 518,452,424 common shareholders. The following members were elected to the Company's Board of Directors to hold office for the ensuing year. The votes cast for each director were as follows:

Nominee                  For             Withheld
-------                  ---             --------
Gregory D. Brenneman     511,680,600    6,771,824
Gary C. Butler           511,735,116    6,717,308
Joseph A. Califano, Jr.  490,849,980   27,602,444
Leon G. Cooperman        493,355,979   25,096,445
George H. Heilmeier      511,815,914    6,636,510
Ann Dibble Jordan        492,986,928   25,465,496
Harvey M. Krueger        509,396,025    9,056,399
Frederic V. Malek        511,314,820    7,137,604
Henry Taub               511,624,423    6,828,001
Laurence A. Tisch        511,241,695    7,210,729
Arthur F. Weinbach       509,554,957    8,897,467
Josh S. Weston           511,533,317    6,919,107

The results of the voting on the additional items indicated below was as follows:

(a) To ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the fiscal year begun on July 1, 2002. The votes of the shareholders on this ratification were as follows:


        For              Against         Abstained      Broker
        -----------      ----------      ---------      ------
        478,824,228      35,997,959      3,618,062      12,175


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibit Number                         Exhibit
      -------------                          -------

        99.1         Certification by Arthur F. Weinbach pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2         Certification by Karen E. Dykstra pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

        None.

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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                    (Registrant)

Date: January 31, 2003         /s/ Karen E. Dykstra
                              -----------------------
                                   Karen E. Dykstra

                             Chief Financial Officer
                             ------------------------
                                     (Title)

                                 CERTIFICATIONS

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

Date:  January 31, 2003

/s/  Arthur F. Weinbach
------------------------
Arthur F. Weinbach
Chief Executive Officer

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

Date:  January 31, 2003

/s/  Karen E. Dykstra
-----------------------
Karen E. Dykstra
Chief Financial Officer