Form 10-Q
period 2003-03-31
AUTOMATIC DATA PROCESSING INC
filed 2003-05-02
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2003    Commission File Number 1-5397
                  ----------------                         --------



                       Automatic Data Processing, Inc.
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



 Delaware                                                 22-1467904
-----------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
-----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
                                                   --------------------

                              No change
-----------------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report.



Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the commission and (2) has been subject to the filing requirements for at least the past 90 days.

                    X              Yes                               No
----------------------------------     ----------------------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended).

                    X              Yes                               No
----------------------------------     ----------------------------

As of March 31, 2003 there were 598,029,348 common shares outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Nine Months Ended
                                      March 31,              March 31,
                              ---------------------  ----------------------
REVENUES:                           2003       2002        2003        2002
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for clients
 and PEO revenues             $1,704,454 $1,691,261  $4,691,274  $4,633,659

Interest on funds held for
 clients                          99,108    107,880     276,735     331,140

PEO revenues (A)                 102,216     70,895     267,449     194,148
                              ---------- ----------  ----------  ----------

TOTAL REVENUES                 1,905,778  1,870,036   5,235,458   5,158,947
                              ---------- ----------  ----------  ----------

EXPENSES:
Operating expenses               796,580    772,492   2,207,764   2,140,814

Selling, general, and
 administrative expenses         412,793    369,217   1,262,751   1,219,336

Systems development and
 programming costs               123,401    116,387     364,679     349,756

Depreciation and amortization     67,503     73,203     203,886     211,115

Other income, net                (27,499)   (33,113)   (100,472)    (84,024)
                              ---------- ----------  ----------  ----------

TOTAL EXPENSES                 1,372,778  1,298,186   3,938,608   3,836,997
                              ---------- ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES     533,000    571,850   1,296,850   1,321,950

Provision for income taxes       203,610    219,590     495,370     508,490
                              ---------- ----------  ----------  ----------

NET EARNINGS                  $  329,390 $  352,260  $  801,480  $  813,460
                              ========== ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $     0.55 $     0.57  $     1.33  $     1.31
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $     0.54 $     0.56  $     1.32  $     1.29
                              ========== ==========  ==========  ==========

Basic average shares
 outstanding                     600,217    620,118     601,737     619,344
                              ========== ==========  ==========  ==========

Diluted average shares
 outstanding                     605,340    632,307     607,911     631,706
                              ========== ==========  ==========  ==========

Dividends per common share    $   0.1200 $   0.1150  $   0.3550  $   0.3325
                              ========== ==========  ==========  ==========

(A) Net of pass-through costs of $904,391 and $676,409 for the three months ended March 31, 2003 and 2002, respectively, and $2,541,258 and $1,922,810 for the nine months ended March 31, 2003 and 2002, respectively.
               See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                (Unaudited)
                                                  March 31,     June 30,
Assets                                             2003            2002
------                                         -----------    -----------
Current assets:
  Cash and cash equivalents                    $ 1,188,660    $   798,810
  Short-term marketable securities                 933,670        677,005
  Accounts receivable, net                       1,022,367      1,045,170
  Other current assets                             348,869        296,272
                                               -----------    -----------
    Total current assets                         3,493,566      2,817,257

Long-term marketable securities                    601,872      1,273,768
Long-term receivables                              176,751        192,769
Property, plant and equipment, net                 561,644        596,451
Other assets                                       523,194        293,808
Goodwill                                         1,511,423      1,375,654
Intangible assets, net                             528,425        501,544
                                               -----------    -----------
  Total assets before funds held for clients     7,396,875      7,051,251
Funds held for clients                          12,932,524     11,225,271
                                               -----------    -----------
Total assets                                   $20,329,399    $18,276,522
                                               ===========    ===========


Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                             $   148,663    $   148,694
  Accrued expenses and other liabilities         1,165,452      1,035,389
  Income taxes payable                             195,925        227,019
                                               -----------    -----------
   Total current liabilities                     1,510,040      1,411,102

Long-term debt                                      81,930         90,648
Other liabilities                                  237,142        233,671
Deferred income taxes                              332,798        237,633
Deferred revenue                                   334,890        138,893
                                               -----------    -----------
  Total liabilities before client funds
    obligations                                  2,496,800      2,111,947
Client funds obligations                        12,604,743     11,050,370
                                               -----------    -----------
  Total liabilities                             15,101,543     13,162,317

Shareholders' equity:
  Common stock, par value $0.10 per share:
   authorized 1,000,000 shares; issued 638,702
   shares, respectively                             63,870         63,870
  Capital in excess of par value                   220,397        333,371
  Retained earnings                              6,565,569      5,977,318
  Treasury stock, at cost: 40,673 and 22,385
   shares, respectively                         (1,678,217)    (1,142,041)
  Accumulated other comprehensive income (loss)     56,237       (118,313)
                                               -----------    -----------
    Total shareholders' equity                   5,227,856      5,114,205
                                               -----------    -----------
Total liabilities and shareholders' equity     $20,329,399    $18,276,522
                                               ===========    ===========



               See notes to the consolidated financial statements.

              AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                                          March 31,
                                                       2003        2002
                                                  ----------   ----------
Cash Flows From Operating Activities
------------------------------------

Net earnings                                      $  801,480   $  813,460

Adjustments to reconcile net earnings to net cash flows provided by operating activities:

  Expenses not requiring outlay of cash              276,464      247,280

  Changes in operating net assets                     88,448      124,188
                                                  ----------   ----------

 Net cash flows provided by operating activities   1,166,392    1,184,928
                                                  ----------   ----------

Cash Flows From Investing Activities
------------------------------------
Purchases of marketable securities                (2,828,261)  (4,410,232)
Proceeds from sale of marketable securities        3,012,380    3,017,654
Net (purchases of) proceeds from client fund
 money market securities                          (1,310,516)      40,128
Net change in client funds obligations             1,554,373    1,038,602
Capital expenditures                                 (85,164)    (100,328)
Additions to intangibles                             (64,916)     (78,538)
Acquisitions of businesses, net of cash acquired     (99,759)    (148,260)
Other                                                  4,394       12,677
                                                  ----------   ----------

 Net cash flows provided by (used in)
  investing activities                               182,531     (628,297)
                                                  ----------   ----------

Cash Flows From Financing Activities
------------------------------------

Proceeds from short-term borrowings                      864          264
Payments of debt                                      (1,254)      (3,764)
Proceeds from stock purchase plan and exercises
 of stock options                                     71,649      206,038
Repurchases of common stock                         (817,104)    (624,704)
Dividends paid                                      (213,228)    (205,855)
                                                  ----------   ----------

 Net cash flows used in financing activities        (959,073)    (628,021)
                                                  ----------   ----------

Net change in cash and cash equivalents              389,850      (71,390)

Cash and cash equivalents, beginning of period       798,810    1,275,356
                                                  ----------   ----------
Cash and cash equivalents, end of period          $1,188,660   $1,203,966
                                                  ==========   ==========



              See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    (Unless otherwise noted, amounts in thousands, except per share amounts)
                                   (Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (ADP or the Company) as of and for the year ended June 30, 2002. The results of operations for the three and nine months ended March 31, 2003 may not be indicative of the results to be expected for the year ending June 30, 2003.


Note 2. Significant Accounting Policies (Supplemental to the Notes to the Consolidated Financial Statements as of and for the year ended June 30, 2002)

A. Revenue Recognition. A majority of the Company's revenues are attributable to fees for providing services (e.g., Employer Services' payroll processing fees and Brokerage Services' trade processing fees) as well as investment income on payroll funds, tax filing funds and other Employer Services client related funds. The Company typically enters into agreements for a fixed fee per transaction (e.g., number of payees). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned.

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

B. Internal Use Software. The Company capitalizes certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company's policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, ADP also capitalizes certain payroll and payroll related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities. Capitalized costs related to computer software developed or obtained for internal use are amortized over a three-year period on a straight-line basis.

C. Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes certain costs of computer software to be sold, leased or otherwise marketed in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company's policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires considerable judgment by management and in many instances is only attained a short time prior to the general release of the software. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized over a three-year period on a straight-line basis. Maintenance related costs are expensed as incurred.

D. Fair Value Accounting for Stock Plans. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"(SFAS No. 148) which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires disclosures in annual and interim financial statements of the effects of stock-based compensation as reflected below.

The Company continues to account for its stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation expense related to the Company's stock option and stock purchase plans is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                    Three Months Ended    Nine Months Ended
                                          March 31,            March 31,
                                      2003      2002        2003      2002
                                    --------  --------    --------  --------
Net earnings, as reported           $329,390  $352,260    $801,480  $813,460
Deduct: Total stock-based employee
  compensation expense determined
  using the fair value based method
  for all awards, net of related
  tax effects                        (28,851)  (27,037)    (93,722)  (89,473)
                                    --------  --------    --------  --------

Pro forma net earnings              $300,539  $325,223    $707,758  $723,987
                                    ========  ========    ========  ========

Earnings per share:
  Basic - as reported                  $0.55     $0.57       $1.33     $1.31
                                       =====     =====       =====     =====
  Basic - pro forma                    $0.50     $0.52       $1.18     $1.17
                                       =====     =====       =====     =====

  Diluted - as reported                $0.54     $0.56       $1.32     $1.29
                                       =====     =====       =====     =====
  Diluted - pro forma                  $0.50     $0.51       $1.17     $1.15


E. Changes in Accounting Policies

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 10. There have been no material commitments and contingencies requiring recognition in the Consolidated Financial Statements since December 31, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective and are being applied to all exit or disposal activities initiated since December 31, 2002. These provisions affect the timing of the recognition of the Company's exit and disposal costs.

F. New Accounting Pronouncements

In March 2003, the EITF published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, accordingly, the Company will adopt EITF 00-21 on July 1, 2003. The Company does not expect EITF 00-21 to have a material impact on the Consolidated Financial Statements.

Note 3.    Earnings Per Share (EPS)

                               For the periods ended March 31, 2003
                      ----------------------------------------------------
                          Three Months Ended          Nine Months Ended
                      ------------------------    ------------------------
                      Net       Average           Net       Average
                      Earnings  Shares    EPS     Earnings  Shares   EPS
                      --------  ------    ---     --------  ------   ---
Basic                 $329,390  600,217  $0.55    $801,480  601,737  $1.33

Effect of zero coupon
 subordinated notes        293    1,639                908    1,718

Effect of stock
 options                     -    3,484                  -    4,456
                      --------  -------           --------  -------

Diluted               $329,683  605,340  $0.54    $802,388  607,911  $1.32
                      ========  =======  =====    ========  =======  =====

                              For the periods ended March 31, 2002
                      -----------------------------------------------------
                         Three Months Ended         Nine Months Ended
                      -------------------------   -------------------------
                      Net       Average           Net        Average
                      Earnings  Shares    EPS     Earnings   Shares   EPS
                      --------  -------   ---     --------   ------   ---

Basic                 $352,260  620,118   $0.57   $813,460   619,344  $1.31

Effect of zero coupon
 subordinated notes        373    2,204              1,253     2,438

Effect of stock
 options                     -    9,985                  -     9,924
                      --------  -------           --------   -------

Diluted               $352,633  632,307   $0.56   $814,713   631,706  $1.29
                      ========  =======   =====   ========   =======  =====


Note 4.    Other Income, net

                                 Three Months Ended     Nine Months Ended
                                      March 31,              March 31,
                                --------------------  -------------------
                                   2003        2002       2003      2002
                                   ----        ----       ----      ----
Interest income on corporate
  funds                         $(21,529)   $(26,317) $ (95,581) $(84,142)
Interest expense                   2,198       2,683     17,652    16,051
Realized gains on available-
  for-sale securities             (9,365)    (12,220)   (25,957)  (19,534)
Realized losses on available-
  for-sale securities              1,197       2,741      3,414     3,601
                                --------    --------   --------  --------

Other income, net               $(27,499)   $(33,113) $(100,472) $(84,024)
                                ========    ========  =========  ========

Proceeds from the sale of available-for-sale securities were $0.9 billion and $1.9 billion for the three months ended March 31, 2003 and 2002, respectively, and $3.0 billion for the nine months ended March 31, 2003 and 2002.

Note 5.   Comprehensive Income

                                Three Months Ended      Nine Months Ended
                                      March 31,             March 31,
                                -------------------    ------------------
                                   2003       2002        2003      2002
                                   ----       ----        ----      ----
Net earnings                    $329,390   $352,260    $801,480  $813,460
Other comprehensive income:
Foreign currency translation
 adjustments                      42,691     (8,903)     82,364    38,515
Unrealized gains(losses) on
 available-for-sale securities,
 net                              (4,182)   (75,352)     92,186   (40,410)
                                --------   --------    --------  --------
Total comprehensive income      $367,899   $268,005    $976,030  $811,565
                                ========   ========    ========  ========


Note 6.    Interim Financial Data by Segment

Employer Services, Brokerage Services and Dealer Services are the Company's largest business units. ADP evaluates performance of its business units based on operating results before interest on corporate funds, foreign currency gains and losses and income taxes. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility. Prior year's business unit revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2003 budgeted foreign exchange rates. "Other" consists primarily of Claims Services, miscellaneous processing services and corporate. Reconciling items for revenues and earnings before income taxes include foreign exchange differences between the actual foreign exchange rates and the fiscal year 2003 budgeted foreign exchange rates and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 6%. The business unit results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

Business Segment Results:

(In millions)                                 Revenues
                            -------------------------------------------
                             Three Months Ended       Nine Months Ended
                                  March 31,               March 31,
                            -------------------      ------------------
                              2003        2002         2003       2002
                            ------      ------       ------     ------

     Employer Services      $1,245      $1,173       $3,317     $3,169
     Brokerage Services        396         460        1,065      1,185
     Dealer Services           203         176          587        525
     Other                      86          94          317        319
      Reconciling items:
        Foreign exchange        34          (1)          68          3
        Client fund interest   (58)        (32)        (119)       (42)
                            ------      ------       ------     ------
     Total revenues         $1,906      $1,870       $5,235     $5,159
                            ======      ======       ======     ======

(In millions)                    Earnings Before Income Taxes
                            ------------------------------------------
                            Three Months Ended       Nine Months Ended
                                 March 31,                March 31,
                            ------------------       -----------------
                              2003        2002         2003      2002
                            ------      ------       ------    ------
     Employer Services      $  444      $  386       $  980    $  875
     Brokerage Services         44          87          133       217
     Dealer Services            35          30           98        87
     Other                      36          66          113        94
      Reconciling items:
        Foreign exchange         6          (1)           8         -
        Client fund interest   (58)        (32)        (119)      (42)
        Cost of capital
         charge                 26          36           83        91
                            ------      ------       ------    ------
     Total earnings before
       income taxes         $  533      $  572       $1,296    $1,322
                            ======      ======       ======    ======


Note 7. Corporate Investments and Funds Held for Clients

                                March 31, 2003             June 30, 2002
                          ------------------------   ------------------------
                               Cost     Fair Value        Cost     Fair Value
                          -----------  -----------   -----------  -----------
Money market securities
 and other cash
 equivalents:
  Corporate investments   $ 1,188,660  $ 1,188,660   $   798,810  $   798,810
  Funds held for clients    4,543,821    4,543,821     3,319,646    3,319,646
                          -----------   ----------   -----------  -----------

Total money market
 securities and other
 cash equivalents           5,732,481    5,732,481     4,118,456    4,118,456
                          -----------  -----------   -----------  -----------

Available-for-sale
  securities:
  Corporate investments     1,510,460    1,535,542     1,916,896    1,950,773
  Funds held for clients    8,061,922    8,388,703     7,730,724    7,905,625
                          -----------  -----------   -----------  -----------

Total available-for-sale
  securities                9,572,382    9,924,245     9,647,620    9,856,398
                          -----------  -----------   -----------  -----------

Total corporate investments
 and funds held for
 clients                  $15,304,863  $15,656,726   $13,766,076  $13,974,854
                          ===========  ===========   ===========  ===========

All of the Company's marketable securities are considered to be "available-for-sale" at March 31, 2003 and June 30, 2002 and accordingly, are carried on the Consolidated Balance Sheets at fair value.

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2003 are as follows:

                     Employer   Brokerage  Dealer
                     Services   Services   Services   Other      Total
                     --------   --------   --------  ------      -----
Balance as of
 June 30, 2002       $751,451   $348,960   $182,642  $ 92,601  $1,375,654

Additions              57,785      6,054     27,897     5,514      97,250

Cumulative
 translation
  adjustments          32,250        302        449     5,518      38,519
                     --------   --------   --------  --------  ----------
Balance as of
 March 31, 2003      $841,486   $355,316   $210,988  $103,633  $1,511,423
                     ========   ========   ========  ========  ==========

Components of intangible assets are as follows:

                                     March 31,             June 30,
                                        2003                 2002
                                    ----------           ----------
Intangible assets:
 Software licenses                  $  513,320           $  462,474
 Customer contracts and lists          439,318              384,785
 Other intangibles                     392,102              373,978
                                    ----------           ----------
                                     1,344,740            1,221,237
Less accumulated amortization         (816,315)            (719,693)
                                    ----------           ----------
Intangible assets, net              $  528,425           $  501,544
                                    ==========           ==========


Other intangible assets consist primarily of purchased rights, covenants and patents (acquired directly or through acquisitions). All of the intangible assets have finite lives and as such are subject to amortization. The weighted-average remaining useful life of the intangible assets is 12 years (2 years for software licenses, 17 years for customer contracts and lists and 14 years for other). Amortization of intangibles totaled $28.1 million and $33.3 million for the three months ended March 31, 2003 and 2002, respectively, and $82.8 million and $87.4 million for the nine months ended March 31, 2003 and 2002, respectively. Estimated amortization expense of the Company's existing intangible assets over the remaining three months of fiscal 2003 and the succeeding five fiscal years is as follows:

                                   Amount
                                   ------
     2003                        $ 30,406
     2004                          97,445
     2005                          59,335
     2006                          34,969
     2007                          27,883
     2008                          22,040

Note 9.  Short-term Financing

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


In April 2002, the Company initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at the Company's discretion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. For the three and nine month periods ended March 31, 2003, the Company had average borrowings of $266.1 million and $941.1 million, respectively, at an effective weighted average interest rate of 1.3% and 1.6%, respectively. The weighted average maturity of the Company's commercial paper during the nine months ended March 31, 2003 was less than two days. There was no commercial paper outstanding at March 31, 2003.

Note 10.  Commitments and Contingencies

In the normal course of business, the Company enters into contracts in which it makes representations and warranties that guarantee the performance of the Company's products and counter-party risk as well as other indemnifications entered into in the normal course of business. Historically, there have been no material losses related to such guarantees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below.

Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees and Brokerage Services' trade processing fees) as well as investment income on payroll funds, tax filing funds and other Employer Services client related funds. We typically enter into agreements for a fixed fee per transaction (e.g., number of payees). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned.

We also recognize revenues associated with the sale of software systems and associated software licenses. For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post customer support, revenues are recognized ratably over the software license term as objective evidence of the fair values of the individual elements in the sales arrangement does not exist. For the remainder of sales of software systems, revenues are recognized when the objective evidence of the fair values of the individual elements of a sales arrangement containing hardware, software license, implementation, conversion and post-implementation services can be objectively determined. The amounts and timing of revenue recognition are determined for each element in an arrangement.

The majority of our revenues are generated from a fee for service model (e.g., fixed-fee per transaction processed) in which revenue is recognized when the related services have been rendered under written price quotations or service agreements having stipulated terms and conditions which do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

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

Income taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets). Fluctuations in the actual outcome of these future tax consequences could materially impact our financial statements.

RESULTS OF OPERATIONS
(TABULAR DOLLARS ARE PRESENTED IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

ANALYSIS OF CONSOLIDATED OPERATIONS

                             Three Months Ended        Nine Months Ended
                                  March 31,                March 31,
                         -----------------------   ------------------------
                           2003     2002  Change    2003      2002   Change
                           ----     ----  ------    ----      ----   ------

Total revenues           $1,906   $1,870    2%     $5,235   $5,159      1%
                         -----------------------   -----------------------

Total expenses           $1,373   $1,298    6%     $3,939   $3,837      3%
                         -----------------------   -----------------------

Earnings before income
 taxes                   $  533   $  572   (7%)    $1,296   $1,322     (2%)
Margin                     28.0%    30.6%            24.8%    25.6%
                         -----------------------   -----------------------

Provision for income
 taxes                   $  204   $  220   (7%)    $  495   $  509     (3%)
Effective tax rate         38.2%    38.4%            38.2%    38.5%
                         -----------------------   -----------------------

Net earnings             $  329   $  352   (6%)    $  801   $  813     (1%)
Net earnings per
 share - diluted         $ 0.54   $ 0.56   (4%)    $ 1.32   $ 1.29      2%
                         -----------------------   -----------------------

Our consolidated revenues for the quarter increased 2% to $1.9 billion, primarily due to an increase in Employer Services of 6% to $1.2 billion and a double-digit increase at Dealer Services of 15% to $203 million. These increases were offset by a decrease in our Brokerage Services business of 14%, or $64 million, and a decrease in interest income from funds held for clients of approximately 8%, or $9 million. Interest income decreased due to lower interest yields, despite higher average client balances during the period. Our revenue growth continues to be impacted primarily by continued weak economic conditions impacting our Employer Services business, weakness in the financial services industry, including low trading volumes and decreased corporate activity, and lower interest rates.

Year-to-date consolidated revenues increased 1% to $5.2 billion primarily due to increases in Employer Services of 5% to $3.3 billion and Dealer Services of 12% to $587 million. Brokerage Services' revenues were down 10% to $1.1 billion for the year-to-date period and interest income from funds held for clients have decreased $54 million, or 16%, compared to the prior year.

Earnings before income taxes for the quarter decreased by 7% to $533 million as total expenses grew at a faster rate than revenues. Selling, general and administrative expenses increased 12% or $44 million, primarily driven by the growth in Employer Services and Dealer Services. There were also restructuring charges of approximately $10 million in the quarter primarily relating to severance activity. Operating expenses generally increased with revenues for the quarter, except at Brokerage Services where the decrease in revenues was greater than the decrease in operating expenses. Other income was lower primarily due to a decrease in interest income on corporate funds of 18% to $21.5 million. Slight increases in systems development and programming costs were offset by lower depreciation and amortization.

Year-to-date earnings before income taxes decreased 2% to $1.3 billion as total expenses grew 3% while total revenues grew 1%. Increases in operating and selling, general and administrative expenses of $67 million, or 3%, and $43 million, or 4%, respectively, were generally driven by revenue growth in Employer Services and Dealer Services. The percentage decrease in operating and selling, general and administrative expenses at Brokerage Services was lower than the significant percentage decrease in revenue. Systems development and programming costs increased approximately $15 million, or 4%, as we continue to focus on enhancing our products and services and maintaining our existing technologies. Other income for the year increased $16 million, or 20%, from last year primarily due to increased income on corporate funds attributable to an increase in the balances of the corporate fund portfolios, offset by a decline in interest yield.

For the quarter and year-to-date, the effective income tax rate decreased 0.2% and 0.3%, respectively, to 38.2%, primarily due to a favorable mix in income among tax jurisdictions.

Net earnings for the quarter decreased 6% to $329 million from $352 million and the related diluted earnings per share decreased 4% to $0.54 per share from $0.56 per share. The decrease in net earnings primarily reflects the decrease in earnings before income taxes slightly offset by a lower effective tax rate. The decrease in diluted earnings per share reflects the decrease in net earnings, partially offset by fewer shares outstanding due to share repurchases during the year.

Year-to-date net earnings decreased 1% to $801 million from $813 million while the related diluted earnings per share increased 2% to $1.32 per share from $1.29 per share. The decrease in net earnings primarily reflects the decrease in earnings before income taxes slightly offset by a lower effective tax rate. The increase in diluted earnings per share is a result of fewer shares outstanding due to share repurchases offset by the decrease in net income.

ANALYSIS OF BUSINESS SEGMENTS

REVENUES
                          Three Months Ended          Nine Months Ended
                               March 31,                  March 31,
                        -----------------------    -----------------------
                          2003      2002 Change      2003      2002 Change
                          ----      ---- ------      ----      ---- ------

Employer Services       $1,245    $1,173    6%     $3,317    $3,169    5%
Brokerage Services         396       460  (14%)     1,065     1,185  (10%)
Dealer Services            203       176   15%        587       525   12%
Other                       86        94   (9%)       317       319   (1%)
Reconciling items:
 Foreign exchange           34        (1)              68         3
 Client fund interest      (58)      (32)            (119)      (42)
                        ------    ------           ------     -----
Total revenues          $1,906    $1,870    2%     $5,235    $5,159    1%
                        ======    ======           ======    ======


EARNINGS BEFORE INCOME TAXES


                          Three Months Ended          Nine Months Ended
                               March 31,                  March 31,
                          ---------------------    ------------------------
                          2003    2002   Change      2003      2002  Change
                          ----    ----   ------      ----      ----  ------
Employer Services         $444    $386    15%      $  980    $  875    12%
Brokerage Services          44      87   (49%)        133       217   (39%)
Dealer Services             35      30    17%          98        87    13%
Other                       36      66   (46%)        113        94    21%
Reconciling items:
 Foreign exchange            6      (1)                 8         -
 Client fund interest      (58)    (32)              (119)      (42)
 Cost of capital charge     26      36                 83        91
                          ------------             ----------------
Total earnings before
 income taxes             $533    $572    (7%)     $1,296    $1,322   (2%)
                          ============             ================

Revenues in our Employer Services business increased 6% for the quarter and 5% for the year-to-date period as compared to the prior year. Despite the continued negative impacts of the weak economy, Employer Services continues to grow primarily due to increases in our North America payroll and tax businesses, including strong growth in our beyond payroll products. Client retention improved by more than 1.5% and 1.0% for the quarter and year-to-date, respectively. Revenues in our PEO business increased $31 million, or 44%, for the quarter and $73 million, or 38%, year-to-date. New business sales declined 8% for the quarter and 2% year to date, and pays per control, which represents the number of employees on our clients' payrolls, decreased 1% for both the quarter and year-to-date periods. Earnings before income taxes in Employer Services increased 15% and 12% for the quarter and year-to-date periods as a result of increased revenues and continued cost containment efforts.

Brokerage Services' revenues declined by 14% for the quarter and 10% for the year-to-date period due to the continued weakness in the financial services industry. Our Brokerage Processing Services Division revenues declined 24% for the quarter and 18% year-to-date, primarily due to a decline in average trades per day of 26% for the quarter and 11% year-to-date. Retail trade volume continues to be very weak. Revenues in our Investor Communications Division declined 10% for the quarter and 6% year-to-date primarily due to lower corporate transaction and mutual fund activity. Earnings before income taxes in Brokerage Services declined 49% in the quarter and 39% year-to-date primarily due to the decline in revenues.

Dealer Services' revenues increased 15% in the quarter and 12% for the year-to-date period compared to the prior year. Growth for both periods has been generated by acquisitions, strong client retention, and increased revenues in the traditional core business as well as from new businesses, primarily Application Service Provider (ASP) managed services, Networking and Computer Vehicle Registration. Sales of our Customer Relationship Management Systems continue to be strong. Earnings before income taxes for the quarter and year-to-date grew by 17% and 13%, respectively, compared to the prior year due primarily to the increase in revenues.

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

FINANCIAL CONDITION

Our financial condition and balance sheet remain strong. At March 31, 2003, we had cash and marketable securities of $2.7 billion. Shareholders' equity was approximately $5.2 billion and the ratio of long-term debt to equity was approximately 1.6%.

Capital expenditures for fiscal year 2003 are expected to be between $125 and $135 million compared to $146 million in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows generated from operations of $1.2 billion for the nine months ended March 31, 2003 were flat compared to the prior year. The primary drivers of cash flow from operations in both periods were strong net earnings and increased working capital.

Cash flows provided by investing activities totaled $182.5 million for the year-to-date period ended March 31, 2003 and cash flows used in investing activities totaled $628.3 million for the year-to-date period ended March 31, 2002. The fluctuation between periods is primarily due to the timing of purchases and proceeds of marketable securities and client fund money market securities and the net change in client funds obligations. We also had $77.3 million less investment in capital expenditures, intangibles and acquisitions during 2003 compared to 2002.

Cash flows used in financing activities totaled $959.1 million for the year-to-date period ended March 31, 2003 compared to $628.0 million in prior year. The increase in cash used in financing is primarily due to $192.4 million of higher repurchases of common stock and $134.4 million less proceeds from stock purchase plans and exercises of stock options. We purchased approximately
23.7 million shares of common stock at an average price per share of approximately $34 during the period. As of March 31, 2003, we have remaining Board of Directors authorization to purchase up to 47.2 million additional shares.

During the nine month period ended March 31, 2003, approximately twenty percent of our overall investment portfolio was invested in cash and cash equivalents, which are impacted almost immediately by changes in short-term interest rates. The other eighty percent of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which are also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold these investments until maturity and therefore, fluctuations in interest rates have not had an adverse impact on income or cash flows.

Details regarding our combined corporate investments and funds held for clients portfolios are as follows:

                                Three Months Ended        Nine Months Ended
                                     March 31,               March 31,
                                -------------------    -----------------
                                   2003      2002        2003       2002
                                   ----      ----        ----       ----
Average investment balances
  at cost:
  Corporate investments         $ 2,812    $ 2,803     $ 3,395    $ 2,971
  Funds held for clients         10,445      9,384       8,692      8,267
                                -------    -------     -------    -------

  Total                         $13,257    $12,187     $12,087    $11,238
                                =======    =======     =======    =======


Average interest rates earned
  exclusive of realized gains
  (losses) for the total
  combined corporate investments
  and funds held for clients'
  portfolios (pre-tax)             3.7%       4.4%        4.1%       5.0%

Realized gains on available-
  for-sale securities           $  9.4     $ 12.2      $ 26.0     $ 19.5
Realized losses on available-
  for-sale securities             (1.2)      (2.7)       (3.4)      (3.6)
                                ------     ------      ------     ------

Net realized gains              $  8.2     $  9.5      $ 22.6     $ 15.9
                                ======     ======      ======     ======

                                             March 31,      June 30,
                                                2003          2002
                                             ---------      --------
Unrealized pre-tax gains on available-for-
 sale securities                             $   352        $   209
Total available-for-sale securities          $ 9,924        $ 9,856

The earnings impact of future interest rate changes is based on many factors, which influence the return on our portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. This mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of 25 basis points applied to the average projected investment balances for fiscal 2003 would result in approximately a $9 million impact to earnings before income taxes over the twelve-month period.

In October 2002, we entered into a new $4.0 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. We are also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. There have been no borrowings to date under the credit agreement, which expires in October 2003.

In April 2002, we initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at any given time. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. We use the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. For the three and nine month periods ended March 31, 2003, we had average borrowings of $266.1 million and $941.1 million, respectively, at an effective weighted average interest rate of 1.3% and 1.6%, respectively. The weighted average maturity of our commercial paper during the nine months ended March 31, 2003 was less than two days. There was no commercial paper outstanding at March 31, 2003.

NEW ACCOUNTING PRONOUNCEMENT

In March 2003, the Emerging Issues Task Force (EITF) published EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables"(EITF 00-21). This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, accordingly, we will adopt EITF 00-21 on July 1, 2003. We do not expect EITF 00-21 to have a material impact on our Consolidated Financial Statements.

PROBUSINESS TRANSACTION

On January 5, 2003, the Company entered into a definitive agreement to acquire all of the outstanding shares of ProBusiness Services, Inc. (ProBusiness) for $17.00 per common share. The transaction will be consummated in cash and is valued at approximately $500 million. The transaction is subject to ProBusiness shareholder approval and regulatory review.

On February 14, 2003, the Department of Justice, Antitrust Division (DOJ) requested additional information and documentary material in connection with its review of the proposed merger. The DOJ request resulted in an extension of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. ProBusiness and ADP are responding to the DOJ request.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of this evaluation.


PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

       Exhibit Number                         Exhibit
       --------------                         -------

        99.1         Certification by Arthur F. Weinbach pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2         Certification by Karen E. Dykstra pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     The Company furnished a report on Form 8-K on March 13, 2003 that included the Company's press release dated March 13, 2003 announcing revised revenue and earnings per share guidance for fiscal year 2003.

     The Company furnished a report on Form 8-K on April 17, 2003 that included the Company's press release dated April 17, 2003 reporting third quarter results of fiscal year 2003.

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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                    (Registrant)

Date: May 2, 2003              /s/ Karen E. Dykstra
                               --------------------
                                  Karen E. Dykstra

                             Chief Financial Officer
                             -----------------------
                                     (Title)

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

Date:  May 2, 2003

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

Date:  May 2, 2003

/s/  Karen E. Dykstra
-----------------------
Karen E. Dykstra
Chief Financial Officer