Form 10-K
AUTOMATIC DATA PROCESSING INC
filed 2003-09-12
CIK 8670

________________________________________________________________________________

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.  Yes  x     No _____
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  x   No _____
                                                                  -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last trading day of the Registrant's most recently completed second fiscal quarter was approximately $23,534,103,946. On August 31, 2003, there were 594,883,230 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2003 Annual Report to Shareholders.Parts I, II & IV Portions of the Registrant's Proxy Statement for Annual Meeting
of Stockholders to be held on November 11, 2003.                Part III
--------------------------------------------------------------------------------

                                     Part I

Item 1.  Business

         Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries "ADP" or the "Registrant"), is one of the largest providers of computerized transaction processing, data communication and information services in the world. For financial information by segment and by geographic area, see Note 13 of the "Notes to Consolidated Financial Statements" contained in ADP's 2003 Annual Report to Shareholders, which information is incorporated herein by reference. The Registrant's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Shareholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP's activities.

Employer Services

         Employer Services offers a comprehensive range of payroll processing, human resource ("HR") and benefits administration products and services, including traditional and Web-based outsourcing solutions that help over 460,000 employers in North America, Europe, South America (primarily Brazil), Australia and Asia staff, manage, pay and retain their employees. Employer Services markets these products and services through its direct marketing sales force and, on a limited basis, through indirect sales channels, such as marketing relationships with banks, accountants and online companies. In fiscal 2003, 90% of Employer Services' revenues were from North America, 9% were from Europe and 1% was from South America (primarily Brazil), Australia and Asia.

         Employer Services' approach to the market is to match a client's needs with the product that will best meet expectations. To facilitate this approach, in North America, Employer Services is comprised of the following groups: Small Business Services (which was previously known as Emerging Business Services) ("SBS") (primarily companies with fewer than 50 employees); Major Accounts (primarily companies with between 50 and 999 employees); and National Accounts Services (primarily companies with 1,000 or more employees).

         SBS processes payroll for smaller companies and provides them with leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Accounts and National Accounts Services offer a full suite of best-of-breed employer services solutions, including full database and other functional integration between payroll and HR for clients ranging from mid-sized through many of the world's largest corporations. In fiscal 2003, ADP expanded its presence in its National Accounts Services market through its acquisition of ProBusiness Services, Inc., a provider of comprehensive payroll, tax filing and HR processing services to large companies in the United States.

         In some cases, ADP provides system solutions for its clients' entire human resource, payroll and benefits needs. Through ADP Connection(R), ADP can enable its largest clients to interface their major enterprise resource planning applications with ADP's outsourced payroll services. For those companies that choose to process these applications in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution and year-end tax statements (i.e., W-2s). Other large clients rely on ADP to design and deliver customized human resource information systems and benefits outsourcing solutions.

         In North America, ADP provides payroll services that include the preparation of client employee paychecks and electronic direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare and federal, state and local income tax withholding reports required to be filed by employers and employees. In Europe, South America (primarily Brazil), Australia and Asia, Employer Services provides full departmental outsourcing of payroll services.

         The ADP Financial and Compliance Services business (which was previously known as ADP Tax and Financial Services) processes and collects federal, state and local payroll taxes on behalf of, and from, ADP clients and remits such taxes to the appropriate taxing authorities. The ADP Financial and Compliance Services business is also responsible for the efficient movement of funds and information from clients to third parties through service offerings such as new hire reporting, ADP's TotalPay(TM) payroll check (ADPCheck(TM)), full service direct deposit (FSDD) and, in conjunction with major bank partners, stored value payroll card (TotalPay Card) products and the collection and payment of wage garnishments. The ADP Financial and Compliance Services business supports large, mid-sized and small clients. It provides an electronic interface between approximately 364,000 ADP clients in the United States and Canada and about 2,000 federal, state, provincial and local tax agencies, from the Internal Revenue Service to local town governments. In fiscal 2003, the ADP Financial and Compliance Services business printed and delivered approximately 38 million year-end tax statements in North America and moved over $620 billion in client funds to taxing authorities and its clients' employees via electronic transfer, direct deposit and ADPCheck.

         ADP's HR services, by interfacing with a client's payroll database, provide comprehensive HR recordkeeping services, including benefits administration and outsourcing, applicant tracking, employee history and position control. ADP's Benefits Services provides benefits administration across all market segments, including management of the open enrollment of benefits, COBRA and flexible spending account administration, Section 529 College Savings Plan administrative services and 401(k) recordkeeping. In fiscal 2003, ADP greatly expanded its retirement services business through its acquisition of the retirement services recordkeeping operations of Scudder Investments, making ADP the 4th largest recordkeeper of retirement plans in the United States (based on number of plans).

         ADP TotalSource, ADP's professional employer organization ("PEO") business, provides clients with comprehensive employment administration outsourcing solutions, including payroll, tax filing, employee background checks, HR guidance, 401(k) plan administration, benefits administration, regulatory compliance services, workers' compensation insurance and supplemental benefits for employees. ADP TotalSource, the second largest PEO in the U.S. (based on the number of worksite employees), has 29 offices located in fifteen states and serves over 3,800 PEO clients and over 85,000 work-site employees in all 50 states.

         ADP complements its payroll and HR services with additional employer services that include products such as time and labor management, pre-employment screening and selection services and unemployment compensation management. In fiscal 2003, ADP expanded its service offerings by acquiring the assets of the SMS companies, leading providers of job tax credit services that assist employers in the identification of, and filing for, special tax credits based on geography, demographics and other criteria.

         During fiscal 2003, ADP continued the process of Web-enabling existing product offerings, while at the same time creating new products expressly designed for the Internet. ADP's Internet offerings now include its EasyPayNet(sm) Web-based payroll solution for SBS clients, Pay eXpert(R) Web-based payroll solution for Major Accounts clients and its PayForce(sm) Web-based payroll solution and

Enterprise HRMS integrated HR, payroll and benefits solution for National Accounts Services clients, all of which feature Web-based employer self-service capabilities. Further, during fiscal 2003, ADP continued its rollout of its new TotalChoice(sm) Solutions Web-based payroll solution, a fully-integrated, Web-native human resource and payroll management solution hosted by ADP that was originally launched in fiscal 2002. For benefits administration, ADP offers Benefits eXpert(sm), a Web-based benefits administration and employee self-service solution that allows mid-sized companies in Major Accounts to manage more efficiently their employees' health and welfare benefits. For large clients, ADP Benefit Services offers a Web-based COBRA administrative solution, as well as employee self-service applications for open-enrollment, flexible spending account administration and other employee-administered benefit options.

         The continued increase in the number of multi-national companies makes payroll and human resource management services a global opportunity. In fiscal 2003, ADP increased payroll sales to multi-national employers throughout Europe by nearly 36% over the previous fiscal year.

Brokerage Services

         Brokerage Services provides transaction processing systems, desktop productivity applications and investor communications services to the financial services industry worldwide. ADP's products and services include: (i) global order entry, trade processing and settlement systems that enable firms to trade virtually any financial instrument, in any market, at any time; (ii) full-service investor communications services including: electronic delivery and Web solutions; workflow services; financial, offset, and on-demand printing; proxy distribution and vote processing; householding; regulatory mailings; fulfillment; and customized communications; (iii) real-time order entry and processing services for Web-based brokerage firms; (iv) automated, browser-based desktop productivity tools for financial consultants and back office personnel; and (v) integrated delivery of multiple products and services through ADP's Global Processing Solution.

         Brokerage Services serves a large client base in the financial services industry, including: retail and institutional brokerage firms; global banks; mutual funds; annuity companies; institutional investors; specialty trading firms; clearing firms; hedge funds; and publicly owned corporations. Brokerage Services provides securities transaction processing, printing and electronic distribution of shareholder communications and other services to clients in more than 25 countries in North America, Europe, Asia, South America and Australia. Brokerage Services also provides computerized proxy vote tabulation and shareholder communication, distribution and fulfillment services, including Web-enabled products and services. ADP served approximately 14,000 publicly traded companies and 450 mutual funds and annuity companies with proxy services on behalf of more than 800 brokerage firms and banks in fiscal 2003. In fiscal 2003, Brokerage Services received ISO 9001:2000 certification, an international standard for the highest quality, for its vote processing, production operations, print operations and client services systems.

         In fiscal 2003, Brokerage Services acquired the assets of Vantra Group, Inc., a leading provider of specialized Web-based solutions to brokerage clients; all of the capital stock of Power Securities Systems, Inc., a leading back-office software provider for niche market firms; and all of the capital stock of Dataphile Software, Ltd., a leading provider of real-time, straight-through-processing solutions for brokerage firms and mutual fund securities dealers in Canada.

Dealer Services

         Dealer Services provides integrated dealer management computer systems (such a system is also known in the industry as a "DMS") and other business performance solutions to automotive retailers and their manufacturers throughout North America and Europe. More than 16,000 automobile and truck dealers and more than 30 manufacturers use ADP's DMS, networking solutions, data integration, consulting and/or marketing services.

         Dealer Services offers its dealership clients a service solution that includes computer hardware, hardware maintenance services, licensed software, software support, system design and network consulting services. Dealer Services also offers its clients "front-end" dealership sales process and business development training services, consulting services, software products and customer relationship management solutions. Clients use an ADP DMS to manage business activities such as accounting, inventory, factory communications, scheduling, vehicle financing, insurance, sales and service. Dealer Services also designs, establishes and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations (for larger dealers), as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle locating, dealership customer credit application submission and decisioning, vehicle repair estimating and obtaining vehicle registration and lien holder information. Dealer Services also offers an Application Service Provider Managed Services solution to its dealership clients pursuant to which such clients outsource all information technology management, computing and network infrastructure, technology decisions and system support to Dealer Services.

Claims Services

         Claims Services offers integrated business solutions for clients in the property and casualty insurance, auto collision repair and auto recycling industries. These products help clients manage costs and improve efficiency and accelerate the claims review and settlement process. These products and services include (i) claims management applications such as automated repair estimating, total loss vehicle valuation, first notice of loss, dispatch and assignment, claims audit, parts exchange and workflow applications that streamline the end-to-end claims process, (ii) body shop and auto recycler management systems and (iii) other applications, databases and services that enhance and optimize the claims process.

Markets and Marketing Methods

         All of ADP's services are offered broadly across North America and Europe. Some employer services and brokerage services are also offered in South America (primarily Brazil), Australia and Asia.

         None of ADP's major business groups have a single homogenous client base or market. For example, Brokerage Services serves a large client base in the financial services industry including retail and institutional firms, banks and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but it also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers, brokerage clients and insurance clients. While concentrations of clients exist, no one client or business group is material to ADP's overall revenues.

         None of ADP's businesses are overly sensitive to price changes. Economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP's services. In fiscal 2003, despite the continued impact of weak economic conditions, Employer Services continued to grow, primarily due to the increase in its North America payroll and tax businesses, including strong growth in its "beyond payroll" products and in its PEO business, and improved client retention; in Brokerage Services, weakness in the brokerage and financial services industry reduced Brokerage Services' primarily volume-based back-office processing and investor communications activities; and interest rates in the U.S. continued to decline over the last fiscal year, significantly impacting interest earnings on our client and corporate funds.

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

Clients and Client Contracts

         ADP provides its services to approximately 500,000 clients. In fiscal 2003, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

         ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time (up to two weeks) for an SBS client to a longer period (generally six to twelve months) for a National Accounts Services or Dealer Services client with multiple deliverables.

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

Systems Development and Programming

         During the fiscal years ended June 30, 2003, 2002 and 2001, ADP invested $604 million, $535 million and $584 million, respectively, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

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

Number of Employees

         ADP employed approximately 41,000 persons as of June 30, 2003.

Item 2.  Properties

         ADP leases space for 24 of its principal processing centers. In addition, ADP leases numerous other operational offices and sales offices. All of these leases, which aggregate approximately 7,100,000 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2018. ADP owns 14 of its processing facilities, other operational offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,000,000 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

Item 3.  Legal Proceedings

          In the normal course of business, the Registrant is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, the Registrant believes it has valid defenses with respect to the legal matters pending against it and the Registrant believes that the ultimate resolution of these matters will not have a material adverse impact on its financial condition, results of operations or cash flows. Among the various claims and litigation pending against the Registrant is the following:

         The Registrant and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. ("DSI") are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, "UCS"), which lawsuit has since been referred by the District Court to arbitration and was tried before an arbitration panel in June 2003 with a final decision expected in October 2003. This lawsuit alleges trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Registrant through its acquisition of DSI. UCS is seeking injunctive relief and damages of $56 million. The Registrant believes it has valid defenses with respect to the above matter and should prevail.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         See "Market Price, Dividend Data and Other" contained in the Registrant's 2003 Annual Report to Shareholders, which information is incorporated herein by reference. As of August 31, 2003, the Registrant had 36,439 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

         On February 11, 2003, the Registrant issued 9,430 shares of its Common Stock in respect of an earnout paid to a company in accordance with an asset purchase agreement dated November 30, 2000 pursuant to which the Registrant acquired substantially all of the assets of such company. The Registrant issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in
Section 4(2) of such Act relating to sales by an issuer not involving a public offering.

Item 6.  Selected Financial Data

         See "Selected Financial Data" contained in the Registrant's 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See "Management's Discussion and Analysis" contained in the Registrant's 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in the Registrant's 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements described in Item 15(a)1. hereof are incorporated herein.

         The following supplementary data is incorporated herein by reference:

         Quarterly Financial Results (unaudited) for the two years ended June 30, 2003 (see Note 14 of the "Notes to Consolidated Financial Statements" contained in ADP's 2003 Annual Report to Shareholders)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A.  Controls and Procedures

         The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of June 30, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

         There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

         The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:


                                                                                                     Employed by
        Name                           Age                         Position                          ADP Since
--------------------                   ---                   --------------------------              ----------

John D. Barfitt                        50                    Vice President                             1979

James B. Benson                        58                    Vice President, General                    1977
                                                             Counsel and Secretary

Richard C. Berke                       58                    Vice President, Human                      1989
                                                             Resources

Gary C. Butler                         56                    President and Chief                        1975
                                                             Operating Officer

Raymond L. Colotti                     57                    Vice President and                         1995
                                                             Treasurer

Richard J. Daly                        50                    Group President,                           1989
                                                             Brokerage Services

G. Harry Durity                        56                    Vice President,                            1994
                                                             Worldwide Business
                                                             Development

Karen E. Dykstra                       44                    Chief Financial Officer                    1981

Russell P. Fradin                      48                    Group President,                           1996
                                                             Employer Services

Eugene A. Hall                         47                    President,
                                                             Employer Services -
                                                             Major Accounts Division                    1998

John Hogan                             55                    Group President,                           1993
                                                             Brokerage Services

Campbell Langdon                       42                    President,
                                                             Tax, Financial and Time
                                                             Management Services                        2000


S. Michael Martone                     55                    Group President, Dealer                    1987
                                                             Services

Peter Op de Beeck                      47                    President,                                 1998
                                                             Claims Solutions Group

Dan Sheldon                            47                    Vice President,                            1984
                                                             Corporate Controller

George I. Stoeckert                    55                    President, Employer                        1991
                                                             Services - International

Arthur F. Weinbach                     60                    Chairman and                               1980
                                                             Chief Executive Officer

         Messrs. Benson, Berke, Butler, Daly, Durity, Fradin, Hall, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

         John D. Barfitt joined ADP in 1979. He is a Vice President. He served as President, Employer Services -International from 2000 to 2003, President, Claims Services at ADP from 1998 to 2000 and Senior Vice President - Automotive Claims Services at ADP from 1996 to 1998.

         Raymond L. Colotti joined ADP in 1995. Prior to his promotion to Vice President and Treasurer in 1997, he served as President of ADP Atlantic, Inc. and its related companies from 1995 to 1997.

         Karen E. Dykstra joined ADP in 1981. Prior to her promotion to Chief Financial Officer in 2003, she served as Vice President, Finance from 2001 to 2003, Vice President and Controller from 1998 to 2001 and Assistant Corporate Controller from 1996 to 1998.

         Campbell Langdon joined ADP in 2000 as Vice President, Strategic Development. In 2003, he was promoted to President, Tax, Financial and Time Management Services. Prior to joining ADP, he was a partner of McKinsey & Company and had been associated with that firm for 11 years.

         Peter Op de Beeck joined ADP in 1998 as Managing Director of Claims Solutions Group's Audatex. In 2001, he became President of ADP Claims Solutions Group. Prior to joining ADP, he was Chairman and Chief Executive Officer of Online Internet from 1996 to 1998.

         Dan Sheldon joined ADP in 1984. Prior to his promotion to Vice President, Corporate Controller in 2003, he served as Chief Financial Officer of Brokerage Services from 2001 to 2003 and Chief Financial Officer of Dealer Services from 1996 to 2001.

         George I. Stoeckert joined ADP in 1991. Prior to his promotion to President, Employer Services International in 2003, he served as President - Major Accounts Division, Employer Services from 1995 to 2003.

         Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors of the Registrant

         See "Election of Directors" in the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

         See "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         See "Compensation of Executive Officers" and "Election of Directors" in the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         See "Election of Directors - Security Ownership of Certain Beneficial Owners and Managers" and "Compensation of Executive Officers - Equity Compensation Plan Information" in the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         See "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

         See "Independent Auditors' Fees" in the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                 Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)1.    Financial Statements

         The following reports and consolidated financial statements of the Registrant contained in the Registrant's 2003 Annual Report to Shareholders are also included in Part II, Item 8:

         Statements of Consolidated Earnings - years ended June 30, 2003, 2002 and 2001

         Consolidated Balance Sheets - June 30, 2003 and 2002

         Statements of Consolidated Shareholders' Equity - years ended June 30, 2003, 2002 and 2001

         Statements of Consolidated Cash Flows - years ended June 30, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

         Report of Management

         Independent Auditors' Report

         Financial information of the Registrant is omitted because the Registrant is primarily a holding company. The Registrant's subsidiaries, which are listed on Exhibit 21 attached hereto, are wholly owned.

         2.       Financial Statement Schedules

                                                                           Page in Form 10-K

           Independent Auditors' Report on Schedule                                 17

           Schedule II - Valuation and Qualifying Accounts                          18

         All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

         3.       Exhibits

         The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

         3.1        -      Amended and Restated Certificate of Incorporation
                           dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement
                           No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

         3.2        -          Amended and Restated By-laws of the Registrant -
                               incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002

         4          -          Indenture dated as of February 20, 1992 between
                               Automatic Data Processing, Inc. and Bankers Trust
                               Company, as trustee, regarding the Liquid Yield
                               Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit (4)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

         10.1       -          Letter Agreement dated as of August 13, 2001
                               between Automatic Data Processing, Inc. and
                               Arthur F. Weinbach - incorporated by reference to
                               Exhibit 10.1 to Registrant's Annual Report on
                               Form 10-K for the fiscal year ended June 30, 2001
                               (Management Contract)

         10.2       -          Letter Agreement dated September 14, 1998 between
                               Automatic Data Processing, Inc. and Gary Butler - incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Management
                               Contract)

         10.3       -          Key Employees' Restricted Stock Plan -
                               incorporated by reference to Registrant's
                               Registration Statement No. 33-25290 on Form S-8
                               (Management Compensatory Plan)

         10.4       -          Supplemental Officers' Retirement Plan, as
                               amended - incorporated by reference to Exhibit
                               10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002
                               (Management Compensatory Plan)

         10.5       -          1989 Non-Employee Director Stock Option Plan -
                               incorporated by reference to Exhibit
                               10(iii)(A)-#7 to Registrant's Annual Report on
                               Form 10-K for the fiscal year ended June 30, 1990
                               (Management Compensatory Plan)

         10.5(a)    -          Amendment to 1989 Non-Employee Director Stock
                               Option Plan - incorporated by reference to
                               Exhibit 10(6)(a) to Registrant's Annual Report on
                               Form 10-K for the fiscal year ended June 30, 1997
                               (Management Compensatory Plan)

         10.6       -          1990 Key Employees' Stock Option Plan -
                               incorporated by reference to Exhibit
                               10(iii)(A)-#8 to Registrant's Annual Report on
                               Form 10-K for the fiscal year ended June 30, 1990
                               (Management Compensatory Plan)

         10.6(a)    -          Amendment to 1990 Key Employees' Stock Option
                               Plan - incorporated by reference to Exhibit
                               10(7)(a) to Registrant's Annual Report on Form
                               10-K for the fiscal year ended June 30, 1997
                               (Management Compensatory Plan)

         10.7       -          1994 Directors' Pension Arrangement -
                               incorporated by reference to Exhibit
                               10(iii)(A)-#10 to Registrant's Annual Report on
                               Form 10-K for the fiscal year ended June 30, 1994
                               (Management Compensatory Plan)

         10.8       -          2000 Key Employees' Stock Option Plan, as amended
                               - incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Management
                               Compensatory Plan)

         10.9       -          2001 Executive Incentive Compensation Plan -
                               incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Management
                               Compensatory Plan)

         10.10      -          Change in Control Severance Plan for Corporate
                               Officers - incorporated by reference to Exhibit
                               10.3 to Registrant's Quarterly Report on Form
                               10-Q for the fiscal quarter ended March 31, 2001
                               (Management Compensatory Plan)

         10.11      -          Employees' Saving-Stock Option Plan -
                               incorporated by reference to Registrant's
                               Registration Statement No. 333-10281 on Form S-8
                               (Management Compensatory Plan)

         13         -          Pages 16 to 39 of the 2003 Annual Report to
                               Shareholders (with the exception of the pages incorporated by reference herein, the Annual
                               Report is not a part of this filing)

         21         -          Subsidiaries of the Registrant

         23         -          Independent Auditors' Consent

         31.1       -          Certification by Arthur F. Weinbach pursuant to
                               Rule 13a-14(a) of the Securities Exchange Act of
                               1934

         31.2       -          Certification by Karen E. Dykstra pursuant to
                               Rule 13a-14(a) of the Securities Exchange Act of
                               1934

         32.1       -          Certification by Arthur F. Weinbach pursuant to
                               18 U.S.C. Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002

         32.2       -          Certification by Karen E. Dykstra pursuant to
                               18 U.S.C. Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K during the fiscal quarter ended June 30, 2003

         A Form 8-K was filed on April 17, 2003 under Items 9 and 12 of Form 8-K, announcing the Registrant's financial results for the third fiscal quarter ended March 31, 2003.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors
 and Shareholders of
Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and for each of the three years in the period ended June 30, 2003, and have issued our report thereon dated July 28, 2003; such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Automatic Data Processing, Inc., listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
New York, New York
July 28, 2003


                                           AUTOMATIC DATA PROCESSING, INC.

                                                 AND SUBSIDIARIES

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   (In thousands)



Column A                            Column B                   Column C                Column D            Column E
--------                            --------                   --------                --------           ---------

                                                              Additions
                                                    ------------------------------
                                                         (1)             (2)
                                                                       Charged
                                                                       to
                                    Balance at       Charged to        other                              Balance at
                                    beginning        costs and         accounts-       Deductions-        end of
                                    of period        expenses          describe        describe           period
                                    ---------        ---------         ---------       ----------         ----------

Year ended June 30, 2003:
Allowance for doubtful accounts:
  Current                           $52,873          $17,588           $  712 (B)      $(16,519) (A)      $54,654

  Long-term                         $16,019          $ 1,534           $   --          $ (6,450) (A)      $11,103

Deferred tax valuation allowance    $40,140          $ 5,318           $  899 (C)      $(14,137) (E)      $32,220


Year ended June 30, 2002:
Allowance for doubtful accounts:
  Current                           $41,996          $27,703          $   743 (B)      $(17,569) (A)      $52,873

  Long-term                         $16,666          $ 1,176          $    --          $ (1,823) (A)      $16,019

Deferred tax valuation allowance    $41,930          $ 3,179          $   313 (C)      $ (5,282) (D)      $40,140


Year ended June 30, 2001:
Allowance for doubtful accounts:
  Current                           $48,448          $16,431          $   114 (B)      $(22,997) (A)      $41,996

  Long-term                         $16,946          $ 1,369          $    --          $ (1,649) (A)      $16,666

Deferred tax valuation allowance    $43,700          $ 6,145          $  (165)(C)      $ (7,750) (D)      $41,930


(A) Doubtful accounts written off, less recoveries on accounts previously written off.
(B) Acquired in purchase transactions.
(C) Related to foreign exchange fluctuation.
(D) Related to the net deferred tax assets recorded in purchase accounting. The recognition of this allowance is allocated to reduce the excess purchase price over the net assets acquired.
(E) A portion of this allowance is related to the net deferred tax assets recorded in purchase accounting, the recognition of which is allocated to reduce the excess purchase price over the net assets acquired. The remaining portion reduced the current year provision for income taxes.

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

                                                 AUTOMATIC DATA PROCESSING, INC.
                                                          (Registrant)

    September 12, 2003                           By: /s/ Arthur F. Weinbach
                                                     ---------------------------
                                                         Arthur F. Weinbach
                                                         Chairman and
                                                         Chief Executive Officer


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


Signature                                                 Title                                 Date
---------                                                 -----                                 ----

/s/ Arthur F. Weinbach                               Chairman, Chief Executive          September 12, 2003
---------------------------------                    Officer and Director
   (Arthur F. Weinbach)                              (Principal Executive Officer)


/s/ Karen E. Dykstra                                 Chief Financial Officer            September 12, 2003
---------------------------------                    (Principal Financial Officer)
   (Karen E. Dykstra)


/s/ Gregory D. Brenneman                             Director                           September 12, 2003
---------------------------------
   (Gregory D. Brenneman)


/s/  Leslie A. Brun                                  Director                           September 12, 2003
---------------------------------
    (Leslie A. Brun)


/s/  Gary C. Butler                                  Director                           September 12, 2003
---------------------------------
    (Gary C. Butler)


/s/  Joseph A. Califano, Jr.                         Director                           September 12, 2003
---------------------------------
    (Joseph A. Califano, Jr.)


/s/ Leon G. Cooperman                                Director                           September 12, 2003
---------------------------------
   (Leon G. Cooperman)



Signature                                                Title                                  Date
---------                                                -----                                  ----

/s/ Ann Dibble Jordan                                Director                           September 12, 2003
---------------------------------
   (Ann Dibble Jordan)


                                                     Director                           September __, 2003
---------------------------------
   (Harvey M. Krueger)


                                                     Director                           September __, 2003
---------------------------------
   (Frederic V. Malek)


/s/ Henry Taub                                       Director                           September 12, 2003
---------------------------------
   (Henry Taub)


/s/ Laurence A. Tisch                                Director                           September 12, 2003
---------------------------------
   (Laurence A. Tisch)


/s/ Josh S. Weston                                   Director                           September 12, 2003
---------------------------------
   (Josh S. Weston)

                                -20-