Form 10-Q
period 2003-09-30
AUTOMATIC DATA PROCESSING INC
filed 2003-11-05
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2003 Commission File Number 1-5397
                  ------------------                        --------------



                        Automatic Data Processing, Inc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



 Delaware                                                 22-1467904
--------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
                                                   -----------------------



                              No change
--------------------------------------------------------------------------
Former name, former address & former fiscal year, if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                    X              Yes                               No
----------------------------------     ----------------------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                    X              Yes                               No
----------------------------------     ----------------------------


As of September 30, 2003 there were 594,438,170 common shares outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended
                                                  September 30,
                                           -------------------------
REVENUES:                                      2003          2002
                                           ----------     ----------
Revenues other than interest on funds
 held for clients and PEO revenues         $1,532,389     $1,476,424

Interest on funds held for clients             82,934         89,865

PEO revenues (A)                              104,954         80,396
                                           ----------     ----------

Total revenues                              1,720,277      1,646,685
                                           ----------     ----------

EXPENSES:
Operating expenses                            794,241        708,468

Selling, general and administrative
  expenses                                    426,878        447,953

Systems development and programming costs     131,754        119,898

Depreciation and amortization                  74,726         67,684

Other income, net                             (18,592)       (37,718)
                                           ----------     ----------

TOTAL EXPENSES                              1,409,007      1,306,285
                                           ----------     ----------

EARNINGS BEFORE INCOME TAXES                  311,270        340,400

Provision for income taxes                    116,420        130,000
                                           ----------     ----------

NET EARNINGS                               $  194,850     $  210,400
                                           ==========     ==========

BASIC EARNINGS PER SHARE                   $     0.33     $     0.35
                                           ==========     ==========

DILUTED EARNINGS PER SHARE                 $     0.32     $     0.34
                                           ==========     ==========

Basic average shares outstanding              594,843        606,814
                                           ==========     ==========

Diluted average shares outstanding            600,849        612,517
                                           ==========     ==========

Dividends per common share                 $    .1200     $    .1150
                                           ==========     ==========

(A) Net of pass-through costs of $911,569 and $763,379, respectively.

           See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                 (Unaudited)
                                                September 30,     June 30,
                                                     2003          2003
                                                -----------    -----------
Assets
------
Current Assets:
  Cash and cash equivalents                     $ 1,351,711    $ 1,410,218
  Short-term marketable securities                  507,716        595,166
  Accounts receivable, net                          931,793      1,005,833
  Other current assets                              534,647        664,284
                                                -----------    -----------
    Total current assets                          3,325,867      3,675,501

Long-term marketable securities                     457,743        338,959
Long-term receivables                               173,190        180,354
Property, plant and equipment, net                  604,504        614,701
Other assets                                        676,528        565,385
Goodwill                                          1,942,493      1,981,131
Intangible assets, net                              648,454        669,891
                                                -----------    -----------
  Total assets before funds held for clients      7,828,779      8,025,922
Funds held for clients                           10,885,607     11,807,749
                                                -----------    -----------
Total assets                                    $18,714,386    $19,833,671
                                                ===========    ===========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                              $   149,354    $   173,988
  Accrued expenses and other liabilities          1,319,077      1,609,665
  Income taxes payable                              239,103        215,130
                                                -----------    -----------
    Total current liabilities                     1,707,534      1,998,783

Long-term debt                                       84,713         84,674
Other liabilities                                   291,960        270,267
Deferred income taxes                               285,775        320,796
Deferred revenues                                   401,702        338,763
                                                -----------    -----------
  Total liabilities before client funds
    obligations                                   2,771,684      3,013,283
Client funds obligations                         10,593,069     11,448,915
                                                -----------    -----------
  Total liabilities                              13,364,753     14,462,198

Shareholders' equity:
  Common stock, $0.10 par value:
   authorized 1,000,000 shares; issued 638,702
   shares, respectively                              63,870         63,870
  Capital in excess of par value                    180,838        211,339
  Retained earnings                               6,834,299      6,710,863
  Treasury stock at cost: 44,264 and 43,863,
   respectively                                  (1,777,493)    (1,773,418)
  Accumulated other comprehensive income             48,119        158,819
                                                ------------   -----------
    Total shareholders' equity                    5,349,633      5,371,473
                                                -----------    -----------
Total liabilities and shareholders' equity      $18,714,386    $19,833,671
                                                ===========    ===========

              See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                          September 30,
                                                  ------------------------
                                                      2003         2002
                                                      ----         ----
Cash Flows From Operating Activities:
-------------------------------------

Net earnings                                      $  194,850  $   210,400

Adjustments to reconcile net earnings to net cash flows provided by operating activities:

Expenses not requiring outlay of cash                178,819      118,258

Changes in operating net assets                     (209,349)     (91,870)
                                                  ----------   ----------

 Net cash flows provided by operating activities     164,320      236,788
                                                  ----------   ----------

Cash Flows From Investing Activities:
-------------------------------------

Purchases of marketable securities                (1,440,879)    (706,635)
Proceeds from sale of marketable securities          910,078      859,066
Net proceeds from client fund money market
 securities                                        1,315,541    2,407,318
Net change in client funds obligations              (855,846)  (2,286,144)
Capital expenditures                                 (37,731)     (27,208)
Additions to intangibles                             (20,047)     (31,333)
Acquisitions of businesses, net of cash acquired        (645)     (29,026)
Other                                                  3,902          727
                                                  ----------   ----------

 Net cash flows (used in) provided by investing
  activities                                        (125,627)     186,765
                                                  ----------   ----------

Cash Flows From Financing Activities:
-------------------------------------

Proceeds from short-term borrowings                      109          399
Payments of debt                                        (441)        (396)
Proceeds from stock purchase plan and exercises
  of stock options                                    38,772       33,093
Repurchases of common stock                          (64,332)    (640,318)
Dividends paid                                       (71,308)     (69,362)
                                                  ----------   ----------


 Net cash flows used in financing activities         (97,200)    (676,584)
                                                  ----------   ----------

Net change in cash and cash equivalents              (58,507)    (253,031)

Cash and cash equivalents, beginning of period     1,410,218      798,810
                                                  ----------   ----------

Cash and cash equivalents, end of period          $1,351,711   $  545,779
                                                  ==========   ==========

              See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    (Unless otherwise noted, amounts in thousands, except per share amounts)
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (ADP or the Company) as of and for the year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 may not be indicative of the results to be expected for the year ending June 30, 2004.

Note 2. Adoption of New Accounting Pronouncements

In March 2003, the Emerging Issues Task Force (EITF) published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. Accordingly, the Company has adopted EITF 00-21 effective July 1, 2003. EITF 00-21 does not have a material impact on the Consolidated Financial Statements.

Note 3.  Earnings Per Share (EPS)

                          For the three months ended September 30,
                      ----------------------------------------------------
                                 2003                      2002
                      ------------------------    ------------------------
                      Net       Average           Net       Average
                      Earnings  Shares    EPS     Earnings  Shares    EPS
                      --------  ------    ---     --------  ------    ---
Basic                 $194,850  594,843  $0.33    $210,400  606,814  $0.35

Effect of zero coupon
 subordinated notes        327    1,606                313    1,797

Effect of stock
 options                     -    4,400                  -    3,906
                      --------  -------           --------  -------

Diluted               $195,177  600,849  $0.32    $210,713  612,517  $0.34
                      ========  =======  =====    ========  =======  =====

Note 4. Fair Value Accounting for Stock-Based Compensation

The Company accounts for its stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). No stock-based employee compensation expense related to the Company's stock option and stock purchase plans is reflected in net earnings, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and for the stock purchase plans the discount does not exceed fifteen percent.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                        Three Months Ended
                                           September 30,
                                          2003      2002
                                        --------  --------
Net earnings, as reported               $194,850  $210,400
Deduct: Total stock-based employee
  compensation expense determined
  using the fair value based method
  for all awards, net of related
  tax effects                            (27,084)  (34,190)
                                        --------  --------

Pro forma net earnings                  $167,766  $176,210
                                        ========  ========

Earnings per share:
  Basic - as reported                      $0.33     $0.35
                                           =====     =====
  Basic - pro forma                        $0.28     $0.29
                                           =====     =====

  Diluted - as reported                    $0.32     $0.34
                                           =====     =====
  Diluted - pro forma                      $0.28     $0.29
                                           =====     =====


Note 5.    Other Income, net

                                        Three Months Ended
                                            September 30,
                                          2003       2002
                                        --------  --------
Interest income on corporate
  funds                                 $(22,100) $(39,704)
Interest expense                           4,651     7,976
Realized gains on available-
  for-sale securities                     (3,260)   (6,903)
Realized losses on available-
  for-sale securities                      2,117       913
                                        --------  --------

Other income, net                       $(18,592) $(37,718)
                                        ========  ========

Proceeds from the sale of available-for-sale securities were $0.9 billion for the three months ended September 30, 2003 and 2002.

Note 6.   Comprehensive Income

                                         Three Months Ended
                                            September 30,
                                           2003      2002
                                         --------  --------
Net earnings                             $194,850  $210,400
Other comprehensive income:
Foreign currency translation
 adjustments                              (63,658)    8,950
Unrealized gains(losses) on
 available-for-sale securities,
 net                                      (47,042)  101,705
                                         --------  --------
Total comprehensive income               $ 84,150  $321,055
                                         ========  ========


Note 7.    Interim Financial Data by Segment

Employer Services, Brokerage Services and Dealer Services are the Company's largest business units. ADP evaluates the performance of its business units based on operating results before interest on corporate funds, foreign currency gains and losses and income taxes. Certain revenues and expenses are charged to business units at a standard rate for management and motivational reasons. Other costs are recorded based on management responsibility. Prior year's business unit revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2004 budgeted foreign exchange rates. In addition, Employer Services' prior year's revenues and earnings before income taxes were adjusted to include interest earned on client funds credited at 4.5%. Prior to fiscal year 2004, Employer Services was credited with interest earned on client funds at 6.0%. Given the decline in interest rates over recent years, the standard rate has been changed to 4.5%. "Other" consists primarily of Claims Services, miscellaneous processing services and corporate. Reconciling items for revenues and earnings before income taxes include foreign exchange differences between the actual foreign exchange rates and the fiscal year 2004 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. The business unit results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

Segment Results (In millions):
                                              Revenues
                                         -------------------
                                         Three Months Ended
                                           September 30,
                                         -------------------
                                           2003        2002
                                         ------      ------
     Employer Services                   $1,110      $1,008
     Brokerage Services                     313         358
     Dealer Services                        211         195
     Other                                  110         116
      Reconciling items:
        Foreign exchange                     (3)        (32)
        Client fund interest                (21)          2
                                         ------      ------
     Total revenues                      $1,720      $1,647
                                         ======      ======

                                           Earnings Before
                                            Income Taxes
                                         ------------------
                                         Three Months Ended
                                            September 30,
                                         ------------------
                                           2003        2002
                                         ------      ------
     Employer Services                   $  206      $  213
     Brokerage Services                      20          56
     Dealer Services                         32          30
     Other                                   41          15
      Reconciling items:
        Foreign exchange                      -          (4)
        Client fund interest                (21)          2
        Cost of capital
         charge                              33          28
                                         ------      ------
     Total earnings before
       income taxes                      $  311      $  340
                                         ======      ======

Note 8. Corporate Investments and Funds Held for Clients

                            September 30, 2003            June 30, 2003
                          ------------------------   -----------------------
                               Cost     Fair Value       Cost    Fair Value
                          -----------  -----------   ----------- -----------
Money market securities
 and other cash
 equivalents:
  Corporate investments  $  1,351,711  $ 1,351,711   $ 1,410,218 $ 1,410,218
  Funds held for clients    1,684,416    1,684,416     2,865,957   2,865,957
                          -----------   ----------   ----------- -----------

Total money market
 securities and other
 cash equivalents           3,036,127    3,036,127     4,276,175   4,276,175
                          -----------  -----------   ----------- -----------

Available-for-sale
 securities:
  Corporate investments       959,616      965,459       917,026     934,125
  Funds held for clients    8,908,653    9,201,191     8,582,958   8,941,792
                          -----------  -----------   ----------- -----------

Total available-for-sale
 securities                 9,868,269   10,166,650     9,499,984   9,875,917
                          -----------  -----------   ----------- -----------

Total corporate investments
 and funds held for
 clients                  $12,904,396  $13,202,777   $13,776,159 $14,152,092
                          ===========  ===========   =========== ===========

All of the Company's marketable securities are considered to be "available-for-sale" at September 30, 2003 and June 30, 2003 and, accordingly, are carried on the Consolidated Balance Sheets at fair value.

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2003 are as follows:

                     Employer   Brokerage   Dealer
                     Services   Services    Services   Other      Total
                    ----------  --------    --------   -----      -----
Balance as of
 June 30, 2003      $1,287,128   $366,775   $215,134  $112,094   $1,981,131

Additions                  823        400          -         -        1,223
Sale of business        (1,315)         -          -         -       (1,315)
Cumulative
 translation
  adjustments          (21,020)    (2,219)      (278)   (3,376)     (26,893)
Other                   (5,198)    (6,455)         -         -      (11,653)
                    ----------   --------   --------  --------   ----------
Balance as of
September 30, 2003  $1,260,418   $358,501   $214,856  $108,718   $1,942,493
                    ==========   ========   ========  ========   ==========

Components of intangible assets are as follows:

                                    September 30,          June 30,
                                        2003                 2003
                                    ----------           ----------
Intangible assets:
 Software licenses                  $  588,876           $  575,440
 Customer contracts and lists          525,069              538,673
 Other                                 411,931              415,986
                                    ----------           ----------
                                     1,525,876            1,530,099
Less accumulated amortization         (877,422)            (860,208)
                                    ----------           ----------
Intangible assets, net              $  648,454           $  669,891
                                    ==========           ==========


Other intangible assets consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and as such are subject to amortization. The weighted-average remaining useful life of the intangible assets is 11 years (2 years for software licenses, 14 years for customer contracts and lists and 14 years for other). Amortization of intangibles totaled $34.3 million and $27.3 million for the three months ended September 30, 2003 and 2002, respectively. Estimated amortization expenses of the Company's existing intangible assets over the remaining nine months of fiscal year 2004 and the succeeding five fiscal years is as follows:

                                   Amount
                                   ------
     2004                        $ 97,064
     2005                         107,252
     2006                          67,601
     2007                          56,936
     2008                          53,514
     2009                          39,418

Note 10.  Short-term Financing

In September 2003, the Company entered into a new $4.5 billion, unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. The Company has had no borrowings through September 30, 2003 under the credit agreements. The new $4.5 billion credit agreement expires in September 2004.

In April 2002, the Company initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at the Company's discretion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. At September 30, 2003 and 2002, there was no commercial paper outstanding. For the three months ended September 30, 2003 and 2002, the Company had average borrowings of $1.1 billion and $1.3 billion, respectively, at an effective weighted average interest rate of 1.0% and 1.8%, respectively. The weighted average maturity of the Company's commercial paper during the three months ended September 30, 2003 was less than two days.

The Company's short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to ten days. At September 30, 2003 and 2002, there were no outstanding repurchase agreements. For the three months ended September 30, 2003 and 2002, the Company had an average outstanding balance of $7.2 million and $8.3 million, respectively, at an average interest rate of 2.5% and 2.8%, respectively.

Note 11.  Commitments and Contingencies

It is not the Company's practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company's products and services as well as other indemnifications entered into in the normal course of business. Historically, there have been no material losses related to such guarantees and indemnifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
----------------------------

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below.

Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees and Brokerage Services' trade processing fees) as well as investment income on payroll funds, tax filing funds and other Employer Services client-related funds. We typically enter into agreements for a fixed fee per transaction (e.g., number of payees). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned.

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

Goodwill. We review the carrying value of all our goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows, our weighted average cost of capital and long-term growth rates for our business. Any significant adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. We have approximately $1.9 billion of goodwill as of September 30, 2003. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our financial statements.

Income taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets, results of IRS and other tax authorities' examinations of our tax returns). Fluctuations in the actual outcome of these future tax consequences could materially impact our financial statements.

RESULTS OF OPERATIONS

ANALYSIS OF CONSOLIDATED OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                           Three Months Ended
                               September 30,
                         -----------------------
                           2003     2002  Change
                           ----     ----  ------

Total revenues           $1,720   $1,647     4%
                         -----------------------

Total expenses           $1,409   $1,307     8%

Earnings before income
 taxes                   $  311   $  340    (9%)
Margin                     18.1%    20.7%
                         -----------------------

Provision for income
 taxes                   $  116   $  130   (10%)
Effective tax rate         37.4%    38.2%
                         -----------------------

Net earnings             $  195   $  210    (7%)
Diluted earnings per
 share                   $ 0.32   $ 0.34    (6%)
                         ----------------------

Our consolidated revenues for the quarter increased 4% to $1.7 billion, primarily due to an increase in Employer Services of 10% to $1.1 billion and an increase at Dealer Services of 8% to $211 million. These increases were offset by a decrease in our Brokerage Services business of 13%, or $45 million. Interest on funds held for clients decreased 8% due to lower interest yields, despite higher average client balances during the period. Our revenue growth continues to be impacted by the weakness in the overall economy, consolidation in the financial services industry, decreased investor communications activity, and lower interest rates.

Earnings before income taxes for the quarter decreased 9% to $311 million driven by decreases in Employer Services and Brokerage Services compared to the prior year. Employer Services' earnings before income taxes declined 3% due to previously announced incremental investments in our products and employer of choice initiatives as well as the integration of acquisitions completed during fiscal year 2003. Brokerage Services declined 64% compared to prior year due to the declines in revenues in the trade processing business, caused primarily by industry consolidations, and lower investor communications activity, particularly mutual fund mailings. Also contributing to the decline in consolidated earnings before income taxes was a decrease in other income of approximately $19 million due primarily to a decrease in interest income on corporate funds.

For the quarter, the effective income tax rate decreased 0.8% to 37.4%, primarily due to a favorable mix in income among foreign and state tax jurisdictions, including the effect of the decline in the Canadian rate.

Net earnings for the quarter decreased 7% to $195 million from $210 million and the related diluted earnings per share decreased 6% to $0.32 per share from $0.34 per share. The decrease in net earnings primarily reflects the decrease in earnings before income taxes slightly offset by a lower effective tax rate. The decrease in diluted earnings per share reflects the decrease in net earnings, partially offset by fewer shares outstanding due to share repurchases throughout fiscal year 2003 which continued into the first quarter of 2004.

ANALYSIS OF BUSINESS SEGMENTS

REVENUES
(In millions)
                            Three Months Ended
                               September 30,
                         -----------------------
                           2003     2002  Change
                           ----     ----  ------

Employer Services        $1,110   $1,008    10%
Brokerage Services          313      358   (13%)
Dealer Services             211      195     8%
Other                       110      116    (5%)
Reconciling items:
  Foreign exchange           (3)     (32)
  Client fund interest      (21)       2
                         ------   ------
Total revenues           $1,720   $1,647     4%
                         ======   ======

EARNINGS BEFORE INCOME TAXES
(In millions)


                          Three Months Ended
                              September 30,
                          --------------------
                          2003    2002  Change
                          ----    ----  ------

Employer Services         $206    $213    (3%)
Brokerage Services          20      56   (64%)
Dealer Services             32      30     9%
Other                       41      15   173%
Reconciling items:
 Foreign exchange            -      (4)
 Client fund interest      (21)      2
 Cost of capital charge     33      28
                          ----    ----
Total earnings before
 income taxes             $311    $340    (9%)
                          ====    ====

Revenues in our Employer Services business increased 10% for the quarter to $1.1 billion as compared to the prior year. Internal revenue growth was approximately 5%. Despite the continued impact of the weak economy, Employer Services continues to grow primarily due to increases in our traditional U.S. payroll and tax businesses of approximately 8%, and strong growth of approximately 19% in our beyond payroll products, including our Professional Employer Organization business. Client retention continues to be strong, improving slightly over last year's record levels. New business sales declined 4% and pays per control, which represents the number of employees on our clients' payrolls, decreased less than .5% compared to last year. Earnings before income taxes in Employer Services decreased 3% for the quarter due primarily to our previously announced incremental investments in our products and employee retention initiatives, and the integration of acquisitions completed during 2003.

Brokerage Services revenues declined 13% for the quarter due to industry consolidations, which impacted trades per day, and reduced discretionary spending and investor communications activity. Trade processing revenues are down due to a 13% decline in average trades per day from 1.43 million to 1.25 million. Revenues per trade also declined due to the change in the mix of retail vs. institutional trades and industry consolidation. Revenues from investor communications are down due to the decline in pieces delivered from 155 million to 145 million. The decline in pieces is primarily due to delayed mutual fund meetings and fewer interim communications. Earnings before income taxes declined 64% in the quarter primarily due to the decline in revenues, particularly in trade processing and mutual fund mailings.

Dealer Services' revenues increased 8% in the quarter compared to the prior year. Growth has been generated by strong client retention and increased revenues in the traditional core business from strong system sales as well as from new businesses, primarily Application Services Provider (ASP) managed services, Networking, and Customer Relationship Management. Earnings before income taxes for the quarter grew by 9% compared to the prior year due primarily to the increase in revenues.

The prior year's business unit revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2004 budgeted foreign exchange rates. In addition, Employer Services' prior year's revenues and earnings before income taxes were adjusted to include interest earned on client funds credited at 4.5%. Prior to fiscal year 2004, Employer Services was credited with interest earned on client funds at 6.0%. Given the decline in interest rates over recent years, the standard rate has been changed to 4.5%. "Other" consists primarily of Claims Services, miscellaneous processing services and corporate.

Reconciling items for revenues and earnings before income taxes include foreign exchange differences between the actual and the fiscal year 2004 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%.

The business unit results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

FINANCIAL CONDITION

Our financial condition and balance sheet remain strong. At September 30, 2003, we had cash and marketable securities of $2.3 billion. Shareholders' equity was approximately $5.3 billion and the ratio of long-term debt to equity was approximately 1.6%.

Capital expenditures for fiscal year 2004 are expected to be approximately $175 million compared to $134 million in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of our liquidity is our net earnings of $195 million for the quarter. Cash flows generated from operations of $164 million for the three months ended September 30, 2003 were down from $237 million in the prior year, due primarily to a decrease in working capital caused by the timing of certain cash activity.

Cash flows used in investing activities totaled $126 million for the three months ended September 30, 2003 and cash flows provided by investing activities totaled $187 million for the three months ended September 30, 2002. The fluctuation between periods is primarily due to the timing of purchases and proceeds from sale of marketable securities, net proceeds from client fund money market securities and the net change in client funds obligations.

Cash flows used in financing activities totaled $97 million for the three months ended September 30, 2003 compared to $677 million in the prior year. The decrease in cash used in financing is primarily due to lower repurchases of common stock of approximately $576 million. We purchased approximately 1.7 million shares of common stock at an average price per share of approximately $39 during the period. As of September 30, 2003, we have remaining Board of Directors authorization to purchase up to 41.8 million additional shares.

During the three months ended September 30, 2003, approximately twenty percent of our overall investment portfolio was invested in cash and cash equivalents, which are impacted almost immediately by changes in short-term interest rates. The other eighty percent of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which are also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold most of these investments until maturity and therefore, fluctuations in interest rates have not had an adverse impact on income or cash flows.

Details regarding our combined corporate investments and funds held for clients portfolios are as follows:

                                           Three Months Ended
(In millions)                                September 30,
                                         ---------------------
                                             2003      2002
Average investment balances at cost:
  Corporate investments                  $ 3,307.2   $ 3,807.9
  Funds held for clients                   9,252.8     7,628.7
                                         ---------   ---------

  Total                                  $12,560.0   $11,436.6
                                         =========   =========


Average interest rates earned
  exclusive of realized gains/
  (losses) on corporate investments
  and funds held for clients (pre-tax)         3.4%        4.5%

Realized gains on available-
  for-sale securities                    $     3.2   $     6.9
Realized losses on available-
  for-sale securities                         (2.1)       (0.9)
                                         ---------   ---------
Net realized gains                       $     1.1   $     6.0
                                         =========   =========

                                       September 30,   June 30,
                                           2003        2003
Unrealized pre-tax gains on
 available-for-sale securities          $   298.4    $   375.9
Total available-for-sale securities     $10,166.7    $ 9,875.9

The earnings impact of future interest rate changes is based on many factors, which influence the return on our portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. This mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of 25 basis points applied to estimated average investment balances for fiscal year 2004 would result in approximately an $11.0 million impact to earnings before income taxes over the twelve-month period.

In September 2003, we entered into a new $4.5 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. We are also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. There have been no borrowings through September 30, 2003 under the credit agreements. The new $4.5 billion credit agreement expires in September 2004.

In April 2002, we initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. We use the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. At September 30, 2003 and 2002, there was no commercial paper outstanding. For the three months ended September 30, 2003 and 2002, the Company had average borrowings of $1.1 billion and $1.3 billion, respectively, at an effective weighted average interest rate of 1.0% and 1.8%, respectively. The weighted average maturity of the Company's commercial paper during the three months ended September 30, 2003 was less than two days.

Our short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to ten days. At September 30, 2003 and 2002, there were no outstanding repurchase agreements. For the three months ended September 30, 2003 we had an average outstanding balance of $7.2 million and $8.3 million, respectively, at an average interest rate of 2.5% and 2.8%, respectively.

OTHER MATTERS

This report and other written or oral statements made from time to time by ADP may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like "expects," "projects," "anticipates," "estimates," "we believe," "could be" and other words of similar meaning, are forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; stock market activity; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

        Exhibit Number                         Exhibit
        --------------                         -------

        31.1 Certification by Arthur F. Weinbach pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

        31.2 Certification by Karen E. Dykstra pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

        32.1         Certification by Arthur F. Weinbach pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2         Certification by Karen E. Dykstra pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b)     Reports on Form 8-K during the fiscal quarter ended September 30, 2003.

        None.



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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                    (Registrant)

Date: November 5, 2003        /s/ Karen E. Dykstra
                              --------------------
                                  Karen E. Dykstra

                             Chief Financial Officer
                             -----------------------
                                     (Title)