Form 10-Q
period 2003-12-31
AUTOMATIC DATA PROCESSING INC
filed 2004-02-03
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 2003    Commission File Number 1-5397
                  -------------------                         --------



                       Automatic Data Processing, Inc.
-----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



 Delaware                                                 22-1467904
-----------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
-----------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
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


As of December 31, 2003 there were 589,910,642 common shares outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                              ---------------------  ----------------------
REVENUES:                           2003       2002        2003        2002
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for clients
 and PEO revenues             $1,636,333 $1,510,396  $3,168,722  $2,986,820

Interest on funds held for
 clients                          82,202     87,762     165,136     177,627

PEO revenues (A)                 108,865     84,837     213,819     165,233
                              ---------- ----------  ----------  ----------

TOTAL REVENUES                 1,827,400  1,682,995   3,547,677   3,329,680
                              ---------- ----------  ----------  ----------

EXPENSES:
Operating expenses               810,300    702,716   1,604,541   1,411,184

Selling, general, and
 administrative expenses         459,293    402,005     886,171     849,958

Systems development and
 programming costs               133,125    121,380     264,879     241,278

Depreciation and amortization     73,609     68,699     148,335     136,383

Other income, net                (14,067)   (35,255)    (32,659)    (72,973)
                              ---------- ----------  ----------  ----------

TOTAL EXPENSES                 1,462,260  1,259,545   2,871,267   2,565,830
                              ---------- ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES     365,140    423,450     676,410     763,850

Provision for income taxes       136,560    161,760     252,980     291,760
                              ---------- ----------  ----------  ----------

NET EARNINGS                  $  228,580 $  261,690  $  423,430  $  472,090
                              ========== ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $     0.39 $     0.44  $     0.71  $     0.78
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $     0.38 $     0.43  $     0.71  $     0.78
                              ========== ==========  ==========  ==========

Basic average shares
 outstanding                     591,685    598,064     593,264     602,418
                              ========== ==========  ==========  ==========

Diluted average shares
 outstanding                     597,624    604,791     599,242     608,783
                              ========== ==========  ==========  ==========

Dividends per common share    $   0.1400 $   0.1200  $   0.2600  $   0.2350
                              ========== ==========  ==========  ==========

(A) Net of pass-through costs of $1,037,864 and $873,488 for the three months ended December 31, 2003 and 2002, respectively, and $1,949,433 and $1,636,867 for the six months ended December 31, 2003 and 2002, respectively.

               See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                 (Unaudited)
                                                 December 31,    June 30,
                                                    2003           2003
                                               ------------- ------------
Assets
------
Current assets:
  Cash and cash equivalents                    $   835,630   $  1,410,218
  Short-term marketable securities                 559,161        595,166
  Accounts receivable, net                         982,726      1,005,833
  Other current assets                             568,735        664,284
                                               -----------   ------------
    Total current assets                         2,946,252      3,675,501

Long-term marketable securities                    854,481        338,959
Long-term receivables                              172,875        180,354
Property, plant and equipment, net                 607,336        614,701
Other assets                                       680,751        565,385
Goodwill                                         1,980,189      1,981,131
Intangible assets, net                             654,499        669,891
                                               -----------   ------------
  Total assets before funds held for clients     7,896,383      8,025,922
Funds held for clients                          16,803,740     11,807,749
                                               -----------   ------------
Total assets                                   $24,700,123   $ 19,833,671
                                               ===========   ============

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                             $   137,802   $    173,988
  Accrued expenses and other liabilities         1,309,740      1,609,665
  Income taxes payable                             217,754        215,130
                                               -----------   ------------
    Total current liabilities                    1,665,296      1,998,783

Long-term debt                                      84,585         84,674
Other liabilities                                  318,938        270,267
Deferred income taxes                              262,401        320,796
Deferred revenues                                  420,098        338,763
                                               -----------   ------------
  Total liabilities before client funds
    obligations                                  2,751,318      3,013,283
Client funds obligations                        16,574,392     11,448,915
                                               -----------   ------------
    Total liabilities                           19,325,710     14,462,198

Shareholders' equity:
  Common stock, $0.10 par value:
    authorized 1,000,000 shares; issued 638,702
    shares                                          63,870         63,870
  Capital in excess of par value                   166,870        211,339
  Retained earnings                              6,982,368      6,710,863
  Treasury stock, at cost: 48,792 and 43,863
    shares, respectively                        (1,940,489)    (1,773,418)
  Accumulated other comprehensive income           101,794        158,819
                                               -----------   ------------
    Total shareholders' equity                   5,374,413      5,371,473
                                               -----------   ------------
Total liabilities and shareholders' equity     $24,700,123   $ 19,833,671
                                               ===========   ============

              See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                         December 31,
                                                       2003        2002
                                                  ----------   ----------
Cash Flows from Operating Activities:
-------------------------------------
Net earnings                                      $  423,430   $  472,090

Adjustments to reconcile net earnings to net cash flows provided by operating activities:

Expenses not requiring outlay of cash                287,813      170,481

Changes in operating net assets                     (154,701)     (26,159)
                                                  ----------   ----------

 Net cash flows provided by operating activities     556,542      616,412
                                                  ----------   ----------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of marketable securities                (3,574,698)  (1,697,556)
Proceeds from sale of marketable securities        2,741,261    2,095,677
Net purchases of client fund money market
 securities                                       (4,965,783)    (618,834)
Net change in client funds obligations             5,125,477      710,534
Capital expenditures                                 (78,017)     (56,936)
Additions to intangibles                             (45,247)     (44,396)
Acquisitions of businesses, net of cash acquired      (2,363)     (38,928)
Proceeds from sale of businesses                       2,049            -
Other                                                  5,308        3,616
                                                  ----------   ----------

 Net cash flows (used in) provided by
  investing activities                              (792,013)     353,177
                                                  ----------   ----------

Cash Flows from Financing Activities:
-------------------------------------
Proceeds from short-term borrowings                      217          766
Payments of debt                                        (985)        (826)
Proceeds from stock purchase plan and exercises
  of stock options                                    75,259       64,419
Repurchases of common stock                         (270,602)    (719,840)
Dividends paid                                      (143,006)    (141,436)
                                                  ----------   ----------

 Net cash flows used in financing activities        (339,117)    (796,917)
                                                  ----------   ----------

Net change in cash and cash equivalents             (574,588)     172,672

Cash and cash equivalents, beginning of period     1,410,218      798,810
                                                  ----------   ----------

Cash and cash equivalents, end of period          $  835,630   $  971,482
                                                  ==========   ==========


              See notes to the consolidated financial statements.

               AUTOMATIC DATA PROCESSING, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    (Unless otherwise noted, amounts in thousands, except per share amounts)
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (ADP or the Company) as of and for the year ended June 30, 2003. The results of operations for the three and six months ended December 31, 2003 may not be indicative of the results to be expected for the year ending June 30, 2004.

Note 2. Adoption of New Accounting Pronouncements

In March 2003, the Emerging Issues Task Force (EITF) published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. Accordingly, the Company has adopted EITF 00-21 effective July 1, 2003. EITF 00-21 did not have a material impact on the Consolidated Financial Statements.

Note 3.    Earnings Per Share (EPS)

                            For the periods ended December 31, 2003
                     -------------------------------------------------------
                         Three months ended              Six months ended
                     --------------------------    -------------------------
                     Net        Average            Net        Average
                     Earnings   Shares    EPS      Earnings   Shares   EPS
                     --------   -------   ---      --------   -------  ---
Basic                $228,580   591,685   $0.39    $423,430   593,264  $0.71

Effect of zero coupon
 subordinated notes       491     1,598                 817     1,602

Effect of stock
  options                   -     4,341                   -     4,376
                     --------   -------            --------   -------

Diluted              $229,071   597,624   $0.38    $424,247   599,242  $0.71
                     ========   =======   =====    ========   =======  ======

                            For the periods ended December 31, 2002
                     --------------------------------------------------------
                         Three months ended              Six months ended
                     --------------------------    --------------------------
                     Net        Average            Net        Average
                     Earnings   Shares    EPS      Earnings   Shares   EPS
                     --------   -------   ---      --------   -------  ---
Basic                $261,690   598,064   $0.44    $472,090   602,418  $0.78

Effect of zero coupon
  subordinated notes      302     1,717                 615     1,757

Effect of stock
  options                   -     5,010                   -     4,608
                     --------   -------            --------   -------

Diluted              $261,992   604,791   $0.43    $472,705   608,783  $0.78
                     ========   =======   =====    ========   =======  ======

Options to purchase 45.8 million and 36.9 million shares of common stock for the three months ended December 31, 2003 and 2002, respectively, and 49.9 million and 37.0 million shares of common stock for the six months ended December 31, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the period and were therefore antidilutive.

Note 4. Fair Value Accounting for Stock-Based Compensation

The Company accounts for its stock option and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). No stock-based employee compensation expense related to the Company's stock option and stock purchase plans is reflected in net earnings, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and for the stock purchase plans the discount does not exceed fifteen percent.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                     Three Months Ended   Six Months Ended
                                        December 31,        December 31,
                                     ------------------  ------------------
                                       2003      2002      2003      2002
                                     --------  --------  --------  --------
Net earnings, as reported            $228,580  $261,690  $423,430  $472,090
Deduct: Total stock-based employee
  compensation expense determined
  using the fair value based method
  for all awards, net of related
  tax effects                         (25,099)  (30,917)  (52,182)  (65,342)
                                     --------  --------  --------  --------

Pro forma net earnings               $203,481  $230,773  $371,248  $406,748
                                     ========  ========  ========  ========

Earnings per share:
  Basic - as reported                   $0.39     $0.44     $0.71     $0.78
                                        =====     =====     =====     =====
  Basic - pro forma                     $0.34     $0.39     $0.63     $0.68
                                        =====     =====     =====     =====

  Diluted - as reported                 $0.38     $0.43     $0.71     $0.78
                                        =====     =====     =====     =====
  Diluted - pro forma                   $0.34     $0.38     $0.62     $0.67
                                        =====     =====     =====     =====


Note 5.    Other Income, net


                                 Three months ended     Six months ended
                                     December 31,          December 31,
                                --------------------   ---------------------
                                   2003       2002       2003      2002
                                   ----       ----       ----      ----
Interest income on corporate
  funds                         $(23,642)   $(34,348)  $(45,742) $(74,052)
Interest expense                   5,351       7,478     10,001    15,454
Realized gains on available-
  for-sale securities             (2,181)     (9,689)    (5,441)  (16,592)
Realized losses on available-
  for-sale securities              6,405       1,304      8,523     2,217
                                --------    --------   --------  --------

Other income, net               $(14,067)   $(35,255)  $(32,659) $(72,973)
                                ========    ========   ========  ========

Proceeds from the sale of available-for-sale securities were $1.8 billion and $1.1 billion for the three months ended December 31, 2003 and 2002, respectively, and $2.7 billion and $2.1 billion for the six months ended December 31, 2003 and 2002, respectively.

Note 6.   Comprehensive Income

                                Three months ended      Six months ended
                                    December 31,           December 31,
                                -------------------    ------------------
                                   2003      2002         2003     2002
                                   ----      ----         ----     ----
Net earnings                    $228,580   $261,690    $423,430  $472,090
Other comprehensive income:
Foreign currency translation
 adjustments                      89,448     30,723      25,790    39,673
Unrealized (losses) gains on
 available-for-sale securities,
 net                             (35,773)    (5,337)    (82,815)   96,368
                                --------   --------    --------  --------
Total comprehensive income      $282,255   $287,076    $366,405  $608,131
                                ========   ========    ========  ========


Note 7.    Interim Financial Data by Segment

Employer Services, Brokerage Services and Dealer Services are the Company's largest business units. ADP evaluates the performance of its business units based on recurring operating results before interest on corporate funds, foreign currency gains and losses and income taxes. Certain revenues and expenses are charged to business units at a standard rate for management and motivation reasons. Other costs are recorded based on management responsibility. Prior year's business unit revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2004 budgeted foreign exchange rates. In addition, Employer Services' prior year's revenues and earnings before income taxes were adjusted to include interest earned on client funds credited at 4.5%. Prior to fiscal year 2004, Employer Services was credited with interest earned on client funds at 6.0%. Given the decline in interest rates over recent years, the standard rate has been changed to 4.5%. "Other" consists primarily of Claims Services, miscellaneous processing services and corporate. Reconciling items for revenues and earnings before income taxes include foreign exchange differences between the actual foreign exchange rates and the fiscal year 2004 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. The business unit results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.


Segment Results (In millions):

                                             Revenues
                           --------------------------------------------
                            Three Months Ended       Six Months Ended
                                December 31,            December 31,
                           -------------------       -----------------
                              2003        2002         2003       2002
                           -------      ------       ------     ------
     Employer Services      $1,159      $1,064       $2,269     $2,072
     Brokerage Services        340         319          653        677
     Dealer Services           218         201          429        397
     Other                     125         137          236        252
      Reconciling items:
        Foreign exchange        11         (33)           8        (65)
        Client fund interest   (26)         (5)         (47)        (3)
                            ------      ------       ------     ------
     Total revenues         $1,827      $1,683       $3,548     $3,330
                            ======      ======       ======     ======


                                 Earnings Before Income Taxes
                           ------------------------------------------
                            Three Months Ended       Six Months Ended
                                December 31,            December 31,
                           -------------------      -----------------
                             2003        2002         2003      2002
                           ------      ------       ------     -----
     Employer Services     $  263      $  268       $  469     $ 481
     Brokerage Services        32          33           53        90
     Dealer Services           37          35           69        64
     Other                     25          67           65        83
      Reconciling items:
        Foreign exchange        2          (5)           2        (9)
        Client fund interest  (26)         (5)         (47)       (3)
        Cost of capital
         charge                32          30           65        58
                           ------      ------       ------     -----
     Total earnings before
       income taxes        $  365      $  423       $  676     $ 764
                           ======      ======       ======     =====

Note 8: Corporate Investments and Funds Held for Clients

                               December 31, 2003          June 30, 2003
                          ------------------------   -------------------------
                               Cost     Fair Value        Cost     Fair Value
                          -----------  -----------   -----------  -----------
Money market securities
 and other cash equivalents:
  Corporate investments   $   835,630  $   835,630   $ 1,410,218  $1,410,218
  Funds held for clients    7,573,861    7,573,861     2,865,957   2,865,957
                          -----------   ----------   -----------  ----------

Total money market
 securities and other
 cash equivalents           8,409,491    8,409,491     4,276,175    4,276,175
                          -----------  -----------   -----------  -----------

Available-for-sale
 securities:
  Corporate investments     1,401,754    1,413,642       917,026      934,125
  Funds held for clients    9,000,531    9,229,879     8,582,958    8,941,792
                          -----------  -----------   -----------  -----------

Total available-for-sale
  securities               10,402,285   10,643,521     9,499,984    9,875,917
                          -----------  -----------   -----------  -----------


Total corporate investments
 and funds held for
 clients                  $18,811,776  $19,053,012   $13,776,159  $14,152,092
                          ===========  ===========   ===========  ===========

All of the Company's marketable securities are considered to be "available-for-sale" at December 31, 2003 and June 30, 2003 and, accordingly, are carried on the Consolidated Balance Sheets at fair value.

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2003 are as follows:

                     Employer   Brokerage   Dealer
                     Services   Services    Services   Other      Total
                    ----------  --------    --------   -----      -----
Balance as of
 June 30, 2003      $1,287,128   $366,775   $215,134  $112,094   $1,981,131

Additions                1,365      1,368          -       276        3,009
Sale of business        (1,315)         -          -         -       (1,315)
Cumulative
 translation
  adjustments            7,993        216         36       332        8,577
Other                   (4,758)    (6,455)         -         -      (11,213)
                    ----------   --------   --------  --------   ----------
Balance as of
December 31, 2003   $1,290,413   $361,904   $215,170  $112,702   $1,980,189
                    ==========   ========   ========  ========   ==========

Components of intangible assets are as follows:

                                    December 31,           June 30,
                                        2003                 2003
                                    ----------           ----------
Intangible assets:
 Software licenses                  $  609,504           $  575,440
 Customer contracts and lists          543,293              538,673
 Other intangibles                     423,114              415,986
                                    ----------           ----------
                                     1,575,911            1,530,099
Less accumulated amortization         (921,412)            (860,208)
                                    ----------           ----------
Intangible assets, net              $  654,499           $  669,891
                                    ==========           ==========

Other intangible assets consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and as such are subject to amortization. The weighted-average remaining useful life of the intangible assets is 11 years (3 years for software licenses, 14 years for customer contracts and lists and 12 years for other). Amortization of intangibles totaled $33.8 million and $27.4 million for the three months ended December 31, 2003 and 2002, respectively, and totaled $68.1 million and $54.7 million for the six months ended December 31, 2003 and 2002, respectively. Estimated amortization expenses of the Company's existing intangible assets over the remaining six months of fiscal year 2004 and the succeeding five fiscal years is as follows:

                                   Amount
                                   ------
     2004                        $ 67,299
     2005                         113,961
     2006                          78,028
     2007                          58,033
     2008                          54,074
     2009                          39,439


Note 10.  Short-term Financing

In September 2003, the Company entered into a new $4.5 billion, unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. The Company has had no borrowings through December 31, 2003 under the credit agreements. The new $4.5 billion credit agreement expires in September 2004.

In April 2002, the Company initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at the Company's discretion. In November 2003, the Company increased the aggregate maturity value of commercial paper available under the program to $4.5 billion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. At December 31, 2003 and 2002, there was no commercial paper outstanding. For the three months ended December 31, 2003 and 2002, the Company had average borrowings of $1.4 billion and $1.3 billion, respectively, at an effective weighted average interest rate of 1.0% and 1.5%, respectively. For the six months ended December 31, 2003 and 2002, the Company had average borrowings of $1.3 billion at an effective weighted average interest rate of 1.0% and 1.6%, respectively. The weighted average maturity of the Company's commercial paper during the quarter and six months ended December 31, 2003 was less than two days.

The Company's short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to ten days. At December 31, 2003 and 2002, there were no outstanding repurchase agreements. For the three months ended December 31, 2003 and 2002, the Company had an average outstanding balance of $20.2 million and $4.9 million, respectively, at an average interest rate of 2.2% and 2.8%, respectively. For the six months ended December 31, 2003 and 2002, the Company had an average outstanding balance of $13.7 million and $6.6 million, respectively, at an average interest rate of 2.2% and 2.8%, respectively.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION
         -----------------------------------------------------------------------

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

We also recognize revenues associated with the sale of software systems and associated software licenses. For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post contract customer support, revenues are recognized ratably over the software license term as objective evidence of the fair values of the individual elements in the sales arrangement does not exist.

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

Goodwill. We review the carrying value of all our goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows, our weighted average cost of capital and long-term growth rates for our business. Any significant adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. We have approximately $2.0 billion of goodwill as of December 31, 2003. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated results of earnings.

Income taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets, results of IRS and other tax authorities' examinations of our tax returns). Fluctuations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

RESULTS OF OPERATIONS

ANALYSIS OF CONSOLIDATED OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                           Three Months Ended          Six Months Ended
                               December 31,                December 31,
                         -----------------------   ----------------------
                           2003     2002  Change    2003     2002  Change
                           ----     ----  ------    ----     ----  ------

Total revenues           $1,827   $1,683     9%    $3,548   $3,330     7%
                         -----------------------   ----------------------

Total expenses           $1,462   $1,260    16%    $2,872   $2,566    12%
                         -----------------------   ----------------------

Earnings before income
 taxes                   $  365   $  423   (14)%   $  676   $  764   (11)%
Margin                     20.0%    25.2%            19.1%    22.9%
                         ------------------------- -----------------------

Provision for income
 taxes                   $  136   $  161   (16)%   $  253   $  292   (13)%
Effective tax rate         37.4%    38.2%            37.4%    38.2%
                         ------------------------- -----------------------

Net earnings             $  229   $  262   (13)%   $  423   $  472   (10)%
Diluted earnings per
 share                   $ 0.38   $ 0.43   (12)%   $ 0.71   $ 0.78    (9)%
                         -----------------------   -----------------------


Our consolidated revenues for the quarter ended December 31, 2003 increased 9% to $1.8 billion, primarily due to an increase in Employer Services of 9% to $1.2 billion, an increase in Brokerage Services of 7% to $340 million and an increase at Dealer Services of 8% to $218 million. Interest income from funds held for clients decreased 6%, due to lower investment yields, despite higher average client fund balances during the period. Our average daily client fund balances were approximately $9.7 billion compared with $8.0 billion for the same quarter last year. Our revenues excluding the impact of acquisitions, primarily ProBusiness Solutions, grew 6% compared with the second quarter last year.

Year-to-date consolidated revenues increased 7% to $3.5 billion primarily due to increases in Employer Services of 9% to $2.3 billion and Dealer Services of 8% to $429 million. These increases were offset by a decrease in Brokerage Services revenues of 4% to $653 million and a decrease in interest income from funds held for clients of 7%, or $12 million, compared to the prior year.

Earnings before income taxes decreased 14% to $365 million for the quarter and decreased 11% to $676 million for the year-to-date period, driven primarily by decreases in Employer Services and Brokerage Services and a decrease in investment yields during the periods. Employer Services' earnings before income taxes declined 2% for the quarter and 3% for the year-to-date period due to previously announced incremental investments in our products and employer of choice initiatives and the integration of acquisitions completed during fiscal year 2003, specifically ProBusiness Solutions which was acquired in June 2003. Brokerage Services earnings before income taxes declined 3% to $32 million for the quarter and 41% to $53 million for the year-to-date period due to the declines in revenues in the trade processing business, caused primarily by continued industry consolidations. Earnings before income taxes during the second quarter in Brokerage Services improved compared to the first quarter of fiscal 2004, due to significant increases in investor communications activity, particularly non-proxy mutual fund mailings as well as higher trading activity in the back office transaction processing business. Other income declined $21 million during the quarter and $40 million for the year-to-date period due to lower yields on investments during the current periods.

For the quarter and year-to-date, the effective income tax rate decreased from 38.2% to 37.4%, primarily due to a favorable mix in income among foreign and state tax jurisdictions, including the effect of the decline in the Canadian rate.

Net earnings for the quarter decreased 13% to $229 million from $262 million and decreased 10% to $423 million from $472 million for the year-to-date period, reflecting the decrease in earnings before income taxes, slightly offset by a lower effective tax rate, during the current periods. Diluted earnings per share for the quarter decreased 12% to $0.38 per share from $0.43 per share and decreased 9% to $0.71 per share from $0.78 per share for the year-to-date period. The decrease in diluted earnings per share in both periods reflects the decrease in net earnings, partially offset by fewer shares outstanding due to share repurchases throughout fiscal year 2003 which continued into the second quarter of 2004.

ANALYSIS OF BUSINESS SEGMENTS

REVENUES

                         Three Months Ended        Six Months Ended
                            December 31,              December 31,
                        -----------------------  -----------------------
                          2003     2002  Change    2003     2002  Change
                        ------   ------  ------  ------   ------  ------
  Employer Services     $1,159   $1,064    9%    $2,269   $2,072    9%
  Brokerage Services       340      319    7        653      677   (4)
  Dealer Services          218      201    8        429      397    8
  Other                    125      137   (9)       236      252   (7)
  Reconciling items
    Foreign exchange        11      (33)              8      (65)
    Client fund interest   (26)      (5)            (47)      (3)
                        ------   ------          ------   ------
  Total revenues        $1,827   $1,683    9%    $3,548   $3,330    7%
                        ======   ======          ======   ======

EARNINGS BEFORE INCOME TAXES

                          Three Months Ended         Six Months Ended
                              December 31,             December 31,
                        -----------------------  ------------------------
                          2003     2002  Change    2003     2002   Change
                          ----     ----  ------    ----     ----   ------
  Employer Services     $  263   $  268    (2)%  $  469   $  481     (3)%
  Brokerage Services        32       33    (3)       53       90    (41)
  Dealer Services           37       35     6        69       64      7
  Other                     25       67   (63)       65       83    (21)
  Reconciling items
    Foreign exchange         2       (5)              2       (9)
    Client fund interest   (26)      (5)            (47)      (3)
    Cost of capital
       charge               32       30              65       58
                        ------   ------          ------   ------
  Total earnings before
    income taxes        $  365   $  423   (14)%  $  676   $  764    (11)%
                        ======   ======          ======   ======

Revenues in our Employer Services business increased 9% for both the quarter and the year-to-date period as compared to the prior year. Internal revenue growth was approximately 5% for the quarter and the year-to-date period. Employer Services continues to grow primarily due to increases in our traditional U.S. payroll and tax businesses of approximately 9% for the quarter and year-to-date, and strong growth of approximately 15% for the quarter and 17% year-to-date in our beyond payroll products, including our Professional Employer Organization business. Client retention continues to be strong over last year's record retention levels, improving 0.5% for the quarter and 0.7% for the year-to-date period. Pays per control, which represents the number of employees on our clients' payrolls, remained flat for the quarter and year-to-date period in North America. Pays per control in our European businesses is still declining, with individual countries ranging from flat to down 3% compared to last year. New business sales increased 2% for the quarter, which is our first quarterly increase since the first quarter of fiscal 2003. Earnings before income taxes in Employer Services decreased 2% for the quarter and 3% year-to-date due primarily to our previously announced incremental investments in our products and employee retention initiatives, and the integration of acquisitions completed during fiscal 2003.

Brokerage Services revenues increased 7% for the quarter and declined 4% for the year-to-date period ended December 31, 2003. The 7% increase in revenues during the second quarter compares to a 13% decrease during the first quarter of fiscal year 2004. The increase in revenue for the quarter ended December 31, 2003 was primarily due to an increase in certain investor communication activity, particularly non-proxy mutual fund mailings due to the increased communications related to the recent mutual fund industry regulatory oversight. Revenues from investor communications activity increased as pieces delivered in the quarter rose 22% from 133 million to 161 million. Year-to-date pieces delivered increased 6% from 288 million to 306 million. The increase in revenues was offset by the decline in trade processing revenues for the quarter and year-to-date period despite a 1% increase in average trades per day during the quarter ended December 31, 2003. The year-to-date average trades per day are down 6% from 1.36 million to 1.28 million. Revenues per trade have declined 9% for the quarter and year to date period, which reflects the effects of the continuing industry consolidation offset by higher retail versus institutional mix of trades. Earnings before income taxes declined 3% for the quarter and 41% for the year-to-date period ended December 31, 2003, due primarily to the decline in trade processing revenues during the year.

Dealer Services' revenues increased 8% for both the quarter and year-to-date periods ended December 31, 2003. Growth has been generated by strong client retention and increased revenues in the traditional core business from strong system sales as well as from new products, primarily Application Services Provider (ASP) managed services, Networking, and Customer Relationship Management. Earnings before income taxes for the quarter and year-to-date period grew 6% and 7%, respectively, primarily due to the increased revenues. Earnings growth for the quarter is slightly lower than the year-to-date revenue growth rate due to the previously announced incremental investments in our products.

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

FINANCIAL CONDITION

Our financial condition and balance sheet remain strong. At December 31, 2003, we had cash and marketable securities of $2.2 billion. Shareholders' equity was approximately $5.4 billion and the ratio of long-term debt to equity was approximately 1.6%.

Capital expenditures for fiscal year 2004 are expected to be approximately $175 million compared to $134 million in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of our liquidity is our net earnings of $423 million for the six months ended December 31, 2003. Cash flows generated from operations of $557 million for the six months ended December 31, 2003 were down from $616 million in the prior year, due primarily to a decrease in net earnings and a decrease in working capital caused by the timing of certain cash activity.

Cash flows used in investing activities were $792 million for the six months ended December 31, 2003 compared with cash flows provided by investing activities of $353 million for the prior year. The fluctuation between periods is primarily due to the timing of purchases and proceeds from sale of marketable securities, net purchases of client fund money market securities and the net change in client funds obligations.

Cash flows used in financing activities totaled $339 million for the six months ended December 31, 2003 compared to $797 million in the prior year. The decrease in cash used in financing is primarily due to lower repurchases of common stock of approximately $449 million. We purchased approximately 7.1 million shares of common stock at an average price per share of approximately $38 during the period. As of December 31, 2003, we have remaining Board of Directors authorization to purchase up to 36.4 million additional shares.

During the six months ended December 31, 2003, approximately twenty percent of our overall investment portfolio was invested in cash and cash equivalents, which are impacted almost immediately by changes in short-term interest rates. The other eighty percent of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which are also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold most of these investments until maturity and therefore, fluctuations in interest rates have not had an adverse impact on earnings or cash flows.

Details regarding our combined corporate investments and funds held for clients portfolios are as follows:

                                Three months ended        Six months ended
                                 December 31,               December 31,
                              ---------------------   ------------------------
                                   2003        2002        2003        2002
                                   ----        ----        ----        ----
Average investment balances
 at cost:
  Corporate investments       $  3,677.3   $ 3,465.5   $ 3,492.8  $ 3,596.4
  Funds held for clients         9,736.5     7,997.3     9,494.7    7,813.3
                              --- ------   ---------   ---------  ---------

  Total                       $ 13,413.8   $11,462.8   $12,987.5  $11,409.7
                              ==========   =========   =========  =========


Average interest rates earned
 exclusive of realized gains
 (losses) for the total
  combined corporate investments
  and funds held for clients'
  portfolios (pre-tax)              3.2%        4.2%        3.3%       4.4%

Realized gains on available-
  for-sale securities         $     2.2    $    9.7    $    5.4   $   16.6
Realized losses on available-
  for-sale securities              (6.4)       (1.3)       (8.5)      (2.2)
                              ---------    --------    --------   --------

Net realized (losses) gains   $    (4.2)   $    8.4    $   (3.1)  $   14.4
                              =========    ========    ========   ========

                                             December 31,      June 30,
                                                2003             2003
                                             -----------      ---------
Unrealized pre-tax gains on available-for-
 sale securities, net                        $   241.2        $   375.9
Total available-for-sale securities          $10,643.5        $ 9,875.9

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

In September 2003, we entered into a new $4.5 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided to the syndicated financial institutions prior to borrowing. We are also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to fund normal business operations, if necessary. There have been no borrowings through December 31, 2003 under the credit agreements. The new $4.5 billion credit agreement expires in September 2004.

In April 2002, we initiated a short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at our discretion. In November 2003, the Company increased the aggregate maturity value of commercial paper available under the program to $4.5 billion. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. We use the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. At December 31, 2003 and 2002, there was no commercial paper outstanding. For the three months ended December 31, 2003 and 2002, the Company had average borrowings of $1.4 billion and $1.3 billion, respectively, at an effective weighted average interest rate of 1.0% and 1.5%, respectively. For the six months ended December 31, 2003 and 2002, the Company had average borrowings of $1.3 billion at an effective weighted average interest rate of 1.0% and 1.6%, respectively. The weighted average maturity of the Company's commercial paper during the three and six months ended December 31, 2003 was less than two days.

Our short-term financing is sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to ten days. At December 31, 2003 and 2002, there were no outstanding repurchase agreements. For the three months ended December 31, 2003 the Company had an average outstanding balance of $20.2 million and $4.9 million, respectively, at an average interest rate of 2.2% and 2.8%, respectively. For the six months ended December 31, 2003 and 2002, the Company had an average outstanding balance of $13.7 million and $6.6 million, respectively, at an average interest rate of 2.2% and 2.8%, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 retains the disclosure requirements of the original statement and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefits plans and other defined benefit postretirement plans. The interim period disclosures required by SFAS 132 will be effective for the Company for the quarter ended March 31, 2004. The annual financial statement disclosures will be effective for the Company for the fiscal year ended June 30, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the description in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 of the litigation involving Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc. and Dealer Computer Services, Inc. (collectively, "UCS"). On November 11, 2003, the arbitration panel appointed by the District Court entered an Award in favor of the Company and its co-defendants. The Award denied all relief to UCS. The Award has been affirmed and adopted by the District Court as a final judgment of the Court. Plaintiffs have stated they intend to appeal the judgment and have filed a motion for a new trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of the Stockholders was held on November 11, 2003. There were present at the meeting, either in person or by proxy, holders of 493,276,704 common stockholders. The following members were elected to the Company's Board of Directors to hold office for the ensuing year. The votes cast for each director were as follows:

Nominee                  For             Withheld
-------                  ---             --------
Gregory D. Brenneman     462,886,101   30,390,603
Leslie A. Brun           486,594,039    6,682,665
Gary C. Butler           486,449,600    6,827,104
Joseph A. Califano, Jr.  477,058,234   16,218,470
Leon G. Cooperman        479,548,519   13,728,185
Ann Dibble Jordan        479,574,690   13,702,014
Harvey M. Krueger        479,149,639   14,127,065
Frederic V. Malek        469,716,537   23,560,167
Henry Taub               486,367,527    6,909,177
Arthur F. Weinbach       484,312,082    8,964,622
Josh S. Weston           486,222,931    7,053,773

The results of the voting on the additional items indicated below was as follows:

(a) To approve amendments to the Company's 2000 Key Employees' Stock Option Plan to increase by 35,000,000 shares the number of shares of common stock of the Company that may be acquired upon the exercise of options that may be granted to participants under such plans and to permit option grants to non-employee directors. The votes of the stockholders on this ratification were as follows:

         For              Against         Abstained      Broker
         -----------      -----------     ---------      ------
         296,254,646      101,415,625     5,546,210      90,060,223

(b) To approve an amendment to the Company's Employee Savings-Stock Purchase Plan to increase by 10,000,000 shares the number of shares of common stock of the Company that may be acquired by employees under such plan. The votes of the stockholders on this ratification were as follows:

         For              Against         Abstained      Broker
         -----------      ----------      ---------      ------
         352,366,948      46,831,505      4,013,052      90,065,199

   (c) To approve the Company's 2003 Director Stock Plan, which provides for the grant of restricted stock units in lieu of the annual cash retainer. The votes of the stockholders on this ratification were as follows:

        For              Against         Abstained      Broker
        -----------      ----------      ---------      ------
        349,848,492      48,779,881      4,587,656      90,060,675

   (d) To ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the fiscal year that began on July 1, 2003. The votes of the stockholders on this ratification were as follows:


        For              Against         Abstained      Broker
        -----------      ----------      ---------      ------
        471,198,274      18,840,317      3,238,113      0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)   Exhibits

        Exhibit Number                         Exhibit
        --------------                         -------

        10.4         2000 Stock Option Plan

        10.5         Amended and Restated Employees' Savings-Stock Purchase
                     Plan

        10.6         2003 Director Stock Plan

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


(b) Reports on Form 8-K filed during the fiscal quarter ended December 31, 2003.

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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                    (Registrant)

Date: February 3, 2004         /s/ Karen E. Dykstra
                              ----------------------
                                 Karen E. Dykstra

                             Chief Financial Officer
                             ----------------------
                                     (Title)