Form 10-Q
period 2004-03-31
AUTOMATIC DATA PROCESSING INC
filed 2004-05-10
CIK 8670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2004    Commission File Number 1-5397
                  ----------------                         --------



                       Automatic Data Processing, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



 Delaware                                                 22-1467904
-----------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)


 One ADP Boulevard, Roseland, New Jersey                       07068
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  (973) 974-5000
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



As of March 31, 2004 there were 590,468,033 common shares outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                  Automatic Data Processing, Inc. and Subsidiaries
                         Consolidated Statements of Earnings
                   (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Nine Months Ended
                                      March 31,              March 31,
                              ---------------------  ----------------------
REVENUES:                           2004       2003        2004        2003
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for clients
 and PEO revenues             $1,894,672 $1,704,454  $5,063,394  $4,691,274

Interest on funds held for
 clients                          96,531     99,108     261,667     276,735

PEO revenues (A)                 130,232    102,216     344,051     267,449
                              ---------- ----------  ----------  ----------

TOTAL REVENUES                 2,121,435  1,905,778   5,669,112   5,235,458
                              ---------- ----------  ----------  ----------

EXPENSES:
Operating expenses               944,373    796,580   2,548,914   2,207,764

Selling, general, and
 administrative expenses         487,410    412,793   1,373,581   1,262,751

Systems development and
 programming costs               144,824    123,401     409,703     364,679

Depreciation and amortization     77,185     67,503     225,520     203,886

Other income, net                (11,997)   (27,499)    (44,656)   (100,472)
                              ---------- ----------  ----------  ----------

TOTAL EXPENSES                 1,641,795  1,372,778   4,513,062   3,938,608
                              ---------- ----------  ----------  ----------

EARNINGS BEFORE INCOME TAXES     479,640    533,000   1,156,050   1,296,850

Provision for income taxes       179,390    203,610     432,370     495,370
                              ---------- ----------  ----------  ----------

NET EARNINGS                  $  300,250 $  329,390  $  723,680  $  801,480
                              ========== ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $     0.51 $     0.55  $     1.22  $     1.33
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $     0.50 $     0.54  $     1.21  $     1.32
                              ========== ==========  ==========  ==========

Basic average shares
 outstanding                     591,210    600,217     592,575     601,737
                              ========== ==========  ==========  ==========

Diluted average shares
 outstanding                     599,479    605,340     599,127     607,911
                              ========== ==========  ==========  ==========

Dividends per common share    $   0.1400 $   0.1200  $   0.4000  $   0.3550
                              ========== ==========  ==========  ==========

(A) Net of pass-through costs of $1,136,832 and $904,391 for the three months ended March 31, 2004 and 2003, respectively, and $3,086,265 and $2,541,258 for the nine months ended March 31, 2004 and 2003, respectively.

                See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                                (Unaudited)
                                                 March 31,      June 30,
Assets                                             2004            2003
------                                         -----------    -----------
Current assets:
  Cash and cash equivalents                    $   855,928    $ 1,410,218
  Short-term marketable securities                 369,930        595,166
  Accounts receivable, net                       1,086,229      1,005,833
  Other current assets                             524,484        664,284
                                               -----------    -----------
    Total current assets                         2,836,571      3,675,501

Long-term marketable securities                  1,070,971        338,959
Long-term receivables                              170,299        180,354
Property, plant and equipment, net                 615,314        614,701
Other assets                                       710,695        565,385
Goodwill                                         2,161,301      1,981,131
Intangible assets, net                             730,703        669,891
                                               -----------    -----------
  Total assets before funds held for clients     8,295,854      8,025,922
Funds held for clients                          17,129,627     11,807,749
                                               -----------    -----------
Total assets                                   $25,425,481    $19,833,671
                                               ===========    ===========


Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                             $   165,001    $   173,988
  Accrued expenses and other liabilities         1,412,001      1,609,665
  Income taxes payable                             250,079        215,130
                                               -----------    -----------
       Total current liabilities                 1,827,081      1,998,783

Long-term debt                                      82,049         84,674
Other liabilities                                  309,551        270,267
Deferred income taxes                              295,289        320,796
Deferred revenue                                   426,482        338,763
                                               -----------    -----------
  Total liabilities before client funds
    obligations                                  2,940,452      3,013,283
Client funds obligations                        16,860,331     11,448,915
                                               -----------    -----------
  Total liabilities                             19,800,783     14,462,198

Shareholders' equity:
  Common stock, $0.10 par value:
   authorized 1,000,000 shares; issued 638,702
   shares                                           63,870         63,870
  Capital in excess of par value                    93,662        211,339
  Retained earnings                              7,197,543      6,710,863
  Treasury stock, at cost: 48,235 and 43,863
   shares, respectively                         (1,887,842)    (1,773,418)
  Accumulated other comprehensive income           157,465        158,819
                                               -----------    -----------
    Total shareholders' equity                   5,624,698      5,371,473
                                               -----------    -----------
Total liabilities and shareholders' equity     $25,425,481    $19,833,671
                                               ===========    ===========



               See notes to the consolidated financial statements.

               Automatic Data Processing, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                                          March 31,
                                                       2004        2003
                                                  -----------------------
Cash Flows From Operating Activities:
-------------------------------------

Net earnings                                      $  723,680   $  801,480

Adjustments to reconcile net earnings to net cash flows provided by operating activities:

Expenses not requiring outlay of cash                427,663      276,464

Changes in operating net assets                      (19,377)      88,448
                                                  ----------   ----------

 Net cash flows provided by operating activities   1,131,966    1,166,392
                                                  ----------   ----------

Cash Flows From Investing Activities:
-------------------------------------

Purchases of marketable securities                (5,978,737)  (2,828,261)
Proceeds from sale of marketable securities        3,762,755    3,012,380
Net purchases of client fund money market
 securities                                       (3,867,491)  (1,310,516)
Net change in client funds obligations             5,394,417    1,554,373
Capital expenditures                                (125,028)     (85,164)
Additions to intangibles                            (111,036)     (64,916)
Acquisitions of businesses, net of cash acquired    (228,823)     (99,759)
Proceeds from sale of businesses                       5,294            -
Other                                                  7,726        4,394
                                                  ----------   ----------

 Net cash flows (used in) provided by
  investing activities                            (1,140,923)     182,531
                                                  ----------   ----------

Cash Flows From Financing Activities:
-------------------------------------

Proceeds from short-term borrowings                      325          864
Payments of debt                                      (1,201)      (1,254)
Proceeds from stock purchase plan and exercises
 of stock options                                    116,116       71,649
Repurchases of common stock                         (435,113)    (817,104)
Dividends paid                                      (225,460)    (213,228)
                                                  ----------   ----------

 Net cash flows used in financing activities        (545,333)    (959,073)
                                                  ----------   ----------

Net change in cash and cash equivalents             (554,290)     389,850

Cash and cash equivalents, beginning of period     1,410,218      798,810
                                                  ----------   ----------

Cash and cash equivalents, end of period          $  855,928   $1,188,660
                                                  ==========   ==========



              See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
    (Unless otherwise noted, amounts in thousands, except per share amounts)
                                   (Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (ADP or the Company) as of and for the year ended June 30, 2003. The results of operations for the three and nine months ended March 31, 2004 may not be indicative of the results to be expected for the year ending June 30, 2004.

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

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 (revised) retains the disclosure requirements of the original statement and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other defined benefit postretirement plans. The interim period disclosures required by SFAS 132 are effective for the Company for the third quarter ended March 31, 2004 and are included in Note 11, herein. The annual financial statement disclosures will be effective for the Company for the fiscal year ended June 30, 2004.

Note 3.    Earnings Per Share (EPS)

                               For the periods ended March 31, 2004
                      ----------------------------------------------------
                          Three Months Ended         Nine Months Ended
                      ------------------------    ------------------------
                      Net       Average           Net       Average
                      Earnings  Shares    EPS     Earnings  Shares    EPS
                      --------  -------   ---     --------  -------   ---

Basic                 $300,250  591,210  $0.51    $723,680  592,575  $1.22

Effect of zero coupon
 subordinated notes        322    1,548              1,140    1,585

Effect of stock
 options                     -    6,721                  -    4,967
                      --------  -------           --------  -------

Diluted               $300,572  599,479  $0.50    $724,820  599,127  $1.21
                      ========  =======  =====    ========  =======  =====

                             For the periods ended March 31, 2003
                      ----------------------------------------------------
                        Three Months Ended           Nine Months Ended
                      -------------------------   ------------------------
                      Net       Average           Net        Average
                      Earnings  Shares    EPS     Earnings   Shares   EPS
                      --------  -------   ---     --------   -------  ---

Basic                 $329,390  600,217   $0.55   $801,480   601,737 $1.33

Effect of zero coupon
 subordinated notes        293    1,639                908     1,718

Effect of stock
 options                     -    3,484                  -     4,456
                      --------  -------           --------   -------

Diluted               $329,683  605,340   $0.54   $802,388   607,911 $1.32
                      ========  =======   =====   ========   ======= =====

Options to purchase 32.5 million and 41.1 million shares of common stock for the three months ended March 31, 2004 and 2003, respectively, and 32.8 million and
40.5 million shares of common stock for the nine months ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the period.

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

                                     Three Months Ended   Nine Months Ended
                                          March 31,            March 31,
                                     ------------------  ------------------
                                       2004       2003      2004     2003
                                     --------  --------  --------  --------
Net earnings, as reported            $300,250  $329,390  $723,680  $801,480
Deduct: Total stock-based employee
  compensation expense determined
  using the fair value based method
  for all awards, net of related
  tax effects                         (29,147)  (28,851)  (81,329)  (93,722)
                                     --------  --------  --------  --------
Pro forma net earnings               $271,103  $300,539  $642,351  $707,758
                                     ========  ========  --------  --------

Earnings per share:
  Basic - as reported                   $0.51     $0.55     $1.22     $1.33
                                        =====     =====     =====     =====
  Basic - pro forma                     $0.46     $0.50     $1.08     $1.18
                                        =====     =====     =====     =====

  Diluted - as reported                 $0.50     $0.54     $1.21     $1.32
                                        =====     =====     =====     =====
  Diluted - pro forma                   $0.45     $0.50     $1.07     $1.17
                                        =====     =====     =====     =====

Note 5.    Other Income, net

                                 Three Months Ended     Nine Months Ended
                                      March 31,             March 31,
                                --------------------  --------------------
                                   2004        2003       2004       2003
                                   ----        ----       ----       ----
Interest income on corporate
  funds                         $(13,521)   $(21,529) $ (59,263) $ (95,581)
Interest expense                   1,965       2,198     11,966     17,652
Realized gains on available-
  for-sale securities             (1,775)     (9,365)    (7,216)   (25,957)
Realized losses on available-
  for-sale securities              1,334       1,197      9,857      3,414
                                --------    --------   --------  ---------

Other income, net               $(11,997)   $(27,499) $ (44,656) $(100,472)
                                ========    ========  =========  =========

Proceeds from sales of available-for-sale securities were $1.0 billion and $0.9 billion for the three months ended March 31, 2004 and 2003, respectively, and $3.8 billion and $3.0 billion for the nine months ended March 31, 2004 and 2003, respectively.

Note 6.   Comprehensive Income

                                Three Months Ended      Nine Months Ended
                                     March 31,               March 31,
                                -------------------    ------------------
                                   2004       2003        2004      2003
                                   ----       ----        ----      ----
Net earnings                    $300,250   $329,390    $723,680  $801,480
Other comprehensive income:
Foreign currency translation
 adjustments                      27,667     42,691      53,457    82,364
Unrealized gains(losses) on
 available-for-sale securities,
 net                              28,004     (4,182)    (54,811)   92,186
                                --------   --------    --------  --------
Total comprehensive income      $355,921   $367,899    $722,326  $976,030
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

Segment Results (In millions):

                                             Revenues
                           -------------------------------------------
                            Three Months Ended       Nine Months Ended
                                 March 31,               March 31,
                           -------------------      ------------------
                             2004        2003         2004       2003
                           ------      ------       ------     -------

     Employer Services     $1,366      $1,240       $3,635     $3,312
     Brokerage Services       452         401        1,105      1,078
     Dealer Services          226         209          655        605
     Other                     99          96          335        348
      Reconciling items:
        Foreign exchange       29         (21)          37        (86)
        Client fund interest  (51)        (19)         (98)       (22)
                            -----      ------       ------     ------
     Total revenues        $2,121      $1,906       $5,669     $5,235
                           ======      ======       ======     ======

                                 Earnings Before Income Taxes
                           -------------------------------------------
                            Three Months Ended       Nine Months Ended
                                 March 31,               March 31,
                           -------------------     -------------------
                             2004        2003         2004      2003
                           ------      ------      -------    --------

     Employer Services     $  385      $  411      $   854    $  892
     Brokerage Services        68          45          121       134
     Dealer Services           39          36          108       101
     Other                      2          40           67       123
      Reconciling items:
        Foreign exchange        3          (6)           5       (15)
        Client fund interest  (51)        (19)         (98)      (22)
        Cost of capital
         charge                34          26           99        84
                           ------      ------       ------    ------
     Total earnings before
       income taxes        $  480      $  533       $1,156    $1,297
                           ======      ======       ======    ======

Note 8. Corporate Investments and Funds Held for Clients

                                March 31, 2004             June 30, 2003
                          ------------------------   ------------------------
                               Cost     Fair Value        Cost     Fair Value
                          -----------  -----------   -----------  -----------
Money market securities
 and other cash equivalents:
  Corporate investments   $   855,928  $   855,928   $ 1,410,218  $ 1,410,218
  Funds held for clients    6,592,536    6,592,536     2,865,957    2,865,957
                          -----------   ----------   -----------  -----------

Total money market
 securities and other
 cash equivalents           7,448,464    7,448,464     4,276,175    4,276,175
                          -----------  -----------   -----------  -----------

Available-for-sale
  securities:
  Corporate investments     1,424,225    1,440,901       917,026      934,125
  Funds held for clients   10,267,795   10,537,091     8,582,958    8,941,792
                          -----------  -----------   -----------  -----------

Total available-for-sale
  securities               11,692,020   11,977,992     9,499,984    9,875,917
                          -----------  -----------   -----------  -----------

Total corporate investments
 and funds held for
 clients                  $19,140,484  $19,426,456   $13,776,159  $14,152,092
                          ===========  ===========   ===========  ===========

All of the Company's marketable securities are considered to be "available-for-sale" at March 31, 2004 and June 30, 2003 and accordingly, are carried on the Consolidated Balance Sheets at fair value.

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2004 are as follows:

                     Employer   Brokerage   Dealer
                     Services   Services    Services   Other      Total
                     --------   ---------   --------   -----      -----

Balance as of
 June 30, 2003      $1,287,128   $366,775   $215,134  $112,094   $1,981,131
Additions                8,804      1,514     78,747    81,975      171,040
Sales of businesses     (1,315)         -          -    (1,088)      (2,403)
Cumulative
 translation
  adjustments           20,626      1,952        187       792       23,557
Other                   (5,569)    (6,455)         -         -      (12,024)
                    ----------   --------   --------  --------   ----------
Balance as of
 March 31, 2004     $1,309,674   $363,786   $294,068  $193,773   $2,161,301
                    ==========   ========   ========  ========   ==========

Components of intangible assets are as follows:

                                      March 31,            June 30,
                                        2004                 2003
                                    ----------           ----------
Intangible assets:
 Software licenses                  $  706,723           $  575,440
 Customer contracts and lists          581,859              538,673
 Other intangibles                     391,728              415,986
                                    ----------           ----------
                                     1,680,310            1,530,099
Less accumulated amortization         (949,607)            (860,208)
                                    ----------           ----------
Intangible assets, net              $  730,703           $  669,891
                                    ==========           ==========

Other intangible assets consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and as such are subject to amortization. The weighted-average remaining useful life of the intangible assets is 10 years (3 years for software licenses, 14 years for customer contracts and lists and 12 years for other). Amortization of intangibles totaled $36.5 million and $28.1 million for the three months ended March 31, 2004 and 2003, respectively, and totaled $104.6 million and $82.8 million for the nine months ended March 31, 2004 and 2003, respectively. Estimated amortization expenses of the Company's existing intangible assets over the remaining three months of fiscal year 2004 and the succeeding five fiscal years is as follows:

                                   Amount
                                   ------
     2004                        $ 38,639
     2005                         139,386
     2006                         102,583
     2007                          81,386
     2008                          74,013
     2009                          48,506

Note 10.  Short-term Financing

In September 2003, the Company entered into a new $4.5 billion, unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to provide funding for general corporate purposes, if necessary. The Company has had no borrowings through March 31, 2004 under the credit agreement. The new $4.5 billion credit agreement expires in September 2004.

In April 2002, the Company initiated a U.S. short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at the Company's discretion. In November 2003, the Company increased the aggregate maturity value of commercial paper available under the program to $4.5 billion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. The Company uses the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. At March 31, 2004 and 2003, there was no commercial paper outstanding. For the three months ended March 31, 2004 and 2003, the Company had average borrowings of $0.2 billion and $0.3 billion, respectively, at an effective weighted average interest rate of 1.0% and 1.3%, respectively. For the nine months ended March 31, 2004 and 2003, the Company had average borrowings of $0.9 billion for both periods, at an effective weighted average interest rate of 1.0% and 1.6%, respectively. The weighted average maturity of the Company's commercial paper during the quarter and nine months ended March 31, 2004 was less than two days for both periods.

The Company's U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to ten days. At March 31, 2004 and 2003, there were no outstanding repurchase agreements. For the three months ended March 31, 2004 and 2003, the Company had an average outstanding balance of $35.2 million and $3.4 million, respectively, at an average interest rate of 1.9% and 3.0%, respectively. For the nine months ended March 31, 2004 and 2003, the Company had an average outstanding balance of $20.8 million and $5.5 million, respectively, at an average interest rate of 2.1% and 2.8%, respectively.

Note 11.  Pension Plans

The components of net pension expense were as follows:

                              Three months ended      Nine months ended
                                   March 31               March 31
                             ---------------------   -------------------
                                 2004        2003       2004        2003
                             --------     --------   --------   --------
Service Cost- benefits
 earned during the period    $  5,743     $  6,373   $ 17,230   $ 19,118
Interest cost on projected
 benefits                       8,422        7,803     25,267     23,408
Expected return on plan
 assets                       (12,624)     (12,628)   (37,873)   (37,882)
Net amortization and
 deferral                       2,549          307      7,646        922
                             --------     --------   --------   --------
Net pension expense          $  4,090     $  1,855   $ 12,270   $  5,566
                             ========     ========   ========   ========

For the nine months ending March 31, 2004, the Company made contributions of $56.3 million to the pension plans.

Note 12.  Commitments and Contingencies

It is not the Company's practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company's products and services as well as other indemnification arrangements entered into in the normal course of business. Historically, there have been no material losses related to such guarantees or indemnification arrangements.

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

Goodwill. We review the carrying value of all our goodwill in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows, our weighted average cost of capital and long-term growth rates for our business. Any significant adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. We have approximately $2.2 billion of goodwill as of March 31, 2004. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated results of earnings.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

                             Three Months Ended        Nine Months Ended
                                  March 31,                March 31,
                         -----------------------   ------------------------
                           2004     2003  Change    2004      2003   Change
                           ----     ----  ------    ----      ----   ------

Total revenues           $2,121   $1,906    11%    $5,669   $5,235      8%
                         ------------------------  -----------------------

Total expenses           $1,641   $1,373    20%    $4,513   $3,938     15%
                         ------------------------  -----------------------

Earnings before income
 taxes                   $  480   $  533   (10%)   $1,156   $1,297    (11%)
Margin                     22.6%    28.0%            20.4%    24.8%
                         -----------------------   -----------------------

Provision for income
 taxes                   $  180   $  204   (12%)   $  432   $  496    (13%)
Effective tax rate         37.4%    38.2%            37.4%    38.2%
                         -----------------------   -----------------------

Net earnings             $  300   $  329    (9%)   $  724   $  801    (10%)
Diluted earnings per
 share                   $ 0.50  $ 0.54     (7%)   $ 1.21   $ 1.32     (8%)
                         ------------------------  -----------------------

Our consolidated revenues for the quarter ended March 31, 2004 increased 11% to $2.1 billion, primarily due to an increase in Employer Services of 10% to $1.4 billion, an increase in Brokerage Services of 13% to $452 million and an increase in Dealer Services of 8% to $226 million. Revenue growth for the quarter was also favorably impacted by the fluctuations in the foreign currency exchange rates. Interest income from funds held for clients decreased 3%, due to lower investment yields, despite higher average client fund balances during the period. Our average daily client fund balances were approximately $13.3 billion, compared with $10.4 billion for the same quarter last year. Our revenues excluding the impact of acquisitions, primarily ProBusiness Services, Inc., grew 8% compared with the third quarter last year.

Year-to-date consolidated revenues increased 8% to $5.7 billion primarily due to increases in Employer Services of 10% to $3.6 billion, Dealer Services of 8% to $655 million and Brokerage Services of 2% to $1.1 billion. Revenue growth for the year-to-date period was also favorably impacted by the fluctuations in the foreign currency exchange rates. These increases were offset by a decrease in interest income from funds held for clients of 5%, or $15 million, compared to the prior year, due to lower investment yields.

Earnings before income taxes decreased 10% to $479 million for the quarter primarily due to a decrease in earnings before incomes taxes at Employer Services and a decrease in investment yields during the period, offset by an increase in earnings before income taxes at Brokerage Services. Earnings before income taxes decreased 11% to $1.2 billion for the year-to-date period primarily due to decreases in Employer Services and Brokerage Services and a decrease in investment yields during the period. Employer Services' earnings before income taxes declined 6% for the quarter and 4% for the year-to-date period due to previously announced incremental investments in our products and services and employer of choice initiatives and the integration of acquisitions completed during fiscal year 2003, specifically ProBusiness Services Inc., which was acquired in June 2003. Brokerage Services earnings before income taxes increased 50% to $68 million for the quarter on higher revenues driven by increased investor communications activity, higher trade volume and higher retail versus institutional mix. Brokerage Services earnings before income taxes decreased 10% to $121 million for the year-to-date period due to the year-to-date decline in revenues in the trade processing business, caused primarily by continued industry consolidation. Other income declined $16 million during the quarter and $56 million for the year-to-date period due to lower interest rates on corporate funds and a decrease in the amount of realized gains on our available-for-sale securities during the current periods.

For the quarter and year-to-date, the effective income tax rate decreased from 38.2% to 37.4%, primarily due to a favorable mix in income among foreign and state tax jurisdictions.

Net earnings for the quarter decreased 9% to $300 million from $329 million and decreased 10% to $724 million from $801 million for the year-to-date period, reflecting the decrease in earnings before income taxes, slightly offset by a lower effective tax rate, during the current periods. Diluted earnings per share for the quarter decreased 7% to $0.50 per share from $0.54 per share and decreased 8% to $1.21 per share from $1.32 per share for the year-to-date period. The decrease in diluted earnings per share in both periods reflects the decrease in net earnings, partially offset by fewer shares outstanding due to share repurchases throughout fiscal year 2003 which continued into the third quarter of 2004.

Analysis of Business Segments

Revenues
                          Three Months Ended          Nine Months Ended
                               March 31,                  March 31,
                        -----------------------    -----------------------
                          2004      2003 Change      2004      2003 Change
                        ------    ------ ------    ------    ------ ------

Employer Services       $1,366    $1,240   10%     $3,635    $3,312   10%
Brokerage Services         452       401   13%      1,105     1,078    2%
Dealer Services            226       209    8%        655       605    8%
Other                       99        96    4%        335       348   (4%)
Reconciling items:
 Foreign exchange           29       (21)              37       (86)
 Client fund interest      (51)      (19)             (98)      (22)
                        ------    ------           ------    ------
Total revenues          $2,121    $1,906   11%     $5,669    $5,235    8%
                        ======    ======           ======    ======

Earnings Before Income Taxes

                          Three Months Ended          Nine Months Ended
                               March 31,                  March 31,
                          ---------------------    ------------------------
                          2004    2003   Change      2004      2003  Change
                          ----    ----   ------    ------    ------  ------

Employer Services         $385    $411    (6%)     $  854    $  892    (4%)
Brokerage Services          68      45    50%         121       134   (10%)
Dealer Services             39      36    10%         108       101     8%
Other                        2      40   (95%)         67       123   (45%)
Reconciling items:
 Foreign exchange            3      (6)                 5       (15)
 Client fund interest      (51)    (19)               (98)      (22)
 Cost of capital charge     34      26                 99        84
                          ------------             ----------------
Total earnings before
 income taxes             $480    $533   (10%)     $1,156    $1,297   (11%)
                          ============             ================

Revenues in our Employer Services business increased 10% for both the quarter and the year-to-date period as compared to the prior year. Internal revenue growth was approximately 6% for the quarter and 5% for the year-to-date period. Employer Services continues to grow primarily due to increases in our traditional U.S. payroll and tax businesses of approximately 11% for the quarter and 9% for the year-to-date period, and strong growth of approximately 16% for the quarter and 17% year-to-date in our beyond payroll products, including our Professional Employer Organization business. Client retention continues to be strong, improving more than 1.5% for the quarter over last year's record retention levels, and 1.0% for the year-to-date period. Pays per control, which represents the number of employees on our clients' payrolls, increased 0.6% for the quarter and 0.1% for the year-to-date period in the United States. Pays per control in our European businesses is still declining, with individual countries ranging from flat to down 2% compared to last year. New business sales, which represents the annualized revenues anticipated from new sales orders, increased 10% for the quarter, which is our first double-digit quarterly increase in three years. Earnings before income taxes in Employer Services decreased 6% for the quarter and 4% year-to-date due primarily to our previously announced incremental investments in our products and services and employer of choice initiatives, and the integration of acquisitions, primarily ProBusiness Services, Inc., completed during fiscal 2003.

Brokerage Services revenues increased 13% for the quarter and 2% for the year-to-date period ended March 31, 2004. The increase in revenues for the quarter and year-to-date period ended March 31, 2004 is primarily due to an increase in certain investor communication activity, higher trade volume and higher retail versus institutional mix of trades, offset by the decline in the average revenue per trade. Year-to-date revenue growth was also impacted by industry consolidation. Investor communications pieces delivered increased 25% in the quarter from 217 million to 271 million and 14% for the year-to-date period from 505 million to 577 million. The increase in the quarterly and year-to-date investor communication activity primarily relates to the increase in the amount of non-proxy mutual fund mailings related to the recent mutual fund industry regulatory oversight. For the quarter, the average trades per day increased 22% from 1.24 million to 1.52 million and the average revenue per trade decreased 9%. For the year-to-date period, the average trades per day increased 3% from 1.33 million to 1.36 million and the average revenue per trade decreased 10%. The average revenue per trade is generally impacted by our client mix and volume processed under tier pricing agreements. Earnings before income taxes increased 50% for the quarter due to the increased scale on higher volumes in our back office trading business. Earnings before income taxes for the year-to-date period declined 10% primarily due to the year-to-date decline in revenues of our back office business mainly due to the effects of industry consolidation.

Dealer Services' revenues increased 8% for both the quarter and year-to-date periods ended March 31, 2004. Growth has been generated by strong client retention and increased revenues in the traditional core business from strong system sales as well as from new products, primarily application services provider (ASP) managed services, networking, and customer relationship management. Earnings before income taxes for the quarter and year-to-date period grew 10% and 8%, respectively, primarily due to the increased revenues.

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

FINANCIAL CONDITION

Our financial condition and balance sheet remain strong. At March 31, 2004, we had cash and marketable securities of $2.3 billion. Shareholders' equity was approximately $5.6 billion and the ratio of long-term debt to equity was approximately 1.5%.

Capital expenditures for fiscal year 2004 are expected to be approximately $190 to $200 million compared to $134 million in fiscal year 2003. The expected amount of capital expenditures increased from the previous forecast of $175 million due to the decision to acquire versus lease a building in the fourth quarter of fiscal 2004 for approximately $20 million.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of our liquidity is our net earnings of $724 million for the nine months ended March 31, 2004. Cash flows generated from operations for the nine months ended March 31, 2004 decreased $34 million from the prior year, primarily due to a decrease in net earnings and a decrease in working capital caused by the timing of certain cash funding activity.

Cash flows used in investing activities were $1.1 billion for the nine months ended March 31, 2004 compared with cash flows provided by investing activities of $0.2 billion for the prior year. The fluctuation between periods is primarily due to the timing of purchases and proceeds from sale of marketable securities, net purchases of client fund money market securities and the net change in client funds obligations. In addition, the Company acquired 5 businesses during the year-to-date period ending March 31, 2004 for approximately $229 million, net of cash acquired.

Cash flows used in financing activities totaled $545 million for the nine months ended March 31, 2004 compared to $959 million in the prior year. The decrease in cash used in financing is primarily due to lower repurchases of common stock of approximately $382 million. We purchased approximately 10.9 million shares of common stock at an average price per share of $39.74 during the nine months ended March 31, 2004. As of March 31, 2004, we have remaining Board of Directors authorization to purchase up to 32.5 million additional shares.

During the nine months ended March 31, 2004, approximately twenty-five percent of our overall investment portfolio was invested in cash and cash equivalents, which are impacted almost immediately by changes in short-term interest rates. The other seventy-five percent of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which are also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold most of these investments until maturity.

Details regarding our combined corporate investments and funds held for clients portfolios are as follows:

                                Three Months Ended       Nine Months Ended
                                     March 31,               March 31,
                                -------------------     -------------------
                                    2004       2003        2004       2003
                                    ----       ----        ----       ----
Average investment balances
 at cost:
  Corporate investments         $  2,494    $ 2,812     $ 3,166    $ 3,395
  Funds held for clients          13,316     10,445      10,766      8,692
                                --------    -------     -------    -------

  Total                         $ 15,810    $13,257     $13,932    $12,087
                                ========    =======     =======    =======


Average interest rates earned
 exclusive of realized gains
 (losses) for the total
 combined corporate investments
 and funds held for clients'
 portfolios (pre-tax)                2.9%       3.7%        3.1%       4.1%

Realized gains on available-
  for-sale securities           $    1.8    $   9.4     $   7.2    $  26.0
Realized losses on available-
  for-sale securities               (1.4)      (1.2)       (9.8)      (3.4)
                                --------    -------     -------    -------

Net realized gains (losses)     $    0.4    $   8.2     $  (2.6)   $  22.6
                                ========    =======     =======    =======

                                              March 31,     June 30,
                                                2004          2003
                                             ---------     ---------
Unrealized pre-tax gains on available-for-
 sale securities                             $   286.0     $   375.9
Total available-for-sale securities          $11,978.0     $ 9,875.9

The earnings impact of future interest rate changes is based on many factors, which influence the return on our portfolio. These factors include, among others, the overall portfolio mix between short-term and long-term investments. This mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in interest rates of 25 basis points applied to estimated average investment balances for fiscal year 2004 would result in approximately an $11.0 million impact to earnings before income taxes over the next twelve-month period.

In September 2003, we entered into a new $4.5 billion unsecured revolving credit agreement with certain financial institutions, replacing an existing $4.0 billion credit agreement. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay a facility fee on the credit agreement. The primary uses of the credit facility are to provide liquidity to the unsecured commercial paper program and to provide funding for general corporate purposes, if necessary. There have been no borrowings through March 31, 2004 under the credit agreement. The new $4.5 billion credit agreement expires in September 2004.

In April 2002, we initiated a U.S. short-term commercial paper program providing for the issuance of up to $4.0 billion in aggregate maturity value of commercial paper at our discretion. In November 2003, the Company increased the aggregate maturity value of commercial paper available under the program to $4.5 billion. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality investment grade securities. Maturities of commercial paper can range from overnight to 270 days. We use the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations. At March 31, 2004 and 2003, there was no commercial paper outstanding. For the three months ended March 31, 2004 and 2003, the Company had average borrowings of $0.2 billion and $0.3 billion, respectively, at an effective weighted average interest rate of 1.0% and 1.3%, respectively. For the nine months ended March 31, 2004 and 2003, the Company had average borrowings of $0.9 billion for both periods, at an effective weighted average interest rate of 1.0% and 1.6%, respectively. The weighted average maturity of the Company's commercial paper during the three and nine months ended March 31, 2004 was less than two days for both periods.

The Company's U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to ten days. At March 31, 2004 and 2003, there were no outstanding repurchase agreements. For the three months ended March 31, 2004 and 2003, the Company had an average outstanding balance of $35.2 million and $3.4 million, respectively, at an average interest rate of 1.9% and 3.0%, respectively. For the nine months ended March 31, 2004 and 2003, the Company had an average outstanding balance of $20.8 million and $5.5 million, respectively, at an average interest rate of 2.1% and 2.8%, respectively.

NEW ACCOUNTING PRONOUNCEMENT

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). SFAS 132 (revised) retains the disclosure requirements of the original statement and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other defined benefit postretirement plans. The interim period disclosures required by SFAS 132 are effective for the Company for the third quarter ended March 31, 2004 and are included in Note 11, herein. The annual financial statement disclosures will be effective for the Company for the fiscal year ended June 30, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1. Legal Proceedings

Reference is made to the description in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 of the litigation involving Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc. and Dealer Computer Services, Inc. (collectively, "UCS"). On November 11, 2003, the arbitration panel appointed by the District Court entered an Award in favor of the Company and its co-defendants. The Award denied all relief to UCS. The Award has been affirmed and adopted by the District Court as a final judgment of the Court. On March 12, 2004, the plaintiffs filed an appeal of the final judgment, which appeal is now pending before the Texas Court of Appeals.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities (1)


                         (a)         (b)        (c)                 (d)
                                              Total number of  Maximum number
                                              shares purchased of shares that
                                              as part of the   may yet be
                                              publicly         purchased
                     Total                    announced        under the
                     number of  Average       common stock     common stock
                     shares     price paid    repurchase       repurchase
                     purchased  per share (3) plan             plan
Period

January 1, 2004 to   1,063,638      $41.80    1,000,000        35,404,700
January 31, 2004

February 1, 2004 to  1,361,200      $43.31    1,360,000        34,044,700
February 28, 2004

March 1, 2004 to     1,521,497      $41.86    1,521,000        32,523,700
                     ---------                ---------
March 31, 2004

Total                3,946,335 (2)            3,881,000

(1) In March 2001, the Company received the Board of Directors' approval to repurchase up to 50 million shares of the Company's common stock. In November 2002, the Company received the Board of Directors' approval to repurchase an additional 35 million shares of the Company's common stock. There is no expiration date for the common stock repurchase plan.

(2) During 2004, pursuant to the terms of the Company's restricted stock program, the Company (i) made repurchases of 63,638 shares during January 2004 and 497 shares during March 2004 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 1,200 shares during February 2004 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Company.

(3) The average price per share does not include the repurchases described in 2(ii) of the proceeding footnote.

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


(b) Reports on Form 8-K filed during the fiscal quarter ended March 31, 2004.

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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                    (Registrant)

Date: May 10, 2004              /s/ Karen E. Dykstra
                                --------------------
                                    Karen E. Dykstra

                             Chief Financial Officer
                             -----------------------
                                     (Title)