Form 10-K
AUTOMATIC DATA PROCESSING INC
filed 2004-08-30
CIK 8670

_______________________________________________________________________________

                                 FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  x   No _____
                                                                  -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last trading day of the Registrant's most recently completed second fiscal quarter was approximately $23,366,360,530. On August 24, 2004, there were 584,153,997 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2004 Annual Report to Stockholders.Parts I, II & IV Portions of the Registrant's Proxy Statement for Annual Meeting
of Stockholders to be held on November 9, 2004.                         Part III
________________________________________________________________________________

                                 Part I

Item 1.  Business

         Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries "ADP" or the "Registrant"), is one of the largest providers of computerized transaction processing, data communication and information services in the world. For financial information by segment and by geographic area, see Note 14 of the "Notes to Consolidated Financial Statements" contained in ADP's 2004 Annual Report to Stockholders, which information is incorporated herein by reference. The Registrant's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP's activities.

Employer Services

         Employer Services offers a comprehensive range of payroll processing, human resource ("HR") and benefit administration products and services, including traditional and Web-based outsourcing solutions, that help over 478,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia staff, manage, pay and retain their employees. Employer Services markets these products and services through its direct marketing sales force and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants. In fiscal 2004, 86% of Employer Services' revenues were from the United States, 10% were from Europe, 3% were from Canada and 1% was from South America (primarily Brazil), Australia and Asia.

United States and Canada

         Employer Services' approach to the market is to match a client's needs with the product that will best meet expectations. To facilitate this approach, in the United States and Canada, Employer Services is comprised of the following groups: Small Business Services ("SBS") (primarily companies with fewer than 50 employees); Major Accounts Services (primarily companies with between 50 and 999 employees); and National Account Services (primarily companies with 1,000 or more employees).

         SBS processes payroll for smaller companies and provides them with leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Accounts Services and National Account Services offer a full suite of best-of-breed employer services solutions, including full database and other functional integration between payroll and HR, for clients ranging from mid-sized through many of the world's largest corporations. In fiscal 2004, ADP continued to integrate into National Account Services its fiscal 2003 acquisition of ProBusiness Services, Inc., a provider of comprehensive payroll, payroll tax filing and HR processing services to large companies in the United States.

         In some cases, ADP provides system solutions for its clients' entire payroll, human resource and benefits needs. Through ADP Connection(R) (in the United States), and by using current product import capabilities (in Canada), ADP can enable its largest clients to interface their major enterprise resource planning applications with ADP's outsourced payroll services. For those companies that choose to process these applications in-house, ADP currently delivers stand-alone services such as payroll tax filing, check printing and distribution and year-end tax statements (i.e., form W-2) in the United States.

Other large clients rely on ADP to design and deliver customized human resource information systems and benefit outsourcing solutions. For its largest clients, ADP in fiscal 2004 augmented its existing capabilities by entering into the HR business processing outsourcing market with the introduction of its comprehensive outsourcing services business solution.

         In the United States and Canada, ADP provides payroll services that include the preparation of client employee paychecks and electronic direct deposits, along with supporting journals, summaries and management reports.
In the United States, ADP also supplies the quarterly and annual social security, medicare and federal, state and local income tax withholding reports required to be filed by employers and employees, and analogous services are provided in the Canadian market.

         ADP's Tax and Financial Services business in the United States and its money movement business in Canada process and collect federal, state, provincial and local payroll taxes on behalf of, and from, ADP clients and remit such taxes to the appropriate taxing authorities. ADP's Tax and Financial Services business in the United States and its money movement business in Canada are also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, ADP's TotalPay(R) payroll check (ADPCheck(TM)), full service direct deposit (FSDD) and, in conjunction with major bank partners, stored value payroll card (TotalPay(R) Card) products and the collection and payment of wage garnishments. In the United States and Canada, these businesses support large, mid-sized and small clients and provide an electronic interface between approximately 379,000 ADP clients and about 2,000 federal, state, provincial and local tax agencies, from the Internal Revenue Service and Canada Revenue Agency, to local town governments. In fiscal 2004, ADP's Tax and Financial Services business in the United States and its money movement business in Canada together processed and delivered over 48 million year-end tax statements to its clients' employees (i.e., form W-2 in the United States and analogous statements in Canada) and approximately 37.5 million remittances and employer payroll tax returns, and moved approximately $780 billion in client funds to taxing authorities and its clients' employees via electronic transfer, direct deposit and ADPCheck.

         ADP's HR services, by interfacing with a client's payroll database, provide comprehensive HR recordkeeping services, including benefit administration and outsourcing, applicant tracking, employee history and position control. ADP's Benefit Services provides benefit administration across all market segments, including management of the open enrollment of benefits, COBRA and flexible spending account administration, Section 529 College Savings Plan administrative services and 401(k) recordkeeping.

         In the United States, ADP TotalSource(R), ADP's professional employer organization ("PEO") business, provides clients with comprehensive employment administration outsourcing solutions, including payroll, payroll tax filing, employee background checks, HR guidance, 401(k) plan administration, benefit administration, regulatory compliance services, workers' compensation insurance and supplemental benefits for employees. ADP TotalSource(R), the second largest PEO in the U.S. (based on the number of worksite employees), has 30 offices located in sixteen states and serves over 4,200 PEO clients and approximately 94,000 work-site employees in all 50 states.

         ADP complements its payroll, payroll tax and HR services with additional employer services that include products such as time and labor management, pre-employment screening and selection services, substance abuse testing and unemployment compensation management. ADP's Tax Credit Services business provides job tax credit services that assist employers in the identification of, and filing for, special tax credits based on geography, demographics and other criteria. In fiscal 2004, ADP also expanded its service offerings in the United States by acquiring substantially all of the assets of ClinNet Solutions, LLC, a provider of occupational health services, including substance abuse testing programs, information and data management services, safety training, accident investigation, and clinic management services.

Outside the United States and Canada

         The continued increase in the number of multi-national companies makes payroll and human resource management services a global opportunity. In Europe, ADP is the leading provider of payroll (including full departmental outsourcing) and various HR benefit administration services. Employer Services is present in eight countries in Europe: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland and the United Kingdom; it also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In those ten countries, approximately nine million employees received a payslip produced by ADP or one of its systems during fiscal 2004. In South America (primarily Brazil), Australia and Asia, Employer Services provides full departmental outsourcing of payroll services. In fiscal 2004, in order to address the continued growth in demand for integrated global payroll and HR administration solutions, ADP expanded its alliance with SAP AG, which began in 2001 as an ADP offering within Australia and Asia of a payroll and HR administration solution based on SAP's technology, to create a global offering for multi-national companies.

Brokerage Services

         Brokerage Services provides transaction processing services, desktop productivity applications and investor communications services to the financial services industry worldwide. ADP's products and services include: (i) global order entry, trade processing and settlement systems that enable firms to trade virtually any financial instrument, in any market, at any time; (ii) full-service investor communications services including: electronic delivery and Web solutions; workflow services; financial, offset, and on-demand printing; proxy distribution and vote processing; householding; regulatory mailings; fulfillment; and customized communications; (iii) automated, browser-based desktop productivity tools for financial consultants and back office personnel; and (iv) integrated delivery of multiple products and services through ADP's Global Processing Solution(SM).

         Brokerage Services serves a large client base in the financial services industry, including: retail and institutional brokerage firms; global banks; mutual funds; annuity companies; institutional investors; specialty trading firms; clearing firms; and publicly owned corporations. Brokerage Services provides securities transaction processing, printing and electronic distribution of shareholder communications and other services to clients in more than 16 countries in North America, Europe, Asia and Australia. Brokerage Services also provides computerized proxy vote tabulation and shareholder communication, distribution and fulfillment services, including Web-enabled products and services. In fiscal 2004, ADP served approximately 13,000 United States publicly traded companies and 450 mutual funds and annuity companies with proxy services on behalf of more than 850 brokerage firms and banks. In fiscal 2004, Brokerage Services received ISO 9001:2000 certification, an international standard for the highest quality, for its vote processing, production operations, print operations and client services systems.

         On June 22, 2004, ADP entered into a definitive agreement to acquire the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation. The transaction is subject to regulatory review and is expected to close before the end of calendar year 2004. When completed, this acquisition will further Brokerage Services' business process outsourcing strategy by positioning ADP to provide both retail and institutional broker clients an integrated solution that encompasses Brokerage Processing Services (Service Bureau), Operations Outsourcing and Clearing Services. On July 21, 2004, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the transaction.

Dealer Services

         Dealer Services provides integrated dealer management computer systems (such a system is also known in the industry as a "DMS") and other business solutions to automotive, heavy truck, and powersports (i.e., motorcycle, marine and recreational) vehicle retailers and their manufacturers throughout North America and Europe. More than 17,000 automotive, heavy truck and powersports dealers use ADP's DMS, networking solutions, data integration, consulting and/or marketing services.

         Dealer Services offers its dealership clients a turnkey service package that includes computer hardware, hardware maintenance services, licensed software, software support, system design and network consulting services. Dealer Services also offers its clients Web-enabled business solutions, "front-end" dealership sales process and business development training services, consulting services, software products and customer relationship management solutions (CRM). Clients use an ADP DMS to manage business activities such as accounting, inventory, factory communications, scheduling, vehicle financing, insurance, sales and service. Dealer Services also designs, establishes and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations (for larger dealers), as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle locating, dealership customer credit application submission and decisioning, vehicle repair estimation and acquisition of vehicle registration and lien holder information. Dealer Services also offers an Application Service Provider (ASP) managed services solution to its dealership clients in which the clients outsource all information technology management, computing and network infrastructure, technology decisions and system support to Dealer Services.

         In fiscal 2004, Dealer Services entered the powersports market segment with the acquisition of ProQuest Business Solutions' DMS business. ADP also acquired EDS's Automotive Retail Group, which provides dealer management systems to nearly 1,000 automotive retailers, most of which are General Motors and Saturn retailers.

Claims Services

         Claims Services offers integrated business solutions for clients in the property and casualty insurance, auto collision repair and auto recycling industries. These products help clients manage costs and improve efficiency and accelerate the claims review and settlement process. These products and services include (i) claims management applications, such as automated collision repair estimating, total loss vehicle valuation, first notice of loss, dispatch and assignment, claims audit, claims payment and alternative parts locating, that streamline the end-to-end claims process, (ii) body shop and auto recycler management systems and auto recycler alternative parts locating solutions, (iii) other applications, databases and management information tools and services that enhance and optimize the claims process and (iv) insurance broker risk management and insurance distribution services that help clients create, update and manage insurance policies. In fiscal 2004, Claims Services also entered an important adjacent market - insurance distribution services - by acquiring ABZ Group B.V., a leading provider of Web-based services to the insurance industry in the Netherlands. These distribution services, which consist of applications, databases and networks, link insurers with insurance brokers to facilitate the efficient delivery of insurance and financial products. Claims Services also acquired majority ownership of a joint venture that serves the Mexican market.

Markets and Marketing Methods

         All of ADP's services are offered broadly across North America and Europe. Some services within the Employer Services and Brokerage Services business units are also offered in Australia and Asia, and Employer Services also provides services in South America (primarily Brazil).

         None of ADP's major business groups have a single homogenous client base or market. For example, Brokerage Services serves a large client base in the financial services industry, including retail and institutional firms, banks and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves truck, powersports (i.e., motorcycle, marine and recreational), and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but it also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers, brokerage clients and insurance clients. While concentrations of clients exist, no one client or industry group is material to ADP's overall revenues.

         None of ADP's businesses are overly sensitive to price changes. Economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP's services. In fiscal 2004, despite the continued impact of weak economic conditions, Employer Services continued to grow, primarily due to the increase in its United States payroll and payroll tax businesses, including strong growth in its "beyond payroll" products, and improved client retention; Brokerage Services grew as a consequence of the increased volume in its investor communication services resulting from increased communications relating to recent mutual fund regulatory activity and increased trading activity; Dealer Services grew due to new product growth in its traditional business; however, the growth of ADP's business units was offset by the decline in interest rates over the past year, which resulted in a decrease in investment income on our client and corporate funds.

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

Clients and Client Contracts

         ADP provides its services to approximately 550,000 clients. In fiscal 2004, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

         ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time (up to two weeks) for an SBS client to a longer period (generally six to twelve months) for a National Account Services or Dealer Services client with multiple deliverables.

         ADP's average client retention is estimated at more than 8 years in Employer Services and is 10 or more years in Brokerage Services and Dealer Services, and does not vary significantly from period to period.

         ADP's services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. Discounts, rebates and promotions offered by ADP to clients are not material.

Systems Development and Programming

         During the fiscal years ended June 30, 2004, 2003 and 2002, ADP invested $704 million, $604 million and $535 million, respectively, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

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

Number of Employees

         ADP employed approximately 42,000 persons as of June 30, 2004.

Item 2.  Properties

         ADP leases space for 20 of its principal processing centers. In addition, ADP leases numerous other operational offices and sales offices. All of these leases, which aggregate approximately 6,700,000 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2018. ADP owns 15 of its processing facilities, other operational offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,430,000 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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

         The Registrant and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. ("DSI") are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, "UCS"), which lawsuit has since been tried before an arbitration panel in June 2003. This lawsuit alleges trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Registrant through its acquisition of DSI. UCS sought injunctive relief and damages of $56 million. On November 11, 2003, the arbitration panel appointed by the District Court entered an Award in favor of the DSI and its co-defendants. The Award denied all relief to UCS. The Award has been affirmed and adopted by the District Court as a final judgment of the Court. On March 12, 2004, the plaintiffs filed an appeal of the final judgment, which appeal is now pending before the Texas Court of Appeals. The Registrant believes that the judgment of the District Court was correct and that the Registrant should prevail.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                             Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         See "Market Price, Dividend Data and Other" contained in the Registrant's 2004 Annual Report to Stockholders, which information is incorporated herein by reference. As of August 24, 2004, the Registrant had 38,331 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

         On March 25, 2004, the Registrant issued 11,607 shares of its Common Stock in respect of an earnout paid to a company in accordance with an asset purchase agreement dated November 30, 2000, pursuant to which the Registrant acquired substantially all of the assets of such company. The Registrant issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in
Section 4(2) of such Act relating to sales by an issuer not involving a public offering.

         Issuer Purchases of Equity Securities

                                   (a)                    (b)                     (c)                    (d)
                                                                            Total Number of
                                                                          Shares Purchased as     Maximum Number of
                                                                         Part of the Publicly    Shares that may yet
                                                                           Announced Common      be Purchased under
                             Total Number of       Average Price Paid      Stock Repurchase       the Common Stock
         Period              Shares Purchased        per Share (3)             Plan (1)          Repurchase Plan (1)

April 1, 2004 to April
30, 2004                         765,852                 $44.23                 765,000              31,758,700

May 1, 2004 to May 31,
2004                            1,333,781                $44.58                1,329,900             30,428,800

June 1, 2004 to June
30, 2004                        2,756,357                $43.88                2,750,000             27,678,800

Total                         4,855,990 (2)                                    4,844,900


(1) In March 2001, the Registrant received the Board of Directors' approval to repurchase up to 50 million shares of the Registrant's common stock. In November 2002, the Registrant received the Board of Directors' approval to repurchase an additional 35 million shares of the Registrant's common stock. There is no expiration date for the common stock repurchase plan.

(2) During 2004, pursuant to the terms of the Registrant's restricted stock program, the Registrant (i) made repurchases of 852 shares during April 2004, 3,881 shares during May 2004 and 1,557 shares during June 2004 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Registrant instead of cash and (ii) made purchases of 4,800 shares during June 2004 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Registrant.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Item 6.  Selected Financial Data

         See "Selected Financial Data" contained in the Registrant's 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         See "Management's Discussion and Analysis" contained in the Registrant's 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         See "Management's Discussion and Analysis - Financial Condition, Liquidity and Capital Resources" contained in the Registrant's 2004 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements described in Item 15(a)1 hereof are incorporated herein.

         The following supplementary data is incorporated herein by reference:

         Quarterly Financial Results (unaudited) for the two years ended June 30, 2004 (see Note 15 of the "Notes to Consolidated Financial Statements" contained in ADP's 2004 Annual Report to Stockholders)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A.  Controls and Procedures

         The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

         There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                              Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

         The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:

                                                                                                       Employed by
        Name                           Age                         Position                            ADP Since
--------------------                   ---                   -----------------------                   ------------

James B. Benson                        59                    Vice President, General                       1977
                                                             Counsel and Secretary

Richard C. Berke                       59                    Vice President, Human                         1989
                                                             Resources

Gary C. Butler                         57                    President and Chief                           1975
                                                             Operating Officer

Raymond L. Colotti                     58                    Vice President and                            1995
                                                             Treasurer

Richard J. Daly                        51                    Group President,                              1989
                                                             Brokerage Services

G. Harry Durity                        57                    Vice President,                               1994
                                                             Worldwide Business
                                                             Development

Karen E. Dykstra                       45                    Chief Financial Officer                       1981

John Hogan                             56                    Group President,                              1993
                                                             Brokerage Services

Campbell B. Langdon                    43                    President,                                    2000
                                                             Tax, Financial and Time
                                                             Management Services

S. Michael Martone                     56                    Group President, Employer                     1987
                                                             Services

Peter Op de Beeck                      48                    President,                                    1998
                                                             Claims Solutions Group

Dan Sheldon                            48                    Vice President,                               1984
                                                             Corporate Controller


George I. Stoeckert                    56                    President, Employer                           1991
                                                             Services - International

Arthur F. Weinbach                     61                    Chairman and                                  1980
                                                             Chief Executive Officer


         Messrs. Benson, Berke, Butler, Colotti, Daly, Durity, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

         Karen E. Dykstra joined ADP in 1981. Prior to her promotion to Chief Financial Officer in 2003, she served as Vice President, Finance from 2001 to 2003, Vice President and Controller from 1998 to 2001 and Assistant Corporate Controller from 1996 to 1998.

         Campbell B. Langdon joined ADP in 2000 as Vice President, Strategic Development. In 2003, he was promoted to President, Tax, Financial and Time Management Services. Prior to joining ADP, he was a partner of McKinsey & Company and had been associated with that firm for 11 years.

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

         George I. Stoeckert joined ADP in 1991. Prior to his promotion to President, Employer Services International in 2003, he served as President - Major Accounts Services Division, Employer Services from 1995 to 2003.

         Each of ADP's executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors of the Registrant

         See "Election of Directors" in the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

         See "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Code of Ethics

         ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP's website at www.adp.com under "Ethics" in the "About ADP" section.

Item 11.  Executive Compensation

         See "Compensation of Executive Officers" and "Election of Directors" in the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         See "Election of Directors - Security Ownership of Certain Beneficial Owners and Managers" and "Compensation of Executive Officers - Equity Compensation Plan Information" in the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         See "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

         See "Independent Registered Public Accounting Firms' Fees" in the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)1.    Financial Statements

         The following reports and consolidated financial statements of the Registrant contained in the Registrant's 2004 Annual Report to Stockholders are also included in Part II, Item 8:

         Statements of Consolidated Earnings - years ended June 30, 2004, 2003 and 2002

         Consolidated Balance Sheets - June 30, 2004 and 2003

         Statements of Consolidated Stockholders' Equity - years ended June 30, 2004, 2003 and 2002

         Statements of Consolidated Cash Flows - years ended June 30, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements

         Report of Management

         Report of Independent Registered Public Accounting Firm

         Financial information of the Registrant is omitted because the Registrant is primarily a holding company. The Registrant's subsidiaries, which are listed on Exhibit 21 attached hereto, are wholly owned.

         2.       Financial Statement Schedules

                                                                                    Page in Form 10-K
           Report of Independent Registered
           Public Accounting Firm                                                            19

           Schedule II - Valuation and Qualifying Accounts                                   20


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

         10.7      -     1994 Directors' Pension Arrangement - incorporated by
                         reference to Exhibit 10(iii)(A)-#10 to Registrant's
                         Annual Report on Form 10-K for the fiscal year ended
                         June 30, 1994 (Management Compensatory Plan)

         10.8      -     2000 Stock Option Plan - incorporated by reference to
                         Exhibit 10.4 to Registrant's Quarterly Report on Form
                         10-Q for the fiscal quarter ended December 31, 2003
                         (Management Compensatory Plan)

         10.9      -     2001 Executive Incentive Compensation Plan -
                         incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Management Compensatory Plan)

         10.10     -     Change in Control Severance Plan for Corporate Officers
                         - incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (Management
                         Compensatory Plan)

         10.11     -     Employees' Saving-Stock Option Plan - incorporated by
                         reference to Registrant's Registration Statement No.
                         333-10281 on Form S-8 (Management Compensatory Plan)

         10.12     -     2003 Director Stock Plan - incorporated by reference to
                         Exhibit 10.6 to Registrant's Quarterly Report on Form
                         10-Q for the fiscal quarter ended December 31, 2003
                         (Management Compensatory Plan)

         10.13     -     Amended and Restated Employees' Savings-Stock Purchase
                         Plan - incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003

         10.14     -     364-Day Credit Agreement, dated as of June 30, 2004,
                         among Automatic Data Processing, Inc., the Lenders
                         Party thereto, JPMorgan Chase Bank, as Administrative
                         Agent, and Bank of America, N.A., Barclays Bank PLC,
                         BNP Paribas, Citibank, N.A., Deutsche Bank Securities
                         Inc. and Wachovia National Association, as Co-
                         Syndication Agents

         10.15     -     Five-Year Credit Agreement, dated as of June 30, 2004,
                         among Automatic Data Processing, Inc., the Lenders
                         Party thereto, JPMorgan Chase Bank, as Administrative
                         Agent, J.P. Morgan Europe Limited, as London Agent,
                         JPMorgan Chase Bank, Toronto Branch, as Canadian Agent, the Swingline Lenders, and Bank of America, N.A.,
                         Barclays Bank PLC, BNP Paribas, Citibank, N.A.,
                         Deutsche Bank Securities Inc. and Wachovia National
                         Association, as Co-Syndication Agents

         13        -     Pages 18 to 45 of the 2004 Annual Report to
                         Stockholders (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

         21        -     Subsidiaries of the Registrant

         23        -     Consent of Independent Registered Public Accounting
                         Firm

         31.1      -     Certification by Arthur F. Weinbach pursuant to Rule
                         13a-14(a) of the Securities Exchange Act of 1934

         31.2      -     Certification by Karen E. Dykstra pursuant to Rule
                         13a-14(a) of the Securities Exchange Act of 1934

         32.1      -     Certification by Arthur F. Weinbach pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002

         32.2      -     Certification by Karen E. Dykstra pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K during the fiscal quarter ended June 30,
2004

A Current Report on Form 8-K was filed on April 22, 2004 under Item 12 of Form 8-K, announcing the Registrant's financial results for the third fiscal quarter ended March 31, 2004. A Current Report on Form 8-K was filed on June 22, 2004 under Items 5 and 7 of Form 8-K, announcing that the Registrant had entered into a definitive agreement pursuant to which one of the Registrant's wholly owned subsidiaries had agreed to acquire all of the issued and outstanding shares of the capital stock of Fleet Securities Inc., a New York corporation, as well as certain assets and liabilities of the BrokerDealer Services division of Banc of America Securities LLC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated August 11, 2004; such consolidated financial statements and report are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Automatic Data Processing, Inc., listed at Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
New York, New York
August 11, 2004

                                         AUTOMATIC DATA PROCESSING, INC.

                                                  AND SUBSIDIARIES

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    (In thousands)


Column A                            Column B                   Column C                Column D           Column E
--------                            --------                   --------                --------           --------

                                                               Additions
                                                    ------------------------------
                                                        (1)               (2)
                                                                       Charged to
                                    Balance at       Charged to        other                              Balance at
                                    beginning        costs and         accounts-       Deductions-        end of
                                    of period        expenses          describe        describe           period

Year ended June 30, 2004:
Allowance for doubtful accounts:
  Current                           $54,654          $15,656           $ 3,335(B)      $ (22,665)(A)      $50,980

  Long-term                         $11,103          $680              $   --          $   (3,205)(A)     $8,578

Deferred tax valuation allowance    $32,220          $2,953            $   --          $   (9,315)(D)     $25,858


Year ended June 30, 2003:
Allowance for doubtful accounts:
  Current                           $52,873          $17,588           $  712(B)       $ (16,519)(A)      $54,654

  Long-term                         $16,019          $1,534            $   --          $  (6,450)(A)      $11,103

Deferred tax valuation allowance    $40,140          $5,318            $  899(C)       $ (14,137)(E)      $32,220


Year ended June 30, 2002:
Allowance for doubtful accounts:
  Current                           $41,996          $27,703           $  743(B)       $ (17,569)(A)      $52,873

  Long-term                         $16,666          $1,176            $   --          $  (1,823)(A)      $16,019

Deferred tax valuation allowance    $41,930          $3,179            $  313(C)       $  (5,282)(D)      $40,140


(A) Doubtful accounts written off, less recoveries on accounts previously written off.
(B) Acquired in purchase transactions.
(C) Related to foreign exchange fluctuation.
(D) Related to the net deferred tax assets recorded in purchase accounting. The recognition of this allowance is allocated to reduce goodwill.
(E) A portion of this allowance is related to the net deferred tax assets recorded in purchase accounting, the recognition of which is allocated to reduce goodwill. The remaining portion reduced the current year provision for income taxes.

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

                                                 AUTOMATIC DATA PROCESSING, INC.
                                                         (Registrant)

August 30, 2004                                  By: /s/ Arthur F. Weinbach
                                                     --------------------------
                                                         Arthur F. Weinbach
                                                         Chairman and
                                                         Chief Executive Officer


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


Signature                                                    Title                          Date
---------                                                    -----                          ----
/s/ Arthur F. Weinbach                           Chairman, Chief Executive             August 30, 2004
----------------------------------               Officer and Directors
   (Arthur F. Weinbach)                          (Principal Executive Officer)


/s/ Karen E. Dykstra                             Chief Financial Officer               August 30, 2004
----------------------------------               (Principal Financial Officer)
   (Karen E. Dykstra)


/s/ Gregory D. Brenneman                         Director                              August 30, 2004
---------------------------------
   (Gregory D. Brenneman)


/s/ Leslie A. Brun                               Director                              August 30, 2004
---------------------------------
   (Leslie A. Brun)


/s/ Gary C. Butler                               Director                              August 30, 2004
---------------------------------
   (Gary C. Butler)


/s/ Joseph A. Califano, Jr.                      Director                              August 30, 2004
---------------------------------
   (Joseph A. Califano, Jr.)


/s/ Leon G. Cooperman                            Director                              August 30, 2004
---------------------------------
   (Leon G. Cooperman)


Signature                                                    Title                          Date
---------                                                    -----                          ----

/s/ Glenn Hubbard                                Director                              August 30, 2004
---------------------------------
   (Glenn Hubbard)


/s/ Ann Dibble Jordan                            Director                              August 30, 2004
---------------------------------
   (Ann Dibble Jordan)


/s/ Harvey M. Krueger                            Director                              August 30, 2004
---------------------------------
   (Harvey M. Krueger)


---------------------------------                Director                              August __, 2004
   (Frederic V. Malek)


/s/ Henry Taub                                   Director                              August 30, 2004
---------------------------------
   (Henry Taub)


/s/ Josh S. Weston                               Director                              August 30, 2004
---------------------------------
   (Josh S. Weston)

                                22