Form 10-Q
period 2004-12-31
AUTOMATIC DATA PROCESSING INC
filed 2005-02-08
CIK 8670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From              to

                         Commission File Number 0-14278

                                -----------------



                         Automatic Data Processing, Inc.
             (Exact name of registrant as specified in its charter)

                                -----------------




               Delaware                                22-1467904
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)              Identification No.)

      One ADP Boulevard, Roseland, New Jersey           07068
    (Address of principal executive office)          (Zip Code)


       Registrant's telephone number, including area code: (973) 974-5000

                                -----------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]

    The number of shares outstanding of the registrant's common stock as of December 31, 2004 was 583,096,967.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                Automatic Data Processing, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Six Months Ended
                                   December 31,           December 31,
                              ---------------------  ----------------------

REVENUES:                           2004       2003        2004        2003
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for Employer
 Services clients and PEO
 revenues                     $1,769,094 $1,636,333  $3,413,627  $3,168,722

Interest on funds held for
 Employer Services clients        91,129     82,202     175,792     165,136

PEO revenues (A)                 133,361    108,865     258,847     213,819
                              ---------- ----------  ----------  ----------

TOTAL REVENUES                 1,993,584  1,827,400   3,848,266   3,547,677
                              ---------- ----------  ----------  ----------

EXPENSES:
Operating expenses               915,719    810,300   1,782,739   1,604,541

Selling, general, and
 administrative expenses         465,363    459,293     911,521     886,171

Systems development and
 programming costs               150,070    133,125     298,794     264,879

Depreciation and amortization     76,161     73,609     150,582     148,335

Other income, net                (11,349)   (14,067)    (23,930)    (32,659)
                              ---------- ----------  ----------  ----------

TOTAL EXPENSES                 1,595,964  1,462,260   3,119,706   2,871,267
                              ---------- ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES     397,620    365,140     728,560     676,410

Provision for income taxes       147,517    136,560     270,296     252,980
                              ---------- ----------  ----------  ----------

NET EARNINGS                  $  250,103 $  228,580  $  458,264  $  423,430
                              ========== ==========  ==========  ==========

BASIC EARNINGS PER SHARE      $     0.43 $     0.39  $     0.79  $     0.71
                              ========== ==========  ==========  ==========

DILUTED EARNINGS PER SHARE    $     0.42 $     0.38  $     0.78  $     0.71
                              ========== ==========  ==========  ==========

Basic average shares
 outstanding                     583,230    591,685     583,389     593,264
                              ========== ==========  ==========  ==========

Diluted average shares
 outstanding                     591,086    597,624     590,473     599,242
                              ========== ==========  ==========  ==========

Dividends per common share    $   0.1550 $   0.1400  $   0.2950  $   0.2600
                              ========== ==========  ==========  ==========

(A) Net of pass-through costs of $1,352,004 and $1,037,864 for the three months ended December 31, 2004 and 2003, respectively, and $2,501,491 and $1,949,433 for the six months ended December 31, 2004 and 2003, respectively.

              See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                December 31,     June 30,
                                                   2004            2004
                                               -----------   ------------
Assets
------
Current assets:
  Cash and cash equivalents                    $ 1,131,117   $    712,998
  Short-term marketable securities                 425,354        416,077
  Accounts receivable, net                       1,108,462      1,057,938
  Securities clearing and outsourcing
   receivables                                     947,011              -
  Other current assets                             581,929        574,576
                                               -----------   ------------
    Total current assets                         4,193,873      2,761,589

Long-term marketable securities                    442,991        963,501
Long-term receivables                              202,678        196,828
Property, plant and equipment, net                 650,058        642,353
Other assets                                       771,924        720,936
Goodwill                                         2,385,278      2,195,539
Intangible assets, net                             766,746        736,281
                                               -----------   ------------
  Total assets before funds held for clients     9,413,548      8,217,027
Funds held for clients                          18,775,831     12,903,532
                                               -----------   ------------
Total assets                                   $28,189,379   $ 21,120,559
                                               ===========   ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                             $   146,073   $    175,175
  Accrued expenses and other liabilities         1,500,501      1,482,703
  Securities clearing and outsourcing payables     769,965              -
  Income taxes payable                             184,101        110,546
                                               -----------   ------------
    Total current liabilities                    2,600,640      1,768,424

Long-term debt                                      75,926         76,200
Other liabilities                                  360,191        319,495
Deferred income taxes                              313,635        283,781
Deferred revenues                                  472,263        414,764
                                               -----------   ------------
  Total liabilities before client funds
   obligations                                   3,822,655      2,862,664
Client funds obligations                        18,710,201     12,840,225
                                               -----------   ------------
    Total liabilities                           22,532,856     15,702,889

Stockholders' Equity:
  Preferred stock, $1.00 par value:
    authorized 300 shares, issued, none                 -               -
  Common stock, $0.10 par value:
    authorized 1,000,000 shares; issued 638,702
    shares                                          63,870         63,870
  Capital in excess of par value                    35,462         79,646
  Retained earnings                              7,613,142      7,326,918
  Treasury stock - at cost: 55,606 and 51,587
    shares, respectively                        (2,167,135)    (2,033,254)
  Accumulated other comprehensive income (loss)    111,184        (19,510)
                                               -----------   ------------
    Total stockholders' equity                   5,656,523      5,417,670
                                               -----------   ------------
Total liabilities and stockholders' equity     $28,189,379   $ 21,120,559
                                               ===========   ============

               See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                      Six Months Ended
                                                        December 31,
                                                        2004       2003
                                                  ----------   ----------

Cash Flows from Operating Activities:
-------------------------------------

Net earnings                                      $  458,264   $  423,430

Adjustments to reconcile net earnings to net
 cash flows provided by operating activities:
   Depreciation and amortization                     150,583      148,335
   Deferred income taxes                              26,736       44,785
   Amortization of premiums and discounts on
    available-for-sale securities                     65,093       58,438
   Other                                              69,353       52,055

Changes in operating assets and liabilities, net
 of effects from acquisitions of businesses:
  Increase in accounts receivable
   and other assets                                  (57,762)    (105,852)
  Net change in securities clearing and outsourcing
   receivables and payables                          (17,789)           -
  Decrease in accounts payable and accrued
   expenses                                           (2,629)     (64,649)
                                                  ----------   ----------
Net cash flows provided by operating activities      691,849      556,542
                                                  ----------   ----------

Cash Flows from Investing Activities:
-------------------------------------

Purchases of marketable securities                (3,564,849)  (3,574,698)
Proceeds from the sale or maturity of marketable
 securities                                        3,576,289    2,741,261
Net proceeds from client fund money market
 securities                                       (5,436,679)  (4,965,783)
Net change in client funds obligations             5,869,976    5,125,477
Capital expenditures                                 (85,968)     (78,017)
Additions to intangibles                             (39,311)     (45,247)
Acquisitions of businesses, net of cash acquired    (325,724)      (2,363)
Proceeds from sale of businesses                      17,234        2,049
Other                                                  4,528        5,308
                                                  ----------   ----------
 Net cash flows provided by (used in) investing
  activities                                          15,496     (792,013)
                                                  ----------   ----------

Cash Flows from Financing Activities:
-------------------------------------

Payments of debt                                        (793)        (985)
Proceeds from issuance of notes                          239          217
Net proceeds from reverse repurchase agreements       48,681            -
Repurchases of common stock                         (270,032)    (270,602)
Proceeds from stock purchase plan and exercises
  of stock options                                    96,774       75,259
Dividends paid                                      (164,095)    (143,006)
                                                  ----------   ----------

 Net cash flows used in financing activities        (289,226)    (339,117)
                                                  ----------   ----------

Net change in cash and cash equivalents              418,119     (574,588)

Cash and cash equivalents, beginning of period       712,998    1,410,218
                                                  ----------   ----------
Cash and cash equivalents, end of period          $1,131,117   $  835,630
                                                  ==========   ==========

               See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
    (Unless otherwise noted, amounts in thousands, except per share amounts)
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (ADP or the Company) as of and for the year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004 may not be indicative of the results to be expected for the fiscal year ending June 30, 2005.

Note 2.  New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R is effective for the Company's quarterly period ending September 30, 2005. Among other things, SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. Note 5, Fair Value Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123). However, the calculation of compensation cost for share-based payment transactions in accordance with SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123. The Company is currently evaluating the new standard and models which may be used to calculate the expense for future share-based payment transactions.

Note 3.  Acquisitions

The Company acquired three businesses during the six months ended December 31, 2004 for approximately $320 million, net of cash acquired. These acquisitions resulted in approximately $134 million of goodwill. Intangible assets acquired, which total approximately $36 million, consisted primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 14 years. The Company also made $6 million of contingent payments relating to previously consummated acquisitions.

On November 1, 2004, the Company acquired the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation (U.S. Clearing and BrokerDealer Business), which provide third-party clearing operations. The acquisition of the U.S. Clearing and BrokerDealer Business enables the Company to offer traditional clearing services to retail and institutional broker-dealers in the United States that want to outsource their entire back-office and clearing operations while maintaining their status as clearing brokers.

Note 4.  Earnings Per Share (EPS)

                            For the periods ended December 31, 2004
                     -------------------------------------------------------
                         Three months ended              Six months ended
                     --------------------------    -------------------------
                     Net        Average            Net        Average
                     Earnings   Shares    EPS      Earnings   Shares   EPS
                     --------   -------   ---      --------   ------   ---
Basic                $250,103   583,230   $0.43    $458,264   583,389  $0.79

Effect of zero coupon
 subordinated notes       264     1,209                 529     1,222

Effect of stock
  options                   -     6,647                   -     5,862
                     --------   -------            --------   -------

Diluted              $250,367   591,086   $0.42    $458,793   590,473  $0.78
                     ========   =======   =====    ========   =======  =====


                            For the periods ended December 31, 2003
                     --------------------------------------------------------
                         Three months ended              Six months ended
                     --------------------------    --------------------------
                     Net        Average            Net        Average
                     Earnings   Shares    EPS      Earnings   Shares   EPS
                     --------   ------    ---      --------   ------   ---
Basic                $228,580   591,685   $0.39    $423,430   593,264  $0.71

Effect of zero coupon
 subordinated notes       491     1,598                 817     1,602

Effect of stock
  options                   -     4,341                   -     4,376
                     --------   -------            --------   -------

Diluted              $229,071   597,624   $0.38    $424,247   599,242  $0.71
                     ========   =======   =====    ========   =======  =====


Options to purchase 26.6 million and 45.8 million shares of common stock for the three months ended December 31, 2004 and 2003, respectively, and 34.9 million and 49.9 million shares of common stock for the six months ended December 31, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for each respective period.

Note 5. Fair Value Accounting for Stock-Based Compensation

The Company accounts for its stock options and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123. No stock-based employee compensation expense related to the Company's stock options and employee stock purchase plans is reflected in net earnings, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, and for the employee stock purchase plans, the discount does not exceed fifteen percent.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                         Three Months Ended   Six Months Ended
                                             December 31,          December 31,
                                         ------------------  ------------------
                                            2004      2003      2004       2003
                                         --------  --------  --------  --------
Net earnings, as reported                $250,103  $228,580  $458,264  $423,430
Add:  Stock-based employee compensation
  expense for restricted stock included
  in reported net earnings, net of
  related tax effects                       2,439     2,242     4,614     4,059
Deduct: Total stock-based employee
  compensation expense determined
  using the fair value-based method
  for all awards, net of related
  tax effects                             (31,673)  (27,341)  (65,128)  (56,241)
                                         --------  --------  --------  --------
Pro forma net earnings                   $220,869  $203,481  $397,750  $371,248
                                         ========  ========  ========  ========

Earnings per share:
  Basic - as reported                       $0.43     $0.39     $0.79     $0.71
                                            =====     =====     =====     =====
  Basic - pro forma                         $0.38     $0.34     $0.68     $0.63
                                            =====     =====     =====     =====

  Diluted - as reported                     $0.42     $0.38     $0.78     $0.71
                                            =====     =====     =====     =====
  Diluted - pro forma                       $0.37     $0.34     $0.67     $0.62
                                            =====     =====     =====     =====


Note 6.  Other Income, net

                                 Three months ended     Six months ended
                                     December 31,          December 31,
                                -------------------     -----------------
                                   2004       2003       2004      2003
                                   ----       ----       ----      ----
Interest income on corporate
  funds                         $(26,114)   $(23,642)  $(51,984) $(45,742)
Interest expense                  10,799       5,351     18,907    10,001
Realized gains on available-
  for-sale securities             (6,058)     (2,181)    (8,661)   (5,441)
Realized losses on available-
  for-sale securities             10,024       6,405      17,808    8,523
                                --------    --------    -------- --------

Other income, net               $(11,349)   $(14,067)  $(23,930) $(32,659)
                                ========    ========   ========  ========

Proceeds from sales or maturities of available-for-sale securities were $1.7 billion and $1.8 billion for the three months ended December 31, 2004 and 2003, respectively, and $3.6 billion and $2.7 billion for the six months ended December 31, 2004 and 2003, respectively.

Note 7.   Comprehensive Income

                                Three months ended      Six months ended
                                    December 31,           December 31,
                                -------------------    ------------------
                                   2004      2003         2004     2003
                                   ----      ----         ----     ----
Net earnings                    $250,103   $228,580    $458,264  $423,430
Other comprehensive income:
 Foreign currency translation
  adjustments                    109,428     89,448     129,527    25,790
 Unrealized net (loss) gain on
  available-for-sale securities  (37,153)   (35,773)      1,167   (82,815)
                                --------   --------    --------  --------
Comprehensive income            $322,378   $282,255    $588,958  $366,405
                                ========   ========    ========  ========

Note 8.  Interim Financial Data by Segment

As discussed in Note 3, the Company acquired the U.S. Clearing and BrokerDealer Business on November 1, 2004. The Company has determined that the acquired operations constitute a separate reportable segment in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company established a reportable segment called Securities Clearing and Outsourcing Services as of November 1, 2004 to report the results of this acquired business.

Employer Services, Brokerage Services, Dealer Services, and Securities Clearing and Outsourcing Services are the Company's reportable segments. The primary components of "Other" are Claims Services, miscellaneous processing services, and corporate allocations and expenses.

The Company evaluates the performance of its segments based on operating results before interest on corporate funds, foreign currency gains and losses, and income taxes. Certain revenues and expenses are charged to segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year's segment revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2005 budgeted foreign exchange rates. Reconciling items include foreign exchange differences between the actual foreign exchange rates and the fiscal year 2005 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent a reconciling item to revenues and earnings before income taxes. The segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

Segment Results (In millions):

                                             Revenues
                           ------------------------------------------
                            Three Months Ended       Six Months Ended
                               December 31,             December 31,
                           -------------------      -----------------
                             2004        2003         2004       2003
                           ------      ------       ------     ------

     Employer Services     $1,235      $1,160       $2,412     $2,271
     Brokerage Services       355         341          686        655
     Dealer Services          243         218          481        429
     Securities Clearing and
       Outsourcing Services    15           -           15          -
     Other                    137         124          256        235
     Reconciling items:
       Foreign exchange        38          10           57          5
       Client fund interest   (29)        (26)         (59)       (47)
                           ------      ------       ------     ------
     Total revenues        $1,994      $1,827       $3,848     $3,548
                           ======      ======       ======     ======

                                 Earnings Before Income Taxes
                           ------------------------------------------
                            Three Months Ended       Six Months Ended
                               December 31,             December 31,
                           -------------------      -----------------
                             2004        2003         2004       2003
                           ------      ------       ------     ------

     Employer Services     $  286      $  263       $  505     $ 470
     Brokerage Services        49          33           88        53
     Dealer Services           37          37           72        69
     Securities Clearing and
       Outsourcing Services    (5)          -           (5)        -
     Other                     14          24           45        64
     Reconciling items:
       Foreign exchange         8           2           11         2
       Client fund interest   (29)        (26)         (59)      (47)
       Cost of capital
        charge                 38          32           72        65
                           ------      ------       ------     -----
     Total earnings before
       income taxes        $  398      $  365       $  729     $ 676
                           ======      ======       ======     =====

Note 9: Corporate Investments and Funds Held for Clients

                               December 31, 2004          June 30, 2004
                          ------------------------   ------------------------
                               Cost     Fair Value        Cost     Fair Value
                          -----------  -----------   -----------  -----------
Type of issue:
Money market securities
 and other cash
 equivalents              $ 8,590,125  $ 8,590,125   $ 2,903,284  $ 2,903,284
                          -----------  -----------   -----------  -----------
Trading securities: U.S.
  Treasury and direct
  obligations of U.S.
  government agencies          26,450       26,450             -            -
                          -----------  -----------   -----------  -----------
Available-for-sale
 securities:
  U.S. Treasury and direct
   obligations of U.S.
   government agencies      5,900,521    5,933,517     5,449,694    5,485,632
  Asset backed securities   2,126,363    2,131,866     2,570,424    2,580,609
  Corporate bonds           2,303,456    2,303,298     2,342,017    2,341,015
  Canadian government
   obligations and Canadian
   government agency
   obligations                901,975      918,535       765,908      774,877
  Other debt securities       863,508      870,429       899,216      900,550
  Other equity securities       1,465        1,073         5,696       10,141
                          -----------   ----------   -----------  -----------

Total available-for-sale
 securities                12,097,288   12,158,718    12,032,955   12,092,824
                          -----------  -----------   -----------  -----------

Total corporate investments
 and funds held for
 clients                  $20,713,863  $20,775,293   $14,936,239  $14,996,108
                          ===========  ===========   ===========  ===========

Classification of
 investments on the
 Consolidated Balance
 Sheets:
Corporate investments     $ 2,003,662  $ 1,999,462   $ 2,096,014  $ 2,092,576
Funds held for clients     18,710,201   18,775,831    12,840,225   12,903,532
                           ----------  -----------   -----------  -----------

Total corporate investments
 and funds held for
 clients                  $20,713,863  $20,775,293   $14,936,239  $14,996,108
                          ===========  ===========   ===========  ===========

The Company's "trading" securities represent securities that have been pledged as collateral to exchanges and clearinghouses for security transactions of the Securities Clearing and Outsourcing Services segment. These investments are recorded at fair value with the resulting net unrealized gains and losses reflected in "Revenues, Other Than Interest on Funds Held for Employer Services Clients and PEO revenues" in the Consolidated Statements of Earnings.

Gross unrealized gains and losses on the available-for-sale securities are as follows:

                             Gross              Gross            Unrealized
                        unrealized gains   unrealized losses     gains, net
                        ----------------   -----------------     ----------
December 31, 2004          $105,438           $(44,008)          $ 61,430
June 30, 2004              $125,585           $(65,716)          $ 59,869

The Company's "available-for-sale" securities are carried on the Consolidated Balance Sheets at fair value at December 31, 2004 and June 30, 2004. The Company believes that the available-for-sale securities that have fair values that are below cost are not other-than-temporarily impaired since it is probable that principal and interest will be collected in accordance with the applicable contractual terms and the Company has the ability and intent to hold the available-for-sale securities until maturity.

Note 10. Securities Clearing and Outsourcing Services

As discussed in Note 3, the Company acquired the U.S. Clearing and BrokerDealer Business on November 1, 2004. The operations of the acquired business are reported in the newly formed Securities Clearing and Outsourcing Services segment. The summary of the significant accounting policies associated with the Securities Clearing and Outsourcing Services segment are as follows:


         Receivables from and Payables to Clearing Customers

         Receivables from and payables to clearing customers represent the amounts receivable from and payable to clearing customers in connection with cash and margin securities transactions. Clearing customer receivables are included in "Securities Clearing and Outsourcing Receivables" and clearing customer payables are included in "Securities Clearing and Outsourcing Payables" on the Consolidated Balance Sheets. Receivables from customers are collateralized by securities that are not reflected in the Consolidated Balance Sheets.

         Securities Borrowed and Securities Loaned

         Securities borrowed and loaned represent deposits made to or received from other broker-dealers. Securities borrowed and securities loaned are recorded on the settlement date based upon the amount of cash advanced or received. Securities borrowed are included in "Securities Clearing and Outsourcing Receivables" and securities loaned are included in "Securities Clearing and Outsourcing Payables" on the Consolidated Balance Sheets. The Company takes possession of securities borrowed, monitors the market value of securities loaned and obtains additional collateral as appropriate.

         Revenue Recognition

         Customer clearing security transactions and the related revenues, primarily consisting of customer margin interest, and expenses, primarily consisting of brokerage clearing expenses and interest expense, are recorded on a settlement date basis. Revenues for the fees charged to an introducing broker-dealer to process trades in clearing accounts are recorded on a trade date basis.

Securities clearing and outsourcing receivables and payables consist of the following as of December 31, 2004:


         Receivables
         -----------
         Clearing customers                          $865,172
         Securities borrowed                           53,227
         Broker-dealers and other                       9,335
         Clearing organizations                         5,779
         Securities failed to deliver                  13,498
                                                     --------

              Total                                  $947,011
                                                      =======


         Payables
         --------
         Clearing customers                          $382,296
         Securities loaned                            315,780
         Broker-dealers and other                      49,220
         Securities failed to receive                  22,669
                                                     --------

              Total                                  $769,965
                                                      =======

Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received as of the settlement date.

As of December 31, 2004, the Company has received collateral, primarily in connection with securities borrowed and customer margin loans, with a market value of approximately $2.0 billion which it can sell or repledge. Of this amount, approximately $0.4 billion has been pledged or sold as of December 31, 2004 in connection with securities loaned and deposits with clearing organizations.

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2004 are as follows:

                                               Securities
                                               Clearing and
                  Employer  Brokerage Dealer   Outsourcing
                  Services  Services  Services Services     Other     Total
                  --------  --------  -------- --------     -----     -----

Balance as of
 June 30, 2004  $1,314,579 $366,299  $324,111  $      -  $190,550 $2,195,539

Additions/
 adjustments        (1,506)     515    28,692   109,403     2,859    139,963

Sale of business         -        -    (1,445)        -         -     (1,445)

Cumulative
 translation
 adjustments        34,780    2,262     2,080         -    12,099     51,221
                ---------- --------  --------  --------  -------- ----------
Balance as of
 December 31,
 2004           $1,347,853 $369,076  $353,438  $109,403  $205,508 $2,385,278
                ========== ========  ========  ========  ======== ==========

Components of intangible assets are as follows:

                                    December 31,           June 30,
                                        2004                 2004
                                    -----------          ----------
Intangible assets:
 Software and software licenses     $  760,624           $  729,399
 Customer contracts and lists          677,798              594,841
 Other intangibles                     393,252              391,906
                                    ----------           ----------
                                     1,831,674            1,716,146
Less accumulated amortization       (1,064,928)            (979,865)
                                    ----------           ----------
Intangible assets, net              $  766,746           $  736,281
                                    ==========           ==========

Other intangible assets consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and as such are subject to amortization. The weighted average remaining useful life of the intangible assets is 10 years (2 years for software and software licenses, 15 years for customer contracts and lists and 11 years for other). Amortization of intangibles totaled $37.3 million and $33.8 million for the three months ended December 31, 2004 and 2003, respectively, and totaled $73.1 million and $68.1 million for the six months ended December 31, 2004 and 2003, respectively. Estimated amortization expense of the Company's existing intangible assets for the remaining six months of fiscal year 2005 and the succeeding five fiscal years is as follows:

                                   Amount
                                   ------
     2005                        $ 78,558
     2006                         132,971
     2007                         108,308
     2008                          79,985
     2009                          44,810
     2010                          38,071

Note 12.  Short-term Financing

In June 2004, the Company entered into two new unsecured revolving credit agreements, each for $2.25 billion, with certain financial institutions, replacing a previous $4.5 billion credit agreement. The two unsecured revolving credit agreements expire in June 2005 and June 2009, respectively. The interest rate applicable to the borrowings is tied to LIBOR or prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2004 under the two new credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $4.5 billion in aggregate maturity value of commercial paper at the Company's discretion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to 270 days. At December 31, 2004 and 2003, there was no commercial paper outstanding. For the three months ended December 31, 2004 and 2003, the Company had average borrowings of $1.5 billion and $1.4 billion, respectively, at an effective weighted average interest rate of 2.0% and 1.0%, respectively. For the six months ended December 31, 2004 and 2003, the Company had average borrowings of $1.4 billion and $1.3 billion, respectively, at an effective weighted average interest rate of 1.7% and 1.0%, respectively. The weighted average maturity of the Company's commercial paper during the three and six months ended December 31, 2004 was less than two days for both periods.

The Company's U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2004 and 2003, there were no outstanding repurchase agreements. At December 31, 2004, the Company held cash of $48.7 million from a reverse repurchase transaction, for which the terms had ended, but for which the security had not yet been received by the Company. The Company has a $48.7 million liability recorded in accrued expenses on the Consolidated Balance Sheets to settle the transaction. The security was received subsequent to December 31, 2004. For the three months ended December 31, 2004 and 2003, the Company had an average outstanding balance for repurchase agreements of $401.4 million and $20.2 million, respectively, at a weighted average interest rate of 1.8% and 2.2%, respectively. For the six months ended December 31, 2004 and 2003, the Company had an average outstanding balance for repurchase agreements of $395.7 million and $13.7 million, respectively, at a weighted average interest rate of 1.6% and 2.2%, respectively.

Note 13.  Pension Plans

The components of net pension expense were as follows:

                              Three months ended     Six months ended
                                   December 31         December 31
                             ---------------------   ----------------
                                 2004        2003      2004     2003
                             --------     --------   -------  -------
Service Cost- benefits
 earned during the period    $  7,506     $  5,743   $14,889  $11,486
Interest cost on projected
 benefits                       9,472        8,422    18,902   16,844
Expected return on plan
 assets                       (13,072)     (12,624)  (26,116) (25,248)
Net amortization and
 deferral                       2,779        2,549     5,557    5,098
                             --------     --------   -------  -------
Net pension expense          $  6,685     $  4,090   $13,232  $ 8,180
                             ========     ========   =======  =======

The minimum required contribution to the Company's pension plans is $0 in fiscal year 2005. For the six months ending December 31, 2004, the Company did not make any contributions to the pension plans; however, the Company expects to contribute approximately $40 million during fiscal year 2005.

Note 14.  Commitments and Contingencies

It is not the Company's practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it guarantees the performance of the Company's products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines that are monitored daily. The Company does not expect any material losses related to such guarantees or collateral arrangements.

The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company's maximum potential liability under these arrangements cannot be quantified. However, the Company believes that it is unlikely that the Company will be required to make payments under these arrangements. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

The Company's securities clearing and outsourcing subsidiary is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At December 31, 2004, the aggregate net capital of such subsidiary was $235.9 million, exceeding the net capital requirement by $215.9 million. The Company's securities clearing and outsourcing subsidiary has secured unlimited Securities Industry Protection Corporation (SIPC) insurance coverage. Under the terms of this program, the Company's securities and outsourcing subsidiary is required to maintain an aggregate net capital of $200 million.

Note 15.  Income Taxes

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal year 2005 or in fiscal year 2006. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until Congress acts on the pending Technical Corrections Bill and the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following these actions. The range of possible amounts that the Company could repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $35 million. The actual cost to the Company is dependent on the factors discussed above.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

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

We assess collectibility of our revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history. We do not believe that a change in our assumptions utilized in the collectibility determination would result in a material change to revenues as no single customer accounts for a significant portion of our revenues.

Goodwill. We review the carrying value of all our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs, and appropriate discount rates based on the particular businesses' weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. The estimated fair value of the Company's reporting units exceeds the carrying value of the reporting units. We had approximately $2.4 billion of goodwill as of December 31, 2004. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations
(In millions, except per share amounts)

                           Three Months Ended          Six Months Ended
                               December 31,              December 31,
                         -----------------------   ----------------------
                           2004     2003  Change    2004     2003  Change
                           ----     ----  ------    ----     ----  ------

Total revenues           $1,994   $1,827     9%    $3,848   $3,548     8%
                         -----------------------   ----------------------

Total expenses           $1,596   $1,462     9%    $3,119   $2,872     9%
                         -----------------------   ----------------------

Earnings before income
 taxes                   $  398   $  365     9%    $  729   $  676     8%
Margin                     19.9%    20.0%            18.9%    19.1%

Provision for income
 taxes                   $  148   $  136     8%    $  271   $  253     7%
Effective tax rate         37.1%    37.4%            37.1%    37.4%

Net earnings             $  250   $  229     9%    $  458   $  423     8%
Diluted earnings per
 share                   $ 0.42   $ 0.38    11%    $ 0.78   $ 0.71    10%
                         ----------------------    ----------------------

Revenues

Our consolidated revenues for the quarter ended December 31, 2004 grew 9% to $2.0 billion primarily due to increases in Employer Services of 7%, or $75 million, to $1.2 billion, Brokerage Services of 4%, or $14 million, to $355 million, Dealer Services of 11%, or $25 million, to $243 million as well as $15 million from our newly formed Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 9% in the quarter ending December 31, 2004 as compared with the prior year. Revenue growth for the quarter was also favorably impacted by $28 million, or 1.5%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the quarter ending December 31, 2004 includes interest on funds held for Employer Services clients of $91 million as compared to $82 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services clients primarily resulted from the increase of 10% in our average client fund balances to $10.7 billion for the quarter. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that is eliminated in consolidation and reduces revenues by $29 million and $26 million in the quarters ending December 31, 2004 and 2003, respectively.

Our consolidated revenues for the year-to-date period ended December 31, 2004 grew 8% to $3.8 billion primarily due to increases in Employer Services of 6%, or $141 million, to $2.4 billion, Brokerage Services of 5%, or $31 million, to $686 million, Dealer Services of 12%, or $52 million, to $481 million, as well as $15 million from our newly formed Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 8% in the year-to-date period ending December 31, 2004 as compared with the prior year. Revenue growth for the year-to-date period was also favorably impacted by $52 million, or 1.5%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the year-to-date period ending December 31, 2004 includes interest on funds held for Employer Services clients of $176 million, as compared to $165 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services clients resulted from the increase of 10% in our average client fund balances to $10.4 billion for the year-to-date period. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that is eliminated in consolidation and reduces revenues by $59 million and $47 million in the year-to-date periods ending December 31, 2004 and 2003, respectively.

Expenses

Our consolidated expenses for the quarter ending December 31, 2004 increased by $134 million, from $1.5 billion to $1.6 billion. The increase in our consolidated expenses is primarily due to our increase in revenues, including the additional expenses associated with acquisitions. In addition, consolidated expenses increased by $22 million, or 1.5%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $105 million, or 13%, primarily due to the increase in revenues, including the increases in the Professional Employer Organization (PEO) business and investor communications activity, which both have pass-through costs. Selling, general and administrative expenses increased by $6 million to $465 million primarily due to the additional sales force to support the revenue growth. Systems development and programming costs increased by $17 million to $150 million due to continued investments in sustaining our products, primarily in our Employer Services business, and the maintenance of our existing technology throughout all of our businesses.

Our consolidated expenses for the year-to-date period increased by $248 million, from $2.9 billion to $3.1 billion. The increase in our consolidated expenses is primarily due to our increase in revenues, including the additional expenses associated with acquisitions. In addition, consolidated expenses increased by $44 million, or 1.5%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $178 million, or 11%, primarily due to the increase in revenues, primarily in the PEO business and investor communications activity. Selling, general and administrative expenses increased by $25 million to $912 million primarily due to the additional sales force to support the revenue growth. Systems development and programming costs increased by $34 million to $299 million due to continued investments in sustaining our products, primarily in our Employer Services business, and the maintenance of our existing technology throughout all of our businesses. In addition, other income, net, decreased $9 million primarily due to the increase in interest expense of $9 million due to the increase in the interest rates on our short-term financing arrangements.

Earnings Before Income Taxes

Earnings before income taxes increased by $32 million, or 9%, to $398 million for the quarter ending December 31, 2004 and $52 million, or 8%, to $729 million during the year-to-date period ending December 31, 2004 due to the increase in revenues and expenses discussed above.

Provision for Income Taxes

Our effective tax rate for both the quarter and year-to-date period ending December 31, 2004 was 37.1% as compared to 37.4% for the comparable period of the prior year. The decrease in the effective tax rate for both periods is attributable to a favorable mix in income among tax jurisdictions.

Net Earnings

Net earnings for the quarter increased 9% to $250 million from $229 million and the related diluted earnings per share increased 11% to $0.42. Net earnings for the year-to-date period increased 8% to $458 million from $423 million and the related diluted earnings per share increased 10% to $0.78. The increase in net earnings for both the quarter and year-to-date period reflects the increase in earnings before income taxes and the impact of the lower effective tax rate. The increase in diluted earnings per share for both the quarter and year-to-date period reflects the increase in net earnings and the impact of fewer shares outstanding due to the repurchase of 6.3 million shares during the year-to-date period and 15.8 million shares in fiscal year 2004.

Analysis of Business Segments

Revenues
(In millions)

                         Three Months Ended        Six Months Ended
                             December 31,              December 31,
                        -----------------------  -----------------------
                          2004     2003  Change    2004     2003  Change
                        ------   ------  ------  ------   ------  ------

  Employer Services     $1,235   $1,160    7%    $2,412   $2,271    6%
  Brokerage Services       355      341    4        686      655    5
  Dealer Services          243      218   11        481      429   12
  Securities Clearing and
   Outsourcing Services     15        -    -         15        -    -
  Other                    137      124   10        256      235    9
  Reconciling items:
    Foreign exchange        38       10              57        5
    Client fund interest   (29)     (26)            (59)     (47)
                        ------   ------          ------   ------
  Total revenues        $1,994   $1,827    9%    $3,848   $3,548    8%
                        ======   ======          ======   ======

Earnings Before Income Taxes
(In millions)

                        Three Months Ended           Six Months Ended
                            December 31,                December 31,
                        -----------------------  ------------------------
                          2004     2003  Change    2004     2003   Change
                        ------   ------  ------  ------   ------   ------

  Employer Services     $  286   $  263     9%   $  505   $  470      8%
  Brokerage Services        49       33    52        88       53     68
  Dealer Services           37       37     -        72       69      4
  Securities Clearing and
   Outsourcing Services     (5)       -     -        (5)       -      -
  Other                     14       24   (42)       45       64    (30)
  Reconciling items:
    Foreign exchange         8        2              11        2
    Client fund interest   (29)     (26)            (59)     (47)
    Cost of capital
       charge               38       32              72       65
                        ------   ------          ------   ------
  Total earnings before
    income taxes        $  398   $  365     9%   $  729   $  676      8%
                        ======   ======          ======   ======


Employer Services

Revenues

Employer Services' revenues increased 7% for the quarter and 6% for the year-to-date period ended December 31, 2004 as compared to the prior year primarily due to new business started in the period, the number of employees on our clients' payrolls, strong client retention and an increase in interest earned on client fund balances. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 6% for both the quarter and year-to-date period. New business sales grew 8% during the quarter due to the increased growth in the salesforce and productivity. The number of employees on our clients' payrolls, "pays per control," increased 2.0% for the quarter and 1.9% for the year-to-date period in the United States. This employment metric represents over 125 thousand payrolls across a broad range of U.S. geographies ranging from small to very large businesses. Our client retention in the United States improved by one percentage point in the quarter and 0.7 percentage points for the year-to-date period from record retention levels in fiscal year 2004 due to our continued investment and commitment to client service.

Interest income is credited to Employer Services at a standard rate of 4.5%. Interest income increased for the quarter and year-to-date periods due to the increase in the average client fund balances as compared to the prior year. The average client funds balance was $10.7 billion during the quarter as compared to $9.7 billion in the second quarter of fiscal year 2004 and $10.4 billion during the year-to-date period as compared to $9.5 billion for the prior year, representing an increase of 10% for both periods.

Revenues from our "beyond payroll" products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 23%, to $133 million, during the quarter and 21%, to $259 million, for the year-to-date period primarily due to 15% growth in the number of PEO worksite employees and additional pass-through benefits. In addition, "beyond payroll" revenues increased due to increased number of clients utilizing services such as Time and Labor Management and TotalPay Services.

Earnings Before Income Taxes

Earnings before income taxes in Employer Services increased 9%, from $263 million to $286 million for the quarter and 8%, from $470 million to $505 million, for the year-to-date period, primarily due to the increase in revenues in the respective periods. Operating expenses, selling, general and administrative expenses and systems development and programming costs increased 6% for the quarter and year-to-date period due to the increase in operating and sales personnel, and maintenance of our products and services to support the revenue growth. Our expenses at Employer Services did not increase comparably with our revenue primarily due to the leveraging of our increasing revenues, which favorably impacted certain selling, general and administrative expenses. In addition, earnings before income taxes increased approximately $7 million during the quarter and $11 million during the year-to-date period as a result of the completion of integration of certain acquisitions, primarily ProBusiness Services, Inc., in the prior year.

Brokerage Services

Revenues

Brokerage Services' revenues increased 4% for the quarter and 5% for the year-to-date period ended December 31, 2004 primarily due to an increase in certain investor communications activity. Revenues from investor communications increased by 8% to $245 million for the quarter and by 8% to $469 million for the year-to-date period primarily due to increases in the volume of our proxy and interim communications services, as well as increases in our distribution services revenues for post-sale mutual fund documents and statements and new business sales. Our proxy and interim communication pieces delivered increased 18% for the quarter, from 167 million to 197 million, and 19% for the year-to-date period, from 311 million to 372 million. The increase in the quarterly and year-to-date proxy and interim communication activity resulted from more holders of equities and increased activity related to additional mutual fund meetings. Our back-office trade processing revenues of $84 million for the quarter and $166 million for the year-to-date period remained flat for both periods due to a number of offsetting items. The acquisition of the U.S. Clearing and BrokerDealer Services Divisons of Bank of America, which was previously a customer of Brokerage Services, reduced revenues slightly, as the back-office services previously provided to such third-party became an internal (intercompany) service. The average trades per day increased 18%, from 1.31 million to 1.55 million, for the quarter and 14%, from 1.28 million to 1.46 million, for the year-to-date period. These increases are primarily due to net new business sales and growth in our existing client base. These increases were offset by the decline in the average revenue per trade of 15% for both the quarter and the year-to-date period primarily due to the volume processed under tiered pricing agreements and the increase in electronic retail trades.

Earnings Before Income Taxes

Earnings before income taxes increased $16 million, to $49 million, for the quarter and $35 million, to $88 million, for the year-to-date period primarily due to increased revenues in our investor communication activities. Selling, general and administrative expenses for the quarter and year-to-date period were favorably impacted due to collections of receivables which were previously reserved. In addition, earnings before income taxes increased approximately $3 million during the quarter and $8 million during the year-to-date period as a result of the elimination of unprofitable business lines and alignment of our cost structure in our underperforming businesses that occurred during fiscal year 2004.

Dealer Services

Revenues

Dealer Services' revenues increased 11% for the quarter and 12% for the year-to-date period ended December 31, 2004 when compared to the prior year. Internal revenue growth was approximately 6% for both the quarter and year-to-date period. Revenues increased for our dealer business systems in North America by $26 million to $199 million for the quarter and by $53 million to $398 million for the year-to-date period primarily due to growth in our key products and the effect of acquisitions. The growth in our key products was primarily driven by the increased users for Application Service Provider (ASP) managed services, new network installations, and increased market penetration of our Customer Relationship Management (CRM) product.

Earnings Before Income Taxes

Earnings before income taxes remained flat for the quarter and increased by 4% for the year-to-date period primarily due to the increase in revenues offset by costs relating to the integration of acquisitions that occurred during the fourth quarter of fiscal year 2004 and additional sales expenses relating to headcount additions to support the revenue growth for both periods.

Securities Clearing and Outsourcing Services

On November 1, 2004, the Company acquired the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation (U.S. Clearing and BrokerDealer Business), which provides third-party clearing operations. The results of the acquired business are reported in the newly formed Securities Clearing and Outsourcing Services segment.

The Securities Clearing and Outsourcing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients. Prime brokerage clients include hedge funds and clients of money managers, short sellers, arbitrageurs and other professional investors. Fully disclosed clients engage in either the retail or institutional brokerage business.

Revenues

Revenues for Securities Clearing and Outsourcing Services was $15 million for the quarter and year-to-date period ended December 31, 2004 as compared to $0 in the prior year due to the acquisition of the business on November 1, 2004. Average customer margin balances were $1.1 billion during the quarter and the year-to-date period. The average number of trades that were cleared per day was 27 thousand for both the quarter and the year-to-date period.

Loss Before Income Taxes

Loss before income taxes was $5 million for the quarter and year-to-date period due to the current alignment of the cost structure associated with the revenues of the business as well as the integration costs incurred since the acquisition of the business on November 1, 2004.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our financial condition and balance sheet remain strong. At December 31, 2004, cash and marketable securities were $2.0 billion. Stockholders' equity was $5.7 billion and the ratio of long-term debt-to-equity was 1.3% at December 31, 2004.

At December 31, 2004, working capital was $1.6 billion compared to $1.0 billion at June 30, 2004. The increase in the Company's working capital arose primarily from the movement of long-term marketable securities to cash and cash equivalents and the increase in working capital as a result of the acquisition of the Securities Clearing and Outsourcing Services segment.

Our principal sources of liquidity are derived from cash generated through operations and our cash and marketable securities on hand. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements. In addition, we have two unsecured revolving credit agreements that allow us to borrow up to $4.5 billion in the aggregate. Our short-term commercial paper program and repurchase agreements are utilized as the primary instruments to meet short-term funding requirements related to client funds obligations. Our revolving credit agreements, totaling $4.5 billion, are in place to provide additional liquidity, if needed. We have never had borrowings under the current or previous revolving credit agreements. The Company believes that the internally generated cash flows and financing arrangements are adequate to support business operations and capital expenditures.

Cash flows generated from operations were $692 million for the six months ended December 31, 2004. This amount compares to cash flows from operations of $557 million in the comparable period for the prior fiscal year. The increase in cash flow from operations was primarily due to the increase in net earnings of $35 million and the change in accounts receivable and other assets of $48 million, primarily due to the funding of the pension plans in the prior fiscal year. These increases in cash generated from operations were offset by the change in deferred income taxes of $18 million and the net change of $18 million in securities clearing and outsourcing receivables and payables.

Cash flows provided by investing activities in the six months ended December 31, 2004 totaled $15 million compared to cash flows used in investing activities in the comparable period for the prior fiscal year of $792 million. The fluctuation between periods was primarily due to the timing of purchases and proceeds of marketable securities and the net change in client fund obligations, offset by the increase in cash paid for acquisitions in the current year-to-date period.

Cash flows used in financing activities in the six months ended December 31, 2004 totaled $289 million compared to $339 million in the comparable period for the prior fiscal year. The decrease in cash used in financing activities was primarily due to cash received for a reverse repurchase agreement transaction for which the security had not been received at December 31, 2004. We purchased
6.3 million shares of our common stock at an average price per share of $40.77 during the year-to-date period. As of December 31, 2004, we had remaining Board of Directors' authorization to purchase up to 21.3 million additional shares.

In June 2004, we entered into two new unsecured revolving credit agreements, each for $2.25 billion, with certain financial institutions, replacing a previous $4.5 billion credit agreement. The two unsecured revolving credit agreements expire in June 2005 and June 2009, respectively. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to provide funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2004 under the two new credit agreements.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $4.5 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard & Poor's and Prime 1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to 270 days. We use the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations that occur as a result of our decision to extend maturities of our client fund marketable securities. We also use commercial paper issuances to fund general corporate purposes, if needed. This commercial paper program allows us to take advantage of higher extended term yields, rather than liquidating portions of our marketable securities, in order to provide more cost effective liquidity to the Company. At December 31, 2004 and 2003, there was no commercial paper outstanding. For the three months ended December 31, 2004 and 2003, the Company had average borrowings of $1.5 billion and $1.4 billion, respectively, at an effective weighted average interest rate of 2.0% and 1.0%, respectively. For the six months ended December 31, 2004 and 2003, the Company had average borrowings of $1.4 billion and $1.3 billion, respectively, at an effective weighted average interest rate of 1.7% and 1.0%, respectively. The weighted average maturity of our commercial paper during the three and six months ended December 31, 2004 was less than two days for both periods.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2004 and 2003, there were no outstanding repurchase agreements. For the three months ended December 31, 2004 and 2003, the Company had an average outstanding balance of $401.4 million and $20.2 million, respectively, at a weighted average interest rate of 1.8% and 2.2%, respectively. For the six months ended December 31, 2004 and 2003, the Company had an average outstanding balance of $395.7 million and $13.7 million, respectively, at an average interest rate of 1.6% and 2.2%, respectively.

For the six months ended December 31, 2004, capital expenditures were $86 million. Capital expenditures for fiscal year 2005 are expected to be approximately $225 to $245 million compared to $204 million in fiscal year 2004.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we do enter into contracts in which we guarantee the performance of our products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve requiring collateral arrangements in compliance with various regulatory and internal guidelines, which are monitored daily. We do not expect any material losses related to such guarantees or collateral arrangements.

We are a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our maximum potential liability under these arrangements cannot be quantified. However, we believe that it is unlikely that the Company will be required to make payments under these arrangements. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended December 31, 2004, approximately fifteen percent of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other eighty-five percent of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk including reinvestment risk. We have historically had the ability to hold these investments until maturity.

Details regarding our corporate investments and funds held for clients portfolios are as follows:

                                    Three Months Ended     Six Months Ended
(In millions)                           December 31,          December 31
                                   --------------------  -------------------
                                      2004        2003       2004      2003
                                      ----        ----       ----      ----
Average investment balances at cost:
  Corporate investments            $ 3,707.6  $ 3,677.3  $ 3,759.5 $ 3,492.8
  Funds held for clients            10,667.7    9,736.5   10,447.4   9,494.7
                                   ---------  ---------  --------- ---------
  Total                            $14,375.3  $13,413.8  $14,206.9 $12,987.5
                                   =========  =========  ========= =========


Average interest rates earned
  exclusive of realized gains/
  (losses) on corporate investments
  and funds held for clients             3.3%       3.2%       3.2%      3.3%

Realized gains on available-
  for-sale securities              $     6.0  $     2.2  $     8.7 $     5.4
Realized losses on available-
  for-sale securities                  (10.0)      (6.4)     (17.8)     (8.5)
                                   ---------  ---------  --------- ---------
Net realized losses                $    (4.0) $    (4.2) $    (9.1)$    (3.1)
                                   =========  =========  ========= =========

                                      December 31,   June 30,
                                           2004        2004
                                      ------------   ---------
Net unrealized pre-tax gains on
 available-for-sale securities          $    61.4    $    59.9
Total available-for-sale securities     $12,158.7    $12,092.8

The return on our portfolio is impacted by interest rate changes. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the year and is impacted by daily interest rate changes. A hypothetical change in both the short-term interest rates and the long-term interest rates of 25 basis points applied to the estimated fiscal year 2005 average investment balances and any related borrowings would result in approximately a $12.0 million impact to interest revenues on funds held for Employer Services clients and approximately an $8.0 million impact to earnings before income taxes over a twelve-month period. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated fiscal year 2005 average short-term investment balances and any related short-term borrowing would result in approximately a $1.0 million impact to earnings before income taxes over a twelve-month period.

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody's, Standard & Poor's, and Dominion Bond Rating Service, and by limiting amounts that can be invested in any single issuer. At December 31, 2004, approximately 95% of our available-for-sale securities held a AAA or AA rating.

In the normal course of business, the securities activities of the Securities Clearing and Outsourcing Services segment involve execution, settlement and financing of various securities transactions for a nationwide client base. These activities may expose the Company to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

For securities activities of the Securities Clearing and Outsourcing Services segment in which the Company extends credit to customers and non-customers, we seek to control the risk associated with these activities by requiring customers and non-customers to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor margin levels and, pursuant to such guidelines, request the deposit of additional collateral or the reduction of securities positions, when necessary. In addition, broker-dealers may be required to maintain deposits relating to any security clearance activities we perform on their behalf.

We record customers' security clearing transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill contractual obligations.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R is effective for our quarterly period ending September 30, 2005. Among other things, SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. Note 5, Fair Value Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123). However, the calculation of compensation cost for share-based payment transactions in accordance with SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123. We are currently evaluating the new standard and models which may be used to calculate the expense for future share-based payment transactions.

Income Taxes

On October 22, 2004, the American Jobs Creation Act (the AJCA) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal year 2005 or in fiscal year 2006. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until Congress acts on the pending Technical Corrections Bill and the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following these actions. The range of possible amounts that the Company could repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $35 million. The actual cost to the Company is dependent on the factors discussed above.

FORWARD-LOOKING INFORMATION

This report and other written or oral statements made from time to time by ADP may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like "expects," "assumes," "projects," "anticipates," "estimates," "we believe," "could be" and other words of similar meaning, are forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations, employee benefits and registered clearing agencies and broker-dealers; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; stock market activity; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 2. Changes in Securities, Use of Proceeds And Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

                  (a)          (b)              (c)               (d)
                                            Total Number of
                                            Shares Purchased Maximum Number
                                            as Part of the   of Shares that
                                            Publicly         may yet be
                                            Announced        Purchased under
                Total Number  Average Price Common Stock     the Common Stock
                of Shares     Paid per      Repurchase       Repurchase
 Period         Purchased     Share (3)     Plan (1)         Plan (1)
 ------         ---------     ---------     --------         --------

October 1, 2004
to October 31,
2004                24,072    $40.98           17,400        22,209,400

November 1, 2004
to November 30,
2004                     -         -                -        22,209,400

December 1,
2004 to
December 31,
2004               859,000    $44.58          852,000        21,357,400
                 ---------                  ---------

Total              883,072(2)                 869,400

(1) In March 2001, the Registrant received the Board of Directors' approval to repurchase up to 50 million shares of the Registrant's common stock. In November 2002, the Registrant received the Board of Directors' approval to repurchase an additional 35 million shares of the Registrant's common stock. There is no expiration date for the common stock repurchase program.

(2) During fiscal year 2005, pursuant to the terms of the Registrant's restricted stock plan, the Registrant made purchases of 6,672 shares during October 2004 and 7,000 shares during December 2004 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Registrant.

(3) The average price per share does not include the repurchases described in the preceding footnote.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of the Stockholders was held on November 9, 2004. There were present at the meeting, either in person or by proxy, holders of 493,526,698 shares of common stock. The following nominees were elected to the Company's Board of Directors to hold office for the ensuing year. The votes cast for each nominee were as follows:

Nominee                  For             Withheld
-------                  ---             --------
Gregory D. Brenneman    468,787,585     24,739,113
Leslie A. Brun          471,180,266     22,346,432
Gary C. Butler          483,405,243     10,121,455
Joseph A. Califano, Jr. 465,050,117     28,476,581
Leon G. Cooperman       483,669,485      9,857,213
R. Glenn Hubbard        488,841,402      4,685,296
Ann Dibble Jordan       483,320,701     10,205,997
Harvey M. Krueger       471,844,932     21,681,766
Frederic V. Malek       465,310,516     28,216,182
Henry Taub              441,181,280     52,345,418
Arthur F. Weinbach      482,698,268     10,828,430

The results of the voting to ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent certified public accountants for the fiscal year that began on July 1, 2004 were as follows:

For                        Against         Abstained
---                        -------         ---------
484,987,608                5,267,934       3,271,156

Item 6. Exhibits.

              Exhibit Number                  Exhibit
              --------------                  -------

              10.4         Supplemental Officers' Retirement Plan, as amended

              10.8         2000 Stock Option Plan, as amended

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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                    (Registrant)


Date: February 8, 2005        /s/ Karen E. Dykstra
                              --------------------
                                Karen E. Dykstra


                            Chief Financial Officer
                            -----------------------
                                   (Title)