Form 10-Q
period 2005-03-31
AUTOMATIC DATA PROCESSING INC
filed 2005-05-06
CIK 8670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q

                              ---------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2005

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From              to

                         Commission File Number 0-14278

                             ----------------------


                         Automatic Data Processing, Inc.
             (Exact name of registrant as specified in its charter)

                            ------------------------



               Delaware                       22-1467904
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)

      One ADP Boulevard, Roseland, New Jersey        07068
      (Address of principal executive office)     (Zip Code)


       Registrant's telephone number, including area code: (973) 974-5000

                           --------------------------


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

    The number of shares outstanding of the registrant's common stock as of April 28, 2005 was 583,343,711.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
             Automatic Data Processing, Inc. and Subsidiaries
                    Consolidated Statements of Earnings
               (In thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended      Nine Months Ended
                                      March 31,              March 31,
                                ------------------    ---------------------
REVENUES:                           2005       2004        2005       2004
                                    ----       ----        ----        ----
Revenues, other than interest
 on funds held for Employer
 Services clients and PEO
 revenues                     $2,060,301 $1,894,672  $5,473,928 $5,063,394

Interest on funds held for
 Employer Services clients       124,425     96,531     300,217    261,667

PEO revenues (A)                 164,237    130,232     423,084    344,051
                              ---------- ----------  ---------- ----------

TOTAL REVENUES                 2,348,963  2,121,435   6,197,229  5,669,112
                              ---------- ----------  ---------- ----------

EXPENSES:
Operating expenses             1,068,073    944,373   2,850,812  2,548,914

Selling, general, and
 administrative expenses         512,886    487,410   1,424,407  1,373,581

Systems development and
 programming costs               154,362    144,824     453,156    409,703

Depreciation and amortization     77,757     77,185     228,339    225,520

Other income, net                 (2,065)   (11,997)    (25,995)   (44,656)
                              ---------- ----------  ----------  ---------

TOTAL EXPENSES                 1,811,013  1,641,795   4,930,719  4,513,062
                              ---------- ----------  ---------- ----------
EARNINGS BEFORE INCOME TAXES     537,950    479,640   1,266,510  1,156,050

Provision for income taxes       199,579    179,390     469,875    432,370
                              ---------- ----------  ----------  ---------

NET EARNINGS                  $  338,371 $  300,250  $  796,635  $ 723,680
                              ========== ==========  ==========  =========

BASIC EARNINGS PER SHARE      $     0.58 $     0.51  $     1.37 $     1.22
                              ========== ==========  =====================

DILUTED EARNINGS PER SHARE    $     0.57 $     0.50  $     1.35 $     1.21
                              ========== ==========  =====================

Basic weighted average
 shares outstanding              583,991    591,210     583,578    592,575
                              ========== ==========  ========== ==========

Diluted weighted average
 shares outstanding              590,512    599,479     590,503    599,127
                              ========== ==========  ========== ==========

Dividends per common share    $   0.1550 $   0.1400  $   0.4500 $   0.4000
                              ========== ==========  ========== ==========

(A) Net of pass-through costs of $1,531,884 and $1,136,832 for the three months ended March 31, 2005 and 2004, respectively, and $4,033,375 and $3,086,265 for the nine months ended March 31, 2005 and 2004, respectively.

           See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                 March 31,      June 30,
Assets                                             2005            2004
------                                         -----------    ----------
Current assets:
  Cash and cash equivalents                    $ 1,069,191    $  712,998
  Short-term marketable securities                 492,825       416,077
  Accounts receivable, net                       1,258,468     1,057,938
  Securities clearing and outsourcing
   receivables                                   1,109,088             -
  Other current assets                             559,768       574,576
                                               -----------    ----------
    Total current assets                         4,489,340     2,761,589

Long-term marketable securities                    422,950       963,501
Long-term receivables, net                         193,190       196,828
Property, plant and equipment, net                 658,203       642,353
Other assets                                       820,934       720,936
Goodwill                                         2,401,472     2,195,539
Intangible assets, net                             762,311       736,281
                                               -----------    ----------
  Total assets before funds held for clients     9,748,400     8,217,027
Funds held for clients                          23,024,327    12,903,532
                                               -----------   -----------
Total assets                                   $32,772,727   $21,120,559
                                               ===========   ============


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                             $   177,523   $   175,175
  Accrued expenses and other liabilities         1,541,412     1,482,703
  Securities clearing and outsourcing payables     818,585             -
  Income taxes payable                             216,757       110,546
                                               -----------   -----------
       Total current liabilities                 2,754,277     1,768,424

Long-term debt                                      75,937        76,200
Other liabilities                                  360,942       319,495
Deferred income taxes                              252,842       283,781
Deferred revenues                                  463,574       414,764
                                               -----------   -----------
  Total liabilities before client funds
    obligations                                  3,907,572     2,862,664
Client funds obligations                        23,095,513    12,840,225
                                               -----------   -----------
  Total liabilities                             27,003,085    15,702,889

Stockholders' equity:
  Preferred stock, $1.00 par value:
   authorized 300 shares, issued, none
  Common stock, $0.10 par value:                        -              -
   authorized 1,000,000 shares; issued 638,702
   shares                                           63,870        63,870
  Capital in excess of par value                         -        96,608
  Retained earnings                              7,821,010     7,326,918
  Deferred compensation                            (16,844)      (16,962)
  Treasury stock, at cost: 55,251 and 51,587
   shares, respectively                         (2,112,422)   (2,033,254)
  Accumulated other comprehensive income (loss)     14,028       (19,510)
                                               -----------    ----------
    Total stockholders' equity                   5,769,642     5,417,670
                                               -----------    ----------
Total liabilities and stockholders' equity     $32,772,727   $21,120,559
                                               =========================


               See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                     Nine Months Ended
                                                         March 31,
                                                        2005        2004
                                                  ----------   ----------
Cash Flows from Operating Activities:
-------------------------------------
Net earnings                                      $  796,635   $  723,680

Adjustments to reconcile net earnings to net
 cash flows provided by operating activities:
   Depreciation and amortization                     228,339      225,520
   Deferred income taxes                              31,660       34,068
   Amortization of premiums and discounts on
    available-for-sale securities                     93,421       93,916
   Other                                              92,793       97,286

Changes in operating assets and liabilities, net
 of effects from acquisitions of businesses:
   Increase in accounts receivable and other
    assets                                          (225,112)    (179,843)
   Net change in securities clearing and
    outsourcing receivables and payables            (131,246)           -
   Increase in accounts payable and accrued
    expenses                                         160,876      137,339
                                                  ----------   ----------
 Net cash flows provided by operating activities   1,047,366    1,131,966
                                                  ----------   ----------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of marketable securities                (5,492,232)  (5,978,737)
Proceeds from the sales or maturities of
 marketable securities                             5,067,456    3,762,755
Net change in client funds money market
  securities                                      (9,456,746)  (3,867,491)
Net change in client funds obligations            10,255,288    5,394,417
Capital expenditures                                (132,893)    (125,028)
Additions to intangibles                             (71,146)    (111,036)
Acquisitions of businesses, net of cash acquired    (346,227)    (228,823)
Proceeds from sale of businesses                      17,234        5,294
Other                                                  5,410        7,726
                                                  ----------   ----------
 Net cash flows used in investing activities        (153,856)  (1,140,923)
                                                  ----------   ----------

Cash Flows from Financing Activities:
-------------------------------------
Payments of debt                                        (954)      (1,201)
Proceeds from issuance of notes                          358          325
Repurchases of common stock                         (430,647)    (435,113)
Proceeds from stock purchase plan and exercises
 of stock options                                    148,501      116,116
Dividends paid                                      (254,575)    (225,460)
                                                  ----------   ----------
 Net cash flows used in financing activities        (537,317)    (545,333)
                                                  ----------   ----------

Net change in cash and cash equivalents              356,193     (554,290)

Cash and cash equivalents, beginning of period       712,998    1,410,218
                                                  ----------   ----------

Cash and cash equivalents, end of period          $1,069,191   $  855,928
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

Note 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (ADP or the Company) as of and for the year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005 may not be indicative of the results to be expected for the fiscal year ending June 30, 2005.

Note 2.  New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" (SFAS No.
123R). SFAS No. 123R is effective for the Company's fiscal year beginning July 1, 2005. Among other things, SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. Note 5, Fair Value Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company changed its fair value option pricing model from the Black-Scholes model to a binomial model for all options granted after January 1, 2005. The Company believes that the binomial model is more indicative of the stock option's fair value because it considers characteristics that are not available under the Black-Scholes model. SFAS No. 123R may be adopted either prospectively or using a retrospective method. The Company has not yet determined which method it will use to adopt SFAS No. 123R and is assessing the anticipated impact of the adoption.

Note 3.  Acquisitions

The Company acquired five businesses during the nine months ended March 31, 2005 for approximately $337 million, net of cash acquired. These acquisitions resulted in approximately $142 million of goodwill. Intangible assets acquired, which total approximately $44 million, consisted primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 13 years. The Company also made $9 million of contingent payments relating to previously consummated acquisitions. These acquisitions did not have a material impact, either individually or in the aggregate, on the Company's results of operations, financial position or cash flows.

The largest acquisition during the nine months ended March 31, 2005 was the acquisition, on November 1, 2004, of the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation (U.S. Clearing and BrokerDealer Business), which provide third-party clearing operations. The acquisition of the U.S. Clearing and BrokerDealer Business enables the Company to offer traditional clearing services to retail and institutional broker-dealers in the United States that want to outsource their entire back-office and clearing operations while maintaining their status as clearing brokers.

Note 4.  Earnings Per Share (EPS)

                               For the periods ended March 31, 2005
                      -----------------------------------------------------
                          Three Months Ended         Nine Months Ended
                      ------------------------    -------------------------
                      Net       Average           Net       Average
                      Earnings  Shares    EPS     Earnings  Shares     EPS
                      --------  ------    ---     --------  -------    ---

Basic                 $338,371  583,991  $0.58    $796,635  583,578  $1.37

Effect of zero coupon
 subordinated notes        262    1,189                791    1,211

Effect of stock
 options                     -    5,332                  -    5,714
                      --------  -------           --------  -------

Diluted               $338,633  590,512  $0.57    $797,426  590,503  $1.35
                      ========  =======  =====    ========  =======  =====

                             For the periods ended March 31, 2004
                      -----------------------------------------------------
                         Three Months Ended         Nine Months Ended
                      -------------------------   -------------------------
                      Net       Average           Net        Average
                      Earnings  Shares    EPS     Earnings   Shares   EPS
                      --------  ------    ---     --------   ------   ---
Basic                 $300,250  591,210   $0.51   $723,680   592,575  $1.22

Effect of zero coupon
 subordinated notes        322    1,548              1,140     1,585

Effect of stock
 options                     -    6,721                  -     4,967
                      --------  -------           --------   -------

Diluted               $300,572  599,479   $0.50   $724,820   599,127  $1.21
                      ========  =======   =====   ========   =======  =====

Options to purchase 35.0 million and 32.5 million shares of common stock for the three months ended March 31, 2005 and 2004, respectively, and 35.0 million and
32.8 million shares of common stock for the nine months ended March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for each respective period.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The fair value of each stock option issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. For stock options issued on or after January 1, 2005, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model.

                                     Three Months Ended   Nine Months Ended
                                           March 31,          March 31,
                                     ------------------  -------------------
                                       2005      2004      2005       2004
                                     --------  --------  --------   --------
Net earnings, as reported            $338,371  $300,250  $796,635   $723,680
Add: Stock-based employee compensation
 expense for restricted stock included
 in reported net earnings, net of
 related tax effects                    2,163     1,947     6,777      6,005
Deduct: Total stock-based employee
  compensation expense determined
  using the fair value-based method
  for all awards, net of related
  tax effects                         (28,607)  (31,094)  (93,736)  (87,334)
                                     --------  --------  --------  --------
Pro forma net earnings               $311,927  $271,103  $709,676  $642,351
                                     ========  ========  ========  ========

Earnings per share:
  Basic - as reported                   $0.58     $0.51     $1.37     $1.22
                                        =====     =====     =====     =====
  Basic - pro forma                     $0.53     $0.46     $1.22     $1.08
                                        =====     =====     =====     =====

  Diluted - as reported                 $0.57     $0.50     $1.35     $1.21
                                        =====     =====     =====     =====
  Diluted - pro forma                   $0.53     $0.45     $1.20     $1.07
                                        =====     =====     =====     =====

Note 6.  Other Income, net

                                 Three Months Ended     Nine Months Ended
                                     March 31,              March 31,
                                --------------------   -------------------
                                    2005       2004       2005       2004
                                --------    --------   --------  ---------
Interest income on corporate
  funds                         $(15,976)   $(13,521)  $(67,960) $ (59,263)
Interest expense                   3,569       1,965     22,476     11,966
Realized gains on available-
  for-sale securities               (805)     (1,775)    (9,466)    (7,216)
Realized losses on available-
  for-sale securities             11,147       1,334     28,955      9,857
                                --------    --------   --------  ---------

Other income, net               $ (2,065)   $(11,997)  $(25,995) $ (44,656)
                                ========    ========   ========  =========

Proceeds from the sales or maturities of marketable securities were $1.5 billion and $1.0 billion for the three months ended March 31, 2005 and 2004, respectively, and $5.1 billion and $3.8 billion for the nine months ended March 31, 2005 and 2004, respectively.

Note 7.   Comprehensive Income

                                  Three Months Ended      Nine Months Ended
                                        March 31,             March 31,
                                  -------------------    ------------------
                                   2005        2004         2005      2004
                                   ----        ----         ----      ----
Net earnings                      $338,371   $300,250    $796,635  $723,680
Other comprehensive income:
 Foreign currency translation
  adjustments                       (8,142)    27,667     121,385    53,457
 Unrealized net (loss) gain on
  available-for-sale securities,
   net of tax                      (89,014)    28,004     (87,847)  (54,811)
                                  --------   --------    --------  --------
Comprehensive income              $241,215   $355,921    $830,173  $722,326
                                  ========   ========    ========  ========

Note 8.  Interim Financial Data by Segment

As discussed in Note 3, the Company acquired the U.S. Clearing and BrokerDealer Business on November 1, 2004. The Company has determined that the acquired operations constitute a separate reportable segment in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company established a reportable segment called Securities Clearing and Outsourcing Services as of November 1, 2004 to report the results of this acquired business.

Employer Services, Brokerage Services, Dealer Services, and Securities Clearing and Outsourcing Services are the Company's reportable segments. The primary components of "Other" are Claims Services, miscellaneous processing services, and corporate allocations and expenses.

The Company evaluates the performance of its segments based on operating results before interest on corporate funds, foreign currency gains and losses, and income taxes. Certain revenues and expenses are charged to segments at a standard rate for management reasons. Other costs are charged to segments based on management's responsibility for the applicable costs. The prior year's segment revenues and earnings before income taxes have been adjusted to reflect updated fiscal year 2005 budgeted foreign exchange rates. Reconciling items include foreign exchange differences between the actual foreign exchange rates and the fiscal year 2005 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent a reconciling item to revenues and earnings before income taxes. The segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

Segment Results (In millions):

                                             Revenues
                           -------------------------------------------
                            Three Months Ended       Nine Months Ended
                                 March 31,               March 31,
                           -------------------      ------------------
                             2005        2004         2005       2004
                           ------      ------       ------     ------

     Employer Services     $1,494      $1,367       $3,906     $3,638
     Brokerage Services       475         452        1,161      1,107
     Dealer Services          246         226          727        655
     Securities Clearing and
       Outsourcing Services    22           -           37          -
     Other                    100          99          356        334
     Reconciling items:
       Foreign exchange        51          28          108         33
       Client fund interest   (39)        (51)         (98)       (98)
                           ------      ------       ------     ------
     Total revenues        $2,349      $2,121       $6,197     $5,669
                           ======      ======       ======     ======

                                 Earnings Before Income Taxes
                           -------------------------------------------
                            Three Months Ended       Nine Months Ended
                                 March 31,               March 31,
                           ------------------       ------------------
                             2005        2004         2005      2004
                           ------      ------       ------    ------

     Employer Services     $  449      $  386      $   954    $  856
     Brokerage Services        70          68          158       121
     Dealer Services           36          39          108       108
     Securities Clearing and
       Outsourcing Services    (9)          -          (14)        -
     Other                    (16)          -           29        64
     Reconciling items:
       Foreign exchange        12           4           23         6
       Client fund interest   (39)        (51)         (98)      (98)
       Cost of capital
         charge                35          34          107        99
                           ------      ------       ------    ------
     Total earnings before
       income taxes        $  538      $  480       $1,267    $1,156
                           ======      ======       ======    ======

Note 9. Corporate Investments and Funds Held for Clients

                               March 31, 2005             June 30, 2004
                          ------------------------   ------------------------
                            Cost       Fair Value        Cost     Fair Value
                          -----------  -----------   -----------  -----------

Type of issue:
Money market securities
 and other cash
 equivalents              $12,573,381  $12,573,381   $ 2,903,284  $ 2,903,284
                          -----------  -----------   -----------  -----------
Trading securities: U.S.
  Treasury and direct
  obligations of U.S.
  government agencies          26,613       26,613             -            -
                          -----------  -----------   -----------  -----------
Available-for-sale
 securities:
  U.S. Treasury and
   direct obligations
   of U.S. government
   agencies                 6,084,988    6,039,160     5,449,694    5,485,632
  Asset backed securities   2,055,010    2,040,900     2,570,424    2,580,609
  Corporate bonds           2,475,046    2,449,708     2,342,017    2,341,015
  Canadian government
   obligations and Canadian
   government agency
   obligations                919,584      929,840       765,908      774,877
  Other debt securities       953,255      948,742       899,216      900,550
  Other equity securities       1,465          949         5,696       10,141
                          -----------   ----------   -----------  -----------

Total available-for-sale
 securities                12,489,348   12,409,299    12,032,955   12,092,824
                          -----------  -----------   -----------  -----------

Total corporate investments
 and funds held for
 clients                  $25,089,342  $25,009,293   $14,936,239  $14,996,108
                          ===========  ===========   ===========  ===========

Classification of
 investments on the
 Consolidated Balance
 Sheets:
Corporate investments     $ 1,993,829  $ 1,984,966   $ 2,096,014  $ 2,092,576
Funds held for clients     23,095,513   23,024,327    12,840,225   12,903,532
                           ----------  -----------   -----------  -----------

Total corporate investments
 and funds held for
 clients                  $25,089,342  $25,009,293   $14,936,239  $14,996,108
                          ===========  ===========   ===========  ===========


The Company's "trading" securities have been pledged as collateral to exchanges and clearinghouses for security transactions of the Securities Clearing and Outsourcing Services segment. These investments are recorded at fair value with the resulting net unrealized gains and losses reflected in "Revenues, Other Than Interest on Funds Held for Employer Services Clients and PEO revenues" in the Consolidated Statements of Earnings.

Gross unrealized gains and losses on the available-for-sale securities are as follows:

                         Gross           Gross              Unrealized
                    unrealized gains     unrealized losses  (losses)gains, net
                    ----------------     -----------------  ------------------
March 31, 2005          $ 58,032           $(138,081)         $(80,049)
June 30, 2004           $125,585           $ (65,716)         $ 59,869

The Company's "available-for-sale" securities are carried on the Consolidated Balance Sheets at fair value at March 31, 2005 and June 30, 2004. The Company believes that the available-for-sale securities that have fair values that are below cost are not other-than-temporarily impaired since it is probable that principal and interest will be collected in accordance with the applicable contractual terms and the Company has the ability and intent to hold the available-for-sale securities until maturity.

Expected maturities of available-for-sale securities at March 31, 2005 are as follows:

Due in one year or less                      $ 2,832,680
Due after one year through two years           3,187,806
Due after two years through three years        2,094,228
Due after three years through four years       1,752,522
Due after four years through ten years         2,542,063
                                             -----------

Total available-for-sale securities          $12,409,299

Note 10. Securities Clearing and Outsourcing Services

As discussed in Note 3, the Company acquired the U.S. Clearing and BrokerDealer Business on November 1, 2004. The operations of the acquired business are reported in the Securities Clearing and Outsourcing Services segment. The summary of the significant accounting policies associated with the Securities Clearing and Outsourcing Services segment are as follows:

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

Securities clearing and outsourcing receivables and payables consist of the following as of March 31, 2005:


     Receivables
     Clearing customers                        $  831,527
     Securities borrowed                           81,008
     Broker-dealers and other                      17,840
     Clearing organizations                         8,115
     Securities failed to deliver                 170,598
                                                 --------

          Total                                $1,109,088
                                                =========


     Payables
     Clearing customers                        $  395,057
     Securities loaned                            280,526
     Broker-dealers and other                      71,341
     Securities failed to receive                  71,661
                                                 --------

          Total                                $  818,585
                                                =========

Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received as of the settlement date.

As of March 31, 2005, the Company has received collateral, primarily in connection with securities borrowed and customer margin loans, with a market value of approximately $2.0 billion which it can sell or repledge. Of this amount, approximately $0.3 billion has been pledged or sold as of March 31, 2005 in connection with securities loaned and deposits with clearing organizations.

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2005 are as follows:

                                               Securities
                                               Clearing and
                  Employer  Brokerage Dealer   Outsourcing
                  Services  Services  Services Services     Other       Total
                  --------  --------  -------- --------     -----       -----

Balance as of
 June 30, 2004  $1,314,579 $366,299  $324,111  $      -    $190,550  $2,195,539

Additions            8,970      515    33,655   110,142       2,859     156,141

Sale of business      (140)       -    (1,445)        -           -      (1,585)

Cumulative
 translation
 adjustments        35,590    2,253     2,080         -      11,454      51,377
                ---------- --------  --------  --------  ----------------------
Balance as of
 March 31,
 2005           $1,358,999 $369,067  $358,401  $110,142    $204,863  $2,401,472
                ========== ========  ========  ========    ========  ===========

Components of intangible assets are as follows:

                                      March 31,            June 30,
                                        2005                 2004
                                    ----------           ----------

Intangible assets:
 Software and software licenses     $  824,340           $  729,399
 Customer contracts and lists          695,789              594,841
 Other intangibles                     347,897              391,906
                                    ----------           ----------
                                     1,868,026            1,716,146
Less accumulated amortization       (1,105,715)            (979,865)
                                    ----------           ----------
Intangible assets, net              $  762,311           $  736,281
                                    ==========           ==========

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and as such are subject to amortization. The weighted average remaining useful life of the intangible assets is 10 years (3 years for software and software licenses, 13 years for customer contracts and lists and 11 years for other). Amortization of intangibles totaled $38.9 million and $36.5 million for the three months ended March 31, 2005 and 2004, respectively, and totaled $112.0 million and $104.6 million for the nine months ended March 31, 2005 and 2004, respectively. Estimated amortization expense of the Company's existing intangible assets for the remaining three months of fiscal year 2005 and the succeeding five fiscal years is as follows:

                                   Amount
                                   ------
     2005                        $ 38,012
     2006                         140,975
     2007                         117,471
     2008                          86,262
     2009                          49,022
     2010                          42,876

Note 12.  Short-term Financing

In June 2004, the Company entered into two new unsecured revolving credit agreements, each for $2.25 billion, with certain financial institutions, replacing a previous $4.5 billion credit agreement. The two unsecured revolving credit agreements expire in June 2005 and June 2009, respectively. The interest rate applicable to the borrowings is tied to LIBOR or prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2005 under the two new credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $4.5 billion in aggregate maturity value of commercial paper at the Company's discretion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to 270 days. At March 31, 2005 and 2004, there was no commercial paper outstanding. For the three months ended March 31, 2005 and 2004, the Company had average borrowings of $0.3 billion and $0.2 billion, respectively, at an effective weighted average interest rate of 2.3% and 1.0%, respectively. For the nine months ended March 31, 2005 and 2004, the Company had average borrowings of $1.1 billion and $0.9 billion, respectively, at an effective weighted average interest rate of 1.8% and 1.0%, respectively. The weighted average maturity of the Company's commercial paper during the three and nine months ended March 31, 2005 was less than two days for both periods.

The Company's U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2005 and 2004, there were no outstanding repurchase agreements. For the three months ended March 31, 2005 and 2004, the Company had an average outstanding balance for repurchase agreements of $152.2 million and $35.2 million, respectively, at a weighted average interest rate of 2.1% and 1.9%, respectively. For the nine months ended March 31, 2005 and 2004, the Company had an average outstanding balance for repurchase agreements of $313.8 million and $20.8 million, respectively, at a weighted average interest rate of 1.7% and 2.1%, respectively.

Note 13.  Pension Plans

The components of net pension expense were as follows:

                              Three months ended      Nine months ended
                                   March 31               March 31
                             ---------------------   -------------------
                                 2005        2004       2005        2004
                             --------     --------   --------   --------
Service cost- benefits
 earned during the period    $  7,444     $  5,743   $ 22,333   $ 17,230
Interest cost on projected
 benefits                       9,451        8,422     28,353     25,267
Expected return on plan
 assets                       (13,058)     (12,624)   (39,174)   (37,873)
Net amortization and
 deferral                       2,779        2,549      8,335      7,646
                             --------      -------   --------   --------
Net pension expense          $  6,616     $  4,090   $ 19,847   $ 12,270
                             ========     ========   ========   ========

The minimum required contribution to the Company's pension plans is $0 in fiscal year 2005. For the nine months ending March 31, 2005, the Company contributed $44 million to the pension plans. The Company does not expect to make any additional contributions to the pension plans during fiscal year 2005.

Note 14.  Commitments and Contingencies

It is not the Company's practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it guarantees the performance of the Company's products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines, which are monitored daily. The Company does not expect any material losses related to such guarantees or collateral arrangements.

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

A subsidiary of the Company, included in the Securities Clearing and Outsourcing Services segment, is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At March 31, 2005, the aggregate net capital of such subsidiary was $229.4 million, exceeding the net capital requirement by $207.8 million. This subsidiary has secured unlimited Securities Industry Protection Corporation (SIPC) insurance coverage for its customers. Under the terms of this program, this subsidiary is required to maintain an aggregate net capital of $200 million.

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

Goodwill. We review the carrying value of all our goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs, and appropriate discount rates based on the particular businesses' weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. The estimated fair value of the Company's reporting units exceeds the carrying value of the reporting units. We had approximately $2.4 billion of goodwill as of March 31, 2005. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations
(In millions, except per share amounts)


                             Three Months Ended        Nine Months Ended
                                  March 31,                March 31,
                         -----------------------   -----------------------
                           2005     2004  Change    2005      2004  Change
                           ----     ----  ------    ----     -----  ------

Total revenues           $2,349   $2,121    11%    $6,197   $5,669      9%
                         ----------------------    -----------------------

Total expenses           $1,811   $1,641    10%    $4,930   $4,513      9%
                         ----------------------    -----------------------

Earnings before income
 taxes                   $  538   $  480    12%    $1,267   $1,156     10%
Margin                     22.9%    22.6%            20.4%    20.4%
                         ----------------------    -----------------------

Provision for income
 taxes                   $  200   $  180    11%    $  470   $  432      9%
Effective tax rate         37.1%    37.4%            37.1%    37.4%
                         ----------------------    -----------------------

Net earnings             $  338   $  300    13%    $  797   $  724     10%
Diluted earnings per
 share                   $ 0.57   $ 0.50    14%    $ 1.35   $ 1.21     12%
                         -----------------------   -----------------------

Revenues

Our consolidated revenues for the quarter ended March 31, 2005 grew 11% to $2.3 billion primarily due to increases in Employer Services of 9%, or $127 million, to $1.5 billion, Brokerage Services of 5%, or $23 million, to $475 million, Dealer Services of 9%, or $20 million, to $246 million as well as $22 million from the Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 10% in the quarter ending March 31, 2005 as compared with the prior year.

Our consolidated revenues for the quarter ending March 31, 2005 includes interest on funds held for Employer Services clients of $124 million as compared to $97 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services clients primarily resulted from the increase of 11% in our average client fund balances to $14.8 billion for the quarter. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that is eliminated in consolidation and reduces revenues by $39 million and $51 million in the quarters ending March 31, 2005 and 2004, respectively.

Our consolidated revenues for the year-to-date period ended March 31, 2005 grew 9% to $6.2 billion primarily due to increases in Employer Services of 7%, or $268 million, to $3.9 billion, Brokerage Services of 5%, or $54 million, to $1.2 billion, Dealer Services of 11%, or $72 million, to $727 million, as well as $37 million from the Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 9% in the year-to-date period ending March 31, 2005 as compared with the prior year. Revenue growth for the year-to-date period was also favorably impacted by $70 million, or 1.2%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the year-to-date period ending March 31, 2005 includes interest on funds held for Employer Services clients of $300 million, as compared to $262 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services clients resulted from the increase of 10% in our average client fund balances to $11.9 billion for the year-to-date period. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that is eliminated in consolidation and reduces revenues by $98 million in both year-to-date periods ending March 31, 2005 and 2004.

Expenses

Our consolidated expenses for the quarter ending March 31, 2005 increased by $169 million, from $1.6 billion to $1.8 billion. The increase in our consolidated expenses is primarily due to our increase in revenues, including the additional expenses associated with acquisitions. Operating expenses increased by $124 million, or 13%, primarily due to the increase in revenues, including the increases in the Professional Employer Organization (PEO) business and investor communications activity, which both have pass-through costs. Selling, general and administrative expenses increased by $25 million to $513 million primarily due to the additional sales force to generate the revenue growth. Systems development and programming costs increased by $10 million to $154 million due to continued investments in sustaining our products, primarily in our Employer Services business, and the maintenance of our existing technology throughout all of our businesses. In addition, other income, net, decreased $10 million primarily due to the net realized loss of $10 million as compared to the net realized gain of $0.4 million in the prior year on our available-for-sale securities.

Our consolidated expenses for the year-to-date period increased by $418 million, from $4.5 billion to $4.9 billion. The increase in our consolidated expenses is primarily due to our increase in revenues, including the additional expenses associated with acquisitions. In addition, consolidated expenses increased by $49 million, or 1.1%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $302 million, or 12%, primarily due to the increase in revenues, primarily in the PEO business and investor communications activity, which both have pass-through costs. Selling, general and administrative expenses increased by $51 million to $1.4 billion primarily due to the additional sales force to generate the revenue growth. Systems development and programming costs increased by $43 million to $453 million due to continued investments in sustaining our products, primarily in our Employer Services business, and the maintenance of our existing technology throughout all of our businesses. In addition, other income, net, decreased $19 million due to the increase in interest expense of $11 million due to the increase in the interest rates on our short-term financing arrangements and an increase of $17 million in net realized losses on our available-for-sale securities.

Earnings Before Income Taxes

Earnings before income taxes increased by $58 million, or 12%, to $538 million for the quarter ending March 31, 2005 and $110 million, or 10%, to $1.3 billion during the year-to-date period ending March 31, 2005 due to the increase in revenues and expenses discussed above.

Provision for Income Taxes

Our effective tax rate for both the quarter and year-to-date period ending March 31, 2005 was 37.1% as compared to 37.4% for the comparable period of the prior year. The decrease in the effective tax rate for both periods is attributable to a favorable mix in income among tax jurisdictions.

Net Earnings

Net earnings for the quarter increased 13% to $338 million from $300 million and the related diluted earnings per share increased 14% to $0.57. Net earnings for the year-to-date period increased 10% to $797 million from $724 million and the related diluted earnings per share increased 12% to $1.35. The increase in net earnings for both the quarter and year-to-date period reflects the increase in earnings before income taxes and the impact of the lower effective tax rate. The increase in diluted earnings per share for both the quarter and year-to-date period reflects the increase in net earnings and the impact of fewer shares outstanding due to the repurchase of 10.0 million shares during the year-to-date period and 15.8 million shares in fiscal year 2004.

Analysis of Business Segments

Revenues
(In millions)
                          Three Months Ended          Nine Months Ended
                               March 31,                  March 31,
                        -----------------------    -----------------------
                          2005      2004 Change      2005      2004 Change
                        ------    ------ ------    ------    ------ ------

Employer Services       $1,494    $1,367    9%     $3,906    $3,638    7%
Brokerage Services         475       452    5       1,161     1,107    5
Dealer Services            246       226    9         727       655   11
Securities Clearing and
 Outsourcing Services       22         -    -          37         -    -
Other                      100        99    1         356       334    7
Reconciling items:
 Foreign exchange           51        28              108        33
 Client fund interest      (39)      (51)             (98)      (98)
                        ------    ------           ------    ------
Total revenues          $2,349    $2,121   11%     $6,197    $5,669    9%
                        ======    ======           ======    ======

Earnings Before Income Taxes
(In millions)

                          Three Months Ended          Nine Months Ended
                               March 31,                  March 31,
                          ---------------------    ------------------------
                          2005    2004   Change      2005      2004  Change
                          ----    ----   ------    ------    ------  ------

Employer Services         $449    $386    16%      $  954   $  856    12%
Brokerage Services          70      68     4          158      121    32
Dealer Services             36      39    (7)         108      108     -
Securities Clearing and
 Outsourcing Services       (9)      -     -          (14)       -     -
Other                      (16)      -     -           29       64   (55)
Reconciling items:
 Foreign exchange           12       4                 23        6
 Client fund interest      (39)    (51)               (98)     (98)
 Cost of capital charge     35      34                107       99
                          ----    ----             ------   ------
Total earnings before
 income taxes             $538    $480    12%      $1,267   $1,156    10%
                          ====    ====             ======   ======

Revenues

Employer Services' revenues increased 9% for the quarter and 7% for the year-to-date period ended March 31, 2005 as compared to the prior year primarily due to new business started in the period, the number of employees on our clients' payrolls, strong client retention, price increases and an increase in interest earned on client fund balances. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 9% for the quarter and 7% for the year-to-date period. New business sales grew 16% for the quarter and 13% for the year-to-date period due to the increased growth in the salesforce and productivity. The number of employees on our clients' payrolls, "pays per control," increased 1.8% for the quarter and 1.9% for the year-to-date period in the United States. This employment metric represents over 125 thousand payrolls across a broad range of U.S. geographies ranging from small to very large businesses. Our client retention in the United States improved by 1.1 percentage points in the quarter and 0.8 percentage points for the year-to-date period from record retention levels in fiscal year 2004 due to our continued investment and commitment to client service.

Interest income is credited to Employer Services at a standard rate of 4.5%. Interest income increased for the quarter and year-to-date periods due to the increase in the average client funds balance as compared to the prior year. The average client funds balance was $14.8 billion during the quarter as compared to $13.3 billion in the third quarter of fiscal year 2004 and $11.9 billion during the year-to-date period as compared to $10.8 billion for the prior year, representing an increase of 11% for the quarter and 10% for the year-to-date period.

Revenues from our "beyond payroll" products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 26%, to $164 million, during the quarter and 23%, to $423 million, for the year-to-date period primarily due to 20% growth in the number of PEO worksite employees and additional pass-through benefits. In addition, "beyond payroll" revenues increased due to increased number of clients utilizing services such as Time and Labor Management and TotalPay Services.

Earnings Before Income Taxes

Earnings before income taxes increased 16%, from $386 million to $449 million, for the quarter and 12%, from $856 million to $954 million, for the year-to-date period, primarily due to the increase in revenues in the respective periods. Operating expenses, selling, general and administrative expenses and systems development and programming costs increased 8% for the quarter and year-to-date period due to the increase in operating and sales personnel, and the maintenance of our products and services to support the revenue growth. Our expenses at Employer Services did not increase comparably with our revenue primarily due to the leveraging of our increasing revenues. In addition, earnings before income taxes increased approximately $3 million during the quarter and $13 million during the year-to-date period as a result of the completion of the integration of certain acquisitions, primarily ProBusiness Services, Inc., in the prior year.

Brokerage Services

Revenues

Brokerage Services' revenues increased 5% for the quarter and the year-to-date period ended March 31, 2005 due to the increase in certain investor communications activity, offset by the decrease in our back-office services revenue. Revenues from investor communications increased by 11%, to $361 million, for the quarter and by 10%, to $831 million, for the year-to-date period primarily due to increases in the volume of our proxy and interim communications services, as well as increases in our distribution services revenues for post-sale mutual fund documents and statements, and new business sales. Our proxy and interim communication pieces delivered increased 25% for the quarter, from 204 million to 254 million, and 22% for the year-to-date period, from 516 million to 626 million. The increase in the quarterly and year-to-date proxy and interim communication activity resulted from more holders of equities, increased activity related to additional mutual fund meetings, and more mutual fund special communications. Our back-office trade processing revenues decreased by 5%, to $88 million, for the quarter and by 2%, to $254 million, for the year-to-date period due to a number of offsetting items. The average revenue per trade declined 8% for the quarter and 13% for the year-to-date period primarily due to the volume processed under tiered pricing agreements and the retail/institution mix, due to the increase in electronic retail trades. In addition, the acquisition of the U.S. Clearing and BrokerDealer Services Divisons of Bank of America, which was previously a customer of Brokerage Services, reduced revenues slightly, as the back-office services previously provided to such third-party became an internal (intercompany) service. These decreases were offset by an increase in the average trades per day of 5%, from 1.52 million to 1.59 million, for the quarter and 11%, from 1.36 million to 1.50 million, for the year-to-date period. Average trades per day increased primarily due to net new business sales and growth in our existing client base.

Earnings Before Income Taxes

Earnings before income taxes increased $2 million, to $70 million, for the quarter primarily due to the increased revenues in our investor communication activities. This increase was offset by the 8% increase in operating expenses, primarily due to increase in the pass-through costs associated with the investor communications activity. Earnings before income taxes increased $37 million, to $158 million, for the year-to-date period primarily due to increased revenues in our investor communication activities. Selling, general and administrative expenses decreased by 9% for the year-to-date period due to the reduction in professional fees and collections of receivables which were previously reserved. In addition, earnings before income taxes increased approximately $1 million during the quarter and $9 million during the year-to-date period as a result of the elimination of unprofitable business lines and alignment of our cost structure in our underperforming businesses that occurred during fiscal year 2004.

Dealer Services

Revenues

Dealer Services' revenues increased 9% for the quarter and 11% for the year-to-date period ended March 31, 2005 when compared to the prior year. Internal revenue growth was approximately 4% for the quarter and 6% for the year-to-date period. Revenues increased for our dealer business systems in North America by $24 million, to $205 million, for the quarter and by $77 million, to $603 million, for the year-to-date period primarily due to growth in our key products and the effect of acquisitions. The growth in our key products was primarily driven by the increased users for Application Service Provider (ASP) managed services, increased new site Credit Check installations, new network installations and increased market penetration of our Customer Relationship Management (CRM) product.

Earnings Before Income Taxes

Earnings before income taxes declined $3 million, to $36 million, for the quarter and remained flat for the year-to-date period primarily due to the additional sales expenses relating to headcount additions to generate the current revenue growth and additional implementation expenses to support the new sales contracts awarded for two of the largest dealership groups in the United States. In addition, earnings before income taxes was negatively impacted by the integration costs of acquisitions that occurred during the fourth quarter of fiscal year 2004.

Securities Clearing and Outsourcing Services

On November 1, 2004, the Company acquired the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation (U.S. Clearing and BrokerDealer Business), which provides third-party clearing operations. The results of the acquired business are reported in the Securities Clearing and Outsourcing Services segment.

The Securities Clearing and Outsourcing Services segment provides execution, clearing, margin lending and securities borrowing to facilitate customer short sales to clearing clients. Our clients engage in either the retail or institutional brokerage business.

As part of the integration of the U.S. Clearing and BrokerDealer Business, we will be deconverting two correspondent clearing clients, Bank of America Investments (previously Quick and Reilly) and Strong, as contemplated by the acquisition agreement. These clients are expected to be deconverted by June 30, 2005.

Revenues

Revenues for Securities Clearing and Outsourcing Services was $22 million for the quarter and $37 million for the year-to-date period ended March 31, 2005 as compared to $0 in the prior year due to the acquisition of the business on November 1, 2004. Average customer margin balances were $1.0 billion during the quarter and the year-to-date period. The average number of trades that were cleared per day was 24 thousand for the quarter and 25 thousand for the year-to-date period.

Loss Before Income Taxes

Loss before income taxes was $9 million for the quarter and $14 million for the year-to-date period due to the current alignment of the cost structure associated with the revenues of the business as well as the integration costs incurred since the acquisition of the business on November 1, 2004.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our financial condition and balance sheet remain strong. At March 31, 2005, cash and marketable securities were $2.0 billion. Stockholders' equity was $5.8 billion and the ratio of long-term debt-to-equity was 1.3% at March 31, 2005.

At March 31, 2005, working capital was $1.7 billion compared to $1.0 billion at June 30, 2004. The increase in the Company's working capital arose primarily as a result of the acquisition of the U.S. Clearing and BrokerDealer Business.

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

Cash flows generated from operations were $1.0 billion for the nine months ended March 31, 2005. This amount compares to cash flows from operations of $1.1 billion in the comparable period for the prior fiscal year. The decrease in cash flow from operations was primarily due to the net change of $131 million in securities clearing and outsourcing receivables and payables due to the increased activity of security clearing transactions, and the change in accounts receivable and other assets of $45 million primarily due to the increase in accounts receivable as a result of the increase in billings. These decreases in cash generated from operations were offset by the increase in net earnings of $73 million and the change in accounts payable and accrued expenses primarily due to the timing of income tax payments made during the current year.

Cash flows used in investing activities in the nine months ended March 31, 2005 totaled $154 million compared to $1.1 billion in the comparable period for the prior fiscal year. The fluctuation between periods was primarily due to the timing of purchases and proceeds of marketable securities and the net change in client funds obligations, offset by the increase in cash paid for acquisitions in the current year-to-date period.

Cash flows used in financing activities in the nine months ended March 31, 2005 totaled $537 million compared to $545 million in the comparable period for the prior fiscal year. The decrease in cash used in financing activities was primarily due to the increase in proceeds received from the stock purchase plan and exercises of stock options, offset by the increase in dividends paid due to the increase in the amount of dividends per common share. We purchased 10.0 million shares of our common stock at an average price per share of $41.65 during the year-to-date period. As of March 31, 2005, we had remaining Board of Directors' authorization to purchase up to 17.6 million additional shares.

In June 2004, we entered into two new unsecured revolving credit agreements, each for $2.25 billion, with certain financial institutions, replacing a previous $4.5 billion credit agreement. The two unsecured revolving credit agreements expire in June 2005 and June 2009, respectively. The interest rate applicable to the borrowings is tied to LIBOR or prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the unsecured commercial paper program and to provide funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2005 under the two new credit agreements.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $4.5 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard & Poor's and Prime 1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to 270 days. We use the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations that occur as a result of our decision to extend maturities of our client fund marketable securities. We also use commercial paper issuances to fund general corporate purposes, if needed. This commercial paper program allows us to take advantage of higher extended term yields, rather than liquidating portions of our marketable securities, in order to provide more cost effective liquidity to the Company. At March 31, 2005 and 2004, there was no commercial paper outstanding. For the three months ended March 31, 2005 and 2004, the Company had average borrowings of $0.3 billion and $0.2 billion, respectively, at an effective weighted average interest rate of 2.3% and 1.0%, respectively. For the nine months ended March 31, 2005 and 2004, the Company had average borrowings of $1.1 billion and $0.9 billion, respectively, at an effective weighted average interest rate of 1.8% and 1.0%, respectively. The weighted average maturity of our commercial paper during the three and nine months ended March 31, 2005 was less than two days for both periods.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2005 and 2004, there were no outstanding repurchase agreements. For the three months ended March 31, 2005 and 2004, the Company had an average outstanding balance of $152.2 million and $35.2 million, respectively, at a weighted average interest rate of 2.1% and 1.9%, respectively. For the nine months ended March 31, 2005 and 2004, the Company had an average outstanding balance of $313.8 million and $20.8 million, respectively, at an average interest rate of 1.7% and 2.1%, respectively.

For the nine months ended March 31, 2005, capital expenditures were $133 million. Capital expenditures for fiscal year 2005 are expected to be approximately $200 to $230 million compared to $204 million in fiscal year 2004.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we do enter into contracts in which we guarantee the performance of our products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines, which are monitored daily. We do not expect any material losses related to such guarantees or collateral arrangements.

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

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2005, approximately twenty percent of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other eighty percent of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk including reinvestment risk. We have historically had the ability and intent to hold these investments until maturity.

Details regarding our overall investment portfolio are as follows:

                                 Three Months Ended    Nine Months Ended
(In millions)                        March 31,             March 31
                                -------------------   --------------------
                                   2005        2004       2005       2004
                                   ----        ----      -----       ----
Average investment balances
 at cost:
  Corporate investments         $ 2,272.2  $ 2,493.8  $ 3,269.7  $ 3,165.7
  Funds held for clients         14,817.6   13,316.0   11,883.4   10,766.4
                                ---------  ---------  ---------  ---------
  Total                         $17,089.8  $15,809.8  $15,153.1  $13,932.1
                                =========  =========  =========  =========


Average interest rates earned
  exclusive of realized gains/
  (losses) on corporate investments
  and funds held for clients         3.4%       2.9%       3.3%      3.1%

Realized gains on available-
  for-sale securities           $    0.8   $    1.8   $    9.5   $    7.2
Realized losses on available-
  for-sale securities              (11.1)      (1.4)     (29.0)      (9.8)
                                --------   --------   -------------------
Net realized (losses) gains     $  (10.3)  $    0.4   $  (19.5)  $   (2.6)
                                =========  ========   =========  ========

                                          March 31,    June 30,
                                             2005        2004
                                         ---------    ---------
Net unrealized pre-tax (losses) gains
 on available-for-sale securities        $   (80.0)   $    59.9
Total available-for-sale securities      $12,409.3    $12,092.8

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

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody's, Standard & Poor's, and Dominion Bond Rating Service, and by limiting amounts that can be invested in any single issuer. At March 31, 2005, approximately 95% of our available-for-sale securities held a AAA or AA rating.

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

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS No. 123R). SFAS No. 123R is effective for the Company's fiscal year beginning July 1, 2005. Among other things, SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. Note 5, Fair Value Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, contains pro forma disclosures regarding the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). We changed our fair value option pricing model from the Black-Scholes model to a binomial model for all options granted after January 1, 2005. We believe that the binomial model is more indicative of the stock option's fair value because it considers characteristics that are not available under the Black-Scholes model. SFAS No. 123R may be adopted either prospectively or using a retrospective method. We have not yet determined which method we will use to adopt SFAS No. 123R and we are assessing the anticipated impact of the adoption.

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

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

                  (a)           (b)            (c)               (d)
                                            Total Number of
                                            Shares Purchased   Maximum Number
                                            as Part of the     of Shares that
                                            Publicly           may yet be
                                            Announced          Purchased under
                Total Number  Average Price Common Stock       the Common Stock
                of Shares     Paid per      Repurchase         Repurchase
 Period         Purchased     Share (3)     Plan (1)           Plan (1)
 ------         ---------     ---------     --------           --------

January 1, 2005
to January 31,
2005               960,559    $43.36          873,300          20,484,100

February 1, 2005
to February 28,
2005             1,722,805    $42.72        1,710,000          18,774,100

March 1,
2005 to
March 31,
2005             1,130,931    $43.70        1,125,300          17,648,800
                 ---------                  ---------

Total            3,814,295(2)               3,708,600

(1) In March 2001, the Registrant received the Board of Directors' approval to repurchase up to 50 million shares of the Registrant's common stock. In November 2002, the Registrant received the Board of Directors' approval to repurchase an additional 35 million shares of the Registrant's common stock. There is no expiration date for the common stock repurchase program.


(2) During fiscal year 2005, pursuant to the terms of the Registrant's restricted stock plan, the Registrant (i) made repurchases of 63,259 shares during January 2005, 9,805 shares during February 2005 and 5,631 shares during March 2005 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Registrant instead of cash and (ii) made purchases of 24,000 shares during January 2005 and 3,000 shares during February 2005 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Registrant.

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


                            AUTOMATIC DATA PROCESSING, INC.
                            -------------------------------
                                    (Registrant)

Date: May 6, 2005              /s/ Karen E. Dykstra
                               --------------------
                                Karen E. Dykstra

                             Chief Financial Officer
                             -----------------------
                                     (Title)