Form 10-K
AUTOMATIC DATA PROCESSING INC
filed 2005-08-31
CIK 8670

________________________________________________________________________________

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5397

                         AUTOMATIC DATA PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    22-1467904
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

One ADP Boulevard, Roseland, New Jersey                  07068
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   973-974-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                       which registered

     Common Stock, $.10 Par Value               New York Stock Exchange
              (voting)                          Chicago Stock Exchange
                                                Pacific Exchange

      Liquid Yield Option Notes due 2012        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes x No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $25,860,350,486. On August 24, 2005 there were 578,425,694 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2005 Annual Report                 Parts I, II & IV
to Stockholders.

Portions of the Registrant's Proxy Statement for Annual                 Part III
Meeting of Stockholders to be held on November 8, 2005.
________________________________________________________________________________

                                     Part I

Item 1. Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries "ADP" or the "Registrant"), is one of the largest providers of computerized transaction processing, data communication and information services in the world. For financial information by segment and by geographic area, see Note 16 of the "Notes to Consolidated Financial Statements" contained in ADP's 2005 Annual Report to Stockholders, which information is incorporated herein by reference. The Registrant's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, Proxy Statement for its Annual Meeting of Stockholders and Annual Report to Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP's activities.

Employer Services

     Employer  Services  offers a  comprehensive  range of human resource ("HR")
information, payroll processing and benefit administration products and services, including traditional and Web-based outsourcing solutions, that assist over 518,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services markets these products and services through its direct marketing sales force and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants. In fiscal 2005, 86% of Employer Services' revenues were from the United States, 9% were from Europe, 4% were from Canada and 1% was from South America (primarily Brazil), Australia and Asia.

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

     Through ADP Connection(R) (in the United States), and by using current product import capabilities (in Canada), ADP can enable its largest clients to interface their major enterprise resource planning applications with ADP's outsourced payroll services. For those companies that choose to process these applications in-house, ADP currently delivers stand-alone services such as payroll tax filing, check printing and distribution and year-end tax statements (i.e., form W-2) in the United States. In addition, in order to expand its presence in the small business client market, during fiscal 2005 ADP continued to develop with Microsoft(R) Corporation two new fully integrated ADP payroll solutions-ADP Payroll(SM) and ADP Total Payroll(SM)--that will be included within Microsoft(R) Office Small Business Accounting 2006, available only in the United States. ADP Payroll will offer users access to a

"do-it-yourself" solution similar to those that are available in the traditional software market and ADP Total Payroll will offer a full-featured payroll solution for those who prefer to fully outsource payroll processing. ADP expects these new offerings to be available for general distribution through Microsoft Office Small Business Accounting 2006 during fiscal 2006.

     In order to address the growing business process outsourcing (BPO) market for clients seeking customized human resource information systems and benefit outsourcing solutions, ADP continued to roll out its integrated comprehensive outsourcing services (COS) solution that allows a client to outsource its HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions to ADP.

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

     ADP's Tax and Financial Services business in the United States and its money movement business in Canada process and collect federal, state, provincial and local payroll taxes on behalf of, and from, ADP clients and remit these taxes to the appropriate taxing authorities. ADP's Tax and Financial Services business in the United States and its money movement business in Canada are also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, ADP's TotalPay(R) payroll check (ADPCheck(TM)), full service direct deposit (FSDD) and, in conjunction with major bank partners, stored value payroll card
(TotalPay(R) Card) products, and the collection and payment of wage garnishments. In the United States and Canada, these businesses support large, mid-sized and small clients and provide an electronic interface between approximately 401,000 ADP clients and over 2,000 federal, state, provincial and local tax agencies, from the Internal Revenue Service and Canada Revenue Agency, to local town governments. In fiscal 2005, ADP's Tax and Financial Services business in the United States and its money movement business in Canada together processed and delivered over 49 million year-end tax statements to its clients' employees (i.e., form W-2 in the United States and analogous statements in Canada) and approximately 40.5 million remittances and employer payroll tax returns, and moved approximately $885 billion in client funds to taxing authorities and its clients' employees via electronic transfer, direct deposit and ADPCheck.

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

     In the United States, ADP TotalSource(R), ADP's professional employer organization ("PEO") business, provides clients with comprehensive employment administration outsourcing solutions, including payroll, payroll tax filing, employee background checks, HR guidance, 401(k) plan administration, benefit administration, compliance services, workers' compensation insurance and supplemental benefits for employees. ADP TotalSource(R), the second largest PEO in the U.S. (based on the number of worksite employees), has 36 offices located in sixteen states and serves approximately 4,900 PEO clients and approximately 113,000 work-site employees in all 50 states.

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

Outside the United States and Canada

     The continued increase in the number of multi-national companies makes payroll and human resource management services a global opportunity. In Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and various human resource administration services. Employer Services is present in eight countries in Europe: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia and Asia, Employer Services provides full departmental outsourcing of payroll services. In fiscal 2005, ADP continued to expand its GlobalView(SM) offering, making it available in 18 countries. GlobalView is built on the mySAP(TM) ERP Human Capital Management and the SAP NetWeaver(TM) platform and offers multinational corporations an end-to-end outsourcing solution enabling standardized payroll processing and human resources administration.

Brokerage Services

     Brokerage Services provides transaction processing services, desktop productivity applications and investor communications solutions to the financial services industry worldwide. Brokerage Services' products and services include:
(i) global order entry, trade processing and settlement systems that enable firms to trade virtually any financial instrument, in any market, at any time;
(ii) Internet delivery; personalized on-demand and offset financial printing; statements, confirmations, fulfillment, content management, and imaging, archival, and workflow solutions that enhance communications with investors; proxy distribution and vote processing, regulatory mailings, tax reporting and corporate actions/reorganization solutions that help clients meet regulatory and compliance needs; (iii) automated, browser-based desktop productivity tools for financial consultants and back office personnel; and (iv) integrated delivery of multiple products and services through ADP's Global Processing Solution.

     Brokerage Services serves a large client base in the financial services industry, including: retail and institutional brokerage firms; global banks; mutual funds; annuity companies; institutional investors; specialty trading firms; clearing firms; and publicly owned corporations. Brokerage Services provides securities transaction processing, printing and electronic distribution of shareholder communications and other services to clients that conduct business in more than 90 countries in North America, Europe, Asia and Australia. Brokerage Services also provides computerized proxy vote tabulation and shareholder communication, distribution and fulfillment services, including Web-enabled products and services. In fiscal 2005, ADP served approximately 13,000 United States publicly traded companies and 450 mutual funds and annuity companies with proxy services on behalf of more than 850 brokerage firms and banks.

Securities Clearing and Outsourcing Services

     In fiscal 2005, ADP completed its acquisition of the U.S. Clearing and BrokerDealer Services divisions of Bank of America and created the Securities Clearing and Outsourcing Services segment. This acquisition furthered Brokerage Services' business process outsourcing strategy by positioning ADP to provide any brokerage firm, regardless of size, an appropriate range of outsourcing services to best meet its individual needs on a single technology platform: service bureau, operations outsourcing, or correspondent clearing services.

     Securities Clearing and Outsourcing Services provides clearing, custody, financing, securities lending, trade execution and outsourcing solutions to broker-dealers. Securities Clearing and Outsourcing Services derives revenues from commissions and service charges related to clearing and execution activities and from interest income on margin financing, client short selling activity, and uninvested balances. Securities Clearing and Outsourcing Services also extends margin loans directly to correspondents to finance their proprietary activity.

     Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, Securities Clearing and Outsourcing Services extends credit to a customer for a portion of the purchase price of the security. Such credit is collateralized by securities in the customer's accounts in accordance with regulatory and internal requirements. Securities Clearing and Outsourcing Services receives income from interest charged on such loans. Securities Clearing and Outsourcing Services also borrows securities from banks and other broker-dealers to facilitate customer and proprietary short selling activity, and lends securities to broker-dealers and other trading entities to cover short sales and to complete transactions that require delivery of securities by settlement date.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a "DMS") and business solutions to automotive, heavy truck, and powersports (i.e., motorcycle, marine and recreational) vehicle retailers and manufacturers throughout North America and Europe. More than 19,500 automotive, heavy truck and powersports dealers use ADP's DMS, other software based solutions, networking solutions, data integration, consulting and/or marketing services.

     Dealer Services offers its dealership clients a service product that includes computer hardware, hardware maintenance services, licensed software, software support, system design and network consulting services. Dealer Services also offers its clients Web-enabled business solutions, "front-end" dealership sales process and business development training services, consulting services, software products and customer relationship management solutions (CRM). Clients use an ADP DMS to manage business activities such as accounting, inventory, factory communications, scheduling, vehicle financing, insurance, sales and service. Dealer Services also designs, establishes and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations (for larger dealers), as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle locating, dealership customer credit application submission and decisioning, vehicle repair estimation and acquisition of vehicle registration and lien holder information. Dealer Services also offers an Application Service Provider (ASP) managed services solution to its dealership clients in which the clients license ADP's DMS and/or other software, and outsource all information technology management, computing and network infrastructure, technology decisions and system support to Dealer Services.

     In fiscal 2005, ADP acquired Tesoft Automocion S.A., which provides dealer management systems to approximately 1,500 automotive dealers in Spain, Portugal and France. ADP also acquired AutoFuse, Inc., a web site development solutions company.

Claims Services

     Claims Services offers integrated business solutions for clients in the property insurance, auto collision repair and auto recycling industries. These solutions help clients manage costs, improve efficiency and accelerate the claims review and settlement process. Claims Services' products and services include (i) claims management applications, such as automated collision repair estimating, total loss vehicle valuation, first notice of loss, dispatch and assignment, claims audit, claims payment, managed repair solutions and alternative parts locating, that streamline the end-to-end claims process, (ii) body shop and auto recycler management systems and auto recycler alternative parts locating solutions, (iii) other applications, databases and management information tools and services that enhance and optimize the claims process and
(iv) insurance broker risk management and insurance distribution services that help clients create, update and manage insurance policies. In fiscal 2005, Claims Services expanded its auto claims services into India, Russia, Eastern Europe and Central America. It also acquired a majority interest in its Spanish licensee, Audatex Espana, S.A.

Markets and Marketing Methods

     ADP's services are offered broadly across North America and Europe. Some services within the Employer Services and Brokerage Services business units are also offered in Australia and Asia, and Employer Services and Claims Services also provides services in South America (primarily Brazil).

     None of ADP's major business groups have a single homogenous client base or market. For example, Brokerage Services and Securities Clearing and Outsourcing Services serve a large client base in the financial services industry, including retail and institutional firms, banks and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves heavy truck, powersports (i.e., motorcycle, marine and recreational), and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Claims Services has many clients who are insurance companies, but it also provides services to automobile manufacturers, body repair shops, salvage yards, distributors of new and used automobile parts and other non-insurance clients. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers, brokerage clients and insurance clients. While concentrations of clients exist, no one client or industry group is material to ADP's overall revenues.

     ADP's businesses are not overly sensitive to price changes. Economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP's services. In fiscal 2005, Employer Services continued to grow, primarily due to the increase in its United States payroll and payroll tax businesses, including new business started in the fiscal year, an increase in the number of employees on our clients' payrolls, strong growth in its "beyond payroll" products, and improved client retention; Brokerage Services grew as a consequence of the increased volume in its investor communication services resulting from an increase in the amount of holders of equities and an increase in mutual fund special communications; Dealer Services grew due to the revenues generated in fiscal 2005 from fiscal 2004 acquisitions and growth in its traditional businesses; and our investment income on our client funds increased due to the increase in our average client fund balances and higher interest rates.

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

Clients and Client Contracts

     ADP provides its services to approximately 590,000 clients. In fiscal 2005, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

     ADP has no material "backlog" because the period between the time a client agrees to use ADP's services and the time the service begins is generally very short and because no sale is considered firm until it is installed and begins producing revenue. ADP receives sales orders in all of our businesses and is continuously in the process of performing implementation services for our clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time (up to two weeks) for an SBS client to a longer period (generally six to twelve months) for a National Account Services or Dealer Services client with multiple deliverables.

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

Systems Development and Programming

     During the fiscal years ended June 30, 2005, 2004 and 2003, ADP invested $696 million, $704 million, and $604 million, respectively, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

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

Number of Employees

     ADP employed approximately 44,000 persons as of June 30, 2005.

Item 2. Properties

     ADP leases space for 22 of its principal processing centers. In addition, ADP leases numerous other operational offices and sales offices. All of these leases, which aggregate approximately 7,374,053 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2018. ADP owns 15 of its processing facilities, other operational offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,574,365 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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

     The Registrant and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. ("DSI") are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, "UCS"), which lawsuit has since been tried before an arbitration panel in June 2003. This lawsuit alleges trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Registrant through its acquisition of DSI. UCS sought injunctive relief and damages of $56 million. On November 11, 2003, the arbitration panel appointed by the District Court entered an Award in favor of DSI and its co-defendants. The Award denied all relief to UCS. The Award has been affirmed and adopted by the District Court as a final judgment of the Court. On March 12, 2004, the plaintiffs filed an appeal of the final judgment, which appeal is now pending before the Texas Court of Appeals. The Registrant believes that the judgment of the District Court was correct and that the Registrant should prevail.

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     See "Market Price, Dividend Data and Other" contained in the Registrant's 2005 Annual Report to Stockholders, which information is incorporated herein by reference. As of August 17, 2005, the Registrant had 40,337 registered holders of its Common Stock, par value $.10 per share. The Registrant's Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

     On January 24, 2005, the Registrant issued 12,452 shares of its Common Stock, with a market value of approximately $500,000, in respect of an earnout paid to a company related to an asset purchase agreement dated November 30, 2000, pursuant to which the Registrant acquired substantially all of the assets of such company. The Registrant issued the foregoing shares of Common Stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption therefrom set forth in Section 4(2) of such Act relating to sales by an issuer not involving a public offering.

     Issuer Purchases of Equity Securities



                                   (a)                    (b)                     (c)                    (d)
                                                                            Total Number of
                                                                          Shares Purchased as     Maximum Number of
                                                                         Part of the Publicly    Shares that may yet
                                                                           Announced Common      be Purchased under
                             Total Number of       Average Price Paid      Stock Repurchase       the Common Stock
     Period                 Shares Purchased          per Share (3)             Plan (1)         Repurchase Plan (1)
--------------------        -----------------      ------------------    --------------------    --------------------
April 1, 2005 to
April 30, 2005                    444,610                $44.12                  444,400             17,204,400

May 1, 2005 to
May 31, 2005                    1,068,509                $44.11                1,050,000             16,154,400

June 1, 2005 to
June 30, 2005                   2,573,044                $42.04                2,563,300             13,591,100

Total                         4,086,163(2)                                     4,057,700


(1) In March 2001, the Registrant received the Board of Directors' approval to repurchase up to 50 million shares of the Registrant's common stock. In November 2002, the Registrant received the Board of Directors' approval to repurchase an additional 35 million shares of the Registrant's common stock. There is no expiration date for the common stock repurchase plan.

(2) During 2005, pursuant to the terms of the Registrant's restricted stock program, the Registrant (i) made repurchases of 210 shares during April 2005, 3,509 shares during May 2005 and 744 shares during June 2005 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Registrant instead of cash and (ii) made purchases of 15,000 shares during May 2005 and 9,000 shares during June 2005 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Registrant.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Item 6. Selected Financial Data

     See "Selected Financial Data" contained in the Registrant's 2005 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's 2005 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Registrant's 2005 Annual Report to Stockholders, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements described in Item 15(a)1 hereof are incorporated herein.

     The following supplementary data is incorporated herein by reference:

     Quarterly Financial Results (unaudited) for the two fiscal years ended June 30, 2005 (see Note 17 of the "Notes to Consolidated Financial Statements" contained in ADP's 2005 Annual Report to Stockholders)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of ADP's Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934. This "Controls and Procedures" section should be read in conjunction with such certifications and the Deloitte & Touche LLP attestation report on management's assessment of ADP's internal control over financial reporting that appears on page 47 of ADP's 2005 Annual Report to Stockholders and is hereby incorporated herein by reference.

Management's Evaluation of Disclosure Controls and Procedures

     ADP carried out an evaluation, under the supervision and with the participation of ADP's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of

ADP's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that ADP's disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by ADP in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control over Financial Reporting

     It is the responsibility of Automatic Data Processing, Inc.'s ("ADP") management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is designed to provide reasonable assurance to ADP's management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

     ADP's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ADP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ADP are being made only in accordance with authorizations of management and directors of ADP; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of ADP's assets that could have a material effect on the financial statements of ADP.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management has performed an assessment of the effectiveness of ADP's internal control over financial reporting as of June 30, 2005 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP's internal control over financial reporting was effective as of June 30, 2005.

     Management  has  excluded  from its  assessment  of internal  control  over financial reporting at June 30, 2005 its subsidiary, ADP Clearing and Outsourcing Services, Inc., which holds all the assets of the Securities Clearing and Outsourcing Services segment that was formed as a result of an acquisition on November 1, 2004. ADP Clearing and Outsourcing Services, Inc. represents 1% and 5% of ADP's consolidated total revenues and consolidated total assets, respectively, for the year ended June 30, 2005.

     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which attestation report appears on page 47 of ADP's 2005 Annual Report to Stockholders.

Changes in Internal Control over Financial Reporting

     There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

Item 9B. Other Information

         None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

     The executive officers of the Registrant, their ages, positions and the period during which they have been employed by ADP are as follows:



                                                                                                       Employed by
        Name                           Age                         Position                            ADP Since
---------------------                  ---                   ------------------------                  -------------

Steven J. Anenen                       52                    President,                                    1975
                                                             Dealer Services

James B. Benson                        60                    Vice President, General                       1977
                                                             Counsel and Secretary

Richard C. Berke                       60                    Vice President, Human                         1989
                                                             Resources

Gary C. Butler                         58                    President and Chief                           1975
                                                             Operating Officer

Janice M. Colby                        50                    President,                                    2001
                                                             Claims Solutions Group

Raymond L. Colotti                     59                    Vice President and                            1995
                                                             Treasurer

Richard J. Daly                        52                    Group President,                              1989
                                                             Brokerage Services

Karen E. Dykstra                       46                    Vice President and                            1981
                                                             Chief Financial Officer

John Hogan                             57                    Group President,                              1993
                                                             Brokerage Services

Campbell B. Langdon                    44                    President,                                    2000
                                                             Tax, Financial and Time
                                                             Management Services

S. Michael Martone                     57                    Group President, Employer                     1987
                                                             Services

Dan Sheldon                            49                    Vice President,                               1984
                                                             Corporate Controller


Jan Siegmund                           41                    Vice President,                               1999
                                                             Strategic Development

George I. Stoeckert                    57                    President, Employer                           1991
                                                             Services - International

Arthur F. Weinbach                     62                    Chairman and                                  1980
                                                             Chief Executive Officer


     Messrs. Benson, Berke, Butler, Colotti, Daly, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

     Steven J. Anenen joined ADP in 1975. Prior to his promotion to President, Dealer Services in 2004, he served as Senior Vice President, Dealer Services from 1998 to 2004.

     Janice M. Colby joined ADP in 2001. Prior to her promotion to President, Claims Solutions Group in 2005, she served as President, Small Business Services Division, Employer Services from 2001 to 2005. From 1996 to 2001 she served as Vice President, Business Customer Care for AT&T Corporation.

     Karen E. Dykstra joined ADP in 1981. Prior to her promotion to Chief Financial Officer in 2003, she served as Vice President, Finance from 2001 to 2003 and as Vice President and Controller from 1998 to 2001.

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

     Jan Siegmund joined ADP in 1999 as Vice President, Strategy. Prior to his promotion to Vice President, Strategic Development in 2004, he served as Senior Vice President of Strategic Development, Brokerage Services from 2000 to 2004.

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

Directors of the Registrant

     See "Election of Directors" in the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See "Section 16(a) Beneficial Ownership Reporting  Compliance" in the Proxy
Statement  for  Registrant's   2005  Annual  Meeting  of   Stockholders,   which
information is incorporated herein by reference.

Code of Ethics

     ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP's website at www.adp.com under "Ethics" in the "About ADP" section.

Audit Committee

     See "Audit Committee Report" in the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See "Compensation of Executive Officers" and "Election of Directors" in the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters

     See "Election of Directors - Security Ownership of Certain Beneficial Owners and Managers" and "Compensation of Executive Officers - Equity Compensation Plan Information" in the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     See "Compensation of Executive Officers - Certain Transactions" in the Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     See "Independent  Registered  Public  Accounting  Firms' Fees" in the Proxy
Statement  for  Registrant's   2005  Annual  Meeting  of   Stockholders,   which
information is incorporated herein by reference.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

     (a)1. Financial Statements

     The  following  reports  and  consolidated   financial  statements  of  the
Registrant contained in the Registrant's 2005 Annual Report to Stockholders are also included in Part II, Item 8:

     Statements of Consolidated Earnings - years ended June 30, 2005, 2004 and 2003

     Consolidated Balance Sheets - June 30, 2005 and 2004

     Statements of Consolidated Stockholders' Equity - years ended June 30, 2005, 2004 and 2003

     Statements of Consolidated Cash Flows - years ended June 30, 2005, 2004 and 2003

     Notes to Consolidated Financial Statements

     Management Report on Internal Control Over Financial Reporting

     Report of Independent Registered Public Accounting Firm

     Financial information of the Registrant is omitted because the Registrant is primarily a holding company. The Registrant's subsidiaries, which are listed on Exhibit 21 attached hereto, are wholly owned.

     2. Financial Statement Schedules

                                                         Page in Form 10-K
                                                         -----------------

     Report of Independent Registered
     Public Accounting Firm                                      20

     Schedule II - Valuation and Qualifying Accounts             21

     All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

     3. Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

     3.1     -     Amended and Restated Certificate of Incorporation dated
                   November 11, 1998 - incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement No. 333-72023 on Form
                   S-4 filed with the Commission on February 9, 1999

     3.2     -     Amended and Restated By-laws of the Registrant - incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, dated August 11, 2005

     4       -     Indenture dated as of February 20, 1992 between Automatic
                   Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Registrant - incorporated by reference to Exhibit (4)-#1 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

     10.1    -     Letter Agreement dated as of April 28, 2005 between Automatic
                   Data Processing, Inc. and Arthur F. Weinbach - incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated April 28, 2005 (Management Contract)

     10.2    -     Letter Agreement dated September 14, 1998 between Automatic
                   Data Processing, Inc. and Gary Butler - incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended June 30, 1998 (Management
                   Contract)

     10.3    -     Key Employees' Restricted Stock Plan - incorporated by
                   reference to Registrant's Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

     10.4    -     Supplemental Officers' Retirement Plan, as amended -
                   incorporated by reference to Exhibit 10.4 to Registrant's
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   December 31, 2004 (Management Compensatory Plan)

     10.5    -     1989 Non-Employee Director Stock Option Plan - incorporated
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

     10.7    -     1994 Directors' Pension Arrangement - incorporated by
                   reference to Exhibit 10(iii)(A)-#10 to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended June 30, 1994
                   (Management Compensatory Plan)

     10.8    -     2000 Stock Option Plan - incorporated by reference to Exhibit
                   10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (Management
                   Compensatory Plan)

     10.9    -     2001 Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended June 30, 2001 (Management
                   Compensatory Plan)

     10.10   -     Change in Control Severance Plan for Corporate Officers -
                   incorporated by reference to Exhibit 10.3 to Registrant's
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   March 31, 2001 (Management Compensatory Plan)

     10.11   -     Employees' Saving-Stock Option Plan - incorporated by
                   reference to Registrant's Registration Statement No.
                   333-10281 on Form S-8 (Management Compensatory Plan)

     10.12   -     2003 Director Stock Plan - incorporated by reference to
                   Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (Management
                   Compensatory Plan)

     10.13   -     Amended and Restated Employees' Savings-Stock Purchase Plan -
                   incorporated by reference to Exhibit 10.5 to Registrant's
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   December 31, 2003

     10.14   -     364-Day Credit Agreement, dated as of June 29, 2005, among
                   Automatic Data Processing, Inc., the Lenders Party thereto,
                   JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of
                   America, N.A., as Syndication Agent, and Barclays Bank PLC,
                   BNP Paribas, Citicorp USA, Inc., Deutsche Bank Securities
                   Inc. and Wachovia Bank, National Association, as
                   Documentation Agents - incorporated by reference to Exhibit
                   10.14 to Registrant's Current Report on Form 8-K, dated June
                   29, 2005

     10.15   -     Five-Year Credit Agreement, dated as of June 30, 2004, among
                   Automatic Data Processing, Inc., the Lenders Party thereto,
                   JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan
                   Europe Limited, as London Agent, JPMorgan Chase Bank, Toronto
                   Branch, as Canadian Agent, the Swingline Lenders, and Bank of
                   America, N.A., Barclays Bank PLC, BNP Paribas, Citibank,
                   N.A., Deutsche Bank Securities Inc. and Wachovia National
                   Association, as Co-Syndication Agents - incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended June 30, 2004

     10.16   -     Five-Year Credit Agreement, dated as of June 29, 2005, among
                   Automatic Data Processing, Inc., the Lenders Party thereto,
                   JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of
                   America, N.A., as Syndication Agent, and Barclays Bank PLC,
                   BNP Paribas, Citicorp USA, Inc., Deutsche Bank Securities
                   Inc. and Wachovia Bank, National Association, as
                   Documentation Agents - incorporated by reference to Exhibit
                   10.16 to Registrant's Current Report on Form 8-K, dated June
                   29, 2005

     10.17   -     2000 Stock Option Grant Agreement (Form for Employees) -
                   incorporated by reference to Exhibit 10.1 to Registrant's
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   September 30, 2004 (Management Compensatory Plan)

     10.18   -     2000 Stock Option Grant Agreement (Form for French
                   Associates) - incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory
                   Plan)

     10.19   -     2000 Stock Option Grant Agreement (Form for Non-Employee
                   Directors) - incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory
                   Plan)

     10.20   -     Directors Compensation Summary Sheet - incorporated by
                   reference to Exhibit 10.20 to Registrant's Current Report on
                   Form 8-K, dated August 11, 2005

     13      -     Pages 16 to 47 of the 2005 Annual Report to Stockholders
                   (with the exception of the pages incorporated by reference herein, the Annual Report is not a part of this filing)

     21      -     Subsidiaries of the Registrant

     23      -     Consent of Independent Registered Public Accounting Firm

     31.1    -     Certification by Arthur F. Weinbach pursuant to Rule
                   13a-14(a) of the Securities Exchange Act of 1934

     31.2    -     Certification by Karen E. Dykstra pursuant to Rule 13a-14(a)
                   of the Securities Exchange Act of 1934

     32.1    -     Certification by Arthur F. Weinbach pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2    -     Certification by Karen E. Dykstra pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Automatic Data Processing, Inc.
Roseland, New Jersey



We have audited the consolidated financial statements of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, and have issued our report thereon dated August 17, 2005; such consolidated financial statements and report are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Automatic Data Processing, Inc., listed at Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
--------------------------
New York, New York
August 17, 2005


                                                    AUTOMATIC DATA PROCESSING, INC.

                                                           AND SUBSIDIARIES

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             (In thousands)


Column A                            Column B                   Column C                Column D            Column E
--------                            --------                   --------                --------            --------

                                                               Additions
                                                        ----------------------
                                                        (1)                (2)


                                                                       Charged to
                                    Balance at       Charged to        other                              Balance at
                                    beginning        costs and         accounts-       Deductions-        end of
                                    of period        expenses          describe        describe           period
                                    ---------        -----------       -----------     -----------        -----------

Year ended June 30, 2005:
Allowance for doubtful accounts:
  Current                           $50,980          $17,964           $1,209(B)       $(24,475)(A)        $45,678

  Long-term                         $8,578           $1,326            $   --          $ (1,732)(A)         $8,172

Deferred tax valuation allowance    $25,858          $7,821            $   --          $ (1,205)(E)        $32,474


Year ended June 30, 2004:
Allowance for doubtful accounts:
  Current                           $54,654          $15,656           $3,335(B)       $(22,665)(A)        $50,980

  Long-term                         $11,103          $680              $   --          $ (3,205)(A)         $8,578

Deferred tax valuation allowance    $32,220          $2,953            $   --          $ (9,315)(D)        $25,858


Year ended June 30, 2003:
Allowance for doubtful accounts:
  Current                           $52,873          $17,588           $  712(B)       $(16,519)(A)        $54,654

  Long-term                         $16,019          $1,534            $   --          $ (6,450)(A)        $11,103

Deferred tax valuation allowance    $40,140          $5,318            $  899(C)       $ (14,137)(E)       $32,220



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

                                               AUTOMATIC DATA PROCESSING, INC.
                                                        (Registrant)

August 31, 2005                                By:/s/ Arthur F. Weinbach
                                                  ------------------------------
                                                      Arthur F. Weinbach
                                                      Chairman and Chief
                                                      Executive Officer


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



Signature                                                  Title                                 Date
---------                                                  -----                                 ----

/s/ Arthur F. Weinbach                           Chairman, Chief Executive                 August 31, 2005
--------------------------                       Officer and Director
   (Arthur F. Weinbach)                          (Principal Executive Officer)

/s/ Karen E. Dykstra                             Chief Financial Officer                   August 31, 2005
--------------------------                       (Principal Financial Officer
   (Karen E. Dykstra)                            and Principal Accounting
                                                 Officer)


/s/ Gregory D. Brenneman                         Director                                  August 31, 2005
-------------------------
   (Gregory D. Brenneman)


/s/ Leslie A. Brun                               Director                                  August 31, 2005
-------------------------
   (Leslie A. Brun)


/s/ Gary C. Butler                               Director                                  August 31, 2005
-------------------------
   (Gary C. Butler)


/s/ Leon G. Cooperman                            Director                                  August 31, 2005
-------------------------
   (Leon G. Cooperman)


Signature                                                  Title                                 Date
---------                                                  -----                                 ----

/s/ R. Glenn Hubbard                             Director                                  August 31, 2005
-------------------------
   (R. Glenn Hubbard)


/s/ John P. Jones                                Director                                  August 31, 2005
-------------------------
   (John P. Jones)


/s/ Ann Dibble Jordan                            Director                                  August 31, 2005
-------------------------
   (Ann Dibble Jordan)


/s/ Harvey M. Krueger                            Director                                  August 31, 2005
-------------------------
   (Harvey M. Krueger)


/s/ Frederic V. Malek                            Director                                  August 31, 2005
-------------------------
   (Frederic V. Malek)


/s/ Henry Taub                                   Director                                  August 31, 2005
-------------------------
   (Henry Taub)
