Form 10-Q
period 2005-09-30
AUTOMATIC DATA PROCESSING INC
filed 2005-11-07
CIK 8670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------
                                   FORM 10-Q
                                 --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the Transition Period From ___________ to _____________

                         Commission File Number 1-5397

                                   -----------



                        AUTOMATIC DATA PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

                                   -----------



                Delaware                               22-1467904
    (State or other jurisdiction of         (IRS Employer Identification No.)
             incorporation)

One ADP Boulevard, Roseland, New Jersey                   07068
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (973) 974-5000

                                  ------------



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

The number of shares outstanding of the registrant's common stock as of October 28, 2005 was 576,599,881.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                Automatic Data Processing, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended
                                                               September 30,
                                                            ---------------------
                                                              2005 (B)     2004
                                                            --------   ----------

REVENUES:
Revenues, other than interest on funds held for
 Employer Services' clients and  PEO revenues               $1,782.0  $  1,644.5
Interest on funds held for Employer Services' clients          108.4        84.7
PEO revenues (A)                                               155.8       125.5
                                                            --------  ----------

TOTAL REVENUES                                               2,046.2     1,854.7
                                                            --------  ----------


EXPENSES:
Operating expenses                                             973.5       867.0
Selling, general and administrative expenses                   485.5       446.2
Systems development and programming costs                      159.8       148.7
Depreciation and amortization                                   77.6        74.4
Other income, net                                               (3.3)      (12.6)
                                                            --------  ----------

TOTAL EXPENSES                                               1,693.1     1,523.7
                                                            --------  ----------


EARNINGS BEFORE INCOME TAXES                                   353.1       331.0

Provision for income taxes                                     133.1       122.8
                                                            --------- -----------

NET EARNINGS                                                $  220.0  $    208.2
                                                            ========  ==========

BASIC EARNINGS PER SHARE                                    $   0.38  $     0.36
                                                            ========  ==========

DILUTED EARNINGS PER SHARE                                  $   0.38  $     0.35
                                                            ========  ==========

Basic weighted average shares outstanding                      577.3       583.6
                                                            ========  ==========

Diluted weighted average shares outstanding                    582.8       590.0
                                                            ========  ==========

Dividends per common share                                  $ 0.1550  $   0.1400
                                                            ========  ==========


(A) Professional Employer Organization ("PEO") revenues are net of direct pass-through costs of $1,490.7 and $1,149.5, respectively.

(B) As a result of the adoption of SFAS No. 123R, "Share-Based Payment," effective July 1, 2005, incremental stock-based compensation expense of $8.7, $22.8 and $9.5 is included within operating expenses, selling, general and administrative expenses, and systems development and programming costs, respectively, as well as a related tax benefit of $11.3, resulting in a reduction to net earnings of $29.7 for the three months ended September 30, 2005. See Note 4 to the consolidated financial statements for additional information.

                  See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                                September     June 30,
                                                                   30,
                                                                  2005          2005
                                                              ------------   ----------
Assets
-------
Current assets:
Cash and cash equivalents                                      $   1,058.7    $   975.4
Short-term marketable securities (includes $26.3 and
 $204.7 of segregated securities deposited with clearing
 organizations or segregated for regulatory purposes at
 September 30, 2005 and June 30, 2005, respectively)                 479.7        695.8
Accounts receivable, net                                           1,081.5      1,207.2
Securities clearing receivables                                      988.7        965.2
Other current assets                                                 624.5        597.5
                                                               ------------   ----------
Total current assets                                               4,233.1      4,441.1

Long-term marketable securities                                      397.2        447.9
Long-term receivables, net                                           186.5        186.9
Property, plant and equipment, net                                   728.8        684.8
Other assets                                                         819.2        813.9
Goodwill                                                           2,403.8      2,408.5
Intangible assets, net                                               718.8        734.8
                                                               ------------   ----------
Total assets before funds held for clients                         9,487.4      9,717.9
Funds held for clients                                            15,339.0     17,897.5
                                                               ------------   ----------
Total assets                                                   $  24,826.4    $27,615.4
                                                               ============   ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Accounts payable                                               $     198.3    $   224.1
Accrued expenses and other current liabilities                     1,389.0      1,616.0
Securities clearing payables                                         664.6        745.2
Income taxes payable                                                 280.3        215.4
                                                               ------------   ----------
Total current liabilities                                          2,532.2      2,800.7

Long-term debt                                                        76.1         75.8
Other liabilities                                                    368.4        342.7
Deferred income taxes                                                238.0        290.5
Deferred revenues                                                    467.5        462.7
                                                               ------------   ----------
Total liabilities before client funds obligations                  3,682.2      3,972.4
Client funds obligations                                          15,415.5     17,859.2
                                                               ------------   ----------

Total liabilities                                                 19,097.7     21,831.6

Stockholders' equity:
Preferred stock, $1.00 par value:
 Authorized 0.3 shares; issued, none
Common stock, $0.10 par value:                                           -            -
 Authorized 1,000.0 shares; issued 638.7 shares                       63.9         63.9
Capital in excess of par value                                        43.2            -
Deferred compensation                                                (12.9)       (13.3)
Retained earnings                                                  8,096.5      7,966.0
Treasury stock- at cost: 62.6 and 58.5 shares, respectively       (2,419.1)    (2,246.8)
Accumulated other comprehensive (loss) income                        (42.9)        14.0
                                                               ------------   ----------
Total stockholders' equity                                         5,728.7      5,783.8
                                                               ------------   ----------
Total liabilities and stockholders' equity                     $  24,826.4    $27,615.4
                                                               ============   ==========


                     See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (In millions)
                                   (Unaudited)


                                                                Three Months Ended
                                                                   September 30,
                                                               ----------------------
                                                                 2005        2004
                                                               ---------- -----------

Cash Flows from Operating Activities:
-------------------------------------
Net earnings                                                   $   220.0  $    208.2
Adjustments to reconcile net earnings to net cash flows
 provided by operating activities:
  Depreciation and amortization                                     77.6        74.4
  Deferred income taxes                                             13.7        26.8
  Stock-based compensation expense                                  45.4         3.5
  Amortization of premiums and discounts on
   available-for-sale securities                                    24.3        33.5
Other                                                               40.6        22.3
Changes in operating assets and liabilities, net of effects
 from acquisitions of businesses:
  Securities deposited with clearing organizations or
   segregated in compliance with federal regulations               178.4           -
  Decrease in receivables and other assets                          69.0        14.8
  Decrease in accounts payable, accrued expenses and other
   liabilities                                                    (163.0)     (121.0)
  Increase in securities clearing receivables                      (23.5)          -
  Decrease in securities clearing payables                         (80.7)          -
                                                               ---------- -----------
Net cash flows provided by operating activities                    401.8       262.5
                                                               ---------- -----------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of marketable securities                              (1,669.8)   (1,663.5)
Proceeds from the sales and maturities of marketable
 securities                                                      1,680.8     1,912.3
Net proceeds from (purchases of) client funds securities         2,471.5    (2,482.0)
Change in client funds obligations                              (2,443.7)    2,694.0
Capital expenditures                                               (59.9)      (42.5)
Additions to intangibles                                           (24.6)      (20.6)
Acquisitions of businesses, net of cash acquired                    (0.7)       (0.8)
Other                                                               (0.4)        2.4
                                                               ---------- -----------
Net cash flows (used in) provided by investing activities          (46.8)      399.3
                                                               ---------- -----------

Cash Flows from Financing Activities:
-------------------------------------
Payments of debt                                                    (0.2)       (0.3)
Proceeds from issuance of notes                                      0.1         0.1
Repurchases of common stock                                       (229.2)     (234.6)
Proceeds from stock purchase plan and exercises of stock
 options                                                            47.9        42.3
Dividends paid                                                     (91.0)      (82.5)
                                                               ---------- -----------
Net cash flows used in financing activities                       (272.4)     (275.0)
                                                               ---------- -----------
Effect of exchange rate changes on cash and cash equivalents         0.7         3.7
                                                               ---------- -----------
Net change in cash and cash equivalents                             83.3       390.5
Cash and cash equivalents, beginning of period                     975.4       713.0
                                                               ---------- -----------
Cash and cash equivalents, end of period                       $ 1,058.7  $  1,103.5
                                                               ========== ===========


                     See notes to the consolidated financial statements.

                Automatic Data Processing, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
             (Tabular dollars in millions, except per share amounts)
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and Subsidiaries ("ADP" or the "Company") as of and for the year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 may not be indicative of the results to be expected for the fiscal year ending June 30, 2006.

Note 2. New Accounting Pronouncement

As further discussed in Note 4, the Company adopted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") effective July 1, 2005 using the modified prospective method. The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to the Company's stock options and employee stock purchase plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.

Note 3. Earnings Per Share ("EPS")


                     For the three months ended September 30,
              --------------------------------------------------------
                         2005                        2004
              --------------------------- ----------------------------
                         Weighted                  Weighted
                 Net      Average           Net     Average
              Earnings    Shares    EPS   Earnings  Shares      EPS
              ---------- --------- -----  -------- ---------  -------

Basic         $   220.0      577.3 $0.38  $  208.2     583.6  $  0.36
Effect of
 zero coupon
 subordinated
 notes              0.3        1.2             0.2       1.2
Effect of
 stock options       -         4.3               -       5.2
              ---------  ---------        -------- ---------

Diluted       $   220.3      582.8 $0.38  $  208.4     590.0  $  0.35
              =========  ========= =====  ======== =========  =======


Options to purchase 53.6 million and 36.0 million shares of common stock for the three months ended September 30, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive for each respective period.

Note 4. Fair Value Accounting for Stock-Based Compensation

As previously noted, effective July 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), shall be recognized in net earnings in the periods after the date of adoption. Stock-based compensation primarily consists of the following:
   o Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are issued under a grade vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. In fiscal 2005, the Company reduced the amount of stock options issued by approximately one-third.
   o Employee Stock Purchase Plan. The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at 85% of the lower of market value as of the date of purchase election or as of the end of the stock purchase plan. Compensation expense for the employee stock purchase plan is recognized over the vesting period of 24 months on a straight-line basis.
   o Restricted Stock. The Company has a restricted stock program under which shares of common stock have been sold for nominal consideration to certain key employees. These shares are restricted as to transfer and in certain circumstances must be resold to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which is up to six years from the date of grant. The value of the Company's restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. The following stock-based compensation expense of $45.4 million and $3.5 million was recognized for the three months ended September 30, 2005 and 2004, respectively, as well as related tax benefits of $13.0 million and $1.4 million, respectively:


                                           Three Months Ended
                                             September 30,
                                       ---------------------------
                                          2005            2004
                                       ------------    -----------

Operating expenses                     $       8.7              -
Selling, general and administrative
 expenses                                     27.2            3.5
System development and programming
 costs                                         9.5              -
                                       ------------    -----------
Total stock-based compensation expense $      45.4     $      3.5
                                       ============    ===========


Restricted stock amortization of $4.4 million and $3.5 million is included within selling, general and administrative expenses for the three months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $179.2 million, $22.6 million and $17.0 million respectively, which will be amortized over the weighted-average remaining requisite service period of 1.3 years, 0.5 years and 1.1 years, respectively.

A summary of changes in the stock option plans for the three months ended September 30, 2005 is as follows:


                                 Number        Weighted         Remaining   Aggregate
                               of Options      Average Price    Life        Intrinsic Value
                               (in thousands)  (in dollars)    (in years)  (in millions)
                               --------------  ------------    ----------  ----------------

Options outstanding at
 July 1, 2005                      70,395      $        42
Options granted                     2,422      $        43
Options exercised                    (842)     $        30
Options canceled                   (1,117)     $        45
                               -----------
Options outstanding at
 September 30, 2005                70,858      $        42          6.7    $     243.6
                               ===========     ============    =========   ============


Approximately 37.0 million options are exercisable at September 30, 2005 with a weighted average exercise price of $42. The total intrinsic value of options exercised during the three months ended September 30, 2005 was $9.2 million. At September 30, 2005, the Company has 16.9 million shares available for future stock option grants.

The Company is scheduled to issue approximately 2.8 million shares on both December 31, 2005 and 2006 related to the outstanding offerings under the employee stock purchase plan. The Company issued 78 thousand restricted shares during the three months ended September 30, 2005.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for periods prior to adoption of SFAS No. 123R.


                                                                        Three Months
                                                                            Ended
                                                                        September 30,
                                                                            2004
                                                                       ----------------

Net earnings, as reported                                              $         208.2
Add: Stock-based employee compensation expense included in
 reported net earnings,  net of related tax effects                                2.1
Deduct: Total stock-based employee compensation expense
 determined  using the fair value-based method  for all awards,
 net of related tax effects                                                      (37.8)
                                                                       ----------------

Pro forma net earnings                                                 $         172.5
                                                                       ================

Earnings per share:
 Basic - as reported                                                   $          0.36
                                                                       ================
 Basic - pro forma                                                     $          0.30
                                                                       ================

 Diluted - as reported                                                 $          0.35
                                                                       ================
 Diluted - pro forma                                                   $          0.29
                                                                       ================

The fair value of each stock option issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. For stock options issued on or after January 1, 2005, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company's stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The fair values of options granted in the first quarter of fiscal 2006 were estimated at the date of grant with the following assumptions:

Risk-free interest rate                             4.03%
Dividend yield                                      1.44%
Weighted average volatility factor                 24.68%
Weighted average expected life (in years)           5.50
Weighted average fair value (in dollars)         $ 10.37

Note 5.  Other Income, net


                                                     Three Months Ended
                                                        September 30,
                                                     ------------------
                                                      2005      2004
                                                     -------- ---------
Interest income on corporate funds                   $ (34.8) $  (25.9)
Interest expense                                        18.7       8.1
Realized gains on available- for-sale securities        (0.5)     (2.6)
Realized losses on available- for-sale securities       13.3       7.8
                                                     -------- ---------

Other income, net                                    $  (3.3) $  (12.6)
                                                     ======== =========


Proceeds from sales and maturities of available-for-sale securities were $1,680.8 million and $1,912.3 million for the three months ended September 30, 2005 and 2004, respectively.

Note 6.  Comprehensive Income




                                                         Three Months Ended
                                                           September 30,
                                                      -------------------------
                                                         2005          2004
                                                      ------------  -----------
Net earnings                                          $     220.0   $    208.2
Other comprehensive (loss) income:
Foreign currency translation adjustments                     16.4         20.1
Unrealized net (loss) gain on available-for-sale
 securities,  net of tax                                    (73.3)        38.3
                                                      ------------  -----------
Comprehensive income                                  $     163.1   $    266.6
                                                      ============  ===========

Note 7.  Interim Financial Data by Segment

Employer Services, Brokerage Services, Dealer Services, and Securities Clearing and Outsourcing Services are the Company's reportable segments. The primary components of "Other" are Claims Services, miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company's adoption of SFAS No. 123R effective July 1, 2005.

The Company evaluates the performance of its reportable segments based on operating results before interest on corporate funds, foreign currency gains and losses, and income taxes. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year's reportable segment revenues and earnings before income taxes have been adjusted to reflect updated fiscal 2006 budgeted foreign exchange rates.

Reconciling items include foreign exchange differences between the actual foreign exchange rates and fiscal 2006 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent reconciling items to revenues and earnings before income taxes. The reportable segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

Segment Results:



                                       Revenues         Earnings Before Income Taxes
                                 ---------------------  ----------------------------
                                  Three Months Ended         Three Months Ended
                                    September 30,               September 30,
                                 ---------------------  ----------------------------
                                   2005      2004          2005        2004
                                 --------- -----------  ----------- ----------------

Employer Services                $1,299.4 $   1,190.4   $    271.4  $    220.3
Brokerage Services                  374.8       334.3         51.8        40.5
Dealer Services                     253.8       240.3         41.1        36.2
Securities Clearing and
 Outsourcing Services                17.7           -        (11.8)          -
Other                               115.7       125.0        (17.3)       31.3
Reconciling items:
 Foreign exchange                     4.8        (5.4)         1.0        (1.6)
 Client fund interest               (20.0)      (29.9)       (20.0)      (29.9)
 Cost of capital charge                 -           -         36.9        34.2
                                 -------- -----------   ----------  ---------------
Total                            $2,046.2 $   1,854.7   $    353.1  $    331.0
                                 ======== ============  ==========  ===============


Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2005 and June 30, 2005 are as follows:


                                                 September 30, 2005
                                 ----------------------------------------------------
                                               Gross           Gross
                                            Unrealized       Unrealized
                                   Cost        Gains           Losses     Fair Value
                                 ---------  -------------   ------------- -----------
Type of issue:

Money market securities and
 other cash equivalents          $ 4,351.9             -               -  $  4,351.9
Trading securities:
 U.S. Treasury and direct
  obligations of U.S. government
  agencies                            26.3             -               -        26.3
Available-for-sale securities:
 U.S. Treasury and direct
  obligations of U.S. government
   agencies                        6,451.0          20.3           (69.2)    6,402.1
 Asset backed securities           1,740.6           4.4           (19.3)    1,725.7
 Corporate bonds                   2,862.7           2.4           (32.0)    2,833.1
 Canadian government obligations
  and Canadian government agency
   obligations                       916.3          15.1            (1.3)      930.1
 Other debt securities             1,008.7           4.0            (7.9)    1,004.8
 Other equity securities               1.5             -            (0.9)        0.6
                                 ---------  -------------   ------------- -----------

Total available-for-sale
 securities                       12,980.8          46.2          (130.6)   12,896.4
                                 ---------  -------------   ------------- -----------

Total corporate investments and
 funds held for clients          $17,359.0  $       46.2    $     (130.6) $ 17,274.6
                                 =========  =============   ============= ===========



                                                    June 30, 2005
                                 ----------------------------------------------------
                                               Gross           Gross
                                             Unrealized      Unrealized
                                    Cost       Gains           Losses      Fair Value
                                 ----------  ------------   ------------- -----------

Type of issue:
Money market securities and
 other cash equivalents          $ 6,810.4             -               -  $  6,810.4
Trading securities:
 U.S. Treasury and direct
  obligations of U.S. government
   agencies                          204.7             -               -       204.7
Available-for-sale securities:
 U.S. Treasury and direct
  obligations of U.S. government
   agencies                        6,573.3          48.2           (30.3)    6,591.2
 Asset backed securities           1,815.2           8.6           (11.3)    1,812.5
 Corporate bonds                   2,684.8           8.7           (15.3)    2,678.2
 Canadian government obligations
  and Canadian government agency
   obligations                       894.3          20.5            (0.3)      914.5
 Other debt securities               999.5           8.5            (3.8)    1,004.2
 Other equity securities               1.5             -            (0.6)        0.9
                                 ---------  -------------   ------------- -----------
Total available-for-sale
 securities                       12,968.6           94.5           (61.6)   13,001.5
                                 ---------  -------------   ------------- -----------

Total corporate investments and
funds held for clients           $19,983.7  $        94.5    $     (61.6) $ 20,016.6
                                 =========  =============   ============= ===========

Classification of investments on the Consolidated Balance Sheets is as follows:

                                                              September      June 30,
                                                                 30,
                                                                2005           2005
                                                             ------------    ---------
Corporate investments:
 Cash and cash equivalents                                   $   1,058.7     $   975.4
 Short-term marketable securities                                  479.7         695.8
 Long-term marketable securities                                   397.2         447.9
                                                             ------------    ---------
Total corporate investments                                      1,935.6       2,119.1
Funds held for clients                                          15,339.0      17,897.5
                                                             ------------    ---------

Total corporate investments and funds held for clients       $  17,274.6     $20,016.6
                                                             ============    =========


The Company's trading securities include $26.3 million and $27.9 million at September 30, 2005 and June 30, 2005, respectively, that have been pledged as collateral to exchanges and clearinghouses. These investments cannot be pledged or sold by the exchanges or clearinghouses. Additionally, $176.8 million of trading securities at June 30, 2005 have been segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services' customers to meet regulatory requirements.

The Company believes that the available-for-sale securities that have fair values that are below cost are not other-than-temporarily impaired since it is probable that principal and interest will be collected in accordance with the applicable contractual terms and the Company has the ability and intent to hold the available-for-sale securities until maturity.

At September 30, 2005, approximately 95% of the available-for-sale securities held an AAA or AA rating, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.

Expected maturities of available-for-sale securities at September 30, 2005 are as follows:

Due in one year or less              $ 2,678.9
Due after one year to two years        2,929.1
Due after two years to three years     2,175.0
Due after three years to four years    2,292.9
Due after four years to ten years      2,820.5
                                   -------------
Total available-for-sale
securities                           $12,896.4
                                   =============

Note 9. Securities Clearing and Outsourcing Services

Securities clearing receivables and payables consist of the following:


                                                 September 30,     June 30,
                                                      2005          2005
                                                  ------------    --------
Receivables:
  Clearing customers                              $     561.3     $ 473.3
  Securities borrowed                                   144.8       122.3
  Broker-dealers and other                              105.8       148.1
  Clearing organizations                                 21.1        87.0
  Securities failed to deliver                          155.7       134.5
                                                  ------------    --------
   Total                                          $     988.7     $ 965.2
                                                  ============    ========

Payables:
  Clearing customers                              $     469.0     $ 454.2
  Securities loaned                                       5.8       117.3
  Broker-dealers and other                               90.6       114.5
  Securities failed to receive                           99.2        59.2
                                                  ------------    --------
   Total                                          $     664.6     $ 745.2
                                                  ============    ========


As of September 30, 2005, the Company had received collateral in connection with securities borrowed, customer margin loans and broker-dealer accounts, with a market value of approximately $1,743.1 million, which it can sell, repledge or use in securities clearance activities. Of this amount, approximately $380.7 million had been pledged as of September 30, 2005 in connection with securities loaned, deposits with clearing organizations and securities clearance activities.

The Securities Clearing and Outsourcing Services segment is comprised of one subsidiary, which is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At September 30, 2005, the aggregate net capital of such subsidiary was $223.1 million, exceeding the net capital requirements by $207.1 million. This subsidiary has secured unlimited Securities Industry Protection Corporate ("SIPC") insurance coverage for its customers. Under the terms of the unlimited SIPC insurance coverage, this subsidiary is required to maintain aggregate net capital of $200.0 million.

Note 10. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2005 are as follows:


                                                           Securities
                                                           Clearing
                                                           and
                             Employer  Brokerage  Dealer   Outsourcing
                             Services  Services   Services Services     Other    Total
                             --------- --------- --------- ----------- ------- ---------


Balance as of
 June 30, 2005               $1,334.0  $  368.8  $  354.6  $    129.1  $222.0  $2,408.5
Additions/Adjustments            (0.4)                0.4           -    (4.3)     (4.3)
Cumulative translation
 adjustments                      0.4       0.3      (0.1)          -    (1.0)     (0.4)
                             --------- --------- --------- ----------- ------- ---------
Balance as of
 September 30, 2005          $1,334.0  $  369.1  $  354.9  $    129.1  $216.7  $2,403.8
                            ========= ========= ========= =========== ======= =========



Components of intangible assets, net are as follows:

                                                             September 30,   June 30,
                                                                 2005          2005
                                                            ------------    ---------

Intangible assets:
 Software and software licenses                             $     827.7     $  818.3
 Customer contracts and lists                                     694.6        690.2
 Other intangibles                                                341.4        332.2
                                                            ------------    ---------
                                                                1,863.7      1,840.7
Less: Accumulated amortization                                 (1,144.9)    (1,105.9)
                                                            ------------    ---------
Intangible assets, net                                      $     718.8     $  734.8
                                                            ============    =========

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 9 years (4 years for software and software licenses, 12 years for customer contracts and lists, and 10 years for other). Amortization of intangibles totaled $35.8 million for both the three months ended September 30, 2005 and 2004. Estimated amortization expense of the Company's existing intangible assets for the remaining nine months of fiscal 2006 and the succeeding five fiscal years are as follows:

                        Amount
                       ----------
                2006   $   111.8
                2007   $   128.1
                2008   $    99.7
                2009   $    59.0
                2010   $    51.3
                2011   $    39.3


Note 11. Short-term Financing

In June 2005, the Company entered into a $1.25 billion, 364-day credit agreement and a $1.5 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.0 billion, subject to the availability of additional commitments. These facilities replaced the Company's prior $2.25 billion, 364-day facility, which terminated on June 29, 2005. The $1.25 billion and $1.5 billion agreements mature in June 2006 and June 2010, respectively. The Company also has a $2.25 billion credit facility that matures in June 2009. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2005 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at the Company's discretion. The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime 1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At September 30, 2005 and 2004, there was no commercial paper outstanding. For the three months ended September 30, 2005 and 2004, the Company had average borrowings of $1.8 billion and $1.4 billion, respectively, at a weighted average interest rate of 3.5% and 1.5%, respectively. The weighted average maturity of the Company's commercial paper during the three months ended September 30, 2005 and 2004 was less than two days for both periods.

The Company's U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2005 and 2004, there were no outstanding repurchase agreements. For the three months ended September 30, 2005 and 2004, the Company had an average outstanding balance of $257.9 million and $390.1 million, respectively, at a weighted average interest rate of 3.1% and 1.4%, respectively.

Note 12. Pension Plans

The components of net pension expense were as follows:


                                                     Three months ended
                                                        September 30,
                                                     ------------------
                                                       2005     2004
                                                     ------- ---------
Service cost- benefits earned during the period      $  7.9  $    7.3
Interest cost on projected benefits                     9.9       9.4
Expected return on plan assets                        (14.0)    (13.0)
Net amortization and deferral                           4.8       2.8
                                                     ------- ---------
Net pension expense                                  $  8.6  $    6.5
                                                     ======= =========

The minimum required contribution to the Company's pension plans is $3.0 million in fiscal 2006. For the three months ended September 30, 2005, the Company made $0.9 million in contributions to the pension plans; however, the Company expects to contribute approximately $25.0 million in fiscal 2006.

Note 13. Commitments and Contingencies

It is not the Company's business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company does enter into contracts in which it makes representations and warranties that guarantee the performance of the Company's products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines, which are monitored daily. The Company does not expect any material losses related to such guarantees or collateral arrangements.

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

Note 14. Income Taxes

On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company is continuing to evaluate the effects of the repatriation provision. The range of possible amounts that the Company could repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $35 million.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

(Tabular dollars are presented in millions, except per share amounts)

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report to Stockholders for the fiscal year ended June 30, 2005, in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations


                               Three Months Ended
                                 September 30,
                    -----------------------------------------
                                                               2005 vs 2004-   2005 vs 2004-
                     2005 - As     2004 - As      2004 - As    As Reported     As Adjusted
                     Reported      Reported       Adjusted     Change          Change
                    ------------- ------------- ------------   -------------  ------------

Total revenues      $    2,046.2  $    1,854.7  $    1,854.7          10%         10%
                    ------------- ------------- ------------   -------------  ------------

Operating expenses         973.5         867.0         878.4
Selling, general
 and administrative
  expenses                 485.5         446.2         471.9
Systems development
 and programming costs     159.8         148.7         161.3
Depreciation and
 amortization               77.6          74.4          74.4
Other income,net            (3.3)        (12.6)        (12.6)
                    ------------- ------------- -------------
Total expenses      $    1,693.1  $    1,523.7  $    1,573.4          11%           8%
                    ------------- ------------- ------------   -------------  ------------

Earnings before
 income taxes       $      353.1  $      331.0  $      281.3           7%          26%
Margin                        17%           18%           15%
                    ------------- ------------- ------------   -------------  ------------

Provision for
income taxes        $      133.1  $      122.8  $      108.8           8%          22%
Effective tax rate          37.7%         37.1%         38.7%
                    ------------- ------------- -------------  -------------  ------------

Net earnings        $      220.0  $      208.2  $      172.5           6%          28%

Diluted earnings
per share           $       0.38  $       0.35  $       0.29           9%          31%
                    ------------- ------------- ------------   -------------  ------------


Comparisons between the results of operations for the quarter ended September 30, 2005 and 2004 are affected by the impact of our adoption of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), effective July 1, 2005, using the modified prospective method. The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements. Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to our stock options and employee stock purchase plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. Stock-based compensation expense related to our stock options, the employee stock purchase plan and restricted stock program of $8.7 million, $27.2 million and $9.5 million was recorded within operating expenses, selling, general and administrative expenses, and systems development and programming costs, respectively, as well as a related tax benefit of $13.0 million for the quarter ended September 30, 2005. Stock-based compensation expense related to our restricted stock program of $3.5 million was recorded within selling, general and administrative expenses, as well as a related tax benefit of $1.4 million for the quarter ended September 30, 2004.

In order to provide a comparable basis between the results of operations for the quarter ended September 30, 2005 and 2004, we have provided amounts in the table above for the quarter ended September 30, 2004 as if stock-based compensation expense related to our stock options and employee stock purchase plan had been expensed. These adjusted amounts, which are based on the pro forma amounts disclosed in Note 4 to the consolidated financial statements are reflected under the heading "2004 - As Adjusted". Results of operations for the quarter ended September 30, 2004, as adjusted, include incremental stock-based compensation expense of $11.4 million, $25.7 million and $12.6 million in operating expenses, selling, general and administrative expenses, and systems development and programming costs, respectively, as well as a related tax benefit of $14.0 million related to our stock options and employee stock purchase plan. We believe the inclusion of the "2004 - As Adjusted" amounts provides a useful additional perspective to compare the results of operations for the quarter ended September 30, 2005 and 2004. We use both generally accepted accounting principles (GAAP) and non-GAAP measures to manage and evaluate the Company's performance and consider it is appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. However, these measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with GAAP.

Total Revenues

Our consolidated revenues for the quarter ended September 30, 2005 grew 10% to $2,046.2 million primarily due to increases in Employer Services of 9%, or $109.0 million, to $1,299.4 million, Brokerage Services of 12%, or $40.5 million, to $374.8 million, Dealer Services of 6%, or $13.5 million, to $253.8 million as well as $17.7 million from the Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 9% in the quarter ended September 30, 2005 as compared to the prior year. Revenue growth was also favorably impacted by $11.7 million, or 0.6%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the quarter ended September 30, 2005 includes interest on funds held for Employer Services' clients of $108.4 million as compared to $84.7 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services' clients resulted from the increase of 12% in our average client funds balances to $11.4 billion, as well as the increase in the interest rates during for the quarter. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services' results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $20.0 million and $29.9 million in the quarters ended September 30, 2005 and 2004, respectively, to eliminate this allocation in consolidation.

Total Expenses, As Reported

Our consolidated expenses for the quarter ended September 30, 2005 increased by $169.4 million, to $1,693.1 million, from $1,523.7 million, as reported, for the quarter ended September 30, 2004. The increase in our consolidated expenses is primarily due to our increase in revenues as well as the additional expenses associated with the adoption SFAS No. 123R, effective July 1, 2005, as discussed above. Total stock-based compensation expense increased $41.9 million, to $45.4 million for the quarter ended September 30, 2005, from $3.5 million, as reported, for the quarter ended September 30, 2004 due to the additional expense associated with our stock options and employee stock purchase plan. In addition, consolidated expenses increased by $8.4 million, or 0.6%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $106.5 million, or 12%, primarily due to the increase in revenues, including the increases in the Professional Employer Organization ("PEO") business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $224.8 million and $186.6 million in the quarters ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses increased by $39.3 million, to $485.5 million, primarily attributable to the expensing of stock-based compensation and higher compensation costs associated with increased headcount. Systems development and programming costs increased by $11.1 million, to $159.8 million, primarily due to the expensing of stock-based compensation. In addition, other income, net, decreased $9.3 million primarily due to the increase in net realized losses on our available-for-sale securities which totaled $12.8 million, as compared to $5.2 million for the quarter ended September 30, 2004.

Total Expenses, As Adjusted

Our consolidated expenses for the quarter ended September 30, 2005 increased by $119.7 million, to $1,693.1 million, from $1,573.4 million, as adjusted, for the quarter ended September 30, 2004. Consolidated expenses increased by $8.4 million, or 0.5%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $95.1 million, or 11%, primarily due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs. Selling, general and administrative expenses increased by $13.6 million to $485.5 million primarily due to higher compensation costs associated with increased headcount offset, in part, by lower stock-based compensation expense. Total stock-based compensation expense decreased $7.8 million, to $45.4 million for the quarter ended September 30, 2005, from $53.2 million, as adjusted, for the quarter ended September 30, 2004. This decrease is primarily driven by the reduction in the number of options granted to associates, which began in fiscal 2005. In addition, other income, net, decreased $9.3 million primarily due to the increase in net realized losses on our available-for-sale securities which totaled $12.8 million, as compared to $5.2 million in the prior year.

Earnings Before Income Taxes, As Reported

Earnings before income taxes increased by $22.1 million, or 7%, from $331.0 million, as reported, for the quarter ended September 30, 2004 to $353.1 million for the quarter ended September 30, 2005 due to the increase in revenues and expenses discussed above. Overall margin decreased slightly from 18% to 17% for the quarter ended September 30, 2005 primarily due to the additional expense associated with stock-based compensation offset, in part, by the leveraging of our increasing revenues, which resulted in improved margins for our services for the quarter ended September 30, 2005.

Earnings Before Income Taxes, As Adjusted

Earnings before income taxes increased by $71.8 million, or 26%, from $281.3 million, as adjusted, for the quarter ended September 30, 2004 to $353.1 million for the quarter ended September 30, 2005 due to the increase in revenues and expenses discussed above. Overall margin improved from 15% to 17% for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, as adjusted, primarily due to the leveraging of our increasing revenues, which has resulted in improved margins for our services, as well as the decrease in total stock-based compensation expense primarily as a result of the reduction in the number of options granted to associates.

Provision for Income Taxes, As Reported

Our effective tax rate for the quarter ended September 30, 2005 was 37.7% as compared to 37.1%, as reported, for the comparable period in the prior year. The increase in the effective tax rate is primarily attributable to the expensing of stock-based compensation, as certain components of our stock-based compensation programs are non-deductible, resulting in a higher effective tax rate. This increase was partially offset by a favorable mix in income among tax jurisdictions.

Provision for Income Taxes, As Adjusted

Our effective tax rate for the quarter ended September 30, 2005 was 37.7% as compared to 38.7%, as adjusted, for the comparable period in the prior year. Certain components of our stock-based compensation programs are non-deductible, which results in a higher effective tax rate. For the quarter ended September 30, 2005, our non-deductible stock-based compensation expense decreased and our overall earnings before income taxes increased $71.8 million, to $353.1 million, both of which contributed to a lower effective tax rate for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, as adjusted. In addition, the decrease in the effective tax rate was partially due to a favorable mix in income among tax jurisdictions.

Net Earnings and Earnings Per Share, As Reported

Net earnings increased 6%, to $220.0 million for the quarter ended September 30, 2005, from $208.2 million, as reported, for the quarter ended September 30, 2004 and the related diluted earnings per share increased 9%, to $0.38 for the quarter ended September 30, 2005. The increase in net earnings for the quarter reflects the increase in earnings before income taxes as a result of increased revenues being offset by expenses, including the additional expense associated with stock-based compensation, and a higher effective tax rate as described above. The increase in diluted earnings per share for the quarter reflects the increase in net earnings and the impact of fewer shares outstanding due to the repurchase of 5.0 million shares during the quarter and 14.1 million shares in fiscal 2005.

Net Earnings and Earnings Per Share, As Adjusted

Net earnings increased 28%, to $220.0 million for the quarter ended September 30, 2005, from $172.5 million, as adjusted, for the quarter ended September 30, 2004. Diluted earnings per share increased 31%, to $0.38 for the quarter ended September 30, 2005, from $0.29, as adjusted, for the quarter ended September 30, 2005. The increase in net earnings for the quarter reflects the increase in earnings before income taxes as a result of our higher revenues, improved margin and lower effective tax rate as described above. The increase in diluted earnings per share for the quarter reflects the increase in net earnings and the impact of fewer shares outstanding as noted above.

Analysis of Reportable Segments

Revenues
                                                     Three Months Ended
                                                       September 30,
                                               -------------------------------
                                                 2005        2004     Change
                                               ---------- ----------- --------

Employer Services                              $ 1,299.4  $  1,190.4        9%
Brokerage Services                                 374.8       334.3       12%
Dealer Services                                    253.8       240.3        6%
Securities Clearing and Outsourcing Services        17.7           -        -
Other                                              115.7       125.0       (7)%
Reconciling items:
 Foreign exchange                                    4.8        (5.4)
 Client fund interest                              (20.0)      (29.9)
                                               ---------- -----------
Total revenues                                 $ 2,046.2  $  1,854.7       10%
                                               ========== =========== ========


Earnings Before Income Taxes
                                                      Three Months Ended
                                                       September 30,
                                               -------------------------------
                                                  2005        2004    Change
                                               ---------- ----------- --------

Employer Services                              $   271.4  $    220.3       23%
Brokerage Services                                  51.8        40.5       28%
Dealer Services                                     41.1        36.2       14%
Securities Clearing and Outsourcing Services       (11.8)                   -
Other                                              (17.3)       31.3     (100+)%
Reconciling items:
 Foreign exchange                                    1.0        (1.6)
 Client fund interest                              (20.0)      (29.9)
 Cost of capital charge                             36.9        34.2
                                               ---------- -----------
Total earnings before income taxes             $   353.1  $    331.0        7%
                                               ========== =========== ========


Employer Services

Revenues

Employer Services' revenues increased 9% for the quarter primarily due to new business started in the period, an increase in the number of employees on our clients' payrolls, strong client retention, price increases and an increase in client funds balances. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 9% for the quarter. New business sales, which represent the annualized recurring revenues anticipated from sales orders to new and existing clients, grew 10% in the United States and 6% worldwide for the quarter due to the increased growth in the salesforce and productivity. The number of employees on our clients' payrolls, "pays per control," increased 2.2% for the quarter in the United States. This employment metric represents over 125 thousand payrolls across a broad range of U.S. geographies ranging from small to very large businesses. Our client retention in the United States improved by 0.4 percentage points in the quarter from record retention levels in fiscal 2005 due to our continued investment in and commitment to our client service.

Interest income was credited to Employer Services at a standard rate of 4.5% so the results of the business were not influenced by changes in interest rates. Interest income increased by $13.8 million, which accounted for approximately 1% growth in Employer Services' revenues for the quarter, due to the increase in the average client funds balances as a result of increased Employer Services' new business and growth in our existing client base as compared to the prior year. The average client funds balance was $11.4 billion during the quarter as compared to $10.2 billion for the quarter ended September 30, 2004, representing an increase of 12% for the quarter.

Revenues from our "beyond payroll" products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 24%, to $155.8 million, during the quarter primarily due to 20% growth in the number of PEO worksite employees and additional pass-through benefits. In addition, "beyond payroll" revenues grew due to a 19% increase in revenues from our Time and Labor Management Services, as a result of increases in the number of clients utilizing this service.

Earnings Before Income Taxes

Earnings before income taxes increased 23%, from $220.3 million to $271.4 million, for the quarter primarily due to the increase in revenues. Operating expenses increased 9% for the quarter due to the increase in operating personnel to support the revenue growth. In addition, operating expenses increased comparably with revenue growth due to increases in our PEO business, which includes pass-through costs associated with the services. Our PEO revenues grew 24%, to $155.8 million, and pass-through operating expenses related to benefits and workers' compensation costs grew 23%, to $112.1 million, for the quarter. Selling, general and administrative expenses increased 3% for the quarter primarily due to the increase in expenses associated with sales personnel to support the growth in revenue.

Brokerage Services

Revenues

Brokerage Services' revenues increased 12% for the quarter due to the increase in certain investor communication activities, while back-office services revenue remained flat for the quarter. Revenues from investor communication activities consist of revenues from our beneficial proxy and interim communications and beneficial products. Revenues from beneficial proxy and interim communications grew 14%, to $104.6 million, for the quarter primarily due to mutual fund meetings and other interim communications. Revenues beyond our beneficial products grew 23%, to $161.3 million, primarily from sales and internal revenue growth within our prospectus, statements and print on demand products. Our number of pieces delivered increased 15% for the quarter, from 175 million to 202 million, driven by higher volumes from mutual fund meetings and interim communications. Stock record growth, which is a measure of how many stockholders own a security compared to the prior year and a key factor in the number of pieces delivered, increased 5% for the quarter. Our back-office revenues were flat at $84.1 million for the quarter. Back-office average trades per day increased 11%, from 1.37 million to 1.52 million, for the quarter based on net new business sales and growth in our existing client base. This increase was offset by a decrease in the average revenue per trade of 6% for the quarter and a decrease in non-trade revenues.

Earnings Before Income Taxes

Earnings before income taxes increased $11.3 million, to $51.8 million, for the quarter primarily due to the increased revenues in our investor communication activities and improved margins for our investor communication activities and back-office services. With the increase in volume of our investor communications, we were able to leverage our expense structure to improve our margins associated with such services. The margin on our back-office services improved due to the continued alignment of our operating expenses to back-office revenues. These improvements in Brokerage Services' margin were partially offset by increases in operating expenses, which grew comparably with revenues,

primarily due to the increase in the pass-through postage costs associated with our investor communications activity.

Dealer Services

Revenues

Dealer Services' revenues increased 6% for the quarter as compared with the prior year. Internal revenue growth was approximately 5% for the quarter. Revenues increased for our dealer business systems in North America by $11.3 million, to $210.9 million, for the quarter primarily due to growth in our key products. The growth in our key products was primarily driven by the increased users for Application Service Provider ("ASP") managed services, increased Credit Check and CVR transaction volume, new network installations and increased market penetration of our Customer Relationship Management ("CRM") product.

Earnings Before Income Taxes

Earnings before income taxes increased $4.9 million, to $41.1 million, for the quarter primarily due to the increases in revenues of our dealer business systems and contributions from recent acquisitions. These increases were partially offset by additional sales expenses relating to headcount additions to generate the current revenue growth.

Securities Clearing and Outsourcing Services

Revenues

Revenues for Securities Clearing and Outsourcing Services were $17.7 million for the quarter. Average customer margin balances were $595 million and the average number of trades cleared per day was 18 thousand.

Loss Before Income Taxes

Loss before income taxes was $11.8 million for the quarter primarily due to the current alignment of the cost structure associated with the revenues of the segment as well as the integration costs incurred since the acquisition of the business on November 1, 2004.

Other

The primary components of "Other" are Claims Services, miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company's adoption of SFAS No. 123R effective July 1, 2005.

Reconciling Items

The prior year's reportable segment revenues and earnings before income taxes have been adjusted to reflect updated fiscal 2006 budgeted foreign exchange rates. Reconciling items include foreign exchange differences between the actual foreign exchange rates and fiscal 2006 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for Employer Services' clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent reconciling items to revenues and earnings before income taxes. The reportable segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments.

This charge is eliminated in consolidation and as such represents a reconciling item to earnings before income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our financial condition and balance sheet remain strong. At September 30, 2005, cash and marketable securities were $1,935.6 million. Stockholders' equity was $5,728.7 million and the ratio of long-term debt-to-equity was 1.3% at September 30, 2005. At September 30, 2005, working capital was $1,700.9 million as compared to $1,640.4 million at June 30, 2005.

Our principal sources of liquidity are derived from cash generated through operations and our cash and marketable securities on hand. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements. In addition, we have three unsecured revolving credit agreements that allow us to borrow up to $5.0 billion in the aggregate. Our short-term commercial paper program and repurchase agreements are utilized as the primary instruments to meet short-term funding requirements related to client funds obligations. Our revolving credit agreements are in place to provide additional liquidity, if needed. We have never had borrowings under the current or previous revolving credit agreements. The Company believes that the internally generated cash flows and financing arrangements are adequate to support business operations and capital expenditures.

During fiscal 2005, we acquired the U.S. Clearing and BrokerDealer Services divisions of Bank of America and formed the Securities Clearing and Outsourcing Services segment to report the results of the acquired business. The Securities Clearing and Outsourcing Services segment provides third-party clearing operations in the regulated broker-dealer industry. The cash flows from operations from this business differ from that of our other businesses because the broker-dealer third-party clearing activities utilize payables to finance their business activities and the regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers' balances. As a result, management analyzes cash flows provided from operating activities of the Securities Clearing and Outsourcing Services segment separately from all other businesses. Management's view of the net cash flows provided by operating activities is as follows:


                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                             2005    2004
                                                            ------- -------

Net cash flows provided by operating activities for all
 businesses, excluding the Securities  Clearing and
  Outsourcing Services segment                              $ 345.0 $ 262.5
Net cash flows provided by operating activities for the
 Securities Clearing and Outsourcing  Services segment         56.8       -
                                                            ------- -------

Net cash flows provided by operating activities, as
 reported                                                   $ 401.8 $ 262.5
                                                            ======= =======


Net cash flows provided by operating activities for all businesses excluding the Securities Clearing and Outsourcing Services segment, were $345.0 million for the quarter ended September 30, 2005 as compared to $262.5 million for the comparable period in the prior fiscal year. This increase was primarily due to the increase in net earnings for all businesses, excluding the Securities Clearing and Outsourcing Services segment. In addition, the increase in cash flows provided by operating activities

was due to a decrease in receivables as a result of increased collections offset, in part, by a decrease in accounts payable and accrued expenses.

Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment were $56.8 million for the quarter ended September 30, 2005. The net cash flows provided by operating activities primarily resulted from a decrease of $178.4 million in segregated securities deposited with clearing organizations or segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services' customers to meet regulatory requirements. This fluctuation was offset in part by a decrease in securities clearing payables due to a reduction in securities loaned.

Cash flows used in investing activities for the quarter ended September 30, 2005 totaled $46.8 million compared to cash flows provided by investing activities of $399.3 million for the comparable period in the prior year. The fluctuation between periods was primarily due to the timing of purchases of and proceeds from marketable securities and the change in client funds obligations.

Cash flows used in financing activities for the quarter ended September 30, 2005 totaled $272.4 million compared to $275.0 million for the quarter ended September 30, 2004. The decrease in cash used in financing activities was primarily due to the increase in dividends paid resulting from the increase in the amount of dividends per common share for the quarter ended September 30, 2005 as compared to the comparable period in the prior year offset, in part, by the increase in proceeds received from the stock purchase plan and exercises of stock options. We purchased 5.0 million shares of our common stock at an average price per share of $43.12 during the quarter. As of September 30, 2005, we had remaining Board of Directors' authorization to purchase up to 8.6 million additional shares.

In June 2005, we entered into a $1.25 billion, 364-day credit agreement and a $1.5 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.0 billion, subject to the availability of additional commitments. These facilities replaced the Company's prior $2.25 billion, 364-day facility, which terminated on June 29, 2005. The $1.25 billion and $1.5 billion agreements mature in June 2006 and June 2010, respectively. We also have a $2.25 billion credit facility that matures in June 2009. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification that we provide to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. There were no borrowings under the credit agreements through September 30, 2005.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard & Poor's and Prime 1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. We use the commercial paper issuances as a primary instrument to meet short-term funding requirements related to client funds obligations that occur as a result of our decision to extend maturities of marketable securities in which we invest our client funds. This allows us to take advantage of higher extended term yields, rather than liquidating portions of our marketable securities, in order to provide more cost-effective liquidity. We also use commercial paper issuances to fund general corporate purposes, if needed. At September 30, 2005 and 2004, there was no commercial paper outstanding. For the quarter ended September 30, 2005 and 2004, the Company had average borrowings of $1.8 billion and $1.4 billion, respectively, at a weighted average interest rate of 3.5% and 1.5%, respectively. The weighted average maturity of our commercial paper during the quarter ended September 30, 2005 and 2004 was less than two days for both periods.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2005 and 2004, there were no outstanding repurchase agreements. For the quarter ended September 30, 2005 and 2004, the Company had an average outstanding balance of $257.9 million and $390.1 million, respectively, at a weighted average interest rate of 3.1% and 1.4%, respectively.

For the quarter ended September 30, 2005, capital expenditures were $81.8 million. Capital expenditures for fiscal 2006 are expected to be approximately $300 million, compared to $202.8 million in fiscal 2005. The increase in expected capital expenditures is due primarily to data center and other facility improvements.

It is not our business practice to enter into off-balance sheet arrangements. However, in the normal course of business, we do enter into contracts in which we make representations and warranties that guarantee the performance of our products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines, which are monitored daily. We do not expect any material losses related to such guarantees or collateral arrangements.

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

Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2005, approximately 15% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 85% of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk including reinvestment risk. We have historically had the ability and intent to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:


                                                       Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       2005           2004
                                                   -------------- -------------
Average investment balances at cost:
 Corporate investments                             $     4,023.0  $    3,811.9
 Funds held for clients                                 11,420.2      10,227.1
                                                   -------------- -------------
 Total                                             $    15,443.2  $   14,039.0
                                                   ============== =============

Average interest rates earned exclusive of
 realized gains/(losses) on:
 Corporate investments                                       3.4%          2.7%
 Funds held for clients                                      3.8%          3.3%
 Total                                                       3.7%          3.2%

Realized gains on available- for-sale
 securities                                        $         0.5  $        2.6
Realized losses on available- for-sale
 securities                                                (13.3)         (7.8)
                                                   -------------- -------------
Net realized losses                                $       (12.8) $       (5.2)
                                                   ============== =============



                                                    September 30,   June 30,
                                                        2005          2005
                                                   -------------- -------------
Net unrealized pre-tax (losses) gains on           $       (84.4) $       32.9
available-for-sale securities
Total available-for-sale securities                $    12,896.4  $   13,001.5


The return on our portfolio is impacted by interest rate changes. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. A hypothetical change in both the short-term interest rates (e.g., overnight interest rates or Fed Funds rates) and intermediate-term interest rates of 25 basis points applied to the estimated fiscal 2006 average investment balances and any related borrowings would result in less than a $10 million impact to earnings before income taxes over a twelve-month period. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated fiscal 2006 average short-term investment balances and any related short-term borrowing would result in approximately a $2 million impact to earnings before income taxes over a twelve-month period.

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody's, Standard & Poor's, and for Canadian securities, Dominion Bond Rating Service. At September 30, 2005, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any single issuer.

In the normal course of business, the securities activities of the Securities Clearing and Outsourcing Services segment involve execution, settlement and financing of various securities transactions for a nationwide client base. With these activities, we may be exposed to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations.

For securities activities of the Securities Clearing and Outsourcing Services segment in which we extend credit to customers and broker-dealers, we seek to control the risk associated with these activities by requiring customers and broker-dealers to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor margin levels and, pursuant to such guidelines, request the deposit of additional collateral or the reduction of securities positions, when necessary. In addition, broker-dealers may be required to maintain deposits relating to any security clearance activities we perform on their behalf.

We record customers' security clearing transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill contractual obligations.

Income Taxes

On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We are continuing to evaluate the effects of the repatriation provision. The range of possible amounts that the Company could repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $35 million.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities



                             (a)         (b)           (c)             (d)
                                                       Total Number
                                                       of Shares
                                                       Purchased as     Maximum
                                                       Part of the      Number of Shares
                           Total                       Publicly         that may yet be
                           Number                      Announced        Purchased under
                           of            Average Price Common Stock     the Common Stock
                           Shares        Paid per      Repurchase       Repurchase
Period                     Purchased     Share         Plan (1)         Plan (1)
---------                  ---------     ------------- ------------    -------------

July 1, 2005 to July 31,
2005                         702,193     $   42.66        700,000      12,891,100

August 1, 2005 to August
31, 2005                   2,216,143     $   44.04      2,211,700      10,679,400

September 1, 2005 to
September 30, 2005         2,103,471     $   42.32      2,100,000       8,579,400
                           ---------                    -----------

Total                      5,021,807 (2)                5,011,700


(1) In March 2001, the Registrant received the Board of Directors' approval to repurchase up to 50 million shares of the Registrant's common stock. In November 2002, the Registrant received the Board of Directors' approval to repurchase an additional 35 million shares of the Registrant's common stock. There is no expiration date for the common stock repurchase plan.

(2) During fiscal 2006, pursuant to the terms of the Registrant's restricted stock program, the Registrant made repurchases of 2,193 shares during July 2005, 4,443 shares during August 2005 and 3,471 shares during September 2005 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Registrant instead of cash.

Item 6. Exhibits.


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


                                              AUTOMATIC DATA PROCESSING, INC.
                                              -------------------------------
                                                       (Registrant)

Date: November 7, 2005                              /s/ Karen E. Dykstra
                                                    --------------------
                                                      Karen E. Dykstra

                                                  Chief Financial Officer
                                                  -----------------------
                                                          (Title)