Form 10-Q
period 2005-12-31
AUTOMATIC DATA PROCESSING INC
filed 2006-02-07
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-5397

AUTOMATIC DATA PROCESSING, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1467904
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One ADP Boulevard, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 974-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

The number of shares outstanding of the registrant’s common stock as of January 27, 2006 was 579,565,044.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005 (B)	2004	2005 (B)	2004
REVENUES:
Revenues, other than interest on funds held for Employer Services’ clients and PEO revenues	$1,870.8	$1,745.4	$3,632.6	$3,368.6
Interest on funds held for Employer Services’ clients	118.9	91.1	227.3	175.8
PEO revenues (A)	163.5	133.4	319.3	258.9
TOTAL REVENUES	2,153.2	1,969.9	4,179.2	3,803.3
EXPENSES:
Operating expenses	992.2	895.2	1,947.7	1,743.8
Selling, general and administrative expenses	489.0	463.4	971.1	906.6
Systems development and programming costs	163.7	149.6	323.1	297.9
Depreciation and amortization	79.4	75.5	156.5	149.4
Other income, net	(9.5)	(11.4)	(12.8)	(23.9)
TOTAL EXPENSES	1,714.8	1,572.3	3,385.6	3,073.8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	438.4	397.6	793.6	729.5
Provision for income taxes	165.3	147.5	299.2	270.6

NET EARNINGS FROM CONTINUING OPERATIONS	$273.1	$250.1	$494.4	$458.9

Loss from discontinued operations, net of benefit from income taxes of $7.3 and $0 for the three months ended December 31, 2005 and 2004, respectively, and $8.1 and $0.3 for the six months ended December 31, 2005 and 2004, respectively	13.4	—	14.7	0.6

NET EARNINGS	$259.7	$250.1	$479.7	$458.3

Basic Earnings Per Share from Continuing Operations	$0.47	$0.43	$0.86	$0.79
Basic Earnings Per Share from Discontinued Operations	(0.02)	—	(0.03)	—
BASIC EARNINGS PER SHARE	$0.45	$0.43	$0.83	$0.79

Diluted Earnings Per Share from Continuing Operations	$0.47	$0.42	$0.85	$0.78
Diluted Earnings Per Share from Discontinued Operations	(0.02)	—	(0.02)	—
DILUTED EARNINGS PER SHARE	$0.45	$0.42	$0.83	$0.78
Basic weighted average shares outstanding	576.2	583.2	576.8	583.4
Diluted weighted average shares outstanding	582.3	591.1	582.0	590.5
Dividends per common share	$0.1850	$0.1550	$0.3400	$0.2950

(A)

Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs of $1,719.2 and $1,352.0 for the three months ended December 31, 2005 and 2004, respectively, and $3,209.9 and $2,501.5 for the six months ended December 31, 2005 and 2004, respectively.

(B)

As a result of the adoption of SFAS No. 123R, “Share-Based Payment,” effective July 1, 2005, incremental stock-based compensation expense of $8.0 and $16.6 is included in operating expenses, $20.9 and $43.5 is included in selling, general and administrative expenses, and $8.6 and $18.0 is included in systems development and programming costs, respectively, as well as a related tax benefit of $10.2 and $21.3, which reduced net earnings from continuing operations for the three and six months ended December 31, 2005, respectively. See Note 6 to the consolidated financial statements for additional information.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31,	June 30,
Assets	2005	2005
Current assets:
Cash and cash equivalents	$1,062.2	$975.0
Short-term marketable securities (includes $26.3 and $204.7 of segregated securities deposited with clearing organizations or segregated for regulatory purposes at December 31, 2005 and June 30, 2005, respectively)	508.9	695.8
Accounts receivable, net	1,220.8	1,190.7
Securities clearing receivables	1,049.8	965.2
Other current assets	573.6	594.9
Assets of discontinued operations	15.9	32.9
Total current assets	4,431.2	4,454.5

Long-term marketable securities	326.4	447.9
Long-term receivables, net	186.8	186.9
Property, plant and equipment, net	761.9	671.4
Other assets	829.5	813.9
Goodwill	2,559.8	2,408.5
Intangible assets, net	822.9	734.8
Total assets before funds held for clients	9,918.5	9,717.9
Funds held for clients	19,724.7	17,897.5
Total assets	$29,643.2	$27,615.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$183.0	$219.9
Accrued expenses and other current liabilities	1,553.2	1,613.5
Securities clearing payables	851.7	745.2
Income taxes payable	198.4	215.4
Liabilities of discontinued operations	10.2	6.7
Total current liabilities	2,796.5	2,800.7

Long-term debt	74.4	75.8
Other liabilities	382.5	342.7
Deferred income taxes	197.2	290.5
Deferred revenues	476.1	462.7
Total liabilities before client funds obligations	3,926.7	3,972.4
Client funds obligations	19,860.6	17,859.2
Total liabilities	23,787.3	21,831.6

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized 0.3 shares; issued, none	—
Common stock, $0.10 par value:
Authorized 1,000.0 shares; issued 638.7 shares	63.9	63.9
Capital in excess of par value	95.2	—
Deferred compensation	(18.8)	(13.3)
Retained earnings	8,249.3	7,966.0
Treasury stock - at cost: 61.7 and 58.5 shares, respectively	(2,421.8)	(2,246.8)
Accumulated other comprehensive (loss) income	(111.9)	14.0
Total stockholders’ equity	5,855.9	5,783.8
Total liabilities and stockholders’ equity	$29,643.2	$27,615.4

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$479.7	$458.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	157.4	150.6
Deferred income taxes	3.6	26.7
Stock-based compensation expense	88.3	7.3
Amortization of premiums and discounts on available-for-sale securities	44.3	65.1
Impairment of assets of discontinued operations business	19.0	—
Other	48.9	34.4
Net change in assets and liabilities of discontinued operations	1.6	(2.8)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease (increase) in securities deposited with clearing organizations or segregated in compliance with federal regulations	178.4	(1.6)
Increase in receivables and other assets	(17.5)	(53.7)
Decrease in accounts payable, accrued expenses and other liabilities	(125.3)	(3.9)
Increase in securities clearing receivables	(84.6)	(16.0)
Increase (decrease) in securities clearing payables	106.4	(1.8)
Net cash flows provided by operating activities	900.2	662.6

Cash Flows from Investing Activities:
Purchases of marketable securities	(2,931.6)	(3,564.8)
Proceeds from the sales and maturities of marketable securities	2,584.4	3,576.3
Net (purchases of) proceeds from client funds securities	(1,595.3)	(5,436.7)
Change in client funds obligations	2,001.4	5,870.0
Capital expenditures	(155.7)	(86.0)
Additions to intangibles	(57.7)	(39.3)
Acquisitions of businesses, net of cash acquired	(288.2)	(325.7)
Proceeds from the sale of businesses	—	17.2
Other	5.6	4.5
Net cash flows (used in) provided by investing activities	(437.1)	15.5

Cash Flows from Financing Activities:
Payments of debt	(0.4)	(0.8)
Proceeds from issuance of notes	0.3	0.2
Net proceeds from reverse repurchase agreements	—	48.7
Repurchases of common stock	(341.0)	(270.0)
Proceeds from stock purchase plan and exercises of stock options	153.5	96.8
Dividends paid	(181.1)	(164.1)
Net cash flows used in financing activities	(368.7)	(289.2)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	29.3
Net change in cash and cash equivalents	87.2	418.2
Cash and cash equivalents, beginning of period	975.0	712.4
Cash and cash equivalents, end of period	$1,062.2	$1,130.6

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2005. The results of operations for the three and six months ended December 31, 2005 may not be indicative of the results to be expected for the fiscal year ending June 30, 2006.

Note 2. New Accounting Pronouncement

As further discussed in Note 6, the Company adopted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") effective July 1, 2005 using the modified prospective method. The adoption of this standard requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to the Company’s stock options and employee stock purchase plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.

Note 3. Acquisitions

The Company acquired three businesses during the six months ended December 31, 2005 for approximately $287.5 million, net of cash acquired. These acquisitions resulted in approximately $181.3 million of goodwill. Intangible assets acquired, which total approximately $113.7 million, consisted primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 9 years. The Company also made $0.7 million of contingent payments relating to previously consummated acquisitions. These acquisitions were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

Note 4. Discontinued Operations

During the three months ended December 31, 2005, the Company finalized a plan to dispose of its Brokerage Services’ financial print business. In connection with the plan to dispose of the financial print business, the Company recorded an impairment charge of $19.0 million in order to reflect the assets of this business at fair value as of December 31, 2005 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment charge is included in the net loss from discontinued operations. On January 20, 2006, the Company sold its Brokerage Services’ financial print business. The Company has classified the results of operations of this business as discontinued operations as of December 31, 2005. During the six months ended December 31, 2005 and 2004, there were no significant investing or financing cash flow activities of the discontinued operations.

Operating results of the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues	$22.2	$23.7	$42.4	$45.0

Loss before benefit from income taxes	(20.7)	—	(22.8)	(0.9)
Benefit from income taxes	(7.3)	—	(8.1)	(0.3)

Net loss from discontinued operations	$(13.4)	$—	$(14.7)	$(0.6)

The following are the major classes of assets and liabilities related to the discontinued operations as of December 31, 2005 and June 30, 2005.

	December 31,	June 30,
	2005	2005
Assets:
Cash	$0.6	$0.5
Accounts receivable, net	14.8	16.6
Property, plant and equipment, net	—	13.3
Other assets	0.5	2.5

Total	$15.9	$32.9

Liabilities:
Accounts payable	$4.7	$4.2
Accrued expenses	5.5	2.5

Total	$10.2	$6.7

Note 5. Earnings Per Share (“EPS”)

	For the three months ended December 31,
	2005			2004
	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations
Basic	$273.1	576.2	$0.47	$250.1	583.2	$0.43
Effect of zero coupon subordinated notes	0.3	1.2		0.3	1.2
Effect of stock options	—	4.9		—	6.7
Diluted	$273.4	582.3	$0.47	$250.4	591.1	$0.42

	For the six months ended December 31,
	2005			2004
	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations
Basic	$494.4	576.8	$0.86	$458.9	583.4	$0.79
Effect of zero coupon subordinated notes	0.6	1.2		0.5	1.2
Effect of stock options	—	4.0		—	5.9
Diluted	$495.0	582.0	$0.85	$459.4	590.5	$0.78

Options to purchase 29.2 million and 26.6 million shares of common stock for the three months ended December 31, 2005 and 2004, respectively, and 34.5 million and 34.9 million shares of common stock for the six months ended December 31, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive for each respective period.

Note 6. Fair Value Accounting for Stock-Based Compensation

As previously noted, effective July 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. SFAS No. 123R requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), will be recognized in net earnings in the periods after the date of adoption. Stock-based compensation primarily consists of the following:

•

Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock at the dates of grant. Stock options are issued under a grade vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. In fiscal 2005, the Company reduced the amount of stock options issued by approximately one-third.

•

Employee Stock Purchase Plan. Prior to November 2005, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at 85% of the lower of market value as of the date the purchase price for an offering was determined or as of the end of such offering under the stock purchase plan. In November 2005, the Company revised the employee stock purchase plan offering beginning on January 1, 2006, whereby eligible employees can purchase shares of common stock at 85% of the market value at the date the purchase price for the offering is determined. Compensation expense for the employee stock purchase plan is recognized over the vesting period of 24 months on a straight-line basis.

•

Restricted Stock. The Company has a restricted stock program under which shares of common stock have been sold at par value to certain key employees. These shares are restricted as to transfer and in certain circumstances must be resold to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which is up to six years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $42.5 million and $3.9 million was recognized in earnings from continuing operations for the three months ended December 31, 2005 and 2004, respectively, as well as related tax benefits of $12.1 million and $1.5 million, respectively. Stock-based compensation expense of $87.6 million and $7.3 million was recognized in earnings from continuing operations for the six months ended December 31, 2005 and 2004, respectively, as well as related tax benefits of $25.0 million and $2.8 million, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Operating expenses	$8.0	$—	$16.6	$—
Selling, general and administrative expenses	25.9	3.9	53.0	7.3
System development and programming costs	8.6	—	18.0	—
Total pre-tax stock-based compensation expense included in continuing operations	$42.5	$3.9	$87.6	$7.3
Total pre-tax stock-based compensation expense included in discontinued operations	0.3	—	0.7	—
Total pre-tax stock-based compensation expense	$42.8	$3.9	$88.3	$7.3

The total pre-tax stock-based compensation expense includes expenses related to restricted stock awards of $5.0 million and $3.9 million within selling, general and administrative expenses for the three months ended December 31, 2005 and 2004, respectively, and $9.5 million and $7.3 million within selling, general and administrative expenses for the six months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $148.9 million, $15.1 million and $21.7 million respectively, which will be amortized over the weighted-average remaining requisite service period of 1.2 years, 0.3 years and 1.1 years, respectively.

A summary of changes in the stock option plans for the six months ended December 31, 2005 is as follows:

	Number of Options (in thousands)	Weighted Average Price (in dollars)	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)

Options outstanding at July 1, 2005	70,395	$42
Options granted	2,422	$43
Options exercised	(3,731)	$30
Options canceled	(2,211)	$46
Options outstanding at December 31, 2005	66,875	$43	6.3	$259.0

Approximately 38.7 million options are exercisable at December 31, 2005 with a weighted average exercise price of $43. The total intrinsic value of options exercised during the six months ended December 31, 2005 was $58.3 million. At December 31, 2005, the Company has 18.0 million shares available for future stock option grants.

Subsequent to December 31, 2005, the Company issued 2.7 million shares in connection with the employee stock purchase plan offering that vested on December 31, 2005. The Company expects to issue approximately 2.7 million shares for the employee stock purchase plan offering that vests on December 31, 2006. The Company issued 335 thousand shares of restricted stock during the six months ended December 31, 2005.

The following table illustrates the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for periods prior to adoption of SFAS No. 123R.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2004	2004
Net earnings from continuing operations, as reported	$250.1	$458.9
Add: Stock-based employee compensation expense included in reported net earnings from continuing operations, net of related tax effects	2.4	4.5
Deduct: Total stock-based employee compensation expense determined using the fair value-based method for all awards, net of related tax effects	(35.7)	(73.2)

Pro forma net earnings from continuing operations	$216.8	$390.2

Earnings per share from continuing operations:
Basic – as reported	$0.43	$0.79
Basic – pro forma	$0.37	$0.67

Diluted – as reported	$0.42	$0.78
Diluted – pro forma	$0.36	$0.66

The fair value of each stock option issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. For stock options issued on or after January 1, 2005, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The fair values of options granted during the six months ended December 31, 2005 were estimated at the date of grant with the following assumptions:

Risk-free interest rate	4.03%
Dividend yield	1.44%
Weighted average volatility factor	24.68%
Weighted average expected life (in years)	5.50
Weighted average fair value (in dollars)	$10.37

Note 7.	Other Income, net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Interest income on corporate funds	$(38.3)	$(26.1)	$(73.1)	$(51.9)
Interest expense	25.7	10.8	44.4	18.9
Realized gains on available- for-sale securities	(0.1)	(6.1)	(0.6)	(8.7)
Realized losses on available- for-sale securities	3.2	10.0	16.5	17.8

Other income, net	$(9.5)	$(11.4)	$(12.8)	$(23.9)

Proceeds from sales and maturities of marketable securities were $903.6 million and $1,664.0 million for the three months ended December 31, 2005 and 2004, respectively, and $2,584.4 million and $3,576.3 million for the six months ended December 31, 2005 and 2004, respectively.

Note 8.	Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net earnings	$259.7	$250.1	$479.7	$458.3
Other comprehensive (loss) income:
Foreign currency translation adjustments	(32.8)	109.4	(16.4)	129.5
Unrealized net (loss) gain on available-for-sale securities, net of tax	(36.2)	(37.1)	(109.5)	1.2
Comprehensive income	$190.7	$322.4	$353.8	$589.0

Note 9.	Interim Financial Data by Segment

Employer Services, Brokerage Services, Dealer Services, and Securities Clearing and Outsourcing Services are the Company's reportable segments. The primary components of “Other” are Claims Services, miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company’s adoption of SFAS No. 123R effective July 1, 2005.

The Company evaluates the performance of its reportable segments based on operating results before interest on corporate funds, foreign currency gains and losses, stock-based compensation expenses and income taxes. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year’s reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2006 budgeted foreign exchange rates.

Reconciling items include foreign exchange differences between the actual foreign exchange rates and fiscal 2006 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent reconciling items to revenues and earnings from continuing operations before income taxes. The reportable segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings from continuing operations before income taxes.

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Employer Services	$1,372.5	$1,250.3	$2,671.9	$2,440.7
Brokerage Services	366.3	338.8	720.9	651.8
Dealer Services	270.0	245.8	523.8	486.1
Securities Clearing and Outsourcing Services	19.8	15.4	37.5	15.4
Other	138.0	136.5	253.7	261.5
Reconciling items:
Foreign exchange	2.9	12.1	7.7	6.7
Client fund interest	(16.3)	(29.0)	(36.3)	(58.9)
Total	$2,153.2	$1,969.9	$4,179.2	$3,803.3

	Earnings From Continuing Operations Before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Employer Services	$309.5	$284.9	$581.0	$505.2
Brokerage Services	53.5	50.6	106.9	91.9
Dealer Services	40.2	38.5	81.3	74.7
Securities Clearing and Outsourcing Services	(7.6)	(5.2)	(19.4)	(5.2)
Other	19.5	17.9	2.5	49.3
Reconciling items:
Foreign exchange	1.8	2.0	2.8	0.4
Client fund interest	(16.3)	(29.0)	(36.3)	(58.9)
Cost of capital charge	37.8	37.9	74.8	72.1
Total	$438.4	$397.6	$793.6	$729.5

Note 10. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2005 and June 30, 2005 are as follows:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$8,393.4	—	—	$8,393.4
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	26.3	—	—	26.3
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,730.0	14.5	(97.0)	6,647.5
Asset backed securities	1,880.2	3.1	(22.3)	1,861.0
Corporate bonds	2,909.4	1.3	(39.1)	2,871.6
Canadian government obligations and Canadian government agency obligations	874.3	9.0	(4.3)	879.0
Other debt securities	951.2	2.4	(10.2)	943.4

Total available-for-sale securities	13,345.1	30.3	(172.9)	13,202.5

Total corporate investments and funds held for clients	$21,764.8	$30.3	$(172.9)	$21,622.2

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$6,810.0	—	—	$6,810.0
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	204.7	—	—	204.7
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,573.3	48.2	(30.3)	6,591.2
Asset backed securities	1,815.2	8.6	(11.3)	1,812.5
Corporate bonds	2,684.8	8.7	(15.3)	2,678.2
Canadian government obligations and Canadian government agency obligations	894.3	20.5	(0.3)	914.5
Other debt securities	999.5	8.5	(3.8)	1,004.2
Other equity securities	1.5	—	(0.6)	0.9

Total available-for-sale securities	12,968.6	94.5	(61.6)	13,001.5

Total corporate investments and funds held for clients	$19,983.3	$94.5	$(61.6)	$20,016.2

Classification of investments on the Consolidated Balance Sheets is as follows:

December 31,	June 30,
2005	2005

Corporate investments:
Cash and cash equivalents	$1,062.2	$975.0
Short-term marketable securities	508.9	695.8
Long-term marketable securities	326.4	447.9

Total corporate investments	1,897.5	2,118.7
Funds held for clients	19,724.7	17,897.5

Total corporate investments and funds held for clients	$21,622.2	$20,016.2

The Company’s trading securities include $26.3 million and $27.9 million at December 31, 2005 and June 30, 2005, respectively, that have been pledged as collateral to exchanges and clearinghouses. These investments cannot be pledged or sold by the exchanges or clearinghouses. Additionally, $176.8 million of trading securities at June 30, 2005 were segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements.

The Company believes that the available-for-sale securities that have fair values that are below cost are not other-than-temporarily impaired since it is probable that principal and interest will be collected in accordance with the applicable contractual terms and the Company has the ability and intent to hold the available-for-sale securities until maturity.

At December 31, 2005, approximately 95% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service.

Expected maturities of available-for-sale securities at December 31, 2005 are as follows:

Due in one year or less	$2,697.9
Due after one year to two years	2,744.3
Due after two years to three years	2,412.4
Due after three years to four years	2,446.5
Due after four years to ten years	2,901.4

Total available-for-sale securities	$13,202.5

Note 11. Securities Clearing and Outsourcing Services

Securities clearing receivables and payables consist of the following:

	December 31,	June 30,
	2005	2005
Receivables:
Clearing customers	$580.6	$473.3
Securities borrowed	102.8	122.3
Broker-dealers and other	112.2	148.1
Clearing organizations	30.4	87.0
Securities failed to deliver	223.8	134.5

Total	$1,049.8	$965.2

Payables:
Clearing customers	$459.1	$454.2
Securities loaned	73.1	117.3
Broker-dealers and other	113.7	114.5
Securities failed to receive	205.8	59.2

Total	$851.7	$745.2

As of December 31, 2005, the Company had received collateral in connection with securities borrowed, customer margin loans and broker-dealer accounts, with a market value of approximately $1,769.5 million, which it can sell, repledge or use in securities clearance activities. Of this amount, approximately $419.3 million had been pledged as of December 31, 2005 in connection with securities loaned, deposits with clearing organizations and securities clearance activities.

The Securities Clearing and Outsourcing Services segment is comprised of one subsidiary, which is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At December 31, 2005, the net capital of such subsidiary was $212.7 million, exceeding the net capital requirements by $197.2 million. This subsidiary has secured unlimited Securities Investor Protection Corporation (“SIPC”) insurance coverage for its customers. Under the terms of the unlimited excess SIPC insurance coverage, this subsidiary is required to maintain net capital of $200.0 million.

Note 12. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2005 are as follows:

	Employer Services	Brokerage Services	Dealer Services	Securities Clearing and Outsourcing Services	Other	Total

Balance as of June 30, 2005	$1,334.0	$368.8	$354.6	$129.1	$222.0	$2,408.5
Additions/Adjustments	—	(0.7)	179.7	(3.3)	(2.2)	173.5
Cumulative translation adjustments	(13.1)	(0.8)	(1.1)	—	(7.2)	(22.2)
Balance as of December 31, 2005	$1,320.9	$367.3	$533.2	$125.8	$212.6	$2,559.8

Components of intangible assets, net are as follows:

	December 31,2005	June 30,2005

Intangible assets:
Software and software licenses	$927.9	$818.3
Customer contracts and lists	726.8	690.2
Other intangibles	348.8	332.2
	2,003.5	1,840.7

Less: Accumulated amortization	(1,180.6)	(1,105.9)
Intangible assets, net	$822.9	$734.8

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 9 years (5 years for software and software licenses, 11 years for customer contracts and lists, and 9 years for other intangibles). Amortization of intangibles totaled $37.0 million and $37.3 million for the three months ended December 31, 2005 and 2004, respectively, and totaled $72.8 million and $73.1 million for the six months ended December 31, 2005 and 2004, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining six months of fiscal 2006 and the succeeding five fiscal years are as follows:

Amount
2006	$93.4
2007	$151.4
2008	$123.3
2009	$78.1
2010	$68.3
2011	$50.9

Note 13. Short-term Financing

In June 2005, the Company entered into a $1.25 billion, 364-day credit agreement and a $1.5 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.0 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $2.25 billion, 364-day facility, which terminated on June 29, 2005. The $1.25 billion and $1.5 billion agreements mature in June 2006 and June 2010, respectively. The Company also has a $2.25 billion credit facility that matures in June 2009. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2005 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime 1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At December 31, 2005 and 2004, there was no commercial paper outstanding. For the three months ended December 31, 2005 and 2004, the Company had average borrowings of $2.1 billion and $1.5 billion, respectively, at a weighted average interest rate of 4.0% and 2.0%, respectively. For the six months ended December 31, 2005 and 2004, the Company had average borrowings of $1.9 billion and $1.4 billion, respectively, at a weighted average interest rate of 3.8% and 1.7%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2005 and 2004 was less than two days for both periods.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2005 and 2004, there were no outstanding obligations under repurchase agreements. For the three months ended December 31, 2005 and 2004, the Company had average outstanding balances under repurchase agreements of $165.3 million and $401.4 million, respectively, at a weighted average interest rate of 3.3% and 1.8%, respectively. For the six months ended December 31, 2005 and 2004, the Company had average outstanding balances under repurchase agreements of $216.0 million and $395.7 million, respectively, at a weighted average interest rate of 3.2% and 1.6%, respectively.

During the three months ended December 31, 2005, the Company borrowed $200.1 million from a financial institution on a short-term basis in connection with one of its acquisitions. The Company repaid the short-term borrowing in full as of December 29, 2005.

Note 14. Foreign Currency Risk Management Programs

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the consolidated balance sheet with changes in the fair value of the derivatives recognized in either net earnings from continuing operations or accumulated other comprehensive (loss) income, depending on the timing and designated purpose of the derivative, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As of December 31, 2005, the Company had entered into a foreign exchange forward contract to hedge against foreign exchange fluctuations on a Canadian dollar-denominated short-term intercompany loan. This forward contract does not qualify for foreign currency fair value hedge accounting treatment in accordance with SFAS No. 133 and, therefore, is recorded at fair value with any gains or losses recognized in current period earnings. The fair value of the forward contract reflects the present value of the contract at December 31, 2005 and is included within other current assets on the Consolidated Balance Sheet at December 31, 2005. The Company recorded foreign exchange net gains of $1.7 million for the three and six months ended December 31, 2005, which offset the foreign exchange net losses of $1.7 million recorded on the re-measurement of the Company’s Canadian dollar-denominated short-term intercompany loan as of December 31, 2005. The cash flows from the Company's derivative contract are reflected as operating activities in the Consolidated Statements of Cash Flows. The Company does not hold any derivative instruments for trading purposes.

Note 15. Pension Plans

The components of net pension expense were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Service cost– benefits earned during the period	$7.9	$7.5	$15.9	$14.8
Interest cost on projected benefits	9.9	9.5	19.8	18.9
Expected return on plan assets	(14.0)	(13.1)	(28.0)	(26.1)
Net amortization and deferral	4.8	2.8	9.6	5.6
Net pension expense	$8.6	$6.7	$17.3	$13.2

The minimum required contribution to the Company’s pension plans is approximately $3.8 million in fiscal 2006. For the six months ended December 31, 2005, the Company made $1.7 million in contributions to the pension plans, and the Company expects to contribute approximately $2.0 million during the second half of fiscal 2006.

Note 16. Commitments and Contingencies

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

 It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines, which are monitored daily. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

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

Note 17. Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The Company is continuing to evaluate the effects of the repatriation provision. The range of possible amounts that the Company could repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $35 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report to Stockholders for the fiscal year ended June 30, 2005, in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended December 31,
	2005 – As Reported	2004 – As Reported	2004 – As Adjusted	2005 vs. 2004 - As Reported Change	2005 vs. 2004 - As Adjusted Change

Total revenues	$2,153.2	$1,969.9	$1,969.9	9%	9%

Operating expenses	992.2	895.2	905.2
Selling, general and administrative expenses	489.0	463.4	488.6
Systems development and programming costs	163.7	149.6	160.5
Depreciation and amortization	79.4	75.5	75.5
Other income, net	(9.5)	(11.4)	(11.4)
Total expenses	$1,714.8	$1,572.3	$1,618.4	9%	6%

Earnings from continuing operations before income taxes	$438.4	$397.6	$351.5	10%	25%
Margin	20%	20%	18%

Provision for income taxes	$165.3	$147.5	$134.7	12%	23%
Effective tax rate	37.7%	37.1%	38.3%

Net earnings from continuing operations	$273.1	$250.1	$216.8	9%	26%

Diluted earnings per share from continuing operations	$0.47	$0.42	$0.36	12%	31%

	Six Months Ended December 31,
	2005 – As Reported	2004 – As Reported	2004 – As Adjusted	2005 vs. 2004 - As Reported Change	2005 vs. 2004 - As Adjusted Change

Total revenues	$4,179.2	$3,803.3	$3,803.3	10%	10%

Operating expenses	1,947.7	1,743.8	1,764.9
Selling, general and administrative expenses	971.1	906.6	957.3
Systems development and programming costs	323.1	297.9	321.4
Depreciation and amortization	156.5	149.4	149.4
Other income, net	(12.8)	(23.9)	(23.9)
Total expenses	$3,385.6	$3,073.8	$3,169.1	10%	7%

Earnings from continuing operations before income taxes	$793.6	$729.5	$634.2	9%	25%
Margin	19%	19%	17%

Provision for income taxes	$299.2	$270.6	$244.0	11%	23%
Effective tax rate	37.7%	37.1%	38.5%

Net earnings from continuing operations	$494.4	$458.9	$390.2	8%	27%

Diluted earnings per share from continuing operations	$0.85	$0.78	$0.66	9%	29%

Comparisons between the results of operations for the three and six months ended December 31, 2005 and 2004 are affected by the impact of our adoption, using the modified prospective method, of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), effective July 1, 2005. The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements. Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to our stock options and employee stock purchase plan, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. The following table summarizes the stock-based compensation expense related to our stock option plan, the employee stock purchase plan and restricted stock program, which has been recorded in earnings from continuing operations in each respective period:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Operating expenses	$8.0	$—	$16.6	$—
Selling, general and administrative expenses	25.9	3.9	53.0	7.3
Systems development and programming costs	8.6	—	18.0	—

Total stock-based compensation expenses reported in net earnings from continuing operations	$42.5	$3.9	$87.6	$7.3

Income tax benefit on stock-based compensation expense reported in net earnings from continuing operations	$(12.1)	$(1.5)	$(25.0)	$(2.8)

In order to provide a comparable basis between the results of operations for the three and six months ended December 31, 2005 and 2004, we have provided pro forma information for the three and six months ended December 31, 2004 as if stock-based compensation expense related to our stock options and employee stock purchase plan had been expensed. These adjusted amounts, which are based on the pro forma amounts disclosed in Note 6 to the consolidated financial statements included with this Quarterly Report on Form 10-Q, are reflected under the heading “2004 – As Adjusted”. The “2004 – As Adjusted” results of operations for the three and six months ended December 31, 2004 includes the following pro forma stock-based compensation expense related to our stock options and employee stock purchase plan, which were not expensed in our reported fiscal 2004 results of operations:

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004

Operating expenses	$10.0	$21.1
Selling, general and administrative expenses	25.2	50.7
Systems development and programming costs	10.9	23.5

Total pro forma stock-based compensation expenses	$46.1	$95.3

Pro forma income tax benefit on stock-based compensation expenses	$(12.8)	$(26.6)

The adoption of SFAS No. 123R impacted the comparability of our results of operations for the three and six months ended December 31, 2005 and 2004.  We believe the inclusion of the “2004 – As Adjusted” amounts provides a useful additional perspective to compare the results of operations for the three and six months ended December 31, 2005 and 2004 as a result of our adoption of SFAS No. 123R. We use both generally accepted accounting principles (GAAP) and non-GAAP measures to manage and evaluate the Company’s performance and consider it appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. However, these measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with GAAP.

Total Revenues

Our consolidated revenues for the three months ended December 31, 2005 grew 9% to $2,153.2 million primarily due to increases in Employer Services of 10%, or $122.2 million, to $1,372.5 million, Brokerage Services of 8%, or $27.5 million, to $366.3 million, Dealer Services of 10%, or $24.2 million, to $270.0 million as well as $19.8 million from the Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 8% in the three months ended December 31, 2005 as compared to the prior year. Revenue growth was reduced by $10.2 million, or 0.5%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended December 31, 2005 include interest on funds held for Employer Services’ clients of $118.9 million as compared to $91.1 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 13% in our average client funds balances to $12.0 billion, as well as the increase in the interest rates during the quarter. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $16.3 million and $29.0 million in the three months ended December 31, 2005 and 2004, respectively, to eliminate this allocation in consolidation.

Our consolidated revenues for the six months ended December 31, 2005 grew 10% to $4,179.2 million primarily due to increases in Employer Services of 9%, or $231.2 million, to $2,671.9 million, Brokerage Services of 11%, or $69.1 million, to $720.9 million, Dealer Services of 8%, or $37.7 million, to $523.8 million as well as $37.5 million from the Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 9% in the six months ended December 31, 2005 as compared to the prior year.

Our consolidated revenues for the six months ended December 31, 2005 include interest on funds held for Employer Services’ clients of $227.3 million as compared to $175.8 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 12% in our average client funds balances to $11.7 billion, as well as the increase in the interest rates during the six months ended December 31, 2005. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $36.3 million and $58.9 million in the six months ended December 31, 2005 and 2004, respectively, to eliminate this allocation in consolidation.

Total Expenses, As Reported

Our consolidated expenses for the three months ended December 31, 2005 increased by $142.5 million, to $1,714.8 million, from $1,572.3 million, as reported, for the three months ended December 31, 2004. Our consolidated expenses for the six months ended December 31, 2005 increased by $311.8 million, to $3,385.6 million, from $3,073.8 million, as reported, for the six months ended December 31, 2004. The increase in our consolidated expenses is primarily due to the inclusion of stock-based compensation expenses in our results of operations as of July 1, 2005 associated with the adoption of SFAS No. 123R, as discussed above, as well as the increase in our revenues. Total stock-based compensation expense included in continuing operations increased $38.6 million, to $42.5 million for the three months ended December 31, 2005, from $3.9 million, as reported, for the three months ended December 31, 2004 and increased $80.3 million, to $87.6 million for the six months ended December 31, 2005, from $7.3 million, as reported, for the six months ended December 31, 2004 due to the recording of expenses within our results of operations for our stock option program and employee stock purchase plan. The increases in consolidated expenses for the three months ended December 31, 2005 were offset, in part, by a decrease of $10.4 million, or 0.6%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $97.0 million, or 11%, for the three months ended December 31, 2005 and by $203.9 million, or 12%, for the six months ended December 31, 2005 primarily due to the increase in revenues, including the increases in the Professional Employer Organization (“PEO”) business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $235.4 million and $201.5 million for the three months ended December 31, 2005 and 2004, respectively, and $460.2 million and $388.1 million for the six months ended December 31, 2005 and 2004, respectively. Selling, general and administrative expenses increased by $25.6 million, to $489.0 million, and by $64.5 million, to $971.1 million, for the three and six months ended December 31, 2005, respectively, primarily attributable to the expensing of stock-based compensation of $25.9 million and $53.0 million for the three and six months ended December 31, 2005, respectively, and higher compensation costs associated with increased headcount. Systems development and programming costs increased by $14.1 million, to $163.7 million, and by $25.2 million, to $323.1 million, for the three and six months ended December 31, 2005, respectively, primarily due to the expensing of stock-based compensation of $8.6 million and $18.0 million for the three and six months ended December 31, 2005, respectively. In addition, other income, net, decreased $1.9 million for the three months ended December 31, 2005 primarily due to the increase in interest expense on our short-term borrowing programs as a result of higher interest rates. Other income, net, decreased $11.1 million for the six months ended December 31, 2005 primarily due to the increase in net realized losses on our available-for-sale securities which totaled $15.9 million, as compared to $9.1 million for the six months ended December 31, 2004, as well as the increase in interest expense as a result of higher interest rates.

Total Expenses, As Adjusted

Our consolidated expenses for the three months ended December 31, 2005 increased by $96.4 million, to $1,714.8 million, from $1,618.4 million, as adjusted, for the three months ended December 31, 2004. Our consolidated expenses for the six months ended December 31, 2005 increased by $216.5 million, to $3,385.6 million, from $3,169.1 million, as adjusted, for the six months ended December 31, 2004. Consolidated expenses for the three months ended December 31, 2005 decreased by $10.4 million, or

 0.6%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $87.0 million, or 10%, and by $182.8 million, or 10%, for the three and six months ended December 31, 2005, respectively, primarily due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $235.4 million and $201.5 million for the three months ended December 31, 2005 and 2004, respectively, and $460.2 million and $388.1 million for the six months ended December 31, 2005 and 2004, respectively. Selling, general and administrative expenses increased by $0.4 million, to $489.0 million, and by $13.8 million, to $971.1 million, for the three and six months ended December 31, 2005, respectively, primarily due to higher compensation costs associated with increased headcount offset, in part, by lower stock-based compensation expense. Total stock-based compensation expense included in continuing operations decreased $7.5 million, to $42.5 million for the three months ended December 31, 2005, from $50.0 million, as adjusted, for the three months ended December 31, 2004. Total stock-based compensation expense included in continuing operations decreased $15.0 million, to $87.6 million for the six months ended December 31, 2005, from $102.6 million, as adjusted, for the six months ended December 31, 2004. These decreases were primarily driven by the reduction in the number of stock options granted to associates, which began in fiscal 2005. In addition, other income, net, decreased $1.9 million for the three months ended December 31, 2005 primarily due to the increase in interest expense on our short-term borrowing programs as a result of higher interest rates. Other income, net, decreased $11.1 million for the six months ended December 31, 2005 primarily due to the increase in net realized losses on our available-for-sale securities which totaled $15.9 million, as compared to $9.1 million for the six months ended December 31, 2004, as well as the increase in interest expense as a result of higher interest rates.

Earnings From Continuing Operations Before Income Taxes, As Reported

Earnings from continuing operations before income taxes increased by $40.8 million, or 10%, from $397.6 million, as reported, for the three months ended December 31, 2004 to $438.4 million for the three months ended December 31, 2005 and increased by $64.1 million, or 9%, from $729.5 million, as reported, for the six months ended December 31, 2004 to $793.6 million for the six months ended December 31, 2005 due to the increase in revenues and expenses discussed above. Overall margin remained flat at 20% for the three months ended December 31, 2005 and 19% for the six months ended December 31, 2005 primarily due to the leveraging of our increasing revenues, which has resulted in improved margins for our services offset, in part, by the recording of stock-based compensation expense associated with our stock options and employee stock purchase plan for the three and six months ended December 31, 2005.

Earnings From Continuing Operations Before Income Taxes, As Adjusted

Earnings from continuing operations before income taxes increased by $86.9 million, or 25%, from $351.5 million, as adjusted, for the three months ended December 31, 2004 to $438.4 million for the three months ended December 31, 2005 and increased by $159.4 million, or 25%, from $634.2 million, as adjusted, for the six months ended December 31, 2004 to $793.6 million for the six months ended December 31, 2005 due to the increase in revenues and expenses discussed above. Overall margin improved from 18% to 20% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, as adjusted, and from 17% to 19% for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004, as adjusted, primarily due to the leveraging of our increasing revenues, which has resulted in improved margins for our services, as well as the decrease in total stock-based compensation expense primarily due to the reduction in the number of stock options granted to associates.

Provision for Income Taxes, As Reported

Our effective tax rate for both the three and six months ended December 31, 2005 was 37.7% as compared to 37.1%, as reported, for the comparable periods in the prior year. The increase in the effective tax rate is primarily attributable to the expensing of stock-based compensation, as certain components of our stock-based compensation programs are non-deductible, resulting in a higher effective tax rate. This increase was partially offset by a favorable mix in income among tax jurisdictions.

Provision for Income Taxes, As Adjusted

Our effective tax rate was 37.7% as compared to 38.3%, as adjusted, for the three months ended December 31, 2005 and 2004, respectively, and 37.7% as compared to 38.5%, as adjusted, for the six months ended December 31, 2005 and 2004, respectively. Certain components of our stock-based compensation programs are non-deductible, which results in a higher effective tax rate. For the three and six months ended December 31, 2005, our non-deductible stock-based compensation expense decreased and our overall earnings from continuing operations before income taxes increased, both of which contributed to a lower effective tax rate for the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004, as adjusted. In addition, the decrease in the effective tax rate was partially due to a favorable mix in income among tax jurisdictions.

Net Earnings From Continuing Operations and Earnings Per Share From Continuing Operations, As Reported

Net earnings from continuing operations increased 9%, to $273.1 million, for the three months ended December 31, 2005, from $250.1 million, as reported, for the three months ended December 31, 2004 and the related diluted earnings per share from continuing operations increased 12%, to $0.47, for the three months ended December 31, 2005. Net earnings from continuing operations increased 8%, to $494.4 million, for the six months ended December 31, 2005, from $458.9 million, as reported, for the six months ended December 31, 2004 and the related diluted earnings per share from continuing operations increased 9%, to $0.85, for the six months ended December 31, 2005. The increase in net earnings from continuing operations for the three and six months ended December 31, 2005 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues being offset by expenses, including the additional expense associated with stock-based compensation, and a higher effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three and six months ended December 31, 2005 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 2.3 million shares and 7.3 million shares during the three and six months ended December 31, 2005, respectively, and the repurchase of 14.1 million shares in fiscal 2005.

Net Earnings From Continuing Operations and Earnings Per Share From Continuing Operations, As Adjusted

Net earnings from continuing operations increased 26%, to $273.1 million, for the three months ended December 31, 2005, from $216.8 million, as adjusted, for the three months ended December 31, 2004. Diluted earnings per share from continuing operations increased 31%, to $0.47, for the three months ended December 31, 2005, from $0.36, as adjusted, for the three months ended December 31, 2004. Net earnings from continuing operations increased 27%, to $494.4 million, for the six months ended December 31, 2005, from $390.2 million, as adjusted, for the six months ended December 31, 2004. Diluted earnings per share from continuing operations increased 29%, to $0.85, for the six months ended December 31, 2005, from $0.66, as adjusted, for the six months ended December 31, 2004. The increase in net earnings from continuing operations for the three and six months ended December 31, 2005 reflects the increase in earnings from continuing operations before income taxes as a result of our higher revenues, improved margin and lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three and six months ended December 31, 2005 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 2.3 million shares and 7.3 million shares during the three and six months ended December 31, 2005, respectively, and the repurchase of 14.1 million shares in fiscal 2005.

Analysis of Reportable Segments

Analysis of Reportable Segments

Revenues
	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2005	2004	Change	2005	2004	Change

Employer Services	$1,372.5	$1,250.3	10%	$2,671.9	$2,440.7	9%
Brokerage Services	366.3	338.8	8%	720.9	651.8	11%
Dealer Services	270.0	245.8	10%	523.8	486.1	8%
Securities Clearing and Outsourcing Services	19.8	15.4	29%	37.5	15.4	100 +%
Other	138.0	136.5	1%	253.7	261.5	-3%
Reconciling items:
Foreign exchange	2.9	12.1		7.7	6.7
Client fund interest	(16.3)	(29.0)		(36.3)	(58.9)
Total revenues	$2,153.2	$1,969.9	9%	$4,179.2	$3,803.3	10%

Earnings From Continuing Operations Before Income Taxes
	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2005	2004	Change	2005	2004	Change

Employer Services	$309.5	$284.9	9%	$581.0	$505.2	15%
Brokerage Services	53.5	50.6	6%	106.9	91.9	16%
Dealer Services	40.2	38.5	4%	81.3	74.7	9%
Securities Clearing and Outsourcing Services	(7.6)	(5.2)	-46%	(19.4)	(5.2)	-100 +%
Other	19.5	17.9	9%	2.5	49.3	-95%
Reconciling items:
Foreign exchange	1.8	2.0		2.8	0.4
Client fund interest	(16.3)	(29.0)		(36.3)	(58.9)
Cost of capital charge	37.8	37.9		74.8	72.1
Total earnings from continuing operations before income taxes	$438.4	$397.6	10%	$793.6	$729.5	9%

Employer Services

Revenues

Employer Services' revenues increased 10% and 9% for the three and six months ended December 31, 2005, respectively, primarily due to new business started in the period, an increase in the number of employees on our clients’ payrolls, strong client retention, price increases and an increase in client funds balances. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 10% for both the three and six months ended December 31, 2005. New business sales, which represent the annualized recurring revenues anticipated from sales orders to new and existing clients, grew 9% in the United States for both the three and six months ended December 31, 2005 and 8% and 7% worldwide for the three and six months ended December 31, 2005, respectively, due to the increased growth in the salesforce and productivity. The number of employees on our clients’ payrolls, “pays per control,” increased 2.2% for both the three months and six months ended December 31, 2005 in the United States. This employment metric represents over 125 thousand payrolls across a broad range of U.S. geographies ranging from small to very large businesses. Our client retention in the United States declined by 0.3 percentage points for the three months ended December 31, 2005, but remained at record high levels for the six months ended December 31, 2005.

Interest income was credited to Employer Services at a standard rate of 4.5% so the results of the business were not influenced by changes in interest rates. Interest income increased by $15.1 million and $28.9 million, which accounted for approximately 1% growth in Employer Services’ revenues for the three and six months ended December 31, 2005, respectively, due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base as compared to the prior year. The average client funds balances were $12.0 billion as compared to $10.7 billion for the three months ended December 31, 2005 and 2004, respectively, and $11.7 billion as compared to $10.4 billion for the six months ended December 31, 2005 and 2004, respectively, representing an increase of 13% and 12% for the three and six months ended December 31, 2005, respectively.

Revenues from our "beyond payroll" products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 23%, to $163.5 million and $319.3 million, for both the three and six months ended December 31, 2005, respectively, primarily due to 19% growth in the number of PEO worksite employees as of December 31, 2005 and additional pass-through benefits. In addition, "beyond payroll" revenues grew due to a 21% and 20% increase for the three and six months ended December 31, 2005, respectively, in revenues from our Time and Labor Management Services, as a result of increases in the number of clients utilizing this service.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes increased 9%, from $284.9 million to $309.5 million, for the three months ended December 31, 2005 and 15%, from $505.2 million to $581.0 million, for the six months ended December 31, 2005 primarily due to the increase in revenues. Earnings from continuing operations before income taxes for the three months ended December 31, 2005  increased comparably to revenues due to the improvement in margins of our products from the leveraging of our expenses, offset by the additional personnel expenses resulting from the increase in salesforce and implementation personnel during the current quarter. In addition, expenses for the quarter have increased due to certain start-up expenses relating to GlobalView (SM), our HR outsourcing offering for multi-national organizations based on SAP's industry-leading HR business solutions. Earnings from continuing operations before income taxes for the six months ended December 31, 2005 did not increase comparably with revenues primarily due to the leveraging of our expense structure with the increased revenues. Our operating expenses increased comparably with our revenue growth for the three and six months ended December 31, 2005 due to increases in our PEO business, which includes pass-through costs associated with the services. Our PEO revenues and pass-through operating expenses related to benefits and workers’ compensation costs both grew 23%, to $163.5 million and $117.4 million, respectively, for the three months ended December 31, 2005 and both grew 23%, to $319.3 million and $229.5 million, respectively, for the six months ended December 31, 2005.

Brokerage Services

Revenues

Brokerage Services' revenues increased 8% and 11% for the three and six months ended December 31, 2005, respectively, due to the increase in certain investor communication activities, offset by decreases in back-office services revenues for both periods. Revenues from investor communication activities consist of revenues from our beneficial proxy and interim communications and beyond beneficial products. Revenues from beneficial proxy and interim communications grew 12%, to $104.5 million, for the three months ended December 31, 2005 and 14%, to $210.8 million, for the six months ended December 31, 2005 primarily due to increased mutual fund meetings and other required mutual fund communications. Revenues beyond our beneficial products grew 14%, to $148.8 million, for the three months ended December 31, 2005 and 19%, to $288.2 million, for the six months ended December 31, 2005 primarily from sales and internal revenue growth within our transaction reporting, electronic solutions and print on demand products. Stock record growth, which is a measure of how many stockholders own a security compared to the prior year and a key factor in the number of pieces delivered, decreased 3% and was flat for the three and six months ended December 31, 2005, respectively. Our number of pieces delivered increased 6% for the three months ended December 31, 2005, from 197 million to 209 million, and 11% for the six months ended December 31, 2005, from 372 million to 411 million, driven by higher volumes from mutual fund meetings and other required mutual fund communications. Our back-office revenues decreased 6%, to $84.0 million, and 3%, to $168.1 million, for the three and six months ended December 31, 2005, respectively. Back-office average trades per day increased 4%, from 1.55 million to 1.61 million, for the three months ended December 31, 2005 and 7%, from 1.46 million to 1.56 million, for the six months ended December 31, 2005 primarily due to growth in our existing client base. This increase was offset by a decrease in the average revenue per trade of 6% for both the three and six months ended December 31, 2005, respectively, and a decrease in non-trade revenues.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes increased $2.9 million or 6%, to $53.5 million, and $15.0 million or 16%, to $106.9 million, for the three and six months ended December 31, 2005, respectively, primarily due to the increased revenues in our investor communication activities. Earnings from continuing operations before income taxes for the three months ended December 31, 2005 did not increase comparably with the increase in revenues primarily due to the mix of revenues. Revenues of our investor communications activities, whose products have lower margins, have increased and revenues of our back-office services, whose products have higher margins, have decreased. Earnings from continuing operations before income taxes for the six months ended December 31, 2005 increased at a higher rate than the growth in revenues due to the leveraging of our expense structure to improve our margins associated with our investor communications activities. Additionally, earnings from continuing operations before income taxes for the six months was favorably impacted by the improvement in the margin of our back-office services products due to the continued efforts to align our operating expenses to back-office revenues. The increase in earnings from continuing operations before income taxes for the six months ended December 31, 2005 was partially offset by the increase in the pass-through postage costs associated with certain investor communications activities.

Dealer Services

Revenues

Dealer Services' revenues increased 10% and 8% for the three and six months ended December 31, 2005, respectively, as compared with the prior year. Internal revenue growth was approximately 4% for both the three and six months ended December 31, 2005, respectively. Revenues increased for our dealer business systems in North America by $9.6 million, to $209.8 million, for the three months and $20.9 million, to $420.7 million, for the six months primarily due to growth in our key products for both periods. The growth in our key products was primarily driven by the increased users for Application Service Provider (“ASP”) managed services, increased Credit Check and CVR transaction volume, new network installations and increased market penetration of our Customer Relationship Management (“CRM”) product. Our revenues for the three months ended December 31, 2005 were also impacted by the acquisition of Kerridge Computer Company Ltd (“Kerridge”) in December 2005. Kerridge is a leading dealer management systems provider to auto dealers in the United Kingdom and this acquisition contributed approximately 6% and 3% to our revenue growth for the three and six months ended December 31, 2005, respectively.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes increased $1.7 million, to $40.2 million, and $6.6 million, to $81.3 million, for the three and six months ended December 31, 2005, respectively, primarily due to the increases in revenues of our dealer business systems and contributions from recent acquisitions. These increases for both periods were partially offset by additional sales expenses relating to headcount additions to generate the current revenue growth. Our earnings from continuing operations before income taxes for the three and six months ended December 31, 2005 was also partially offset by the additional expenses associated with the acquisition of Kerridge.

Securities Clearing and Outsourcing Services

Revenues

Revenues for Securities Clearing and Outsourcing Services were $19.8 million and $37.5 million for the three and six months ended December 31, 2005, respectively, as compared with $15.4 million during the period from its acquisition date of November 1, 2004 through December 31, 2004. Average margin balances for the three and six months ended December 31, 2005 were $636 million and $616 million, respectively, as compared with $1.0 billion during the period from its acquisition date of November 1, 2004 through December 31, 2004. Average number of trades cleared per day for the three and six months ended December 31, 2005 was 19 thousand and 18 thousand, respectively, as compared with 25 thousand during the period from its acquisition date of November 1, 2004 through December 31, 2004.

Loss From Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes was $7.6 million and $19.4 million for the three and six months ended December 31, 2005, respectively, as compared with $5.2 million during the period from its acquisition date of November 1, 2004 through December 31, 2004. Loss from continuing operations before income taxes was primarily due to the current alignment of the cost structure associated with the revenues of the segment as well as the integration costs incurred since the acquisition of the business on November 1, 2004.

Other

The primary components of "Other" are Claims Services, miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company’s adoption of SFAS No. 123R, effective July 1, 2005.

Reconciling Items

The prior year’s reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2006 budgeted foreign exchange rates. Reconciling items include foreign exchange differences between the actual foreign exchange rates and fiscal 2006 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for Employer Services’ clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent reconciling items to revenues and earnings from continuing operations before income taxes.  The reportable segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings from continuing operations before income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our financial condition and balance sheet remain strong. At December 31, 2005, cash and marketable securities were $1,897.5 million. Stockholders’ equity was $5,855.9 million and the ratio of long-term debt-to-equity was 1.3% at December 31, 2005. At December 31, 2005, working capital was $1,634.7 million as compared to $1,653.8 million at June 30, 2005.

Our principal sources of liquidity are derived from cash generated through operations and our cash and marketable securities on hand. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements. In addition, we have three unsecured revolving credit agreements that allow us to borrow up to $5.0 billion in the aggregate. When utilized, our short-term commercial paper program and repurchase agreements are the primary instruments used to meet short-term funding requirements related to client funds obligations. Our revolving credit agreements are in place to provide additional liquidity, if needed. We have never had borrowings under the current or previous revolving credit agreements. The Company believes that the internally generated cash flows and financing arrangements are adequate to support business operations and capital expenditures.

On November 1, 2004, we acquired the U.S. Clearing and BrokerDealer Services divisions of Bank of America and formed the Securities Clearing and Outsourcing Services segment to report the results of the acquired business. The Securities Clearing and Outsourcing Services segment provides third-party clearing operations in the regulated broker-dealer industry. The cash flows from operations from this business differ from that of our other businesses because the broker-dealer third-party clearing activities utilize payables to finance their business activities and the regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ cash and securities balances. As a result, management analyzes cash flows provided from operating activities of the Securities Clearing and Outsourcing Services segment separately from all other businesses. Management’s view of the net cash flows provided by operating activities is as follows:

	Six Months Ended
	December 31,
	2005	2004

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment	$719.8	$665.5
Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment	180.4	(2.9)

Net cash flows provided by operating activities, as reported	$900.2	$662.6

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment, were $719.8 million for the six months ended December 31, 2005 as compared to $665.5 million for the comparable period in the prior fiscal year. This increase was primarily due to the increase in net earnings for all businesses, excluding the Securities Clearing and Outsourcing Services segment, offset, in part, by a decrease in accounts payable and accrued expenses primarily due to the timing of income tax payments made during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment were $180.4 million for the six months ended December 31, 2005. The net cash flows provided by operating activities primarily resulted from a decrease of $178.4 million in securities deposited with clearing organizations or segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements and an increase in Securities Clearing payables related to higher securities failed to receive. This fluctuation was offset in part by an increase in securities clearing receivables from clearing customers.

Cash flows used in investing activities for the six months ended December 31, 2005 totaled $437.1 million compared to cash flows provided by investing activities of $15.5 million for the comparable period in the prior year. The fluctuation between periods was primarily due to the timing of purchases of and proceeds from marketable securities and the change in client funds obligations.

Cash flows used in financing activities for the six months ended December 31, 2005 totaled $368.7 million compared to $289.2 million for the six months ended December 31, 2004. The increase in cash used in financing activities was primarily due to repurchases of common stock and the increase in dividends paid resulting from the increase in the amount of dividends per common share for the six months ended December 31, 2005 as compared to the comparable period in the prior year, offset by the increase in proceeds received from the stock purchase plan and exercises of stock options. We purchased 7.3 million shares of our common stock at an average price per share of $43.96 during the six months ended December 31, 2005. As of December 31, 2005, we had remaining Board of Directors’ authorization to purchase up to 56.3 million additional shares.

In June 2005, the Company entered into a $1.25 billion, 364-day credit agreement and a $1.5 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.0 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $2.25 billion, 364-day facility, which terminated on June 29, 2005. The $1.25 billion and $1.5 billion agreements mature in June 2006 and June 2010, respectively. The Company also has a $2.25 billion credit facility that matures in June 2009. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2005 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime 1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At December 31, 2005 and 2004, there was no commercial paper outstanding. For the three months ended December 31, 2005 and 2004, the Company had average borrowings of $2.1 billion and $1.5 billion, respectively, at a weighted average interest rate of 4.0% and 2.0%, respectively. For the six months ended December 31, 2005 and 2004, the Company had average borrowings of $1.9 billion and $1.4 billion, respectively, at a weighted average interest rate of 3.8% and 1.7%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2005 and 2004 was less than two days for both periods.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2005 and 2004, there were no outstanding obligations under repurchase agreements. For the three months ended December 31, 2005 and 2004, the Company had average outstanding balances under repurchase agreements of $165.3 million and $401.4 million, respectively, at a weighted average interest rate of 3.3% and 1.8%, respectively. For the six months ended December 31, 2005 and 2004, the Company had average outstanding balances under repurchase agreements of $216.0 million and $395.7 million, respectively, at a weighted average interest rate of 3.2% and 1.6%, respectively.

During the three months ended December 31, 2005, the Company borrowed $200.1 million from a financial institution on a short-term basis in connection with Dealer Services’ acquisition of Kerridge. The Company repaid the short-term borrowing in full as of December 29, 2005.

For the six months ended December 31, 2005, capital expenditures were $158.9 million. Capital expenditures for fiscal 2006 are expected to be approximately $300 million, compared to $202.8 million in fiscal 2005. The increase in expected capital expenditures is due primarily to data center and other facility improvements.

It is not our business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines, which are monitored daily. We do not expect any material losses related to such representations and warranties or collateral arrangements.

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

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended December 31, 2005, approximately 20% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 80% of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk including reinvestment risk. We have historically had the ability and intent to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Average investment balances at cost:
Corporate investments	$4,188.3	$3,707.6	$4,110.0	$3,759.5
Funds held for clients	12,026.0	10,667.7	11,723.1	10,447.4
Total	$16,214.3	$14,375.3	$15,833.1	$14,206.9

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	3.7%	2.8%	3.6%	2.7%
Funds held for clients	3.9%	3.4%	3.9%	3.3%
Total	3.9%	3.2%	3.8%	3.2%

Realized gains on available-for-sale securities	$0.1	$6.1	$0.6	$8.7
Realized losses on available- for-sale securities	(3.2)	(10.0)	(16.5)	(17.8)
Net realized losses on available-for-sale securities	$(3.1)	$(3.9)	$(15.9)	$(9.1)

	December 31,	June 30,
	2005	2005
Net unrealized pre-tax (losses) gains on available-for-sale securities	$(142.6)	$32.9
Total available-for-sale securities	$13,202.5	$13,001.5

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

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At December 31, 2005, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any single issuer.

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

We record customers’ security clearing transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill contractual obligations.

Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We are continuing to evaluate the effects of the repatriation provision. The range of possible amounts that the Company could repatriate under this provision is between zero and $500 million. The related potential range of income tax is between zero and $35 million.

FORWARD-LOOKING INFORMATION

This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations, employee benefits and registered clearing agencies and broker-dealers; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; stock market activity; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three and six months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1. Legal Proceedings.

The Registrant and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. ("DSI") are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, "UCS"), which lawsuit has since been tried before an arbitration panel in June 2003. This lawsuit alleges trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Registrant through its acquisition of DSI. UCS sought injunctive relief and damages of $56 million. On November 11, 2003, the arbitration panel appointed by the District Court entered an award in favor of DSI and its co-defendants (“the Award”). The Award denied all relief to UCS. The Award has been affirmed and adopted by the District Court as a final judgment of the Court. On November 28, 2005, the Court of Appeals for the First District of Texas affirmed the judgment of the District Court in all respects and, on December 15, 2005, that same court denied UCS’s Motion for Rehearing of its affirmance. On January 27, 2006, UCS filed a Petition for Review, asking the Texas Supreme Court to accept an appeal and reverse the judgment. The Registrant believes it has valid defenses with respect to the above matter and should prevail.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
	Total Number of Shares		Average Price Paid per	Total Number of Shares Purchased As Part of the Publicly Announced Common Stock	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase
Period	Purchased		Share (3)	Repurchase Plan (1)	Plan (1)

October 1, 2005 to October 31, 2005	751,259		$43.89	750,000	7,829,400

November 1, 2005 to November 30, 2005	613,149		$46.72	612,700	57,216,700

December 1, 2005 to December 31, 2005	949,900		$46.65	949,900	56,266,800

Total	2,314,308	(2)		2,312,600

(1) In March 2001, the Registrant received the Board of Directors’ approval to repurchase up to 50 million shares of the Registrant’s common stock. In November 2002, the Registrant received the Board of Directors’ approval to repurchase an additional 35 million shares of the Registrant’s common stock. In November 2005, the Registrant received the Board of Directors’ approval to repurchase an additional 50 million shares of the Registrant’s common stock. There is no expiration date for the common stock repurchase plan.

(2) During fiscal 2006, pursuant to the terms of the Registrant’s restricted stock program, the Registrant (i) made repurchases of 449 shares during November 2005 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Registrant instead of cash and (ii) made purchases of 1,259 shares during October 2005 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Registrant.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of the Stockholders was held on November 8, 2005. There were present at the meeting, either in person or by proxy, holders of 488,528,207 shares of common stock. The following nominees were elected to the Company's Board of Directors to hold office for the ensuing year. The votes cast for each nominee were as follows:

Nominee	For	Withheld

Gregory D. Brenneman	481,601,231	6,926,976
Leslie A. Brun	472,789,934	15,738,273
Gary C. Butler	472,474,799	16,053,408
Leon G. Cooperman	475,011,577	13,516,630
R. Glenn Hubbard	481,497,538	7,030,669
John P. Jones	481,653,119	6,875,088
Ann Dibble Jordan	474,994,572	13,533,635
Harvey M. Krueger	459,751,971	28,776,236
Frederic V. Malek	471,948,617	16,579,590
Henry Taub	472,336,028	16,192,179
Arthur F. Weinbach	474,973,702	13,554,505

The results of the voting to ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for the fiscal year that began on July 1, 2005 were as follows:

For	Against	Abstained
482,299,352	2,800,382	3,428,473

Item 6. Exhibits.

Exhibit Number	Exhibit

10.11	Amended and Restated Employees’ Savings-Stock Option Plan (France)

10.13	Amended and Restated Employees’ Savings-Stock Purchase Plan

31.1	Certification by Arthur F. Weinbach pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Karen E. Dykstra pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Arthur F. Weinbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Karen E. Dykstra pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: February 6, 2006	/s/ Karen E. Dykstra Karen E. Dykstra

Chief Financial Officer (Title)