Form 10-Q
period 2006-03-31
AUTOMATIC DATA PROCESSING INC
filed 2006-05-10
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-5397

AUTOMATIC DATA PROCESSING, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1467904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One ADP Boulevard, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock as of April 28, 2006 was 576,374,986.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Statements of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006 (B)	2005	2006 (B)	2005
REVENUES:
Revenues, other than interest on funds held for Employer Services' clients and PEO revenues	$2,074.8	$1,926.3	$5,497.3	$5,093.2
Interest on funds held for Employer Services' clients	166.2	124.5	393.5	300.3
PEO revenues (A)	197.6	164.2	516.9	423.1
TOTAL REVENUES	2,438.6	2,215.0	6,407.7	5,816.6
EXPENSES:
Operating expenses	1,148.5	1,015.5	3,036.3	2,702.0
Selling, general and administrative expenses	517.3	485.5	1,432.5	1,339.6
Systems development and programming costs	146.6	136.5	434.5	399.8
Depreciation and amortization	70.9	69.6	213.5	204.2
Other income, net	(16.1)	(1.3)	(27.5)	(24.2)
TOTAL EXPENSES	1,867.2	1,705.8	5,089.3	4,621.4

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	571.4	509.2	1,318.4	1,195.2
Provision for income taxes	215.9	190.2	499.1	446.6
NET EARNINGS FROM CONTINUING OPERATIONS	$355.5	$319.0	$819.3	$748.6
Earnings from discontinued operations, net of provision for income taxes of $7.6 and $9.4 for the three months ended March 31, 2006 and 2005, respectively, and $15.5 and $23.3 for the nine months ended March 31, 2006 and 2005, respectively	15.1	19.4	31.0	48.1
NET EARNINGS	$370.6	$338.4	$850.3	$796.7

Basic Earnings Per Share from Continuing Operations	$0.62	$0.55	$1.42	$1.28
Basic Earnings Per Share from Discontinued Operations	0.03	0.03	0.05	0.08
BASIC EARNINGS PER SHARE	$0.64	$0.58	$1.47	$1.37
Diluted Earnings Per Share from Continuing Operations	$0.61	$0.54	$1.41	$1.27
Diluted Earnings Per Share from Discontinued Operations	0.03	0.03	0.05	0.08
DILUTED EARNINGS PER SHARE	$0.64	$0.57	$1.46	$1.35
Basic weighted average shares outstanding	577.5	584.0	577.0	583.6
Diluted weighted average shares outstanding	582.8	590.5	582.7	590.5
Dividends per common share	$0.1850	$0.1550	$0.5250	$0.4500

(A)

Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs of $1,957.6 and $1,531.9 for the three months ended March 31, 2006 and 2005, respectively, and $5,167.5 and $4,033.4 for the nine months ended March 31, 2006 and 2005, respectively.

(B)

As a result of the adoption of SFAS No. 123R, “Share-Based Payment,” effective July 1, 2005, incremental stock-based compensation expense relating to our stock option program and employee stock purchase plan of $7.6 and $23.5 is included in operating expenses, $19.8 and $61.9 is included in selling, general and administrative expenses, and $7.8 and $24.4 is included in systems development and programming costs, respectively, as well as a related tax benefit of $9.9 and $30.3 included in the provision for income taxes, which reduced net earnings from continuing operations for the three and nine months ended March 31, 2006, respectively. See Note 6 to the consolidated financial statements for additional information.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31,	June 30,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$1,214.1	$853.6
Short-term marketable securities (includes $40.1 and $204.7 of segregated securities deposited with clearing organizations or segregated for regulatory purposes at March 31, 2006 and June 30, 2005, respectively)	406.7	695.8
Accounts receivable, net	1,241.5	1,121.7
Securities clearing receivables	962.2	965.2
Other current assets	588.6	572.1
Assets of discontinued operations	611.5	661.5
Total current assets	5,024.6	4,869.9

Long-term marketable securities	353.4	447.9
Long-term receivables, net	194.1	186.9
Property, plant and equipment, net	742.8	637.9
Other assets	841.4	813.8
Goodwill	2,466.2	2,185.8
Intangible assets, net	626.6	575.7
Total assets before funds held for clients	10,249.1	9,717.9
Funds held for clients	22,394.1	17,897.5
Total assets	$32,643.2	$27,615.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$174.5	$192.7
Accrued expenses and other current liabilities	1,518.1	1,511.3
Securities clearing payables	761.5	745.2
Income taxes payable	248.7	192.5
Liabilities of discontinued operations	176.6	215.9
Total current liabilities	2,879.4	2,857.6

Long-term debt	74.3	75.7
Other liabilities	344.4	333.4
Deferred income taxes	149.6	242.9
Deferred revenues	535.9	462.7
Total liabilities before client funds obligations	3,983.6	3,972.3
Client funds obligations	22,615.8	17,859.2
Total liabilities	26,599.4	21,831.5

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized 1,000.0 shares; issued 638.7 shares	63.9	63.9
Capital in excess of par value	128.5	—
Deferred compensation	(16.4)	(13.3)
Retained earnings	8,512.9	7,966.0
Treasury stock - at cost: 62.1 and 58.5 shares, respectively	(2,493.8)	(2,246.8)
Accumulated other comprehensive (loss) income	(151.3)	14.1
Total stockholders’ equity	6,043.8	5,783.9
Total liabilities and stockholders’ equity	$32,643.2	$27,615.4

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$850.3	$796.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	213.5	204.2
Deferred income taxes	(25.9)	19.4
Stock-based compensation expense	131.9	10.8
Amortization of premiums and discounts on available-for-sale securities	60.8	93.4
Impairment of assets of discontinued operations business	18.6	—
Other	75.4	53.7
Net change in assets and liabilities of discontinued operations	(11.8)	(3.1)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease (increase) in securities deposited with clearing organizations or segregated in compliance with federal regulations	164.6	(1.7)
Increase in receivables and other assets	(79.2)	(222.2)
Increase in accounts payable, accrued expenses and other liabilities	56.6	196.6
Decrease (increase) in securities clearing receivables	3.0	(178.1)
Increase in securities clearing payables	16.3	46.8
Net cash flows provided by operating activities	1,474.1	1,016.5

Cash Flows from Investing Activities:
Purchases of marketable securities	(4,164.9)	(5,492.2)
Proceeds from the sales and maturities of marketable securities	3,325.6	5,067.5
Net (purchases of) proceeds from client funds securities	(3,787.7)	(9,456.7)
Change in client funds obligations	4,756.6	10,255.3
Capital expenditures	(211.9)	(126.5)
Additions to intangibles	(92.8)	(69.7)
Acquisitions of businesses, net of cash acquired	(335.5)	(346.2)
Proceeds from the sale of businesses	—	17.2
Other	12.9	4.9
Investing activities of discontinued operations	(8.2)	(7.5)
Net cash flows used in investing activities	(505.9)	(153.9)

Cash Flows from Financing Activities:
Payments of debt	(0.5)	(1.0)
Proceeds from issuance of notes	0.4	0.4
Repurchases of common stock	(545.2)	(430.6)
Proceeds from stock purchase plan and exercises of stock options	218.2	141.0
Dividends paid	(286.9)	(254.6)
Financing activities of discontinued operations	12.7	7.6
Net cash flows used in financing activities	(601.3)	(537.2)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	30.8
Net change in cash and cash equivalents	361.8	356.2
Cash and cash equivalents, beginning of period	975.4	713.0
Cash and cash equivalents, end of period	1,337.2	1,069.2
Less cash and cash equivalents of discontinued operations, end of period	123.1	132.9
Cash and cash equivalents of continuing operations, end of period	$1,214.1	$936.3

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2005. The results of operations for the three and nine months ended March 31, 2006 may not be indicative of the results to be expected for the fiscal year ending June 30, 2006.

Note 2. New Accounting Pronouncement

As further discussed in Note 6, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) effective July 1, 2005 using the modified prospective method. The adoption of this standard requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to the Company’s stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.

Note 3. Acquisitions

The Company acquired two businesses during the nine months ended March 31, 2006 for approximately $334.7 million, net of cash acquired. These acquisitions resulted in approximately $288.6 million of goodwill. Intangible assets acquired, which totaled approximately $70.0 million, consisted primarily of software and customer contracts and lists that are being amortized over a weighted average life of 10 years. These acquisitions were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows. The Company also made $0.7 million of contingent payments relating to previously consummated acquisitions.

Note 4. Discontinued Operations

On February 8, 2006, the Company entered into a definitive agreement to sell its Claims Services business to Solera, Inc. for $975 million in cash. The Company completed the sale of its Claims Services business on April 13, 2006. The Claims Services business was a separate operating segment of the Company and was reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of operations of this business as discontinued operations as of March 31, 2006.

On January 20, 2006, the Company completed the sale of its Brokerage Services’ financial print business. The Company has classified the results of operations of this business as discontinued operations. In connection with the plan to dispose of the financial print business, the Company recorded an impairment charge of $18.6 million in order to reflect the assets of this business at fair value during the three months ended December 31, 2005 in accordance with SFAS No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets.” This impairment charge is included in the earnings from discontinued operations on the Consolidated Statements of Earnings.

Operating results of these discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$114.0	$134.0	$366.5	$380.7

Earnings before income taxes	22.7	28.8	46.5	71.4
Provision for income taxes	(7.6)	(9.4)	(15.5)	(23.3)

Net earnings from discontinued operations	$15.1	$19.4	$31.0	$48.1

The following are the major classes of assets and liabilities related to the discontinued operations as of March 31, 2006 and June 30, 2005.

	March 31,	June 30,
	2006	2005
Assets:
Cash	$123.1	$121.8
Accounts receivable, net	71.0	85.5
Property, plant and equipment, net	33.8	46.8
Goodwill	204.3	222.7
Intangible assets, net	152.8	159.0
Deferred tax assets	9.4	10.9
Other assets	17.1	14.8

Total	$611.5	$661.5

Liabilities:
Accounts payable	$12.8	$31.4
Accrued expenses	93.6	104.3
Income taxes payable	14.7	22.9
Deferred tax liabilities	46.2	48.1
Other liabilities	9.3	9.2

Total	$176.6	$215.9

Note 5. Earnings Per Share (“EPS”)

	For the three months ended March 31,
	2006			2005
	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations

Basic	$355.5	577.5	$0.62	$319.0	584.0	$0.55
Effect of zero coupon subordinated notes	0.2	1.1		0.3	1.2
Effect of stock options	—	4.2		—	5.3
Diluted	$355.7	582.8	$0.61	$319.3	590.5	$0.54

	For the nine months ended March 31,
	2006			2005
	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations

Basic	$819.3	577.0	$1.42	$748.6	583.6	$1.28
Effect of zero coupon subordinated notes	0.8	1.2		0.8	1.2
Effect of stock options	—	4.5		—	5.7
Diluted	$820.1	582.7	$1.41	$749.4	590.5	$1.27

Options to purchase 35.8 million and 35.0 million shares of common stock for the three months ended March 31, 2006 and 2005, respectively, and 28.4 million and 35.0 million shares of common stock for the nine months ended March 31, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive for each period.

Note 6. Fair Value Accounting for Stock-Based Compensation

As noted in Note 2, effective July 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. SFAS No. 123R requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), will be recognized in net earnings in the periods after the date of adoption. Stock-based compensation primarily consists of the following:

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

•

Employee Stock Purchase Plan. Prior to November 2005, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at 85% of the lower of market value as of the date the purchase price for an offering was determined or as of the end of such offering. In November 2005, the Company revised the employee stock purchase plan offering beginning on January 1, 2006, whereby eligible employees can purchase shares of common stock at 85% of the market value at the date the purchase price for the offering is determined. Compensation expense for the employee stock purchase plan is recognized over the vesting period of 24 months on a straight-line basis.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $41.9 million and $3.2 million was recognized in earnings from continuing operations for the three months ended March 31, 2006 and 2005, respectively, as well as related tax benefits of $12.5 million and $1.2 million, respectively. Stock-based compensation expense of $125.7 million and $10.4 million was recognized in earnings from continuing operations for the nine months ended March 31, 2006 and 2005, respectively, as well as related tax benefits of $36.4 million and $4.1 million, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Operating expenses	$7.6	$—	$23.5	$—
Selling, general and administrative expenses	26.5	3.2	77.8	10.4
System development and programming costs	7.8	—	24.4	—
Total pre-tax stock-based compensation expense included in continuing operations	$41.9	$3.2	$125.7	$10.4
Total pre-tax stock-based compensation expense included in discontinued operations	1.7	0.2	6.3	0.4
Total pre-tax stock-based compensation expense	$43.6	$3.4	$132.0	$10.8

The total pre-tax stock-based compensation expense included in continuing operations includes expenses related to restricted stock awards of $6.7 million and $3.2 million within selling, general and administrative expenses for the three months ended March 31, 2006 and 2005, respectively, and $15.9 million and $10.4 million within selling, general and administrative expenses for the nine months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $186.3 million, $29.0 million and $31.8 million respectively, which will be amortized over the weighted-average remaining requisite service period of 1.3 years, 0.5 years and 1.3 years, respectively.

 A summary of changes in the stock option plans for the nine months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)	(in dollars)	(in years)	(in millions)

Options outstanding at July 1, 2005	70,395	$42
Options granted	9,173	$44
Options exercised	(5,348)	$31
Options canceled	(3,329)	$46

Options outstanding at March 31, 2006	70,891	$43	6.4	$261.0

Approximately 37.9 million options are exercisable at March 31, 2006 with a weighted average exercise price of $44. The total intrinsic value of options exercised during the nine months ended March 31, 2006 was $77.1 million. At March 31, 2006, the Company has 12.3 million shares available for future stock option grants.

During the three months ended March 31, 2006, the Company issued 2.6 million shares in connection with the employee stock purchase plan offering that vested on December 31, 2005. The Company expects to issue approximately 2.6 million and 2.7 million shares for the employee stock purchase plan offerings that vest on December 31, 2006 and 2007, respectively. The Company issued 436 thousand shares of restricted stock during the nine months ended March 31, 2006.

The following table illustrates the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for periods prior to adoption of SFAS No. 123R.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005
Net earnings from continuing operations, as reported	$319.0	$748.6
Add: Stock-based employee compensation expense included in reported net earnings from continuing operations, net of related tax effects	2.0	6.3
Deduct: Total stock-based employee compensation expense determined using the fair value-based method for all awards, net of related tax effects	(30.7)	(100.5)

Pro forma net earnings from continuing operations	$290.3	$654.4

Earnings per share from continuing operations:
Basic – as reported	$0.55	$1.28
Basic – pro forma	$0.50	$1.12

Diluted – as reported	$0.54	$1.27
Diluted – pro forma	$0.49	$1.11

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

The following assumptions were used to determine the fair values estimated at the date of grant of stock options granted and the employee stock purchase plan offered during the nine months ended March 31, 2006:

Risk-free interest rate	4.03% — 4.56%
Dividend yield	1.44% — 1.68%
Weighted average volatility factor	17.13% — 24.68%
Weighted average expected life (in years):
Stock options	5.50 — 5.64
Stock purchase plan	2.00
Weighted average fair value (in dollars):
Stock options	$10.89
Stock purchase plan	$9.76

Note 7. Other Income, net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Interest income on corporate funds	$(23.9)	$(15.2)	$(95.6)	$(66.2)
Interest expense	7.0	3.6	51.3	22.5
Realized gains on available-for-sale securities	(0.2)	(0.8)	(0.8)	(9.5)
Realized losses on available-for-sale securities	1.0	11.1	17.6	29.0

Other income, net	$(16.1)	$(1.3)	$(27.5)	$(24.2)

Proceeds from sales and maturities of marketable securities were $741.2 million and $1,491.2 million for the three months ended March 31, 2006 and 2005, respectively, and $3,325.6 million and $5,067.5 million for the nine months ended March 31, 2006 and 2005, respectively.

Note 8. Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net earnings	$370.6	$338.4	$850.3	$796.7
Other comprehensive income (loss):
Foreign currency translation adjustments	15.0	(8.2)	(1.4)	121.4
Unrealized net loss on available-for-sale securities, net of tax	(54.5)	(89.0)	(164.0)	(87.8)
Comprehensive income	$331.1	$241.2	$684.9	$830.3

Note 9. Interim Financial Data by Segment

Employer Services, Brokerage Services, Dealer Services, and Securities Clearing and Outsourcing Services are the Company’s reportable segments. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company’s adoption of SFAS No. 123R effective July 1, 2005.

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Employer Services	$1,652.1	$1,510.5	$4,324.1	$3,951.2
Brokerage Services	482.9	455.1	1,203.8	1,106.9
Dealer Services	300.4	249.2	824.3	735.3
Securities Clearing and Outsourcing Services	20.6	21.8	58.1	37.2
Other	(11.3)	(0.2)	32.3	61.7
Reconciling items:
Foreign exchange	7.3	17.8	14.9	22.4
Client fund interest	(13.4)	(39.2)	(49.8)	(98.1)
Total	$2,438.6	$2,215.0	$6,407.7	$5,816.6

	Earnings From Continuing Operations Before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Employer Services	$502.9	$452.9	$1,083.8	$958.1
Brokerage Services	64.3	71.6	171.2	163.6
Dealer Services	38.0	38.0	119.4	112.7
Securities Clearing and Outsourcing Services	(6.6)	(9.3)	(26.0)	(14.5)
Other	(54.3)	(40.6)	(93.3)	(30.9)
Reconciling items:
Foreign exchange	3.5	3.5	6.5	4.8
Client fund interest	(13.4)	(39.2)	(49.8)	(98.1)
Cost of capital charge	37.0	32.3	106.6	99.5
Total	$571.4	$509.2	$1,318.4	$1,195.2

Note 10. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2006 and June 30, 2005 are as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$10,716.0	—	—	$10,716.0
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	40.1	—	—	40.1
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,823.6	7.7	(135.6)	6,695.7
Asset backed securities	2,101.8	1.5	(31.9)	2,071.4
Corporate bonds	3,153.3	0.6	(60.7)	3,093.2
Canadian government obligations and Canadian government agency obligations	893.4	7.6	(5.2)	895.8
Other debt securities	870.2	0.8	(14.9)	856.1

Total available-for-sale securities	13,842.3	18.2	(248.3)	13,612.2

Total corporate investments and funds held for clients	$24,598.4	$18.2	$(248.3)	$24,368.3

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$6,688.6	—	—	$6,688.6
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	204.7	—	—	204.7
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,573.3	48.2	(30.3)	6,591.2
Asset backed securities	1,815.2	8.6	(11.3)	1,812.5
Corporate bonds	2,684.8	8.7	(15.3)	2,678.2
Canadian government obligations and Canadian government agency obligations	894.3	20.5	(0.3)	914.5
Other debt securities	999.5	8.5	(3.8)	1,004.2
Other equity securities	1.5	—	(0.6)	0.9

Total available-for-sale securities	12,968.6	94.5	(61.6)	13,001.5

Total corporate investments and funds held for clients	$19,861.9	$94.5	$(61.6)	$19,894.8

Classification of investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2006	2005

Corporate investments:
Cash and cash equivalents	$1,214.1	$853.6
Short-term marketable securities	406.7	695.8
Long-term marketable securities	353.4	447.9

Total corporate investments	1,974.2	1,997.3
Funds held for clients	22,394.1	17,897.5

Total corporate investments and funds held for clients	$24,368.3	$19,894.8

The Company’s trading securities include $40.1 million and $27.9 million at March 31, 2006 and June 30, 2005, respectively, that have been pledged as collateral to exchanges and clearinghouses. Additionally, $176.8 million of trading securities at June 30, 2005 were segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements.

The Company believes that the available-for-sale securities that have fair values that are below cost are not other-than-temporarily impaired since it is probable that principal and interest will be collected in accordance with the applicable contractual terms and the Company has the ability to hold the available-for-sale securities until maturity.

At March 31, 2006, approximately 95% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service.

Expected maturities of available-for-sale securities at March 31, 2006 are as follows:

Due in one year or less	$2,933.0
Due after one year to two years	2,773.1
Due after two years to three years	2,759.3
Due after three years to four years	2,722.9
Due after four years to ten years	2,423.9

Total available-for-sale securities	$13,612.2

Note 11. Securities Clearing and Outsourcing Services

Securities clearing receivables and payables consist of the following:

	March 31,	June 30,
	2006	2005
Receivables:
Clearing customers	$511.9	$473.3
Securities borrowed	183.3	122.3
Broker-dealers and other	55.8	148.1
Clearing organizations	34.3	87.0
Securities failed to deliver	176.9	134.5

Total	$962.2	$965.2

Payables:
Clearing customers	$513.0	$454.2
Securities loaned	21.8	117.3
Broker-dealers and other	89.1	114.5
Securities failed to receive	137.6	59.2

Total	$761.5	$745.2

As of March 31, 2006, the Company had received collateral in connection with securities borrowed, customer margin loans and broker-dealer accounts, with a market value of approximately $1,814.8 million, which it can sell, repledge or use in securities clearance activities. Of this amount, approximately $413.9 million had been pledged as of March 31, 2006 in connection with securities loaned, deposits with clearing organizations and securities clearance activities.

The Securities Clearing and Outsourcing Services segment is comprised of one subsidiary, which is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At March 31, 2006, the net capital of such subsidiary was $220.8 million, exceeding the net capital requirements by $204.9 million. This subsidiary has secured unlimited Securities Investor Protection Corporation (“SIPC”) insurance coverage for its customers. Under the terms of the unlimited excess SIPC insurance coverage, this subsidiary is required to maintain net capital of $200.0 million.

Note 12. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2006 are as follows:

	Employer Services	Brokerage Services	Dealer Services	Securities Clearing and Outsourcing Services	Total

Balance as of June 30, 2005	$1,334.0	$368.1	$354.6	$129.1	$2,185.8
Additions/Adjustments	2.2	—	289.7	(3.3)	288.6
Cumulative translation adjustments	(8.2)	(0.5)	0.5	—	(8.2)

Balance as of March 31, 2006	$1,328.0	$367.6	$644.8	$125.8	$2,466.2

Components of intangible assets, net are as follows:

	March 31,	June 30,
	2006	2005
Intangible assets:
Software and software licenses	$813.7	$752.5
Customer contracts and lists	604.9	539.6
Other intangibles	334.4	315.4
	1,753.0	1,607.5
Less: Accumulated amortization	(1,126.4)	(1,031.8)
Intangible assets, net	$626.6	$575.7

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 12 years for customer contracts and lists, and 9 years for other intangibles). Amortization of intangibles recorded within depreciation and amortization on the Consolidated Statements of Earnings totaled $30.4 million and $34.6 million for the three months ended March 31, 2006 and 2005, respectively, and totaled $95.7 million and $99.3 million for the nine months ended March 31, 2006 and 2005, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining three months of fiscal 2006 and the succeeding five fiscal years are as follows:

Amount
2006	$38.5
2007	$138.2
2008	$111.8
2009	$65.3
2010	$49.9
2011	$37.1

Note 13. Short-term Financing

In June 2005, the Company entered into a $1.25 billion, 364-day credit agreement and a $1.5 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.0 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $2.25 billion, 364-day facility, which terminated on June 29, 2005. The $1.25 billion and $1.5 billion agreements mature in June 2006 and June 2010, respectively. The Company also has a $2.25 billion credit facility that matures in June 2009. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2006 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime 1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At March 31, 2006 and 2005, there was no commercial paper outstanding. For the three months ended March 31, 2006 and 2005, the Company had average borrowings of $0.4 billion and $0.3 billion, respectively, at a weighted average interest rate of 4.4% and 2.3%, respectively. For the nine months ended March 31, 2006 and 2005, the Company had average borrowings of $1.4 billion and $1.1 billion, respectively, at a weighted average interest rate of 3.8% and 1.8%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2006 and 2005 was less than two days for each period.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2006 and 2005, there were no outstanding obligations under repurchase agreements. For the three months ended March 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $83.8 million and $152.2 million, respectively, at a weighted average interest rate of 3.4% and 2.1%, respectively. For the nine months ended March 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $169.6 million and $313.8 million, respectively, at a weighted average interest rate of 3.2% and 1.7%, respectively.

During the nine months ended March 31, 2006, the Company borrowed $200.1 million from a financial institution on a short-term basis in connection with one of its acquisitions. The Company repaid the short-term borrowing in full as of December 29, 2005.

Note 14. Foreign Currency Risk Management Programs

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the consolidated balance sheet with changes in the fair value of the derivatives recognized in either net earnings from continuing operations or accumulated other comprehensive (loss) income, depending on the timing and designated purpose of the derivative, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As of March 31, 2006, the Company had an outstanding foreign exchange forward contract to hedge against foreign exchange fluctuations on a Canadian dollar-denominated short-term intercompany loan. This forward contract does not qualify for foreign currency fair value hedge accounting treatment in accordance with SFAS No. 133 and, therefore, is recorded at fair value with any gains or losses recognized in current period earnings. The fair value of the forward contract of $2.9 million reflects the present value of the contract at March 31, 2006 and is included within other current assets on the Consolidated Balance Sheet at March 31, 2006. The Company recorded foreign exchange net gains of $1.2 million and $2.9 million for the three and nine months ended March 31, 2006, respectively, which offset the foreign exchange net losses of $0.9 million and $2.6 million for the three and nine months ended March 31, 2006, respectively, recorded on the re-measurement of the Company’s Canadian dollar-denominated short-term intercompany loan. Both the Company’s foreign exchange forward contract and Canadian dollar-denominated short-term intercompany loan subsequently matured in April 2006. The cash flows from the Company’s derivative contract are reflected as operating activities in the Consolidated Statements of Cash Flows. The Company does not hold any derivative instruments for trading purposes.

Note 15. Pension Plans

The components of net pension expense included in continuing operations were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost– benefits earned during the period	$7.9	$7.4	$23.7	$22.1
Interest cost on projected benefits	9.9	9.4	29.6	28.3
Expected return on plan assets	(14.0)	(13.1)	(41.9)	(39.1)
Net amortization and deferral	4.8	2.8	14.4	8.3
Net pension expense	$8.6	$6.5	$25.8	$19.6

The minimum required contribution to the Company’s pension plans within continuing operations is approximately $2.4 million in fiscal 2006. For the nine months ended March 31, 2006, the Company made $1.8 million in contributions to the pension plans, and the Company expects to contribute approximately $0.6 million during the fourth quarter of fiscal 2006.

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

The Company is a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. The Company’s maximum potential liability under these arrangements cannot be quantified. However, the Company believes that it is unlikely that the Company will be required to make payments under these arrangements. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

Note 17. Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA creates a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of the fiscal year ending June 30, 2006.  In order to benefit from this incentive, the Company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan which must be approved by the Chief Executive Officer and Board of Directors.  As of March 31, 2006, the Company was still evaluating the effects of the repatriation provision.  In connection with the sale of the Claims Services Business on April 13, 2006 and receipt of the related proceeds, the Company concluded it will elect to apply the provisions of the AJCA to qualifying earnings repatriations in fiscal 2006.  The amount expected to be repatriated is approximately $250 million.  The related income tax associated with the repatriation is expected to be approximately $10 million and will be recorded in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report to Stockholders for the fiscal year ended June 30, 2005 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	March 31,
	2006 – As Reported	2005 – As Reported	2005 – As Adjusted	2006 vs 2005 - As Reported Change	2006 vs 2005 - As Adjusted Change

Total revenues	$2,438.6	$2,215.0	$2,215.0	10%	10%

Operating expenses	1,148.5	1,015.5	1,025.0
Selling, general and administrative expenses	517.3	485.5	505.7
Systems development and programming costs	146.6	136.5	146.6
Depreciation and amortization	70.9	69.6	69.6
Other income,net	(16.1)	(1.3)	(1.3)
Total expenses	$1,867.2	$1,705.8	$1,745.6	9%	7%

Earnings from continuing operations before income taxes	$571.4	$509.2	$469.4	12%	22%
Margin	23%	23%	21%

Provision for income taxes	$215.9	$190.2	$179.1	14%	21%
Effective tax rate	37.8%	37.4%	38.2%

Net earnings from continuing operations	$355.5	$319.0	$290.3	11%	22%

Diluted earnings per share from continuing operations	$0.61	$0.54	$0.49	13%	24%

	Nine Months Ended
	March 31,
	2006 - As Reported	2005 – As Reported	2005 – As Adjusted	2006 vs 2005 - As Reported Change	2006 vs 2005 - As Adjusted Change

Total revenues	$6,407.7	$5,816.6	$5,816.6	10%	10%

Operating expenses	3,036.3	2,702.0	2,731.8
Selling, general and administrative expenses	1,432.5	1,339.6	1,408.9
Systems development and programming costs	434.5	399.8	431.6
Depreciation and amortization	213.5	204.2	204.2
Other income,net	(27.5)	(24.2)	(24.2)
Total expenses	$5,089.3	$4,621.4	$4,752.3	10%	7%

Earnings from continuing operations before income taxes	$1,318.4	$1,195.2	$1,064.3	10%	24%
Margin	21%	21%	18%

Provision for income taxes	$499.1	$446.6	$409.9	12%	22%
Effective tax rate	37.9%	37.4%	38.5%

Net earnings from continuing operations	$819.3	$748.6	$654.4	9%	25%

Diluted earnings per share from continuing operations	$1.41	$1.27	$1.11	11%	27%

Comparisons between the results of operations for the three and nine months ended March 31, 2006 and 2005 are affected by the impact of our adoption, using the modified prospective method, of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005. The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements. Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to our stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. The following table summarizes the stock-based compensation expense related to our stock option program, the employee stock purchase plan and restricted stock program, which has been recorded in earnings from continuing operations in each respective period:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Operating expenses	$7.6	$—	$23.5	$—
Selling, general and administrative expenses	26.5	3.2	77.8	10.4
Systems development and programming costs	7.8	—	24.4	—
Total stock-based compensation expense reported in net earnings from continuing operations	$41.9	$3.2	$125.7	$10.4
Income tax benefit on stock-based compensation expense reported in net earnings from continuing operations	$(12.5)	$(1.2)	$(36.4)	$(4.1)

In order to provide a comparable basis between the results of operations for the three and nine months ended March 31, 2006 and 2005, we have provided pro forma information, reflected under the heading “2005 – As Adjusted”, for the three and nine months ended March 31, 2005 as if stock-based compensation expense related to our stock option program and employee stock purchase plan had been expensed. The “2005 – As Adjusted” amounts includes the following pro forma stock-based compensation expense related to our stock option program and employee stock purchase plan, which are based on the pro forma amounts disclosed in Note 6 to the consolidated financial statements included with this Quarterly Report on Form 10-Q:

Three Months Ended	Nine Months Ended
March 31, 2005	March 31, 2005
Operating expenses	$9.5	$29.8
Selling, general and administrative expenses	20.2	69.3
Systems development and programming costs	10.1	31.8

Total pro forma stock-based compensation expense	$39.8	$130.9

Pro forma income tax benefit on stock-based compensation expense	$(11.1)	$(36.7)

The adoption of SFAS No. 123R impacted the comparability of our results of operations for the three and nine months ended March 31, 2006 and 2005. We believe the inclusion of the “2005 – As Adjusted” amounts provides a useful additional perspective to compare the results of operations for the three and nine months ended March 31, 2006 and 2005 as a result of our adoption of SFAS No. 123R. We use both generally accepted accounting principles (GAAP) and non-GAAP measures to manage and evaluate the Company’s performance and consider it appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. However, these measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with GAAP.

Total Revenues

Our consolidated revenues for the three months ended March 31, 2006 grew 10%, to $2,438.6 million, primarily due to increases in Employer Services of 9%, or $141.6 million, to $1,652.1 million, Brokerage Services of 6%, or $27.8 million, to $482.9 million and Dealer Services of 21%, or $51.2 million, to $300.4 million. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 8% in the three months ended March 31, 2006 as compared to the prior year. Revenue growth was negatively impacted by $13.4 million, or 0.6%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended March 31, 2006 include interest on funds held for Employer Services’ clients of $166.2 million as compared to $124.5 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 10% in our average client funds balances to $16.3 billion, as well as the increase in the interest rates during the quarter. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $13.4 million and $39.2 million in the three months ended March 31, 2006 and 2005, respectively, to eliminate this allocation in consolidation.

Our consolidated revenues for the nine months ended March 31, 2006 grew 10% to $6,407.7 million primarily due to increases in Employer Services of 9%, or $372.9 million, to $4,324.1 million, Brokerage Services of 9%, or $96.9 million, to $1,203.8 million, Dealer Services of 12%, or $89.0 million, to $824.3 million, as well as $58.1 million from the Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 9% in the nine months ended March 31, 2006 as compared to the prior year. Revenue growth was negatively impacted by $10.0 million, or 0.2%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the nine months ended March 31, 2006 include interest on funds held for Employer Services’ clients of $393.5 million as compared to $300.3 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 11% in our average client funds balances to $13.2 billion, as well as the increase in interest rates during the nine months ended March 31, 2006. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $49.8 million and $98.1 million in the nine months ended March 31, 2006 and 2005, respectively, to eliminate this allocation in consolidation.

Total Expenses, As Reported

Our consolidated expenses for the three months ended March 31, 2006 increased by $161.4 million, to $1,867.2 million, from $1,705.8 million, as reported, for the three months ended March 31, 2005. Our consolidated expenses for the nine months ended March 31, 2006 increased by $467.9 million, to $5,089.3 million, from $4,621.4 million, as reported, for the nine months ended March 31, 2005. The increase in our consolidated expenses is primarily due to the inclusion of stock-based compensation expenses in our results of operations as of July 1, 2005 associated with the adoption of SFAS No. 123R, as discussed above, as well as the increase in our revenues. Total stock-based compensation expense included in continuing operations increased $38.7 million, to $41.9 million, for the three months ended March 31, 2006, from $3.2 million, as reported, for the three months ended March 31, 2005 and increased $115.3 million, to $125.7 million, for the nine months ended March 31, 2006, from $10.4 million, as reported, for the nine months ended March 31, 2005, due to the recording of expenses within our results of operations for our stock option program and employee stock purchase plan. Consolidated expenses for the three and nine months ended March 31, 2006 decreased by $14.5 million, or 1%, and $13.6 million, or 0.3%, respectively, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $133.0 million, or 13%, for the three months ended March 31, 2006 and by $334.3 million, or 12%, for the nine months ended March 31, 2006, primarily due to the increase in revenues, including the increases in the Professional Employer Organization (“PEO”) business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $336.9 million and $298.1 million for the three months ended March 31, 2006 and 2005, respectively, and $797.1 million and $686.2 million for the nine months ended March 31, 2006 and 2005, respectively. Selling, general and administrative expenses increased by $31.8 million, to $517.3 million, and by $92.9 million, to $1,432.5 million, for the three and nine months ended March 31, 2006, respectively, primarily attributable to the increase in stock-based compensation expense of $23.3 million and $67.4 million for the three and nine months ended March 31, 2006, respectively, and higher compensation costs associated with increased sales personnel headcount. Systems development and programming costs increased by $10.1 million, to $146.6 million, and by $34.7 million, to $434.5 million, for the three and nine months ended March 31, 2006, respectively, primarily due to stock-based compensation expense related to the adoption of SFAS No. 123R of $7.8 million and $24.4 million for the three and nine months ended March 31, 2006, respectively. In addition, other income, net, increased $14.8 million for the three months ended March 31, 2006 primarily due to the increase in interest income on corporate funds of $8.7 million as a result of higher interest rates and a reduction in the net realized losses on available-for-sale securities of $9.5 million. Other income, net, increased $3.3 million for the nine months ended March 31, 2006 primarily due to the increase in interest income on corporate funds of $29.4 million and a reduction in the net realized losses on available-for-sale securities of $2.7 million, which was offset by the increase in interest expense of $28.8 million primarily as a result of higher interest rates.

Total Expenses, As Adjusted

Our consolidated expenses for the three months ended March 31, 2006 increased by $121.6 million, to $1,867.2 million, from $1,745.6 million, as adjusted, for the three months ended March 31, 2005. Our consolidated expenses for the nine months ended March 31, 2006 increased by $337.0 million, to $5,089.3 million, from $4,752.3 million, as adjusted, for the nine months ended March 31, 2005. Total stock-based compensation expense included in continuing operations decreased $1.1 million, to $41.9 million, for the three months ended March 31, 2006, from $43.0 million, as adjusted, for the three months ended March 31, 2005. Total stock-based compensation expense included in continuing operations decreased $15.6 million, to $125.7 million, for the nine months ended March 31, 2006, from $141.3 million, as adjusted, for the nine months ended March 31, 2005. These decreases were primarily driven by the reduction in the number of stock options granted to associates, which began in fiscal 2005. Consolidated expenses for the three and nine months ended March 31, 2006 decreased by $14.5 million, or 1%, and $13.6 million, or 0.3%, respectively, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $123.5 million, or 12%, and by $304.5 million, or 11%, for the three and nine months ended March 31, 2006, respectively, primarily due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $336.9 million and $298.1 million for the three months ended March 31, 2006 and 2005, respectively, and $797.1 million and $686.2 million for the nine months ended March 31, 2006 and 2005, respectively. Selling, general and administrative expenses increased by $11.6 million, to $517.3 million, and by $23.6 million, to $1,432.5 million, for the three and nine months ended March 31, 2006, respectively, primarily due to higher compensation costs associated with increased headcount. In addition, other income, net, increased $14.8 million for the three months ended March 31, 2006 primarily due to the increase in interest income on corporate funds of $8.7 million as a result of higher interest rates and a reduction in the net realized losses on available-for-sale securities of $9.5 million. Other income, net, increased $3.3 million for the nine months ended March 31, 2006 primarily due to the increase in interest income on corporate funds of $29.4 million and a reduction in the net realized losses on available-for-sale securities of $2.7 million, which was offset by the increase in interest expense of $28.8 million primarily as a result of higher interest rates.

Earnings From Continuing Operations Before Income Taxes, As Reported

Earnings from continuing operations before income taxes increased by $62.2 million, or 12%, from $509.2 million, as reported, for the three months ended March 31, 2005 to $571.4 million for the three months ended March 31, 2006 and increased by $123.2 million, or 10%, from $1,195.2 million, as reported, for the nine months ended March 31, 2005 to $1,318.4 million for the nine months ended March 31, 2006 due to the increase in revenues and expenses discussed above. Overall margin remained flat at 23% for the three months ended March 31, 2006 and was 21% for the nine months ended March 31, 2006 primarily due to the leveraging of our increasing revenues, which resulted in improved margins for our services offset, in part, by the recording of stock-based compensation expense associated with our stock option program and employee stock purchase plan for the three and nine months ended March 31, 2006.

Earnings From Continuing Operations Before Income Taxes, As Adjusted

Earnings from continuing operations before income taxes increased by $102.0 million, or 22%, from $469.4 million, as adjusted, for the three months ended March 31, 2005 to $571.4 million for the three months ended March 31, 2006 and increased by $254.1 million, or 24%, from $1,064.3 million, as adjusted, for the nine months ended March 31, 2005 to $1,318.4 million for the nine months ended March 31, 2006 due to the increase in revenues and expenses discussed above. Overall margin improved from 21% to 23% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, as adjusted, and from 18% to 21% for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005, as adjusted, primarily due to the leveraging of our increasing revenues, which resulted in improved margins for our services. Earnings from continuing operations before income taxes for the nine months ended March 31, 2006 was also favorably impacted by the decrease in total stock-based compensation expense primarily due to the reduction in the number of stock options granted to associates.

Provision for Income Taxes, As Reported

Our effective tax rate for the three and nine months ended March 31, 2006 was 37.8% and 37.9%, respectively, as compared to 37.4%, as reported, for both comparable periods in the prior year. The increase in the effective tax rate is primarily attributable to the expensing of stock-based compensation, as certain components of our stock-based compensation programs are non-deductible, resulting in a higher effective tax rate. This increase in the effective tax rate was partially offset by a favorable mix in income among tax jurisdictions.

Provision for Income Taxes, As Adjusted

Our effective tax rate was 37.8% as compared to 38.2%, as adjusted, for the three months ended March 31, 2006 and 2005, respectively, and 37.9% as compared to 38.5%, as adjusted, for the nine months ended March 31, 2006 and 2005, respectively. Certain components of our stock-based compensation programs are non-deductible, which results in a higher effective tax rate. For the three and nine months ended March 31, 2006, our non-deductible stock-based compensation expense decreased and our overall earnings from continuing operations before income taxes increased, both of which contributed to a lower effective tax rate for the three and nine months ended March 31, 2006 as compared to the three and nine months ended March 31, 2005, as adjusted. In addition, the decrease in the effective tax rate was partially due to a favorable mix in income among tax jurisdictions.

Net Earnings From Continuing Operations and Diluted Earnings Per Share From Continuing Operations, As Reported

Net earnings from continuing operations increased 11%, to $355.5 million, for the three months ended March 31, 2006, from $319.0 million, as reported, for the three months ended March 31, 2005 and the related diluted earnings per share from continuing operations increased 13%, to $0.61, for the three months ended March 31, 2006. Net earnings from continuing operations increased 9%, to $819.3 million, for the nine months ended March 31, 2006, from $748.6 million, as reported, for the nine months ended March 31, 2005 and the related diluted earnings per share from continuing operations increased 11%, to $1.41, for the nine months ended March 31, 2006. The increase in net earnings from continuing operations for the three and nine months ended March 31, 2006 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues being offset by expenses, including the additional expense associated with stock-based compensation, and a higher effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three and nine months ended March 31, 2006 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 4.7 million shares and 12.0 million shares during the three and nine months ended March 31, 2006, respectively, and the repurchase of 14.1 million shares in fiscal 2005.

Net Earnings From Continuing Operations and Diluted Earnings Per Share From Continuing Operations, As Adjusted

Net earnings from continuing operations increased 22%, to $355.5 million, for the three months ended March 31, 2006, from $290.3 million, as adjusted, for the three months ended March 31, 2005. Diluted earnings per share from continuing operations increased 24%, to $0.61, for the three months ended March 31, 2006, from $0.49, as adjusted, for the three months ended March 31, 2005. Net earnings from continuing operations increased 25%, to $819.3 million, for the nine months ended March 31, 2006, from $654.4 million, as adjusted, for the nine months ended March 31, 2005. Diluted earnings per share from continuing operations increased 27%, to $1.41, for the nine months ended March 31, 2006, from $1.11, as adjusted, for the nine months ended March 31, 2005. The increase in net earnings from continuing operations for the three and nine months ended March 31, 2006 reflects the increase in earnings from continuing operations before income taxes as a result of our higher revenues, improved margin and lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three and nine months ended March 31, 2006 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 4.7 million shares and 12.0 million shares during the three and nine months ended March 31, 2006, respectively, and the repurchase of 14.1 million shares in fiscal 2005.

Analysis of Reportable Segments

Analysis of Reportable Segments

Revenues
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2006	2005	Change	2006	2005	Change

Employer Services	$1,652.1	$1,510.5	9%	$4,324.1	$3,951.2	9%
Brokerage Services	482.9	455.1	6%	1,203.8	1,106.9	9%
Dealer Services	300.4	249.2	21%	824.3	735.3	12%
Securities Clearing and Outsourcing Services	20.6	21.8	-5%	58.1	37.2	56%
Other	(11.3)	(0.2)	-100 +%	32.3	61.7	-47%
Reconciling items:
Foreign exchange	7.3	17.8		14.9	22.4
Client fund interest	(13.4)	(39.2)		(49.8)	(98.1)
Total revenues	$2,438.6	$2,215.0	10%	$6,407.7	$5,816.6	10%

Earnings From Continuing Operations Before Income Taxes
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2006	2005	Change	2006	2005	Change

Employer Services	$502.9	$452.9	11%	$1,083.8	$958.1	13%
Brokerage Services	64.3	71.6	-10%	171.2	163.6	5%
Dealer Services	38.0	38.0	0%	119.4	112.7	6%
Securities Clearing and Outsourcing Services	(6.6)	(9.3)	29%	(26.0)	(14.5)	-79%
Other	(54.3)	(40.6)	-34%	(93.3)	(30.9)	-100 +%
Reconciling items:
Foreign exchange	3.5	3.5		6.5	4.8
Client fund interest	(13.4)	(39.2)		(49.8)	(98.1)
Cost of capital charge	37.0	32.3		106.6	99.5
Total earnings from continuing operations before income taxes	$571.4	$509.2	12%	$1,318.4	$1,195.2	10%

Employer Services

Revenues

Employer Services’ revenues increased 9% for both the three and nine months ended March 31, 2006, respectively, primarily due to new business started in the period, an increase in the number of employees on our clients’ payrolls, strong client retention, price increases and an increase in client funds balances. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 10% for both the three and nine months ended March 31, 2006. New business sales, which represent the annualized recurring revenues anticipated from sales orders to new and existing clients, grew 8% and 9% in the United States for the three and nine months ended March 31, 2006, respectively, and 10% and 8% worldwide for the three and nine months ended March 31, 2006, respectively, due to the increased growth in the salesforce and productivity. The number of employees on our clients’ payrolls, “pays per control,” increased 2.7% and 2.3% for the three and nine months ended March 31, 2006, respectively, in the United States. This employment metric represents over 125 thousand payrolls of small to very large businesses and reflects a broad range of U.S. geographies. Our client retention in the United States improved by 0.5 percentage points and by 0.2 percentage points for the three and nine months ended March 31, 2006, respectively, and remained at record high levels.

Interest income was credited to Employer Services at a standard rate of 4.5% so the results of the business were not influenced by changes in interest rates. Interest income increased by $15.9 million and $44.9 million for the three and nine months ended March 31, 2006, respectively, which accounted for approximately 1% growth in Employer Services’ revenues for both periods due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base as compared to the prior year. The average client funds balances were $16.3 billion as compared to $14.8 billion for the three months ended March 31, 2006 and 2005, respectively, and $13.2 billion as compared to $11.9 billion for the nine months ended March 31, 2006 and 2005, respectively, representing an increase of 10% and 11% for the three and nine months ended March 31, 2006, respectively.

Revenues from our “beyond payroll” products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 20%, to $197.6 million, and 22%, to $516.9 million, for the three and nine months ended March 31, 2006, respectively, primarily due to 17% growth in the number of PEO worksite employees from March 31, 2005 to March 31, 2006 and additional pass-through benefits. In addition, “beyond payroll” revenues grew due to a 22% and 21% increase for the three and nine months ended March 31, 2006, respectively, in revenues from our Time and Labor Management Services, as a result of increases in the number of clients utilizing this service.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes increased 11%, from $452.9 million to $502.9 million, for the three months ended March 31, 2006 and 13%, from $958.1 million to $1,083.8 million, for the nine months ended March 31, 2006, primarily due to the increase in revenues. Earnings from continuing operations before income taxes for the three and nine months ended March 31, 2006 grew at a faster rate than revenues primarily due to the improvement in margins of our products from the leveraging of our expense structure with the increased revenues offset, in part, by the additional personnel expenses resulting from the increase in salesforce and implementation personnel. In addition, expenses for the three and nine months ended March 31, 2006 have increased due to start-up expenses relating to GlobalView (SM), our HR outsourcing offering for multi-national organizations based on SAP’s industry-leading HR business solutions. Our operating expenses increased comparably with our revenue growth for the three and nine months ended March 31, 2006 due to increases in our PEO business, which includes pass-through costs associated with the services. Our PEO revenues and pass-through operating expenses related to benefits and workers’ compensation costs grew 20% and 19%, respectively, to $197.6 million and $146.9 million, respectively, for the three months ended March 31, 2006 and both grew 22%, to $516.9 million and $376.4 million, respectively, for the nine months ended March 31, 2006.

Brokerage Services

Revenues

Brokerage Services’ revenues increased 6% for the three months ended March 31, 2006 due to the increase in certain investor communication activities and back-office services revenues. Revenues from our beyond beneficial products grew 18%, to $184.2 million, for the three months ended March 31, 2006, primarily from sales and internal revenue growth within our transaction reporting, electronic solutions and fulfillment products and the related postage revenue for these services. Stock record growth, which is a measure of how many stockholders own a security compared to the prior year and a key factor in the number of pieces delivered, increased 3% for the three months ended March 31, 2006. Our number of pieces delivered increased 1% for the three months ended March 31, 2006, from 254 million to 258 million, due to increased interim communications and stock record growth offset by less mutual fund meeting activity. Our back-office revenues increased 4%, to $96.2 million, for the three months ended March 31, 2006 due to an increase in back-office trades offset by a decrease in the average revenue per trade. Back-office average trades per day increased 17%, from 1.59 million to 1.87 million, for the three months ended March 31, 2006, primarily due to growth in our existing client base. The average revenue per trade decreased 13% for the three months ended March 31, 2006, primarily due to our tiered pricing agreements and an increase in lower priced electronic retail and institutional trades. These increases were offset by a decrease in revenues from our beneficial proxy and interim communications of 3%, to $174.7 million, for the three months ended March 31, 2006, due to the timing of equity proxy mailings and less mutual fund meeting activity.

Brokerage Services’ revenues increased 9% for the nine months ended March 31, 2006 due to the increase in certain investor communication activities. Revenues from our beneficial proxy and interim communications increased 6%, to $400.3 million, for the nine months ended March 31, 2006, primarily due to increased mutual fund meeting activity and other required mutual fund communications. Revenues from our beyond beneficial products grew 18%, to $457.7 million, for the nine months ended March 31, 2006, primarily from sales and internal revenue growth within our transaction reporting, electronic solutions and fulfillment products and the related postage revenue for these services. Stock record growth increased 2% for the nine months ended March 31, 2006. Our number of pieces delivered increased 7% for the nine months ended March 31, 2006, from 626 million to 669 million, driven by higher volumes from mutual fund meetings and other required mutual fund communications. Our back-office revenues remained flat, at $264 million, for the nine months ended March 31, 2006, due to an increase in back-office average trades per day of 11%, from 1.50 million to 1.67 million, offset by a decrease in the average revenue per trade of 8% and a decrease in non-trade revenues.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes decreased $7.3 million, or 10%, to $64.3 million for the three months ended March 31, 2006 due to a decline in margins on postage revenue as a result of the change in the product mix of our investor communication pieces. In addition, earnings from continuing operations before income taxes for the three months ended March 31, 2006 decreased due to an increase in implementation costs associated with new sales growth as well as an increase in various selling, general and administrative expenses, including an increase in certain royalty expenses and maintenance expenses associated with our systems.

Earnings from continuing operations before income taxes increased $7.6 million, or 5%, to $171.2 million for the nine months ended March 31, 2006. Earnings from continuing operations before income taxes for the nine months ended March 31, 2006 increased due to the revenue growth in our investor communications activities and our overall cost containment measures. These increases were offset by the decrease in margin on postage revenues and an increase in implementation costs associated with new sales growth, as well as an increase in various selling, general and administrative expenses, including an increase in certain royalty expenses and maintenance expenses associated with our systems during the three months ended March 31, 2006.

Dealer Services

Revenues

Dealer Services’ revenues increased 21% and 12% for the three and nine months ended March 31, 2006, respectively, as compared with the same periods for the prior year. Internal revenue growth was approximately 4% for both the three and nine months ended March 31, 2006. Revenues increased for our dealer business systems in North America by $9.8 million, to $216.2 million, for the three months and $30.7 million, to $636.9 million, for the nine months ended March 31, 2006 primarily due to growth in our key products in both periods. The growth in our key products was primarily driven by the increased users for Application Service Provider (“ASP”) managed services, increased Credit Check and CVR transaction volume, new network installations and increased market penetration of our Customer Relationship Management (“CRM”) product. Our revenues for the three and nine months ended March 31, 2006 were also impacted by acquisitions, primarily Kerridge Computer Company Ltd (“Kerridge”) in December 2005, which is a leading dealer management systems provider to auto dealers in the United Kingdom. Our acquisitions contributed approximately 17% and 8% to our revenue growth for the three and nine months ended March 31, 2006, respectively.

Earnings From Continuing Operations Before Income Taxes

Earnings from continuing operations before income taxes remained flat at $38.0 million for the three months ended March 31, 2006 and increased $6.7 million, to $119.4 million, for the nine months ended March 31, 2006. The increases in revenues of our dealer business systems and contributions from recent acquisitions have increased earnings for both periods. These increases for both periods were partially offset by additional sales expenses relating to headcount additions to generate the current revenue growth. Our earnings from continuing operations before income taxes for the three months ended March 31, 2006 was also negatively impacted by the integration expenses associated with the acquisition of Kerridge, including a $5.6 million charge related to the severance of associates.

Securities Clearing and Outsourcing Services

Revenues

Revenues for Securities Clearing and Outsourcing Services were $20.6 million and $58.1 million for the three and nine months ended March 31, 2006, respectively, as compared with $21.8 million and $37.2 million for the three months ended March 31, 2005 and the period from its acquisition date of November 1, 2004 through March 31, 2005, respectively. Average margin balances for the three and nine months ended March 31, 2006 were $603 million and $611 million, respectively, as compared with $971 million and $986 million for the three months ended March 31, 2005 and the period from its acquisition date of November 1, 2004 through March 31, 2005, respectively. Average number of trades cleared per day for the three and nine months ended March 31, 2006 was 22 thousand and 20 thousand, respectively, as compared with 24 thousand and 25 thousand for the three months ended March 31, 2005 and the period from its acquisition date of November 1, 2004 through March 31, 2005, respectively.

Loss From Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes was $6.6 million and $26.0 million for the three and nine months ended March 31, 2006, respectively, as compared with $9.3 million and $14.5 million for the three months ended March 31, 2005 and the period from its acquisition date of November 1, 2004 through March 31, 2005, respectively. The improvement in the loss from continuing operations before income taxes for both periods was primarily due to lower integration and transition expenses during the current quarter as well as reduced operational costs as a result of our efforts to align the cost structure of the business to the current revenue levels.

Other

The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company’s adoption of SFAS No. 123R, effective July 1, 2005.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our financial condition and balance sheet remain strong. At March 31, 2006, cash and marketable securities were $1,974.2 million. Stockholders’ equity was $6,043.8 million and the ratio of long-term debt-to-equity was 1.2% at March 31, 2006. At March 31, 2006, working capital was $2,145.2 million as compared to $2,012.3 million at June 30, 2005.

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

On February 8, 2006, the Company entered into a definitive agreement to sell its Claims Services business to Solera, Inc. for $975 million in cash. The Company completed the sale of its Claims Services business on April 13, 2006. The Company currently anticipates reporting a one-time pretax gain of approximately $600 million, or $480 million after tax, and net cash from the transaction of approximately $760 million, subject to final closing adjustments, during the fourth quarter of fiscal 2006.

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

	Nine Months Ended
	March 31,
	2006	2005

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment	$1,319.5	$1,108.3
Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment	154.6	(91.8)

Net cash flows provided by operating activities, as reported	$1,474.1	$1,016.5

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment, were $1,319.5 million for the nine months ended March 31, 2006, as compared to $1,108.3 million for the comparable period in the prior fiscal year. This increase was primarily due to the increase in net earnings for all businesses, excluding the Securities Clearing and Outsourcing Services segment, and an increase in the non-cash stock-based compensation expense included in net earnings during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment were $154.6 million for the nine months ended March 31, 2006. The net cash flows provided by operating activities primarily resulted from a decrease of $164.6 million in securities deposited with clearing organizations or segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements.

Cash flows used in investing activities for the nine months ended March 31, 2006 totaled $505.9 million, compared to $153.9 million for the comparable period in the prior year. The fluctuation between periods was primarily due to the timing of purchases of and proceeds from marketable securities and the change in client funds obligations as well as an increase in capital expenditures.

Cash flows used in financing activities for the nine months ended March 31, 2006 totaled $601.3 million, compared to $537.2 million for the nine months ended March 31, 2005. The increase in cash used in financing activities was primarily due to repurchases of common stock and the increase in dividends paid resulting from the increase in the amount of dividends per common share for the nine months ended March 31, 2006, as compared to the comparable period in the prior year, offset by the increase in proceeds received from the stock purchase plan and exercises of stock options. We purchased 12.0 million shares of our common stock at an average price per share of $44.78 during the nine months ended March 31, 2006. As of March 31, 2006, we had remaining Board of Directors’ authorization to purchase up to 51.5 million additional shares.

In June 2005, the Company entered into a $1.25 billion, 364-day credit agreement and a $1.5 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.0 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $2.25 billion, 364-day facility, which terminated on June 29, 2005. The $1.25 billion and $1.5 billion agreements mature in June 2006 and June 2010, respectively. The Company also has a $2.25 billion credit facility that matures in June 2009. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2006 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime 1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At March 31, 2006 and 2005, there was no commercial paper outstanding. For the three months ended March 31, 2006 and 2005, the Company had average borrowings of $0.4 billion and $0.3 billion, respectively, at a weighted average interest rate of 4.4% and 2.3%, respectively. For the nine months ended March 31, 2006 and 2005, the Company had average borrowings of $1.4 billion and $1.1 billion, respectively, at a weighted average interest rate of 3.8% and 1.8%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2006 and 2005 was less than two days for each period.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2006 and 2005, there were no outstanding obligations under repurchase agreements. For the three months ended March 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $83.8 million and $152.2 million, respectively, at a weighted average interest rate of 3.4% and 2.1%, respectively. For the nine months ended March 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $169.6 million and $313.8 million, respectively, at a weighted average interest rate of 3.2% and 1.7%, respectively.

During the nine months ended March 31, 2006, the Company borrowed $200.1 million from a financial institution on a short-term basis in connection with Dealer Services’ acquisition of Kerridge. The Company repaid the short-term borrowing in full as of December 31, 2005.

For the nine months ended March 31, 2006 capital expenditures from continuing operations were $210.4 million. Capital expenditures from continuing operations for fiscal 2006 are expected to be approximately $290 million, compared to $195.2 million in fiscal 2005. The increase in expected capital expenditures is due primarily to data center and other facility improvements.

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

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2006, approximately 20% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 80% of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Average investment balances at cost:
Corporate investments	$2,138.4	$2,152.8	$3,377.4	$3,154.1
Funds held for clients	16,295.0	14,817.5	13,225.7	11,883.4
Total	$18,433.4	$16,970.3	$16,603.1	$15,037.5

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	4.5%	2.8%	3.8%	2.8%
Funds held for clients	4.1%	3.4%	4.0%	3.4%
Total	4.2%	3.3%	3.9%	3.3%

Realized gains on available-for-sale securities	$0.2	$0.8	$0.8	$9.5
Realized losses on available-for-sale securities	(1.0)	(11.1)	(17.6)	(29.0)
Net realized losses on available-for-sale securities	$(0.8)	$(10.3)	$(16.8)	$(19.5)

	March 31,	June 30,
	2006	2005
Net unrealized pre-tax (losses) gains on available-for-sale securities	$(230.1)	$32.9
Total available-for-sale securities	$13,612.2	$13,001.5

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

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At March 31, 2006, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any single issuer.

In the normal course of business, the securities activities of the Securities Clearing and Outsourcing Services segment involve execution, settlement and financing of various securities transactions for a nationwide client base. With these activities, we may be exposed to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill their contractual obligations.

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

We record customers’ security clearing transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill their contractual obligations.

Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA creates a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of the fiscal year ending June 30, 2006.  In order to benefit from this incentive, the Company must reinvest the qualifying dividends in the U.S. under a domestic reinvestment plan which must be approved by the Chief Executive Officer and Board of Directors.  As of March 31, 2006, the Company was still evaluating the effects of the repatriation provision.  In connection with the sale of the Claims Services Business on April 13, 2006 and receipt of the related proceeds, the Company concluded it will elect to apply the provisions of the AJCA to qualifying earnings repatriations in fiscal 2006.  The amount expected to be repatriated is approximately $250 million.  The related income tax associated with the repatriation is expected to be approximately $10 million and will be recorded in the fourth quarter.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Except as noted below, all other items are either inapplicable or would result in negative responses and, therefore, have been omitted.

Item 1. Legal Proceedings.

The Registrant and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. (“DSI”) are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, “UCS”), which lawsuit has since been tried before an arbitration panel in June 2003. This lawsuit alleges trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Registrant through its acquisition of DSI. UCS sought injunctive relief and damages of $56 million. On November 11, 2003, the arbitration panel appointed by the District Court entered an award in favor of DSI and its co-defendants (“the Award”). The Award denied all relief to UCS. The Award has been affirmed and adopted by the District Court as a final judgment of the Court. On November 28, 2005, the Court of Appeals for the First District of Texas affirmed the judgment of the District Court in all respects and, on March 15, 2006, that same court denied UCS’s Motion for Rehearing of its affirmance. On April 21, 2006, the Texas Supreme Court denied UCS’ Petition for Review of the judgment. On May 4, 2006, UCS moved for rehearing of that denial, which motion is still pending. The Registrant believes it has valid defenses with respect to the above matter and should prevail.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number
				Shares Purchased	of Shares that
				as Part of the	may yet be
				Publicly	Purchased under
	Total Number		Average Price	Announced	the Common Stock
	of Shares		Paid per	Common Stock	Repurchase
Period	Purchased		Share (3)	Repurchase Plan (1)	Plan (1)

January 1, 2006 to January 31, 2006	373,559		$46.24	300,000	55,966,800

February 1, 2006 to February 28, 2006	1,432,756		$45.05	1,426,100	54,540,700

March 1, 2006 to March 31, 2006	3,000,700		$46.50	2,998,700	51,542,000

Total	4,807,015	(2)		4,724,800

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

(2) During fiscal 2006, pursuant to the terms of the Registrant’s restricted stock program, the Registrant (i) made repurchases of 73,559 shares during January 2006 and 6,656 shares during February 2006 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Registrant instead of cash and (ii) made purchases of 2,000 shares during March 2006 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Registrant.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: May 10, 2006	/s/ Karen E. Dykstra Karen E. Dykstra

Chief Financial Officer (Title)