Form 10-K
period 2006-06-30
AUTOMATIC DATA PROCESSING INC
filed 2006-08-30
CIK 8670

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5397

AUTOMATIC DATA PROCESSING, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-1467904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ADP Boulevard, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 973-974-5000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on
Title of each class	which registered

Common Stock, $.10 Par Value	New York Stock Exchange
(voting)	Chicago Stock Exchange
Pacific Exchange

Liquid Yield Option Notes due 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x]     No [ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]     No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]          Accelerated filer [ ]          Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $26,483,888,874. On August 23, 2006 there were 555,570,420 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on November 14, 2006.	Part III

Part I

Item 1. Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries “ADP” or the “Company”), is one of the largest providers of computerized transaction processing, data communication and information services in the world. For financial information by segment and by geographic area, see Note 18 of the “Notes to Consolidated Financial Statements” contained in this Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, the Proxy Statement for its Annual Meeting of Stockholders and its Annual Report to Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP’s activities.

Employer Services

     Employer Services offers a comprehensive range of human resource (HR) information, payroll processing and benefits administration products and services, including traditional and Web-based outsourcing solutions, that assist approximately 545,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services markets these products and services through its direct marketing sales force and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. In fiscal 2006, 85% of Employer Services’ revenues were from the United States, 10% were from Europe, 4% were from Canada and 1% was from South America (primarily Brazil), Australia and Asia.

United States and Canada

     Employer Services’ approach to the market is to match a client’s needs with the products and services that will best meet expectations. To facilitate this approach, in the United States and Canada, Employer Services is comprised of the following groups: Small Business Services (“SBS”) (primarily companies with fewer than 50 employees); Major Accounts Services (primarily companies with between 50 and 999 employees); and National Account Services (primarily companies with 1,000 or more employees).

     SBS processes payroll for smaller companies and provides them with market leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Accounts Services and National Account Services offer a full suite of best-of-breed employer services solutions for clients ranging from mid-size through many of the world’s largest corporations.

     ADP enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. For those companies that choose to process payroll in-house, ADP currently delivers in the United States stand-alone services such as payroll tax filing, check printing and distribution, year-end tax statements (i.e., form W-2) and wage garnishment services.

     In order to address the growing business process outsourcing (BPO) market for clients seeking human resource information systems and benefit outsourcing solutions, ADP offers its integrated comprehensive outsourcing services (COS) solution that allows a client to outsource its HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions to ADP.

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

     ADP’s Tax, Retirement and Pre-Employment Services division includes the following ADP businesses: Tax and Financial Services, Retirement Services, Screening and Selection Services and Tax Credit Services. These businesses primarily support and are sold through SBS, Major Accounts and National Accounts. ADP’s Tax and Financial Services business in the United States and its money movement business in Canada process and collect federal, state, provincial and local payroll taxes on behalf of, and from, ADP clients and remit these taxes to the appropriate taxing authorities. These businesses are also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, ADP’s TotalPay® payroll check (ADPCheck™), full service direct deposit (FSDD) and, in conjunction with major bank partners, stored value payroll card (TotalPay® Card) products, and the collection and payment of wage garnishments. In the United States and Canada, these businesses support large, mid-size and small clients and provide an electronic interface between approximately 420,000 ADP clients and over 2,200 federal, state, provincial and local tax agencies, from the Internal Revenue Service and Canada Customs and Revenue Agency, to local governments. In fiscal 2006, ADP’s Tax and Financial Services business in the United States and its money movement business in Canada together processed and delivered over 52 million year-end tax statements to its clients’ employees (i.e., form W-2 in the United States and analogous statements in Canada) and over 41.2 million remittances and employer payroll tax returns, and moved over $1 trillion in client funds to taxing authorities and its clients’ employees via electronic transfer, direct deposit and ADPCheck™. ADP’s Screening and Selection Services business provides background checks, reference verifications and a HR help desk. In the United States, ADP’s Tax Credit Services business provides job tax credit services that assist employers in the identification of, and filing for, special tax credits based on geography, demographics and other criteria. In the United States, ADP Retirement Services business provides recordkeeping and/or related administrative services with respect to various types of retirement (primarily 401(k)) plans, deferred compensation plans and “premium only” cafeteria plans.

     ADP’s HR services provide comprehensive HR recordkeeping services, including benefits administration and outsourcing, employee history and position control. In the United States, ADP’s Benefit Services business provides benefits administration across all market segments, including management of the open enrollment of benefits, COBRA and flexible spending account administration.

     In the United States, ADP TotalSource®, ADP’s professional employer organization (PEO) business, provides clients with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, employee background checks, HR guidance, 401(k) plan administration, benefits administration, compliance services, workers’ compensation and healthcare coverage and supplemental benefits for employees. ADP TotalSource® is the largest PEO in the United States based on the number of total paid worksite employees. ADP also offers ADP ResourceSM, an integrated, flexible HR and payroll service offering that provides a menu of optional services, such as 401(k), FSA and pay-as-you go workers’

compensation, without the co-employment relationship. Together, ADP TotalSource® and ADP ResourceSM have 41 offices located in 20 states and serve approximately 5,800 clients and approximately 141,000 worksite employees in all 50 states.

     ADP complements its payroll, payroll tax and HR services with additional employer services that include time and labor management and other products provided by the Tax, Retirement and Pre-Employment Services division.

Outside the United States and Canada

     There is increasing demand from multinational companies for global payroll and human resource management services. In Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and various human resource administration services. Employer Services is present in nine countries in Europe: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland, the Czech Republic and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia and Asia, Employer Services provides traditional service bureau payroll and also offers full departmental outsourcing of payroll services. In fiscal 2006, ADP continued to expand its GlobalViewSM offering, making it available in 31 countries. GlobalViewSM is built on the mySAP TM ERP Human Capital Management and the SAP NetWeaverTM platform and offers multinational companies an end-to-end outsourcing solution enabling standardized payroll processing and human resource administration. In 2006, ADP opened two representative offices in China, one located in Shanghai and the other in Beijing, to better understand the developing market in China and serve the needs of multinational companies with operations in China.

Brokerage Services

     Brokerage Services provides transaction processing services, desktop productivity applications and investor communications solutions to the financial services industry worldwide. Brokerage Services’ products and services include: (i) global order entry, trade processing and settlement systems that enable firms to trade virtually any financial instrument, in any market, at any time; (ii) Internet delivery; personalized on-demand statements, confirmations, fulfillment, content management, and imaging, archival, and workflow solutions that enhance communications with investors; proxy distribution and vote processing, regulatory mailings, tax reporting and corporate actions/reorganization solutions that help clients meet regulatory and compliance needs; (iii) automated, browser-based desktop productivity tools for financial consultants and back office personnel; and (iv) integrated delivery of multiple products and services through ADP’s Global Processing Solution.

     Brokerage Services serves a large client base in the financial services industry, including: retail and institutional brokerage firms; global banks; mutual funds; annuity companies; institutional investors; specialty trading firms; clearing firms; and publicly owned corporations. Brokerage Services provides securities transaction processing, printing and electronic distribution of shareholder communications and other services to clients that conduct business in more than 90 countries in North America, Europe, Asia and Australia. Brokerage Services also provides computerized proxy vote tabulation and shareholder communication, distribution and fulfillment services, including Web-enabled products and services. In fiscal 2006, ADP served approximately 13,000 United States publicly traded companies and 450 mutual funds and annuity companies with proxy services on behalf of more than 850 brokerage firms and banks.

     On August 2, 2006, ADP announced that its Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services. See Item 9B – “Other Information”.

Securities Clearing and Outsourcing Services

     ADP’s Securities Clearing and Outsourcing Services segment furthers Brokerage Services’ business process outsourcing strategy by positioning ADP to provide any brokerage firm, regardless of size, an appropriate range of outsourcing services to best meet its individual needs on a single technology platform: service bureau, operations outsourcing, or correspondent clearing services.

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

     Securities transactions are effected for customers on either a cash or margin basis. In a margin transaction, Securities Clearing and Outsourcing Services extends credit to a customer for a portion of the purchase price of the security. Such credit is collateralized by securities in the customer’s accounts in accordance with regulatory and internal requirements. Securities Clearing and Outsourcing Services receives income from interest charged on such loans. Securities Clearing and Outsourcing Services also borrows securities from banks and other broker-dealers to facilitate customer and proprietary short selling activity, and lends securities to broker-dealers and other trading entities to cover short sales and to complete transactions that require delivery of securities by settlement date.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and business solutions to automotive, heavy truck, and powersports (i.e., motorcycle, marine and recreational) vehicle retailers in the United States, Canada, South Africa, Asia, Europe and the Middle East. Nearly 25,500 automotive, heavy truck and powersports dealers use ADP’s DMS, other software based solutions, networking solutions, data integration, consulting and/or marketing services.

     Clients use ADP’s DMS products to manage business activities such as accounting, inventory management, factory communications, scheduling, vehicle financing and insurance, sales and service. In addition to its DMS products, Dealer Services also offers its clients a full suite of web-enabled business solutions to address each department and functional area of the dealership (including customer relationship management solutions (CRM) and “front-end” applications), and an IP telephony phone system that can help dealerships with their sales processes and business development initiatives. All of Dealer Services’ business solutions are supported by comprehensive training offerings and business process consulting services. Dealer Services also offers its dealership clients computer hardware, hardware maintenance services, licensed software support, system design and network consulting services. ADP’s DMS and other software products are available as “on-site” applications or through ADP’s application service provider (ASP) managed services solution (in which clients license and outsource the information technology management to Dealer Services).

     Dealer Services also designs, establishes and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle locating, dealership customer credit application submission and decisioning, vehicle repair estimation and acquisition of vehicle registration and lien holder information.

     In fiscal 2006, ADP acquired Kerridge Computer Company Ltd, which provides dealer management systems and related products and services to nearly 6,000 automotive dealers in Europe, the Middle East, South Africa and Asia. ADP also acquired the digital marketing and consulting company BZ Results.

Sale of Claims Services

     On April 13, 2006, ADP completed the sale of its Claims Services business to Solera, Inc. for $975.0 million in cash. See “Management’s Discussion and Analysis” (MD&A) and Note 4 of the “Notes to Consolidated Financial Statements” contained in this Form 10-K.

Markets and Marketing Methods

     ADP’s services are offered broadly across North America and Europe. Some services within the Employer Services and Brokerage Services business units are also offered in Australia and Asia, and Employer Services also provides services in South America (primarily Brazil).

     None of ADP’s major business groups have a single homogenous client base or market. For example, Brokerage Services and Securities Clearing and Outsourcing Services serve a large client base in the financial services industry, including retail and institutional firms, banks and individual non-brokerage corporations. Dealer Services primarily serves automobile dealers, but also serves heavy truck, powersports (i.e., motorcycle, marine and recreational), and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Employer Services has clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers and brokerage clients. While concentrations of clients exist, no one client or industry group is material to ADP’s overall revenues.

     ADP’s businesses are not overly sensitive to price changes. Economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP’s services. In fiscal 2006, Employer Services continued to grow, primarily due to the increase in its United States payroll and payroll tax businesses, including new business started in the fiscal year, an increase in the number of employees on our clients’ payrolls, price increases, strong growth in its “beyond payroll” products, and improved client retention; Brokerage Services grew primarily due to the increased volume in its investor communication services resulting from an increase in the number of holders of equities and an increase in mutual fund meeting activity; Dealer Services grew primarily due to the acquisition of Kerridge Computer Company Ltd in the United Kingdom in December 2005; and our investment income on our client funds increased due to the increase in our average client fund balances and higher interest rates.

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

     ADP’s competitors include other independent computing services companies, companies providing enterprise resource planning services, divisions of diversified enterprises and banks. Another competitive factor in the computing services industry is the in-house computing function, whereby a company installs and operates its own computing systems.

     Competition in the computing services industry is primarily based on service responsiveness, product quality and price. ADP believes that it is very competitive in each of these areas and that there are no material negative factors impacting ADP’s competitive position in the computing services industry. No one competitor or group of competitors is dominant in the computing services industry.

Clients and Client Contracts

     ADP provides its services to more than 570,000 clients. In fiscal 2006, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

     Our business is typically characterized by long-term customer relationships that result in recurring revenue. Sales orders from customers are not considered firm until they are installed and begin producing revenue. ADP receives sales orders in all of our businesses and is continuously in the process of performing implementation services for our clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time (up to two weeks) for an SBS client to a longer period (generally six to twelve months) for a National Account Services, Brokerage or Dealer Services client with multiple deliverables. Although we monitor the sales orders from our clients that have not yet been billed or installed, we do not view this metric as material in light of the recurring nature of our business. This is not a reported number, but it is used by management as a planning tool relating to resources needed to install services, and a means of assessing our performance against our installation timing expectations and the expectations of our clients.

     ADP’s average client retention is estimated at more than 9 years in Employer Services and is 10 or more years in Brokerage Services and Dealer Services, and has not varied significantly from period to period.

     ADP’s services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. Discounts, rebates and promotions offered by ADP to clients are not material.

Systems Development and Programming

     During the fiscal years ended June 30, 2006, 2005 and 2004, ADP invested $678 million, $622 million, and $646 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

Product Development

     ADP continually upgrades, enhances and expands its existing products and services. Generally, no new product or service has a significant effect on ADP’s revenues or negatively impacts its existing products and services, and ADP’s products and services have significant remaining life cycles.

Licenses

     ADP is the licensee under a number of agreements for computer programs and databases. ADP’s business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks and franchises are not material to ADP’s business as a whole.

Number of Employees

     ADP employed approximately 46,000 persons as of June 30, 2006.

Item 1A. Risk Factors

     Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding any statement in this Form 10-K. The following information should be read in conjunction with MD&A, Quantitative and Qualitative Disclosure About Market Risk and the consolidated financial statements and related notes included in this Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under MD&A included in this Form 10-K. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means ADP, together with its subsidiaries. The level of importance of each of the following risks may vary from time to time.

Changes in laws and regulations may decrease our revenues and earnings

     Portions of ADP’s business are subject to governmental regulations. Changes in governmental regulations may decrease our revenues and earnings and may require us to change the manner in which we conduct some of the aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing funds that we collect from clients but have not yet remitted to the applicable taxing authorities or client employees, thus reducing our revenues and income from this source. Also, recently proposed regulatory changes in investor communications requirements could, if implemented, reduce our revenues and earnings.

Security and privacy breaches may hurt our business

     We store electronically personal information, including social security numbers, about our clients and employees of our clients. In addition, our brokerage and trading systems maintain account and trading information for our customers and their clients, and our retirement services systems maintain investor account information for retirement plans. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and the growth of our business could be materially adversely affected.

Our systems may be subject to disruptions that could adversely affect our business and reputation

     Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting and other data processing systems. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or damage to our reputation. We have disaster recovery plans in place to protect our businesses against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing the loss of customer data, service interruptions, disruptions to our operations, or damage to our important facilities.

If we fail to adapt our technology to meet customer needs and preferences, the demand for our services may diminish

     Our businesses operate in industries that are subject to rapid technological advances and changing customer needs and preferences. In order to remain competitive and responsive to customer demands, we continually upgrade, enhance and expand our existing products and services. If we fail to respond successfully to the technology challenges, the demand for our services may diminish.

Political and economic factors may adversely affect our business and financial results

     Trade, monetary and fiscal policies, and political and economic conditions may substantially change. When there is a slowdown in the economy, employment levels, interest rates and trading volumes may decrease with a corresponding impact on our businesses. Customers may react to worsening conditions by reducing their spending on payroll and other outsourcing services, curtailing their trading operations or renegotiating their contracts with us. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.

Our proposed spin-off of our Brokerage Services Group is subject to inherent risks

     The proposed spin-off of our Brokerage Services Group discussed in Item 9B – “Other Information” is subject to inherent risks and uncertainties including, among others: risks that the spin-off will not be consummated; increased demands on our management team to accomplish the spin-off; significant transaction costs; risks of changes in our credit rating as a result of the spin-off (see “Risk Factors – Change in our credit ratings could adversly impact our operations and lower our profitability” below); and risks from changes in the results of operations of our reportable segments.

Change in our credit ratings could adversely impact our operations and lower our profitability

     The major credit rating agencies periodically evaluate our creditworthiness and have consistently given us their highest long-term debt and commercial paper ratings. Failure to maintain high credit ratings on long-term and short-term debt could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing required by our Employer Services business, and ultimately reduce our client interest revenue.

We may be unable to attract and retain qualified personnel

     Our ability to grow and provide our customers with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills to serve our customers. Competition for skilled employees in the outsourcing and other markets in which we operate is intense and if we are unable to attract and retain highly skilled and motivated personnel, expected results from our operations may suffer.

Item 1B. Unresolved Staff Comments

     None

Item 2. Properties

     ADP leases space for 26 of its principal processing centers. In addition, ADP leases numerous other operational offices and sales offices. All of these leases, which aggregate approximately 7,918,000 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2020. ADP owns 19 of its processing facilities, other operational offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,914,000 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

Item 3. Legal Proceedings

     In the normal course of business, the Company is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it and the Company believes that the ultimate resolution of these matters will not have a material adverse impact on its financial condition, results of operations or cash flows. Among the various claims and litigation pending against the Company is the following:

     The Company and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. (“DSI”) are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, “UCS”), which lawsuit was tried before an arbitration panel in June 2003. This lawsuit alleges trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Company through its acquisition of DSI. UCS sought injunctive relief and damages of $56 million. On November 11, 2003, the arbitration panel appointed by the District Court entered an award in favor of DSI and its co-defendants (“the Award”). The Award denied all relief to UCS. The Award has been affirmed and adopted by the District

Court as a final judgment of the Court. That judgment has been affirmed by the Court of Appeals for the First District of Texas, and the Texas Supreme Court denied UCS’s Petition for Review of that judgment on June 9, 2006. The judgment in Company’s favor is now final, subject only to a possible petition for certiorari from the United States Supreme Court, for which the filing deadline is August 31, 2006. The Company believes it has valid defenses with respect to the above matter and should prevail.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

     The principal market for the Company’s common stock (symbol: ADP) is the New York Stock Exchange. The following table sets forth the reported high and low sales prices of the Company’s common stock based on the NYSE composite transactions and the cash dividends per share of common stock declared during the past two fiscal years. As of June 30, 2006, there were 40,514 holders of record of the Company’s common stock. As of such date, 346,188 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share

Fiscal 2006 quarter ended

June 30	$46.93	$43.31	$0.185
March 31	$47.95	$43.25	$0.185
December 31	$48.11	$42.19	$0.185
September 30	$45.07	$41.21	$0.155

Fiscal 2005 quarter ended

June 30	$45.56	$40.37	$0.155
March 31	$45.50	$41.13	$0.155
December 31	$46.31	$39.79	$0.155
September 30	$43.12	$38.60	$0.140

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum
			Purchased as Part	Number of Shares
			of the Publicly	that may yet be
			Announced	Purchased under
			Common Stock	the Common
	Total Number of	Average Price	Repurchase Plan	Stock Repurchase
Period	Shares Purchased	Paid per Share (3)	(1)	Plan (1)(4)

April 1, 2006 to
April 30, 2006	559,343	$46.37	556,200	50,985,800

May 1, 2006 to
May 31, 2006	8,791,655	$44.67	8,789,200	42,196,600

June 1, 2006 to
June 30, 2006	8,210,564	$45.00	8,199,200	33,997,400

Total	17,561,562 (2)		17,544,600

(1)     In March 2001, the Company received the Board of Directors’ approval to repurchase up to 50 million shares of the Company’s common stock. In November 2002 and 2005, the Company received the Board of Directors’ approval to repurchase an additional 35 million and 50 million shares, respectively, of the Company’s common stock. There is no expiration date for the common stock repurchase plan.

(2)     During 2006, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 2,643 shares during April 2006, 2,455 shares during May 2006 and 8,589 shares during June 2006 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 500 shares during April 2006 and 2,775 shares during June 2006 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Company.

(3)     The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

(4)     In August of 2006, the Company received the Board of Directors’ approval to repurchase an additional 50 million shares of the Company’s common stock. There is no expiration date for the common stock repurchase authorization. This additional authorization is not reflected in the table above, as it occurred subsequent to June 30, 2006.

Item 6. Selected Financial Data

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2006	2005	2004	2003	2002

Total revenues	$8,881.5	$7,983.7	$7,279.4	$6,693.0	$6,570.5
Earnings from continuing operations before income taxes	$1,743.0	$1,593.1	$1,434.9	$1,594.0	$1,722.1
Net earnings from continuing operations	$1,072.4	$998.3	$897.7	$985.3	$1,059.0

Basic earnings per share from continuing operations	$1.87	$1.71	$1.52	$1.64	$1.71

Diluted earnings per share from continuing operations	$1.85	$1.69	$1.50	$1.63	$1.68
Basic weighted average shares outstanding	574.8	583.2	591.7	600.1	618.9
Diluted weighted average shares outstanding	580.3	590.0	598.7	605.9	630.6
Cash dividends declared per share	$.7100	$.6050	$.5400	$.4750	$.4475
Return on equity (Note 1)	19.5%	18.3%	16.9%	19.0%	21.7%

At year end:
Cash, cash equivalents and marketable securities	$2,602.5	$1,997.3	$1,984.4	$2,267.0	$2,695.1
Total assets before funds held for clients	$10,006.2	$9,717.9	$8,217.0	$8,025.9	$7,051.3
Total assets	$27,490.1	$27,615.4	$21,120.6	$19,833.7	$18,276.5
Long-term debt	$74.3	$75.7	$76.2	$84.7	$90.6
Stockholders’ equity	$6,011.6	$5,783.9	$5,417.7	$5,371.5	$5,114.2

Note 1. U.S. GAAP requires net earnings of discontinued operations to be displayed separately in the Statements of Consolidated Earnings. As a result, we believe the numerator of net earnings that is used in our calculation of return on equity should exclude those net earnings from discontinued operations. Further, we believe it is appropriate to exclude from the denominator of average total stockholders’ equity, the average cumulative net earnings from discontinued operations for each of the five years since fiscal 2002 for which such returns are presented. As a result, return on equity, excluding the effects of discontinued operations has been calculated as net earnings from continuing operations divided by average stockholders’ equity, excluding the effects of discontinued operations as noted below.

(In millions)
June 30,	2006	2005	2004	2003	2002
Average total equity	$5,897.7	$5,600.7	$5,394.5	$5,242.8	$4,907.6
Less:
Cumulative effect of earnings from discontinued operations	410.5	141.2	93.7	58.3	20.9
Average total equity, excluding effects of discontinued operations	$5,487.2	$5,459.5	$5,300.8	$5,184.5	$4,886.7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations, employee benefits and registered clearing agencies and broker-dealers; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; stock market activity; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. In addition, the proposed spin-off of the Brokerage Services Group is subject to inherent risks and uncertainties, including: risks that the spin-off will not be consummated; increased demands on our management team to accomplish the spin-off; significant transaction costs; risks of changes in our credit rating and risks from changes in results of operations of our reportable segments. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

     Automatic Data Processing, Inc. (“ADP” or the “Company”) provides technology-based outsourcing solutions to employers, the brokerage and financial services community and vehicle retailers and manufacturers. The Company’s reportable segments are: Employer Services, Brokerage Services, Securities Clearing and Outsourcing Services and Dealer Services. A brief description of each segment’s operations is provided below.

Employer Services

     Employer Services offers a comprehensive range of human resource (“HR”) information, payroll processing and benefit administration products and services, including traditional and Web-based outsourcing solutions, that assist approximately 545,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services categorizes its services between traditional payroll and payroll tax, and “beyond payroll.” The traditional payroll and payroll tax business represents the Company’s core payroll processing and payroll tax filing business. The “beyond payroll” business represents the products that extend beyond the traditional payroll and payroll tax filing services, such as the Professional Employer Organization (“PEO”) business, Time and Labor Management, and benefit and retirement administration. Within Employer Services, the Company collects client funds and remits such funds to tax authorities for payroll tax filing and payment services, and to employees of payroll services clients.

Brokerage Services

     Brokerage Services provides transaction processing services, desktop productivity applications and investor communications solutions to the financial services industry worldwide. Brokerage Services’ products and services include: (i) global order entry, trade processing and settlement systems that enable firms to trade virtually any financial instrument, in any market, at any time; (ii) Internet delivery; personalized on-demand statements, confirmations, fulfillment, content management, and imaging, archival, and workflow solutions that enhance communications with investors; proxy distribution and vote processing, regulatory mailings, tax reporting and corporate actions/reorganization solutions that help clients meet regulatory and compliance needs; (iii) automated, browser-based desktop productivity tools for financial consultants and back-office personnel; and (iv) integrated delivery of multiple products and services through ADP’s Global Processing Solution.

Securities Clearing and Outsourcing Services

     Securities Clearing and Outsourcing Services furthers Brokerage Services’ business process outsourcing strategy by positioning ADP to provide any brokerage firm, regardless of size, an appropriate range of outsourcing services to best meet its individual needs on a single technology platform: service bureau, operations outsourcing, or correspondent clearing services. Securities Clearing and Outsourcing Services provides clearing, custody, customer financing (such as margin lending), securities borrowing to facilitate customer short sales, trade execution and outsourcing solutions to broker-dealers. Our clients engage in either the retail or institutional brokerage business.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and business solutions to automotive, heavy truck and powersports (i.e., motorcycle, marine and recreational) vehicle retailers in the United States, Canada, South Africa, Asia, Europe and the Middle East. Nearly 25,500 automotive, heavy truck and powersports dealers use our DMS, other software-based solutions, networking solutions, data integration, consulting and/or marketing services.

EXECUTIVE OVERVIEW

     Our fiscal 2006 results were terrific. Consolidated revenues in fiscal 2006 grew 11%, to $8,881.5 million, as compared to $7,983.7 million in fiscal 2005, which surpassed our original expectations. Employer Services’ revenues increased 10% for the year. Employer Services’ new business sales, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, grew 13% worldwide to approximately $950 million, in fiscal 2006 with sales growth of 28% worldwide in the fourth quarter, our strongest quarterly sales growth in nearly nine years.

     Earnings from continuing operations before income taxes and net earnings from continuing operations increased 9% and 7%, respectively. Diluted earnings per share from continuing operations increased 9%, to $1.85 in fiscal 2006, from $1.69 per share in fiscal 2005 on fewer shares outstanding. These results were impacted by our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R using the modified prospective method, effective July 1, 2005, which required the expensing of our stock compensation programs. On a comparable basis, including stock compensation expense in fiscal 2005, earnings from continuing operations before income taxes increased 23% and diluted earnings per share from continuing operations grew 25% from $1.48 per share in fiscal 2005.

     Our diluted earnings per share for fiscal 2006 was $2.68, which includes earnings from discontinued operations. On April 13, 2006, we completed the sale of the Claims Services business, which was previously reported in our “Other” segment, for $975 million. In addition, on January 20, 2006, we completed the sale of our Brokerage Services’ financial print business. In connection with the sale of both of these businesses, we have classified the results of operations of these businesses as discontinued operations. The sale of the Claims Services business resulted in a gain of $561 million, or $453 million after tax.

     With the proceeds received in the United States from the sale of the Claims Services business and our cash flows from operations we accelerated our share buy-back activity and acquired over 29 million of our shares for treasury for approximately $1,327 million, demonstrating our confidence in the long-term growth prospects of our business.

     Our net cash flows provided by operating activities increased $380 million, to $1,813 million in fiscal 2006 from $1,433 million in fiscal 2005. Our net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment, increased $66 million, to $1,692 million in fiscal 2006 from $1,626 million in fiscal 2005. Our financial condition and balance sheet remain solid with cash and marketable securities of $2,602.5 million at June 30, 2006.

     We are pleased with our strong results in each of our business segments during fiscal 2006. Employer Services’ revenues grew 10% for fiscal 2006. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. During fiscal 2006, Employer Services grew average client funds balances 11% as a result of new business and growth in our existing client base. The increase in average client funds balances resulted in an increase of interest revenues within Employer Services, which accounted for approximately 1% growth in Employer Services’ revenues as compared to fiscal 2005. The key metrics in Employer Services were the strongest they have been in six years. The number of employees on our clients’ payrolls, “pays per control,” increased in all market segments with 2.4% overall growth in the United States, and client retention improved by 0.2 percentage points worldwide over last year’s record level. Brokerage Services’ revenues grew 10% for the fiscal year. Revenue growth was primarily from our investor communications business as the volume of pieces delivered increased 8%, driven by an increase in mutual fund meetings and other required mutual fund communications, as well as 4% stock record growth. Back-office average trades per day increased 16% for the fiscal year, but the volume increase was offset by a decline in average revenues per trade of 10%. Securities Clearing and Outsourcing Services’ revenues were $80.6 million for fiscal 2006 as compared to $61.5 for the period from its acquisition date of November 1, 2004 through June 30, 2005. Dealer Services’ revenues grew 14% for fiscal 2006 primarily due to the effect of acquisitions.

     Our fiscal 2007 guidance is revenue growth of approximately 10% and earnings per share growth of 17% to 20%, from our earnings per share from continuing operations of $1.85 reported in fiscal 2006. We are anticipating pretax margin improvement of about 100 basis points in each of our businesses. Our plans reflect strong momentum in Employer Services, with about 11% revenue growth in the United States and 10% worldwide, double digit new business sales growth (annualized recurring revenue from new orders) and continued improvement in client retention. We anticipate 4% to 5% revenue growth in Brokerage Services and 12% to 13% revenue growth in Dealer Services in fiscal 2007. Interest income on client funds is anticipated to grow approximately 20% based on expected growth of nearly 10% in client funds balances and an improvement of 40 basis points in the overall average interest rate earned on our client funds portfolio to 4.5%.

     Lastly, on August 2, 2006, we announced that our Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company through a tax-free spin-off of 100% of Brokerage Services Group to ADP shareholders. The spin-off is subject to required regulatory approvals and reviews. We expect to complete the separation before the end of fiscal 2007.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Fiscal 2006 Compared to Fiscal 2005

(Dollars in millions, except per share amounts)
	Years ended June 30,			Change
		2005 - As	2005 - As	2006 vs 2005 - As	2006 vs 2005 - As
	2006	Reported	Adjusted	Reported	Adjusted

Total revenues	$8,881.5	$7,983.7	$7,983.7	11%	11%

Total expenses	$7,138.5	$6,390.6	$6,563.6	12%	9%

Earnings from continuing operations
before income taxes	$1,743.0	$1,593.1	$1,420.1	9%	23%
Margin	20%	20%	18%

Provision for income taxes	$670.6	$594.8	$546.3	13%	23%
Effective tax rate	38.5%	37.3%	38.5%

Net earnings from continuing operations	$1,072.4	$998.3	$873.8	7%	23%

Diluted earnings per share from
continuing operations	$1.85	$1.69	$1.48	9%	25%

     The comparison between the results of operations for fiscal 2006 and 2005 is affected by the impact of our adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. We believe the inclusion of the “2005 – As Adjusted” amounts provides a useful additional perspective to compare the results of operations for fiscal 2006 and 2005 as a result of our adoption of SFAS No. 123R. We use both generally accepted accounting principles (“GAAP”) and non-GAAP measures to manage and evaluate the Company’s performance and consider it appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. However, these measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with GAAP.

     The adoption of SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements. Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to our stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent. Stock-based compensation expense for our restricted stock program has historically been recognized in our results of operations in accordance with APB No. 25. The following table summarizes the stock-

based compensation expense related to our stock option program, the employee stock purchase plan and restricted stock program that have been recorded in earnings from continuing operations in each respective period:

(In millions)
Years ended June 30,	2006	2005

Operating expenses	$30.9	$--
Selling, general and administrative expenses	105.6	14.0
Systems development and programming costs	31.9	--

Total stock-based compensation expense reported in
net earnings from continuing operations	$168.4	$14.0

Income tax benefit on stock-based compensation expense
reported in net earnings from continuing operations	$(49.3)	$(5.5)

     In order to provide a comparable basis between the results of operations for fiscal 2006 and 2005, we have provided pro forma information, reflected under the heading “2005 – As Adjusted”, to provide the fiscal 2005 results as if stock-based compensation expense related to our stock option program and employee stock purchase plan had been expensed. The “2005 – As Adjusted” amounts include the following pro forma stock-based compensation expense related to our stock option program and employee stock purchase plan, which are based on the pro forma amounts disclosed in Note 14 to the consolidated financial statements included with this Annual Report on Form 10-K:

(In millions)
Year ended June 30,	2005

Operating expenses	$38.8
Selling, general and administrative expenses	92.8
Systems development and programming costs	41.4

Total pro forma stock-based compensation expense	$173.0

Pro forma income tax benefit on stock-based
compensation expense	$(48.5)

Total Revenues

     Our consolidated revenues for fiscal 2006 grew 11% to $8,881.5 million primarily due to increases in Employer Services of 10%, or $502.1 million, to $5,763.4 million, Brokerage Services of 10%, or $173.9 million, to $1,852.8 million, Dealer Services of 14%, or $141.8 million, to $1,132.4 million, as well as $80.6 million from the Securities Clearing and Outsourcing Services segment. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 10% in fiscal 2006 as compared to the prior year.

     Our consolidated revenues for fiscal 2006 include interest on funds held for Employer Services’ clients of $549.8 million as compared to $421.4 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 11% in our average client funds balances to $13.6 billion, as well as the increase in the average interest rate earned on client funds from 3.4% in fiscal 2005 to 4.1% in fiscal 2006.

Total Expenses, As Reported

     Our consolidated expenses for fiscal 2006 increased by $747.9 million, to $7,138.5 million, from $6,390.6 million, as reported, for fiscal 2005. The increase in our consolidated expenses is primarily due to the inclusion of stock-based compensation expenses in our results of operations as of July 1, 2005 associated with the adoption of SFAS No. 123R, as discussed above, as well as the increase in our revenues. Total stock-based compensation expense included in continuing operations increased $154.4 million, to $168.4 million, in fiscal 2006, from $14.0 million, as reported, in fiscal 2005 due to the recording of expenses within our results of operations for our stock option program and employee stock purchase plan. Consolidated expenses decreased by $8.7 million, or 0.1%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $524.7 million, or 14%, primarily due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $1,145.6 million and $979.2 million in fiscal 2006 and 2005, respectively. Additionally, our operating expenses increased as a result of our investment in personnel to support the implementation services related to new sales. Selling, general and administrative expenses increased by $202.3 million, to $2,035.1 million, primarily attributable to the increase in stock-based compensation expense of $91.6 million in fiscal 2006 and increased compensation costs associated with our continued investment in our sales personnel to drive our revenue growth. Systems development and programming costs increased by $39.5 million, to $589.8 million, primarily due to stock-based compensation expense of $31.9 million in fiscal 2006 and increased compensation expenses associated with personnel to support and maintain our products and services. In addition, other income, net, increased $33.3 million primarily due to the increase in interest income on corporate funds of $49.9 million as a result of the increase in the average interest rate earned on our corporate investments from 2.9% in fiscal 2005 to 3.9% in fiscal 2006 and a reduction in the net realized losses on available-for-sale securities of $23.9 million. These favorable increases were offset by additional interest expense of $40.5 million primarily as a result of higher interest rates on our short-term financing arrangements.

Total Expenses, As Adjusted

     Our consolidated expenses for fiscal 2006 increased by $574.9 million, to $7,138.5 million, from $6,563.6 million, as adjusted, for fiscal 2005. Total stock-based compensation expense included in continuing operations decreased $18.6 million, to $168.4 million in fiscal 2006, from $187.0 million, as adjusted, in fiscal 2005. This decrease was primarily driven by the reduction in the number of stock options granted to associates, which began in fiscal 2005. Consolidated expenses decreased by $8.7 million, or 0.1%, due to fluctuations in foreign currency exchange rates. Operating expenses increased by $485.9 million, or 13%, primarily due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $1,145.6 million and $979.2 million in fiscal 2006 and 2005, respectively. Additionally, our operating expenses increased as a result of our investment in personnel to support the implementation of the new sales being generated. Selling, general and administrative expenses increased by $109.5 million, to $2,035.1 million, primarily attributable to the increase in compensation costs associated with our continued investment in our sales personnel to drive our revenue growth. Systems development and programming costs decreased by $1.9 million, to $589.8 million, primarily due to a decrease of $9.5 million in stock-based compensation expenses offset by increased compensation expenses associated with personnel to support and maintain our products and services. In addition, other income, net, increased $33.3 million primarily due to the increase in interest income on corporate funds of $49.9 million as a result of the increase in the average interest rate earned on our corporate investments from 2.9% in fiscal 2005 to 3.9% in fiscal 2006 and a reduction in the net realized losses on available-for-sale securities of $23.9 million. These favorable increases were offset by additional interest expense of $40.5 million primarily as a result of higher interest rates on our short-term financing arrangements.

Earnings from Continuing Operations before Income Taxes, As Reported

     Earnings from continuing operations before income taxes increased by $149.9 million, or 9%, from $1,593.1 million, as reported, during fiscal 2005 to $1,743.0 million during fiscal 2006 due to the increase in revenues and expenses discussed above. Overall margin remained flat at 20%. We have leveraged our expense levels with the increasing revenues, in order to improve margins on our services. The improved margins on our services was offset by the increase in our stock compensation expenses of $154.4 million due to the recording of stock-based compensation expense associated with our stock option program and employee stock purchase plan during fiscal 2006. Additionally, our margin was negatively impacted by the increasing PEO business revenues, which have pass-through operating expenses and therefore lower margins.

Earnings from Continuing Operations before Income Taxes, As Adjusted

     Earnings from continuing operations before income taxes increased by $322.9 million, or 23%, from $1,420.1 million, as adjusted, during fiscal 2005 to $1,743.0 million during fiscal 2006 due to the increase in revenues and expenses discussed above. Overall margin improved from 18% to 20%. We have leveraged our expense levels with the increasing revenues, in order to improve margins on our services as well as decrease total stock-based compensation expense primarily due to the reduction in the number of stock options granted to associates. In addition, our margin was negatively impacted by the increasing PEO business revenues, which have pass-through operating expenses and therefore lower margins.

Provision for Income Taxes, As Reported

     Our effective tax rate for fiscal 2006 was 38.5% as compared to 37.3%, as reported, for fiscal 2005. The increase in the effective tax rate is primarily attributable to the expensing of stock-based compensation, as certain components of our stock-based compensation programs are non-deductible, resulting in a higher effective tax rate. In addition, the effective tax rate increased due to the application of the provisions of the American Jobs Creation Act (the “AJCA”) to our repatriation of approximately $250 million of eligible dividends from non-U.S. subsidiaries which resulted in income tax expense of approximately $10 million during fiscal 2006. These increases in the effective tax rate were partially offset by a favorable mix in income among tax jurisdictions.

Provision for Income Taxes, As Adjusted

     Our effective tax rate was 38.5% for both fiscal 2006 and fiscal 2005, as adjusted. Certain components of our stock-based compensation programs are non-deductible, which results in a higher effective tax rate. For fiscal 2006 our non-deductible stock-based compensation expense decreased and our overall earnings from continuing operations before income taxes increased, both of which contributed to a lower effective tax rate for fiscal 2006. In addition, the decrease in the effective tax rate was partially due to a favorable mix in income among tax jurisdictions. These decreases were offset by additional income tax expense of approximately $10 million during fiscal 2006 associated with the repatriation of approximately $250 million of eligible dividends from non-U.S. subsidiaries under the AJCA.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations, As Reported

     Net earnings from continuing operations increased 7%, to $1,072.4 million, during fiscal 2006, from $998.3 million, as reported, during fiscal 2005 and the related diluted earnings per share from continuing operations increased 9%, to $1.85. The increase in net earnings from continuing operations reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues offset by the additional expense associated with stock-based compensation and a higher effective tax rate as described above. The increase in diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 29.6 million shares during fiscal 2006 and 14.1 million shares during fiscal 2005.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations, As Adjusted

     Net earnings from continuing operations increased 23%, to $1,072.4 million, during fiscal 2006, from $873.8 million, as adjusted, during fiscal 2005. Diluted earnings per share from continuing operations increased 25%, to $1.85 for fiscal 2006 from $1.48, as adjusted, for fiscal 2005. The increase in net earnings from continuing operations reflects the increase in earnings from continuing operations before income taxes as a result of our higher revenues and improved margin, as described above. The increase in diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 29.6 million shares during fiscal 2006 and 14.1 million shares during fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

(Dollars in millions, except per share amounts)
	Years ended June 30,		Change
	2005-As	2004-As	2005 vs 2004-As
	Reported	Reported	Reported
Total revenues	$7,983.7	$7,279.4	10%

Total expenses	$6,390.6	$5,844.5	9%

Earnings from continuing operations before income taxes	$1,593.1	$1,434.9	11%
Margin	20.0%	19.7%

Provision for income taxes	$594.8	$537.2	11%
Effective tax rate	37.3%	37.4%

Net earnings from continuing operations	$998.3	$897.7	11%

Diluted earnings per share from continuing operations	$1.69	$1.50	13%

Total Revenues

     Our consolidated revenues for fiscal 2005 grew 10%, to $7,983.7 million, as compared to the prior fiscal year primarily due to increases in Employer Services of 8%, or $389.8 million, to $5,261.3 million, Brokerage Services of 6%, or $92.4 million, to $1,678.9 million, Dealer Services of 10%, or $90.3 million, to $990.6 million, as well as $61.5 million from our Securities Clearing and Outsourcing Services segment for the period of November 1, 2004 to June 30, 2005. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 9% in fiscal 2005 as compared to the prior fiscal year. Revenue growth for fiscal 2005 was also favorably impacted by $91.4 million, or 1.3%, due to fluctuations in foreign currency exchange rates.

     Our consolidated revenues for fiscal 2005 include interest on funds held for Employer Services’ clients of $421.4 million, as compared to $355.4 million in the prior fiscal year. The increase in the consolidated interest earned on funds held for Employer Services’ clients was primarily due to the increase of 11% in our average client funds balances in fiscal 2005 to $12.3 billion as a result of Employer Services’ new business and growth in our existing client base.

Total Expenses

     Our consolidated expenses for fiscal 2005 increased by $546.1 million, from $5,844.5 million to $6,390.6 million. The increase in our consolidated expenses is primarily due to the increase in operating expenses associated with the growth of our revenues, including the additional expenses associated with acquisitions. In addition, consolidated expenses increased by $76.5 million, or 1.3%, due to fluctuations in foreign currency exchange rates. Our consolidated expenses did not increase comparably with our revenue primarily due to the leveraging of our increasing revenues within our Employer Services and Brokerage Services businesses. Operating expenses increased by $456.1 million, or 14%, primarily due to the increase in operating personnel to support the revenue growth. In addition, our operating expenses grew at a faster rate than revenue growth primarily due to the higher growth rates of our PEO business and investor communications activity, which both have pass-through costs. The pass-through costs for these two services were $979.2 million in fiscal 2005, as compared to $862.6 million in fiscal 2004. Selling, general and administrative expenses increased by $43.1 million, to $1,832.8 million, primarily due to the increase in sales personnel in our Employer Services and Dealer Services businesses to support the revenue growth. Systems development and programming costs increased by $26.6 million, to $550.3 million, due to continued investments in sustaining our products, primarily in our Employer Services business, and the maintenance of our existing technology throughout all of our businesses. In addition, other income, net decreased $23.5 million primarily due to the increase in interest expense of $16.3 million, which resulted from higher interest rates on our short-term financing arrangements and an increase of $20.9 million in net realized losses on our available-for-sale securities.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased by $158.2 million, or 11%, to $1,593.1 million during fiscal 2005 due to the increase in revenues and expenses discussed above.

Provision for Income Taxes

     Our effective tax rate for fiscal 2005 was 37.3%, as compared to 37.4% for fiscal 2004. The decrease in the effective tax rate was primarily attributable to a favorable mix in income among tax jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

     Net earnings from continuing operations for fiscal 2005 increased by 11%, to $998.3 million, from $897.7 million, and the related diluted earnings per share from continuing operations increased 13%, to $1.69. The increase in net earnings from continuing operations for fiscal 2005 reflects the increase in earnings from continuing operations before income taxes and the impact of the lower effective tax rate. The increase in diluted earnings per share from continuing operations for fiscal 2005 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 14.1 million shares during fiscal 2005 and 15.8 million shares during fiscal 2004.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(Dollars in millions)
	Years ended June 30,			Change
	2006	2005	2004	2006		2005	2004
Employer Services	$5,763.4	$5,261.3	$4,871.5	10%		8%	9%
Brokerage Services	1,852.8	1,678.9	1,586.5	10%		6%	3%
Securities Clearing and Outsourcing Services	80.6	61.5	--	31%		--	--
Dealer Services	1,132.4	990.6	900.3	14%		10%	9%
Other	73.1	84.5	109.5	(13)%		(23)%	14%
Reconciling items:
Foreign exchange	36.0	33.3	(47.9)	--		--	--
Client funds interest	(56.8)	(126.4)	(140.5)	--		--	--
Total revenues	$8,881.5	$7,983.7	$7,279.4	11%		10%	9%

Earnings from Continuing Operations before Income Taxes

(Dollars in millions)
	Years ended June 30,			Change
	2006	2005	2004	2006		2005	2004
Employer Services	$1,308.4	$1,149.3	$998.0	14%		15%	(7)%
Brokerage Services	339.5	301.1	250.8	13%		20%	2%
Securities Clearing and Outsourcing Services	(30.3)	(23.6)	--	(28	) %	--	--
Dealer Services	161.1	149.8	145.3	7%		3%	6%
Other	(135.1)	2.6	62.9	(100	)+%	(96)%	(35)%
Reconciling items:
Foreign exchange	12.2	5.8	(7.1)	--		--	--
Client funds interest	(56.8)	(126.4)	(140.5)	--		--	--
Cost of capital charge	144.0	134.5	125.5	--		--	--
Total earnings from continuing operations before income taxes	$1,743.0	$1,593.1	$1,434.9	9%		11%	(10)%

     Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Lastly, various income and expense items, including certain non-recurring gains and losses and stock-based compensation expense of $168.4 million, $14.0 million and $12.3 million in fiscal 2006, 2005 and 2004, respectively, are recorded at the corporate level.

     The fiscal 2005 and 2004 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2006 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments’

revenues are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes in order to eliminate the adjustment in consolidation.

     In addition, the reconciling items include an adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. This allocation is made for management reasons so that the Employer Services’ results are presented on a consistent basis without the impact of fluctuations in interest rates. This allocation is a reconciling item to our reportable segments’ revenues and earnings from continuing operations before income taxes to eliminate the allocation in consolidation.

     The reportable segments’ results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is a reconciling item to earnings from continuing operations before income taxes to eliminate the charge in consolidation.

Employer Services

Fiscal 2006 Compared to Fiscal 2005

Revenues

     Employer Services’ revenues increased 10% in fiscal 2006 primarily due to new business started in the period, an increase in the number of employees on our clients’ payrolls in the United States, strong client retention, a pricing increase of approximately 2% and an increase in client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 10% for fiscal 2006. New business sales, which represent the annualized recurring revenues anticipated from sales orders to new and existing clients, grew 13% worldwide, to approximately $950 million, for fiscal 2006 due to the increased growth in the salesforce and its productivity. The number of employees on our clients’ payrolls, “pays per control,” increased 2.4% in the United States. This employment metric represents over 125 thousand payrolls of small to very large businesses and reflects a broad range of U.S. geographies. Our client retention in the United States and worldwide each improved by 0.2 percentage points over last year’s record level.

     We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $56.8 million and $126.4 million in fiscal 2006 and 2005, respectively, to eliminate this allocation in consolidation. Interest revenues at Employer Services increased by $58.8 million in fiscal 2006, which accounted for approximately 1% growth in Employer Services’ revenues, due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base. The average client funds balances were $13.6 billion during fiscal 2006 as compared to $12.3 billion during fiscal 2005, representing an increase of 11%.

     Revenues from our “beyond payroll” products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 22%, to $703.7 million, due to 22% growth in the number of PEO worksite employees during fiscal 2006 and additional pass-through benefits. In addition, “beyond payroll” revenues grew due to a 21% increase in revenues from our Time and Labor Management Services due to increases in the number of clients utilizing this service.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased 14%, from $1,149.3 million to $1,308.4 million, for fiscal 2006 primarily due to the increase in revenues. Earnings from continuing operations before income taxes grew at a faster rate than revenues primarily due to the improvement in margins of our products from the leveraging of our expense structure with the increased revenues offset, in part, by higher selling expenses associated with additional personnel expenses resulting from the increase in implementation and salesforce personnel and higher commission expenses resulting from our increase in new business sales. In addition, expenses in fiscal 2006 increased due to start-up expenses relating to GlobalView (SM), our HR outsourcing offering for multi-national organizations based on SAP’s industry-leading HR business solutions. Lastly, our operating expenses increased comparably with our revenue growth due to increases in our PEO business, which includes pass-through costs associated with the services. Our PEO revenues and pass-through operating expenses related to benefits and workers’ compensation costs grew 22% and 21%, respectively, to $703.7 million and $510.9 million, respectively, in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Revenues

     Employer Services’ revenues increased 8% in fiscal 2005 as compared to fiscal 2004 primarily due to new business started in fiscal 2005, a pricing increase of approximately 2%, an increase in the number of employees on our clients’ payrolls in the United States, strong client retention, and an increase in client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 8% for fiscal 2005. New business sales grew 13%, to approximately $840 million, for fiscal 2005 due to the increased growth in the salesforce and its productivity. The number of employees on our clients’ payrolls, “pays per control,” increased approximately 1.9% for fiscal 2005 in the United States. Our client retention in the United States improved by 0.5 percentage points from the record retention levels in fiscal 2004 primarily due to our continued investment and commitment to client service.

     We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation to Employer Services and the actual interest earned is a reconciling item that reduces revenues by $126.4 million and $140.5 million in fiscal 2005 and 2004, respectively, to eliminate this allocation in consolidation. In fiscal 2005, interest revenues increased due to the growth in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base as compared to fiscal 2004. This interest revenue increase accounted for approximately 1% growth in Employer Services’ revenues as compared to fiscal 2004. The average client funds balance was $12.3 billion during fiscal 2005 as compared to $11.1 billion for the prior fiscal year, representing an increase of 11% for fiscal 2005.

     Revenues from our “beyond payroll” products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 24%, to $577.0 million, during fiscal 2005 primarily due to 21% growth in the number of PEO worksite employees and additional pass-through benefits. In addition, “beyond payroll” revenues grew due to a 13% increase in revenues from our TotalPay® Services and a 22% increase in revenues from our Time and Labor Management Services, both due to the increase in the number of clients utilizing these services.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased 15%, from $998.0 million to $1,149.3 million, for fiscal 2005 primarily due to the increase in revenues. Our operating expenses and selling, general and administrative expenses increased due to the increase in operating and sales personnel to support the revenue growth. In addition, the increase in operating expenses exceeded our revenue growth due to the higher growth in our PEO business, which includes pass-through costs associated with the services. Our PEO revenues and pass-through operating expenses related to benefits and workers’ compensation costs each grew 24% to $577.0 million and $422.6 million, respectively, in fiscal 2005. The increase in PEO operating expenses was partially offset by efficiencies of scale in operating expenses in our Employer Services business. Our systems development and programming costs increased due to the continued maintenance of our products and services to comply with statutory requirements and to support our revenue growth. Our total expenses at Employer Services did not increase comparably with our revenue growth primarily due to the leveraging of our increasing revenues, which has resulted in improved margins for our services. This was primarily due to the increase in the efficiency of our sales personnel, which resulted in a decline of our selling expenses as a percentage of new business sales in fiscal 2005 as compared to fiscal 2004.

     In addition, earnings from continuing operations before income taxes increased approximately $17.1 million during fiscal 2005 as a result of the completion of the integration of certain acquisitions, primarily ProBusiness Services, Inc., in the prior fiscal year.

Brokerage Services

Fiscal 2006 Compared to Fiscal 2005

Revenues

     Brokerage Services’ revenues increased 10% for fiscal 2006 due to the increase in certain investor communication activities and back-office services revenues. Revenues from our beneficial proxy and interim communications increased 7%, to $738.1 million, primarily due to increased mutual fund meeting activity and other required mutual fund communications. Revenues from our beyond beneficial products grew 21%, to $644.1 million, primarily from sales and internal revenue growth within our transaction reporting, electronic solutions and fulfillment products and the related postage revenue for these services. Stock record growth, which is a measure of how many stockholders own a security compared to the prior year and a key factor in the number of pieces delivered, increased 4% in fiscal 2006. Our number of pieces delivered increased 8%, from 995 million to 1,074 million, for fiscal 2006 as compared to fiscal 2005 driven by higher volumes from mutual fund meetings and other required mutual fund communications. Our back-office services revenues increased 1%, to $356.2 million, due to an increase in back-office average trades per day of 16%, from 1.5 million to 1.7 million, offset by a decrease in the average revenue per trade of 10% and a decrease in non-trade revenues. The decrease in the average revenue per trade was primarily due to our tiered pricing agreements and an increase in lower priced electronic retail and institutional trades.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $38.4 million, or 13%, to $339.5 million for fiscal 2006 primarily due to the revenue growth in our investor communications activities. Additionally, earnings from continuing operations before income taxes were favorably impacted by the improvement in the margin of our back-office services products due to the continued efforts to align our operating expenses to back-office revenues and our overall cost containment measures. These increases were offset by the decrease in margin on postage revenues due to the mix of investor communications mailings and an increase in various selling, general and administrative expenses, primarily due to increased compensation expenses relating to sales personnel and increased commission expenses associated with our increased revenues.

Fiscal 2005 Compared to Fiscal 2004

Revenues

     Brokerage Services’ revenues increased 6% for fiscal 2005 as compared to fiscal 2004 due to an increase in certain investor communications activities as well as an increase in our back-office services revenues. Revenues from investor communications for fiscal 2005 increased by 9%, to $1,222.3 million, primarily due to increases in the volume of our proxy and interim communications services, as well as increases in our distribution services revenues. Our proxy and interim communications pieces delivered increased 15%, from 865 million to 995 million, for fiscal 2005 as compared to fiscal 2004. The increase in the fiscal 2005 proxy and interim communications activity resulted from more holders of equities, increased activity related to additional mutual fund meetings, and more mutual fund special communications. Stock record growth increased 6% in fiscal 2005. Our distribution services revenues increased due to new business growth for post-sale mutual fund services. In addition, there was an increased demand for our services for the consolidation or electronic delivery of proxies, which increased our service fee revenues, but lowered our postage revenues.

     Our back-office services revenues increased by 0.5%, to $352.1 million, for fiscal 2005 due to an increase in non-trade revenues offset by a decrease in trade processing revenues. The average revenue per trade declined 10% for fiscal 2005 primarily due to our client mix, which was driven by the increase in electronic retail trades and volume processed under tiered pricing agreements. These decreases were offset by an increase in the average trades per day of 7%, from 1.4 million in fiscal 2004 to 1.5 million in fiscal 2005. Average trades per day increased primarily due to net new business sales and growth in our existing client base.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $50.3 million, to $301.1 million, for fiscal 2005 primarily due to the increased revenues in our investor communications activities and improved margins for our back-office services. With the increase in volume of our investor communications, we were able to leverage our expense structure to improve our margins associated with such services. In addition, earnings from continuing operations before income taxes were favorably impacted by an increase in our services to consolidate or electronically deliver proxies, which is a higher margin service. The margin on our back-office services improved due to the continued alignment of our operating expenses to the lower back-office revenues. Earnings from continuing operations before income taxes also increased approximately $8.2 million during fiscal 2005 as a result of the elimination of unprofitable business lines and alignment of our cost structure in our underperforming businesses that occurred during fiscal year 2004.

Securities Clearing and Outsourcing Services

Fiscal 2006 Compared to Fiscal 2005

Revenues

     Revenues for Securities Clearing and Outsourcing Services were $80.6 million for fiscal 2006 as compared with $61.5 million for the period from its acquisition date of November 1, 2004 through June 30, 2005. Fiscal 2006 revenues decreased as compared with annualized fiscal 2005 revenues primarily due to the planned deconversion of two correspondent clearing clients at the end of fiscal 2005 offset, in part, by the increase in outsourcing revenue of approximately $16 million in fiscal 2006. Average margin balances were $617 million during fiscal 2006 and $955 million during the period from its acquisition date of November 1, 2004 through June 30, 2005. Average number of trades cleared per day during fiscal 2006 was 20 thousand as compared with 23 thousand for the period from its acquisition date of November 1, 2004 through June 30, 2005.

Loss from Continuing Operations before Income Taxes

     Loss from continuing operations before income taxes was $30.3 million for fiscal 2006 as compared with $23.6 million for the period from its acquisition date of November 1, 2004 through June 30, 2005. The loss for fiscal 2006 is lower than the annualized loss from the eight months of fiscal 2005 due to the efforts to reduce operational costs in order to align the cost structure of the business to the current revenue levels. The fiscal 2006 loss from continuing operations before income taxes is primarily due to continued integration and transition expenses, which decreased in the second half of fiscal 2006 as compared to the similar period in the prior year, and higher compensation costs to support the start up of new Securities Clearing and Outsourcing Services’ clients.

Fiscal 2005 Compared to Fiscal 2004

Revenues

     On November 1, 2004, the Company formed the Securities Clearing and Outsourcing Services segment upon the acquisition of the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation (“U.S. Clearing and BrokerDealer Business”). Revenues for Securities Clearing and Outsourcing Services were $61.5 million from November 1, 2004 to June 30, 2005. Average customer margin balances were $955 million and the average number of trades cleared per day was 23 thousand from November 1, 2004 to June 30, 2005.

Loss from Continuing Operations before Income Taxes

     Loss from continuing operations before income taxes was $23.6 million from November 1, 2004 to June 30, 2005 due to the current alignment of the cost structure associated with the revenues of the segment as well as the integration costs incurred since the acquisition of the business.

Dealer Services

Fiscal 2006 Compared to Fiscal 2005

Revenues

     Dealer Services’ revenues increased 14% for fiscal 2006 as compared with the prior year. Internal revenue growth was approximately 4% in fiscal 2006. Revenues increased for our dealer business systems in North America by $44.5 million, to $860.2 million, primarily due to growth in our key products. The growth in our key products was primarily driven by the increased users for Application Service Provider (“ASP”) managed services, increased Credit Check and CVR transaction volume, new network installations and increased market penetration of our Customer Relationship Management (“CRM”) product. Our revenues for fiscal 2006 were also impacted by acquisitions, primarily Kerridge Computer Company Ltd (“Kerridge”) in December 2005, which is an international dealer management systems provider to auto dealers. Our acquisitions contributed approximately 10% to our revenue growth for fiscal 2006.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $11.3 million, to $161.1 million, for fiscal 2006. The increases in revenues of our dealer business systems and contributions from recent acquisitions have increased earnings in fiscal 2006. These increases were partially offset by additional sales expenses relating to sales personnel headcount additions. Earnings from continuing operations before income taxes were also negatively impacted by the integration expenses associated with the acquisition of Kerridge, including $5.6 million of severance expenses relating to certain ADP associates.

Fiscal 2005 Compared to Fiscal 2004

Revenues

     Dealer Services’ revenues increased 10% for fiscal 2005 as compared to fiscal 2004. Internal revenue growth was approximately 6% for fiscal 2005. Revenues increased 13% for our dealer business systems in North America to $815.7 million for fiscal 2005 primarily due to growth in our key products and the effect of acquisitions. The growth in our key products was primarily driven by the increased users for ASP managed services, increased Credit Check installations, new network installations and increased market penetration of our CRM product. In addition, our revenue growth was impacted by our continued strong client retention.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $4.5 million, to $149.8 million, for fiscal 2005 primarily due to increases in revenues of our dealer business systems offset by the additional sales expenses relating to headcount additions to generate the current revenue growth and additional implementation expenses to support the new sales contracts awarded during fiscal 2005 for two of the largest dealership groups in the United States. In addition, earnings from continuing operations before income taxes were negatively impacted by the integration costs of acquisitions that occurred during the fourth quarter of fiscal 2004.

Other

     The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company’s adoption of SFAS No. 123R, effective July 1, 2005, of $168.4 million, $14.0 million and $12.3 million in fiscal 2006, 2005 and 2004, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our financial condition and balance sheet remain strong. At June 30, 2006, cash and marketable securities were $2,602.5 million. The ratio of long-term debt-to-equity was 1.2% at June 30, 2006. At June 30, 2006, working capital was $2,167.4 million, as compared to $2,008.1 million at June 30, 2005. The increase in working capital arose primarily as a result of the increase in cash and cash equivalents associated with the proceeds received from the sale of the Claims Services business, offset by the reduction in the net assets of the Claims Services business.

     Our principal sources of liquidity are derived from cash generated through operations and our cash and marketable securities on hand. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements. In addition, we have three unsecured revolving credit agreements that allow us to borrow up to $5.5 billion in the aggregate. Our short-term commercial paper program and repurchase agreements are utilized as the primary instruments to meet short-term funding requirements related to client funds obligations. Our revolving credit agreements are in place to provide additional liquidity, if needed. We have never had borrowings under the revolving credit agreements. The Company believes that the internally generated cash flows and financing arrangements are adequate to support business operations and capital expenditures.

     On April 13, 2006, we completed the sale of our Claims Services business for $975 million in cash, which resulted in a gain of $561 million, or $453 million after tax, and net cash from the transaction of approximately $760 million. A portion of the transaction proceeds were received outside of the United States. With the sale of the Claims Services business we accelerated our share buy-back activity, using a portion of the proceeds received in the United States from the sale of this business to purchase shares.

     On October 22, 2004, the AJCA was signed into law. The AJCA created a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of the Company’s fiscal year ending June 30, 2006. In connection with the sale of the Claims Services Business on April 13, 2006 and receipt of the related proceeds, the Company elected to apply the provisions of the AJCA to qualifying earnings repatriations in fiscal 2006. As approved by our Board of Directors in June 2006, approximately $250 million was repatriated under the AJCA. Income tax expense of approximately $10 million associated with this repatriation was recorded in the fourth quarter.

     On November 1, 2004, we acquired the U.S. Clearing and BrokerDealer Business and formed the Securities Clearing and Outsourcing Services segment to report the results of the acquired business. The Securities Clearing and Outsourcing Services segment provides third-party clearing operations in the regulated broker-dealer industry. The cash flows from operations from this business differ from that of our other businesses because the broker-dealer third-party clearing activities utilize payables to finance their business activities and the regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ balances. As a result, management analyzes cash flows provided from operating activities of the Securities Clearing and Outsourcing Services segment separately from all other businesses. Management’s view of the net cash flows provided by operating activities is as follows:

(In millions)
Years ended June 30,	2006	2005	2004
Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and
Outsourcing Services segment	$1,691.8	$1,626.4	$1,385.4
Net cash flows provided by (used in) operating activities for the Securities Clearing and Outsourcing
Services segment	120.7	(193.0)	--
Net cash flows provided by operating activities, as reported	$1,812.5	$1,433.4	$1,385.4

     Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment, were $1,691.8 million in fiscal 2006, as compared to $1,626.4 million in fiscal 2005. This increase was primarily due to the increase in net earnings from all businesses, excluding the Securities Clearing and Outsourcing Services segment, of $501.8 million offset by the non-cash gain on the sale of the Claims Services Business of $452.8 million. Additionally, accounts payable, accrued expenses and other liabilities decreased primarily due to the timing of income tax payments, which increased from approximately $476.8 million in fiscal 2005 to $675.6 million in fiscal 2006, offset in part by an increase in our income tax provision.

     Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment were $120.7 million in fiscal 2006 as compared with the net cash flows used in operating activities of $193.0 million from November 1, 2004 to June 30, 2005. The net cash flows provided by operating activities primarily resulted from a decrease of $164.4 million of securities deposited with clearing organizations or segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements. In addition, securities clearing receivables decreased primarily due to the margin lending activities of the segment.

     Cash flows provided by investing activities in fiscal 2006 totaled $452.2 million, as compared to cash flows used in investing activities of $437.9 million in fiscal 2005. The fluctuation between periods was primarily due to the proceeds received from our sale of the Claims Services business and the Brokerage Services’ financial print business during fiscal 2006. Additionally, the fluctuations in cash flows from investing activities were due to the timing of purchases of and proceeds from marketable securities and the change in client funds obligations.

     Cash flows used in financing activities in fiscal 2006 totaled $1,348.8 million, as compared to $746.5 million in fiscal 2005. The increase in cash used in financing activities was primarily due to the increase in the amount of common stock purchased for treasury. With a portion of the proceeds received in the United States from the sale of the Claims Services business and our cash flows from operations we accelerated our share buy-back activity and purchased 29.6 million shares of our common stock at an average price of $44.84 per share during fiscal 2006, as compared with 14.1 million shares at an average price of $41.98 per share during fiscal 2005. As of June 30, 2006, we had remaining Board of Directors’ authorization to purchase up to 34.0 million additional shares. The increase in the cash flows used from financing activities was offset, in part, by an increase in the proceeds received from the stock purchase plan and exercises of stock options in fiscal 2006.

     In June 2006, we entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated on June 28, 2006. The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively. We also have a $1.5 billion credit facility that matures in June 2010. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. There were no borrowings through June 30, 2006 under the current or prior credit agreements.

     We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at the Company’s discretion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime 1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At June 30, 2006 and 2005, there was no commercial paper outstanding. During fiscal 2006 and 2005, the Company’s average borrowings were $1.4 billion and $1.0 billion, respectively, at a weighted average interest rate of 4.1% and 2.1%, respectively. The weighted average maturity of the Company’s commercial paper during fiscal 2006 and 2005 was less than two days for both fiscal years.

     Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2006 and 2005, there were no outstanding obligations under repurchase agreements. During fiscal 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $165.7 million and $300.2 million, respectively, at an average interest rate of 3.5% and 1.9%, respectively.

     During fiscal 2006, we borrowed $200.1 million from a financial institution on a short-term basis in connection with Dealer Services’ acquisition of Kerridge Computer Company Ltd. We repaid the short-term borrowing in full as of December 31, 2005.

     Capital expenditures for continuing operations during fiscal 2006 were $289.2 million, as compared to $194.1 million in fiscal 2005 and $188.0 million in fiscal 2004. The capital expenditures in fiscal 2006 related primarily to data center and other facility improvements to support our operations. We expect capital expenditures in fiscal 2007 to be approximately $250 million.

     The following table provides a summary of our contractual obligations as of June 30, 2006:

(In millions)
	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Total
Debt Obligations (1)	$0.2	$16.7	$--	$57.6	$74.5
Operating Lease and Software License
Obligations (2)	309.3	390.2	162.9	81.0	943.4
Purchase Obligations (3)	99.0	84.8	59.2	1.6	244.6
Other long-term liabilities reflected on
our Consolidated Balance Sheets:
Compensation and Benefits (4)	28.9	95.0	49.1	72.8	245.8
Total	$437.4	$586.7	$271.2	$213.0	$1,508.3

(1)     These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. See Note 11 to the consolidated financial statements for additional information about our debt and related matters.

(2)     Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.

(3)     Purchase obligations primarily relate to purchase and maintenance agreements on our software, equipment and other assets.

(4)     Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.

     In addition to the obligations quantified in the table above, we have obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2006, the obligations relating to these matters, which are expected to be paid in fiscal 2007, total $17,787.4 million and are recorded in client funds obligations on our Consolidated Balance Sheets. We have $17,483.9 million of cash and marketable securities recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2006 that have been impounded from our clients to satisfy such obligations.

     The Company’s wholly-owned subsidiary, ADP Indemnity, Inc., provides workers’ compensation and employer liability insurance coverage for our PEO worksite employees. We have secured specific per occurrence and aggregate stop loss reinsurance from third-party carriers that cap losses that reach a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO business. We review the assumptions and obtain valuations provided by an independent third-party actuary to determine the adequacy of the workers’ compensation reserve. During fiscal 2006 and 2005, we received premiums of $46.5 million and $54.0 million, respectively, and paid claims of $21.9 million and $15.9 million, respectively. At June 30, 2006, our cash balances and marketable securities balances totaled approximately $148.5 million to cover potential future workers’ compensation claims for the policy years that the PEO worksite employees were covered by ADP Indemnity, Inc. We believe that the workers’ compensation reserve is adequate to cover the workers’ compensation claim liability for the PEO worksite employees covered.

     It is not the Company’s business practice to enter into off-balance sheet arrangements. However, in the normal course of business, the Company enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. In addition, the securities transactions of the Securities Clearing and Outsourcing Services segment involve collateral arrangements required by various regulatory and internal guidelines, which are monitored daily. The Company does not expect any material losses related to such representations and warranties or collateral arrangements.

     We are a member of numerous exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee the performance of other members. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet these shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral. Our maximum potential liability under these arrangements cannot be quantified. However, we believe that it is unlikely that we will be required to make payments under these arrangements. Accordingly, no contingent liability is recorded in the consolidated financial statements for these arrangements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, short-term marketable securities, and long-term marketable securities) and client funds assets (funds that have been collected from clients but not yet remitted to the applicable tax authorities or client employees).

     In order to provide more cost-effective liquidity and maximize our interest income, we utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. In these instances, a portion of this portfolio is considered and reported within the corporate investment balances in order to reflect the pure client funds assets and related obligations. Interest income on this portfolio and the related interest expense on the borrowings are reported in other income, net on our Statements of Consolidated Earnings.

     Our corporate investments are invested in highly liquid, investment grade securities. These assets are available for repurchases of common stock for treasury and/or acquisitions, as well as other corporate operating purposes. The majority of our short-term and long-term marketable securities are classified as available-for-sale securities.

     Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals, while also seeking to maximize interest income. Client funds assets are invested in highly liquid, investment grade marketable securities with a maximum maturity of 10 years at time of purchase. A significant portion of the client funds assets are invested in U.S. government agencies securities.

     We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating for fixed income securities is single-A. The maximum maturity at time of purchase for a single-A rated security is 5 years, for AA-rated securities is 7 years, and for AAA-rated securities is 10 years. Commercial paper must be rated A1/P1 and, for time deposits, banks must have a Financial Strength Rating of C or better.

     Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2006	2005	2004

Average investment balances at cost:
Corporate investments	$3,587.3	$3,143.1	$3,131.3
Funds held for clients	13,566.1	12,263.9	11,086.8
Total	$17,153.4	$15,407.0	$14,218.1

Average interest rates earned exclusive of realized gains/ (losses) on:
Corporate investments	3.9%	2.9%	2.5%
Funds held for clients	4.1%	3.4%	3.2%
Total	4.0%	3.3%	3.0%

Realized gains on available-for-sale securities	$13.3	$10.7	$9.7
Realized losses on available-for-sale securities	(17.9)	(39.2)	(17.3)
Net realized losses	$(4.6)	$(28.5)	$(7.6)

As of June 30:
Net unrealized pre-tax (losses) gains on available-for-sale securities	$(312.9)	$32.9	$59.9

Total available-for-sale securities at fair value	$13,612.8	$13,001.5	$12,092.8

     During fiscal 2006, approximately 20% of our overall investment portfolio was invested in cash and cash equivalents and, therefore, is impacted by changes in short-term interest rates. The other 80% of our investment portfolio was invested in fixed-income securities, with varying maturities of 10 years or less, which were also subject to interest rate risk including reinvestment risk.

     Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or Fed Funds rates) and intermediate-term interest rates of 25 basis points applied to the estimated fiscal 2007 average investment balances and any related borrowings would result in approximately a $10 million impact to earnings before income taxes over a twelve-month period. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated fiscal 2007 average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over a twelve-month period.

     The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. In addition, we also limit amounts that can be invested in any single issuer. At June 30, 2006, approximately 95% of our available-for-sale securities held a AAA or AA rating.

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

     In the normal course of business, the securities clearing activities of the Securities Clearing and Outsourcing Services segment provides trade execution, settlement and financing of various security clearing transactions for a nationwide client base. With these activities, we may be exposed to risk in the event customers, other broker-dealers, banks, clearing organizations or depositories are unable to fulfill contractual obligations. For securities clearing activities of the Securities Clearing and Outsourcing Services segment in which we extend credit to customers and broker-dealers, we seek to control the risk associated with these activities by requiring customers and broker-dealers to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor margin levels and, pursuant to such guidelines, request the deposit of additional collateral or the reduction of securities positions, when necessary. In addition, broker-dealers may be required to maintain deposits relating to any securities clearing activities we perform on their behalf.

     We record customers’ security clearing transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill contractual obligations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     As previously discussed, we adopted SFAS No. 123R, “Share-Based Payment” effective July 1, 2005 using the modified prospective method. The adoption of this standard requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant.

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on July 1, 2006 and will apply its provisions on a prospective basis when applicable.

     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation in the period in which it is incurred if the liability’s fair value can be reasonably estimated. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 as of June 30, 2006 did not have a material impact on our financial position, results of operations or cash flows.

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

     Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services’ payroll processing fees and Brokerage Services’ trade processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services’ client-related funds. We enter into agreements for a fixed fee per transaction (e.g., number of payees or number of trades). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Our service fees are determined based on written price quotations or service agreements having stipulated terms and conditions which do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Interest income on collected but not yet remitted funds held for Employer Services’ clients is recognized in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

     We also recognize revenues associated with the sale of software systems and associated software licenses. For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post-contract customer support, revenues are recognized ratably over the software license term as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

     We assess collectibility of our revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. We do not believe that a change in our assumptions utilized in the collectibility determination would result in a material change to revenues as no single customer accounts for a significant portion of our revenues.

     Goodwill. We review the carrying value of all our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs, and appropriate discount rates based on the Company’s weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. We had $2,466.2 million of goodwill as of June 30, 2006. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

     Stock-Based Compensation. SFAS No. 123R requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binominal option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions are subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options. Prior to July 1, 2005, we followed APB No. 25, and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to our stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

     We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective July 1, 2005.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP
New York, NY
August 28, 2006

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2006	2005	2004

Revenues, other than interest on funds held for Employer Services’ clients and PEO revenues	$7,628.0	$6,985.3	$6,457.0
Interest on funds held for Employer Services’ clients	549.8	421.4	355.4
PEO revenues (A)	703.7	577.0	467.0
Total revenues	8,881.5	7,983.7	7,279.4
Operating expenses	4,289.5	3,764.8	3,308.7
Selling, general and administrative expenses	2,035.1	1,832.8	1,789.7
Systems development and programming costs	589.8	550.3	523.7
Depreciation and amortization	288.6	273.9	277.1
Other income, net	(64.5)	(31.2)	(54.7)
	7,138.5	6,390.6	5,844.5
Earnings from continuing operations before income taxes	1,743.0	1,593.1	1,434.9
Provision for income taxes	670.6	594.8	537.2
Net earnings from continuing operations	1,072.4	998.3	897.7
Earnings from discontinued operations, net of provision for income taxes of $123.2, $27.7 and $21.7 for
the three years ended June 30, 2006, 2005 and 2004, respectively	481.6	57.1	37.9
Net earnings	$1,554.0	$1,055.4	$935.6

Basic earnings per share from continuing operations	$1.87	$1.71	$1.52
Basic earnings per share from discontinued operations	0.84	0.10	0.06
Basic earnings per share	$2.70	$1.81	$1.58

Diluted earnings per share from continuing operations	$1.85	$1.69	$1.50
Diluted earnings per share from discontinued operations	0.83	0.10	0.06
Diluted earnings per share	$2.68	$1.79	$1.56

Basic weighted average shares outstanding	574.8	583.2	591.7
Diluted weighted average shares outstanding	580.3	590.0	598.7

(A)     Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs of $6,977.0, $5,499.2 and $4,237.0, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2006	2005

Assets
Current assets:
Cash and cash equivalents	$1,900.6	$853.6
Short-term marketable securities (includes $40.3 and $204.7 of segregated securities deposited with clearing organizations or segregated for regulatory purposes at
June 30, 2006 and 2005, respectively)	367.9	695.8
Accounts receivable, net	1,202.4	1,121.7
Securities clearing receivables	836.8	965.2
Other current assets	452.4	571.4
Assets of discontinued operations	--	662.2
Total current assets	4,760.1	4,869.9
Long-term marketable securities	334.0	447.9
Long-term receivables, net	215.4	186.9
Property, plant and equipment, net	782.4	637.9
Other assets	830.1	813.8
Goodwill	2,466.2	2,185.8
Intangible assets, net	618.0	575.7
Total assets before funds held for clients	10,006.2	9,717.9
Funds held for clients	17,483.9	17,897.5
Total assets	$27,490.1	$27,615.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207.3	$192.7
Accrued expenses and other current liabilities	1,546.4	1,511.3
Securities clearing payables	613.6	745.2
Income taxes payable	205.7	192.5
Liabilities of discontinued operations	19.7	220.1
Total current liabilities	2,592.7	2,861.8
Long-term debt	74.3	75.7
Other liabilities	373.4	333.4
Deferred income taxes	123.7	238.7
Deferred revenues	527.0	462.7
Total liabilities before client funds obligations	3,691.1	3,972.3
Client funds obligations	17,787.4	17,859.2
Total liabilities	21,478.5	21,831.5

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	--	--
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued, 638.7 shares at
June 30, 2006 and 2005	63.9	63.9
Capital in excess of par value	157.4	--
Deferred compensation	--	(13.3)
Retained earnings	9,111.4	7,966.0
Treasury stock - at cost: 77.3 and 58.5 shares, respectively	(3,194.8)	(2,246.8)
Accumulated other comprehensive (loss) income	(126.3)	14.1
Total stockholders’ equity	6,011.6	5,783.9
Total liabilities and stockholders’ equity	$27,490.1	$27,615.4

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In millions, except per share amounts)

								Accumulated
	Common		Capital in					Other
	Stock		Excess of	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income	Income (Loss)
Balance at June 30, 2003	638.7	$63.9	$225.9	$(14.6)	$6,710.9	$(1,773.4)		$158.8
Net earnings	--	--	--	--	935.6	--	$935.6	--
Foreign currency translation adjustments							17.1	17.1
Unrealized net loss on securities, net of tax							(196.3)	(196.3)
Minimum pension liability adjustment, net
of tax							0.9	0.9
Comprehensive income							$757.3

Stock plans and related tax benefits	--	--	(122.6)	(2.4)	--	371.8		--
Treasury stock acquired (15.8 shares)	--	--	--	--	--	(648.9)		--
Acquisitions	--	--	--	--	--	0.5		--
Debt conversion (0.4 shares)	--	--	(6.7)	--	--	16.8		--
Dividends ($.5400 per share)	--	--	--	--	(319.6)	--		--
Balance at June 30, 2004	638.7	63.9	96.6	(17.0)	7,326.9	(2,033.2)		(19.5)
Net earnings	--	--	--	--	1,055.4	--	$1,055.4	--
Foreign currency translation adjustments							52.5	52.5
Unrealized net loss on securities, net of tax							(16.8)	(16.8)
Minimum pension liability adjustment, net
of tax							(2.1)	(2.1)
Comprehensive income							$1,089.0

Stock plans and related tax benefits	--	--	(94.5)	3.7	(63.6)	373.6		--
Treasury stock acquired (14.1 shares)	--	--	--	--	--	(591.4)		--
Acquisitions	--	--	--	--	--	0.6		--
Debt conversion (0.1 shares)	--	--	(2.1)	--	--	3.6		--
Dividends ($.6050 per share)	--	--	--	--	(352.7)	--		--
Balance at June 30, 2005	638.7	63.9	--	(13.3)	7,966.0	(2,246.8)		14.1
Net earnings	--	--	--	--	1,554.0	--	$1,554.0	--
Foreign currency translation adjustments							80.2	80.2
Unrealized net loss on securities, net of tax							(221.0)	(221.0)
Minimum pension liability adjustment, net
of tax							0.4	0.4
Comprehensive income							$1,413.6

Elimination of deferred compensation upon
adoption of Statement of Financial
Accounting Standard No. 123R	--	--	(13.3)	13.3	--	--		--
Stock-based compensation expense	--	--	174.9	--	--	--		--
Stock plans and related tax benefits	--	--	(3.7)	--	--	375.6		--
Treasury stock acquired (29.6 shares)	--	--	--	--	--	(1,326.9)		--
Acquisitions	--	--	--	--	--	--		--
Debt conversion (0.1 shares)	--	--	(0.5)	--	--	3.3		--
Dividends ($.7100 per share)	--	--	--	--	(408.6)	--		--
Balance at June 30, 2006	638.7	$ 63.9	$157.4	$--	$9,111.4	$(3,194.8)		$(126.3)

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2006	2005	2004
Cash Flows From Operating Activities
Net earnings	$1,554.0	$1,055.4	$935.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	288.6	273.9	277.1
Deferred income taxes	33.9	21.9	106.2
Stock-based compensation expense	168.4	14.0	12.3
Pension expense	34.5	25.3	16.4
Realized gains (losses) from the sales of marketable securities	4.6	28.5	7.6
Amortization of premiums and discounts on available-for-sale securities	75.4	120.0	129.9
Gain on sale of discontinued operations business, net of tax	(452.8)	--	--
Impairment of assets of discontinued operations business	18.6	--	--
Other	32.9	(36.9)	43.5
Operating activities of discontinued operations	(11.5)	55.8	38.3
Changes in operating assets and liabilities, net of effects from acquistions and divestitures of businesses:
Decrease (increase) in securities deposited with clearing organizations or
segregated in compliance with federal regulations	164.4	(179.8)	--
Increase in receivables and other assets	(0.6)	(139.9)	(225.4)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(94.7)	266.2	43.9
Decrease (increase) in securities clearing receivables	128.4	(16.3)	--
Decrease in securities clearing payables	(131.6)	(54.7)	--
Net cash flows provided by operating activities	1,812.5	1,433.4	1,385.4
Cash Flows From Investing Activities
Purchases of marketable securities	(5,846.5)	(7,599.4)	(8,087.2)
Proceeds from the sales and maturities of marketable securities	4,955.0	6,629.1	5,339.3
Net (purchases of) proceeds from client funds securities	1,364.1	(3,765.6)	663.8
Change in client funds obligations	(174.3)	5,019.0	1,391.3
Capital expenditures	(292.3)	(187.3)	(188.0)
Additions to intangibles	(118.7)	(103.4)	(145.2)
Acquisitions of businesses, net of cash acquired	(336.7)	(404.4)	(172.4)
Proceeds from the sale of businesses	902.4	17.2	21.5
Other	12.3	4.6	(5.5)
Investing activities of discontinued operations	(13.1)	(47.7)	(136.4)
Net cash flows provided by (used in) investing activities	452.2	(437.9)	(1,318.8)
Cash Flows From Financing Activities
Payments of debt	(0.7)	(1.1)	(1.4)
Proceeds from issuance of notes	0.5	0.3	0.4
Repurchases of common stock	(1,299.9)	(584.4)	(629.9)
Proceeds from stock purchase plan and exercises of stock options	264.1	174.6	160.7
Excess tax benefit related to exercises of stock options	7.9	--	--
Dividends paid	(393.9)	(344.9)	(308.6)
Financing activities of discontinued operations	73.2	9.0	8.5
Net cash flows used in financing activities	(1,348.8)	(746.5)	(770.3)
Effect of exchange rate changes on cash and cash equivalents	9.3	13.4	6.5
Net change in cash and cash equivalents	925.2	262.4	(697.2)
Cash and cash equivalents, beginning of year	975.4	713.0	1,410.2
Cash and cash equivalents, end of year	1,900.6	975.4	713.0
Less cash and cash equivalents of discontinued operations, end of year	--	(121.8)	(108.2)
Cash and cash equivalents of continuing operations, end of year	$1,900.6	$853.6	$604.8

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Consolidation and Basis of Preparation. The consolidated financial statements include the financial results of Automatic Data Processing, Inc. and its majority-owned subsidiaries (the “Company” or “ADP”). Intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

B. Description of Business. The Company is a provider of technology-based outsourcing solutions to employers, the brokerage and financial services community, vehicle retailers and manufacturers. The Company classifies its operations into the following reportable segments: Employer Services, Brokerage Services, Securities Clearing and Outsourcing Services, Dealer Services and Other. “Other” consists primarily of miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005.

As further discussed in Note 4, on April 13, 2006, we completed the sale of the Claims Services business, which was previously reported in our “Other” segment, for $975 million. In addition, on January 20, 2006, we completed the sale of our Brokerage Services’ financial print business. In connection with the sale of both of these businesses, we have classified the results of operations of these businesses as discontinued operations.

C. Revenue Recognition. A majority of the Company’s revenues are attributable to fees for providing services (e.g., Employer Services’ payroll processing fees and Brokerage Services’ trade processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services’ client-related funds. The Company typically enters into agreements for a fixed fee per transaction (e.g., number of payees or number of trades). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured.

Interest income on collected but not yet remitted funds held for clients is earned on funds that are collected from clients and invested until remittance to the applicable tax agencies or clients’ employees. The interest earned on these funds is included in revenues because the collection, holding and remittance of these funds are critical components of providing these services.

The Company also recognizes revenues associated with the sale of software systems and associated software licenses. For a majority of the Company’s software sales arrangements, which provide hardware, software licenses, installation and post-contract customer support, revenues are recognized ratably over the software license term as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist.

Postage fees for client mailings are included in revenues and the associated postage expenses are included in operating expenses. Professional Employer Organization (“PEO”) revenues are included in revenues and are reported net of direct pass-through costs, which are costs billed and incurred for PEO worksite employees, primarily consisting of payroll wages and payroll taxes. Benefits and workers’ compensation fees for PEO worksite employees are included in PEO revenues and the associated costs are included in operating expenses.

Customer clearing security transactions and the related revenues, primarily consisting of customer margin interest, and expenses, primarily consisting of brokerage clearing expenses and interest expense, are recorded on a settlement date basis. Revenues for the fees charged to an introducing broker-dealer to process trades in clearing accounts are recorded on a trade-date basis.

D. Cash and Cash Equivalents. Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents.

E. Corporate Investments and Funds Held for Clients. All of the Company’s marketable securities are considered to be “trading” or “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. The Company’s trading securities represent securities that have been either pledged as collateral to exchanges and clearinghouses or segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements. Unrealized gains and losses on these trading securities are reflected in revenues, other than interest on funds held for Employer Services’ clients and PEO revenues on the Statements of Consolidated Earnings. For available-for-sale securities, unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive (loss) income, on the Consolidated Balance Sheets, until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and are included in other income, net.

If the market value of any available-for-sale security declines below cost and it is deemed to be other-than-temporary, an impairment charge is recorded to earnings for the difference between the carrying amount of the respective security and the fair value.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

F. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to automotive and truck dealerships. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return on the net investment over the term of each contract.

The allowance for doubtful accounts on long-term receivables is the Company’s best estimate of the amount of probable credit losses in the Company’s existing note receivables.

G. Property, Plant and Equipment. Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

Data processing equipment	2 to 5 years
Buildings	20 to 40 years
Furniture and fixtures	3 to 7 years

H. Securities Clearing Receivables and Payables. Receivables from and payables to clearing customers represent the amounts receivable from and payable to clearing customers in connection with cash and margin securities transactions. Receivables from customers are collateralized by securities that are not reflected on the Consolidated Balance Sheets.

Securities borrowed and loaned represents the amount of cash collateral advanced or received from other broker-dealers. Securities borrowed and securities loaned are recorded on the settlement date based upon the amount of cash advanced or received. The Company takes possession of securities borrowed, monitors the market value of securities borrowed and loaned and obtains additional collateral as appropriate.

I. Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. If an impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

J. Impairment of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

K. Foreign Currency Translation. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period, and revenues and expenses are translated at average exchange rates during the periods. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented. Gains or losses from balance sheet translation are included in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.

L. Derivative Financial Instruments. Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the Consolidated Balance Sheets with changes in the fair value of the derivatives recognized in either net earnings from continuing operations or accumulated other comprehensive (loss) income, depending on the timing and designated purpose of the derivative, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

(“SFAS No. 133”), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

M. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

		Effect of	Effect of
		Zero Coupon	Employee
		Subordinated	Compensation,
Years ended June 30,	Basic	Notes	Related Shares	Diluted

2006
Net earnings from continuing operations	$1,072.4	$1.0	$--	$1,073.4
Weighted average shares (in millions)	574.8	1.1	4.4	580.3
EPS from continuing operations	$1.87			$1.85

2005
Net earnings from continuing operations	$998.3	$1.0	$--	$999.3
Weighted average shares (in millions)	583.2	1.2	5.6	590.0
EPS from continuing operations	$1.71			$1.69

2004
Net earnings from continuing operations	$897.7	$1.4	$--	$899.1
Weighted average shares (in millions)	591.7	1.5	5.5	598.7
EPS from continuing operations	$1.52			$1.50

Options to purchase 26.6 million, 34.6 million and 36.9 million shares of common stock for fiscal 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the fiscal year.

N. Stock-Based Compensation. As further discussed in Note 14, the Company adopted SFAS No. 123R, effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. The adoption of this standard requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to the Company’s stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.

O. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes costs in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

P. Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes certain costs of computer software to be sold, leased or otherwise marketed in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company’s policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires considerable judgment by management and in many instances is only attained a short time prior to the general release of the software. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized over a three-year period on a straight-line basis. Maintenance-related costs are expensed as incurred.

Q. Income Taxes. The provisions for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized.

R. Recently Issued Accounting Pronouncement. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on July 1, 2006 and will apply its provisions on a prospective basis when applicable.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation in the period in which it is incurred if the liability’s fair value can be reasonably estimated. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations,”

refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 as of June 30, 2006 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2006	2005	2004

Interest income on corporate funds	$(141.9)	$(92.0)	$(78.3)
Interest expense	72.8	32.3	16.0
Realized gains on available-for-sale securities	(13.3)	(10.7)	(9.7)
Realized losses on available-for-sale securities	17.9	39.2	17.3
Other income, net	$(64.5)	$(31.2)	$(54.7)

Proceeds from the sales and maturities of marketable securities were $4,955.0 million, $6,629.1 million and $5,339.3 million for fiscal 2006, 2005 and 2004, respectively.

NOTE 3. ACQUISITIONS AND DIVESTITURES

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Statements of Consolidated Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses.

The Company acquired five businesses in fiscal 2006 for approximately $351.4 million, net of cash acquired. These acquisitions resulted in approximately $362.5 million of goodwill. Intangible assets acquired, which totaled approximately $74.7 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 10 years. In addition, the Company made $0.7 million of contingent payments relating to previously consummated acquisitions. As of June 30, 2006, the Company had contingent consideration remaining for all transactions of approximately $67.9 million, which is payable over the next 5 years, subject to the acquired entity’s achievement of specified revenue, earnings and/or development targets.

The Company acquired five businesses in fiscal 2005 for approximately $393.4 million, net of cash acquired. These acquisitions resulted in approximately $162.1 million of goodwill. Intangible assets acquired, which totaled approximately $30.0 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 8 years. In addition, the Company made $11.5 million of contingent payments (including $0.5 million in common stock) relating to previously consummated acquisitions.

The largest acquisition in fiscal 2005 was the acquisition, on November 1, 2004, of the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation (“U.S. Clearing and BrokerDealer Business”), which provides third-party clearing operations. The Company formed the Securities Clearing and Outsourcing Services segment to report the results of the acquired business. The acquisition of the U.S. Clearing and BrokerDealer Business enables the Company to provide execution, clearing, and customer financing (such as margin lending); securities borrowing to facilitate customer short sales to clearing clients; and outsourcing services for a variety of clearing and custody-related functions.

The Company acquired five businesses in fiscal 2004 for approximately $148.4 million, net of cash acquired. These acquisitions resulted in approximately $105.6 million of goodwill. Intangible assets acquired, which totaled approximately $40.2 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 12 years. In addition, the Company made contingent payments totaling $24.5 million (including $0.5 million in common stock) relating to previously consummated acquisitions.

The acquisitions discussed above for fiscal 2006, 2005 and 2004 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

As further discussed in Note 4, the Company divested two businesses in fiscal 2006 and classified the results of operations of these businesses as discontinued operations. The Company divested two and four businesses in fiscal 2005 and 2004, respectively, for $17.2 million and $21.5 million, respectively, and the divestitures of these businesses were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows in fiscal 2005 and 2004.

NOTE 4. DISCONTINUED OPERATIONS

On February 8, 2006, the Company entered into a definitive agreement to sell its Claims Services business to Solera, Inc. for $975.0 million in cash. The Company completed the sale of its Claims Services business on April 13, 2006, which resulted in a gain of $560.9 million, or $452.8 million after tax, and net cash from the transaction of approximately $760 million. The Claims Services business was a separate operating segment of the Company and was reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of operations of this business as discontinued operations.

On January 20, 2006, the Company completed the sale of its Brokerage Services’ financial print business for $7.5 million in cash. The Company has classified the results of operations of this business as discontinued operations. In connection with the plan to dispose of the Brokerage Services’ financial print business, the Company recorded an impairment charge of $18.6 million in order to reflect the assets of this business at fair value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment charge is included in the earnings from discontinued operations on the Statements of Consolidated Earnings.

Operating results of these discontinued operations were as follows:

Years ended June 30,	2006	2005	2004

Revenues	$381.7	$515.4	$475.5
Earnings from discontinued operations before income taxes	43.9	84.8	59.6
Provision for income taxes	(15.1)	(27.7)	(21.7)
Net earnings from discontinued operations before gain on disposal of
discontinued operations	28.8	57.1	37.9
Gain on disposal of discontinued operations, net of provision for
income taxes of $108.1 at June 30, 2006	452.8	--	--
Net earnings from discontinued operations	$481.6	$57.1	$37.9

     The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2006 and 2005.

June 30,	2006	2005

Assets:
Cash	$--	$121.8
Accounts receivable, net	--	85.5
Property, plant and equipment, net	--	46.8
Goodwill	--	222.7
Intangible assets, net	--	159.0
Deferred tax assets	--	11.6
Other assets	--	14.8
Total	$--	$662.2

Liabilities:
Accounts payable	$--	$31.4
Accrued expenses	5.1	104.3
Income taxes payable	14.6	22.9
Deferred tax liabilities	--	52.3
Other liabilities	--	9.2
Total	$19.7	$220.1

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2006 and 2005 are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Type of issue:
Money market securities and other cash equivalents	$6,433.3	--	--	$6,433.3
Trading securities:
U.S. Treasury and direct obligations of U.S. government
agencies	40.3	--	--	40.3
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government
agencies	6,441.5	0.1	(165.0)	6,276.6
Asset backed securities	2,214.1	0.3	(40.8)	2,173.6
Corporate bonds	3,564.7	0.2	(75.9)	3,489.0
Canadian government obligations and Canadian
government agency obligations	838.1	0.1	(11.5)	826.7
Other debt securities	867.3	0.1	(20.5)	846.9
Total available-for-sale securities	13,925.7	0.8	(313.7)	13,612.8
Total corporate investments and funds held for clients	$20,399.3	$0.8	$(313.7)	$20,086.4

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Type of issue:
Money market securities and other cash equivalents	$6,688.6	--	--	$6,688.6
Trading securities:
U.S. Treasury and direct obligations of U.S. government
agencies	204.7	--	--	204.7
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government
agencies	6,573.3	48.2	(30.3)	6,591.2
Asset backed securities	1,815.2	8.6	(11.3)	1,812.5
Corporate bonds	2,684.8	8.7	(15.3)	2,678.2
Canadian government obligations and Canadian
government agency obligations	894.3	20.5	(0.3)	914.5
Other debt securities	999.5	8.5	(3.8)	1,004.2
Other equity securities	1.5	--	(0.6)	0.9
Total available-for-sale securities	12,968.6	94.5	(61.6)	13,001.5
Total corporate investments and funds held for clients	$19,861.9	$94.5	$(61.6)	$19,894.8

Classification of investments on the Consolidated Balance Sheets is as follows:

June 30,	2006	2005

Corporate investments:
Cash and cash equivalents	$1,900.6	$853.6
Short-term marketable securities	367.9	695.8
Long-term marketable securities	334.0	447.9
Total corporate investments	2,602.5	1,997.3
Funds held for clients	17,483.9	17,897.5
Total corporate investments and funds held for clients	$20,086.4	$19,894.8

The Company’s trading securities include $40.3 million and $27.9 million at June 30, 2006 and 2005, respectively, that have been pledged as collateral to exchanges and clearinghouses. Additionally, at June 30, 2005, $176.8 million of trading securities have been segregated for the exclusive benefit of our Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements.

At June 30, 2006, approximately 95% of our available-for-sale securities held a AAA or AA rating, as rated by Moody’s, Standard & Poor’s and Dominion Bond Rating Service.

Available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2006 are as follows:

	Unrealized		Unrealized		Total
	losses	Fair market	losses	Fair market	gross	Total fair
	less than	value less than	greater than	value greater	unrealized	market
	12 months	12 months	12 months	than 12 months	losses	value

U.S. Treasury and direct obligations of
U.S. government agencies	$(103.9)	$4,044.7	$(61.1)	$2,195.4	$(165.0)	$6,240.1
Asset backed securities	(34.6)	1,821.5	(6.2)	274.6	(40.8)	2,096.1
Corporate bonds	(54.7)	2,555.3	(21.2)	810.5	(75.9)	3,365.8
Canadian government obligations and
Canadian government agency
obligations	(11.4)	716.7	(0.1)	5.2	(11.5)	721.9
Other debt securities	(18.3)	694.0	(2.2)	120.2	(20.5)	814.2
Other equity securities	--	--	--	--	--	--

	$(222.9)	$9,832.2	$(90.8)	$3,405.9	$(313.7)	$13,238.1

The Company believes its available-for-sale securities that have fair values below cost are not other-than-temporarily impaired since it is probable that the principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was primarily due to changes in interest rates and not changes to credit risk. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery and/or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Expected maturities of available-for-sale securities at June 30, 2006 are as follows:

Maturity Dates:
Due in one year or less	$2,821.8
Due after one year up to two years	2,656.2
Due after two years up to three years	2,563.7
Due after three years up to four years	2,878.6
Due after four years up to ten years	2,692.5
Total available-for-sale securities	$13,612.8

NOTE 6. RECEIVABLES

Accounts receivable is net of an allowance for doubtful accounts of $43.2 million and $43.6 million at June 30, 2006 and 2005, respectively.

The Company’s receivables for the financing of the sale of computer systems, most of which are due from automotive, heavy truck and powersports dealers, are reflected on the Consolidated Balance Sheets as follows:

June 30,	2006		2005
	Current	Long-term	Current	Long-term

Receivables	$172.1	$239.6	$153.3	$210.9
Less:
Allowance for doubtful accounts	(4.8)	(7.7)	(5.0)	(8.2)
Unearned income	(18.2)	(16.5)	(16.9)	(15.8)
	$149.1	$215.4	$131.4	$186.9

Long-term receivables at June 30, 2006 mature as follows:

2008	$121.5
2009	80.0
2010	28.6
2011	9.2
2012	0.3
$239.6

NOTE 7. SECURITIES CLEARING AND OUTSOURCING SERVICES

Securities clearing receivables and payables consist of the following:

June 30,	2006	2005

Receivables:
Clearing customers	$552.0	$473.3
Securities borrowed	100.7	122.3
Broker-dealers and other	63.3	148.1
Clearing organizations	27.7	87.0
Securities failed to deliver	93.1	134.5
Total	$836.8	$965.2

Payables:
Clearing customers	$449.7	$454.2
Securities loaned	5.8	117.3
Broker-dealers and other	90.8	114.5
Securities failed to receive	67.3	59.2
Total	$613.6	$745.2

Securities failed to deliver and failed to receive represent the contract value of securities that have not been delivered or received as of the settlement date. Securities failed to receive transactions are recorded at the amount for which the securities were purchased, and are paid upon receipt of the securities from other brokers or dealers. In the case of aged securities failed to receive, the Company may purchase the underlying security in the market and seek reimbursement for losses from the counterparty.

As of June 30, 2006, the Company had received collateral, primarily in connection with securities borrowed and customer margin loans, with a market value of approximately $5,178.9 million, which it can sell or repledge. Of this amount, approximately $283.7 million had been pledged or sold as of June 30, 2006 in connection with securities loaned and deposits with clearing organizations.

The Securities Clearing and Outsourcing Services segment is comprised of one subsidiary, which is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At June 30, 2006, the aggregate net capital of such subsidiary was $224.0 million, exceeding the net capital requirement by $209.4 million. This subsidiary has secured unlimited Securities Investor Protection Corporation (“SIPC”) insurance coverage for its customers. Under the terms of the unlimited excess SIPC insurance coverage, this subsidiary is required to maintain net capital of $200.0 million.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2006 and 2005 are as follows:

June 30,	2006	2005

Property, plant and equipment:
Land and buildings	$646.5	$506.7
Data processing equipment	695.0	635.4
Furniture, leaseholds and other	607.2	560.9
	1,948.7	1,703.0

Less: accumulated depreciation	(1,166.3)	(1,065.1)
Property, plant and equipment, net	$782.4	$637.9

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2006 and 2005 are as follows:

			Securities
			Clearing and
	Employer	Brokerage	Outsourcing	Dealer
	Services	Services	Services	Services	Other	Total
Balance as of June 30, 2004	$1,305.5	$365.6	$--	$324.1	$9.1	$2,004.3
Additions	5.0	1.8	129.1	31.6	--	167.5
Sale of businesses	--	--	--	(1.4)	--	(1.4)
Currency translation adjustments	14.2	0.7	--	0.3	0.2	15.4
Balance as of June 30, 2005	$1,324.7	$368.1	$129.1	$354.6	$9.3	$2,185.8
Additions	2.0	0.9	(18.7)	360.6	--	344.8
Adjustments to previously recognized
purchase price	(93.8)	(0.6)	--	(5.3)	--	(99.7)
Currency translation adjustments	13.3	1.6	--	20.1	0.3	35.3
Balance as of June 30, 2006	$1,246.2	$370.0	$110.4	$730.0	$9.6	$2,466.2

The Company completed a review of income tax amounts which were recorded as part of certain international acquisitions completed in prior years. As a result of this review, the Company recorded an adjustment to reduce previously recognized goodwill of $99.7 million and previously recognized income tax amounts of the same amount, which were recorded within income taxes payable and deferred tax liabilities on the Consolidated Balance Sheets. The effect of these adjustments corrects the goodwill and related income taxes payable and deferred income tax liability balances as they relate to these respective acquisitions. The Company has not restated the prior period financial statements since the amounts are not material to the statements of financial position and this adjustment had no impact to the results of operations or cash flows in any prior year period.

During fiscal 2006, 2005 and 2004, the Company performed the required impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

June 30,	2006	2005

Intangibles:
Software and software licenses	$833.6	$752.5
Customer contracts and lists	624.2	539.6
Other intangibles	332.3	315.4
	1,790.1	1,607.5
Less: accumulated amortization	(1,172.1)	(1,031.8)
Intangible assets, net	$618.0	$575.7

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 11 years for customer contracts and lists, and 9 years for other intangibles). Amortization of intangibles recorded within depreciation and amortization on the Statements of Consolidated Earnings totaled $127.6 million, $131.6 million and $131.5 million for fiscal 2006, 2005 and 2004, respectively. Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

2007	$148.8
2008	$119.7
2009	$71.8
2010	$51.0
2011	$38.4

NOTE 10. SHORT-TERM FINANCING

In June 2006, the Company entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated on June 28, 2006. The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively. The Company also has a $1.5 billion credit facility that matures in June 2010. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2006 under the current or prior credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.0 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime 1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At June 30, 2006 and 2005, there was no commercial paper outstanding. During fiscal 2006 and 2005, the Company’s average borrowings were $1.4 billion and $1.0 billion, respectively, at a weighted average interest rate of 4.1% and 2.1%, respectively. The weighted average maturity of the Company’s commercial paper during fiscal 2006 and 2005 was less than two days for both fiscal years.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2006 and 2005, there were no outstanding obligations under repurchase agreements. During fiscal 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $165.7 million and $300.2 million, respectively, at an average interest rate of 3.5% and 1.9%, respectively.

NOTE 11. DEBT

Components of long-term debt are as follows:

June 30,	2006	2005

Zero coupon convertible subordinated notes (5.25% yield)	$30.5	$31.7
Industrial revenue bonds (with variable interest rates from
1.83% to 4.34%)	36.6	36.5
Other	7.4	7.7
	74.5	75.9
Less: current portion	(0.2)	(0.2)
	$74.3	$75.7

The zero coupon convertible subordinated notes have a face value of approximately $41.2 million at June 30, 2006 and mature February 20, 2012, unless converted or redeemed earlier. At June 30, 2006, the notes were convertible into approximately 1.1 million shares of the Company’s common stock. The notes are callable at the option of the Company, and the holders of the notes can convert into common stock at any time or require redemption in fiscal 2007. During fiscal 2006 and 2005, approximately $3.8 million and $2.9 million face value of notes were converted, respectively. As of June 30, 2006 and 2005, the quoted market prices for the zero coupon notes were approximately $48.3 million and $48.9 million, respectively. The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Long-term debt repayments at June 30, 2006 are due as follows:

2008	$0.3
2009	16.4
2010	--
2011	--
2012	29.6
Thereafter	28.0
$74.3

Cash payments relating to interest were approximately $67.4 million, $25.7 million and $13.9 million in fiscal 2006, 2005 and 2004, respectively.

NOTE 12. FOREIGN CURRENCY RISK MANAGEMENT PROGRAMS

During fiscal 2006, the Company had an outstanding foreign exchange forward contract to hedge against foreign exchange fluctuations on a Canadian dollar-denominated short-term intercompany loan. This forward contract did not qualify for foreign currency fair value hedge accounting treatment in accordance with SFAS No. 133 and, therefore, was recorded at fair value with any gains or losses recognized in current period earnings. In fiscal 2006, the Company recorded foreign exchange net losses of $4.0 million on the re-measurement of this foreign exchange forward contract, which offset the foreign exchange net gains of $4.4 million recorded on the re-measurement of the Company’s Canadian dollar-denominated short-term intercompany loan. Both the Company’s foreign exchange forward contract and Canadian dollar-denominated short-term intercompany loan matured in April 2006. The cash flows from the Company’s derivative contract are reflected as operating activities in the Consolidated Statements of Cash Flows. The Company does not hold any derivative instruments for trading purposes.

NOTE 13. FUNDS HELD FOR CLIENTS AND CLIENT FUNDS OBLIGATIONS

As part of its integrated payroll and payroll tax filing services, the Company impounds funds for federal, state and local employment taxes from approximately 421,000 clients; handles regulatory payroll tax filings, correspondence, amendments, and penalty and interest disputes; remits the funds to the appropriate tax agencies; and handles other employer-related services. In addition to fees paid by clients for these services, the Company receives interest during the interval between the receipt and disbursement of these funds by investing the funds primarily in fixed-income instruments. The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services varies significantly during the fiscal year, and averaged approximately $13,566.1 million, $12,263.9 million and $11,086.8 million in fiscal 2006, 2005 and 2004, respectively.

NOTE 14. EMPLOYEE BENEFIT PLANS

A. Stock Plans. As discussed in Note 1, effective July 1, 2005, the Company adopted SFAS No. 123R utilizing the modified prospective method. Accordingly, prior period amounts have not been restated. SFAS No. 123R requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), will be recognized in net earnings in the periods after the date of adoption. Stock-based compensation primarily consists of the following:

  Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock at the dates of grant. Stock options are issued under a grade vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. In fiscal 2005, the Company reduced the amount of stock options issued by approximately one-third. In fiscal 2007, the Company will be reducing the number of stock options issued to employees and replacing these awards with the issuance of performance-based restricted stock.

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

  Restricted Stock. The Company has a restricted stock program under which shares of common stock have been sold at par value to certain key employees. These shares are restricted as to transfer and in certain circumstances must be resold to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $168.4 million, $14.0 million and $12.3 million was recognized in earnings from continuing operations in fiscal 2006, 2005 and 2004, respectively, as well as related tax benefits of $49.3 million, $5.5 million, and $4.6 million, respectively:

Years ended June 30,	2006	2005	2004

Operating expenses	$30.9	$--	$--
Selling, general and administrative expenses	105.6	14.0	12.3
System development and programming costs	31.9	--	--
Total stock-based compensation expense included in earnings from
continuing operations before income taxes	$168.4	$14.0	$12.3
Total stock-based compensation expense included in earnings from
discontinued operations before income taxes	6.5	0.6	0.3
Total stock-based compensation expense	$174.9	$14.6	$12.6

The total stock-based compensation expense included in earnings from continuing operations before income taxes includes expenses related to restricted stock awards of $19.7 million, $14.0 million and $12.3 million within selling, general and administrative expenses in fiscal 2006, 2005 and 2004, respectively. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $144.5 million, $15.8 million and $26.8 million respectively, which will be amortized over the weighted-average remaining requisite service period of 1.3 years, 0.8 years and 1.2 years, respectively.

A summary of changes in the stock option plans for the three fiscal years ended June 30, 2006 is as follows:

	Number of Options			Weighted Average Price
	(in thousands)			(in dollars)
Years ended June 30,	2006	2005	2004	2006	2005	2004

Options outstanding,
beginning of year	70,395	70,159	60,958	$42	$42	$41
Options granted	9,189	8,698	18,080	$44	$43	$41
Options exercised	(7,677)	(4,012)	(4,557)	$33	$28	$24
Options canceled	(5,170)	(4,450)	(4,322)	$46	$45	$46
Options outstanding, end of year	66,737	70,395	70,159	$43	$42	$42
Options exercisable, end of year	38,044	36,992	32,140	$43	$42	$40
Shares available for future grants,
end of year	14,164	18,183	22,431
Shares reserved for issuance under
stock option plans	80,901	88,578	92,590

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2006 was $243.9 million and $160.8 million, respectively, and the aggregate intrinsic value for stock options exercised during fiscal 2006 was $97.7 million. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in income taxes payable). SFAS No. 123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the stock options exercised) from the date of adoption of SFAS No. 123R to be classified as financing cash flows. Therefore, excess tax benefits for fiscal 2006 have been classified as financing cash flows.

Summarized information about stock options outstanding as of June 30, 2006 is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	of Options	Life	Price	of Options	Price
Range	(in thousands)	(in years)	(in dollars)	(in thousands)	(in dollars)

Under $15	10	2.5	$ 9	10	$ 9
$15 to $25	1,038	0.7	$23	1,037	$23
$25 to $35	7,942	4.7	$32	5,977	$31
$35 to $45	38,238	7.0	$42	15,751	$41
$45 to $55	15,195	5.8	$49	11,133	$50
Over $55	4,314	4.2	$60	4,136	$60

During fiscal 2006, the Company issued 2.6 million shares in connection with the employee stock purchase plan offering that vested on December 31, 2005. The Company expects to issue approximately 2.4 million and 2.5 million shares for the employee stock purchase plan offerings that vest on December 31, 2006 and 2007, respectively. The Company issued 478 thousand shares of restricted stock during fiscal 2006.

The following table illustrates the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for periods prior to adoption of SFAS No. 123R.

Years ended June 30,	2005	2004

Net earnings from continuing operations, as reported	$998.3	$897.7
Add: Stock-based employee compensation expense
included in reported net earnings from continuing
operations, net of related tax effects	8.5	7.7
Deduct: Total stock-based employee compensation
expense determined using the fair value-based
method for all awards, net of related tax effects	(133.0)	(115.0)
Pro forma net earnings from continuing operations	$873.8	$790.4

Earnings per share from continuing operations:
Basic – as reported	$1.71	$1.52
Basic – pro forma	$1.50	$1.34

Diluted – as reported	$1.69	$1.50
Diluted – pro forma	$1.48	$1.32

The fair value of each stock option issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model. For stock options issued on or after January 1, 2005, the fair value of each stock option was estimated on the date of grant using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial option-pricing model and represents the period of time that options granted are expected to be outstanding.

The fair value for these instruments was estimated at the date of grant with the following assumptions:

Years ended June 30,	2006	2005	2004

Risk-free interest rate	4.0% - 4.6%	2.1% - 4.2%	3.9% - 4.5%
Dividend yield	1.4% - 1.7%	1.2% - 1.4%	1.0% - 1.1%
Volatility factor	17.1% - 24.7%	26.2% - 29.2%	29.0% - 29.3%
Expected life (in years):
Stock options	5.5 - 5.6	5.5 - 6.5	6.5
Stock purchase plans	2.0	2.0	2.0
Weighted average fair value (in dollars):
Stock options	$10.89	$11.38	$13.96
Stock purchase plans	$9.76	$12.66	$11.95

B. Pension Plans. The Company has a defined benefit cash balance pension plan covering substantially all U.S. employees, under which employees are credited with a percentage of base pay plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested on completion of five years of service. The Company’s policy is to make contributions within the range determined by generally accepted actuarial principles. In addition, the Company has various retirement plans for its non-U.S. employees and maintains a Supplemental Officer Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation.

A June 30 measurement date was used in determining the Company’s benefit obligations and fair value of plan assets.

The Company’s pension plans funded status as of June 30, 2006 and 2005 is as follows:

June 30,	2006	2005

Change in plan assets:
Fair value of plan assets at beginning of year	$790.1	$678.0
Acquisitions	--	22.2
Actual return on plan assets	69.0	56.2
Employer contributions	4.1	48.1
Benefits paid	(18.6)	(14.4)
Divestitures	(22.8)	--
Fair value of plan assets at end of year	$821.8	$790.1

Change in benefit obligation:
Benefit obligation at beginning of year	$787.1	$636.7
Acquisitions	--	26.4
Service cost	31.6	30.6
Interest cost	39.6	39.0
Actuarial and other (gains) losses	(48.1)	68.8
Benefits paid	(18.6)	(14.4)
Divestitures	(28.9)	--
Projected benefit obligation at end of year	$762.7	$787.1

Funded status - plan assets less benefit obligations	$59.1	$3.0
Unrecognized net actuarial loss due to different
experience than assumed	213.5	296.2
Prepaid pension cost	$272.6	$299.2

The accumulated benefit obligation for all defined benefit pension plans was $756.8 million and $778.9 million at June 30, 2006 and 2005, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were $84.4 million, $81.4 million and $34.1 million, respectively, as of June 30, 2006, and $109.9 million, $104.6 million and $49.7 million, respectively, as of June 30, 2005.

The components of net pension expense included in continuing operations were as follows:

Years ended June 30,	2006	2005	2004

Service cost - benefits earned
during the period	$31.6	$29.6	$23.0
Interest cost on projected benefits	39.6	37.7	33.7
Expected return on plan assets	(56.0)	(53.1)	(50.5)
Net amortization and deferral	19.3	11.1	10.2
	$34.5	$25.3	$16.4

Assumptions used to determine the actuarial present value of benefit obligations generally were:

Years ended June 30,	2006	2005
Discount rate	6.25%	5.25%
Increase in compensation levels	6.00%	6.00%
Assumptions used to determine the net pension expense generally were:
Years ended June 30,	2006	2005
Discount rate	5.25%	6.00%
Expected long-term rate of return on assets	7.25%	7.25%
Increase in compensation levels	6.00%	6.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The long-term expected rate of return on assets assumption is 7.25%. This percentage has been determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company’s pension plans’ weighted average asset allocations at June 30, 2006 and 2005 by asset category were as follows:

	2006	2005

United States Fixed Income Securities	32%	35%
United States Equity Securities	48%	48%
International Equity Securities	20%	17%
Total	100%	100%

The Company’s pension plans’ asset investment strategy is designed to ensure prudent management of assets, consistent with long-term return objectives and the prompt fulfillment of all pension plan obligations. The investment strategy and asset mix were developed in coordination with an asset liability study conducted by external consultants to maximize the funded ratio with the least amount of volatility.

The pension plans’ assets are currently invested in various asset classes with differing expected rates of return, correlations and volatilities, including large capitalization and small capitalization U.S. equities, international equities, and U.S. fixed income securities and cash.

The target asset allocation ranges are as follows:

United States Fixed Income Securities	30 – 40%
United States Equity Securities	45 – 55%
International Equity Securities	12 – 20%
Total Equities	60 – 70%

The pension plans’ fixed income portfolio is designed to match the duration and liquidity characteristics of the pension plans’ liabilities. In addition, the pension plans invest only in investment-grade debt securities to ensure preservation of capital. The pension plans’ equity portfolios are subject to diversification guidelines to reduce the impact of losses in single investments. Investment managers are prohibited from buying or selling commodities and from the short selling of securities.

None of the pension plans’ assets are directly invested in the Company’s stock, although the pension plans may hold a minimal amount of Company stock to the extent of the Company’s participation in the S&P 500 Index.

Contributions

The expected amount of contribution to the Company’s pension plans is approximately $20 million in fiscal 2007.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2007 to 2011 are $29.6 million, $37.1 million, $41.3 million, $45.8 million and $52.0 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2012 to 2016 are $365.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligation at June 30, 2006 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 35% of their compensation annually and allows highly compensated employees to contribute up to 10% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $44.5 million, $40.2 million and $34.6 million for calendar years ending December 31, 2005, 2004 and 2003, respectively.

NOTE 15. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2006	2005	2004

Earnings from continuing operations before income taxes:
United States	$1,547.4	$1,419.6	$1,289.5
Foreign	195.6	173.5	145.4
	$1,743.0	$1,593.1	$1,434.9

The provision for income taxes consists of the following components:

Years ended June 30,	2006	2005	2004

Current:
Federal	$501.9	$463.7	$347.9
Foreign	86.8	62.8	62.2
State	48.0	46.4	20.9
Total current	636.7	572.9	431.0

Deferred:
Federal	40.0	15.3	96.6
Foreign	(8.8)	4.9	(12.2)
State	2.7	1.7	21.8
Total deferred	33.9	21.9	106.2
Total provision for income taxes	$670.6	$594.8	$537.2

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2006	%	2005	%	2004	%

Provision for taxes at U.S.
statutory rate	$610.0	35.0	$557.6	35.0	$502.2	35.0
Increase in provision from:
State taxes, net of federal tax	32.9	1.9	31.2	2.0	27.8	1.9
Non-deductible stock-based
compensation expense	14.3	0.8	--	--	--	--
Tax on repatriated earnings	10.0	0.6	--	--	--	--
Other	3.4	0.2	6.0	0.3	7.2	0.5
	$670.6	38.5	$594.8	37.3	$537.2	37.4

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

June 30,	2006	2005

Deferred tax assets:
Accrued expenses not currently deductible	$197.5	$209.8
Unrealized investment losses, net	112.6	--
Net operating losses	35.1	32.3
Other	16.9	12.7
	362.1	254.8
Less: valuation allowances	(37.3)	(30.8)
Deferred tax assets – net	$324.8	$224.0

Deferred tax liabilities:
Unrealized investment gains, net	$--	$12.2
Accrued retirement benefits	52.0	114.3
Depreciation and amortization	316.5	247.5
Other	2.3	45.2
Deferred tax liabilities	$370.8	$419.2
Net deferred tax liabilities	$46.0	$195.2

There are $83.8 million and $61.2 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2006 and 2005, respectively. There are $1.1 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at both June 30, 2006 and 2005. There are $7.2 million and $18.8 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2006 and 2005, respectively.

Income taxes have not been provided on undistributed earnings of foreign subsidiaries as the Company considers such earnings to be permanently reinvested as of June 30, 2006 and 2005.

The Company has domestic and foreign net operating loss carry forwards of approximately $19.8 million and $85.6 million, respectively, at June 30, 2006.

The Company has recorded valuation allowances of $37.3 million and $30.8 million at June 30, 2006 and 2005, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized. A portion of the valuation allowances in the amounts of approximately $1.8 million and $1.9 million at June 30, 2006 and 2005, respectively, relate to net deferred tax assets which were recorded in purchase accounting. Any recognition of such amounts in future years will be a reduction to goodwill.

Income tax payments were approximately $675.6 million, $476.8 million and $527.4 million for fiscal 2006, 2005 and 2004, respectively.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA created a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of the Company’s fiscal year ending June 30, 2006. In connection with the sale of the Claims Services Business on April 13, 2006 and receipt of the related proceeds, the Company elected to apply the provisions of the AJCA to qualifying earnings repatriations in fiscal 2006. As approved by our Board of Directors in June 2006, approximately $250 million was repatriated under the AJCA. Income tax expense of approximately $10 million associated with this repatriation was recorded in the fourth quarter.

The Company is routinely examined by the Internal Revenue Service (the “IRS”) and tax authorities in countries in which it conducts business, as well as states in which it has significant business operations. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for fiscal 1998 through fiscal 2002 to be substantially completed in fiscal 2007. In addition, the IRS is conducting an examination of fiscal 2003 through fiscal 2006. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $327.0 million, $305.4 million and $310.3 million in fiscal 2006, 2005 and 2004, respectively, with minimum commitments at June 30, 2006 as follows:

Years ending June 30,

2007	$309.3
2008	229.4
2009	160.8
2010	117.5
2011	45.4
Thereafter	81.0
$943.4

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2006, the Company has purchase commitments of approximately $244.6 million relating to software and equipment purchases and maintenance contracts, of which $99.0 million relates to fiscal 2007, $46.9 million relates to fiscal 2008 and the remaining $98.7 million relates to fiscal 2009 through fiscal 2011.

From time to time the Company will extend a temporary subordinated loan (“TSL”) to its correspondent broker-dealers in the Securities Clearing and Outsourcing Services segment. In addition, the Company will provide committed revolving lines of credit. As of both June 30, 2006 and 2005, there were no TSL’s outstanding and unfunded committed revolving lines of credit totaled $5 million.

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

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the consolidated balance sheet in stockholders’ equity. Other comprehensive income (loss) was $(140.4) million, $33.6 million and $(178.3) million in fiscal 2006, 2005 and 2004, respectively. The accumulated balances for each component of other comprehensive income (loss) are as follows:

June 30,	2006	2005	2004

Currency translation adjustments	$80.3	$0.1	$(52.4)
Unrealized (loss) gain on available-for-sale
securities, net of tax	(200.3)	20.7	37.5
Minimum pension liability adjustment, net of tax	(6.3)	(6.7)	(4.6)
Accumulated other comprehensive income (loss)	$(126.3)	$14.1	$(19.5)

NOTE 18. FINANCIAL DATA BY SEGMENT

The Company manages its business operations through strategic business units and provides technology-based outsourcing solutions to employers, the brokerage and financial services community, vehicle retailers and manufacturers. Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units are aggregated into the following four reportable segments: Employer Services, Brokerage Services, Securities Clearing and Outsourcing Services and Dealer Services. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The fiscal 2005 and 2004 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2006 budgeted foreign exchange rates. In addition, an adjustment has been made for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are eliminated in consolidation and as such represent reconciling items to earnings from continuing operations before income taxes. Reportable segments’ assets include funds held for clients, but exclude corporate cash, corporate marketable securities and goodwill.

			Securities			Reconciling Items
			Clearing
			and				Client	Cost of
	Employer	Brokerage	Outsourcing	Dealer		Foreign	Fund	Capital
	Services	Services	Services	Services	Other	Exchange	Interest	Charge	Total

Year ended June 30, 2006
Revenues	$5,763.4	$1,852.8	$80.6	$1,132.4	$73.1	$36.0	$(56.8)	$--	$8,881.5
Earnings from continuing
operations before income
taxes	1,308.4	339.5	(30.3)	161.1	(135.1)	12.2	(56.8)	144.0	1,743.0
Assets	19,130.7	655.8	976.8	627.4	6,099.4	--	--	--	27,490.1
Capital expenditures
for continuing operations	88.1	32.7	1.6	45.1	121.7	--	--	--	289.2
Depreciation and amortization	253.6	66.6	15.2	73.2	24.0	--	--	(144.0)	288.6

Year ended June 30, 2005
Revenues	$5,261.3	$1,678.9	$61.5	$990.6	$84.5	$33.3	$(126.4)	$--	$7,983.7
Earnings from continuing
operations before income
taxes	1,149.3	301.1	(23.6)	149.8	2.6	5.8	(126.4)	134.5	1,593.1
Assets	19,483.3	668.2	1,248.3	486.3	5,729.3	--	--	--	27,615.4
Capital expenditures
for continuing operations	104.8	32.9	--	34.7	21.7	--	--	--	194.1
Depreciation and amortization	251.0	74.2	9.5	57.9	15.8	--	--	(134.5)	273.9

Year ended June 30, 2004
Revenues	$4,871.5	$1,586.5	$--	$900.3	$109.5	$(47.9)	$(140.5)	$--	$7,279.4
Earnings from continuing
operations before income
taxes	998.0	250.8	--	145.3	62.9	(7.1)	(140.5)	125.5	1,434.9
Assets	14,406.8	610.7	--	434.0	5,669.1	--	--	--	21,120.6
Capital expenditures
for continuing operations	95.7	36.3	--	33.9	22.1	--	--	--	188.0
Depreciation and amortization	246.2	82.7	--	50.5	23.2	--	--	(125.5)	277.1

Revenues and assets by geographic area are as follows:

	United
	States	Europe	Canada	Other	Total

Year ended June 30, 2006
Revenues	$7,437.7	$844.6	$477.1	$122.1	$8,881.5
Assets	$23,367.2	$1,791.9	$2,144.7	$186.3	$27,490.1

Year ended June 30, 2005
Revenues	$6,748.0	$764.5	$389.3	$81.9	$7,983.7
Assets	$23,936.4	$1,765.2	$1,731.3	$182.5	$27,615.4

Year ended June 30, 2004
Revenues	$6,178.5	$705.0	$333.4	$62.5	$7,279.4
Assets	$17,591.1	$1,661.7	$1,719.4	$148.4	$21,120.6

NOTE 19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of operations for the two fiscal years ended June 30, 2006 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended June 30, 2006
Revenues	$1,921.7	$2,047.4	$2,438.6	$2,473.9
Net earnings from continuing operations	$206.1	$257.7	$355.5	$253.2
Basic earnings per share from
continuing operations	$0.36	$0.45	$0.62	$0.45
Diluted earnings per share from
continuing operations	$0.35	$0.44	$0.61	$0.44

Year ended June 30, 2005
Revenues	$1,733.8	$1,867.8	$2,215.0	$2,167.1
Net earnings from continuing operations	$193.7	$235.9	$319.0	$249.7
Basic earnings per share from
continuing operations	$0.33	$0.40	$0.55	$0.43
Diluted earnings per share from
continuing operations	$0.33	$0.40	$0.54	$0.42

NOTE 20. SUBSEQUENT EVENT

On August 2, 2006, the Company announced that the Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company through a tax-free spin-off of 100% of Brokerage Services Group to ADP shareholders. The spin-off is subject to required regulatory approvals and reviews.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of ADP’s Chief Executive Officer and Principal Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934. This “Controls and Procedures” section should be read in conjunction with the Deloitte & Touche LLP attestation report on management’s assessment of ADP’s internal control over financial reporting that appears on pages 74-75 of this Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

     ADP carried out an evaluation, under the supervision and with the participation of ADP’s management, including its Chief Executive Officer and Principal Financial Officer, of the effectiveness of ADP’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that ADP’s disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed by ADP in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

     It is the responsibility of Automatic Data Processing, Inc.’s (“ADP”) management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is designed to provide reasonable assurance to ADP’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

     ADP’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of ADP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ADP are being made only in accordance with authorizations of management and directors of ADP; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of ADP’s assets that could have a material effect on the financial statements of ADP.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2006 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2006.

     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which attestation report appears on pages 74-75 of this Form 10-K.

/s/ Arthur F. Weinbach
Arthur F. Weinbach
Chairman and Chief Executive Officer

/s/ Dan Sheldon
Dan Sheldon
Principal Accounting Officer and
Principal Financial Officer

Roseland, New Jersey
August 28, 2006

Changes in Internal Control over Financial Reporting

     There were no changes in ADP’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, ADP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, NJ

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Automatic Data Processing, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2006 of the Company, and our report dated August 28, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective July 1, 2005.

/s/ Deloitte & Touche LLP
New York, NY
August 28, 2006

Item 9B. Other Information

     On August 2, 2006, ADP announced that its Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company through a tax-free spin-off of 100% of Brokerage Services Group to ADP stockholders. The spin-off is subject to required regulatory approvals and reviews. ADP expects to complete the spin-off before the end of fiscal 2007.

Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

     The executive officers of the Company, their ages, positions and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	53	President,	1975
		Dealer Services
James B. Benson	61	Vice President, General	1977
		Counsel and Secretary
Richard C. Berke	61	Vice President, Human	1989
		Resources
Gary C. Butler	59	President and Chief	1975
		Operating Officer
Janice M. Colby	51	Senior Vice President, Employer	2001
		Services
Raymond L. Colotti	60	Vice President and	1995
		Treasurer
Richard J. Daly	53	Group President,	1989
		Brokerage Services
John Hogan	58	Group President,	1993
		Brokerage Services
Campbell B. Langdon	45	President,	2000
		Tax, Retirement and Pre-
		Employment Services
S. Michael Martone	58	Group President, Employer	1987
		Services
Dan Sheldon	50	Principal Accounting Officer,	1984
		Vice President,
		Corporate Controller
Jan Siegmund	42	Vice President,	1999
		Strategic Development
George I. Stoeckert	58	President, Employer	1991
		Services – International
Arthur F. Weinbach	63	Chairman and Chief Executive	1980
		Officer

     Messrs. Benson, Berke, Butler, Colotti, Daly, Hogan, Martone and Weinbach have each been employed by ADP in senior executive positions for more than the past five years.

     Steven J. Anenen joined ADP in 1975. Prior to his promotion to President, Dealer Services in 2004, he served as Senior Vice President, Dealer Services from 1998 to 2004.

     Janice M. Colby joined ADP in 2001. Prior to becoming Senior Vice President, Employer Services, she served as President, Claims Solutions Group from 2005 to 2006, and as President, Small Business Services Division, Employer Services from 2001 to 2005. From 1996 to 2001 she served as Vice President, Business Customer Care for AT&T Corporation.

     Campbell B. Langdon joined ADP in 2000 as Vice President, Strategic Development. In 2003, he was promoted to President, Tax, Retirement and Pre-Employment Services.

     Dan Sheldon joined ADP in 1984. Prior to his promotion to Principal Accounting Officer, he served as Vice President, Corporate Controller from 2003 to 2006, as Chief Financial Officer of Brokerage Services from 2001 to 2003 and Chief Financial Officer of Dealer Services from 1996 to 2001.

     Jan Siegmund joined ADP in 1999 as Vice President, Strategy. Prior to his promotion to Vice President, Strategic Development in 2004, he served as Senior Vice President of Strategic Development, Brokerage Services from 2000 to 2004.

     George I. Stoeckert joined ADP in 1991. Prior to his promotion to President, Employer Services International in 2003, he served as President – Major Accounts Services Division, Employer Services from 1995 to 2003.

     Each of ADP’s executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors

     See “Election of Directors” in the Proxy Statement for Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Code of Ethics

     ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP’s website at www.adp.com under “Ethics” in the “About ADP” section.

Audit Committee

     See “Audit Committee Report” in the Proxy Statement for Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See “Compensation of Executive Officers” and “Election of Directors” in the Proxy Statement for Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Election of Directors – Security Ownership of Certain Beneficial Owners and Managers” and “Compensation of Executive Officers – Equity Compensation Plan Information” in the Proxy Statement for Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     See “Compensation of Executive Officers – Certain Transactions” in the Proxy Statement for Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     See “Independent Registered Public Accounting Firms’ Fees” in the Proxy Statement for Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

     (a)1.     Financial Statements

     The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:

     Report of Independent Registered Public Accounting Firm

     Statements of Consolidated Earnings - years ended June 30, 2006, 2005 and 2004

     Consolidated Balance Sheets - June 30, 2006 and 2005

     Statements of Consolidated Stockholders’ Equity - years ended June 30, 2006, 2005 and 2004

     Statements of Consolidated Cash Flows - years ended June 30, 2006, 2005 and 2004

     Notes to Consolidated Financial Statements

     2.      Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	83

     All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

     (b)    Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	-	Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	-	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K, dated August 10, 2006

4	-	Indenture dated as of February 20, 1992 between Automatic Data Processing, Inc. and Bankers Trust Company, as trustee, regarding the Liquid Yield Option Notes due 2012 of the Company - incorporated by reference to Exhibit (4)-#1 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992

10.1	-	Letter Agreement dated as of April 28, 2005 between Automatic Data Processing, Inc. and Arthur F. Weinbach - incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, dated April 28, 2005 (Management Contract)

10.2		-	Letter Agreement dated as of June 28, 2006 between Automatic Data Processing, Inc. and Gary C. Butler - incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, dated June 28, 2006 (Management Contract)

10.3		-	Key Employees’ Restricted Stock Plan - incorporated by reference to Company’s Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

10.4		-	Supplemental Officers’ Retirement Plan, as amended - incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, dated June 16, 2006 (Management Compensatory Plan)

10.5		-	1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10	.5(a)	-	Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(6)(a) to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.6		-	1990 Key Employees’ Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#8 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10	.6(a)	-	Amendment to 1990 Key Employees’ Stock Option Plan - incorporated by reference to Exhibit 10(7)(a) to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.7		-	1994 Directors’ Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

10.8		-	2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 (Management Compensatory Plan)

10.9		-	2001 Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10.9 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Management Compensatory Plan)

10.10		-	Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Company’s Current Report on Form 8-K dated June 16, 2006 (Management Compensatory Plan)

10.11		-	Amended and Restated Employees’ Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.12	-	2003 Director Stock Plan - incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (Management Compensatory Plan)

10.13	-	Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005

10.14	-

364-Day Credit Agreement, dated as of June 28, 2006, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Wachovia Bank, National Association, as Documentation Agents - incorporated by reference to Exhibit 10.14 to Company’s Current Report on Form 8-K, dated June 30, 2006

10.15	-	Five-Year Credit Agreement, dated as of June 28, 2006, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Wachovia Bank National Association, as Documentation Agents - incorporated by reference to Exhibit 10.15 to Company’s Current Report on Form 8-K, dated June 30, 2006

10.16	-	Five-Year Credit Agreement, dated as of June 29, 2005, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank Securities Inc. and Wachovia Bank, National Association, as Documentation Agents - incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, dated June 29, 2005

10.17	-	2000 Stock Option Grant Agreement (Form for Employees) – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18	-	2000 Stock Option Grant Agreement (Form for French Associates) – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.19	-	2000 Stock Option Grant Agreement (Form for Non-Employee Directors) – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.20	-	Directors Compensation Summary Sheet – incorporated by reference to Exhibit 10.20 to Company’s Current Report on Form 8-K, dated August 11, 2005

10.21	-	Letter Agreement dated as of October 20, 2005 between Automatic Data Processing, Inc. and James D. Aramanda - incorporated by reference to Exhibit 10.21 to Company’s Current Report on Form 8-K, dated October 20, 2005 (Management Contract)

10.22	-	Letter Agreement, dated as of August 1, 2006 between Automatic Data Processing, Inc. and Christopher R. Reidy – incorporated by reference to Exhibit 10.22 to Company’s Current Report on Form 8-K, dated August 2, 2006 (Management Contract)

21	-	Subsidiaries of the Company

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification by Arthur F. Weinbach pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification by Dan Sheldon pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification by Arthur F. Weinbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification by Dan Sheldon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AUTOMATIC DATA PROCESSING, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged				Balance
	beginning	costs and	to other				at end of
	of period	expenses	accounts		Deductions		period
Year ended June 30, 2006:
Allowance for doubtful accounts:
Current	$43,627	$17,607	$--		$(18,070)	(A)	$43,164
Long-term	$8,172	$1,319	$--		$(1,795)	(A)	$7,696
Deferred tax valuation allowance	$30,802	$5,586	$957	(D)	$--		$37,345

Year ended June 30, 2005:
Allowance for doubtful accounts:
Current	$41,902	$19,685	$--		$(17,960)	(A)	$43,627
Long-term	$8,578	$1,326	$--		$(1,732)	(A)	$8,172
Deferred tax valuation allowance	$24,662	$7,183	$--		$(1,043)	(B)	$30,802

Year ended June 30, 2004:
Allowance for doubtful accounts:
Current	$47,969	$15,460	$--		$(21,527)	(A)	$41,902
Long-term	$11,103	$680	$--		$(3,205)	(A)	$8,578
Deferred tax valuation allowance	$30,803	$2,798	$--		$(8,939)	(C)	$24,662

(A)     Doubtful accounts written off, less recoveries on accounts previously written off.

(B)     A portion of this allowance is related to the net deferred tax assets recorded in purchase accounting, the recognition of which is allocated to reduce goodwill. The remaining portion reduced the current year provision for income taxes.

(C)     Related to the net deferred tax assets recorded in purchase accounting. The recognition of this allowance is allocated to reduce goodwill.

(D)     Related to foreign exchange fluctuation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 30, 2006	By	/s/ Arthur F. Weinbach
Arthur F. Weinbach
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur F. Weinbach	Chairman, Chief Executive	August 30, 2006
(Arthur F. Weinbach)	Officer and Director
(Principal Executive Officer)

/s/ Dan Sheldon	Principal Financial Officer and	August 30, 2006
(Dan Sheldon)	Principal Accounting Officer

/s/ Gregory D. Brenneman	Director	August 30, 2006
(Gregory D. Brenneman)

/s/ Leslie A. Brun	Director	August 30, 2006
(Leslie A. Brun)

/s/ Gary C. Butler	Director	August 30, 2006
(Gary C. Butler)

/s/ Leon G. Cooperman	Director	August 30, 2006
(Leon G. Cooperman)

/s/ R. Glenn Hubbard	Director	August 30, 2006
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 30, 2006
(John P. Jones)

/s/ Ann Dibble Jordan	Director	August 30, 2006
(Ann Dibble Jordan)

	Director	August __, 2006
(Frederic V. Malek)

/s/ Henry Taub	Director	August 30, 2006
(Henry Taub)