Form 10-Q
period 2006-09-30
AUTOMATIC DATA PROCESSING INC
filed 2006-11-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 550,607,173.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
REVENUES:
Revenues, other than interest on funds held for Employer Services’ clients and PEO revenues	$1,888.0	$1,657.5
Interest on funds held for Employer Services’ clients	134.6	108.4
PEO revenues (A)	195.0	155.8
TOTAL REVENUES	2,217.6	1,921.7

EXPENSES:
Operating expenses	1,111.9	925.4
Selling, general and administrative expenses	528.4	454.5
Systems development and programming costs	137.6	142.0
Depreciation and amortization	81.8	70.1
Other income, net	(54.8)	(2.4)
TOTAL EXPENSES	1,804.9	1,589.6

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	412.7	332.1
Provision for income taxes	155.2	126.0
NET EARNINGS FROM CONTINUING OPERATIONS	$257.5	$206.1
Earnings from discontinued operations, net of provision for income taxes of $7.1 for the three months ended September 30, 2005	—	13.9
NET EARNINGS	$257.5	$220.0
Basic Earnings Per Share from Continuing Operations	$0.46	$0.36
Basic Earnings Per Share from Discontinued Operations	—	0.02
BASIC EARNINGS PER SHARE	$0.46	$0.38
Diluted Earnings Per Share from Continuing Operations	$0.46	$0.35
Diluted Earnings Per Share from Discontinued Operations	—	0.02
DILUTED EARNINGS PER SHARE	$0.46	$0.38
Basic weighted average shares outstanding	554.2	577.3
Diluted weighted average shares outstanding	559.5	582.8
Dividends declared per common share	$0.1850	$0.1550

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs of $1,902.8 and $1,490.7 for the three months ended September 30, 2006 and 2005, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30,	June 30,
Assets	2006	2006
Current assets:
Cash and cash equivalents	$1,401.2	$1,900.6
Short-term marketable securities (includes $40.2 and $40.3 of segregated securities deposited with clearing organizations or segregated for regulatory purposes, respectively)	468.7	367.9
Accounts receivable, net	1,178.9	1,202.4
Securities clearing receivables	1,030.7	836.8
Other current assets	511.8	452.4
Total current assets	4,591.3	4,760.1

Long-term marketable securities	210.7	334.0
Long-term receivables, net	203.9	215.4
Property, plant and equipment, net	773.5	782.4
Other assets	857.5	830.1
Goodwill	2,486.0	2,466.2
Intangible assets, net	606.3	618.0
Total assets before funds held for clients	9,729.2	10,006.2
Funds held for clients	16,480.1	17,483.9
Total assets	$26,209.3	$27,490.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$166.6	$207.3
Accrued expenses and other current liabilities	1,423.9	1,566.1
Securities clearing payables	795.0	613.6
Income taxes payable	201.6	205.7
Total current liabilities	2,587.1	2,592.7

Long-term debt	74.4	74.3
Other liabilities	394.1	373.4
Deferred income taxes	182.4	123.7
Deferred revenues	523.8	527.0
Total liabilities before client funds obligations	3,761.8	3,691.1
Client funds obligations	16,599.6	17,787.4
Total liabilities	20,361.4	21,478.5

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized 1,000.0 shares; issued 638.7 shares	63.9	63.9
Capital in excess of par value	210.2	157.4
Retained earnings	9,266.6	9,111.4
Treasury stock- at cost: 87.9 and 77.3 shares, respectively	(3,709.2)	(3,194.8)
Accumulated other comprehensive income (loss)	16.4	(126.3)
Total stockholders’ equity	5,847.9	6,011.6
Total liabilities and stockholders’ equity	$26,209.3	$27,490.1

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$257.5	$220.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of investment	(38.6)	—
Depreciation and amortization	81.8	70.1
Deferred income taxes	15.5	15.3
Stock-based compensation expense	38.5	43.1
Pension expense	11.3	8.6
Net realized losses from the sales of marketable securities	0.2	12.8
Amortization of premiums and discounts on available-for-sale securities	11.2	24.3
Other	26.9	17.8
Operating activities of discontinued operations	(0.2)	(12.0)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease in securities deposited with clearing organizations or segregated for regulatory purposes	0.1	178.4
(Increase) decrease in receivables and other assets	(72.3)	64.5
Decrease in accounts payable, accrued expenses and other liabilities	(152.1)	(136.9)
Increase in securities clearing receivables	(193.9)	(23.5)
Increase (decrease) in securities clearing payables	181.4	(80.7)
Net cash flows provided by operating activities	167.3	401.8

Cash Flows from Investing Activities:
Purchases of marketable securities	(418.0)	(1,669.8)
Proceeds from the sales and maturities of marketable securities	562.8	1,680.8
Net proceeds from client funds securities	1,052.8	2,471.5
Change in client funds obligations	(1,183.1)	(2,443.6)
Capital expenditures	(40.7)	(57.8)
Additions to intangibles	(20.9)	(24.2)
Proceeds from the sale of investment	38.6	—
Acquisitions of businesses, net of cash acquired	(24.8)	(0.7)
Other	2.2	(0.4)
Investing activities of discontinued operations	—	(2.6)
Net cash flows used in investing activities	(31.1)	(46.8)

Cash Flows from Financing Activities:
Proceeds from issuance of notes	0.1	0.1
Payments of debt	(0.2)	(0.2)
Repurchases of common stock	(611.6)	(229.2)
Proceeds from stock purchase plan and exercises of stock options	80.4	47.5
Dividends paid	(105.0)	(91.0)
Financing activities of discontinued operations	—	0.4
Net cash flows used in financing activities	(636.3)	(272.4)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.7
Net change in cash and cash equivalents	(499.4)	83.3
Cash and cash equivalents, beginning of period	1,900.6	975.4
Cash and cash equivalents, end of period	1,401.2	1,058.7
Less cash and cash equivalents of discontinued operations, end of period	—	131.4
Cash and cash equivalents of continuing operations, end of period	$1,401.2	$927.3

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation.

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 may not be indicative of the results to be expected for the fiscal year ending June 30, 2007.

Note 2. Spin-off of Brokerage Services Group.

On August 2, 2006, the Company announced that its Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company through a tax-free spin-off of 100% of Brokerage Services Group to ADP shareholders. The spin-off is subject to required regulatory approvals and reviews.

Note 3. New Accounting Pronouncements

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company plans to include the effect of adopting SAB 108 in its Annual Report on Form 10-K for the year ending June 30, 2007 and is currently evaluating the effect that the adoption will have on its consolidated results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company plans to include the effect of adopting SFAS No. 158 in its Annual Report on Form 10-K for the year ending June 30, 2007 and is currently assessing the impact of adoption. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not believe this requirement will have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company expects to adopt FIN 48 on July 1, 2007 and is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

Note 4. Acquisitions

The Company acquired one business during the three months ended September 30, 2006 for approximately $25.2 million, net of cash acquired. The acquisition resulted in approximately $16.3 million of goodwill. Intangible assets acquired, which totaled approximately $7.7 million, consisted primarily of customer contracts and lists and software that are being amortized over a weighted average life of 10 years. The acquisition was not material to the Company’s operations, financial position or cash flows. The Company also made $0.2 million of contingent payments relating to previously consummated acquisitions.

During October 2006, the Company acquired two businesses for approximately $222 million and signed a definitive agreement to acquire an additional business for approximately $125 million. These purchase prices are subject to working capital adjustments.

Note 5. Discontinued Operations

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

Operating results of these discontinued operations were as follows:

	Three Months Ended
	September 30,
	2006	2005

Revenues	$—	$124.5

Earnings before income taxes	—	21.0
Provision for income taxes	—	(7.1)

Net earnings from discontinued operations	$—	$13.9

Note 6. Earnings per Share (“EPS”)

	For the three months ended September 30,
	2006			2005

	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations

Basic	$257.5	554.2	$0.46	$206.1	577.3	$0.36
Effect of zero coupon subordinated notes	0.4	1.1		0.3	1.2
Effect of employee compensation related shares		4.2		—	4.3
Diluted	$257.9	559.5	$0.46	$206.4	582.8	$0.35

Options to purchase 25.7 million and 53.6 million shares of common stock for the three months ended September 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive for each respective period.

Note 7. Fair Value Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation primarily consists of the following:

•

Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued under a grade vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. In fiscal 2007, the Company will be reducing the number of stock options issued to employees and replacing these awards with the issuance of performance-based restricted stock.

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

•

Restricted Stock. The Company has a restricted stock program under which shares of common stock have been issued at par value to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. The following stock-based compensation expense of $38.5 million and $43.1 million was recognized in earnings from continuing operations for the three months ended September 30, 2006 and 2005, respectively, as well as related tax benefits of $11.2 million and $12.4 million, respectively:

	Three Months Ended
	September 30,
	2006	2005

Operating expenses	$6.6	$8.3
Selling, general and administrative expenses	24.9	26.1
System development and programming costs	7.0	8.7
Total pre-tax stock-based compensation expense included in continuing operations	$38.5	$43.1
Total pre-tax stock-based compensation expense included in discontinued operations	—	2.3
Total pre-tax stock-based compensation expense	$38.5	$45.4

The total pre-tax stock-based compensation expense included in continuing operations includes expenses related to restricted stock awards of $5.4 million and $4.3 million within selling, general and administrative expenses for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $122.2 million, $16.0 million and $96.2 million respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.2 years, 0.6 years and 1.3 years, respectively.

The fair value of each stock option issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option pricing model. For stock options issued on or after January 1, 2005, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The following assumptions were used to determine the fair values estimated at the date of grant of stock options granted during the three months ended September 30, 2006 and 2005:

Risk-free interest rate	5.0%	4.0%
Dividend yield	1.6%	1.4%
Weighted average volatility factor	24.5%	24.7%
Weighted average expected life (in years):	5.6	5.5
Weighted average fair value (in dollars):	$12.21	$10.37

Note 8. Other Income, net

	Three Months Ended
	September 30,
	2006	2005
Interest income on corporate funds	$(51.8)	$(33.9)
Interest expense	35.4	18.7
Gain on sale of investment	(38.6)	—
Realized gains on available- for-sale securities	(0.4)	(0.5)
Realized losses on available- for-sale securities	0.6	13.3

Other income, net	$(54.8)	$(2.4)

Proceeds from sales and maturities of available-for-sale securities were $562.8 million and $1,680.8 million for the three months ended September 30, 2006 and 2005, respectively.

During the three months ended September 30, 2006, the Company sold a minority investment that was previously accounted for using the cost basis and had a net book value of $0. The Company’s sale of this investment resulted in a gain of approximately $38.6 million.

Note 9. Comprehensive Income

	Three Months Ended
	September 30,
	2006	2005
Net earnings	$257.5	$220.0
Other comprehensive income (loss):
Foreign currency translation adjustments	21.6	16.4
Unrealized net gain (loss) on available-for-sale securities, net of tax	121.1	(73.3)
Comprehensive income	$400.2	$163.1

Note 10. Interim Financial Data by Segment

Employer Services, Brokerage Services, Securities Clearing and Outsourcing Services and Dealer Services are the Company’s reportable segments. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense.

The Company evaluates the performance of its reportable segments based on operating results before interest on corporate funds, foreign currency gains and losses and income taxes. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year’s reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2007 budgeted foreign exchange rates.

Reconciling items include foreign exchange differences between the actual foreign exchange rates and fiscal 2007 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent reconciling items to revenues and earnings from continuing operations before income taxes. The reportable segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings from continuing operations before income taxes.

Segment Results:

	Revenues		Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Employer Services	$1,453.7	$1,303.2	$295.5	$271.8
Brokerage Services	412.6	356.7	58.5	54.7
Securities Clearing and Outsourcing Services	21.8	17.7	(6.5)	(11.8)
Dealer Services	313.0	254.7	48.2	41.5
Other	7.4	11.7	(15.8)	(37.4)
Reconciling items:
Foreign exchange	15.6	(2.3)	2.4	(1.0)
Client fund interest	(6.5)	(20.0)	(6.5)	(20.0)
Cost of capital charge	—	—	36.9	34.3
Total	$2,217.6	$1,921.7	$412.7	$332.1

Note 11. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2006 and June 30, 2006 are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$4,879.4	—	—	$4,879.4
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	40.2	—	—	40.2
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,418.7	8.4	(89.3)	6,337.8
Asset backed securities	2,084.5	5.1	(18.3)	2,071.3
Corporate bonds	3,626.9	11.9	(37.9)	3,600.9
Canadian government obligations and Canadian government agency obligations	806.0	5.1	(3.1)	808.0
Other debt securities	829.0	2.7	(8.6)	823.1

Total available-for-sale securities	13,765.1	33.2	(157.2)	13,641.1

Total corporate investments and funds held for clients	$18,684.7	$33.2	$(157.2)	$18,560.7

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$6,433.3	—	—	$6,433.3
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	40.3	—	—	40.3
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,441.5	0.1	(165.0)	6,276.6
Asset backed securities	2,214.1	0.3	(40.8)	2,173.6
Corporate bonds	3,564.7	0.2	(75.9)	3,489.0
Canadian government obligations and Canadian government agency obligations	838.1	0.1	(11.5)	826.7
Other debt securities	867.3	0.1	(20.5)	846.9

Total available-for-sale securities	13,925.7	0.8	(313.7)	13,612.8

Total corporate investments and funds held for clients	$20,399.3	$0.8	$(313.7)	$20,086.4

Classification of investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2006	2006

Corporate investments:
Cash and cash equivalents	$1,401.2	$1,900.6
Short-term marketable securities	468.7	367.9
Long-term marketable securities	210.7	334.0

Total corporate investments	2,080.6	2,602.5
Funds held for clients	16,480.1	17,483.9

Total corporate investments and funds held for clients	$18,560.7	$20,086.4

The Company’s trading securities include $40.2 million and $40.3 million at September 30, 2006 and June 30, 2006, respectively, that have been pledged as collateral to exchanges and clearinghouses.

The Company believes that its available-for-sale securities that have fair values below cost are not other-than-temporarily impaired since it is probable that principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was primarily due to changes in interest rates and not changes to credit risk. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery and/or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

At September 30, 2006 approximately 95% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and Dominion Bond Rating Service.

Expected maturities of available-for-sale securities at September 30, 2006 are as follows:

Due in one year or less	$3,030.2
Due after one year to two years	2,667.1
Due after two years to three years	2,664.5
Due after three years to four years	2,867.2
Due after four years to ten years	2,412.1

Total available-for-sale securities	$13,641.1

Note 12. Securities Clearing and Outsourcing Services

Securities clearing receivables and payables consist of the following:

	September 30,	June 30,
	2006	2006
Receivables:
Clearing customers	$548.0	$552.0
Securities borrowed	142.6	100.7
Broker-dealers and other	144.5	63.3
Clearing organizations	32.0	27.7
Securities failed to deliver	163.6	93.1

Total	$1,030.7	$836.8

Payables:
Clearing customers	$540.2	$449.7
Securities loaned	6.0	5.8
Broker-dealers and other	98.3	90.8
Securities failed to receive	150.5	67.3

Total	$795.0	$613.6

As of September 30, 2006, the Company had received collateral, primarily in connection with securities borrowed and customer margin loans, with a market value of approximately $7,502.9 million, which it can sell or repledge. Of this amount, approximately $377.9 million had been pledged or sold as of September 30, 2006 in connection with securities loaned and deposits with clearing organizations.

The Securities Clearing and Outsourcing Services segment is comprised of one subsidiary, which is subject to the Uniform Net Capital Rule of the Securities and Exchange Commission. At September 30, 2006, the aggregate net capital of such subsidiary was $223.4 million, exceeding the net capital requirement by $207.7 million. This subsidiary has secured unlimited Securities Industry Protection Corporation (“SIPC”) insurance coverage for its customers. Under the terms of the unlimited SIPC insurance coverage, this subsidiary is required to maintain net capital of $200.0 million.

Note 13. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2006 are as follows:

	Employer Services	Brokerage Services	Securities Clearing and Outsourcing Services	Dealer Services	Other	Total

Balance as of June 30, 2006	$1,246.2	$370.0	$110.4	$730.0	$9.6	$2,466.2
Additions, net	15.0	—	—	0.1	—	15.1
Currency translation adjustments	1.3	0.2	—	3.2	—	4.7
Balance as of September 30, 2006	$1,262.5	$370.2	$110.4	$733.3	$9.6	$2,486.0

Components of intangible assets, net are as follows:

	September 30,	June 30,
	2006	2006
Intangible assets:
Software and software licenses	$850.9	$833.6
Customer contracts and lists	637.0	624.2
Other intangibles	331.1	332.3
	1,819.0	1,790.1
Less: Accumulated amortization	(1,212.7)	(1,172.1)
Intangible assets, net	$606.3	$618.0

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (2 years for software and software licenses, 11 years for customer contracts and lists, and 10 years for other). Amortization of intangibles recorded within depreciation and amortization on the Statements of Consolidated Earnings totaled $37.5 million and $31.8 million for the three months ended September 30, 2006 and 2005, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining nine months of fiscal 2007 and the succeeding five fiscal years are as follows:

Amount
2007	$120.8
2008	$121.0
2009	$78.5
2010	$57.1
2011	$41.8
2012	$30.7

Note 14. Short-term Financing

In June 2006, the Company entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated in June 2006. The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively. The Company also has a $1.5 billion credit facility that matures in June 2010. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2006 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At September 30, 2006 and 2005, there was no commercial paper outstanding. For the three months ended September 30, 2006 and 2005, the Company had average borrowings of $2.4 billion and $1.8 billion, respectively, at a weighted average interest rate of 5.3% and 3.5%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2006 and 2005 was less than two days for each period.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2006 and 2005, there were no outstanding obligations under repurchase agreements. For the three months ended September 30, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $142.9 million and $257.9 million, respectively, at a weighted average interest rate of 4.5% and 3.1%, respectively.

Note 15. Pension Plans

The components of net pension expense included in continuing operations were as follows:

	Three months ended
	September 30,
	2006	2005
Service cost– benefits earned during the period	$10.8	$7.9
Interest cost on projected benefits	12.1	9.9
Expected return on plan assets	(15.2)	(14.0)
Net amortization and deferral	3.6	4.8
Net pension expense	$11.3	$8.6

The minimum required contribution to the Company’s pension plans is $3.0 million in fiscal 2007. During the three months ended September 30, 2006, the Company made $20.7 million in contributions to the pension plans and expects to contribute an additional $2.3 million during fiscal 2007.

Note 16. Commitments and Contingencies

From time to time the Company will extend a temporary subordinated loan (“TSL”) to its correspondent broker-dealers in the Securities Clearing and Outsourcing Services segment. In addition, the Company will provide committed revolving lines of credit. As of September 30, 2006 and 2005, there were no TSL’s outstanding. Unfunded committed revolving lines of credit were $0 and $5 million as of September 30, 2006 and 2005, respectively.

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

Note 17. Income Taxes

The Company is routinely examined by the Internal Revenue Service (the “IRS”) and tax authorities in countries in which it conducts business, as well as states in which it has significant business operations. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for fiscal 1998 through fiscal 2002 to be substantially completed during the current fiscal year. In addition, the IRS is conducting an examination of fiscal 2003 through fiscal 2006. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

(Tabular dollars are presented in millions, except per share amounts)

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	September 30,
	2006	2005	Change

Total revenues	$2,217.6	$1,921.7	15%

Operating expenses	1,111.9	925.4
Selling, general and administrative expenses	528.4	454.5
Systems development and programming costs	137.6	142.0
Depreciation and amortization	81.8	70.1
Other income,net	(54.8)	(2.4)
Total expenses	$1,804.9	$1,589.6	14%

Earnings from continuing operations before income taxes	$412.7	$332.1	24%
Margin	19%	17%

Provision for income taxes	$155.2	$126.0	23%
Effective tax rate	37.6%	37.9%

Net earnings from continuing operations	$257.5	$206.1	25%

Diluted earnings per share from continuing operations	$0.46	$0.35	31%

Total Revenues

Our consolidated revenues for the three months ended September 30, 2006 grew 15%, to $2,217.6 million, primarily due to increases in Employer Services of 12%, or $150.5 million, to $1,453.7 million, Brokerage Services of 16%, or $55.9 million, to $412.6 million, Securities Clearing and Outsourcing Services of 23%, or $4.1 million, to $21.8 million, and Dealer Services of 23%, or $58.3 million, to $313.0 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 13% for the three months ended September 30, 2006 as compared to the prior year. Revenue growth was favorably impacted by $17.5 million, or 0.9%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended September 30, 2006 include interest on funds held for Employer Services’ clients of $134.6 million as compared to $108.4 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 10% in our average client funds balances to $12.5 billion, as well as the increase in the interest rates during the quarter. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $6.5 million and $20.0 million in the three months ended September 30, 2006 and 2005, respectively, and results in the elimination of this allocation in consolidation.

Total Expenses

Our consolidated expenses for the three months ended September 30, 2006 increased by $215.3 million, to $1,804.9 million, from $1,589.6 million for the three months ended September 30, 2005. The increase in our consolidated expenses is primarily due to the increase in our revenues, higher pass through costs associated with our PEO business and investor communications activity, an increase in our salesforce and implementation personnel, higher expenses associated with our Employer Services’ new business sales and implementation and restructuring charges. In addition, consolidated expenses for the three months ended September 30, 2006 increased by $14.4 million, or 0.9%, due to fluctuations in foreign currency exchange rates. These increases were offset by a $38.6 million gain as a result of the sale of a minority investment.

Operating expenses increased by $186.5 million, or 20%, for the three months ended September 30, 2006, primarily due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs that are re-billable. The pass-through costs for these two services were $282.7 million and $221.5 million for the three months ended September 30, 2006 and 2005, respectively. Additionally, the increase in operating expenses is due to an increase of approximately $40 million relating to compensation expenses associated with implementation and service personnel, as well as spending on new business opportunities in Employer Services. This $40 million increase includes approximately $4 million relating to the accelerated hiring of our Employer Services’ implementation personnel to support our new business sales and approximately $2 million relating to higher than planned implementation expenses as a result of the stronger than anticipated sales growth of 16% within Employer Services. In addition, this $40 million increase also includes approximately $11 million for expenses relating to our Employer Services’ Human Resource Business Process Outsourcing (“HR BPO”) opportunities, which focuses on the outsourcing of integrated multiple processes – such as payroll, HR, and benefits and related administration. This spending was targeted at expanding our Comprehensive Outsourcing Services (“COS”) product for larger employers, our Professional Employer Organization (“PEO”) business, our Administrative Services Offering (“ASO”) product, which is a bundled HR outsourcing solution similar to a PEO, but without co-employment, and GlobalView (SM), our HR outsourcing offering for multi-national organizations. Lastly, operating expenses also increased by approximately 2% due to the operating costs of our new businesses acquired in the prior year, which is primarily attributable to Kerridge Computer Company Ltd (“Kerridge”).

Selling, general and administrative expenses increased by $73.9 million, or 16%, for the three months ended September 30, 2006, primarily attributable to the increase in salesforce personnel in Employer Services resulting in an increase of approximately $35 million of expenses. This $35 million increase includes approximately $4 million relating to the accelerated hiring of our Employer Services’ salesforce personnel to support our new business sales, approximately $4 million relating to higher than planned selling expenses as a result of the stronger than anticipated sales growth of 16% within Employer Services, and approximately $4 million for expenses relating to our Employer Services’ HR BPO opportunities discussed above. In addition, selling, general and administrative expenses also increased by approximately 5% due to the selling, general and administrative costs of our new businesses acquired in the prior year, which is primarily attributable to Kerridge. Lastly, during the quarter we incurred approximately $9 million of restructuring expenses associated with certain facility exit costs and associate severance costs.

Other income, net, increased $52.4 million for the three months ended September 30, 2006 primarily due to a gain of $38.6 million on the sale of a minority investment. Additionally, other income, net increased due to an increase in interest income on corporate funds of $17.9 million as a result of higher interest rates and a reduction in the net realized losses on available-for-sale securities of $12.6 million offset by an increase of $16.7 million in interest expense as a result of higher interest rates on our short-term financing arrangements.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased by $80.6 million, or 24%, from $332.1 million for the three months ended September 30, 2005 to $412.7 million for the three months ended September 30, 2006 due to the increase in revenues and expenses discussed above. Overall margin improved from 17% to 19% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 primarily due to the gain of $38.6 million recognized on the sale of a minority investment offset by the additional sales and implementation expenses noted above.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2006 was 37.6%, as compared to 37.9% for the comparable period in the prior year. The decrease in the effective tax rate is primarily attributable to a favorable mix in income among tax jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 25%, to $257.5 million, for the three months ended September 30, 2006, from $206.1 million for the three months ended September 30, 2005, and the related diluted earnings per share from continuing operations increased 31%, to $0.46, for the three months ended September 30, 2006. The increase in net earnings from continuing operations for the three months ended September 30, 2006 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues being offset by expenses, and a lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three months ended September 30, 2006 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 12.6 million shares during the three months ended September 30, 2006 and the repurchase of 29.6 million shares in fiscal 2006.

Analysis of Reportable Segments

Revenues
	Three Months Ended
	September 30,
	2006	2005	Change

Employer Services	$1,453.7	$1,303.2	12%
Brokerage Services	412.6	356.7	16%
Securities Clearing and Outsourcing Services	21.8	17.7	23%
Dealer Services	313.0	254.7	23%
Other	7.4	11.7	-37%
Reconciling items:
Foreign exchange	15.6	(2.3)
Client fund interest	(6.5)	(20.0)
Total revenues	$2,217.6	$1,921.7	15%

Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,
	2006	2005	Change

Employer Services	$295.5	$271.8	9%
Brokerage Services	58.5	54.7	7%
Securities Clearing and Outsourcing Services	(6.5)	(11.8)	45%
Dealer Services	48.2	41.5	16%
Other	(15.8)	(37.4)	57%
Reconciling items:
Foreign exchange	2.4	(1.0)
Client fund interest	(6.5)	(20.0)
Cost of capital charge	36.9	34.3
Total earnings from continuing operations before income taxes	$412.7	$332.1	24%

Employer Services

Revenues

Employer Services’ revenues increased 12% for the three months ended September 30, 2006, primarily due to new business started in the period, an increase in the number of employees on our clients’ payrolls, strong client retention, price increases and an increase in client funds balances. Internal revenue growth was approximately 12% for the three months ended September 30, 2006. New business sales, which represent the annualized recurring revenues anticipated from sales orders to new and existing clients, grew 14% in the United States and 16% worldwide for the three months ended September 30, 2006, primarily due to the increase in the salesforce headcount as well as an increase in their productivity. The number of employees on our clients’ payrolls, “pays per control,” increased 2.5% for the three months ended September 30, 2006 in the United States. This employment metric represents over 125 thousand payrolls of small to large businesses and reflects a broad range of U.S. geographies. Our worldwide client retention was flat for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Interest income was credited to Employer Services at a standard rate of 4.5% so the results of the business were not influenced by changes in interest rates. Interest income increased by $12.7 million for the three months ended September 30, 2006, which accounted for approximately 1% growth in Employer Services’ revenues due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base as compared to the prior year. The average client funds balances were $12.5 billion as compared to $11.4 billion for the three months ended September 30, 2006 and 2005, respectively, representing an increase of 10%.

Revenues from our “beyond payroll” products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 25%, to $195.0 million, for the three months ended September 30, 2006, primarily due to 22% growth in the number of PEO worksite employees and additional pass-through benefits. In addition, “beyond payroll” revenues grew due to a 27% increase in revenues for the three months ended September 30, 2006 from our Time and Labor Management Services, as a result of increases in the number of clients utilizing this service.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 9%, from $271.8 million to $295.5 million, for the three months ended September 30, 2006. Earnings from continuing operations before income taxes for the three months ended September 30, 2006 did not grow at the same rate as the growth in revenues primarily due to the higher pass through costs associated with our PEO business and higher expenses associated with sales and implementation. Our PEO revenues and pass-through operating expenses related to benefits and workers’ compensation costs grew 25% and 27%, respectively, to $195.0 million and $142.7 million, respectively, for the three months ended September 30, 2006. Earnings from continuing operations before income taxes were also impacted by the increase of approximately $75 million in compensation expenses for implementation, service and saleforce personnel, spending on new business opportunities, and higher selling and implementation expenses associated with new business sales. This $75 million increase includes approximately $8 million relating to the accelerated hiring of our salesforce and implementation personnel to support our new business sales and approximately $6 million relating to higher than planned selling and implementation expenses as a result of the stronger than anticipated sales growth of 16% within Employer Services. Additionally, this $75 million increase includes higher expenses of approximately $15 million relating to our HR BPO opportunities. This spending was targeted at expanding our PEO business, our COS product for larger employers, our ASO product and GlobalView (SM). These additional expenses contributed to the decline of 50 basis points in Employer Services’ margins during the three months ended September 30, 2006.

Brokerage Services

Revenues

Brokerage Services' revenues increased 16% for the three months ended September 30, 2006 primarily due to the increase in certain investor communication activities. Revenues from our beyond beneficial products grew 31%, to $170.3 million, for the three months ended September 30, 2006, primarily driven by increased reorganization and fulfillment mailing activity and related postage revenue. In addition, postage revenue increased as a result of a 5.4% increase in the United States Postal Service postage rates in January 2006. Revenues from our beneficial proxy and interim communications grew 11%, to $128.5 million, for the three months ended September 30, 2006, due to increased volumes. Stock record growth, which is a measure of how many stockholders own a security compared to the prior year, decreased 3% for the three months ended September 30, 2006. Our number of pieces delivered increased 18% for the three months ended September 30, 2006, from 196 million to 232 million, due to increased interim communications and registered proxy volumes offset by less mutual fund meeting activity. Our back-office revenues remained flat at $85.6 million, for the three months ended September 30, 2006. Back-office average trades per day increased 19%, from 1.52 million to 1.81 million, for the three months ended September 30, 2006, primarily due to growth in our existing client base. The revenue associated with the increase in average trades per day was offset by the decrease in the average revenue per trade of 13% for the three months ended September 30, 2006, primarily due to our tiered pricing agreements and an increase in lower priced institutional trades.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $3.8 million, or 7%, to $58.5 million for the three months ended September 30, 2006. Margin declined approximately 115 basis points primarily due to the increase in postage revenues, which have lower margins, and the mix of our products. These decreases were offset in part by an improvement in margins of our back-office services products due to the continued efforts to align our operating expenses with back-office revenues and our overall cost containment measures.

Securities Clearing and Outsourcing Services

Revenues

Revenues for Securities Clearing and Outsourcing Services were $21.8 million for the three months ended September 30, 2006 as compared with $17.7 million for the three months ended September 30, 2005. The increase in revenues was primarily due to new outsourcing business and higher net interest income. Average margin balances for the three months ended September 30, 2006 were $634 million as compared with $595 million for the three months ended September 30, 2005. Average number of trades cleared per day for the three months ended September 30, 2006 was 22 thousand as compared with 18 thousand for the three months ended September 30, 2005.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was $6.5 million for the three months ended September 30, 2006 as compared with $11.8 million for the three months ended September 30, 2005. The improvement in the loss from continuing operations before income taxes was primarily due to higher revenues offset by lower expenses due to the absence of integration and transition costs incurred in the prior year.

Dealer Services

Revenues

Dealer Services’ revenues increased 23% for the three months ended September 30, 2006. Internal revenue growth was approximately 5% for the three months ended September 30, 2006. Revenues increased for our dealer business systems in North America by $17.8 million, to $231.8 million, for the three months ended September 30, 2006 primarily due to growth in our key products. The growth in our key products was primarily driven by the increased users for Application Service Provider managed services, increased Credit Check and Computerized Vehicle Registration transaction volume, new network installations and increased market penetration of our Customer Relationship Management product. Our revenues for the three months ended September 30, 2006 were also impacted by acquisitions, primarily Kerridge in December 2005, which contributed approximately 17% to our revenue growth for the three months ended September 30, 2006.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $6.7 million, or 16%, to $48.2 million for the three months ended September 30, 2006 primarily due to the increases in revenues of our dealer business systems and contributions from recent acquisitions offset by an increase in operating expenses as a result of additional implementation personnel due to the acquisition of Kerridge and the timing of new business installations during the quarter.

Other

The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense. Additionally, a gain of $38.6 million on the sale of a minority investment is included in “Other” for the three months ended September 30, 2006.

Reconciling Items

The prior year’s reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2007 budgeted foreign exchange rates. Reconciling items include foreign exchange differences between the actual foreign exchange rates and fiscal 2007 budgeted foreign exchange rates, and the adjustment for the difference between actual interest income earned on invested funds held for Employer Services’ clients and interest credited to Employer Services at a standard rate of 4.5%. Both of these adjustments are eliminated in consolidation and as such represent reconciling items to revenues and earnings from continuing operations before income taxes. The reportable segment results also include an internal cost of capital charge related to the funding of acquisitions and other investments. This charge is eliminated in consolidation and as such represents a reconciling item to earnings from continuing operations before income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, cash and marketable securities were $2,080.6 million. Stockholders’ equity was $5,847.9 million and the ratio of long-term debt-to-equity was 1.3% at September 30, 2006. At September 30, 2006, working capital was $2,004.2 million as compared to $2,167.4 million at June 30, 2006.

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

On August 2, 2006, we announced that our Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company through a tax-free spin-off of 100% of Brokerage Services Group to ADP shareholders. The spin-off is subject to required regulatory approvals and reviews. We expect to complete the separation before the end of fiscal 2007. Additionally, we currently estimate spin-related expenses of approximately $45 to $55 million to be incurred during fiscal 2007.

Our Securities Clearing and Outsourcing Services segment provides third-party clearing operations in the regulated broker-dealer industry. The cash flows from operations for this business differ from that of our other businesses because the broker-dealer third-party clearing activities utilize payables to finance their business activities and the regulations associated with the broker-dealer industry require cash or securities to be segregated for the exclusive benefit of customers in certain circumstances based on regulatory calculations driven by customers’ balances. As a result, management analyzes cash flows provided from operating activities of the Securities Clearing and Outsourcing Services segment separately from all other businesses. Management’s view of the net cash flows provided by operating activities is as follows:

	Three Months Ended
	September 30,
	2006	2005

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment	$178.5	$345.0

Net cash flows (used in) provided by operating operating activities for the Securities Clearing and Outsourcing Services segment	(11.2)	56.8

Net cash flows provided by operating activities, as reported	$167.3	$401.8

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment, were $178.5 million for the three months ended September 30, 2006, as compared to $345.0 million for the comparable period in the prior fiscal year. This decrease was primarily due to the increase in receivables and other assets as a result of the timing of our billings offset, in part, by the increase in net earnings for all businesses, excluding the Securities Clearing and Outsourcing Services segment, during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Net cash flows used in operating activities for the Securities Clearing and Outsourcing Services segment were $11.2 million for the three months ended September 30, 2006. The net cash flows used in operating activities for the Securities Clearing and Outsourcing Services segment for the three months ended September 30, 2006 primarily resulted from an increase of $193.9 million in securities clearing receivables offset by an increase of $181.4 million in securities clearing payables.

Cash flows used in investing activities for the three months ended September 30, 2006 totaled $31.1 million, compared to $46.8 million for the comparable period in the prior year. The fluctuation between periods was primarily due to the timing of purchases of and proceeds from marketable securities, the change in client funds obligations and the increase of $24.1 million in cash paid for acquisitions offset by the proceeds of $38.6 million received on the sale of an investment.

Cash flows used in financing activities for the three months ended September 30, 2006 totaled $636.3 million, compared to $272.4 million for the three months ended September 30, 2005. The increase in cash used in financing activities was primarily due to repurchases of common stock and the increase in dividends paid resulting from the increase in the amount of dividends per common share for the three months ended September 30, 2006, as compared to the comparable period in the prior year, offset by the increase in proceeds received from the stock purchase plan and exercises of stock options. We purchased 12.6 million shares of our common stock at an average price per share of $46.57 during the three months ended September 30, 2006. As of September 30, 2006, we had remaining Board of Directors’ authorization to purchase up to 71.4 million additional shares.

In June 2006, we entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments. These facilities replaced our prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated in June 2006. The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively. We also have a $1.5 billion credit facility that matures in June 2010. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. There were no borrowings through September 30, 2006 under the credit agreements.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At September 30, 2006 and 2005, there was no commercial paper outstanding. For the three months ended September 30, 2006 and 2005, we had average borrowings of $2.4 billion and $1.8 billion, respectively, at a weighted average interest rate of 5.3% and 3.5%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2006 and 2005 was less than two days for each period.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2006 and 2005, there were no outstanding obligations under repurchase agreements. For the three months ended September 30, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $142.9 million and $257.9 million, respectively, at a weighted average interest rate of 4.5% and 3.1%, respectively.

For the three months ended September 30, 2006 capital expenditures for continuing operations were $37.3 million. Capital expenditures for continuing operations for fiscal 2007 are expected to be approximately $250 million, compared to $289.2 million in fiscal 2006.

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

Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2006, approximately 20% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 80% of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2006	2005
Average investment balances at cost:
Corporate investments	$4,754.7	$3,897.0
Funds held for clients	12,513.3	11,420.2
Total	$17,268.0	$15,317.2

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	4.3%	3.5%
Funds held for clients	4.3%	3.8%
Total	4.3%	3.7%

Realized gains on available-for-sale securities	$0.4	$0.5
Realized losses on available-for-sale securities	(0.6)	(13.3)
Net realized losses on available-for-sale securities	$(0.2)	$(12.8)

	September 30,	June 30,
	2006	2006
Net unrealized pre-tax losses on available-for-sale securities	$(124.0)	$(312.9)
Total available-for-sale securities	$13,641.1	$13,612.8

The return on our portfolio is impacted by interest rate changes. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the Fed Funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated fiscal 2007 average investment balances and any related borrowings would result in approximately a $10 million impact to earnings before income taxes over a twelve-month period. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated fiscal 2007 average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over a twelve-month period.

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At September 30, 2006, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any single issuer.

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

Income Taxes

The Company is routinely examined by the Internal Revenue Service (the “IRS”) and tax authorities in countries in which it conducts business, as well as states in which it has significant business operations. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for fiscal 1998 through fiscal 2002 to be substantially completed during the current fiscal year. In addition, the IRS is conducting an examination of fiscal 2003 through fiscal 2006. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. (“DSI”) are named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, “UCS”), which lawsuit was tried before an arbitration panel in June 2003. This lawsuit alleges trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Company through its acquisition of DSI. UCS sought injunctive relief and damages of $56 million. On November 11, 2003, the arbitration panel appointed by the District Court entered an award in favor of DSI and its co-defendants (the “Award”). The Award denied all relief to UCS. The Award has been affirmed and adopted by the District Court as a final judgment of the Court. That judgment has been affirmed by the Court of Appeals for the First District of Texas, and the Texas Supreme Court denied UCS’s Petition for Review of that judgment on June 9, 2006. On September 8, 2006, UCS filed a Petition for Writ of Certiorari with the United States Supreme Court, to which the Company has replied. That Petition is now pending. The Company believes it has valid defenses with respect to the above matter and should prevail.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1)

July 1, 2006 to July 31, 2006	1,783,535	$44.87	1,774,460	32,222,940

August 1, 2006 to August 31, 2006	6,591,816		$46.46	6,564,800	75,658,140

September 1, 2006 to September 30, 2006	4,300,201		$47.43	4,268,700	71,389,440

Total	12,675,552	(2)		12,607,960

(1) In March 2001, the Company received the Board of Directors’ approval to repurchase up to 50 million shares of the Company’s common stock. In November 2002, November 2005 and August 2006, the Company received the Board of Directors’ approval to repurchase an additional 35 million, 50 million and 50 million shares, respectively, of the Company’s common stock. There is no expiration date for the common stock repurchase plan.

(2) During fiscal 2007, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 8,075 shares during July 2006, 27,016 shares during August 2006 and 5,753 shares during September 2006 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 1,000 shares during July 2006 and 25,748 shares during September 2006 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Company.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.2	Amended and Restated By-laws of the Company – incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 10, 2006

10.22

Letter Agreement, dated as of August 1, 2006 between Automatic Data Processing, Inc. and Christopher R. Reidy – incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, dated August 2, 2006 (Management Contract)

31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: November 9, 2006	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)