Form 10-Q
period 2006-12-31
AUTOMATIC DATA PROCESSING INC
filed 2007-02-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2007 was 550,288,406.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES:
Revenues, other than interest on funds held for Employer Services’ clients and PEO revenues	$1,968.3	$1,748.0	$3,837.8	$3,390.5
Interest on funds held for Employer Services’ clients	142.4	118.9	277.0	227.3
PEO revenues (A)	205.4	163.5	400.4	319.3
TOTAL REVENUES	2,316.1	2,030.4	4,515.2	3,937.1
EXPENSES:
Costs of revenues
Operating expenses	1,110.4	947.7	2,209.5	1,859.5
Systems development and programming costs	145.1	145.9	282.8	287.9
Depreciation and amortization	62.2	51.0	123.7	99.7
TOTAL COST OF REVENUES	1,317.7	1,144.6	2,616.0	2,247.1
Selling, general and administrative expenses	564.3	481.0	1,108.5	956.0
Separation costs	8.0	—	10.6	—
Other income, net	(27.6)	(9.0)	(82.4)	(11.4)
TOTAL EXPENSES	1,862.4	1,616.6	3,652.7	3,191.7
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	453.7	413.8	862.5	745.4
Provision for income taxes	170.7	156.8	324.4	282.6
NET EARNINGS FROM CONTINUING OPERATIONS	$283.0	$257.0	$538.1	$462.8
Earnings from discontinued operations, net of provision for income taxes of $1.9 and $1.2 for the three months ended December 31, 2006 and 2005, respectively, and $3.3 and $8.5 for the six months ended December 31, 2006 and 2005, respectively	14.7	2.7	17.0	16.9
NET EARNINGS	$297.7	$259.7	$555.1	$479.7

Basic Earnings Per Share from Continuing Operations	$0.52	$0.45	$0.98	$0.80
Basic Earnings Per Share from Discontinued Operations	0.03	—	0.03	0.03
BASIC EARNINGS PER SHARE	$0.54	$0.45	$1.01	$0.83
Diluted Earnings Per Share from Continuing Operations	$0.51	$0.44	$0.97	$0.80
Diluted Earnings Per Share from Discontinued Operations	0.03	—	0.03	0.03
DILUTED EARNINGS PER SHARE	$0.54	$0.45	$1.00	$0.83
Basic weighted average shares outstanding	548.5	576.2	551.4	576.8
Diluted weighted average shares outstanding	555.3	582.3	557.9	582.0
Dividends declared per common share	$0.2300	$0.1850	$0.4150	$0.3400

(A)

Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs of $2,442.5 and $1,719.2 for the three months ended December 31, 2006 and 2005, respectively, and $4,345.3 and $3,209.9 for the six months ended December 31, 2006 and 2005, respectively.

 See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31,	June 30,
Assets	2006	2006
Current assets:
Cash and cash equivalents	$1,294.7	$1,900.6
Short-term marketable securities (includes $40.4 and $40.3 of segregated securities deposited with clearing organizations or segregated for regulatory purposes, respectively)	249.4	367.9
Accounts receivable, net	1,280.7	1,185.5
Securities clearing receivables	924.0	836.8
Other current assets	522.8	451.5
Assets of discontinued operations	20.5	18.0
Total current assets	4,292.1	4,760.3

Long-term marketable securities	155.6	334.0
Long-term receivables, net	196.4	215.4
Property, plant and equipment, net	780.6	782.2
Other assets	896.3	830.1
Goodwill	2,753.4	2,466.2
Intangible assets, net	738.3	618.0
Total assets before funds held for clients	9,812.7	10,006.2
Funds held for clients	21,799.5	17,483.9
Total assets	$31,612.2	$27,490.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171.8	$205.6
Accrued expenses and other current liabilities	1,463.2	1,542.3
Securities clearing payables	790.5	613.6
Income taxes payable	94.8	205.7
Liabilities of discontinued operations	31.2	35.0
Total current liabilities	2,551.5	2,602.2

Long-term debt	73.8	74.3
Other liabilities	426.1	373.4
Deferred income taxes	183.1	123.7
Deferred revenues	534.3	517.5
Total liabilities before client funds obligations	3,768.8	3,691.1
Client funds obligations	21,936.9	17,787.4
Total liabilities	25,705.7	21,478.5

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized 1,000.0 shares; issued 638.7 shares	63.9	63.9
Capital in excess of par value	260.5	157.4
Retained earnings	9,438.0	9,111.4
Treasury stock - at cost: 90.7 and 77.3 shares, respectively	(3,872.6)	(3,194.8)
Accumulated other comprehensive income (loss)	16.7	(126.3)
Total stockholders’ equity	5,906.5	6,011.6
Total liabilities and stockholders’ equity	$31,612.2	$27,490.1

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$555.1	$479.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	(38.6)	—
Depreciation and amortization	168.0	142.5
Deferred income taxes	4.3	3.8
Stock-based compensation expense	82.6	83.5
Pension expense	22.6	17.2
Net realized (gain) loss from the sales of marketable securities	(17.9)	15.9
Amortization of premiums and discounts on available-for-sale securities	21.7	44.3
Gain on sale of business	(13.2)	—
Impairment of assets of discontinued operations business	—	19.0
Other	27.8	15.9
Operating activities of discontinued operations	(2.4)	1.4
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease in securities deposited with clearing organizations or segregated for regulatory purposes	(0.1)	178.4
Increase in receivables and other assets	(176.7)	(20.1)
Decrease in accounts payable, accrued expenses and other liabilities	(225.4)	(103.1)
Increase in securities clearing receivables	(87.2)	(84.6)
Increase in securities clearing payables	176.8	106.4
Net cash flows provided by operating activities	497.4	900.2
Cash Flows from Investing Activities:
Purchases of marketable securities	(2,468.1)	(2,931.6)
Proceeds from the sales and maturities of marketable securities	2,614.3	2,584.4
Net purchases of client funds securities	(4,044.7)	(1,595.3)
Change in client funds obligations	4,188.3	2,001.4
Capital expenditures	(89.7)	(150.8)
Additions to intangibles	(101.2)	(56.2)
Proceeds from the sale of investment	38.6	—
Proceeds from the sale of business	13.2	—
Acquisitions of businesses, net of cash acquired	(369.2)	(285.9)
Other	9.2	5.6
Investing activities of discontinued operations	—	(8.7)
Net cash flows used in investing activities	(209.3)	(437.1)
Cash Flows from Financing Activities:
Proceeds from issuance of notes	0.3	0.3
Payments of debt	(1.2)	(0.4)
Repurchases of common stock	(872.0)	(341.0)
Proceeds from stock purchase plan and exercises of stock options	178.6	149.2
Dividends paid	(207.9)	(181.1)
Financing activities of discontinued operations	—	4.3
Net cash flows used in financing activities	(902.2)	(368.7)
Effect of exchange rate changes on cash and cash equivalents	8.2	(7.2)
Net change in cash and cash equivalents	(605.9)	87.2
Cash and cash equivalents, beginning of period	1,900.6	975.0
Cash and cash equivalents, end of period	$1,294.7	$1,062.2
Less cash and cash equivalents of discontinued operations, end of period	—	117.8
Cash and cash equivalents of continuing operations, end of period	$1,294.7	$944.4

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2006. The results of operations for the three and six months ended December 31, 2006 may not be indicative of the results to be expected for the fiscal year ending June 30, 2007.

Note 2. Discontinued Operations

During the three months ended December 31, 2006, the Company entered into a definitive agreement to sell its Sandy division, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $5.2 million in cash, subject to final closing adjustments, plus an additional earn-out payment if certain revenue targets are achieved. On January 23, 2007, the Company completed the sale of its Sandy division. The Company has classified the results of operations of this business as discontinued operations for all periods presented.

On April 13, 2006, the Company completed the sale of its Claims Services business to Solera, Inc. for $975.0 million in cash and reported a gain of $560.9 million, or $452.8 million after tax, during the fiscal year ended June 30, 2006. During the three months ended December 31, 2006, the Company received an additional payment of $13.2 million, or $12.6 million after tax, from Solera, Inc., which represented the final purchase price adjustment for the sale of the Claims Services business. The Claims Services business was a separate operating segment of the Company and was reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of operations of this business as discontinued operations for all periods presented.

On January 20, 2006, the Company completed the sale of its Brokerage Services’ financial print business. The Company classified the results of operations of this business as discontinued operations during the fiscal year ended June 30, 2006.

Operating results of these discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues	$17.7	$145.0	$36.2	$284.5
Earnings from discontinued operations before income taxes	3.4	3.9	7.1	25.4
Provision for income taxes	1.3	1.2	2.7	8.5
Net earnings from discontinued operations before gain on disposal of discontinued operations	2.1	2.7	4.4	16.9
Gain on disposal of discontinued operations, net of provision for income taxes of $0.6	12.6	—	12.6	—
Net earnings from discontinued operations	$14.7	$2.7	$17.0	$16.9

The following are the major classes of assets and liabilities related to the discontinued operations as of December 31, 2006 and June 30, 2006.

	December 31,	June 30,
	2006	2006
Assets:
Accounts receivable, net	$19.5	$16.9
Property, plant and equipment, net	0.1	0.2
Other assets	0.9	0.9

Total	$20.5	$18.0

Liabilities:
Accounts payable	$1.8	$1.7
Accrued expenses	7.8	9.2
Income taxes payable	14.5	14.6
Deferred revenue	7.1	9.5

Total	$31.2	$35.0

Note 3. Cost of Revenues

The Company has revised the format of our Statements of Consolidated Earnings to include a separate line item for cost of revenues. The Company’s costs and expenses applicable to revenues (“cost of revenues”) represent the total of operating expenses and systems development and programming costs as presented on the Statements of Consolidated Earnings, as well as the portion of depreciation and amortization that relates to our services and products.

The Company previously reported that depreciation and amortization from continuing operations totaled $72.5 million and $142.5 million for the three and six months ended December 31, 2005, respectively. The portion of depreciation and amortization that relates to our services and products equals $51.0 million and $99.7 million for the three and six months ended December 31, 2005, respectively, and is included in cost of revenues. The portion of depreciation and amortization that does not relate to our services and products of $21.5 million and $42.8 million for the three and six months ended December 31, 2005, respectively, was reclassified to selling, general and administrative expenses on the Statements of Consolidated Earnings.

The following table provides the cost of revenues from continuing operations for the three fiscal years ended June 30, 2006:

Years ending June 30,	2006	2005	2004

Operating expenses	$4,234.6	$3,713.8	$3,257.0
Systems development and programming costs	589.8	549.9	523.6
Depreciation and amortization	216.8	209.5	215.9
Cost of revenues	$5,041.2	$4,473.2	$3,996.5

Note 4. Spin-off of Brokerage Services Group

On August 2, 2006, the Company announced that its Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company through a tax-free spin-off of 100% of Brokerage Services Group to ADP shareholders. This new independent publicly traded company will be called Broadridge Financial Solutions, Inc. (“Broadridge"). The Company has requested a favorable ruling from the Internal Revenue Service (the “IRS”) with respect to the spin-off and intends to complete the spin-off only if the favorable ruling and a favorable opinion of counsel confirming the spin-off’s tax-free status are received. The spin-off is also subject to other conditions, including necessary regulatory approvals.

In December 2006, Broadridge (under the name of “BSG LLC”) filed a registration statement on Form 10 with the Securities and Exchange Commission (“SEC”). The financial presentation of Broadridge in the Form 10 differs from the financial presentation of the Brokerage Services and Securities Clearing and Outsourcing Services segments in ADP’s financial statements due to adjustments made in the Form 10 to reflect the additional corporate expenses and other operating costs of Broadridge as if it were a stand-alone company.

Upon completion of the spin-off, the ADP shareholders will have separate ownership interests in ADP and Broadridge. Broadridge will be a global provider of technology-based outsourcing solutions to the financial services industry. ADP and Broadridge will be two distinct businesses with separate ownership and management. To facilitate Broadridge’s separation from ADP, ADP will provide certain services to Broadridge during a transition period following completion of the spin-off. ADP expects to incur incremental costs associated with the spin-off of approximately $45 to $55 million. Incremental costs associated with the spin-off of $8.0 million and $10.6 million for the three and six months ended December 31, 2006, respectively, are included in separation costs on the Statements of Consolidated Earnings and are principally related to professional services.

Note 5. New Accounting Pronouncements

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company plans to include the effect of adopting SAB 108 in its Annual Report on Form 10-K for the year ending June 30, 2007 and is currently evaluating the effect that the adoption will have on its consolidated results of operations and financial condition.

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

Note 6. Acquisitions

The Company acquired four businesses during the six months ended December 31, 2006 for approximately $368.3 million, net of cash acquired and subject to post-closing purchase adjustments. The Company has allocated the purchase price of these acquisitions based upon preliminary estimates and assumptions. Accordingly, these allocations are subject to revision when the Company receives final information, including appraisals and other analyses. These acquisitions resulted in approximately $264.8 million of goodwill. Intangible assets acquired, which totaled approximately $100.3 million, consisted primarily of customer contracts and lists, software and trademarks that are being amortized over a weighted average life of 10 years. The acquisitions were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows. The Company also made $0.9 million of contingent payments relating to previously consummated acquisitions.

Note 7. Earnings Per Share (“EPS”)

	For the three months ended December 31,
	2006			2005
	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations

Basic	$283.0	548.5	$0.52	$257.0	576.2	$0.45
Effect of zero coupon subordinated notes	0.4	1.1		0.3	1.2
Effect of employee compensation related shares	—	5.7		—	4.9
Diluted	$283.4	555.3	$0.51	$257.3	582.3	$0.44

	For the six months ended December 31,
	2006			2005
	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations	Net Earnings from Continuing Operations	Weighted Average Shares	EPS from Continuing Operations

Basic	$538.1	551.4	$0.98	$462.8	576.8	$0.80
Effect of zero coupon subordinated notes	0.8	1.1		0.6	1.2
Effect of employee compensation related shares	—	5.4		—	4.0
Diluted	$538.9	557.9	$0.97	$463.4	582.0	$0.80

Options to purchase 21.5 million and 29.2 million shares of common stock for the three months ended December 31, 2006 and 2005, respectively, and 24.9 million and 34.5 million shares of common stock for the six months ended December 31, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive for each respective period.

Note 8. Fair Value Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation primarily consists of the following:

•

Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued under a grade vesting schedule and, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. In fiscal 2007, the Company has reduced the number of stock options issued to employees and replaced these awards with the issuance of performance-based restricted stock.

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

•

Restricted Stock. The Company has a restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $44.2 million and $40.5 million was recognized in earnings from continuing operations for the three months ended December 31, 2006 and 2005, respectively, as well as related tax benefits of $13.5 million and $11.6 million, respectively. Stock-based compensation expense of $82.6 million and $83.5 million was recognized in earnings from continuing operations for the six months ended December 31, 2006 and 2005, respectively, as well as related tax benefits of $24.7 million and $23.9 million, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Operating expenses	$8.5	$7.7	$15.0	$15.9
Selling, general and administrative expenses	26.6	24.9	51.5	51.0
System development and programming costs	9.1	7.9	16.1	16.6
Total pretax stock-based compensation expense included in continuing operations	$44.2	$40.5	$82.6	$83.5
Total pretax stock-based compensation expense included in discontinued operations	0.2	2.3	0.3	4.8
Total pretax stock-based compensation expense	$44.4	$42.8	$82.9	$88.3

As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $109.2 million, $9.9 million and $105.3 million respectively, which will be amortized over the weighted average remaining requisite service periods of 1.2 years, 0.6 years and 1.2 years, respectively.

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

The following assumptions were used to determine the fair values estimated at the date of grant of stock options granted during the six months ended December 31, 2006 and 2005:

Risk-free interest rate	4.7% — 5.4%	4.0%
Dividend yield	1.6%	1.4%
Weighted average volatility factor	24.5% — 24.7%	24.7%
Weighted average expected life (in years)	5.6	5.5
Weighted average fair value (in dollars)	$12.21	$10.37

Note 9. Other Income, net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Interest income on corporate funds	$(41.8)	$(37.8)	$(93.6)	$(71.7)
Interest expense	32.3	25.7	67.7	44.4
Gain on sale of investment	—	—	(38.6)	—
Realized gains on available-for-sale securities	(19.7)	(0.1)	(20.1)	(0.6)
Realized losses on available-for-sale securities	1.6	3.2	2.2	16.5

Other income, net	$(27.6)	$(9.0)	$(82.4)	$(11.4)

Proceeds from sales and maturities of available-for-sale securities were $2,614.3 million and $2,584.4 million for the six months ended December 31, 2006 and 2005, respectively.

During the six months ended December 31, 2006, the Company sold a minority investment that was previously accounted for using the cost basis and had a net book value of $0. The Company’s sale of this investment resulted in a gain of approximately $38.6 million.

Note 10. Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net earnings	$297.7	$259.7	$555.1	$479.7
Other comprehensive income (loss):
Foreign currency translation adjustments	10.3	(32.8)	31.9	(16.4)
Unrealized net gain (loss) on available-for-sale securities, net of tax	(10.0)	(36.2)	111.1	(109.5)
Comprehensive income	$298.0	$190.7	$698.1	$353.8

Note 11. Interim Financial Data by Segment

Employer Services, Brokerage Services, Securities Clearing and Outsourcing Services and Dealer Services are the Company's reportable segments. The primary components of “Other” are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense.

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Employer Services	$1,540.5	$1,376.6	$2,994.2	$2,679.7
Brokerage Services	404.3	368.4	816.9	725.1
Securities Clearing and Outsourcing Services	23.2	19.8	45.0	37.5
Dealer Services	302.9	253.8	597.5	493.5
Other	32.5	31.8	39.9	43.6
Reconciling items:
Foreign exchange	18.1	(3.7)	33.6	(6.0)
Client fund interest	(5.4)	(16.3)	(11.9)	(36.3)
Total	$2,316.1	$2,030.4	$4,515.2	$3,937.1

	Earnings From Continuing Operations Before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Employer Services	$335.0	$310.1	$630.6	$582.0
Brokerage Services	57.0	54.8	115.5	109.4
Securities Clearing and Outsourcing Services	(5.5)	(7.6)	(12.0)	(19.4)
Dealer Services	48.0	39.3	92.3	80.1
Other	(16.9)	(1.4)	(32.7)	(38.7)
Reconciling items:
Foreign exchange	2.5	(0.4)	4.8	(1.3)
Client fund interest	(5.4)	(16.3)	(11.9)	(36.3)
Cost of capital charge	39.0	35.3	75.9	69.6
Total	$453.7	$413.8	$862.5	$745.4

Note 12. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2006 and June 30, 2006 are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$9,859.6	—	—	$9,859.6
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	40.4	—	—	40.4
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,336.1	1.5	(88.0)	6,249.6
Asset backed securities	2,076.3	4.3	(17.6)	2,063.0
Corporate bonds	3,615.6	6.8	(36.4)	3,586.0
Canadian government obligations and Canadian government agency obligations	965.6	0.4	(4.9)	961.1
Other debt securities	745.4	1.9	(7.8)	739.5
Total available-for-sale securities	13,739.0	14.9	(154.7)	13,599.2
Total corporate investments and funds held for clients	$23,639.0	$14.9	$(154.7)	$23,499.2

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$6,433.3	—	—	$6,433.3
Trading securities:
U.S. Treasury and direct obligations of U.S. government agencies	40.3	—	—	40.3
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,441.5	0.1	(165.0)	6,276.6
Asset backed securities	2,214.1	0.3	(40.8)	2,173.6
Corporate bonds	3,564.7	0.2	(75.9)	3,489.0
Canadian government obligations and Canadian government agency obligations	838.1	0.1	(11.5)	826.7
Other debt securities	867.3	0.1	(20.5)	846.9
Total available-for-sale securities	13,925.7	0.8	(313.7)	13,612.8
Total corporate investments and funds held for clients	$20,399.3	$0.8	$(313.7)	$20,086.4

Classification of investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2006	2006

Corporate investments:
Cash and cash equivalents	$1,294.7	$1,900.6
Short-term marketable securities	249.4	367.9
Long-term marketable securities	155.6	334.0

Total corporate investments	1,699.7	2,602.5
Funds held for clients	21,799.5	17,483.9

Total corporate investments and funds held for clients	$23,499.2	$20,086.4

The Company’s trading securities include $40.4 million and $40.3 million at December 31, 2006 and June 30, 2006, respectively, that have been pledged as collateral to exchanges and clearinghouses.

The Company believes that its available-for-sale securities that have fair values below cost are not other-than-temporarily impaired since it is probable that principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was primarily due to changes in interest rates and not changes to credit risk. The Company currently believes that it has the ability to hold these investments until the earlier of market price recovery and/or maturity and currently intends to do so. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

At December 31, 2006 approximately 95% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and Dominion Bond Rating Service.

Expected maturities of available-for-sale securities at December 31, 2006 are as follows:

Due in one year or less	$2,763.8
Due after one year to two years	2,679.3
Due after two years to three years	2,529.7
Due after three years to four years	2,598.3
Due after four years to ten years	3,028.1

Total available-for-sale securities	$13,599.2

Note 13. Allowance for Doubtful Accounts

The allowance for doubtful accounts was $44.9 million and $43.1 million at December 31, 2006 and June 30, 2006, respectively.

Note 14. Securities Clearing and Outsourcing Services

Securities clearing receivables and payables consist of the following:

	December 31,	June 30,
	2006	2006
Receivables:
Clearing customers	$551.9	$552.0
Securities borrowed	110.2	100.7
Broker-dealers and other	111.5	63.3
Clearing organizations	24.3	27.7
Securities failed to deliver	126.1	93.1

Total	$924.0	$836.8

Payables:
Clearing customers	$550.2	$449.7
Securities loaned	13.3	5.8
Broker-dealers and other	132.8	90.8
Securities failed to receive	94.2	67.3

Total	$790.5	$613.6

The Securities Clearing and Outsourcing Services segment is comprised of one subsidiary, ADP Clearing & Outsourcing Services, Inc. (“ADP Clearing”). As of December 31, 2006, ADP Clearing had received collateral, primarily in connection with securities borrowed, customer margin loans and broker-dealer accounts, with a market value of approximately $6,749.2 million, which it can sell or repledge. Of this amount, approximately $380.0 million had been repledged or sold as of December 31, 2006 in connection with securities loaned, deposits with clearing organizations and securities clearing activities.

As a registered broker-dealer and member of the New York Stock Exchange, ADP Clearing is subject to the Uniform Net Capital Rule 15c3-1 (the “rule”) of the SEC. ADP Clearing computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital be equal to 2% of aggregate debit items arising from customer transactions. At December 31, 2006, ADP Clearing’s net capital was $216.5 million, which was 27.5% of aggregate debit items and exceeded requirements by $200.8 million. ADP Clearing has secured unlimited Securities Industry Protection Corporation (“SIPC”) insurance coverage for its customers. Under the terms of the unlimited SIPC insurance coverage, ADP Clearing is required to maintain net capital of $200.0 million.

Note 15. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2006 are as follows:

	Employer Services	Brokerage Services	Securities Clearing and Outsourcing Services	Dealer Services	Other	Total

Balance as of June 30, 2006	$1,246.2	$370.0	$110.4	$730.0	$9.6	$2,466.2
Additions, net	264.2	—	(0.3)	1.1	—	265.0
Adjustment to reallocate goodwill	—	80.0	(80.0)	—	—	—
Currency translation adjustments	9.5	0.7	—	11.8	0.2	22.2
Balance as of December 31, 2006	$1,519.9	$450.7	$30.1	$742.9	$9.8	$2,753.4

During the three months ended December 31, 2006, the Company recorded an adjustment to allocate $80.0 million of goodwill from the Securities Clearing and Outsourcing Services segment, originally recorded as part of the fiscal 2005 acquisition of the U.S. Clearing and BrokerDealer Services divisions of Bank of America Corporation, to the Brokerage Services segment as this segment received a benefit from a significant portion of the synergies attained from this acquisition.

Components of intangible assets, net are as follows:

	December 31,	June 30,
	2006	2006
Intangible assets:
Software and software licenses	$960.7	$833.6
Customer contracts and lists	693.5	624.2
Other intangibles	333.3	332.3
	1,987.5	1,790.1
Less accumulated amortization:
Software and software licenses	(684.3)	(635.2)
Customer contracts and lists	(348.7)	(332.7)
Other intangibles	(216.2)	(204.2)
	(1,249.2)	(1,172.1)

Intangible assets, net	$738.3	$618.0

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 12 years for customer contracts and lists, and 9 years for other). Amortization of intangibles totaled $40.4 million and $33.0 million for the three months ended December 31, 2006 and 2005, respectively, and totaled $77.9 million and $64.8 million for the six months ended December 31, 2006 and 2005, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining six months of fiscal 2007 and the succeeding five fiscal years are as follows:

Amount
2007	$94.7
2008	$164.6
2009	$112.8
2010	$82.1
2011	$48.1
2012	$43.7

Note 16. Short-term Financing

In June 2006, the Company entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments. These facilities replaced the Company’s prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated in June 2006. The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively. The Company also has a $1.5 billion credit facility that matures in June 2010. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2006 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At December 31, 2006 and 2005, there was no commercial paper outstanding. For both the three months ended December 31, 2006 and 2005, the Company had average borrowings of $2.1 billion at a weighted average interest rate of 5.3% and 4.0%, respectively. For the six months ended December 31, 2006 and 2005, the Company had average borrowings of $2.2 billion and $1.9 billion, respectively, at a weighted average interest rate of 5.3% and 3.8%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2006 and 2005 was less than two days for each period.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2006 and 2005, there were no outstanding obligations under repurchase agreements. For the three months ended December 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $113.5 million and $165.3 million, respectively, at a weighted average interest rate of 4.3% and 3.3%, respectively. For the six months ended December 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $128.2 million and $216.0 million, respectively, at a weighted average interest rate of 4.4% and 3.2%, respectively.

Note 17. Pension Plans

The components of net pension expense included in continuing operations were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost– benefits earned during the period	$10.8	$7.9	$21.7	$15.8
Interest cost on projected benefits	12.1	9.9	24.2	19.8
Expected return on plan assets	(15.2)	(14.0)	(30.5)	(28.0)
Net amortization and deferral	3.6	4.8	7.2	9.6
Net pension expense	$11.3	$8.6	$22.6	$17.2

The minimum required contribution to the Company’s pension plans is $3.3 million in fiscal 2007. For the six months ended December 31, 2006, the Company made $21.7 million in contributions to the pension plans and expects to contribute an additional $1.6 million during fiscal 2007.

Note 18. Commitments and Contingencies

From time to time the Company will extend a temporary subordinated loan (“TSL”) to its correspondent broker-dealers in the Securities Clearing and Outsourcing Services segment. In addition, the Company will provide committed revolving lines of credit. As of December 31, 2006 and 2005, there were no TSL's outstanding. Unfunded committed revolving lines of credit were $0 and $5 million as of December 31, 2006 and 2005, respectively.

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

Note 19. Income Taxes

The Company is routinely examined by the IRS and tax authorities in countries in which it conducts business, as well as states in which it has significant business operations. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for fiscal 1998 through fiscal 2002 to be substantially completed during fiscal 2008. In addition, the IRS is conducting an examination of fiscal 2003 through fiscal 2006. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	December 31,
	2006	2005	Change

Total revenues	$2,316.1	$2,030.4	14%

Costs of revenues
Operating expenses	1,110.4	947.7
Systems development and programming costs	145.1	145.9
Depreciation and amortization	62.2	51.0
Total cost of revenues	1,317.7	1,144.6

Selling, general and administrative expenses	564.3	481.0
Separation costs	8.0	—
Other income, net	(27.6)	(9.0)
Total expenses	$1,862.4	$1,616.6	15%

Earnings from continuing operations before income taxes	$453.7	$413.8	10%
Margin	20%	20%

Provision for income taxes	$170.7	$156.8	9%
Effective tax rate	37.6%	37.9%

Net earnings from continuing operations	$283.0	$257.0	10%

Diluted earnings per share from continuing operations	$0.51	$0.44	16%

	Six Months Ended
	December 31,
	2006	2005	Change

Total revenues	$4,515.2	$3,937.1	15%

Costs of revenues
Operating expenses	2,209.5	1,859.5
Systems development and programming costs	282.8	287.9
Depreciation and amortization	123.7	99.7
Total cost of revenues	2,616.0	2,247.1

Selling, general and administrative expenses	1,108.5	956.0
Separation costs	10.6	—
Other income, net	(82.4)	(11.4)
Total expenses	$3,652.7	$3,191.7	14%

Earnings from continuing operations before income taxes	$862.5	$745.4	16%
Margin	19%	19%

Provision for income taxes	$324.4	$282.6	15%
Effective tax rate	37.6%	37.9%

Net earnings from continuing operations	$538.1	$462.8	16%

Diluted earnings per share from continuing operations	$0.97	$0.80	21%

We have revised the format of our Statements of Consolidated Earnings to include a separate line item for cost of revenues. Our costs and expenses applicable to revenues represent the total of operating expenses and systems development and programming costs as presented on the Statements of Consolidated Earnings, as well as the portion of depreciation and amortization that relates to our services and products.

We previously reported that depreciation and amortization from continuing operations totaled $72.5 million and $142.5 million for the three and six months ended December 31, 2005, respectively. The portion of depreciation and amortization that relates to our services and products equals $51.0 million and $99.7 million for the three and six months ended December 31, 2005, respectively, and is included in cost of revenues. The portion of depreciation and amortization that does not relate to our services and products of $21.5 million and $42.8 million for the three and six months ended December 31, 2005, respectively, was reclassified to selling, general and administrative expenses on the Statements of Consolidated Earnings.

Total Revenues

Our consolidated revenues for the three months ended December 31, 2006 grew 14%, to $2,316.1 million, primarily due to increases in Employer Services of 12%, or $163.9 million, to $1,540.5 million, Brokerage Services of 10%, or $35.9 million, to $404.3 million, Securities Clearing and Outsourcing Services of 17%, or $3.4 million, to $23.2 million, and Dealer Services of 19%, or $49.1 million, to $302.9 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 11% for the three months ended December 31, 2006 as compared to the prior year. Revenue growth was favorably impacted by $22.2 million, or 1%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended December 31, 2006 include interest on funds held for Employer Services’ clients of $142.4 million as compared to $118.9 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 9% in our average client funds balances to $13.1 billion, as well as the increase in the average interest rates earned to 4.3% for the three months ended December 31, 2006 as compared to 4.0% in the prior year. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $5.4 million and $16.3 million in the three months ended December 31, 2006 and 2005, respectively, and results in the elimination of this allocation in consolidation.

Our consolidated revenues for the six months ended December 31, 2006 grew 15%, to $4,515.2 million, primarily due to increases in Employer Services of 12%, or $314.5 million, to $2,994.2 million, Brokerage Services of 13%, or $91.8 million, to $816.9 million, Securities Clearing and Outsourcing Services of 20%, or $7.5 million, to $45.0 million, and Dealer Services of 21%, or $104.0 million, to $597.5 million. Our consolidated internal revenue growth was 12% for the six months ended December 31, 2006 as compared to the prior year. Revenue growth was favorably impacted by $39.7 million, or 1%, due to fluctuations in foreign currency exchange rates.

 Our consolidated revenues for the six months ended December 31, 2006 include interest on funds held for Employer Services’ clients of $277.0 million as compared to $227.3 million in the prior year. The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 9% in our average client funds balances to $12.8 billion, as well as the increase in the average interest rates earned to 4.3% for the six months ended December 31, 2006 as compared to 3.9% in the prior year. We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates. The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $11.9 million and $36.3 million in the six months ended December 31, 2006 and 2005, respectively, and results in the elimination of this allocation in consolidation.

Total Expenses

Our consolidated expenses for the three months ended December 31, 2006 increased by $245.8 million, to $1,862.4 million, from $1,616.6 million for the three months ended December 31, 2005. Our consolidated expenses for the six months ended December 31, 2006 increased by $461.0 million, to $3,652.7 million, from $3,191.7 million for the six months ended December 31, 2005. The increase in our consolidated expenses for both periods is due to the increase in our revenues, higher pass-through costs associated with our Professional Employer Organization (“PEO”) business and investor communications activity, an increase in our salesforce and implementation personnel and higher expenses associated with our Employer Services’ new business sales and implementation. In addition, consolidated expenses increased by $19.4 million, or 1%, and $33.8 million, or 1%, for the three and six months ended December 31, 2006, respectively, due to fluctuations in foreign currency exchange rates.

Our total cost of revenues increased by $173.1 million, to $1,317.7 million, from $1,144.6 million for the three months ended December 31, 2006 due to increases in our operating expenses. Operating expenses increased by $162.7 million, or 17%, for the three months ended December 31, 2006 due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs that are re-billable. The pass-through costs for these two services were $286.4 million and $241.4 million for the three months ended December 31, 2006 and 2005, respectively. In addition, operating expenses for the three months ended December 31, 2006 increased by approximately $53 million as a result of higher compensation expenses associated with additional implementation and service personnel, including approximately $15 million of spending on new business opportunities in Employer Services. Our new business opportunities relate to our Employer Services’ Human Resource Business Process Outsourcing (“HR BPO”) opportunities, which focus on the outsourcing of integrated multiple processes – such as payroll, HR, and benefits and related administration. This spending was targeted at expanding our Comprehensive Outsourcing Services (“COS”) product for larger employers, our PEO business, our Administrative Services Offering (“ASO”) product, which is a bundled HR outsourcing solution similar to a PEO, but without co-employment, and GlobalView®, our HR outsourcing offering for multi-national organizations. Operating expenses for the three months ended December 31, 2006 also increased by approximately 2% due to the operating costs of our new businesses acquired, which primarily represents Kerridge Computer Company Ltd (“Kerridge”).

Our total cost of revenues increased by $368.9 million, to $2,616.0 million, from $2,247.1 million for the six months ended December 31, 2006 due to increases in our operating expenses. Operating expenses increased by $350.0 million, or 19%, for the six months ended December 31, 2006 due to the increase in revenues, including the increases in the PEO business and investor communications activity, which both have pass-through costs that are re-billable. The pass-through costs for these two services were $569.1 million and $462.9 million for the six months ended December 31, 2006 and 2005, respectively. In addition, operating expenses for the six months ended December 31, 2006 increased by approximately $89 million as a result of higher compensation expenses associated with additional implementation and service personnel, including approximately $26 million of spending on new business opportunities in Employer Services as discussed above. Lastly, operating expenses also increased by approximately 2% due to the operating costs of our new businesses acquired, which primarily represents Kerridge.

Selling, general and administrative expenses increased by $83.3 million, or 17%, for the three months ended December 31, 2006, due to the increase in salesforce personnel and higher selling expenses in Employer Services resulting in an increase of approximately $37 million of expenses. This $37 million increase includes approximately $5 million for expenses relating to our Employer Services’ HR BPO opportunities discussed above. In addition, selling, general and administrative expenses also increased by approximately 4% due to the selling, general and administrative costs of our new businesses acquired, which primarily represents Kerridge.

Selling, general and administrative expenses increased by $152.5 million, or 16%, for the six months ended December 31, 2006, due to the increase in salesforce personnel and higher selling expenses in Employer Services resulting in an increase of approximately $73 million of expenses. This $73 million increase includes approximately $9 million for expenses relating to our Employer Services’ HR BPO opportunities discussed above. In addition, selling, general and administrative expenses also increased by approximately 4% due to the selling, general and administrative costs of our new businesses acquired, which primarily represents Kerridge.

Separation costs represent the incremental costs associated with the spin-off of the Brokerage Services Group and totaled $8.0 million and $10.6 million for the three and six months ended December 31, 2006, respectively. We expect to incur separation costs of $45 to $55 million during the fiscal year ending June 30, 2007.

Other income, net, increased $18.6 million for the three months ended December 31, 2006 due to an increase of $19.6 million of realized gains on our available for sale securities as a result of the liquidation of certain investments during the quarter. Additionally, other income, net included an increase in interest income on corporate funds of $4.0 million as a result of higher interest rates offset by an increase of $6.6 million in interest expense as a result of higher interest rates on our short-term financing arrangements.

Other income, net, increased $71.0 million for the six months ended December 31, 2006 due to a gain of $38.6 million on the sale of a minority investment, an increase of $19.5 million of realized gains on our available for sale securities as a result of the liquidation of certain investments and a decline of $14.3 million of realized losses on our available for sale securities. Additionally, other income, net included an increase in interest income on corporate funds of $21.9 million as a result of higher interest rates offset by an increase of $23.3 million in interest expense as a result of higher interest rates on our short-term financing arrangements.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased by $39.9 million, or 10%, from $413.8 million for the three months ended December 31, 2005 to $453.7 million for the three months ended December 31, 2006 due to the increase in revenues and expenses discussed above. Overall margin remained flat at 20% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Earnings from continuing operations before income taxes increased by $117.1 million, or 16%, from $745.4 million for the six months ended December 31, 2005 to $862.5 million for the six months ended December 31, 2006 due to the increase in revenues and expenses discussed above. Overall margin remained flat at 19% for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005.

 Provision for Income Taxes

Our effective tax rate for the three and six months ended December 31, 2006 was 37.6%, as compared to 37.9% for the comparable periods in the prior year. The decrease in the effective tax rate for both periods is primarily attributable to a favorable mix in income among tax jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 10%, to $283.0 million, for the three months ended December 31, 2006, from $257.0 million for the three months ended December 31, 2005, and the related diluted earnings per share from continuing operations increased 16%, to $0.51, for the three months ended December 31, 2006. Net earnings from continuing operations increased 16%, to $538.1 million, for the six months ended December 31, 2006, from $462.8 million for the six months ended December 31, 2005, and the related diluted earnings per share from continuing operations increased 21%, to $0.97, for the six months ended December 31, 2006. The increase in net earnings from continuing operations for the three and six months ended December 31, 2006 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues being offset by expenses, and a lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three and six months ended December 31, 2006 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 5.1 million shares and 17.7 million shares during the three and six months ended December 31, 2006, respectively, and the repurchase of 29.6 million shares in fiscal 2006.

Analysis of Reportable Segments

Analysis of Reportable Segments

Revenues
	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2006	2005	Change	2006	2005	Change

Employer Services	$1,540.5	$1,376.6	12%	$2,994.2	$2,679.7	12%
Brokerage Services	404.3	368.4	10%	816.9	725.1	13%
Securities Clearing and Outsourcing Services	23.2	19.8	17%	45.0	37.5	20%
Dealer Services	302.9	253.8	19%	597.5	493.5	21%
Other	32.5	31.8	2%	39.9	43.6	(8)%
Reconciling items:
Foreign exchange	18.1	(3.7)		33.6	(6.0)
Client fund interest	(5.4)	(16.3)		(11.9)	(36.3)
Total revenues	$2,316.1	$2,030.4	14%	$4,515.2	$3,937.1	15%

Earnings From Continuing Operations
Before Income Taxes
	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2006	2005	Change	2006	2005	Change

Employer Services	$335.0	$310.1	8%	$630.6	$582.0	8%
Brokerage Services	57.0	54.8	4%	115.5	109.4	6%
Securities Clearing and Outsourcing Services	(5.5)	(7.6)	28%	(12.0)	(19.4)	38%
Dealer Services	48.0	39.3	22%	92.3	80.1	15%
Other	(16.9)	(1.4)	(100)+%	(32.7)	(38.7)	16%
Reconciling items:
Foreign exchange	2.5	(0.4)		4.8	(1.3)
Client fund interest	(5.4)	(16.3)		(11.9)	(36.3)
Cost of capital charge	39.0	35.3		75.9	69.6
Total earnings from continuing operations before income taxes	$453.7	$413.8	10%	$862.5	$745.4	16%

Employer Services

Revenues

Employer Services' revenues increased 12% for both the three and six months ended December 31, 2006, primarily due to new business started in the period, an increase in the number of employees on our clients’ payrolls, strong client retention, price increases and an increase in client funds balances. Internal revenue growth was approximately 11% for both the three and six months ended December 31, 2006. New business sales, which represent the annualized recurring revenues anticipated from sales orders to new and existing clients, grew 11% and 12% in the United States for the three and six months ended December 31, 2006, respectively, and 13% and 14% worldwide for the three and six months ended December 31, 2006, respectively, due to the increase in the salesforce headcount as well as an increase in their productivity. Revenues from our traditional payroll and payroll tax filing business grew 9% for both the three and six months ended December 31, 2006. The number of employees on our clients’ payrolls, “pays per control,” increased 1.7% and 2.1% for the three and six months ended December 31, 2006, respectively, in the United States. This employment metric represents over 125 thousand payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Our worldwide client retention declined 0.2 percentage points for both the three and six months ended December 31, 2006 as compared to the high levels achieved in the three and six months ended December 31, 2005.

Interest income was credited to Employer Services at a standard rate of 4.5% so the results of the business were not influenced by changes in interest rates. Interest income increased by $12.6 million and $25.3 million for the three and six months ended December 31, 2006, respectively, which each accounted for approximately 1% growth in Employer Services’ revenues. Interest income increased in both periods due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base as compared to the prior year. The average client funds balances were $13.1 billion as compared to $12.0 billion for the three months ended December 31, 2006 and 2005, respectively, and $12.8 billion as compared to $11.7 billion for the six months ended December 31, 2006 and 2005, respectively, both representing an increase of 9%.

Revenues from our "beyond payroll" products continued to grow at a faster rate than the traditional payroll and payroll tax revenues. Our PEO revenues grew 26%, to $205.4 million, and 25%, to $400.4 million, for the three and six months ended December 31, 2006, respectively, due to 22% growth in the number of PEO worksite employees and additional pass-through benefits. In addition, "beyond payroll"

 revenues grew due to an increase in our Time and Labor Management Services revenues of 23% and 25% for the three and six months ended December 31, 2006, respectively, as a result of increases in the number of clients utilizing this service.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 8%, from $310.1 million to $335.0 million and from $582.0 million to $630.6 million, for both the three and six months ended December 31, 2006, respectively. Earnings from continuing operations before income taxes for the three and six months ended December 31, 2006 did not grow at the same rate as the growth in revenues due to the higher pass-through costs associated with our PEO business and higher expenses associated with sales and implementation. Our PEO revenues and pass-through operating expenses related to benefits and workers’ compensation costs grew 26% and 24%, respectively, to $205.4 million and $145.0 million, respectively, for the three months ended December 31, 2006. Our PEO revenues and pass-through operating expenses related to benefits and workers’ compensation costs both grew 25% to $400.4 million and $287.7 million, respectively, for the six months ended December 31, 2006. Earnings from continuing operations before income taxes for the three and six months ended December 31, 2006 were also impacted by the increase of approximately $91 million and $161 million, respectively, in compensation expenses for implementation, service and salesforce personnel, spending on new business opportunities, and higher selling and implementation expenses associated with new business sales. This increase in expenses for the three and six months ended December 31, 2006 includes approximately $20 million and $35 million, respectively, relating to our HR BPO opportunities. This spending was targeted at expanding our PEO business, our COS product for larger employers, our ASO product and GlobalView® outsourcing offering. Earnings from continuing operations before income taxes were also impacted by an increase in expenses associated with four acquisitions made during the six months ended December 31, 2006. These acquisitions as well as the additional expenses discussed above contributed to the decline of 80 basis points and 60 basis points in Employer Services’ margins during the three and six months ended December 31, 2006, respectively.

Brokerage Services

Revenues

Brokerage Services' revenues increased 10% and 13% for the three and six months ended December 31, 2006, respectively, due to the increase in certain investor communication activities and back-office revenues. Revenues from our beyond beneficial products grew 13%, to $160.3 million, and 22%, to $330.5 million, for the three and six months ended December 31, 2006, respectively, driven by higher volumes from fulfillment, sales in registered mutual fund proxy and interims, transaction reporting and related postage revenue. In addition, beyond beneficial product revenues for the six months ended December 31, 2006 were impacted by increased corporate action mailing activity. Postage revenue increased as a result of a 5.4% increase in the United States Postal Service postage rates in January 2006 and higher volumes. Revenues from our beneficial proxy and interim communications grew 9%, to $122.6 million, and 10%, to $251.1 million, for the three and six months ended December 31, 2006, respectively, due to increased volumes. Our number of pieces delivered increased 18% for both the three months ended December 31, 2006, from 202 million to 238 million, and the six months ended December 31, 2006, from 398 million to 471 million, due to increased interim communications and registered proxy volumes. Stock record growth, which is a measure of how many stockholders own a security compared to the prior year, decreased 3% and 2% for the three and six months ended December 31, 2006, respectively. Our back-office revenues increased 7%, to $91.1 million, and 4%, to $176.7 million, for the three and six months ended December 31, 2006, respectively, driven by higher trade revenues as a result of increased trade volumes. Back-office average trades per day increased 28%, from 1.61 million to 2.06 million, for the three months ended December 31, 2006, and 24%, from 1.56 million to 1.93 million, for the six months ended December 31, 2006, primarily due to growth in our existing client base. The revenue associated with the increase in average trades per day was offset by the decrease in the average revenue per trade of 15% and 14% for the three and six months ended December 31, 2006, respectively, due to our tiered pricing agreements and an increase in lower priced institutional trades.

 Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $2.2 million, or 4%, to $57.0 million for the three months ended December 31, 2006 and increased $6.1 million, or 6%, to $115.5 million for the six months ended December 31, 2006. Margin declined approximately 80 basis points and 100 basis points for the three and six months ended December 31, 2006, respectively, due to the mix of our products and higher pass-through distribution costs associated with our services. In addition, the margin decline for the three months ended December 31, 2006 was impacted by $2.3 million of expenses associated with due diligence for acquisitions that did not occur and higher marketing costs. These decreases were offset in part by an improvement in margins of our back-office services due to the continued efforts to align our operating expenses with our back-office services revenues and our overall cost containment measures.

Securities Clearing and Outsourcing Services

Revenues

Revenues for Securities Clearing and Outsourcing Services increased 17% and 20% for the three and six months ended December 31, 2006, respectively, due to new outsourcing business and higher net interest income. Average margin balances for the three and six months ended December 31, 2006 were $688 million and $661 million, respectively, as compared with $636 million and $616 million for the three and six months ended December 31, 2005, respectively. Average number of trades cleared per day for the three and six months ended December 31, 2006 were 24 thousand and 23 thousand, respectively, as compared with 19 thousand and 18 thousand for the three and six months ended December 31, 2005, respectively.

Loss from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was $5.5 million and $12.0 million for the three and six months ended December 31, 2006, respectively, as compared with $7.6 million and $19.4 million for the three and six months ended December 31, 2005, respectively. The improvement in the loss from continuing operations before income taxes for both periods was due to higher revenues offset by lower expenses due to the absence of integration and transition costs incurred in the prior year.

Dealer Services

Revenues

Dealer Services' revenues increased 19% and 21% for the three and six months ended December 31, 2006, respectively, as compared to the prior year driven by revenues from Kerridge, which was acquired in December 2005. Internal revenue growth was approximately 5% for both the three and six months ended December 31, 2006. New business sales, which represent the one time and annualized recurring revenue anticipated from sales orders to new and existing clients, grew 8% and 18% for the three and six months ended December 31, 2006, respectively, due to a combination of higher sales in North America and strength in the international market driven by our acquisition of Kerridge. Revenues increased for our dealer business systems in North America by $20.4 million, to $233.4 million, for the three months ended December 31, 2006 and $38.2 million, to $465.2 million, for the six months ended December 31, 2006, primarily due to growth in our key products. The growth in our key products was driven by the increased users for Application Service Provider managed services, increased Credit Check and Computerized Vehicle Registration transaction volume, new network installations and increased market penetration of our Digital Marketing product.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $8.7 million, or 22%, to $48.0 million and $12.2 million, or 15%, to $92.3 million for the three and six months ended December 31, 2006, respectively, due to the increases in revenues of our dealer business systems and contributions from recent acquisitions. In addition, earnings from continuing operations before income taxes for the three months ended December 31, 2006 was favorably impacted by the improvement in our margin due to the elimination of costs associated with the integration of the Kerridge acquisition during the current quarter. These improvements in Dealer Services’ margin were offset by higher costs associated with our implementation personnel resulting in a net increase of 30 basis points in Dealer Services’ margin for the three months ended December 31, 2006. For the six months ended December 31, 2006, earnings from continuing operations were adversely impacted by the timing of new business installations, while they were favorably impacted by the integration synergies associated with the acquisition of Kerridge. These factors resulted in the decline of 80 basis points in Dealer Services’ margins during the six months ended December 31, 2006.

Other

The primary components of "Other" are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense. Additionally, a gain of $38.6 million on the sale of a minority investment is included in “Other” for the six months ended December 31, 2006.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, cash and marketable securities were $1,699.7 million, stockholders’ equity was $5,906.5 million and the ratio of long-term debt-to-equity was 1.2%. At December 31, 2006, working capital was $1,740.6 million as compared to $2,158.1 million at June 30, 2006.

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

On August 2, 2006, the Company announced that its Board of Directors approved a plan to spin-off the Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company through a tax-free spin-off of 100% of Brokerage Services Group to ADP shareholders. This new independent publicly traded company will be called Broadridge Financial Solutions, Inc. ("Broadridge"). The Company has requested a favorable ruling from the Internal Revenue Service (the “IRS”) with respect to the spin-off and intends to complete the spin-off only if the favorable ruling and a favorable opinion of counsel confirming the spin-off’s tax-free status are received. The spin-off is also subject to other conditions, including necessary regulatory approvals. ADP expects to incur incremental costs associated with the spin-off of approximately $45 to $55 million. Incremental costs associated with the spin-off of $10.6 million for the six months ended December 31, 2006 are included in separation costs on the Statements of Consolidated Earnings and are principally related to professional services.

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

	Six Months Ended
	December 31,
	2006	2005

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment	$417.9	$719.8
Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment	79.5	180.4

Net cash flows provided by operating activities, as reported	$497.4	$900.2

Net cash flows provided by operating activities for all businesses, excluding the Securities Clearing and Outsourcing Services segment, were $417.9 million for the six months ended December 31, 2006, as compared to $719.8 million for the comparable period in the prior fiscal year. The fluctuation between periods was due to the increase of $156.6 million in receivables and other assets as well as the decrease of $122.3 million in accounts payable, accrued expenses and other liabilities. The increase in receivables and other assets was due to an $86 million increase in trade receivables related to our increased revenues, a $20 million increase in our pension plan contributions and approximately a $45 million increase in other assets due to the timing of certain payments for prepaid insurance and software maintenance contracts during the six months ended December 31, 2006, as compared to the six months ended December 31, 2005. Approximately $114 million of the decrease in accounts payable, accrued expenses and other liabilities was due to the timing of our quarterly Federal income tax payments as well as tax payments associated with the gain on the fiscal 2006 sale of the Claims Services business.

Net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment decreased $100.9 million, to $79.5 million, for the six months ended December 31, 2006, as compared to $180.4 million for the comparable period in the prior fiscal year due to the timing of the securities clearing activities. The net cash flows provided by operating activities for the Securities Clearing and Outsourcing Services segment for the six months ended December 31, 2006 resulted from an increase of $176.8 million in securities clearing payables offset by an increase of $87.2 million in securities clearing receivables.

Cash flows used in investing activities for the six months ended December 31, 2006 totaled $209.3 million, compared to $437.1 million for the comparable period in the prior year. The fluctuation between periods was due to the timing of purchases of and proceeds from the sales and maturities of marketable securities, the change in client funds obligations and the decrease of $61.1 million in capital expenditures due to the completion of the data center facilities during fiscal 2006. These decreases in cash flows used in investing activities were offset by an increase of $45.0 million of additions to intangible assets due to the timing of payments for software license fees and the increase of $83.3 million in cash paid for acquisitions as a result of the four Employer Services’ businesses acquired during the six months ended December 31, 2006. In addition, cash flows used in investing activities for the six months ended December 31, 2006 includes the proceeds of $38.6 million received on the sale of a minority investment and $13.2 million received from a purchase price adjustment relating to the fiscal 2006 sale of the Claims Services business.

Cash flows used in financing activities for the six months ended December 31, 2006 totaled $902.2 million, compared to $368.7 million for the six months ended December 31, 2005. The increase in cash used in financing activities was due to repurchases of common stock and the increase in dividends paid resulting from the increase in the amount of dividends per common share for the six months ended December 31, 2006, as compared to the comparable period in the prior year, offset by the increase in proceeds received from the stock purchase plan and exercises of stock options. We purchased 17.7 million shares of our common stock at an average price per share of $47.15 during the six months ended December 31, 2006. As of December 31, 2006, we had remaining Board of Directors’ authorization to purchase up to 66.3 million additional shares.

In June 2006, we entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments. These facilities replaced our prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated in June 2006. The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively. We also have a $1.5 billion credit facility that matures in June 2010. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. There were no borrowings through December 31, 2006 under the credit agreements.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 270 days. At December 31, 2006 and 2005, there was no commercial paper outstanding. For both the three months ended December 31, 2006 and 2005, we had average borrowings of $2.1 billion at a weighted average interest rate of 5.3% and 4.0%, respectively. For the six months ended December 31, 2006 and 2005, we had average borrowings of $2.2 billion and $1.9 billion, respectively, at a weighted average interest rate of 5.3% and 3.8%, respectively. The weighted average maturity of our commercial paper during the three and six months ended December 31, 2006 and 2005 was less than two days for each period.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2006 and 2005, there were no outstanding obligations under repurchase agreements. For the three months ended December 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $113.5 million and $165.3 million, respectively, at a weighted average interest rate of 4.3% and 3.3%, respectively. For the six months ended December 31, 2006 and 2005, the Company had average outstanding balances under repurchase agreements of $128.2 million and $216.0 million, respectively, at a weighted average interest rate of 4.4% and 3.2%, respectively.

For the six months ended December 31, 2006 capital expenditures for continuing operations were $86.3 million. Capital expenditures for continuing operations for fiscal 2007 are expected to be approximately $250.0 million, compared to $289.2 million in fiscal 2006.

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

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended December 31, 2006, approximately 20% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 80% of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Average investment balances at cost:
Corporate investments	$3,851.1	$4,069.0	$4,303.0	$3,987.4
Funds held for clients	13,137.3	12,026.0	12,826.8	11,723.1
Total	$16,988.4	$16,095.0	$17,129.8	$15,710.5

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	4.4%	3.7%	4.3%	3.6%
Funds held for clients	4.3%	4.0%	4.3%	3.9%
Total	4.3%	3.9%	4.3%	3.8%

Realized gains on available-for-sale securities	$19.7	$0.1	$20.1	$0.6
Realized losses on available- for-sale securities	(1.6)	(3.2)	(2.2)	(16.5)
Net realized gains (losses) on available-for-sale securities	$18.1	$(3.1)	$17.9	$(15.9)

	December 31,	June 30,
	2006	2006
Net unrealized pre-tax losses on available-for-sale securities	$(139.8)	$(312.9)
Total available-for-sale securities	$13,599.2	$13,612.8

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

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. The Company limits credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At December 31, 2006, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in certain issuers.

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

New Accounting Pronouncements

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We plan to include the effect of adopting SAB 108 in our Annual Report on Form 10-K for the year ending June 30, 2007 and are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. We plan to include the effect of adopting SFAS No. 158 in our Annual Report on Form 10-K for the year ending June 30, 2007 and are currently assessing the impact of adoption. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe this requirement will have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS No. 157 will have, if any, on our consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We expect to adopt FIN 48 on July 1, 2007 and are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

Income Taxes

The Company is routinely examined by the IRS and tax authorities in countries in which it conducts business, as well as states in which it has significant business operations. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for fiscal 1998 through fiscal 2002 to be substantially completed during fiscal 2008. In addition, the IRS is conducting an examination of fiscal 2003 through fiscal 2006. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. The Company has established tax reserves which it believes are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e)

and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company's internal control over financial reporting that occurred during the three and six months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company and its indirect wholly-owned subsidiaries Dealer Solutions, L.L.C. and Dealer Solutions Holdings, Inc. ("DSI") were named as defendants in a lawsuit filed on March 4, 1999 in the 133rd Judicial District Court of Harris County, Texas by Universal Computer Systems, Inc., Universal Computer Consulting, Ltd., Universal Computer Services, Inc., and Dealer Computer Services, Inc. (collectively, "UCS"), which lawsuit alleged trade secret violations by DSI in the creation by DSI of the CARMan automobile dealership software product and misappropriation of those trade secrets by the Company through its acquisition of DSI. UCS sought injunctive relief and damages of $56 million. An award in favor of the Company was entered by a court-appointed arbitration panel on November 11, 2003 (the "Award"). The Award was affirmed and adopted by the District Court and affirmed by the Texas Court of Appeals. The Texas Supreme Court (on June 9, 2006) and the United States Supreme Court (on November 13, 2006) have denied UCS's applications for review, and all opportunities to appeal the Award have been exhausted. Therefore, the case has been terminated without liability to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1)

October 1, 2006 to October 31, 2006	1,002,677	$47.53	1,000,000	70,389,440

November 1, 2006 to November 30, 2006	2,080,628		$48.86	2,080,000	68,309,440

December 1, 2006 to December 31, 2006	2,000,583		$48.81	2,000,000	66,309,440

Total	5,083,888	(2)		5,080,000

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

(2) During fiscal 2007, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 383 shares during October 2006, 628 shares during November 2006 and 583 shares during December 2006 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 2,294 shares during October 2006 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Company.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of the Stockholders was held on November 14, 2006. There were present at the meeting, either in person or by proxy, holders of 466,813,766 shares of common stock. The following nominees were elected to the Company's Board of Directors to hold office for the ensuing year. The votes cast for each nominee were as follows:

Nominee	For	Withheld

Gregory D. Brenneman	459,211,456	7,602,310
Leslie A. Brun	452,828,958	13,984,808
Gary C. Butler	454,317,383	12,496,383
Leon G. Cooperman	454,365,372	12,448,394
R. Glenn Hubbard	459,579,779	7,233,987
John P. Jones	458,432,362	8,381,404
Ann Dibble Jordan	454,032,440	12,781,326
Frederic V. Malek	453,027,055	13,786,711
Henry Taub	453,960,029	12,853,737
Arthur F. Weinbach	453,927,945	12,885,821

The results of the voting to approve the Company’s Amended and Restated Executive Incentive Compensation Plan were as follows:

For	Against	Abstained	Not Voted

366,764,592	17,186,686	5,167,711	77,694,777

The results of the voting to ratify the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, to serve as the Company’s independent auditors to audit the accounts of the Company and its subsidiaries for the fiscal year that began on July 1, 2006, were as follows:

For	Against	Abstained

456,361,460	6,596,542	3,855,764

Item 6. Exhibits

Exhibit Number	Exhibit

10.4	Supplemental Officers’ Retirement Plan

10.8	2000 Stock Option Plan

10.9	Amended and Restated Executive Incentive Compensation Plan

10.9(a)	Form of Performance Based Restricted Stock Award Agreement under the Amended and Restated Executive Incentive Compensation Plan

10.13	Amended and Restated Employees’ Savings-Stock Purchase Plan

10.23

Letter Agreement, dated as of November 15, 2006, between Automatic Data Processing, Inc. and S. Michael Martone – incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, dated November 15, 2006 (Management Contract)

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: February 9, 2007	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)