Form 10-Q
period 2007-03-31
AUTOMATIC DATA PROCESSING INC
filed 2007-05-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes [  ]                         No [X]

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 553,238,164.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
REVENUES:
Revenues, other than interest on funds
held for Employer Services' clients and
PEO revenues	$1,741.9	$1,563.2	$4,729.5	$4,211.7
Interest on funds held for
Employer Services' clients	198.3	166.2	475.3	393.5
PEO revenues (A)	249.1	197.6	649.5	516.9
TOTAL REVENUES	2,189.3	1,927.0	5,854.3	5,122.1

EXPENSES:
Costs of revenues
Operating expenses	899.4	781.8	2,536.8	2,160.5
Systems development and programming costs	122.2	120.5	355.7	343.2
Depreciation and amortization	54.0	42.3	155.8	122.9
TOTAL COST OF REVENUES	1,075.6	944.6	3,048.3	2,626.6

Selling, general and administrative expenses	554.1	495.3	1,570.5	1,376.4
Interest expense	7.0	7.0	74.8	51.3
Other income, net	(25.2)	(23.0)	(175.4)	(78.6)
TOTAL EXPENSES	1,611.5	1,423.9	4,518.2	3,975.7

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	577.8	503.1	1,336.1	1,146.4

Provision for income taxes	213.5	188.5	495.7	430.1

NET EARNINGS FROM CONTINUING OPERATIONS	$364.3	$314.6	$840.4	$716.3

Earnings from discontinued operations, net of provision
for income taxes of $51.4 and $35.0 for the three months
ended March 31, 2007 and 2006, respectively, and
$96.9 and $84.5 for the nine months ended March 31,
2007 and 2006, respectively	24.6	56.0	103.6	134.0

NET EARNINGS	$388.9	$370.6	$944.0	$850.3

Basic Earnings Per Share from Continuing Operations	$0.66	$0.54	$1.52	$1.24
Basic Earnings Per Share from Discontinued Operations	0.04	0.10	0.19	0.23
BASIC EARNINGS PER SHARE	$0.70	$0.64	$1.71	$1.47

Diluted Earnings Per Share from Continuing Operations	$0.65	$0.54	$1.51	$1.23
Diluted Earnings Per Share from Discontinued Operations	0.04	0.10	0.19	0.23
DILUTED EARNINGS PER SHARE	$0.70	$0.64	$1.69	$1.46

Basic weighted average shares outstanding	552.1	577.5	551.6	577.0
Diluted weighted average shares outstanding	558.7	582.8	558.5	582.7

Dividends declared per common share	$0.2300	$0.1850	$0.6450	$0.5250

(A)
Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs of $2,417.8 and $1,957.6 for the three months ended March 31, 2007 and 2006, respectively, and $6,763.1 and $5,167.5 for the nine months ended March 31, 2007 and 2006, respectively.

See notes to the consolidated financial statements

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$2,473.5	$1,867.3
Short-term marketable securities	207.8	327.5
Accounts receivable, net	915.0	765.0
Other current assets	455.5	400.4
Assets of discontinued operations	4.6	2,122.0
Total current assets	4,056.4	5,482.2

Long-term marketable securities	105.9	333.7
Long-term receivables, net	205.1	215.4
Property, plant and equipment, net	710.1	701.5
Other assets	840.1	772.3
Goodwill	2,317.5	1,985.8
Intangible assets, net	717.0	515.3
Total assets before funds held for clients	8,952.1	10,006.2
Funds held for clients	23,970.8	17,483.9
Total assets	$32,922.9	$27,490.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$105.9	$127.2
Accrued expenses and other current liabilities	1,413.5	1,373.9
Income taxes payable	220.3	202.2
Liabilities of discontinued operations	25.6	967.5
Total current liabilities	1,765.3	2,670.8

Long-term debt	43.6	74.3
Other liabilities	396.6	361.6
Deferred income taxes	190.5	103.0
Deferred revenues	479.9	481.4
Total liabilities before client funds obligations	2,875.9	3,691.1
Client funds obligations	24,058.3	17,787.4
Total liabilities	26,934.2	21,478.5

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized 1,000.0 shares; issued 638.7 shares	63.9	63.9
Capital in excess of par value	315.7	157.4
Retained earnings	9,220.2	9,111.4
Treasury stock - at cost: 83.7 and 77.3
shares, respectively	(3,636.5)	(3,194.8)
Accumulated other comprehensive income (loss)	25.4	(126.3)
Total stockholders’ equity	5,988.7	6,011.6
Total liabilities and stockholders’ equity	$32,922.9	$27,490.1

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$944.0	$850.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	(38.6)	-
Depreciation and amortization	214.4	181.9
Deferred income taxes	(16.1)	(61.7)
Stock-based compensation expense	103.9	106.6
Pension expense	30.4	23.5
Net realized (gain) loss from the sales of marketable securities	(17.3)	16.8
Amortization of premiums and discounts on available-for-sale securities	31.3	60.8
Gain on sale of business	(24.4)	-
Impairment of assets of discontinued operations businesses	-	18.6
Other	27.1	35.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in receivables and other assets	(207.4)	(46.6)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(9.0)	(11.5)
Operating activities of discontinued operations	73.7	299.6
Net cash flows provided by operating activities	1,112.0	1,474.1

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,347.7)	(4,164.9)
Proceeds from the sales and maturities of marketable securities	3,513.6	3,325.6
Net purchases of client funds securities	(6,065.1)	(3,787.7)
Change in client funds obligations	6,225.4	4,756.6
Capital expenditures	(122.6)	(189.6)
Additions to intangibles	(138.4)	(73.4)
Proceeds from the sale of investment	38.6	-
Proceeds from the sale of business, net of cash divested	17.2	6.2
Acquisitions of businesses, net of cash acquired	(433.0)	(335.5)
Dividend received from Broadridge Financial Solutions, Inc.	690.0	-
Cash retained by Broadridge Financial Solutions, Inc.	(29.9)	-
Other	16.3	12.9
Investing activities of discontinued operations	(28.2)	(56.1)
Net cash flows provided by (used in) investing activities	336.2	(505.9)

Cash Flows from Financing Activities:
Proceeds from issuance of notes	0.4	0.4
Payments of debt	(1.6)	(0.5)
Repurchases of common stock	(906.3)	(545.2)
Proceeds from stock purchase plan and exercises of stock options	224.5	175.9
Dividends paid	(334.0)	(286.9)
Financing activities of discontinued operations	134.1	55.0
Net cash flows used in financing activities	(882.9)	(601.3)

Effect of exchange rate changes on cash and cash equivalents	7.5	(5.1)

Net change in cash and cash equivalents	572.8	361.8

Cash and cash equivalents, beginning of period	1,900.7	975.4

Cash and cash equivalents, end of period	$2,473.5	$1,337.2

Less cash and cash equivalents of discontinued operations, end of period	-	217.5

Cash and cash equivalents of continuing operations, end of period	$2,473.5	$1,119.7

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and Subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2006.  The results of operations for the three and nine months ended March 31, 2007 may not be indicative of the results to be expected for the fiscal year ending June 30, 2007.

Note 2.  Discontinued Operations

On March 30, 2007 the Company completed the tax free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge"). As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock, with a par value $0.01 per share, for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock.  ADP distributed approximately 138.8 million shares of Broadridge common stock in the distribution.  The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders.

The Company has classified the results of operations of Broadridge as discontinued operations for all periods presented.  Additionally, the Company recorded a decrease to retained earnings of $1.2 billion for the non-cash reduction in net assets of Broadridge related to the spin-off, offset by an increase to retained earnings of $690.0 million related to the cash dividend received from Broadridge as part of the spin-off.  The spin-off and the transitional and on-going relationships between ADP and Broadridge are governed by a Separation and Distribution Agreement entered into between ADP and Broadridge, and certain other ancillary agreements.

Incremental costs associated with the spin-off of $25.0 million and $35.5 million for the three and nine months ended March 31, 2007, respectively, are included in earnings from discontinued operations on the Statements of Consolidated Earnings and are principally related to professional services.  ADP expects to incur total incremental costs associated with the spin-off of approximately $40.0 million during fiscal 2007.

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus an additional earn-out payment if certain revenue targets are achieved.  The Company reported a gain of $11.2 million, or $6.9 million after tax within earnings from discontinued operations on the Statements of Consolidated Earnings.  The Company has classified the results of operations of this business as discontinued operations for all periods presented.

On April 13, 2006, the Company completed the sale of its Claims Services business to Solera, Inc. for $975.0 million in cash and reported a gain of $560.9 million, or $452.8 million after tax, during the fiscal year ended June 30, 2006.  During the nine months ended March 31, 2007, the Company received an additional payment of $13.2 million, or $12.6 million after tax, from Solera, Inc., which represented the final purchase price adjustment for the sale of the Claims Services business.  The Company reported the gain and the final purchase price adjustment within earnings from discontinued operations on the Statements of Consolidated Earnings.  The Claims Services business was a separate operating segment of the Company and was reported in the “Other” segment.  In connection with the disposal of this business, the Company has classified the results of operations of this business as discontinued operations for all periods presented.

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

Operating results of these discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$558.5	$625.6	$1,444.9	$1,652.1

Earnings from discontinued operations before income taxes	64.8	91.0	176.1	218.5
Provision for income taxes	47.1	35.0	92.0	84.5
Net earnings from discontinued operations before gain on
disposal of discontinued operations	17.7	56.0	84.1	134.0
Gain on disposal of discontinued operations, net of provision for income taxes of $4.3 for the three months ended March 31,
2007 and $4.9 for the nine months ended March 31, 2007	6.9	-	19.5	-
Net earnings from discontinued operations	$24.6	$56.0	$103.6	$134.0

The following are the major classes of assets and liabilities related to the discontinued operations as of March 31, 2007 and June 30, 2006.

	March 31,	June 30,
	2007	2006
Assets:
Cash	$-	$33.4
Short-term marketable securities	-	40.3
Accounts receivable, net	4.6	437.3
Securities clearing receivables	-	836.8
Property, plant and equipment, net	-	80.9
Goodwill	-	480.4
Intangible assets, net	-	102.7
Other assets	-	110.2

Total	$4.6	$2,122.0

Liabilities:
Accounts payable	$-	$80.1
Accrued expenses	4.8	210.1
Securities clearing payables	-	613.6
Income taxes payable	20.8	18.1
Deferred revenue	-	45.6

Total	$25.6	$967.5

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

The Company previously reported that depreciation and amortization from continuing operations totaled $61.9 million and $181.9 million for the three and nine months ended March 31, 2006, respectively.  The portion of depreciation and amortization that relates to our services and products equals $42.3 million and $122.9 million for the three and nine months ended March 31, 2006, respectively, and is included in cost of revenues.  The portion of depreciation and amortization that does not relate to our services and products of $19.6 million and $59.0 million for the three and nine months ended March 31, 2006, respectively, was reclassified to selling, general and administrative expenses on the Statements of Consolidated Earnings.

The following table provides the cost of revenues from continuing operations for the three fiscal years ended June 30, 2006:

Years ending June 30,	2006	2005	2004

Operating expenses	$2,997.9	$2,621.4	$2,271.5
Systems development and programming costs	472.6	426.9	402.8
Depreciation and amortization	166.0	156.1	159.6
Cost of revenues	$3,636.5	$3,204.4	$2,833.9

Note 4.  New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to measure selected financial assets and liabilities at fair value.  The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on its consolidated results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  The Company plans to include the effect of adopting SAB 108 in its Annual Report on Form 10-K for the year ending June 30, 2007 and currently estimates the adoption of SAB 108 to result in an increase to retained earnings of $40.0 million, net of tax, which will be primarily due to a reduction in certain accrued expenses.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”).  This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income).  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the first fiscal year ending after December 15, 2006.  The Company plans to include the effect of adopting SFAS No. 158 in its Annual Report on Form 10-K for the year ending June 30, 2007.  Based on the unrecognized actuarial losses of ADP’s pension plans in its June 30, 2006 Annual Report on Form 10-K, we expect to reclassify $116 million, net of tax, from other assets to accumulated other comprehensive income on the Consolidated Balance Sheets upon the adoption of SFAS No. 158, which will result in a reduction of stockholders’ equity. The Company will reevaluate this estimate upon adoption of SFAS No. 158, based upon its June 30, 2007 plan measurement date, which will likely impact the above-described amount.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The Company does not believe that the adoption of SFAS No. 158 will have a material impact on the consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its consolidated results of operations, cash flows or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements.  The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized.  FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  The Company expects to adopt FIN 48 on July 1, 2007 and is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

Note 5.  Acquisitions

The Company acquired 100% interest in nine businesses during the nine months ended March 31, 2007 for approximately $432.1 million, net of cash acquired and subject to post-closing purchase price adjustments.  The Company has allocated the purchase price of these acquisitions based upon preliminary estimates and assumptions.  Accordingly, these allocations are subject to revision when the Company receives final information, including appraisals and other analyses.  These acquisitions resulted in approximately $304.5 million of goodwill.  Intangible assets acquired, which totaled approximately $154.5 million, consisted primarily of customer contracts and lists, as well as software, that are being amortized over a weighted average life of approximately 10 years.  The acquisitions were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.  The Company also made $0.9 million of contingent payments relating to previously consummated acquisitions.

Note 6.  Earnings Per Share (“EPS”)

	For the three months ended March 31,
	2007			2006
	Net		EPS	Net		EPS
	Earnings from	Weighted	from	Earnings from	Weighted	from
	Continuing	Average	Continuing	Continuing	Average	Continuing
	Operations	Shares	Operations	Operations	Shares	Operations

Basic	$364.3	552.1	$0.66	$314.6	577.5	$0.54
Effect of zero coupon
subordinated notes	0.3	0.9		0.2	1.1
Effect of employee
compensation
related shares	-	5.7		-	4.2
Diluted	$364.6	558.7	$0.65	$314.8	582.8	$0.54

	For the nine months ended March 31,
	2007			2006
	Net		EPS	Net		EPS
	Earnings from	Weighted	from	Earnings from	Weighted	from
	Continuing	Average	Continuing	Continuing	Average	Continuing
	Operations	Shares	Operations	Operations	Shares	Operations

Basic	$840.4	551.6	$1.52	$716.3	577.0	$1.24
Effect of zero coupon
subordinated notes	1.1	1.0		0.8	1.2
Effect of employee
compensation
related shares	-	5.9		-	4.5
Diluted	$841.5	558.5	$1.51	$717.1	582.7	$1.23

Options to purchase 13.0 million and 35.8 million shares of common stock for the three months ended March 31, 2007 and 2006, respectively, and 19.0 million and 28.4 million shares of common stock for the nine months ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share, as the effect would have been anti-dilutive for each respective period.

Note 7. Fair Value Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation consists of the following:
•
Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued under a grade vesting schedule, generally vest ratably over five years and have a term of 10 years.  Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.  In fiscal 2007, the Company has reduced the number of stock options issued to employees and replaced these awards with the issuance of performance-based restricted stock.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards.  Stock-based compensation expense of $33.4 million and $35.6 million was recognized in earnings from continuing operations for the three months ended March 31, 2007 and 2006, respectively, as well as related tax benefits of $10.2 million and $10.6 million, respectively.  Stock-based compensation expense of $103.9 million and $106.6 million was recognized in earnings from continuing operations for the nine months ended March 31, 2007 and 2006, respectively, as well as related tax benefits of $31.1 million and $30.7 million, respectively.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Operating expenses	$6.3	$5.7	$18.0	$18.2
Selling, general and administrative expenses	21.3	24.2	68.1	70.6
System development and
programming costs	5.8	5.7	17.8	17.8
Total pretax stock-based compensation expense
included in continuing operations	$33.4	$35.6	$103.9	$106.6
Total pretax stock-based compensation expense
included in discontinued operations	5.5	8.0	17.9	25.4
Total pretax stock-based compensation expense	$38.9	$43.6	$121.8	$132.0

As of March 31, 2007, the total remaining unrecognized compensation cost from continuing operations related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $84.5 million, $25.8 million and $78.7 million, respectively, which will be amortized over the weighted average periods of 1.2 years, 0.9 years and 1.1 years, respectively.

As a result of the spin-off of Broadridge, the number of vested and unvested ADP stock options, as well as the strike price on these options, and the number of shares elected under the outstanding employee stock purchase plan, as well as the purchase price for these offerings, was adjusted to preserve the intrinsic value of the awards immediately prior to the spin-off using an adjustment ratio based on the ADP closing market stock price prior to the spin-off and the ADP opening market stock price subsequent to the spin-off.  Additionally, the “targeted” number of performance-based restricted shares, which will convert to actual restricted shares at the end of their performance period in fiscal 2009, were adjusted to preserve the intrinsic value of the performance-based restricted awards immediately prior to the spin-off similar to the stock options and employee stock purchase plan awards noted above.  As the adjustments were considered modifications of awards in accordance with SFAS No.123R, the Company compared the fair value of the awards immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental stock-based compensation cost. The adjustments did not result in an increase in the fair value of the awards and, accordingly, the Company did not record incremental stock-based compensation expense.  ADP stock options and restricted stock awards held by Broadridge employees were cancelled or forfeited as of the date of the spin-off.  The stock-based compensation expense associated with the original grant of ADP stock to continuing ADP employees will continue to be recognized within earnings from continuing operations on the Company’s Statements of Consolidated Earnings.  The stock-based compensation expense related to Broadridge employees for services received through March 30, 2007 are reflected in earnings from discontinued operations on the Statements of Consolidated Earnings.

A summary of changes in outstanding stock options for the nine months ended March 31, 2007 is as follows:

	Number	Weighted
	of Options (a)	Average Price (a)
	(in thousands)	(in dollars)

Options outstanding at
July 1, 2006	73,189	$49
Options granted	3,289	$43
Options exercised	(8,933)	$34
Options canceled (b)	(10,573)	$41

Options outstanding at
March 31, 2007	56,972	$40

(a)	The number of options and weighted average price were adjusted to reflect the impact of the spin-off of Broadridge.
(b)	Includes 7.8 million of options held by Broadridge employees that were cancelled or forfeited as of the date of spin-off.

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

The following assumptions were used to determine the fair values estimated at the date of grant of stock options granted during the nine months ended March 31, 2007 and 2006:

Risk-free interest rate	4.7% - 5.0%	4.0% - 4.6%
Dividend yield	1.6% - 1.7%	1.4% - 1.7%
Weighted average volatility factor	18.4% - 24.7%	17.1% - 24.7%
Weighted average expected life (in years)
Stock options	4.9 – 5.6	5.5 – 5.6
Stock purchase plan	2.0	2.0
Weighted average fair value (in dollars)
Stock options	$11.82	$10.89
Stock purchase plan	$12.34	$9.76

Note 8.   Other Income, net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Interest income on corporate
funds	$(25.7)	$(23.8)	$(119.5)	$(95.4)
Gain on sale of investment	-	-	(38.6)	-
Realized gains on available-
for-sale securities	(0.4)	(0.2)	(20.5)	(0.8)
Realized losses on available-
for-sale securities	0.9	1.0	3.2	17.6

Other income, net	$(25.2)	$(23.0)	$(175.4)	$(78.6)

During the nine months ended March 31, 2007, the Company sold a minority investment that was previously accounted for using the cost basis and had a net book value of $0.  The Company’s sale of this investment resulted in a gain of $38.6 million.

Note 9.   Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net earnings	$388.9	$370.6	$944.0	$850.3
Other comprehensive income (loss):
Foreign currency translation
adjustments	(23.8)	15.0	8.1	(1.4)
Unrealized net gain (loss) on
available-for-sale securities,
net of tax	32.5	(54.5)	143.6	(164.0)
Comprehensive income	$397.6	$331.1	$1,095.7	$684.9

Note 10.   Interim Financial Data by Segment

Employer Services and Dealer Services are the Company's reportable segments.  The primary components of “Other” are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense.

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Employer Services	$1,860.0	$1,656.7	$4,854.2	$4,336.4
Dealer Services	310.6	286.6	908.0	780.1
Other	(5.7)	(1.2)	50.0	62.0
Reconciling items:
Foreign exchange	20.6	(1.7)	50.3	(6.7)
Client fund interest	3.8	(13.4)	(8.2)	(49.7)
Total	$2,189.3	$1,927.0	$5,854.3	$5,122.1

	Earnings From Continuing Operations Before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Employer Services	$556.0	$503.8	$1,186.6	$1,085.8
Dealer Services	51.2	37.5	143.5	117.5
Other	(66.0)	(51.6)	(77.2)	(81.8)
Reconciling items:
Foreign exchange	2.6	0.2	5.8	(0.7)
Client fund interest	3.8	(13.4)	(8.2)	(49.7)
Cost of capital charge	30.2	26.6	85.6	75.3
Total	$577.8	$503.1	$1,336.1	$1,146.4

Note 11. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2007 and June 30, 2006 are as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$13,162.3	-	-	$13,162.3
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,172.4	3.8	(62.1)	6,114.1
Asset backed securities	1,991.8	6.2	(12.3)	1,985.7
Corporate bonds	3,734.7	11.9	(24.6)	3,722.0
Canadian government obligations and
Canadian government agency obligations	971.8	0.2	(7.4)	964.6
Other securities	813.9	2.0	(6.6)	809.3

Total available-for-sale securities	13,684.6	24.1	(113.0)	13,595.7

Total corporate investments and funds
held for clients	$26,846.9	$24.1	$(113.0)	$26,758.0

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$6,399.6	-	-	$6,399.6
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,441.5	0.1	(165.0)	6,276.6
Asset backed securities	2,214.1	0.3	(40.8)	2,173.6
Corporate bonds	3,564.7	0.2	(75.9)	3,489.0
Canadian government obligations and
Canadian government agency obligations	838.1	0.1	(11.5)	826.7
Other securities	867.3	0.1	(20.5)	846.9

Total available-for-sale securities	13,925.7	0.8	(313.7)	13,612.8

Total corporate investments and funds
held for clients	$20,325.3	$0.8	$(313.7)	$20,012.4

Classification of investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2007	2006

Corporate investments:
Cash and cash equivalents	$2,473.5	$1,867.3
Short-term marketable securities	207.8	327.5
Long-term marketable securities	105.9	333.7

Total corporate investments	2,787.2	2,528.5
Funds held for clients	23,970.8	17,483.9

Total corporate investments and
funds held for clients	$26,758.0	$20,012.4

The Company believes that its available-for-sale securities that have fair values below cost are not other-than-temporarily impaired since it is probable that principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and not changes to credit risk.  The Company currently believes that it has the ability to hold these investments until the earlier of market price recovery and/or maturity and currently intends to do so.  The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

At March 31, 2007 approximately 95% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service.

Expected maturities of available-for-sale securities at March 31, 2007 are as follows:

Due in one year or less	$2,594.9
Due after one year to two years	2,742.9
Due after two years to three years	2,729.1
Due after three years to four years	2,475.0
Due after four years to ten years	3,053.8

Total available-for-sale securities	$13,595.7

Note 12.  Allowance for Doubtful Accounts

The allowance for doubtful accounts was $44.6 million and $40.0 million at March 31, 2007 and June 30, 2006, respectively.

Note 13. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2007 are as follows:

	Employer	Dealer
	Services	Services	Other	Total

Balance as of
June 30, 2006	$1,246.2	$730.0	$9.6	$1,985.8
Additions and other adjustments, net	294.7	12.3	-	307.0
Currency translation
adjustments	10.8	13.6	0.3	24.7

Balance as of
March 31, 2007	$1,551.7	$755.9	$9.9	$2,317.5

Components of intangible assets, net are as follows:

	March 31,	June 30,
	2007	2006
Intangible assets:
Software and software licenses	$933.4	$642.2
Customer contracts and lists	725.6	582.1
Other intangibles	246.2	243.2
	1,905.2	1,467.5
Less accumulated amortization:
Software and software licenses	(670.1)	(474.1)
Customer contracts and lists	(347.0)	(313.9)
Other intangibles	(171.1)	(164.2)
	(1,188.2)	(952.2)

Intangible assets, net	$717.0	$515.3

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 11 years for customer contracts and lists, and 11 years for other). Amortization of intangibles totaled $37.5 million and $29.2 million for the three months ended March 31, 2007 and 2006, respectively, and totaled $106.3 million and $85.4 million for the nine months ended March 31, 2007 and 2006, respectively.  Estimated amortization expense of the Company’s existing intangible assets for the remaining three months of fiscal 2007 and the succeeding five fiscal years are as follows:

Amount
2007	$49.9
2008	$158.5
2009	$115.7
2010	$88.8
2011	$56.5
2012	$45.7

Note 14.  Short-term Financing

In June 2006, the Company entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders.  The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments.  These facilities replaced the Company’s prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated in June 2006.  The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively.  The Company also has a $1.5 billion credit facility that matures in June 2010.  The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2007 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion.  The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 270 days.  At March 31, 2007 and 2006, there was no commercial paper outstanding.  For both the three months ended March 31, 2007 and 2006, the Company had average borrowings of $0.4 billion at a weighted average interest rate of 5.3% and 4.4%, respectively.  For the nine months ended March 31, 2007 and 2006, the Company had average borrowings of $1.6 billion and $1.4 billion, respectively, at a weighted average interest rate of 5.3% and 3.8%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2007 and 2006 was less than two days for each period.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  At March 31, 2007 and 2006, there were no outstanding obligations under repurchase agreements.  For the three months ended March 31, 2007 and 2006, the Company had average outstanding balances under repurchase agreements of $59.8 million and $83.8 million, respectively, at a weighted average interest rate of 4.2% and 3.4%, respectively.  For the nine months ended March 31, 2007 and 2006, the Company had average outstanding balances under repurchase agreements of $105.6 million and $169.6 million, respectively, at a weighted average interest rate of 4.4% and 3.2%, respectively.

Note 15.  Debt

In February 2007, the Company exercised its call option and notified holders of its zero coupon convertible subordinated notes that the Company would redeem all the notes that were outstanding as of the end of the business day on March 19, 2007 (the “redemption date”).  Prior to the redemption date, approximately $39 million in face value of the notes was converted into approximately 1 million shares of the Company’s common stock.  The Company subsequently redeemed the remaining 352 notes outstanding as of the redemption date at a redemption price of $775 for each note, representing the accrued value of each note at the time of the redemption.

Note 16.  Pension Plans

The components of net pension expense were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost– benefits
earned during the period	$10.8	$7.9	$32.5	$23.7
Interest cost on projected
benefits	12.1	9.9	36.3	29.6
Expected return on plan
assets	(15.3)	(14.0)	(45.8)	(41.9)
Net amortization and
deferral	3.7	4.8	10.9	14.4
Net pension expense	$11.3	$8.6	$33.9	$25.8

Net pension expense for the three months ended March 31, 2007 and 2006 includes $1.2 million and $0.8 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings.  Net pension expense for the nine months ended March 31, 2007 and 2006 includes $3.5 million and $2.3 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings.

The minimum required contribution to the Company’s pension plans is $3.3 million in fiscal 2007.  For the nine months ended March 31, 2007, the Company made $22.5 million in contributions to the pension plans and expects to contribute an additional $0.8 million during fiscal 2007.

Note 17.  Commitments and Contingencies

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

Note 18.  Income Taxes

The Company is routinely examined by the IRS and tax authorities in countries in which it conducts business, as well as in states in which it has significant business operations. The tax years under examination vary by jurisdiction.  The Company expects an IRS examination for fiscal 1998 through fiscal 2002 to be substantially completed during fiscal 2008.  In addition, the IRS is conducting an examination of fiscal 2003 through fiscal 2006.  The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations.  The Company has established tax reserves which it believes are adequate in relation to the potential assessments.  Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired.  The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	March 31,
	2007	2006	Change

Total revenues	$2,189.3	$1,927.0	14%

Costs of revenues
Operating expenses	899.4	781.8
Systems development and
programming costs	122.2	120.5
Depreciation and amortization	54.0	42.3
Total cost of revenues	1,075.6	944.6

Selling, general and
administrative expenses	554.1	495.3
Interest expense	7.0	7.0
Other income, net	(25.2)	(23.0)
Total expenses	$1,611.5	$1,423.9	13%

Earnings from continuing
operations before income
taxes	$577.8	$503.1	15%
Margin	26%	26%

Provision for income taxes	$213.5	$188.5	13%
Effective tax rate	37.0%	37.5%

Net earnings from
continuing operations	$364.3	$314.6	16%

Diluted earnings per share
from continuing operations	$0.65	$0.54	20%

	Nine Months Ended
	March 31,
	2007	2006	Change

Total revenues	$5,854.3	$5,122.1	14%

Costs of revenues
Operating expenses	2,536.8	2,160.5
Systems development and
programming costs	355.7	343.2
Depreciation and amortization	155.8	122.9
Total cost of revenues	3,048.3	2,626.6

Selling, general and
administrative expenses	1,570.5	1,376.4
Interest expense	74.8	51.3
Other income, net	(175.4)	(78.6)
Total expenses	$4,518.2	$3,975.7	14%

Earnings from continuing
operations before income
taxes	$1,336.1	$1,146.4	17%
Margin	23%	22%

Provision for income taxes	$495.7	$430.1	15%
Effective tax rate	37.1%	37.5%

Net earnings from
continuing operations	$840.4	$716.3	17%

Diluted earnings per share
from continuing operations	$1.51	$1.23	23%

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

We previously reported that depreciation and amortization from continuing operations totaled $61.9 million and $181.9 million for the three and nine months ended March 31, 2006, respectively.  The portion of depreciation and amortization that relates to our services and products equals $42.3 million and $122.9 million for the three and nine months ended March 31, 2006, respectively, and is included in cost of revenues.  The portion of depreciation and amortization that does not relate to our services and products of $19.6 million and $59.0 million for the three and nine months ended March 31, 2006, respectively, was reclassified to selling, general and administrative expenses on the Statements of Consolidated Earnings.

Total Revenues

Our consolidated revenues for the three months ended March 31, 2007 grew 14%, to $2,189.3 million, due to increases in Employer Services of 12%, or $203.3 million, to $1,860.0 million, and Dealer Services of 8%, or $24.0 million, to $310.6 million.  Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 12% for the three months ended March 31, 2007 as compared to the prior year.  Revenue growth was favorably impacted by $22.4 million, or 1%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended March 31, 2007 include interest on funds held for Employer Services’ clients of $198.3 million as compared to $166.2 million in the prior year.  The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 8% in our average client funds balances to $17.6 billion, as well as the increase in the average interest rates earned to approximately 4.5% for the three months ended March 31, 2007 as compared to approximately 4.1% in the prior year.  We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates.  The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that increases revenue by $3.8 million in the three months ended March 31, 2007 and reduces revenue by $13.4 million in the three months ended March 31, 2006 and results in the elimination of this allocation in consolidation.

Our consolidated revenues for the nine months ended March 31, 2007 grew 14%, to $5,854.3 million, due to increases in Employer Services of 12%, or $517.8 million, to $4,854.2 million, and Dealer Services of 16%, or $127.9 million, to $908.0 million.  Our consolidated internal revenue growth was 12% for the nine months ended March 31, 2007 as compared to the prior year.  Revenue growth was favorably impacted by $57.1 million, or 1%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the nine months ended March 31, 2007 include interest on funds held for Employer Services’ clients of $475.3 million as compared to $393.5 million in the prior year.  The increase in the consolidated interest earned on funds held for Employer Services’ clients resulted from the increase of 9% in our average client funds balances to $14.4 billion, as well as the increase in the average interest rates earned to approximately 4.4% for the nine months ended March 31, 2007 as compared to approximately 4.0% in the prior year.  We credit Employer Services with interest revenues at a standard rate of 4.5%; therefore Employer Services’ results are not influenced by changes in interest rates.  The difference between the 4.5% standard rate allocation in Employer Services and the actual interest earned is a reconciling item that reduces revenue by $8.2 million and $49.7 million in the nine months ended March 31, 2007 and 2006, respectively, and results in the elimination of this allocation in consolidation.

Total Expenses

Our consolidated expenses for the three months ended March 31, 2007 increased by $187.6 million, to $1,611.5 million, from $1,423.9 million for the three months ended March 31, 2006.  Our consolidated expenses for the nine months ended March 31, 2007 increased by $542.5 million, to $4,518.2 million, from $3,975.7 million for the nine months ended March 31, 2006.  The increase in our consolidated expenses for both periods is due to the increase in our revenues, higher pass-through costs associated with our Professional Employer Organization (“PEO”) business, an increase in our salesforce and implementation personnel and higher expenses associated with our Employer Services’ new business sales and implementation.  In addition, consolidated expenses increased by $20.2 million, or 1%, and $50.9 million, or 1%, for the three and nine months ended March 31, 2007, respectively, due to fluctuations in foreign currency exchange rates.

Our total cost of revenues increased by $131.0 million, to $1,075.6 million, from $944.6 million for the three months ended March 31, 2006 due to increases in our operating expenses.  Operating expenses increased by $117.6 million, or 15%, for the three months ended March 31, 2007 due to the increase in revenues, including the increases in the PEO business, which has pass-through costs that are re-billable. The pass-through costs for the PEO business were $183.0 million and $146.9 million for the three months ended March 31, 2007 and 2006, respectively.  In addition, operating expenses for the three months ended March 31, 2007 increased by approximately $42 million as a result of higher compensation expenses associated with additional implementation and service personnel, including approximately $12 million of spending on new business opportunities in Employer Services.  Our new business opportunities relate to our Employer Services’ Human Resource Business Process Outsourcing (“HR BPO”) opportunities, which focus on the outsourcing of integrated multiple processes – such as payroll, HR, and benefits and related administration. This spending was targeted at expanding our Comprehensive Outsourcing Services (“COS”) product for larger employers, our PEO business, our Administrative Services Offering (“ASO”) product, which is a bundled HR outsourcing solution similar to a PEO, but without co-employment, and GlobalView®, our HR outsourcing offering for multi-national organizations.  Operating expenses for the three months ended March 31, 2007 also increased by approximately 2% due to the operating costs of new businesses acquired.

Our total cost of revenues increased by $421.7 million, to $3,048.3 million, from $2,626.6 million for the nine months ended March 31, 2007 due to increases in our operating expenses.  Operating expenses increased by $376.3 million, or 17%, for the nine months ended March 31, 2007 due to the increase in revenues, including the increases in the PEO business, which has pass-through costs that are re-billable.  The pass-through costs for the PEO business were $470.7 million and $376.4 million for the nine months ended March 31, 2007 and 2006, respectively.  In addition, operating expenses for the nine months ended March 31, 2007 increased by approximately $131 million as a result of higher compensation expenses associated with additional implementation and service personnel, including approximately $38 million of spending on new business opportunities in Employer Services as discussed above.  Lastly, operating expenses also increased by approximately 2% due to the operating costs of new businesses acquired.

Selling, general and administrative expenses increased by $58.8 million, or 12%, for the three months ended March 31, 2007, due to the increase in salesforce personnel and higher selling expenses in Employer Services resulting in an increase of approximately $42 million of expenses.  This $42 million increase includes approximately $4 million for expenses relating to our Employer Services’ HR BPO opportunities discussed above.  In addition, selling, general and administrative expenses also increased by approximately 4% due to the selling, general and administrative costs of our new businesses acquired.

Selling, general and administrative expenses increased by $194.1 million, or 14%, for the nine months ended March 31, 2007, due to the increase in salesforce personnel and higher selling expenses in Employer Services resulting in an increase of approximately $114 million of expenses.  This $114 million increase includes approximately $13 million for expenses relating to our Employer Services’ HR BPO opportunities discussed above.  In addition, selling, general and administrative expenses also increased by approximately 4% due to the selling, general and administrative costs of our new businesses acquired.

Interest expense increased $23.5 million for the nine months ended March 31, 2007 as a result of higher interest rates on our short-term financing arrangements, as well as higher borrowings.

Other income, net, increased $96.8 million for the nine months ended March 31, 2007 due to a gain of $38.6 million on the sale of a minority investment, an increase of $19.7 million of realized gains on our available for sale securities and a decline of $14.4 million of realized losses on our available for sale securities as a result of the liquidation of certain investments.  Additionally, other income, net included an increase in interest income on corporate funds of $24.1 million as a result of higher interest rates and higher corporate balances.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased by $74.7 million, or 15%, from $503.1 million for the three months ended March 31, 2006 to $577.8 million for the three months ended March 31, 2007 due to the increase in revenues and expenses discussed above.  Overall margin remained flat at 26% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Earnings from continuing operations before income taxes increased by $189.7 million, or 17%, from $1,146.4 million for the nine months ended March 31, 2006 to $1,336.1 million for the nine months ended March 31, 2007 due to the increase in revenues and expenses discussed above.  Overall margin improved from 22% to 23% for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended March 31, 2007 was 37.0% and 37.1%, respectively, as compared to 37.5% for the comparable periods in the prior year.  The decrease in the effective tax rate for both periods is attributable to a favorable mix in income among tax jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 16%, to $364.3 million, for the three months ended March 31, 2007, from $314.6 million for the three months ended March 31, 2006, and the related diluted earnings per share from continuing operations increased 20%, to $0.65, for the three months ended March 31, 2007.  Net earnings from continuing operations increased 17%, to $840.4 million, for the nine months ended March 31, 2007, from $716.3 million for the nine months ended March 31, 2006, and the related diluted earnings per share from continuing operations increased 23%, to $1.51, for the nine months ended March 31, 2007.  The increase in net earnings from continuing operations for the three and nine months ended March 31, 2007 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues being offset by expenses, and a lower effective tax rate.  The increase in diluted earnings per share from continuing operations for the three and nine months ended March 31, 2007 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 0.4 million shares and 18.1 million shares during the three and nine months ended March 31, 2007, respectively, and the repurchase of 29.6 million shares in fiscal 2006.

Analysis of Reportable Segments

Analysis of Reportable Segments

Revenues
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2007	2006	Change	2007	2006	Change

Employer Services	$1,860.0	$1,656.7	12%	$4,854.2	$4,336.4	12%
Dealer Services	310.6	286.6	8%	908.0	780.1	16%
Other	(5.7)	(1.2)	(100)+%	50.0	62.0	(19)%
Reconciling items:
Foreign exchange	20.6	(1.7)		50.3	(6.7)
Client fund interest	3.8	(13.4)		(8.2)	(49.7)
Total revenues	$2,189.3	$1,927.0	14%	$5,854.3	$5,122.1	14%

Earnings From Continuing Operations Before Income Taxes
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2007	2006	Change	2007	2006	Change

Employer Services	$556.0	$503.8	10%	$1,186.6	$1,085.8	9%
Dealer Services	51.2	37.5	37%	143.5	117.5	22%
Other	(66.0)	(51.6)	(28)%	(77.2)	(81.8)	6%
Reconciling items:
Foreign exchange	2.6	0.2		5.8	(0.7)
Client fund interest	3.8	(13.4)		(8.2)	(49.7)
Cost of capital charge	30.2	26.6		85.6	75.3
Total earnings from continuing operations
before income taxes	$577.8	$503.1	15%	$1,336.1	$1,146.4	17%

Employer Services

Revenues

Employer Services' revenues increased 12% for both the three and nine months ended March 31, 2007, due to new business started in the period, an increase in the number of employees on our clients’ payrolls, strong client retention, price increases and an increase in client funds balances.  Internal revenue growth was approximately 11% for both the three and nine months ended March 31, 2007.  New business sales, which represent the annualized recurring revenues anticipated from sales orders to new and existing clients, grew 13% in the United States for both the three and nine months ended March 31, 2007 and 12% and 14% worldwide for the three and nine months ended March 31, 2007, respectively, due to the increase in the salesforce headcount as well as an increase in their productivity. Revenues from our traditional payroll and payroll tax filing business grew 8% for both the three and nine months ended March 31, 2007.  The number of employees on our clients’ payrolls, “pays per control,” increased 3.0% and 2.4% for the three and nine months ended March 31, 2007, respectively, in the United States.  This employment metric represents over 125 thousand payrolls of small to large businesses and reflects a broad range of U.S. geographic regions.  Our worldwide client retention declined 0.2 percentage points and 0.1 percentage points for the three and nine months ended March 31, 2007, respectively, as compared to the high levels achieved in the three and nine months ended March 31, 2006.

Interest income was credited to Employer Services at a standard rate of 4.5% so the results of the business were not influenced by changes in interest rates. Interest income recorded within the Employer Services segment increased by $14.9 million and $40.3 million for the three and nine months ended March 31, 2007, respectively, both of which represented 1% of the growth in Employer Services’ revenues.  Interest income increased in both periods due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base as compared to the prior year.  The average client funds balances were $17.6 billion and $16.3 billion for the three months ended March 31, 2007 and 2006, respectively, and $14.4 billion and $13.2 billion for the nine months ended March 31, 2007 and 2006, respectively, representing increases of 8% and 9%, respectively.

Revenues from our "beyond payroll" products grew 23% and 20% for the three and nine months ended March 31, 2007, respectively.  This increase includes our PEO revenues, which grew 26% for both the three and nine months ended March 31, 2007, to $249.1 million and $649.5 million, respectively, due to 24% growth in the number of PEO worksite employees and additional pass-through benefits.  In addition, "beyond payroll" revenues grew due to an increase in our Time and Labor Management Services revenues of 20% and 23% for the three and nine months ended March 31, 2007, respectively, as a result of increases in the number of clients utilizing this service.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $52.2 million, or 10%, to $556.0 million, and $100.8 million, or 9%, to $1,186.6 million for the three and nine months ended March 31, 2007, respectively.  Earnings from continuing operations before income taxes for the three and nine months ended March 31, 2007 did not grow at the same rate as the growth in revenues due to the higher pass-through costs associated with our PEO business and higher expenses associated with sales and implementation.  Our PEO pass-through operating expenses related to benefits and workers’ compensation costs grew 25%, to $183.0 million and to $470.7 million, for the three and nine months ended March 31, 2007, respectively.  Earnings from continuing operations before income taxes for the three and nine months ended March 31, 2007 were also impacted by the increase of approximately $84 million and $245 million, respectively, in compensation expenses for implementation, service and salesforce personnel, spending on new business opportunities, and higher selling and implementation expenses associated with new business sales.  This increase in expenses for the three and nine months ended March 31, 2007 includes approximately $16 million and $51 million, respectively, relating to our HR BPO opportunities.  This spending was targeted at expanding our PEO business, our COS product for larger employers, our ASO product and GlobalView® outsourcing offering.  Earnings from continuing operations before income taxes were also impacted by an increase in expenses associated with six acquisitions made during the nine months ended March 31, 2007.  These acquisitions as well as the additional expenses discussed above contributed to the decline of 50 basis points and 60 basis points in Employer Services’ margins during the three and nine months ended March 31, 2007, respectively.

Dealer Services

Revenues

Dealer Services' revenues increased 8% and 16% for the three and nine months ended March 31, 2007, respectively, as compared to the prior year.  The increase in revenues for the nine months ended March 31, 2007 was driven by revenues from Kerridge Computer Company Ltd (“Kerridge”), which was acquired in December 2005.  Internal revenue growth was approximately 6% and 5% for the three and nine months ended March 31, 2007, respectively.  New business sales grew 27% and 22% for the three and nine months ended March 31, 2007, respectively, due to a combination of higher sales in North

America and strength in the International market driven by our acquisition of Kerridge.  Revenues increased for our Dealer Business Systems in North America by $19.9 million, to $239.2 million, for the three months ended March 31, 2007 and $57.9 million, to $704.3 million, for the nine months ended March 31, 2007, due to growth in our key products.  The growth in our key products was driven by the increased users for Application Service Provider managed services, increased Credit Check and Computerized Vehicle Registration transaction volume, new network installations and increased market penetration of our Digital Marketing product.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $13.7 million, or 37%, to $51.2 million and $26.0 million, or 22%, to $143.5 million for the three and nine months ended March 31, 2007, respectively, due to the increases in revenues of our Dealer Business Systems and contributions from recent acquisitions. Overall margin improved 340 basis points and 70 basis points for the three and nine months ended March 31, 2007, respectively, driven by growth in the international market due to contributions from the Kerridge acquisition and cost savings achieved from the integration of Kerridge during the current year.  In addition, earnings from continuing operations before income taxes for the three and nine months ended March 31, 2007 improved as a result of severance expenses of $5.6 million recorded in the prior year relating to the integration of Kerridge.

Other

The primary components of "Other" are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense.  Additionally, a gain of $38.6 million on the sale of a minority investment is included in “Other” for the nine months ended March 31, 2007.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, cash and marketable securities were $2,787.2 million, stockholders’ equity was $5,988.7 million and the ratio of long-term debt-to-equity was 0.7%.  At March 31, 2007, working capital was $2,291.1 million as compared to $2,811.4 million at June 30, 2006.  This fluctuation is due to the decrease of $1,175.5 million in net assets of discontinued operations at March 31, 2007, as compared to June 30, 2006.  Net assets of discontinued operations at June 30, 2006 included the net assets of the former Brokerage Services and Securities Clearing and Outsourcing Services segments.  Such decrease was partially offset by an increase in cash and cash equivalents of $606.2 million.

Our principal sources of liquidity are derived from cash generated through operations and through cash and marketable securities on hand.  We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements.  In addition, we have three unsecured revolving credit agreements that allow us to borrow up to $5.5 billion in the aggregate.  Our short-term commercial paper program and repurchase agreements are utilized as the primary instruments to meet short-term funding requirements related to client funds obligations.  Our revolving credit agreements are in place to provide additional liquidity, if needed.  We have never had borrowings under the revolving credit agreements.  The Company believes that the internally generated cash flows and financing arrangements are adequate to support business operations and capital expenditures.

On March 30, 2007, we completed the tax free spin-off of our former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge").  As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock with a par value $0.01 per share, for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock.  We have classified the results of operations of the spun-off businesses as discontinued operations for all periods presented.  Additionally, we recorded a decrease to retained earnings of $1.2 billion for the non-cash reduction in net assets of Broadridge related to the spin-off, offset by an increase to retained earnings of $690.0 million related to the cash dividend received from Broadridge as part of the spin-off.

In February 2007, we exercised our call option and notified holders of our zero coupon convertible subordinated notes that we would redeem all the notes that were outstanding as of the end of the business day on March 19, 2007 (the “redemption date”).  Prior to the redemption date, approximately $39 million in face value of the notes was converted into approximately 1 million shares of the Company’s common stock. We subsequently redeemed the remaining 352 notes outstanding as of the redemption date at a redemption price of $775 for each note, representing the accrued value of each note at the time of the redemption.

Net cash flows provided by operating activities were $1,112.0 million for the nine months ended March 31, 2007, as compared to $1,474.1 million for the comparable period in the prior fiscal year.  The fluctuation between periods was due to the increase of $160.8 million in receivables and other assets as well as the decrease of $225.9 million in operating activities of discontinued operations businesses.  The increase in receivables and other assets was due to a $68.8 million increase in trade receivables related to our increased revenues, a $21.2 million increase in our pension plan cash contributions and a $55.4 million increase in other current assets due to the timing of certain payments for prepaid insurance and software maintenance contracts during the nine months ended March 31, 2007, as compared to the nine months ended March 31, 2006.  The cash flows provided by discontinued operations businesses relates to the Broadridge and Claims Services businesses, which have been spun-off and sold, respectively.  The decrease in cash flows from discontinued operations businesses is due to the decrease in securities deposited with clearing organizations or segregated for the exclusive benefit of Securities Clearing and Outsourcing Services’ customers to meet regulatory requirements.

Cash flows provided by investing activities for the nine months ended March 31, 2007 totaled $336.2 million, compared to cash flows used in investing activities for the nine months ended March 31, 2006 of $505.9 million for the comparable period in the prior year.  The fluctuation between periods was due to the receipt of the $690.0 million cash dividend from Broadridge offset by the $29.9 million of cash retained by Broadridge, the proceeds of $38.6 million received on the sale of a minority investment, $13.2 million received from a purchase price adjustment relating to the fiscal 2006 sale of the Claims Services business and $4.0 million received from the sale of Sandy Corporation, a business previously reported within the Dealer Services segment.  In addition, the fluctuations between periods were due to the timing of purchases of and proceeds from the sales and maturities of marketable securities, the change in client funds obligations and the decrease of $67.0 million in capital expenditures due to the completion of the data center facilities during fiscal 2006.  The cash flows provided by investing activities for the nine months ended March 31, 2007 were offset by an increase of $65.0 million of additions to intangible assets due to the timing of payments for software license fees and the increase of $97.5 million in cash paid for acquisitions as a result of the nine businesses acquired during the nine months ended March 31, 2007.

Cash flows used in financing activities for the nine months ended March 31, 2007 totaled $882.9 million, compared to $601.3 million for the nine months ended March 31, 2006.  The increase in cash used in financing activities was due to increased repurchases of common stock of $361.1 million and an increase in dividends paid of $47.1 million, resulting from the increase in the amount of dividends per common share for the nine months ended March 31, 2007, as compared to the comparable period in the prior year, offset by an increase in proceeds received from the stock purchase plan and exercises of stock options of $48.6 million and an increase in the financing activities of discontinued operations of $79.1 million. We purchased 18.1 million shares of our common stock at an average price per share of $47.18 during the nine months ended March 31, 2007.  As of March 31, 2007, we had remaining Board of Directors’ authorization to purchase up to 65.9 million additional shares.

In June 2006, we entered into a $1.75 billion, 364-day credit agreement and a $2.25 billion, five-year credit agreement with a group of lenders. The five-year facility contains an accordion feature under which the aggregate commitment can be increased by $500.0 million to $2.75 billion, subject to the availability of additional commitments. These facilities replaced our prior $1.25 billion, 364-day facility, and $2.25 billion, five-year facility, both of which were terminated in June 2006.  The $1.75 billion and $2.25 billion agreements mature in June 2007 and June 2011, respectively.  We also have a $1.5 billion credit facility that matures in June 2010.  The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  We are also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  There were no borrowings through March 31, 2007 under the credit agreements.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion.  Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 270 days.  At March 31, 2007 and 2006, there was no commercial paper outstanding. For both the three months ended March 31, 2007 and 2006, we had average borrowings of $0.4 billion at a weighted average interest rate of 5.3% and 4.4%, respectively.  For the nine months ended March 31, 2007 and 2006, we had average borrowings of $1.6 billion and $1.4 billion, respectively, at a weighted average interest rate of 5.3% and 3.8%, respectively.  The weighted average maturity of our commercial paper during the three and nine months ended March 31, 2007 and 2006 was less than two days for each period.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  At March 31, 2007 and 2006, there were no outstanding obligations under repurchase agreements.  For the three months ended March 31, 2007 and 2006, the Company had average outstanding balances under repurchase agreements of $59.8 million and $83.8 million, respectively, at a weighted average interest rate of 4.2% and 3.4%, respectively.  For the nine months ended March 31, 2007 and 2006, the Company had average outstanding balances under repurchase agreements of $105.6 million and $169.6 million, respectively, at a weighted average interest rate of 4.4% and 3.2%, respectively.

For the nine months ended March 31, 2007 capital expenditures for continuing operations were $119.4 million.  Capital expenditures for continuing operations for fiscal 2007 are expected to be approximately $190.0 million, compared to $254.9 million in fiscal 2006.

In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2007, approximately 25% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates.  The other 75% of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk, including reinvestment risk.  We have historically had the ability to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Average investment balances
at cost:
Corporate investments	$2,095.2	$2,109.9	$3,555.6	$3,335.3
Funds held for clients	17,649.2	16,295.0	14,411.4	13,225.7
Total	$19,744.4	$18,404.9	$17,967.0	$16,561.0

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	4.9%	4.5%	4.5%	3.8%
Funds held for clients	4.5%	4.1%	4.4%	4.0%
Total	4.5%	4.2%	4.4%	3.9%

Realized gains on available-
for-sale securities	$0.4	$0.2	$20.5	$0.8
Realized losses on available-
for-sale securities	(0.9)	(1.0)	(3.2)	(17.6)
Net realized gains (losses) on available-
for-sale securities	$(0.5)	$(0.8)	$17.3	$(16.8)

	March 31,	June 30,
	2007	2006
Net unrealized pre-tax losses on
available-for-sale securities	$(88.9)	$(312.9)
Total available-for-sale securities	$13,595.7	$13,612.8

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

The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds.  The Company limits credit risk by investing in primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service.  At March 31, 2007, approximately 95% of our available-for-sale securities held an AAA or AA rating.  In addition, we also limit amounts that can be invested in certain issuers.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to measure selected financial assets and liabilities at fair value.  We are currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on our consolidated results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  We plan to include the effect of adopting SAB 108 in our Annual Report on Form 10-K for the year ending June 30, 2007 and currently estimate the adoption of SAB 108 to result in an increase to retained earnings of $40.0 million, net of tax, which will be primarily due to a reduction in certain accrued expenses.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”).  This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income).  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the first fiscal year ending after December 15, 2006.  We plan to include the effect of adopting SFAS No. 158 in our Annual Report on Form 10-K for the year ending June 30, 2007.  Based on the unrecognized actuarial losses of our pension plans in the June 30, 2006 Annual Report on Form 10-K, we expect to reclassify $116 million, net of tax, from other assets to accumulated other comprehensive income on the Consolidated Balance Sheets upon the adoption of SFAS No. 158, which will result in a reduction of stockholders’ equity. We will reevaluate this estimate upon adoption of SFAS No. 158 based upon our June 30, 2007 plan measurement date, which will likely impact the above-described amount.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  We do not believe that the adoption of SFAS No. 158 will have a material impact on the consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We believe that the adoption of SFAS No. 157 will not have a material effect on our consolidated results of operations, cash flows or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements.  The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized.  FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  We expect to adopt FIN 48 on July 1, 2007 and are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition.

Income Taxes

The Company is routinely examined by the IRS and tax authorities in countries in which it conducts business, as well as in states in which it has significant business operations. The tax years under examination vary by jurisdiction.  The Company expects an IRS examination for fiscal 1998 through fiscal 2002 to be substantially completed during fiscal 2008.  In addition, the IRS is conducting an examination of fiscal 2003 through fiscal 2006.  The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations.  The Company has established tax reserves which it believes are adequate in relation to the potential assessments.  Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired.  The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

FORWARD-LOOKING INFORMATION

This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements.  These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed.  Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures.  ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.  These risks and uncertainties, along with the risk factors discussed below under Item “1A. – Risk Factors”, should be considered in evaluating any forward-looking statements contained herein.

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

There were no changes in the Company's internal control over financial reporting that occurred during the three and nine months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The spin-off of Broadridge has necessitated changes to the risk factors disclosed under Item 1A to Part I of our Annual Report on Form 10-K for the year ended June 30, 2006.  The following risk factors update and replace such disclosure in its entirety.

Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with financial and other information included in our Annual Report on Form 10-K for the year ended June 30, 2006 and our Quarterly Reports on Form 10-Q filed thereafter. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the last paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means ADP, together with its subsidiaries. The level of importance of each of the following risks may vary from time to time.

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

Security and privacy breaches may hurt our business

We store electronically personal information, including social security numbers, about our clients and employees of our clients. In addition, our retirement services systems maintain investor account information for retirement plans. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and the growth of our business could be materially adversely affected.

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

Political and economic factors may adversely affect our business and financial results

Trade, monetary and fiscal policies, and political and economic conditions may substantially change. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Customers may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with us. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number
				Shares Purchased	of Shares that
				as Part of the	may yet be
				Publicly	Purchased under
	Total Number		Average Price	Announced	the Common Stock
	of Shares		Paid per	Common Stock	Repurchase
Period	Purchased		Share (3)	Repurchase Plan (1)	Plan (1)

January 1, 2007 to
January 31, 2007	481,563		$48.85	400,000	65,909,440

February 1, 2007
to February 28, 2007	21,171		$49.23	-	65,909,440

March 1, 2007 to
March 31, 2007	3,976		$49.23	-	65,909,440

Total	506,710	(2)		400,000

(1) In March 2001, the Company received the Board of Directors’ approval to repurchase up to 50 million shares of the Company’s common stock.  In November 2002, November 2006 and August 2007, the Company received the Board of Directors’ approval to repurchase an additional 35 million, 50 million and 50 million shares, respectively, of the Company’s common stock.  There is no expiration date for the common stock repurchase plan.

(2) During fiscal 2007, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 81,563 shares during January 2007, 21,171 shares during February 2007 and 638 shares during March 2007 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 3,338 shares during March 2007 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Company.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Item 6. Exhibits

Exhibit Number	Exhibit

10.4	Supplemental Officers’ Retirement Plan

31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: May 9, 2007	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)