Form 10-K
period 2007-06-30
AUTOMATIC DATA PROCESSING INC
filed 2007-08-29
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]          Accelerated filer [ ]          Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $26,988,612,698. On August 22, 2007 there were 531,060,120 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on November 13, 2007.	Part III

Part I

Item 1. Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries “ADP” or the “Company”), is one of the world’s largest providers of business outsourcing solutions. Leveraging more than 55 years of experience, ADP offers a wide range of HR, payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, heavy truck, motorcycle, marine and recreational vehicle dealers throughout the world. For financial information by segment and by geographic area, see Note 19 of the “Notes to Consolidated Financial Statements” contained in this Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, the Proxy Statement for its Annual Meeting of Stockholders and its Annual Report to Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP’s activities.

Employer Services

     Employer Services offers a comprehensive range of human resource (HR) information, payroll processing, tax and benefits administration products and services, including traditional and Web-based outsourcing solutions, that assist approximately 560,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services markets these products and services through its direct marketing salesforce and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. In fiscal 2007, 83% of Employer Services’ revenues were from the United States, 11% were from Europe, 5% were from Canada and 1% were from South America (primarily Brazil), Australia and Asia.

United States

     Employer Services’ approach to the market is to match a client’s needs with the products and services that will best meet expectations. To facilitate this approach, in the United States, Employer Services is comprised of the following groups: Small Business Services (SBS) (serving primarily organizations with fewer than 50 employees); Major Account Services (serving primarily organizations with between 50 and 999 employees); and National Account Services (serving primarily organizations with 1,000 or more employees).

     SBS processes payroll for smaller clients and provides them with market leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Account Services and National Account Services offer a full suite of best-of-breed employer services solutions for clients ranging from mid-size through many of the world’s largest corporations.

     ADP enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. For those organizations that choose to process payroll in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution, year-end tax statements (i.e., form W-2) and wage garnishment services.

     In order to address the growing business process outsourcing (BPO) market for clients seeking human resource information systems and benefit outsourcing solutions, ADP offers its integrated comprehensive outsourcing services (COS) solution that allows a client to outsource its HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions to ADP. ADP also offers ADP Resource®, an integrated, flexible HR and payroll service offering that provides a menu of optional services, such as 401(k), FSA and pay-as-you go workers’ compensation.

     ADP provides payroll services that include the preparation of client employee paychecks and electronic direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare and federal, state and local income tax withholding reports required to be filed by employers.

     ADP’s Tax, Retirement, Insurance and Pre-Employment Services division includes the following businesses: Tax and Financial Services, Retirement Services, Insurance Services and Pre-Employment Services. These businesses primarily support SBS, Major Account Services and/or National Account Services, and their services are sold through those businesses, as well as dedicated salesforces and marketing arrangements with alliance partners.

  Tax and Financial Services processes and collects federal, state and local payroll taxes on behalf of, and from, ADP clients and remits these taxes to the appropriate taxing authorities. This business is also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, TotalPay® payroll check (ADPCheck™), full service direct deposit (FSDD) and stored value payroll card (TotalPay Card) products, and the collection and payment of wage garnishments. Tax and Financial Services also offers accounts payable, wage verification and sales and use tax services. This business provides an electronic interface between ADP clients and over 2,200 federal, state and local tax agencies, from the Internal Revenue Service to local governments. In fiscal 2007, Tax and Financial Services in the United States processed and delivered over 54 million year-end tax statements (i.e., form W-2) to its clients’ employees and over 43.2 million remittances and employer payroll tax returns and deposits, and moved over $1 trillion in client funds to taxing authorities and its clients’ employees via electronic transfer, direct deposit and ADPCheck.

  Retirement Services provides recordkeeping and/or related administrative services with respect to various types of retirement (primarily 401(k)) plans, deferred compensation plans and “premium only” cafeteria plans.

  Insurance Services provides a pay as you go payment service for workers compensation and, through Automatic Data Processing Insurance Agency, Inc., offers workers compensation and group health insurance to small and mid-size clients.

  Pre-Employment Services includes three categories of services: Applicant Management Services, Screening and Selection Services, and Tax Credit Services. Applicant Management Services provides employers with a web-based solution to manage their talent throughout their lifecycle. Screening and Selection Services provides background checks, reference verifications and an HR help desk. Tax Credit Services provides job tax credit services that assist employers in the identification of, and filing for, federal, state and local tax credits and other incentives based on geography, demographics and other criteria, and includes negotiation of incentive packages with applicable governmental agencies.

     ADP’s HR services provide comprehensive HR recordkeeping services, including benefits administration and outsourcing, employee history and position control. ADP’s Benefit Services business provides benefits administration across all market segments, including management of the open enrollment of benefits, COBRA and flexible spending account administration. ADP’s time and labor management services business provides solutions for employers to capture, calculate and report employee time and attendance.

     In fiscal 2007, ADP made several acquisitions to help expand its client base and reach into adjacent markets, including: Employease, Inc., a leading provider of web-based solutions for HR and benefits professionals; VirtualEdge Corporation, an innovator in the field of recruiting and talent lifecycle management solutions for HR organizations; the fully-outsourced payroll business of Intuit Inc.; the tax incentives business of Mintax, Inc.; and Taxware, LP, a leading provider of tax content and compliance solutions for sales, use and value added tax.

International

     Employer Services has a growing presence outside of the United States, where it offers solutions on the basis of both geographic and specific client business needs. ADP offers in-country “best of breed” payroll and human resource outsourcing solutions to small and large clients alike in over a dozen countries outside of the United States. In each of Canada and Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and human resource administration services. Within Europe, Employer Services has business operations in nine countries: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland, the Czech Republic and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia and Asia, ADP provides traditional service bureau payroll and also offers full departmental outsourcing of payroll services. ADP also offers wage and tax collection and remittance services in Canada, and has developed wage collection and remittance services to be offered in the United Kingdom.

     There is a steadily increasing demand from multinational companies for global payroll and human resource management services. In fiscal 2007, ADP continued to expand its GlobalView® offering, making it available in 32 countries. GlobalView is built on the SAP® ERP Human Capital Management and the SAP NetWeaver® platform and offers multinational and global companies an end-to-end outsourcing solution enabling standardized payroll processing and human resource administration. As of the end of fiscal 2007, 65 clients had contracted for GlobalView services, with approximately 250,000 employees being processed. Upon completing the implementation for all these clients, ADP expects to be providing GlobalView services to more than 730,000 employees in 45 different countries. In fiscal 2007, ADP established a wholly foreign owned entity in Shanghai, China, to better understand the developing market in China and serve the needs of multinational companies with operations in China.

Professional Employer Organization Services

     In the United States, ADP TotalSource®, ADP’s professional employer organization (PEO) business, provides clients with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees. ADP TotalSource is the largest PEO in the United States based on the number of total paid worksite employees. PEO Services has 47 offices located in 18 states and serves approximately 159,000 worksite employees in all 50 states.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and business solutions to automotive, heavy truck, and powersports (i.e., motorcycle, marine and recreational) vehicle retailers in the United States, Canada, South Africa, Asia and Europe. Over 25,000 automotive, heavy truck and powersports dealers in over 50 countries use ADP’s DMS, other software based solutions, networking solutions, data integration, consulting and/or marketing services.

     Clients use ADP’s DMS products to manage business activities such as accounting, inventory management, factory communications, scheduling, vehicle financing and insurance, sales and service. In addition to its DMS products, Dealer Services also offers its clients a full suite of web-enabled business solutions to address each department and functional area of the dealership (including customer relationship management solutions (CRM) and “front-end” applications), and an IP telephony system that can help dealerships with their sales processes and business development initiatives. All of Dealer Services’ business solutions are supported by comprehensive training offerings and business process consulting services. Dealer Services also offers its dealership clients computer hardware, hardware maintenance services, licensed software support, system design and network consulting services. ADP’s DMS and other software products are available as “on-site” applications or through ADP’s application service provider (ASP) managed services solution (in which clients license and outsource the information technology management to Dealer Services).

     Dealer Services also designs, establishes and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle locating, dealership customer credit application submission and decision-making, vehicle repair estimation and acquisition of vehicle registration and lien holder information.

     In fiscal 2006, ADP established a wholly foreign owned entity in Shanghai, China to facilitate Dealer Services’ expanding business opportunities within China in the automotive market segment.

Spin-off of the Brokerage Services Group and Sale of Travel Clearing Business

     On March 30, 2007, ADP completed the tax free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. On July 6, 2007, ADP completed the sale of its Travel Clearing business for approximately $116 million in cash. The Travel

Clearing business was previously reported in the “Other” segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) and Note 5 of the “Notes to Consolidated Financial Statements” contained in this Form 10-K.

Markets and Marketing Methods

     Employer Services offers services in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia. Dealer Services has offerings in the United States, Canada, South Africa, Asia and Europe. PEO Services are offered in the United States.

     None of ADP’s major business groups have a single homogenous client base or market. For example, Dealer Services primarily serves automotive dealers, but also serves heavy truck, powersports (i.e., motorcycle, marine and recreational), and agricultural equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles, trucks and agricultural equipment. Employer Services and PEO Services have clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Employer Services also sells to auto dealers. While concentrations of clients exist, no one client or industry group is material to ADP’s overall revenues.

     ADP’s businesses are not overly sensitive to price changes, although economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP’s services. In fiscal 2007, Employer Services continued to grow, primarily due to the increase in its United States payroll and payroll tax businesses, including new business started in the fiscal year, an increase in the number of employees on our clients’ payrolls, price increases, an increase in client funds balances and improved client retention; Dealer Services grew due to both internal revenue growth and growth from acquisitions, primarily the acquisition of Kerridge Computer Company, Ltd. in December 2005 and BZ Results LLC; and PEO Services grew primarily due to an increase in the number of worksite employees and higher administrative revenues as a result of an increase in the average number of worksite employees.

     ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or business unit in ADP is subject to unique market risk.

Competition

     The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of business outsourcing solutions in the world. Employer Services and PEO Services compete with other independent business outsourcing companies, companies providing enterprise resource planning services, software companies and financial institutions. Captive in-house functions, whereby a company installs and operates its own business processing systems, are another competitive factor in the industries in which Employer Services and PEO Services operate. Dealer Services’ competitors include full service DMS providers such as The Reynolds & Reynolds Company, Dealer Service’s largest DMS competitor in the United States and Canada, and companies providing applications and services that compete with Dealer Service’s non-DMS applications and services.

     Competition in ADP’s industries is primarily based on service responsiveness, product quality and price. ADP believes that it is very competitive in each of these areas and that there are no material negative factors impacting ADP’s competitive position.

Clients and Client Contracts

     ADP provides its services to approximately 585,000 clients. In fiscal 2007, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

     Our business is typically characterized by long-term customer relationships that result in recurring revenue. ADP is continuously in the process of performing implementation services for our clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time (up to two weeks) for an SBS client to a longer period (generally six to twelve months) for a National Account Services or Dealer Services client with multiple deliverables, and in some cases may exceed two years for a large GlobalView client or other large, complicated implementation. Although we monitor sales that have not yet been billed or installed, we do not view this metric as material in light of the recurring nature of our business. This is not a reported number, but it is used by management as a planning tool relating to resources needed to install services, and a means of assessing our performance against the installation timing expectations of our clients.

     ADP’s average client retention is estimated at more than 10 years in Employer Services, more than 5 years in PEO Services and 10 or more years in Dealer Services, and has not varied significantly from period to period.

     ADP’s services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. Discounts, rebates and promotions offered by ADP to clients are not material.

Systems Development and Programming

     During the fiscal years ended June 30, 2007, 2006 and 2005, ADP invested $609 million, $551 million, and $491 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

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

Number of Employees

      ADP employed approximately 46,000 persons as of June 30, 2007.

Item 1A. Risk Factors

     Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with MD&A, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under MD&A included in this Form 10-K. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means ADP, together with its subsidiaries. The level of importance of each of the following risks may vary from time to time.

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

Item 1B. Unresolved Staff Comments

      None

Item 2. Properties

     ADP leases space for some of its processing centers, other operational offices and sales offices. All of these leases, which aggregate approximately 6,083,000 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2036. ADP owns 43 of its processing centers, other operational offices, sales offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 4,090,000 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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

      None

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

     The principal market for the Company’s common stock (symbol: ADP) is the New York Stock Exchange. The following table sets forth the reported high and low sales prices of the Company’s common stock based on the NYSE composite transactions, and the cash dividends per share of common stock declared during the past two fiscal years. As of June 30, 2007, there were 40,788 holders of record of the Company’s common stock. As of such date, 363,899 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2007 quarter ended

June 30	$50.30	$43.89	$0.230
March 31	$51.50	$46.85	$0.230
December 31	$49.94	$46.26	$0.230
September 30	$48.30	$42.50	$0.185

Fiscal 2006 quarter ended

June 30	$46.93	$43.31	$0.185
March 31	$47.95	$43.25	$0.185
December 31	$48.11	$42.19	$0.185
September 30	$45.07	$41.21	$0.155

     On March 30, 2007, ADP completed the spin-off of its former Brokerage Services Group business. In the table above, market prices include the value of the Brokerage Services Group business through the date of the spin-off.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum
			Purchased as Part	Number of Shares
			of the Publicly	that may yet be
			Announced	Purchased under
			Common Stock	the Common
	Total Number of	Average Price	Repurchase Plan	Stock Repurchase
Period	Shares Purchased	Paid per Share (3)	(1)	Plan (1)

April 1, 2007 to
April 30, 2007	2,060,623	$45.51	2,000,000	63,909,440

May 1, 2007 to
May 31, 2007	10,183,138	$48.08	10,150,900	53,758,540

June 1, 2007 to
June 30, 2007	9,982,976	$48.86	9,982,000	43,776,540

Total	22,226,737 (2)		22,132,900

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

(2) During 2007, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 2,313 shares during May 2007 and 976 shares during June 2007 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 60,623 shares during April 2007 and 29,925 shares during May 2007 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Company.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Performance Graph

     The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index, a Peer Group Index(b) and an Old Peer Group Index(c), assuming an initial investment of $100 on June 30, 2002, with all dividends reinvested.

(a) On March 30, 2007, the Company completed the spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. The cumulative returns of the Company’s common stock have been adjusted to reflect the spin-off.

(b) The Peer Group Index is comprised of the following companies:

Ceridian Corporation	First Data Corporation
Computer Sciences Corporation	Paychex, Inc.
Electronic Data Systems Corporation	Total Systems Services, Inc.

(c) The Old Peer Group Index is comprised of the companies in the Peer Group Index as well as Fiserv, Inc. and DST Systems, Inc., which provide services to the brokerage industry and were removed from the Peer Group Index in connection with the spin-off of the Brokerage Services Group business.

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, MD&A and Quantitative and Qualitative Disclosures About Market Risk included in this Form 10-K.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2007	2006	2005	2004	2003
Total revenues	$7,800.0	$6,835.6	$6,131.3	$5,575.7	$5,078.8
Total cost of revenues	$4,087.3	$3,603.7	$3,165.3	$2,794.7	$2,339.9
Gross profit	$3,712.7	$3,231.9	$2,966.0	$2,781.0	$2,738.9
Earnings from continuing operations before income taxes	$1,623.5	$1,361.2	$1,237.8	$1,117.8	$1,303.0
Net earnings from continuing operations	$1,021.2	$841.9	$780.6	$702.4	$813.3

Basic earnings per share from continuing operations	$1.86	$1.46	$1.34	$1.19	$1.36

Diluted earnings per share from continuing operations	$1.83	$1.45	$1.32	$1.18	$1.34
Basic weighted average shares outstanding	549.7	574.8	583.2	591.7	600.1
Diluted weighted average shares outstanding	557.9	580.3	590.0	598.7	605.9
Cash dividends declared per share	$0.8750	$0.7100	$0.6050	$0.5400	$0.4750
Return on equity (Note 1)	23.7%	17.4%	15.5%	13.8%	15.8%

At year end:
Cash, cash equivalents and marketable securities	$1,884.6	$2,461.3	$1,716.0	$1,918.2	$2,169.6
Total assets before funds held for clients	$8,159.7	$10,006.2	$9,717.9	$8,217.0	$8,025.9
Total assets	$26,648.9	$27,490.1	$27,615.4	$21,120.6	$19,833.7
Long-term debt	$43.5	$74.3	$75.7	$76.2	$84.7
Stockholders’ equity	$5,147.9	$6,011.6	$5,783.9	$5,417.7	$5,371.5

Note 1. U.S. GAAP requires net earnings of discontinued operations to be displayed separately in the Statements of Consolidated Earnings. As a result, we believe the numerator of net earnings that is used in our calculation of return on equity should exclude those net earnings from discontinued operations. Further, we believe it is appropriate to exclude from the denominator of average total stockholders’ equity, the average cumulative net earnings from discontinued operations for each of the five years since fiscal 2003 for which such returns are presented, as well as the equity impact of the spin-off of the Brokerage Services Group business, which was classified as a discontinued operation. As a result, return on equity, excluding the effects of discontinued operations has been calculated as net earnings from continuing operations divided by average stockholders’ equity, excluding the effects of discontinued operations as noted below.

(In millions)
June 30,	2007	2006	2005	2004	2003
Average total equity	$5,579.8	$5,897.7	$5,600.7	$5,394.6	$5,242.9
Less:
Cumulative effect of discontinued operations	1,266.3	1,069.1	575.6	321.6	102.5
Average total equity, excluding effects of discontinued operations	$4,313.5	$4,828.6	$5,025.1	$5,073.0	$5,140.4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This report and other written or oral statements made from time to time by Automatic Data Processing, Inc. (“ADP”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed above under “Item 1A.– Risk Factors,” should be considered in evaluating any forward-looking statements contained herein.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

     ADP is one of the world’s largest providers of business outsourcing solutions. Leveraging more than 55 years of experience, ADP offers a wide range of HR, payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, heavy truck, motorcycle, marine and recreational vehicle dealers throughout the world. In fiscal 2007, the Company implemented several key changes to its operations, including the spin-off of its former Brokerage Services Group business on March 30, 2007. In addition, there were changes in the Company’s executive management team. As a result of these changes, the Company reassessed its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that Professional Employer Organization (“PEO”) Services should be a reportable segment in addition to Employer Services and Dealer Services. Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units are aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The Company has restated its previously reported segment results for all periods presented to reflect this change in the Company’s reportable segments. A brief description of each segment’s operations is provided below.

Employer Services

     Employer Services offers a comprehensive range of human resource (“HR”) information, payroll processing, tax and benefits administration products and services, including traditional and Web-based outsourcing solutions, that assist approximately 560,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services categorizes its services between traditional payroll and payroll tax, and “beyond payroll.” The traditional payroll and payroll tax business represents the Company’s core payroll processing and payroll tax filing business. The “beyond payroll” business represents the services that extend beyond the traditional payroll and payroll tax filing services, such as Time and

Labor Management and benefit and retirement administration. Within Employer Services, the Company collects client funds and remits such funds to tax authorities for payroll tax filing and payment services, and to employees of payroll services clients.

PEO Services

     PEO Services provides over 4,500 small and medium sized businesses with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and business solutions to automotive, heavy truck and powersports (i.e., motorcycle, marine and recreational) vehicle retailers in the United States, Canada, South Africa, Asia and Europe. Over 25,000 automotive, heavy truck and powersports dealers in over 50 countries use our DMS, other software-based solutions, networking solutions, data integration, consulting and/or marketing services.

EXECUTIVE OVERVIEW

     Consolidated revenues from continuing operations in the fiscal year ended June 30, 2007 (“fiscal 2007”) grew 14%, to $7,800.0 million, as compared to $6,835.6 million in the fiscal year ended June 30, 2006 (“fiscal 2006”). Earnings from continuing operations before income taxes and net earnings from continuing operations increased 19% and 21%, respectively. Diluted earnings per share from continuing operations increased 26%, to $1.83 in fiscal 2007, from $1.45 per share in fiscal 2006, on fewer shares outstanding.

     We are pleased with our strong results in each of our business segments in fiscal 2007. Employer Services’ revenues increased 11% and PEO Services revenues increased 26% in fiscal 2007. Employer Services’ and PEO Services’ new business sales, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, grew 11% worldwide, to approximately $1,055.1 million in fiscal 2007. This represents the third straight year of double-digit sales growth. In fiscal 2007, Employer Services grew average client funds balances 8% as a result of new business and growth in our existing client base. The increase in average client funds balances resulted in an increase in interest revenues within Employer Services, which accounted for approximately 1% growth in Employer Services’ revenues as compared to fiscal 2006. The number of employees on our clients’ payrolls, “pays per control,” increased in all market segments with 2.3% overall growth in the United States, and client retention improved 0.1 percentage point worldwide over last year’s record level. PEO Services’ revenues grew 26% in fiscal 2007 primarily due to a 22% increase in the average number of worksite employees. Dealer Services’ revenues grew 14% in fiscal 2007 due to internal revenue growth and the effect of acquisitions.

     Additionally, we were very pleased to have completed the tax-free spin-off of our former Brokerage Services Group business, as well as the sales of certain non-strategic, slow-growing businesses. The new ADP is a more focused company, which we believe has excellent growth potential for revenue and pretax earnings.

     On March 30, 2007, we completed the tax-free spin-off of our former Brokerage Services Group business, comprised of our former Brokerage Services and Securities Clearing and Outsourcing Services segments, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock. We have classified the results of operations of the spun-off business as discontinued operations for all periods presented. Additionally, we recorded a decrease to retained earnings of $1,125.2 million for the non-cash reduction in net assets of Broadridge related to the spin-off, offset by an increase to retained earnings of $690.0 million related to the cash dividend received from Broadridge as part of the spin-off.

     On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment that specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus an additional earn-out payment if certain revenue targets are achieved. The Company reported a gain of $11.2 million, or $6.9 million after tax within earnings from discontinued operations on the Statements of Consolidated Earnings. The Company has classified the results of operations of this business as discontinued operations for all periods presented.

     On June 30, 2007, we entered into a definitive agreement to sell our Travel Clearing business for approximately $116 million in cash. We completed the sale of this business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, we have classified the results of operations of this business as discontinued operations for all periods presented. We expect to record a gain of approximately $55 million to $65 million, after taxes, which we will classify as discontinued operations in fiscal 2008. Such gain is exclusive of a working capital adjustment to the original purchase price. This working capital adjustment is expected to be finalized in fiscal 2008 and will increase or decrease the gain accordingly.

     With the cash dividend from the spin-off of our former Brokerage Services Group business and our cash flows from operations, we continued our accelerated share buyback program and acquired over 40 million of our shares for treasury for over $1.9 billion. These share repurchases, along with our repurchase of over 29 million shares in fiscal 2006, demonstrate our confidence in ADP’s future growth opportunities.

     Our financial condition and balance sheet remain solid with cash and marketable securities of $1,884.6 million at June 30, 2007. Our net cash flows provided by operating activities decreased $514.5 million, to $1,298.0 million in fiscal 2007, from $1,812.5 million in fiscal 2006 as a result of a decrease in the operating activities of discontinued operations of $186.1 million, as well as an increase of $247.2 million in accounts receivable and an increase of $116.2 million in other assets. The increase in accounts receivable was related to our increased revenues and the timing of collections. The increase in other assets was largely due to a $17.4 million increase in our pension plan cash contributions and a $62.3 million increase in other current assets due to the timing of certain payments for prepaid insurance and software maintenance contracts in fiscal 2007 as compared to fiscal 2006.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Fiscal 2007 Compared to Fiscal 2006

(Dollars in millions, except per share amounts)

	Years ended June 30,		Change
	2007	2006	2007 vs 2006
Total revenues	$7,800.0	$6,835.6	14%

Costs of revenues:
Operating expenses	3,392.3	2,970.5	14%
Systems development and programming costs	486.1	472.3	3%
Depreciation and amortization	208.9	160.9	30%
Total cost of revenues	4,087.3	3,603.7	13%

Selling, general and administrative expenses	2,206.2	1,933.7	14%
Interest expense	94.9	72.8	30%
Total expenses	6,388.4	5,610.2	14%

Other income, net	211.9	135.8	56%

Earnings from continuing operations before income taxes	$1,623.5	$1,361.2	19%
Margin	21%	20%

Provision for income taxes	$602.3	$519.3	16%
Effective tax rate	37.1%	38.2%

Net earnings from continuing operations	$1,021.2	$841.9	21%

Diluted earnings per share from continuing operations	$1.83	$1.45	26%

Total Revenues

     Our consolidated revenues in fiscal 2007 grew 14%, to $7,800.0, million due to increases in Employer Services of 11%, or $539.0 million, to $5,615.4 million, PEO Services of 26%, or $181.1 million, to $884.8 million, and Dealer Services of 14%, or $153.0 million, to $1,225.8 million. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 12% in fiscal 2007 as compared to the prior year. Revenue growth was also favorably impacted by $81.1 million, or 1%, due to fluctuations in foreign currency rates.

     Our consolidated revenues in fiscal 2007 include interest on funds held for clients of $653.6 million as compared to $549.8 million in the prior year. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 8% in our average client funds balances to $14.7 billion, as well as the increase in the average interest rate earned to approximately 4.5% in fiscal 2007 as compared to 4.1% in fiscal 2006.

Total Expenses

     Our consolidated expenses increased $778.2 million, from $5,610.2 million in fiscal 2006, to $6,388.4 million in fiscal 2007. The percentage increase in our consolidated expenses was proportionate to the increase in our revenues. Additionally, the increase was due to higher pass-through costs associated with our PEO business revenues, which have pass-through operating expenses, an increase in our salesforce and implementation personnel, higher expenses associated with our Employer Services’ new business sales and implementation and the impact of acquisitions. Consolidated expenses also increased $79.8 million, or 1%, due to fluctuations in foreign currency exchange rates.

     Our total cost of revenues increased $483.6 million, to $4,087.3 million in fiscal 2007, from $3,603.7 million in fiscal 2006, due to increases in our operating expenses. Operating expenses increased $421.8 million, due to the increase in revenues described above, including the increases in PEO revenues, which have pass-through costs that are re-billable, and higher compensation expenses associated with additional implementation and service personnel. The pass-through costs for our PEO revenues were $640.7 million in fiscal 2007, as compared to $511.0 million in fiscal 2006. In addition, operating expenses in fiscal 2007 increased approximately $136.0 million as a result of higher compensation expenses associated with additional implementation and service personnel, including approximately $47.0 million of spending on new business opportunities in Employer Services and PEO Services. Our new business opportunities relate to our Human Resource Business Process Outsourcing (“HR BPO”) opportunities, which focus on the outsourcing of integrated multiple processes – such as payroll, HR, and benefits administration. This spending was targeted at expanding our Comprehensive Outsourcing Services (“COS”) product for larger employers, our PEO Services business, our ADP Resource® product, which is an integrated, flexible HR and payroll-based service offering, and GlobalView®, which is our outsourcing offering for multi-national and global organizations. Lastly, our operating expenses increased $30.0 million due to fluctuations in foreign currency rates and increased approximately $64.6 million due to the operating costs of new businesses acquired. Systems development and programming costs increased $20.4 million due to the increase in headcount and the additional expenses associated with our new businesses acquired and increased $6.1 million due to fluctuations in foreign currency exchange rates. These increases in systems development and programming costs were offset by lower compensation expenses of approximately $16.0 million associated with the increased resources at our off-shore locations and smartshoring facilities. In addition, depreciation and amortization expenses increased $48.0 million due to increased amortization expenses of $28.2 million resulting from the intangible assets acquired with new businesses and the purchases of software and software licenses in fiscal 2007. In addition, depreciation and amortization expenses increased due to fiscal 2006 capital expenditures of approximately $100 million related to the consolidation of our data center facilities.

     Selling, general and administrative expenses increased $272.5 million, to $2,206.2 million in fiscal 2007, due to higher selling expenses in Employer Services and PEO Services, which resulted in an increase in expenses of approximately $97.5 million and $18.3 million, respectively. The $97.5 million increase in expenses in Employer Services includes approximately $13 million for expenses relating to our HR BPO opportunities discussed above. Selling, general and administrative expenses also increased approximately $73.8 million due to the selling, general and administrative expenses related to our business acquisitions in fiscal 2007 and increased $20.1 million due to fluctuations in foreign currency rates. Additionally, we had an increase in restructuring charges of $21.5 million, which primarily related to severance.

     Interest expense increased $22.1 million in fiscal 2007 as a result of higher average borrowings and higher interest rates on our short-term commercial paper program. In fiscal 2007 and 2006, the Company’s average borrowings under the commercial paper program were $1.5 billion and $1.4 billion, respectively, at a weighted average interest rate of 5.3% and 4.1%, respectively.

Other Income, net

     Other income, net, increased $76.1 million in fiscal 2007 due to a gain of $38.6 million on the sale of a minority investment, an increase of $7.5 million of realized gains on our available-for-sale securities and a decrease of $5.4 million of realized losses on our available-for-sale securities. Additionally, other income, net, included an increase in interest income on corporate funds of $24.6 million as a result of the higher average interest rates earned on our corporate balances, which increased to  4.6% in fiscal 2007 as compared to 4.0% in the prior year and our average corporate balances increased to $3.6 billion in fiscal 2007 as compared to $3.5 billion in the prior year.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $262.3 million, or 19%, to $1,623.5 million in fiscal 2007 due to the increase in revenues and expenses discussed above. Overall margin increased from 20% in fiscal 2006 to 21% in fiscal 2007.

Provision for Income Taxes

     Our effective tax rate in fiscal 2007 was 37.1%, as compared to 38.2% in fiscal 2006. The decrease in the effective tax rate is attributable to a favorable mix in income among tax jurisdictions and to $10.0 million of income tax expense recorded in fiscal 2006 for the repatriation in fiscal 2006 of approximately $250.0 million of eligible dividends from non-U.S. subsidiaries.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

     Net earnings from continuing operations in fiscal 2007 increased 21%, to $1,021.2 million, from $841.9 million in fiscal 2006, and the related diluted earnings per share from continuing operations increased 26%, to $1.83. The diluted earnings per share from continuing operations of $1.83 includes a net one-time gain of approximately $20.3 million, net of taxes, from the sale of a Dealer Services non-core minority investment, offset by restructuring charges, which was accretive to diluted earnings per share from continuing operations by approximately $0.03 per share. The increase in net earnings from continuing operations in fiscal 2007 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues offset by expenses and a lower effective tax rate. The increase in diluted earnings per share from continuing operations in fiscal 2007 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 40.2 million shares in fiscal 2007 and 29.6 million shares in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

(Dollars in millions, except per share amounts)

	Years ended June 30,			Change	Change
	2006-As	2005-As	2005-As	2006 vs 2005-	2006 vs 2005-
	Reported	Reported	Adjusted	As Reported	As Adjusted
Total revenues	$6,835.6	$6,131.3	$6,131.3	11%	11%

Costs of revenues:
Operating expenses	2,970.5	2,588.1	2,619.9	15%	13%
Systems development and
programming costs	472.3	426.6	458.8	11%	3%
Depreciation and amortization	160.9	150.6	150.6	7%	7%
Total cost of revenues	3,603.7	3,165.3	3,229.3	14%	12%

Selling, general and
administrative expenses	1,933.7	1,758.6	1,839.6	10%	5%
Interest expense	72.8	32.3	32.3	125%	125%
Total expenses	5,610.2	4,956.2	5,101.2	13%	10%

Other income, net	135.8	62.7	62.7	117%	117%

Earnings from continuing
operations before income taxes	$1,361.2	$1,237.8	$1,092.8	10%	25%
Margin	20%	20%	18%

Provision for income taxes	$519.3	$457.2	$415.7	14%	25%
Effective tax rate	38.2%	36.9%	38.0%

Net earnings from
continuing operations	$841.9	$780.6	$677.1	8%	24%

Diluted earnings per share
from continuing operations	$1.45	$1.32	$1.15	10%	26%

     The comparison between the results of operations in fiscal 2006 and 2005 is affected by the impact of our adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. We believe the inclusion of the “2005 – As Adjusted” amounts provides a useful additional perspective to compare the results of operations in fiscal 2006 and 2005 as a result of our adoption of SFAS No. 123R. We use both generally accepted accounting principles (“GAAP”) and non-GAAP measures to manage and evaluate the Company’s performance and consider it appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. However, these measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with GAAP.

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

(In millions)
Years ended June 30,	2006	2005
Operating expenses	$23.7	$--
Selling, general and administrative expenses	95.7	11.8
Systems development and programming costs	23.3	--

Total stock-based compensation expense reported in
net earnings from continuing operations	$142.7	$11.8

Income tax benefit on stock-based compensation expense
reported in net earnings from continuing operations	$(41.7)	$(4.6)

     In order to provide a comparable basis between the results of operations in fiscal 2006 and the fiscal year ended June 30, 2005 (“fiscal 2005”), we have provided pro forma information, reflected under the heading “2005 – As Adjusted”, to provide fiscal 2005 results as if stock-based compensation expense related to our stock option program and employee stock purchase plan had been expensed. The “2005 – As Adjusted” amounts include the following pro forma stock-based compensation expense related to our stock option program and employee stock purchase plan, which are based on the pro forma amounts disclosed in Note 14 to the consolidated financial statements included with this Annual Report on Form 10-K:

(In millions)
Year ended June 30,	2005
Operating expenses	$31.8
Selling, general and administrative expenses	81.0
Systems development and programming costs	32.2

Total pro forma stock-based compensation expense	$145.0

Pro forma income tax benefit on stock-based
compensation expense	$(41.5)

Total Revenues

     Our consolidated revenues in fiscal 2006 grew 11%, to $6,835.6 million, as compared to our consolidated revenues in fiscal 2005, due to increases in Employer Services of 8%, or $376.7 million, to $5,076.4 million, PEO Services of 22%, or $126.7 million, to $703.7 million, and Dealer Services of 15%, or $136.2 million, to $1,072.8 million. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 10% in fiscal 2006 as compared to the prior year.

     Our consolidated revenues in fiscal 2006 include interest on funds held for clients of $549.8 million, as compared to $421.4 million in fiscal 2005. The increase in the consolidated interest earned on funds held for clients was due to the increase of 11% in our average client funds balances in fiscal 2006 to $13.6 billion as a result of new business and growth in our existing client base, as well as the increase in the average interest rate earned on client funds from 3.4% in fiscal 2005 to 4.1% in fiscal 2006.

Total Expenses, As Reported

     Our consolidated expenses in fiscal 2006 increased $654.0 million, to $5,610.2 million, from $4,956.2 million in fiscal 2005, as reported, due to an increase in our revenues described above, an increase in our stock-based compensation expense, and increases in our cost of revenues and selling, general and administrative expenses. The increase in our stock-based compensation expense in our results of operations as of July 1, 2005 is associated with the adoption of SFAS No. 123R. Total stock-based compensation expense included in continuing operations increased $130.9 million, to $142.7 million, in fiscal 2006, from $11.8 million, as reported, in fiscal 2005 due to the recording of expenses within our results of operations for our stock option program and employee stock purchase plan.

     Our total cost of revenues increased $438.4 million, to $3,603.7 million in fiscal 2006, from $3,165.3 million in fiscal 2005, due to increases in our operating expenses and systems development and programming costs. Operating expenses increased $382.4 million, or 15%, due to the increase in revenues described above, including the increase in PEO revenues, which have pass-through costs. The pass-through costs associated with our PEO revenues increased $88.4 million in fiscal 2006, to $511.0 million. In addition, operating expenses increased approximately $95.3 million as a result of higher compensation expenses associated with additional implementation and service personnel. Lastly, our operating expenses increased $23.7 million due to the increase in stock-based compensation expense in fiscal 2006. Systems development and programming costs increased $45.7 million, to $472.3 million, due to stock-based compensation expense of $23.3 million recorded in fiscal 2006 and increased compensation expenses associated with personnel to support and maintain our products and services.

     Selling, general and administrative expenses increased $175.1 million in fiscal 2006, to $1,933.7 million, attributable to the increase in stock-based compensation expense of $83.9 million in fiscal 2006 and increased compensation costs of $77.8 million associated with our continued investment in our sales personnel to drive our revenue growth.

     Interest expense increased $40.5 million in fiscal 2006 as a result of higher interest rates and higher average borrowings on our short-term commercial paper program. In fiscal 2006 and 2005, the Company’s average borrowings under the commercial paper program were $1.4 billion and $1.0 billion, respectively, at a weighted average interest rate of 4.1% and 2.1%, respectively.

Total Expenses, As Adjusted

     Our consolidated expenses in fiscal 2006 increased $509.0 million, to $5,610.2 million, from $5,101.2 million in fiscal 2005, as adjusted, due to increases in our costs of revenues and selling, general and administrative expenses. Total stock-based compensation expense included in continuing operations decreased $14.1 million, to $142.7 million in fiscal 2006, from $156.8 million, as adjusted, in fiscal 2005. This decrease was driven by the reduction in the number of stock options granted to associates, which began in fiscal 2006.

     Our total cost of revenues increased $374.4 million, to $3,603.7 million in fiscal 2006, from $3,229.3 million in fiscal 2005, due to increases in our operating expenses and systems development and programming costs. Operating expenses increased $350.6 million, or 13%, due to the increase in revenues described above, including the increase in PEO revenues, which have pass-through costs. The pass-through costs associated with our PEO revenues increased $88.4 million in fiscal 2006, to $511.0 million. In addition, operating expenses increased approximately $95.3 million as a result of higher compensation expenses associated with additional implementation and service personnel. Systems development and programming costs increased $13.5 million, to $472.3 million, due to increased compensation expenses associated with personnel to support and maintain our products and services.

     Selling, general and administrative expenses increased $94.1 million in fiscal 2006, to $1,933.7 million, attributable to increased compensation costs of $77.8 million associated with our continued investment in our sales personnel to drive our revenue growth.

     Interest expense increased $40.5 million in fiscal 2006 as a result of higher interest rates and higher average borrowings on our short-term commercial paper program. In fiscal 2006 and 2005, the Company’s average borrowings under the commercial paper program were $1.4 billion and $1.0 billion, respectively, at a weighted average interest rate of 4.1% and 2.1%, respectively.

Other Income, net

     Other income, net, increased $73.1 million in fiscal 2006 due to the increase in interest income on corporate funds of $49.2 million as a result of the increase in the average interest rate earned on our corporate investments from 3.0% in fiscal 2005 to 4.0% in fiscal 2006 and a decrease in the net realized losses on available-for-sale securities of $23.9 million.

Earnings from Continuing Operations before Income Taxes, As Reported

     Earnings from continuing operations before income taxes increased $123.4 million, or 10%, from $1,237.8 million, as reported, in fiscal 2005 to $1,361.2 million in fiscal 2006 due to the increase in revenues and expenses discussed above. Overall margin remained flat at 20%. We leveraged our expense levels with the increasing revenues, in order to improve margins on our services. The improved margins on our services were offset by the increase in stock compensation expenses of $130.9 million due to the recording of stock-based compensation expense associated with our stock option program and employee stock purchase plan in fiscal 2006. Additionally, our margin was negatively impacted by increasing PEO revenues, which have pass-through operating expenses and therefore lower margins.

Earnings from Continuing Operations before Income Taxes, As Adjusted

     Earnings from continuing operations before income taxes increased $268.4 million, or 25%, from $1,092.8 million, as adjusted, in fiscal 2005 to $1,361.2 million in fiscal 2006 due to the increase in revenues and expenses discussed above. Overall margin improved from 18% to 20%. We leveraged our expense levels with the increasing revenues in order to improve margins on our services and total stock-based compensation expense decreased due to the reduction in the number of stock options granted to associates. In addition, our margin was negatively impacted by the increasing PEO revenues, which have pass-through operating expenses and therefore lower margins.

Provision for Income Taxes, As Reported

     Our effective tax rate in fiscal 2006 was 38.2% as compared to 36.9%, as reported, in fiscal 2005. The increase in the effective tax rate is attributable to the expensing of stock-based compensation, as certain components of our stock-based compensation programs are non-deductible, resulting in a higher effective tax rate. In addition, the effective tax rate increased due to the application of the provisions of the American Jobs Creation Act (the “AJCA”) to our repatriation of approximately $250.0 million of eligible dividends from non-U.S. subsidiaries, which resulted in income tax expense of approximately $10.0 million in fiscal 2006. These increases in the effective tax rate were partially offset by a favorable mix in income among tax jurisdictions.

Provision for Income Taxes, As Adjusted

     Our effective tax rate was 38.2% and 38.0% in fiscal 2006 and fiscal 2005, respectively, as adjusted. The increase in our effective tax rate was due to additional income tax expense of approximately $10.0 million in fiscal 2006 associated with the repatriation of approximately $250.0 million of eligible dividends from non-U.S. subsidiaries under the AJCA. Certain components of our stock-based compensation programs are non-deductible, which results in a higher effective tax rate. In fiscal 2006, our non-deductible stock-based compensation expense decreased and our overall earnings from continuing operations before income taxes increased, both of which offset the increase in the effective tax rate. In addition, the increase in the effective tax rate was partially offset by a favorable mix in income among tax jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations, As Reported

     Net earnings from continuing operations increased 8%, to $841.9 million, in fiscal 2006, from $780.6 million, as reported, in fiscal 2005 and the related diluted earnings per share from continuing operations increased 10%, to $1.45. The increase in net earnings from continuing operations reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues offset by the additional expense associated with stock-based compensation and a higher effective tax rate as described above. The increase in diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 29.6 million shares in fiscal 2006 and 14.1 million shares in fiscal 2005.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations, As Adjusted

     Net earnings from continuing operations increased 24%, to $841.9 million, in fiscal 2006, from $677.1 million, as adjusted, in fiscal 2005. Diluted earnings per share from continuing operations increased 26%, to $1.45 in fiscal 2006 from $1.15, as adjusted, in fiscal 2005. The increase in net earnings from continuing operations reflects the increase in earnings from continuing operations before income taxes as a result of our higher revenues and improved margin, as described above. The increase in diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 29.6 million shares in fiscal 2006 and 14.1 million shares in fiscal 2005.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(Dollars in millions)
	Years ended June 30,			Change
	2007	2006	2005	2007	2006	2005
Employer Services	$5,615.4	$5,076.4	$4,699.7	11%	8%	6%
PEO Services	884.8	703.7	577.0	26%	22%	24%
Dealer Services	1,225.8	1,072.8	936.6	14%	15%	11%
Other	(1.7)	36.6	35.0	(100)+%	5%	(16)%
Reconciling items:
Foreign exchange	78.6	2.9	9.4
Client funds interest	(2.9)	(56.8)	(126.4)
Total revenues	$7,800.0	$6,835.6	$6,131.3	14%	11%	10%

Earnings from Continuing Operations before Income Taxes

(Dollars in millions)
	Years ended June 30,			Change
	2007	2006	2005	2007	2006	2005
Employer Services	$1,408.1	$1,254.3	$1,113.7	12%	13%	14%
PEO Services	80.4	54.9	39.8	46%	38%	40%
Dealer Services	200.0	157.9	148.8	27%	6%	5%
Other	(183.7)	(150.0)	(29.8)	(22)%	(100)+%	(100)+%
Reconciling items:
Foreign exchange	8.3	0.8	(2.6)
Client funds interest	(2.9)	(56.8)	(126.4)
Cost of Capital Charge	113.3	100.1	94.3
Total earnings from
continuing operations
before income taxes	$1,623.5	$1,361.2	$1,237.8	19%	10%	11%

     Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Lastly, various income and expense items, including certain non-recurring gains and losses and stock-based compensation expenses of $130.5 million, $142.7 million and $11.8 million in fiscal 2007, 2006 and 2005, respectively, are recorded in “Other”.

     The fiscal 2006 and 2005 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2007 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments’ revenues are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

     In addition, the reconciling items include an adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. This allocation is made for management reasons so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in interest rates. This allocation is a reconciling item to our reportable segments’ revenues and earnings from continuing operations before income taxes and results in the elimination of this allocation in consolidation.

     The reportable segments’ results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is a reconciling item to earnings from continuing operations before income taxes and results in the elimination of this charge in consolidation.

Employer Services

Fiscal 2007 Compared to Fiscal 2006

Revenues

     Employer Services’ revenues increased 11% in fiscal 2007 due to new business started in the period, an increase in the number of employees on our clients’ payrolls in the United States, increased client retention, the impact of pricing increases, which contributed approximately 2% to our revenue growth, and an increase in client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 9% for fiscal 2007. Revenue from our traditional payroll and payroll tax filing business grew 9%. The number of employees on our clients’ payrolls, “pays per control,” increased 2.3% in the United States. This employment metric represents over 141,000 payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Our worldwide client retention improved 0.1 percentage point over last year’s record level. Revenues from our “beyond payroll” services, excluding PEO Services, which is disclosed as a separate reportable segment, increased 18% in fiscal 2007, due to an increase in our Time and Labor Management services revenues of 22%, as well as the impact of certain business acquisitions in fiscal 2007. The increase in revenues related to our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

     We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $48.8 million in fiscal 2007, which represented 1% growth in Employer Services’ revenues, due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base. The average client funds balances were $14.6 billion in fiscal 2007 as compared to $13.5 billion in fiscal 2006, an increase of 8%.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $153.8 million, or 12%, to $1,408.1 million, in fiscal 2007. Earnings from continuing operations before income taxes in fiscal 2007 grew at a faster rate than revenues due to the improvement in margins for our services from the leveraging of our expense structure with the increased revenues. This was offset, in part, by higher operating expenses from the increase of approximately $226.5 million in compensation expenses for implementation, service and salesforce personnel, and spending on new business opportunities related to our HR BPO offerings of approximately $7 million. This spending on new business opportunities was targeted at expanding our COS product for larger employers and our ADP Resource® product, as well as our GlobalView® product, which is our outsourcing offering for multi-national and global organizations. Lastly, earnings from continuing operations before income taxes were negatively impacted by approximately $8.4 million related to six acquisitions made in fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

Revenues

     Employer Services’ revenues increased 8% in fiscal 2006 due to new business started in the period, an increase in the number of employees on our clients’ payrolls in the United States, increased client retention, the impact of pricing increases, which contributed approximately 2% to our revenue growth, and an increase in client funds balances, which increased interest revenues. The number of employees on our clients’ payrolls, “pays per control,” increased 2.3% in the United States. Our worldwide client retention improved 0.1 percentage point over the record level in fiscal 2005. Revenues from our “beyond payroll” services, excluding PEO Services, which is disclosed as a separate reportable segment, increased 11% in fiscal 2006, due to an increase in our Time and Labor Management services revenues of 21% due to an increase in the number of client utilizing these services.

     We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $57.8 million in fiscal 2006, which represented approximately 1% growth in Employer Services’ revenues, due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base. The average client funds balances were $13.5 billion in fiscal 2006 as compared to $12.2 billion in fiscal 2005, representing an increase of 11%.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased 13%, from $1,113.7 million to $1,254.3 million, in fiscal 2006 due to the increase in revenues. Earnings from continuing operations before income taxes grew at a faster rate than revenues due to the improvement in margins for our services from the leveraging of our expense structure with the increased revenues offset, in part, by higher selling expenses associated with additional personnel expenses resulting from the increase in implementation and salesforce personnel and higher commission expenses resulting from our increase in new business sales. In addition, expenses in fiscal 2006 increased due to start-up expenses relating to GlobalView®.

PEO Services

Fiscal 2007 Compared to Fiscal 2006

Revenues

     PEO Services’ revenues increased $181.1 million, or 26%, to $884.8 million in fiscal 2007. The increase in revenues was primarily due to a 22% increase in the average number of worksite employees in fiscal 2007. The increase in the average number of worksite employees was due to new client sales, improved client retention and the net increase in the number of worksite employees at existing clients. Additionally, benefit related revenues, which are billed to our clients and therefore have an equal amount of costs in operating expenses, increased $112.5 million, or 29%, due to the increase in the average number of worksite employees in fiscal 2007, as well as increases in health care costs, which were passed on to clients. Administrative revenues, which represent the fees for our services, increased $33.8 million in fiscal 2007, or 24%, due to the increase in the number of average worksite employees and price increases, which are based upon a percentage of the salaries related to worksite employees.

     We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $1.2 million in fiscal 2007, due to the increase in the average client funds balances as a result of increased PEO Services’ new business and growth in our existing client base. The average client funds balances were $0.1 billion in both fiscal 2007 and 2006.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $25.5 million, or 46%, to $80.4 million in fiscal 2007. This increase was primarily attributable to the increase in revenues described above, net of the related cost of providing benefits and workers compensation coverage and payment of state unemployment taxes for worksite employees, which are included in cost of revenues, and contributed to a $52.1 million increase in our earnings from continuing operations in fiscal 2007 as compared to fiscal 2006. This increase was primarily attributable to 22% growth in the average worksite employees, price increases, and improvement in margins on the workers compensation and state unemployment components of the PEO Services’ offering. The increase in earnings from continuing operations before income taxes of $52.1 million was partially offset by an increase in our cost of services of $9.8 million in fiscal 2007 as compared to fiscal 2006. In addition, our expenses associated with new business sales increased $12.2 million in fiscal 2007, primarily as a result of growth in our salesforce and an increase in sales over fiscal 2006 of 14%. Lastly, selling, general and administrative expenses increased $4.6 million primarily as a result of the growth in the business.

Fiscal 2006 Compared to Fiscal 2005

Revenues

     PEO Services’ revenues increased $126.7 million, or 22%, to $703.7 million in fiscal 2006. The increase in revenues was primarily due to a 19% increase in the average number of worksite employees in fiscal 2006. The increase in the average number of worksite employees was due to new client sales and the net increase in worksite employees at existing clients. Additionally, benefit related revenues, which are billed to our clients and therefore have an equal amount of costs in operating expenses, increased

$85.8 million, or 28%, due to the increase in the average number of worksite employees as well as increases in health care costs, which were passed on to clients. Administrative revenues increased $19.9 million, or 16%, due to the increase in the average number of worksite employees.

     We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $1.0 million in fiscal 2007, due to the increase in the average client funds balances as a result of increased PEO Services’ new business and growth in our existing client base. The average client funds balances were $0.1 billion in both fiscal 2006 and 2005.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $15.1 million, or 38%, to $54.9 million in fiscal 2006. This increase was primarily attributable to the increase in revenues described above, net of the related cost of providing benefits and workers compensation coverage and payment of state unemployment taxes for worksite employees, which are included in cost of revenues, and contributed to a $37.1 million increase in our earnings from continuing operations in fiscal 2006 as compared to fiscal 2005. This increase is attributable to 19% growth in the average worksite employees and improvement in margins on the workers compensation and state unemployment components of the PEO Services’ product offering. The increase in earnings from continuing operations before income taxes of $37.1 million was partially offset by an increase in our cost of revenues of $10.8 million in fiscal 2006 as compared to fiscal 2005. Lastly, our expenses associated with new business sales increased $14.3 million in fiscal 2006, primarily as a result of growth in our salesforce and an increase in sales over fiscal 2006 of 30%.

Dealer Services

Fiscal 2007 Compared to Fiscal 2006

Revenues

     Dealer Services’ revenues increased $153.0 million, or 14%, to $1,225.8 million in fiscal 2007. The increase in revenues in fiscal 2007 was driven by both internal revenue growth and by acquisitions. Revenues increased for our dealer business systems in North America by $74.0 million, to $946.8 million, due to growth in our key services. The growth in our key services was driven by the increased users for Application Service Provider (“ASP”) managed services, increased Credit Check and Computerized Vehicle Registration (“CVR”) transaction volume, new network installations and increased market penetration of our Digital Marketing services. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 6% for fiscal 2007.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $42.1 million, to $200.0 million, in fiscal 2007, due to the increases in revenues of our dealer business systems and contributions from recent acquisitions. Overall margin improved to 16% in fiscal 2007, from 15% in fiscal 2006, driven by growth in the international market due to the acquisition of Kerridge in fiscal 2006 and cost savings achieved from the integration of Kerridge in the current year. Lastly, earnings from continuing operations before income taxes also improved as a result of a decline in restructuring expenses of $5.6 million, which represented the expenses recorded in the prior year relating to the integration of Kerridge.

Fiscal 2006 Compared to Fiscal 2005

Revenues

     Dealer Services’ revenues increased $136.2 million, or 15%, to $1,072.8 million in fiscal 2006. Revenues increased for our dealer business systems in North America by $42.3 million, to $872.8 million, due to growth in our key services. The growth in our key services was driven by the increased users for ASP managed services, increased Credit Check and CVR transaction volume, new network installations and increased market penetration of our Customer Relationship Management services. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 4% for fiscal 2006.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $9.1 million, to $157.9 million, in fiscal 2006. The increases in revenues of our dealer business systems and contributions from recent acquisitions increased earnings in fiscal 2006. These increases were partially offset by additional sales expenses relating to sales personnel headcount additions. Earnings from continuing operations before income taxes were also negatively impacted by the integration expenses associated with the acquisition of Kerridge, including $5.6 million of restructuring expenses.

Other

     The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense reported in net earnings from continuing operations related to the Company’s adoption of SFAS No. 123R, effective July 1, 2005, of $130.5 million, $142.7 million and $11.8 million in fiscal 2007, 2006 and 2005, respectively. Additionally, certain non-recurring gains and losses, including a gain of $38.6 million on the sale of a minority interest investment in fiscal 2007 are included in “Other”.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our financial condition and balance sheet remain strong. At June 30, 2007, cash and marketable securities were $1,884.6 million. The ratio of long-term debt-to-equity was 0.8% at June 30, 2007. At June 30, 2007, working capital from continuing operations was $1,534.8 million, as compared to $1,596.4 million at June 30, 2006. This fluctuation is due to a decrease in cash and cash equivalents and short-term marketable securities of $54.0 million and $257.1 million, respectively. These decreases were offset by an increase in accounts receivable of $289.7 million due to the increased revenues and the timing of collections.

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

     On March 30, 2007, we completed the tax free spin-off of our former Brokerage Services Group business, comprised of our former Brokerage Services and Securities Clearing and Outsourcing Services segments, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock with a par value $0.01 per share, for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock. We have classified the results of operations of the spun-off business as discontinued operations for all periods presented. Additionally, we recorded a decrease to retained earnings of $1,125.2 million for the non-cash reduction in net assets of the Brokerage Services Group business related to the spin-off, offset by an increase to retained earnings of $690.0 million related to the cash dividend received from Broadridge as part of the spin-off.

     In February 2007, we notified holders of our zero coupon convertible subordinated notes that we would redeem all the notes that were outstanding as of the end of the business day on March 19, 2007 (the “redemption date”). Prior to the redemption date, notes with a face value of approximately $39 million were converted into approximately 1 million shares of the Company’s common stock. We subsequently redeemed the remaining 352 notes outstanding as of the redemption date at a redemption price of $775 for each note, representing the accrued value of each note at the time of the redemption.

     Net cash flows provided by operating activities were $1,298.0 million in fiscal 2007, as compared to $1,812.5 million in fiscal 2006 as a result of a decrease in the operating activities of discontinued operations of $186.1 million, as well as an increase of $247.2 million in accounts receivable and an increase of $116.2 million in other assets. The increase in accounts receivable was related to our increased revenues and the timing of collections. The increase in other assets was largely due to a $17.4 million increase in our pension plan cash contributions and a $62.3 million increase in other current assets due to the timing of certain payments for prepaid insurance and software maintenance contracts in fiscal 2007, as compared to fiscal 2006.

     Cash flows provided by investing activities in fiscal 2007 totaled $430.8 million, as compared to $452.2 million in fiscal 2006. The fluctuation between periods was due to a decrease in proceeds from the sale of businesses included in discontinued operations, net of cash divested, of $885.2 million, which was due to the receipt of $896.2 million related to the sale of the Claims Services business and $6.2 million related to the sale of Brokerage Services’ financial print business in fiscal 2006, offset by $13.2 million received in fiscal 2007 representing a purchase price adjustment relating to the fiscal 2006 sale of the Claims Services business and $4.0 million received from the sale of Sandy Corporation in fiscal 2007. This net decrease was offset by the receipt of the $690.0 million cash dividend from Broadridge, which was offset by $29.9 million of cash retained by Broadridge, and the proceeds of $38.6 million received on the sale of a minority investment in fiscal 2007. The cash flows provided by investing activities in fiscal 2007 also increased $34.8 million for cash paid for intangible assets relating to software license fees and increased $107.8 million in cash paid for acquisitions as a result of the eleven businesses acquired in fiscal 2007. These increases were offset by a decrease of $86.0 million in cash paid for capital expenditures due to the completion of the consolidation of the data center facilities in fiscal 2006.

     Cash flows used in financing in fiscal 2007 totaled $1,884.4 million, as compared to $1,348.8 million in fiscal 2006. The increase in cash used in financing activities was due to increased repurchases of common stock of $600.5 million and an increase in dividends paid of $67.4 million, resulting from the increase in the amount of dividends per common share in fiscal 2007, as compared to fiscal 2006, offset by the reduction in the number of shares outstanding due to the repurchase of common stock. We purchased 40.2 million shares of our common stock at an average price per share of $47.74 in fiscal

2007, as compared to 29.6 million shares in fiscal 2006. As of June 30, 2007, we had remaining Board of Directors’ authorization to purchase up to 43.8 million additional shares. These increases were offset, in part, by an increase in proceeds received from the stock purchase plan and exercises of stock options of $126.2 million due to higher levels of stock option exercises in fiscal 2007 as compared to fiscal 2006.

     In June 2007, we entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $1.75 billion 364-day facility. We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. There were no borrowings through June 30, 2007 under the credit agreements.

     We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2007 and 2006, there was no commercial paper outstanding. In fiscal 2007 and 2006, the Company’s average borrowings were $1.5 billion and $1.4 billion, respectively, at a weighted average interest rate of 5.3% and 4.1%, respectively. The weighted average maturity of the Company’s commercial paper was less than two days in both fiscal 2007 and fiscal 2006.

     Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2007 and 2006, there were no outstanding obligations under repurchase agreements. In fiscal 2007 and 2006, the Company had average outstanding balances under repurchase agreements of $141.6 million and $165.7 million, respectively, at a weighted average interest rate of 4.4% and 3.5%, respectively.

     Capital expenditures for continuing operations in fiscal 2007 were $169.7 million, as compared to $252.8 million in fiscal 2006 and $160.3 million in fiscal 2005. The capital expenditures in fiscal 2007 related to data center and other facility improvements to support our operations. The decrease in capital expenditures from fiscal 2006 to fiscal 2007 was primarily related to lower capital expenditures relating to the consolidation of the data centers, which was completed in fiscal 2006. We expect capital expenditures in fiscal 2008 to be approximately $200 million.

      The following table provides a summary of our contractual obligations as of June 30, 2007:

(In millions)
	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Total
Debt Obligations (1)	$ 0.2	$16.5	$--	$ 27.0	$43.7
Operating Lease and Software
License Obligations (2)	227.6	299.2	72.3	51.1	650.2
Purchase Obligations (3)	87.7	99.4	44.7	--	231.8
Other long-term liabilities reflected
on our Consolidated Balance Sheets:
Compensation and Benefits (4)	51.1	85.4	54.5	69.6	260.6
Total	$366.6	$500.5	$171.5	$147.7	$1,186.3

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

     In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2007, the obligations relating to these matters, which are expected to be paid in fiscal 2008, total $18,673.0 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $18,489.2 million of cash and marketable securities recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2007 that have been impounded from our clients to satisfy such obligations.

     The Company’s wholly-owned subsidiary, ADP Indemnity, Inc., provides workers’ compensation and employer liability insurance coverage for our PEO worksite employees. We have secured specific per occurrence and aggregate stop loss reinsurance from third-party carriers that cap losses that reach a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO business. In fiscal 2007 and 2006, we received premiums of $51.4 million and $46.5 million, respectively, and paid claims of $27.4 million and $21.9 million, respectively. At June 30, 2007, our cash and marketable securities included balances totaling approximately $131.8 million to cover the actuarially-estimated cost of workers’ compensation claims for the policy years that the PEO worksite employees were covered by ADP Indemnity, Inc.

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

     In order to provide more cost-effective liquidity and maximize our interest income, we utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. In these instances, a portion of this portfolio is considered and reported within the corporate investment balances in order to reflect the pure client funds assets and related obligations. Interest income on the corporate investment portion of the portfolio is reported in other income, net on our Statements of Consolidated Earnings.

     Our corporate investments are invested in cash equivalents and highly liquid, investment grade securities. These assets are available for repurchases of common stock for treasury and/or acquisitions, as well as other corporate operating purposes. All of our short-term and long-term marketable securities are classified as available-for-sale securities.

     Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals, while also seeking to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment grade marketable securities with a maximum maturity of 10 years at time of purchase. A significant portion of the client funds assets are invested in U.S. government agency securities.

     We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating for fixed income securities is BBB and for asset-backed and mortgage-backed securities is AAA. The maximum maturity at time of purchase for a BBB-rated security is 5 years, for a single A-rated securities is 7 years, and for AA-rated and AAA-rated securities is 10 years. Commercial paper must be rated A1/P1 and, for time deposits, banks must have a Financial Strength Rating of C or better.

      Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2007	2006	2005
Average investment balances at cost:
Corporate investments	$3,556.8	$3,487.8	$3,065.8
Funds held for clients	14,682.9	13,566.2	12,263.9
Total	$18,239.7	$17,054.0	$15,329.7

Average interest rates earned exclusive of
realized gains/ (losses) on:
Corporate investments	4.6%	4.0%	3.0%
Funds held for clients	4.5%	4.1%	3.4%
Total	4.5%	4.0%	3.3%

Realized gains on available-for-sale securities	$20.8	$13.3	$10.7
Realized losses on available-for-sale securities	(12.5)	(17.9)	(39.2)
Net realized gains/(losses)	$8.3	$(4.6)	$(28.5)

As of June 30:
Net unrealized pre-tax (losses) gains on
available-for-sale securities	$(184.9)	$(312.9)	$32.9

Total available-for-sale securities at fair value	$13,369.4	$13,612.8	$13,001.5

     In fiscal 2007, approximately 25% of our overall investment portfolio was invested in cash and cash equivalents and, therefore, is impacted by changes in short-term interest rates. The other 75% of our investment portfolio was invested in fixed-income securities, with varying maturities of 10 years or less, which were also subject to interest rate risk including reinvestment risk.

     Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies and is impacted by daily interest rate changes. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the Fed Funds rates) and intermediate-term interest rates of 25 basis points applied to the estimated fiscal 2008 average investment balances and any related borrowings would result in approximately an $11 million impact to earnings before income taxes over a twelve-month period. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated fiscal 2008 average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over a twelve-month period.

     The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. The Company limits credit risk by investing in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At June 30, 2007, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

     The Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. We did not enter into any derivative financial instruments in fiscal 2007, nor were there any derivative financial instruments outstanding at June 30, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. We do not expect EITF 06-11 will have a material impact on our results of operations or cash flows.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. We are currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on our consolidated results of operations, cash flows or financial condition.

     In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors, the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. We have adopted SAB 108 in fiscal 2007. The adoption of SAB 108 resulted in an increase to our opening retained earnings as of July 1, 2006 of approximately $44.3 million, net of tax.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were adopted by the Company at the end of fiscal 2007.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. FIN 48 is effective for the Company as of the beginning of fiscal 2008 (i.e., as of July 1, 2007). While we continue to analyze the effect of adopting the provisions of FIN 48, it is currently expected that a cumulative effect adjustment in the range of $15 million to $30 million will be charged to retained earnings in the first quarter of fiscal 2008 to increase the reserve for uncertain tax positions. This estimate is subject to change as we complete our analysis.

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

     Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services’ payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services’ client-related funds. We enter into agreements for a fixed fee per transaction (e.g., number of payees). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Our service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

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

     Goodwill. We review the carrying value of all our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the carrying value of our reporting units to their fair values. We are required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize a discounted future cash flow approach using various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs, and appropriate discount rates based on the Company’s weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. We had $2,353.6 million of goodwill as of June 30, 2007. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

     We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related statements of consolidated earnings, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 1 and 18 to the consolidated financial statements, in 2007 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective June 30, 2007 and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective July 1, 2006, on those financial statements and financial statement schedule.

     In addition, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective July 1, 2005.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
August 29, 2007

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2007	2006	2005
Revenues, other than interest on funds held
for clients and PEO revenues	$6,267.4	$5,582.1	$5,132.9
Interest on funds held for clients	653.6	549.8	421.4
PEO revenues (A)	879.0	703.7	577.0
Total revenues	7,800.0	6,835.6	6,131.3
Costs of revenues
Operating expenses	3,392.3	2,970.5	2,588.1
Systems development and programming costs	486.1	472.3	426.6
Depreciation and amortization	208.9	160.9	150.6
Total cost of revenues	4,087.3	3,603.7	3,165.3
Selling, general and administrative expenses	2,206.2	1,933.7	1,758.6
Interest expense	94.9	72.8	32.3
Total expenses	6,388.4	5,610.2	4,956.2

Other income, net	(211.9)	(135.8)	(62.7)
Earnings from continuing operations before income taxes	1,623.5	1,361.2	1,237.8
Provision for income taxes	602.3	519.3	457.2
Net earnings from continuing operations	1,021.2	841.9	780.6
Earnings from discontinued operations, net of provision for
income taxes of $110.6, $274.5 and $165.3 for the fiscal years
ended June 30, 2007, 2006 and 2005, respectively	117.5	712.1	274.8
Net earnings	$1,138.7	$1,554.0	$1,055.4

Basic earnings per share from continuing operations	$1.86	$1.46	$1.34
Basic earnings per share from discontinued operations	0.21	1.24	0.47
Basic earnings per share	$2.07	$2.70	$1.81

Diluted earnings per share from continuing operations	$1.83	$1.45	$1.32
Diluted earnings per share from discontinued operations	0.21	1.23	0.47
Diluted earnings per share	$2.04	$2.68	$1.79

Basic weighted average shares outstanding	549.7	574.8	583.2
Diluted weighted average shares outstanding	557.9	580.3	590.0

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $9,082.5, $6,977.0 and $5,499.2, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,746.1	$1,800.1
Short-term marketable securities	70.4	327.5
Accounts receivable, net	1,041.9	752.2
Other current assets	448.1	394.3
Assets of discontinued operations	57.7	2,208.7
Total current assets	3,364.2	5,482.8
Long-term marketable securities	68.1	333.7
Long-term receivables, net	226.5	215.4
Property, plant and equipment, net	723.8	700.0
Other assets	735.5	771.9
Goodwill	2,353.6	1,976.2
Intangible assets, net	688.0	526.2
Total assets before funds held for clients	8,159.7	10,006.2
Funds held for clients	18,489.2	17,483.9
Total assets	$26,648.9	$27,490.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$125.9	$125.2
Accrued expenses and other current liabilities	703.4	662.8
Accrued payroll and payroll related expenses	402.6	346.3
Dividends payable	122.0	102.6
Short-term deferred revenues	299.1	244.4
Income taxes payable	118.7	196.4
Liabilities of discontinued operations	19.1	996.5
Total current liabilities	1,790.8	2,674.2
Long-term debt	43.5	74.3
Other liabilities	390.5	360.8
Deferred income taxes	127.7	100.4
Long-term deferred revenues	475.5	481.4
Total liabilities before client funds obligations	2,828.0	3,691.1
Client funds obligations	18,673.0	17,787.4
Total liabilities	21,501.0	21,478.5

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	--	--
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued, 638.7 shares at
June 30, 2007 and 2006; outstanding, 535.8 and 561.4 shares at June 30, 2007
and 2006, respectively	63.9	63.9
Capital in excess of par value	351.8	157.4
Retained earnings	9,378.5	9,111.4
Treasury stock - at cost: 102.9 and 77.3 shares, respectively	(4,612.9)	(3,194.8)
Accumulated other comprehensive loss	(33.4)	(126.3)
Total stockholders’ equity	5,147.9	6,011.6
Total liabilities and stockholders’ equity	$26,648.9	$27,490.1

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In millions, except per share amounts)

								Accumulated
			Capital in					Other
	Common Stock		Excess of	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income	Income (Loss)
Balance at June 30, 2004	638.7	$63.9	$96.6	$(17.0)	$7,326.9	$(2,033.2)		$(19.5)
Net earnings	--	--	--	--	1,055.4	--	$1,055.4	--
Foreign currency translation adjustments							52.5	52.5
Unrealized net loss on securities, net of tax							(16.8)	(16.8)
Minimum pension liability adjustment, net of tax							(2.1)	(2.1)
Comprehensive income							$1,089.0

Stock plans and related tax benefits	--	--	(94.5)	3.7	(63.6)	373.6		--
Treasury stock acquired (14.1 shares)	--	--	--	--	--	(591.4)		--
Acquisitions	--	--	--	--	--	0.6		--
Debt conversion (0.1 shares)	--	--	(2.1)	--	--	3.6		--
Dividends ($0.6050 per share)	--	--	--	--	(352.7)	--		--

Balance at June 30, 2005	638.7	63.9	--	(13.3)	7,966.0	(2,246.8)		14.1
Net earnings	--	--	--	--	1,554.0	--	$1,554.0	--
Foreign currency translation adjustments							80.2	80.2
Unrealized net loss on securities, net of tax							(221.0)	(221.0)
Minimum pension liability adjustment, net of tax							0.4	0.4
Comprehensive income							$1,413.6

Elimination of deferred compensation upon adoption of
Statement of Financial Accounting Standard No. 123R	--	--	(13.3)	13.3	--	--		--
Stock-based compensation expense	--	--	174.9	--	--	--		--
Stock plans and related tax benefits	--	--	(3.7)	--	--	375.6		--
Treasury stock acquired (29.6 shares)	--	--	--	--	--	(1,326.9)		--
Debt conversion (0.1 shares)	--	--	(0.5)	--	--	3.3		--
Dividends ($0.7100 per share)	--	--	--	--	(408.6)	--		--

Balance at June 30, 2006	638.7	63.9	157.4	--	9,111.4	(3,194.8)		(126.3)
Adoption of Statement of Financial Accounting
Standards No. 158, net of tax								(63.1)
Net earnings	--	--	--	--	1,138.7	--	$1,138.7	--
Foreign currency translation adjustments							76.4	76.4
Unrealized net gain on securities, net of tax							81.9	81.9
Minimum pension liability adjustment, net of tax							(2.3)	(2.3)
Comprehensive income							$1,294.7

Stock-based compensation expense	--	--	148.7	--	--	--		--
Stock plans and related tax benefits	--	--	55.4	--	--	464.4		--
Treasury stock acquired (40.2 shares)	--	--	--	--	--	(1,920.3)		--
Adoption of Staff Accounting Bulletin No. 108, net of tax	--	--	(3.2)	--	44.3	--		--
Brokerage Services Group spin-off	--	--	--	--	(1,125.2)	--		--
Brokerage Services Group dividend	--	--	--	--	690.0	--		--
Debt conversion (1.1 shares)	--	--	(6.5)	--	--	37.8		--
Dividends ($0.8750 per share)	--	--	--	--	(480.7)	--		--

Balance at June 30, 2007	638.7	$63.9	$351.8	$--	$9,378.5	$(4,612.9)		$(33.4)

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2007	2006	2005
Cash Flows From Operating Activities
Net earnings	$1,138.7	$1,554.0	$1,055.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	(38.6)	--	--
Depreciation and amortization	288.8	246.0	225.6
Deferred income taxes	15.1	(5.0)	10.3
Stock-based compensation expense	130.5	142.7	11.8
Pension expense	40.3	31.4	23.0
Net realized (gain) loss from the sales of marketable securities	(8.3)	4.6	28.5
Amortization of premiums and discounts on available-for-sale securities	40.5	75.4	120.0
Gain on sale of businesses, net of tax	(20.9)	(452.8)	--
Impairment of assets of discontinued operations businesses	--	18.6	--
Other	40.8	30.6	(24.1)
Changes in operating assets and liabilities, net of effects from acquistions and divestitures of businesses:
(Increase) decrease in accounts receivable	(255.6)	(8.4)	10.5
(Increase) decrease in other assets	(88.0)	28.2	(134.9)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(45.0)	(98.6)	215.7
Operating activities of discontinued operations	59.7	245.8	(108.3)
Net cash flows provided by operating activities	1,298.0	1,812.5	1,433.5
Cash Flows From Investing Activities
Purchases of marketable securities	(4,449.1)	(5,846.5)	(7,599.4)
Proceeds from the sales and maturities of marketable securities	4,840.0	4,955.0	6,629.1
Net (purchases of) proceeds from client funds securities	(598.0)	1,364.1	(3,765.6)
Net increase (decrease) in client funds obligations	707.7	(174.3)	5,018.9
Capital expenditures	(172.8)	(258.8)	(153.5)
Additions to intangibles	(150.0)	(115.2)	(90.6)
Acquisitions of businesses, net of cash acquired	(446.9)	(339.1)	(434.4)
Proceeds from the sale of investment	38.6	--	--
Dividend received from Broadridge Financial Solutions, Inc., net of $29.9 million
in cash retained by Broadridge Financial Solutions, Inc.	660.1	--	--
Other	14.5	12.3	4.7
Proceeds from the sale of businesses included in discontinued operations,
net of cash divested	17.2	902.4	17.2
Investing activities of discontinued operations	(30.5)	(47.7)	(64.3)
Net cash flows provided by (used in) investing activities	430.8	452.2	(437.9)
Cash Flows From Financing Activities
Proceeds from issuance of notes	0.6	0.5	0.4
Payments of debt	(1.8)	(0.7)	(1.1)
Repurchases of common stock	(1,900.4)	(1,299.9)	(584.4)
Proceeds from stock purchase plan and exercises of stock options	344.2	218.0	146.3
Excess tax benefit related to exercises of stock options	0.2	7.9	--
Dividends paid	(461.3)	(393.9)	(344.9)
Financing activities of discontinued operations	134.1	119.3	37.2
Net cash flows used in financing activities	(1,884.4)	(1,348.8)	(746.5)
Effect of exchange rate changes on cash and cash equivalents	15.7	9.4	13.3
Net change in cash and cash equivalents	(139.9)	925.3	262.4
Cash and cash equivalents, beginning of year	1,900.7	975.4	713.0
Cash and cash equivalents, end of year	1,760.8	1,900.7	975.4
Less cash and cash equivalents of discontinued operations, end of year	14.7	100.6	198.1
Cash and cash equivalents of continuing operations, end of year	$1,746.1	$1,800.1	$777.3

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

B. Description of Business. The Company is a provider of technology-based outsourcing solutions to employers, and vehicle retailers and manufacturers. The Company classifies its operations into the following reportable segments: Employer Services, PEO Services, Dealer Services and Other. “Other” consists primarily of miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense related to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), effective July 1, 2005.

As further discussed in Note 5, on June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116 million in cash. Additionally, on March 30, 2007 the Company completed the tax free spin-off of its former Brokerage Services Group business, comprised of the former Brokerage Services and Securities Clearing and Outsourcing Services segments, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). Lastly, on January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training. The Company has classified the results of operations of these businesses as discontinued operations for all periods presented.

C. Revenue Recognition. A majority of the Company’s revenues are attributable to fees for providing services (e.g., Employer Services’ payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other client-related funds. The Company typically enters into agreements for a fixed fee per transaction (e.g., number of payees). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured.

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

Professional Employer Organization (“PEO”) revenues are reported in PEO revenues on the Statements of Consolidated Earnings and are reported net of direct pass-through costs, which are costs billed and incurred for PEO worksite employees, primarily consisting of payroll wages and payroll taxes. Benefits and workers’ compensation fees for PEO worksite employees are included in PEO revenues and the associated costs are included in operating expenses.

D. Cash and Cash Equivalents. Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents.

E. Corporate Investments and Funds Held for Clients. All of the Company’s marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss), on the Consolidated Balance Sheets, until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and are included in other income, net.

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

F. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to automotive, heavy truck and powersports dealers. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return on the net investment over the term of each contract.

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

I. Impairment of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

J. Foreign Currency Translation. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect at the end of each period, and revenues and expenses are translated at average exchange rates in the periods. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented. Gains or losses from balance sheet translation are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

K. Derivative Financial Instruments. Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the Consolidated Balance Sheets with changes in the fair value of the derivatives recognized in either net earnings from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

The Company did not enter into any derivative financial instruments in fiscal 2007, nor were there any derivative financial instruments outstanding at June 30, 2007.

L. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

			Effect of	Effect of	Effect of
		Effect of	Employee	Employee	Employee
		Zero Coupon	Stock	Stock	Restricted
		Subordinated	Option	Purchase	Stock
Years ended June 30,	Basic	Notes	Shares	Plan Shares	Shares	Diluted
2007
Net earnings from continuing operations	$1,021.2	$1.1	$--	$--	$--	$1,022.3
Weighted average shares (in millions)	549.7	0.8	4.8	1.0	1.6	557.9
EPS from continuing operations	$1.86					$1.83

2006
Net earnings from continuing operations	$841.9	$1.0	$--	$--	$--	$842.9
Weighted average shares (in millions)	574.8	1.1	3.6	0.6	0.2	580.3
EPS from continuing operations	$1.46					$1.45

2005
Net earnings from continuing operations	$780.6	$1.0	$--	$--	$--	$781.6
Weighted average shares (in millions)	583.2	1.2	4.2	1.4	--	590.0
EPS from continuing operations	$1.34					$1.32

Options to purchase 16.9 million, 26.6 million, and 34.6 million shares of common stock for fiscal 2007, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective fiscal year.

M. Stock-Based Compensation. As further discussed in Note 14, the Company adopted SFAS No. 123R, effective July 1, 2005, using the modified prospective method. Accordingly, prior period amounts have not been restated. The adoption of this standard requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, no stock-based compensation expense was recognized related to the Company’s stock option program and employee stock purchase plan, as all options granted under the stock option program had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed fifteen percent.

N. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes costs in accordance with the provisions of Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

O. Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes certain costs of computer software to be sold, leased or otherwise marketed in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company’s policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized over a three-year period on a straight-line basis. Maintenance-related costs are expensed as incurred.

P. Income Taxes. The provisions for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized.

Q. Recently Issued Accounting Pronouncements. In March 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on our consolidated results of operations, cash flows or financial condition.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB 108 in fiscal 2007. The adoption of SAB 108 resulted in an increase to opening retained earnings as of July 1, 2006 of approximately $44.3 million, net of tax (see Note 18).

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement would require a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the Company as of the end of fiscal 2007 and the Company adopted the statement at that time (see Note 14).

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional annual disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. FIN 48 is effective for the Company as of the beginning of fiscal 2008 (i.e., as of July 1, 2007). While the Company continues to analyze the effect of adopting the provisions of FIN 48, it is currently expected that a cumulative effect adjustment in the range of $15 million to $30 million will be charged to retained earnings in the first quarter of fiscal 2008 to increase its reserve for uncertain tax positions. This estimate is subject to change as the Company completes its analysis.

NOTE 2. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2007	2006	2005
Interest income on corporate funds	$(165.0)	$(140.4)	$(91.2)
Gain on sale of investment	(38.6)	--	--
Realized gains on available-for-sale securities	(20.8)	(13.3)	(10.7)
Realized losses on available-for-sale securities	12.5	17.9	39.2
Other income, net	$(211.9)	$(135.8)	$(62.7)

In fiscal 2007, the Company sold a minority investment that was previously accounted for using the cost basis and had a net book value of $0. The Company’s sale of this investment resulted in a gain of $38.6 million.

NOTE 3. COST OF REVENUES

The Company has revised the format of the Statements of Consolidated Earnings to include a separate line item for cost of revenues. The Company’s costs and expenses applicable to revenues (“cost of revenues”) represent the total of operating expenses and systems development and programming costs as previously presented on the Statements of Consolidated Earnings, as well as the portion of depreciation and amortization that relates to our services and products.

The Company previously reported that depreciation and amortization from continuing operations totaled $246.0 million and $225.6 million for fiscal 2006 and 2005, respectively. The portion of depreciation and amortization that relates to our services and products was $160.9 million and $150.6 million for fiscal 2006 and 2005, respectively, and is included in cost of revenues. The portion of depreciation and amortization that does not relate to our services and products of $85.1 million and $75.0 million for fiscal 2006 and 2005, respectively, was reclassified to selling, general and administrative expenses on the Statements of Consolidated Earnings.

NOTE 4. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Statements of Consolidated Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses.

The Company acquired eleven businesses in fiscal 2007 for approximately $434.4 million, net of cash acquired. These acquisitions resulted in approximately $327.2 million of goodwill. Intangible assets acquired, which totaled approximately $157.9 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 9 years. In addition, the Company made $12.5 million of contingent payments relating to previously consummated acquisitions. As of June 30, 2007, the Company had contingent consideration remaining for all transactions of approximately $106.6 million, of which approximately $49.7 million was recorded as a liability at June 30, 2007. The liability was recorded because it is reasonably probable that the contingency was expected to be achieved. The contingent consideration is payable over the next four years and is subject to the acquired entity’s achievement of specified revenue, earnings and/or development targets.

The Company acquired five businesses in fiscal 2006 for approximately $353.8 million, net of cash acquired. These acquisitions resulted in approximately $362.5 million of goodwill. Intangible assets acquired, which totaled approximately $74.7 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 10 years. In addition, the Company made $0.7 million of contingent payments relating to previously consummated acquisitions.

The Company acquired five businesses in fiscal 2005 for approximately $422.6 million, net of cash acquired. These acquisitions resulted in approximately $162.1 million of goodwill. Intangible assets acquired, which totaled approximately $30.0 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 8 years. In addition, the Company made $12.3 million of contingent payments (including $0.5 million in common stock) relating to previously consummated acquisitions.

The acquisitions discussed above for fiscal 2007, 2006 and 2005 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

NOTE 5. DIVESTITURES

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of operations of this business as discontinued operations as of June 30, 2007.

On March 30, 2007, the Company completed the tax free spin-off of its former Brokerage Services Group business, comprised of the former Brokerage Services and Securities Clearing and Outsourcing Services segments, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock, for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock. ADP distributed approximately 138.8 million shares of Broadridge common stock in the distribution. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders. The Company has classified the results of operations of the spun-off business as discontinued operations for all periods presented. Additionally, the Company recorded a decrease to retained earnings of $1,125.2 million for the non-cash reduction in net assets of the Brokerage Services Group business related to the spin-off, offset by an increase to retained earnings of $690.0 million related to the cash dividend received from Broadridge as part of the spin-off. The spin-off and the transitional and on-going relationships between ADP and Broadridge are governed by a Separation and Distribution Agreement entered into between ADP and Broadridge, and other ancillary agreements.

The Company’s ongoing relationship with Broadridge includes providing data center services pursuant to an outsourcing agreement signed at the time of the spin-off. The agreement states that the Company will continue to provide data center outsourcing services, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as it had been pre-spin. The outsourcing agreement went into effect upon consummation of the spin-off on March 30, 2007 and expires on June 30, 2012. As a result of the outsourcing agreement, the Company recognized income of $27.5 million in fiscal 2007, which is offset by expenses associated with providing such services of $27.5 million. The fee structure in the agreement provides for revenues to exceed the Company’s expenses for the remainder of the term. The income and expenses associated with the outsourcing agreement are reported in other income, net in the Statements of Consolidated Earnings. The related receivable in the Consolidated Balance Sheet from Broadridge for the services under this agreement was $9.6 million on June 30, 2007.

Incremental costs associated with the spin-off in fiscal 2007 of $37.8 million are included in earnings from discontinued operations on the Statements of Consolidated Earnings and are principally related to professional services.

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

On April 13, 2006, the Company completed the sale of its Claims Services business to Solera, Inc. for $975.0 million in cash and reported a gain of $560.9 million, or $452.8 million after tax, in fiscal 2006. In fiscal 2007, the Company received an additional payment of $13.2 million, or $12.6 million after tax, from Solera, Inc., which represented the final purchase price adjustment for the sale of the Claims Services business. The Company reported the gain and the final purchase price adjustment within earnings from discontinued operations on the Statements of Consolidated Earnings. The Claims Services business was a separate operating segment of the Company and was reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of operations of this business as discontinued operations for all periods presented.

On January 20, 2006, the Company completed the sale of its Brokerage Services’ financial print business for $7.5 million in cash. The Company classified the results of operations of this business as discontinued operations in fiscal 2006. In connection with the plan to dispose of the financial print business, the Company recorded an impairment charge of $18.6 million in order to reflect the assets of this business at fair value in fiscal 2006 in accordance with SFAS No. 144. This impairment charge is included in the earnings from discontinued operations on the Statements of Consolidated Earnings.

Operating results for all discontinued operations were as follows:

Years ended June 30,	2007	2006	2005
Revenues	$1,518.7	$2,427.6	$2,367.8
Earnings from discontinued operations before income taxes	201.4	425.7	440.1
Provision for income taxes	104.8	166.4	165.3
Net earnings from discontinued operations before gain on disposal of
discontinued operations	96.6	259.3	274.8
Gain on disposal of discontinued operations, net of provision for income taxes of $5.8, $108.1 and $0 for fiscal 2007, 2006 and
2005, respectively	20.9	452.8	--
Net earnings from discontinued operations	$117.5	$712.1	$274.8

The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2007 and 2006:

June 30,	2007	2006
Assets:
Cash	$14.7	$100.6
Short-term marketable securities	--	40.3
Accounts receivable, net	12.7	450.2
Securities clearing receivables	--	836.8
Property, plant and equipment, net	5.3	82.5
Goodwill	10.1	490.0
Intangible assets, net	9.6	91.8
Other assets	5.3	116.5
Total	$57.7	$2,208.7

Liabilities:
Accounts payable	$ --	$82.1
Accrued expenses	15.9	227.9
Securities clearing payables	--	613.6
Income taxes payable	1.4	23.9
Deferred revenue	--	45.6
Other liabilities	1.8	3.4
Total	$19.1	$996.5

In addition to the above discontinued operations, the Company divested two additional businesses in fiscal 2005 for $17.2 million. The divestitures of these businesses were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows in fiscal 2005.

NOTE 6. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2007 and 2006 are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$7,004.4	$--	$--	$ 7,004.4
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government
agencies	6,010.9	1.7	(90.0)	5,922.6
Corporate bonds	3,388.6	2.0	(38.2)	3,352.4
Asset-backed securities	1,906.5	0.6	(21.1)	1,886.0
Canadian government obligations and Canadian government
agency obligations	1,042.5	0.2	(22.3)	1,020.4
Other debt securities	1,205.8	0.7	(18.5)	1,188.0
Total available-for-sale securities	13,554.3	5.2	(190.1)	13,369.4
Total corporate investments and funds held for clients	$20,558.7	$5.2	$(190.1)	$ 20,373.8

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$6,332.4	$--	$--	$ 6,332.4
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government
agencies	6,441.5	0.1	(165.0)	6,276.6
Corporate bonds	3,564.7	0.2	(75.9)	3,489.0
Asset-backed securities	2,214.1	0.3	(40.8)	2,173.6
Canadian government obligations and Canadian government
agency obligations	838.1	0.1	(11.5)	826.7
Other debt securities	867.3	0.1	(20.5)	846.9
Total available-for-sale securities	13,925.7	0.8	(313.7)	13,612.8
Total corporate investments and funds held for clients	$20,258.1	$0.8	$(313.7)	$ 19,945.2

Classification of investments on the Consolidated Balance Sheets is as follows:

June 30,	2007	2006
Corporate investments:
Cash and cash equivalents	$1,746.1	$1,800.1
Short-term marketable securities	70.4	327.5
Long-term marketable securities	68.1	333.7
Total corporate investments	1,884.6	2,461.3
Funds held for clients	18,489.2	17,483.9
Total corporate investments and funds held for clients	$20,373.8	$19,945.2

At June 30, 2007, approximately 95% of our available-for-sale securities held a AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service.

Available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2007 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross	Total fair
	less than	value less than	greater than	value greater	unrealized	market
	12 months	12 months	12 months	than 12 months	losses	value
U.S. Treasury and direct obligations of
U.S. government agencies	$(20.5)	$1,332.3	$(69.4)	$4,258.5	$(90.0)	$5,590.8
Asset backed securities	(6.6)	698.3	(14.6)	890.1	(21.1)	1,588.4
Corporate bonds	(13.8)	1,382.5	(24.4)	1,492.5	(38.2)	2,875.0
Canadian government obligations and
Canadian government agency
obligations	(22.3)	961.4	--	--	(22.3)	961.4
Other debt securities	(11.0)	725.7	(7.5)	274.8	(18.5)	1,000.5
	$(74.2)	$5,100.2	$(115.9)	$6,915.9	$(190.1)	$12,016.1

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

Expected maturities of available-for-sale securities at June 30, 2007 are as follows:

Maturity Dates:
Due in one year or less	$2,474.3
Due after one year up to two years	2,613.3
Due after two years up to three years	2,643.0
Due after three years up to four years	2,541.0
Due after four years up to ten years	3,097.8
Total available-for-sale securities	$13,369.4

NOTE 7. RECEIVABLES

Accounts receivable is net of an allowance for doubtful accounts of $30.8 million and $39.2 million at June 30, 2007 and 2006, respectively.

The Company’s receivables include notes receivable for the financing of the sale of computer systems, most of which are due from automotive, heavy truck and powersports dealers. These notes receivable are reflected on the Consolidated Balance Sheets as follows:

June 30,	2007		2006
	Current	Long-term	Current	Long-term
Receivables	$173.6	$249.7	$172.1	$239.6
Less:
Allowance for doubtful accounts	(4.8)	(8.3)	(4.8)	(7.7)
Unearned income	(16.9)	(14.9)	(18.2)	(16.5)
	$151.9	$226.5	$149.1	$215.4

Long-term receivables at June 30, 2007 mature as follows:

2009	$129.6
2010	73.2
2011	35.7
2012	10.7
2013	0.5
$249.7

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2007 and 2006 are as follows:

June 30,	2007	2006
Property, plant and equipment:
Land and buildings	$684.5	$640.9
Data processing equipment	684.0	642.1
Furniture, leaseholds and other	375.8	351.6
	1,744.3	1,634.6

Less: accumulated depreciation	(1,020.5)	(934.6)
Property, plant and equipment, net	$723.8	$700.0

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2007 and 2006 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total
Balance as of June 30, 2005	$1,319.9	$4.8	$354.6	$1,679.3
Additions	2.0	--	360.6	362.6
Adjustments to previously recognized
purchase price	(93.8)	--	(5.3)	(99.1)
Currency translation adjustments	13.3	--	20.1	33.4
Balance as of June 30, 2006	$1,241.4	$4.8	$730.0	$1,976.2
Additions and other adjustments, net	313.0	--	21.7	334.7
Currency translation adjustments	22.2	--	20.5	42.7
Balance as of June 30, 2007	$1,576.6	$4.8	$772.2	$2,353.6

In fiscal 2006, the Company completed a review of income tax amounts, which were recorded as part of certain international acquisitions completed in prior years. As a result of this review, the Company recorded an adjustment to reduce previously recognized goodwill of $99.1 million and previously recognized income tax amounts of the same amount, which were recorded within income taxes payable and deferred tax liabilities on the Consolidated Balance Sheets. The effect of these adjustments corrects the goodwill and related income taxes payable and deferred income tax liability balances as they relate to these respective acquisitions. The Company has not restated the prior period financial statements since the amounts are not material to the statements of financial position and this adjustment had no impact to the results of operations or cash flows in any prior year period.

In fiscal 2007, 2006 and 2005, the Company performed the required impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

June 30,	2007	2006
Intangibles:
Software and software licenses	$947.0	$775.6
Customer contracts and lists	712.0	560.0
Other intangibles	245.6	243.2
	1,904.6	1,578.8

Less accumulated amortization:
Software and software licenses	(694.5)	(586.6)
Customer contracts and lists	(349.6)	(301.8)
Other intangibles	(172.5)	(164.2)
	(1,216.6)	(1,052.6)

Intangible assets, net	$688.0	$526.2

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 11 years for customer contracts and lists, and 11 years for other intangibles). Amortization of intangible assets totaled $145.5 million, $116.4 million and $110.1 million for fiscal 2007, 2006 and 2005, respectively. Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

2008	$149.6
2009	$125.6
2010	$94.2
2011	$69.2
2012	$64.2

NOTE 10. SHORT-TERM FINANCING

In June 2007, the Company entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $1.75 billion 364-day facility. The Company also has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2007 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.

These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2007 and 2006, there was no commercial paper outstanding. In fiscal 2007 and 2006, the Company’s average borrowings were $1.5 billion and $1.4 billion, respectively, at a weighted average interest rate of 5.3% and 4.1%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2007 and 2006 was less than two days for both fiscal years.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2007 and 2006, there were no outstanding obligations under repurchase agreements. In fiscal 2007 and 2006, the Company had average outstanding balances under repurchase agreements of $141.6 million and $165.7 million, respectively, at a weighted average interest rate of 4.4% and 3.5%, respectively.

NOTE 11. DEBT

Components of long-term debt are as follows:

June 30,	2007	2006
Zero coupon convertible subordinated notes (5.25% yield)	$--	$30.5
Industrial revenue bonds (with variable interest rates from
3.75% to 4.24%)	36.6	36.6
Other	7.1	7.4
	43.7	74.5
Less: current portion	(0.2)	(0.2)
	$43.5	$74.3

In fiscal 2007, the Company notified holders of its zero coupon convertible subordinated notes that the Company would redeem all the notes that were outstanding as of the end of the business day on March 19, 2007 (the “redemption date”). Prior to the redemption date, notes with a face value of approximately $39 million were converted into approximately one million shares of the Company’s common stock. The Company subsequently redeemed the remaining 352 notes outstanding as of the redemption date at a redemption price of $775 for each note, representing the accrued value of each note at the time of the redemption.

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Long-term debt repayments at June 30, 2007 are due as follows:

2009	$16.5
2010	--
2011	--
2012	--
2013	23.1
Thereafter	3.9
$43.5

Cash payments relating to interest on long-term debt and the short-term financing arrangements described in Note 10 were approximately $93.5 million, $67.4 million, and $25.7 million in fiscal 2007, 2006 and 2005, respectively.

NOTE 12. FOREIGN CURRENCY RISK MANAGEMENT PROGRAMS

In fiscal 2006, the Company had an outstanding foreign exchange forward contract to hedge against foreign exchange fluctuations on a Canadian dollar-denominated short-term intercompany loan. This forward contract did not qualify for foreign currency fair value hedge accounting treatment in accordance with SFAS No. 133 and, therefore, was recorded at fair value with any gains or losses recognized in current period earnings. In fiscal 2006, the Company recorded foreign exchange net losses of $4.0 million on the re-measurement of this foreign exchange forward contract, which offset the foreign exchange net gains of $4.4 million recorded on the re-measurement of the Company’s Canadian dollar-denominated short-term intercompany loan. Both the Company’s foreign exchange forward contract and Canadian dollar-denominated short-term intercompany loan matured in April 2006. The cash flows from the Company’s derivative contract are reflected as operating activities in the Consolidated Statements of Cash Flows. The Company does not hold any derivative instruments for trading purposes.

The Company did not enter into any derivative financial instruments in fiscal 2007, nor were there any derivative financial instruments outstanding at June 30, 2007.

NOTE 13. FUNDS HELD FOR CLIENTS AND CLIENT FUNDS OBLIGATIONS

As part of its integrated payroll and payroll tax filing services, the Company impounds funds for federal, state and local employment taxes from approximately 434,000 clients; handles regulatory payroll tax filings, correspondence, amendments, and penalty and interest disputes; remits the funds to the appropriate tax agencies; and handles other employer-related services. In addition to fees paid by clients for these services, the Company receives interest in the interval between the receipt and disbursement of these funds by investing the funds primarily in fixed-income instruments. The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services varies significantly in the fiscal year, and averaged approximately $14,682.9 million, $13,566.2 million and $12,263.9 million in fiscal 2007, 2006 and 2005, respectively.

NOTE 14. EMPLOYEE BENEFIT PLANS

A. Stock Plans. Effective July 1, 2005, the Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires stock-based compensation expense to be recognized in net earnings, based on the fair value of the award on the date of grant. Stock-based compensation consists of the following:

  Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued under a grade vesting schedule, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. In fiscal 2007, the Company reduced the number of stock options issued to employees and replaced these awards with the issuance of performance-based restricted stock.

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

  Restricted Stock.

    Time-Based Restricted Stock. The Company has a restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period in which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

    Performance-Based Restricted Stock. In fiscal 2007, the Company restructured its stock-based compensation programs for non-executives on a prospective basis, and began awarding two-year performance-based restricted stock in place of stock options at a ratio of approximately one share of performance-based restricted stock for every four stock options. In addition, in fiscal 2007, the existing time-based restricted stock program for key employees referred to above was largely eliminated and replaced by two-year performance-based restricted stock on a prospective basis. The performance-based restricted stock program contains a two-year performance period and a subsequent six-month service period. Under this program, the Company communicates “target awards” to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the “target awards” during the performance period. After the two-year performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program. The performance target is based on EPS growth over the performance period with possible payouts ranging from 0% to 125% of the “target award.” SFAS No. 123R requires the measurement of stock-based compensation expense based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting term of approximately 30 months based upon the probable performance target that will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $130.5 million, $142.7 million and $11.8 million was recognized in earnings from continuing operations in fiscal 2007, 2006 and 2005, respectively, as well as tax benefits on such stock compensation expense of $38.9 million, $41.7 million and $4.6 million, respectively.

Years ended June 30,	2007	2006	2005
Operating expenses	$23.3	$23.7	$--
Selling, general and administrative expenses	84.7	95.7	11.8
System development and programming costs	22.5	23.3	--
Total pretax stock-based compensation expense included
in continuing operations	$130.5	$142.7	$11.8
Total pretax stock-based compensation expense included
in discontinued operations	18.2	32.2	2.8
Total pretax stock-based compensation expense	$148.7	$174.9	$14.6

The total stock-based compensation expense included in earnings from continuing operations before income taxes includes expenses related to restricted stock awards of $41.0 million, $17.3 million, and $11.8 million in fiscal 2007, 2006 and 2005, respectively. As of June 30, 2007, the total remaining unrecognized compensation cost from continuing operations related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $71.3 million, $19.9 million and $64.6 million, respectively, which will be amortized over the weighted average periods of 1.2 years, 0.8 years and 1.1 years, respectively.

As a result of the spin-off of Broadridge, the number of vested and unvested ADP stock options, as well as the strike price on these options, and the number of shares elected under the outstanding employee stock purchase plan, as well as the purchase price for these offerings, was adjusted to preserve the intrinsic value of the awards immediately prior to the spin-off using an adjustment ratio based on the ADP closing market stock price prior to the spin-off and the ADP opening market stock price subsequent to the spin-off. Additionally, the “target awards” outstanding under the two-year performance-based restricted stock program were adjusted using the same adjustment ratio. As the adjustments were considered modifications of awards in accordance with SFAS No. 123R, the Company compared the fair value of the awards immediately prior to the spin-off to the fair value immediately after the spin-off to measure the incremental stock-based compensation cost. The adjustments did not result in an increase in the fair value of the awards and, accordingly, the Company did not record incremental stock-based compensation expense. ADP stock options and restricted stock target awards held by Broadridge employees were cancelled or forfeited as of the date of the spin-off. The stock-based compensation expense associated with the original grant of ADP stock to continuing ADP employees will continue to be recognized within earnings from continuing operations on the Company’s Statements of Consolidated Earnings. The stock-based compensation expense related to Broadridge employees for services received through March 30, 2007 are reflected in earnings from discontinued operations on the Statements of Consolidated Earnings.

In fiscal 2007, the following activity occurred under our existing plans:

Stock Options:

	Number of Options			Weighted Average Price
	(in thousands)			(in dollars)
Years ended June 30,	2007 (a)	2006	2005	2007 (a)	2006	2005
Options outstanding,
beginning of year	73,189	70,395	70,159	$49	$42	$42
Options granted	3,449	9,189	8,698	$43	$44	$43
Options exercised	(11,740)	(7,677)	(4,012)	$34	$33	$28
Options canceled (b)	(11,112)	(5,170)	(4,450)	$41	$46	$45
Options outstanding, end of year	53,786	66,737	70,395	$40	$43	$42
Options exercisable, end of year	35,529	38,044	36,992	$40	$43	$42
Shares available for future grants,
end of year	23,208	14,164	18,183
Shares reserved for issuance under
stock option plans	76,994	80,901	88,578

(a) For fiscal 2007, the number of options and weighted average price were adjusted to reflect the impact of the spin-off of Broadridge.

(b) Includes 7.8 million options held by Brokerage Services Group business employees that were canceled or forfeited as of the date of the spin-off.

Performance-Based Restricted Stock:

	Number of Shares (a)
	(in thousands)
Years ended June 30,	2007	2006
Shares outstanding,
beginning of year	238.4	--
Shares granted	2,021.3	249.8
Shares vested	(79.0)	(4.9)
Shares forfeited (b)	(469.5)	(6.5)
Shares outstanding, end of year	1,711.2	238.4

(a) The number of shares was adjusted to reflect the impact of the spin-off of Broadridge.

(b) Includes 431,200 shares held by Brokerage Services Group business employees that were forfeited as of the date of the spin-off.

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2007 was $275.2 million and $181.8 million, respectively, and the aggregate intrinsic value for stock options exercised in fiscal 2007 was $127.8 million. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in income taxes payable). SFAS No. 123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the stock options exercised) from the date of adoption of SFAS No. 123R to be classified as financing cash flows. Therefore, excess tax benefits for fiscal 2007 and 2006 have been classified as financing cash flows.

Summarized information about stock options outstanding as of June 30, 2007 is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	of Options	Life	Price	of Options	Price
Range	(in thousands)	(in years)	(in dollars)	(in thousands)	(in dollars)
Under $15	11	1.5	$ 8	11	$ 8
$15 to $25	788	0.4	$25	787	$25
$25 to $35	7,231	4.1	$32	6,172	$32
$35 to $45	36,718	6.5	$40	19,562	$40
$45 to $55	9,038	3.7	$50	8,997	$50

In fiscal 2007, the Company issued 2.3 million shares in connection with the employee stock purchase plan offering that vested on December 31, 2006. The Company expects to issue approximately 2.1 million and 2.5 million shares for the employee stock purchase plan offerings that vest on December 31, 2007 and 2008, respectively. In addition, in fiscal 2007, the Company issued 423,849 shares of restricted stock.

The following table illustrates the effect on net earnings from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the period prior to the adoption of SFAS No. 123R.

Year ended June 30,	2005
Net earnings from continuing operations, as reported	$780.6
Add: Stock-based employee compensation expense
included in reported net earnings from continuing
operations, net of related tax effects	7.2
Deduct: Total stock-based employee compensation
expense determined using the fair value-based
method for all awards, net of related tax effects	(110.7)
Pro forma net earnings from continuing operations	$677.1

Earnings per share from continuing operations:
Basic – as reported	$1.34
Basic – pro forma	$1.16

Diluted – as reported	$1.32
Diluted – pro forma	$1.15

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

Years ended June 30,	2007	2006	2005
Risk-free interest rate	4.6% - 5.0%	4.0% - 4.6%	2.1% - 4.2%
Dividend yield	1.6% - 1.7%	1.4% - 1.7%	1.2% - 1.4%
Weighted average volatility factor	18.4% - 24.7%	17.1% - 24.7%	26.2% - 29.2%
Weighted average expected life (in years):
Stock options	4.9 - 5.6	5.5 - 5.6	5.5 - 6.5
Stock purchase plan	2.0	2.0	2.0
Weighted average fair value (in dollars):
Stock options (a)	$10.77	$9.92	$10.37
Stock purchase plan (a)	$11.24	$8.89	$11.54

(a)    The weighted average fair values were adjusted to reflect the impact of the spin-off of Broadridge.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the Company as of the end of fiscal 2007 and the Company adopted the statement at that time. The adoption of SFAS No. 158 resulted in a $63.1 million reduction in stockholders’ equity, net of income taxes.

The Company’s pension plans funded status as of June 30, 2007 and 2006 is as follows:

June 30,	2007	2006
Change in plan assets:
Fair value of plan assets at beginning of year	$821.8	$790.1
Actual return on plan assets	150.7	69.0
Employer contributions	24.4	4.1
Benefits paid	(20.7)	(18.6)
Divestitures	--	(22.8)
Fair value of plan assets at end of year	$976.2	$821.8

Change in benefit obligation:
Benefit obligation at beginning of year	$762.7	$787.1
Service cost	42.2	31.6
Interest cost	49.0	39.6
Actuarial and other gains	(2.9)	(48.1)
Benefits paid	(20.7)	(18.6)
Divestitures	--	(28.9)
Projected benefit obligation at end of year	$830.3	$762.7

Funded status - plan assets less benefit obligations	$145.9	$59.1
Unrecognized net actuarial loss due to different
experience than assumed	--	213.5
Net amount recognized	$145.9	$272.6

The impact of the adoption of SFAS No. 158 resulted in a reduction to stockholders’ equity of $63.1 million, which consists of the following adjustments to the Consolidated Balance Sheet:

Current Assets	$1.6
Noncurrent Assets	(51.3)
Current Liabilities	(2.8)
Noncurrent Liabilities	(10.6)
Impact to Stockholders’ Equity	$(63.1)

After the adoption of SFAS No. 158, the amounts recognized in the Consolidated Balance Sheet as of June 30, 2007 consisted of:

Noncurrent assets	$201.3
Current liabilities	(2.9)
Noncurrent liabilities	(52.5)
Net amount recognized	$145.9

As a result of the adoption of SFAS No. 158, the $63.1 million that is recognized in accumulated other comprehensive income (loss) consists of:

Years ended June 30,	2007
Net actuarial and other loss, net of tax	$(61.6)
Prior service cost, net of tax	(0.5)
Transition obligation, net of tax	(1.0)
$(63.1)

The accumulated benefit obligation for all defined benefit pension plans was $824.3 million and $756.8 million at June 30, 2007 and 2006, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were $95.9 million, $93.6 million and $40.5 million, respectively, as of June 30, 2007, and $84.4 million, $81.4 million and $34.1 million, respectively, as of June 30, 2006.

The components of net pension expense were as follows:

Years ended June 30,	2007	2006	2005
Service cost - benefits earned
during the period	$42.2	$31.6	$29.6
Interest cost on projected benefits	49.0	39.6	37.7
Expected return on plan assets	(62.0)	(56.0)	(53.1)
Net amortization and deferral	14.6	19.3	11.1
	$43.8	$34.5	$25.3

Net pension expense for fiscal 2007, 2006, and 2005 includes $3.5 million, $3.1 million and $2.3 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings.

The estimated net actuarial and other loss, transition obligation and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $10.1 million, $0.2 million and $(0.2) million, respectively.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2007	2006
Discount rate	6.25%	6.25%
Increase in compensation levels	5.50%	5.50%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2007	2006	2005
Discount rate	6.25%	5.25%	6.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	5.50%	5.50%	5.50%

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

Plan Assets

The Company’s pension plans’ weighted average asset allocations at June 30, 2007 and 2006 by asset category were as follows:

	2007	2006
United States Fixed Income Securities	30%	32%
United States Equity Securities	50%	48%
International Equity Securities	20%	20%
Total	100%	100%

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

Contributions

The Company expects to contribute approximately $50 million to the pension plans in fiscal 2008.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2008 to 2012 are $39.6 million, $41.8 million, $46.2 million, $51.9 million and $57.4 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2013 to 2017 are $411.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligation at June 30, 2007 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 35% of their compensation annually and allows highly compensated employees to contribute up to 10% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $47.5 million, $44.5 million, and $40.2 million for calendar years ending December 31, 2006, 2005 and 2004, respectively.

NOTE 15. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2007	2006	2005
Earnings from continuing operations before income taxes:
United States	$1,457.4	$1,251.2	$1,145.2
Foreign	166.1	110.0	92.6
	$1,623.5	$1,361.2	$1,237.8

The provision for income taxes consists of the following components:

Years ended June 30,	2007	2006	2005
Current:
Federal	$482.0	$441.1	$378.7
Foreign	70.3	52.4	37.3
State	34.9	30.8	30.9
Total current	587.2	524.3	446.9

Deferred:
Federal	18.4	(1.0)	7.7
Foreign	(7.9)	(5.2)	2.8
State	4.6	1.2	(0.2)
Total deferred	15.1	(5.0)	10.3
Total provision for income taxes	$602.3	$519.3	$457.2

A reconciliation between the Company’s effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2007	%	2006	%	2005	%
Provision for taxes at U.S.
statutory rate	$568.2	35.0	$476.4	35.0	$433.2	35.0
Increase (decrease) in provision from:
State taxes, net of federal tax	25.7	1.6	20.8	1.6	20.0	1.6
Non-deductible stock-based
compensation expense	9.7	0.6	12.3	0.9	--	--
Tax on repatriated earnings	34.4	2.1	10.0	0.7	--	--
Utilization of foreign tax credits	(26.5)	(1.6)	--	--	--	--
Other	(9.2)	(0.6)	(0.2)	--	4.0	0.3
	$602.3	37.1	$519.3	38.2	$457.2	36.9

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2007	2006
Deferred tax assets:
Accrued expenses not currently deductible	$160.7	$172.7
Unrealized investment losses, net	66.6	112.7
Net operating losses	52.5	19.0
Other	19.7	19.9
	299.5	324.3
Less: valuation allowances	(31.2)	(21.3)
Deferred tax assets, net	$268.3	$303.0

Deferred tax liabilities:
Accrued retirement benefits	$8.2	$57.7
Depreciation and amortization	309.8	274.8
Other	9.2	8.2
Deferred tax liabilities	$327.2	$340.7
Net deferred tax liabilities	$58.9	$37.7

There are $68.2 million and $69.5 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2007 and 2006, respectively. There are $1.8 million and $1.1 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2007 and 2006, respectively. There are $1.2 million and $7.9 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2007 and 2006, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $655.6 million and $1,256.9 million as of June 30, 2007 and June 30, 2006, respectively, as the Company considers such earnings to be permanently reinvested outside of the United States. The amount of undistributed earnings for which income tax has not been provided decreased in fiscal 2007 compared to fiscal 2006 due to the intent to repatriate approximately $680.0 million, of which approximately $140.0 million was repatriated in fiscal 2007 and $540.0 million of which is expected to be repatriated in fiscal 2008.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA created a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. by allowing the Company to reduce its taxable income by 85 percent of certain eligible dividends received from non-U.S. subsidiaries by the end of the Company’s fiscal year ended June 30, 2006. In connection with the sale of the Claims Services business on April 13, 2006 and receipt of the related proceeds, the Company elected to apply the provisions of the AJCA to qualifying earnings repatriations in fiscal 2006. As approved by our Board of Directors in June 2006, approximately $250 million was repatriated under the AJCA. Income tax expense of approximately $10 million associated with this repatriation was recorded in fiscal 2006.

The additional U.S. and non-U.S. income and withholding tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

The Company has estimated foreign net operating loss carry forwards of approximately $101.7 million as of June 30, 2007, of which $11.7 million expires in 2010 through 2022 and $90.0 million has an indefinite utilization period. In addition, the Company has estimated Federal net operating losses of acquired companies of approximately $64.5 million as of June 30, 2007, which expires in 2008 through 2026. There is an annual limitation pursuant to Internal Revenue Code section 382 on the utilization of the Federal net operating loss carry forwards of approximately $24.0 million per year.

The Company has recorded valuation allowances of $31.2 million and $21.3 million at June 30, 2007 and 2006, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized. A portion of the valuation allowances in the amounts of approximately $6.6 million and $1.8 million at June 30, 2007 and 2006, respectively, relate to net deferred tax assets which were recorded in purchase accounting. Any recognition of such amounts in future years will be a reduction to goodwill.

Income tax payments were approximately $718.2 million, $601.8 million, and $378.9 million for fiscal 2007, 2006 and 2005, respectively.

The Company is routinely examined by the Internal Revenue Service (“IRS”) and tax authorities in countries in which it conducts business, as well as in states in which it has significant business operations. The tax years under examination vary by jurisdiction. The IRS is conducting an examination of fiscal 2003 through fiscal 2007. The Company is a current participant in the IRS Compliance Assurance Process audit program.

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

As discussed in Note 1, the Company will adopt FIN 48 as of the beginning of fiscal 2008 (i.e., as of July 1, 2007).

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $281.0 million, $245.8 million, and $204.8 million in fiscal 2007, 2006 and 2005, respectively, with minimum commitments at June 30, 2007 as follows:

Years ending June 30,
2008	$227.6
2009	170.6
2010	128.6
2011	44.3
2012	28.0
Thereafter	51.1
$650.2

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2007, the Company has purchase commitments of approximately $231.8 million relating to software and equipment purchases and maintenance contracts, of which $87.7 million relates to fiscal 2008, $55.2 million relates to fiscal 2009 and the remaining $88.9 million relates to fiscal 2010 through fiscal 2012.

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s products and services. The Company does not expect any material losses related to such representations and warranties.

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. Other comprehensive income (loss) was $156.0 million, $(140.4) million, and $33.6 million in fiscal 2007, 2006 and 2005, respectively. The accumulated balances for each component of other comprehensive income (loss) are as follows:

June 30,	2007	2006	2005
Currency translation adjustments	$156.7	$80.3	$0.1
Unrealized (loss) gain on available-for-sale
securities, net of tax	(118.4)	(200.3)	20.7
Adoption of SFAS No. 158, net of tax	(63.1)	--	--
Minimum pension liability adjustment
(prior to SFAS No. 158), net of tax	(8.6)	(6.3)	(6.7)
Accumulated other comprehensive (loss) income	$(33.4)	$(126.3)	$14.1

NOTE 18. STAFF ACCOUNTING BULLETIN NO. 108

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. In fiscal 2007, the Company adopted SAB 108.

In the course of evaluating the provisions of SAB 108, the Company identified the following misstatements as of July 1, 2006. The adoption of SAB 108 resulted in an increase to opening retained earnings as of July 1, 2006 of approximately $44.3 million, net of tax. Such errors, which management previously deemed immaterial, were related to the following:

  Overstated accrued expenses of $22.1 million, net of tax, related to professional services, termination of contracts and employee benefits, which arose prior to the fiscal year ended June 30, 2003

  Overstated accounts receivable reserves of $11.2 million, net of tax, which arose prior to the fiscal year ended June 30, 2001

  Overstated accrued expenses related to certain post retirement and non-US pension plans by $8.2 million, net of tax, of which $3.3 million arose in the fiscal year ended June 30, 2002 and the remaining arose ratably over the fiscal years ended June 30, 2003, 2004, 2005 and 2006

  Overstated insurance and environmental reserves related primarily to worker’s compensation liabilities and self-insured liabilities of $9.3 million, net of tax, which arose prior to the fiscal year ended June 30, 2001

  Understated tax provision and liability, as well as related interest and penalties, of $6.5 million, related to tax deductions taken for the tax years 1998 through 2006

NOTE 19. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

In the fiscal 2007, the Company implemented several key changes to its operations, including the spin-off of its Brokerage Services Group business on March 30, 2007. In addition, there were changes in the Company’s executive management team. As a result of these changes, the Company reassessed its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that PEO Services should be a reportable segment in addition to Employer Services and Dealer Services. Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The Company has restated its previously reported segment results for all periods presented to reflect this change in the Company’s reportable segments. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The fiscal 2006 and 2005 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2007 budgeted foreign exchange rates. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to our reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation. Reportable segments’ assets include funds held for clients, but exclude corporate cash, corporate marketable securities and goodwill.

					Reconciling Items
						Client	Cost of
	Employer	PEO	Dealer		Foreign	Fund	Capital
	Services	Services	Services	Other	Exchange	Interest	Charge	Total
Year ended June 30, 2007
Revenues from continuing operations	$5,615.4	$884.8	$1,225.8	$(1.7)	$78.6	$(2.9)	$--	$7,800.0
Earnings from continuing
operations before income taxes	1,408.1	80.4	200.0	(183.7)	8.3	(2.9)	113.3	1,623.5
Assets from continuing operations	20,406.4	115.5	619.4	5,449.9	--	--	--	26,591.2
Capital expenditures for
continuing operations	79.0	1.6	36.1	53.0	--	--	--	169.7
Depreciation and amortization	246.7	1.6	81.7	72.1	--	--	(113.3)	288.8	(a)

Year ended June 30, 2006
Revenues from continuing operations	$5,076.4	$703.7	$1,072.8	$36.6	$2.9	$(56.8)	$--	$6,835.6
Earnings from continuing operations
before income taxes	1,254.3	54.9	157.9	(150.0)	0.8	(56.8)	100.1	1,361.2
Assets from continuing operations	19,067.5	(8.2)	609.4	5,612.7	--	--	--	25,281.4
Capital expenditures for
continuing operations	87.4	0.7	45.1	119.6	--	--	--	252.8
Depreciation and amortization	251.8	1.7	73.0	19.6	--	--	(100.1)	246.0	(a)

Year ended June 30, 2005
Revenues from continuing operations	$4,699.7	$577.0	$936.6	$35.0	$9.4	$(126.4)	$--	$6,131.3
Earnings from continuing
operations before income taxes	1,113.7	39.8	148.8	(29.8)	(2.6)	(126.4)	94.3	1,237.8
Assets from continuing operations	19,395.5	29.1	466.2	4,581.2	--	--	--	24,472.0
Capital expenditures for
continuing operations	103.1	0.6	34.1	22.5	--	--	--	160.3
Depreciation and amortization	249.4	1.6	57.6	11.3	--	--	(94.3)	225.6	(a)

(a) Includes $79.9 million, $85.1 million and $75.0 million of depreciation and amortization that does not relate to our services and products, which was recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.

Revenues and assets from continuing operations by geographic area are as follows:

	United
	States	Europe	Canada	Other	Total
Year ended June 30, 2007
Revenues from continuing operations	$6,422.0	$919.6	$323.0	$135.4	$7,800.0
Assets from continuing operations	$22,591.8	$1,815.5	$1,963.9	$220.0	$26,591.2

Year ended June 30, 2006
Revenues from continuing operations	$5,678.8	$742.6	$296.9	$117.3	$6,835.6
Assets from continuing operations	$21,380.4	$1,639.5	$2,084.4	$177.1	$25,281.4

Year ended June 30, 2005
Revenues from continuing operations	$5,149.7	$657.4	$249.3	$74.9	$6,131.3
Assets from continuing operations	$21,564.2	$1,058.2	$1,689.4	$160.2	$24,472.0

NOTE 20. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our continuing operations for the two fiscal years ended June 30, 2007 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended June 30, 2007

Revenues	$1,754.8	$1,874.3	$2,171.0	$1,999.8
Costs of revenues	$967.6	$991.8	$1,067.1	$1,060.8
Gross profit	$787.2	$882.5	$1,103.9	$939.0
Net earnings from continuing operations	$219.2	$248.0	$360.1	$193.8
Basic earnings per share from continuing
operations	$0.40	$0.45	$0.65	$0.36
Diluted earnings per share from
continuing operations	$0.39	$0.45	$0.65	$0.35

Year ended June 30, 2006

Revenues	$1,525.3	$1,633.9	$1,910.7	$1,765.6
Costs of revenues	$815.1	$849.6	$936.4	$1,002.5
Gross profit	$710.2	$784.3	$974.3	$763.1
Net earnings from continuing operations	$173.1	$217.6	$310.3	$140.9
Basic earnings per share from continuing
operations	$0.30	$0.38	$0.54	$0.25
Diluted earnings per share from
continuing operations	$0.30	$0.37	$0.53	$0.25

NOTE 21. SUBSEQUENT EVENTS (UNAUDITED)

The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of operations of this business as discontinued operations as of June 30, 2007. The Company expects to record a gain of approximately $55 million to $65 million, after taxes, which will be classified as discontinued operations, in fiscal 2008. Such gain is exclusive of a working capital adjustment to the original purchase price. This working capital adjustment is expected to be finalized in fiscal 2008 and will increase or decrease the gain accordingly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

     Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of ADP’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934. This “Controls and Procedures” section should be read in conjunction with the Deloitte & Touche LLP attestation report on management’s assessment of ADP’s internal control over financial reporting that appears on pages 77-78 of this Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

     ADP carried out an evaluation, under the supervision and with the participation of ADP’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of ADP’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that ADP’s disclosure controls and procedures as of June 30, 2007 were effective to ensure that information required to be disclosed by ADP in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

     Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2007 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2007.

     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which attestation report appears on pages 77-78 of this Form 10-K.

/s/ Gary C. Butler
Gary C. Butler
President and Chief Executive Officer

/s/ Christopher R. Reidy
Christopher R. Reidy
Chief Financial Officer

Roseland, New Jersey
August 29, 2007

Changes in Internal Control over Financial Reporting

     There were no changes in ADP’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, ADP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Automatic Data Processing, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company, and our report dated August 29, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective June 30, 2007 and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” effective July 1, 2006.

/s/ Deloitte & Touche LLP
New York, New York
August 29, 2007

Item 9B. Other Information

      None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

     The executive officers of the Company, their ages, positions and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	54	President,	1975
		Dealer Services
James B. Benson	62	Vice President, General	1977
		Counsel and Secretary
Gary C. Butler	60	President and Chief	1975
		Executive Officer
Benito Cachinero	49	Vice President, Human	2007
		Resources
Raymond L. Colotti	61	Vice President and	1995
		Treasurer
John J. Gleason	51	Vice President,	1983
		Employer Services–Sales
Campbell B. Langdon	46	President,	2000
		Employer Services–Major
		Account Division
Regina R. Lee	50	President,	1982
		Employer Services–National
		Account Division
S. Michael Martone	59	Chief Operating Officer	1987
Alfred A. Nietzel	45	Chief Financial Officer	2001
		of Field Operations
Christopher R. Reidy	50	Chief Financial Officer	2006
Carlos Rodriguez	43	President, Employer	1999
		Services – Small Business
		Services Division
Alan Sheiness	49	Corporate Controller and	1984
		Principal Accounting Officer
Jan Siegmund	43	President, Tax, Retirement,	1999
		Insurance and Pre-
		Employment Services
George I. Stoeckert	58	President, Employer	1991
		Services – International

     Messrs. Benson, Butler, Colotti and Martone have each been employed by ADP in senior executive positions for more than the past five years.

     Steven J. Anenen joined ADP in 1975. Prior to his promotion to President, Dealer Services in 2004, he served as Senior Vice President, Dealer Services from 1998 to 2004.

     Benito Cachinero joined ADP in 2007 as Vice President, Human Resources. Prior to joining ADP, he was Vice President, Human Resources for the Medical Devices & Diagnostics Group of Johnson & Johnson from 2004 to 2007, and Worldwide Vice President, Human Resources for Ethicon, a Johnson & Johnson company, from 2001 to 2004.

     John J. Gleason joined ADP in 1983. Prior to his promotion to Vice President of Sales, Employer Services in 2005, he served as Senior Vice President of Sales, Dealer Services from 1998 to 2005.

     Campbell B. Langdon joined ADP in 2000 as Vice President, Strategic Development. Prior to his promotion to President – Major Account Services Division in 2007, he served as President, Tax, Retirement and Pre-Employment Services from 2003 to 2007.

     Regina R. Lee joined ADP in 1982. Prior to her promotion to President, National Account Services, Employer Services in 2005, she served as President, Small Business Services, Employer Services from 2004 to 2005, and as Senior Vice President, Service, Small Business Services, Employer Services from 2001 to 2004.

     Alfred A. Nietzel joined ADP in 2001. Prior to his promotion in 2007 to Chief Financial Officer, Field Operations, he served as Corporate Controller from 2006 to 2007, Chief Financial Officer, Employer Services in 2006, and Chief Financial Officer, Dealer Services from 2001 to 2005.

     Christopher R. Reidy joined ADP in 2006 as Vice President and Chief Financial Officer. Prior to joining ADP, he was Vice President, Controller and Chief Accounting Officer of the AT&T Corporation from 2003 to 2006, and Vice President and Chief Financial Officer, Business Services of AT&T Corporation from 2001 to 2003.

     Carlos Rodriguez joined ADP in 1999. Prior to his promotion in 2007 to President, Small Business Services, Employer Services, he served as President of TotalSource, Employer Services from 2000 to 2007.

     Alan Sheiness joined ADP in 1984. Prior to his promotion to Corporate Controller and Principal Accounting Officer, he served as President, Small Business Services, Employer Services, from 2006 to 2007, as Chief Financial Officer, Employer Services, from 2004 to 2005, as General Manager of Tax, Retirement and Pre-Employment Services, Employer Services, from 2003 to 2004, and as Chief Financial Officer of Tax, Retirement and Pre-Employment Services, Employer Services from 1999 to 2003.

     Jan Siegmund joined ADP in 1999. Prior to his promotion to President, Tax, Retirement, Insurance and Pre-Employment Services in 2007, he served as Vice President, Strategic Development from 2004 to 2007 and as Senior Vice President of Strategic Development, Brokerage Services from 2000 to 2004.

     George I. Stoeckert joined ADP in 1991. Prior to his promotion to President, Employer Services – International in 2003, he served as President – Major Account Services Division, Employer Services from 1996 to 2003.

     Each of ADP’s executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors

     See “Election of Directors” in the Proxy Statement for Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Code of Ethics

     ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP’s website at www.adp.com under “Ethics” in the “About ADP” section.

Audit Committee

     See “Audit Committee Report” in the Proxy Statement for Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See “Compensation of Executive Officers” and “Election of Directors– Compensation of Non-Employee Directors” in the Proxy Statement for Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Election of Directors – Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors – Equity Compensation Plan Information” in the Proxy Statement for Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     See “Election of Directors – Corporate Governance” in the Proxy Statement for Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     See “Independent Registered Public Accounting Firms’ Fees” in the Proxy Statement for Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

      (a) Financial Statements and Financial Statement Schedules

      1.Financial Statements

     The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:

      Report of Independent Registered Public Accounting Firm

      Statements of Consolidated Earnings - years ended June 30, 2007, 2006 and 2005

      Consolidated Balance Sheets - June 30, 2007 and 2006

      Statements of Consolidated Stockholders’ Equity - years ended June 30, 2007, 2006 and 2005

      Statements of Consolidated Cash Flows - years ended June 30, 2007, 2006 and 2005

      Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	86

     All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

      (b) Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	-	Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	-	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K, dated August 9, 2007

10.1	-	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, dated March 21, 2007

10.2	-	Letter Agreement dated as of June 28, 2006 between Automatic Data Processing, Inc. and Gary C. Butler - incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, dated June 28, 2006 (Management Contract)

10.3	-	Key Employees’ Restricted Stock Plan - incorporated by reference to Company’s Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

10.4	-	Supplemental Officers Retirement Plan, as amended (Management Compensatory Plan)

10.5	-	1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10.5(a)	-	Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(6)(a) to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.6	-	1990 Key Employees’ Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#8 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10.6(a)	-	Amendment to 1990 Key Employees’ Stock Option Plan - incorporated by reference to Exhibit 10(7)(a) to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.7	-	1994 Directors’ Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

10.8	-	2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (Management Compensatory Plan)

10.9	-	Amended and Restated Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (Management Compensatory Plan)

10.9(a)	-	Form of Performance Based Restricted Stock Award Agreement under the Amended and Restated Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10.9(a) to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006

10.10	-	Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Company’s Current Report on Form 8-K dated June 16, 2006 (Management Compensatory Plan)

10.11	-	Amended and Restated Employees’ Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.12	-	2003 Director Stock Plan - incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003 (Management Compensatory Plan)

10.13	-	Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006

10.14	-	364-Day Credit Agreement, dated as of June 27, 2007, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Wachovia Bank, National Association, as Documentation Agents - incorporated by reference to Exhibit 10.14 to Company’s Current Report on Form 8-K, dated June 29, 2007

10.15	-	Five-Year Credit Agreement, dated as of June 28, 2006, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Wachovia Bank National Association, as Documentation Agents - incorporated by reference to Exhibit 10.15 to Company’s Current Report on Form 8-K, dated June 30, 2006

10.16	-	Five-Year Credit Agreement, dated as of June 29, 2005, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank Securities Inc. and Wachovia Bank, National Association, as Documentation Agents - incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, dated June 29, 2005

10.17	-	2000 Stock Option Grant Agreement (Form for Employees) – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18	-	2000 Stock Option Grant Agreement (Form for French Associates) – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.19	-	2000 Stock Option Grant Agreement (Form for Non-Employee Directors) – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.20	-	Directors Compensation Summary Sheet

10.21	-	Summary of Compensation Arrangement for Arthur F. Weinbach

10.22	-	Letter Agreement, dated as of August 1, 2006, between Automatic Data Processing, Inc. and Christopher R. Reidy – incorporated by reference to Exhibit 10.22 to Company’s Current Report on Form 8-K, dated August 2, 2006 (Management Contract)

10.23	-	Letter Agreement, dated as of November 15, 2006, between Automatic Data Processing, Inc. and S. Michael Martone – incorporated by reference to Exhibit 10.23 to Company’s Current Report on Form 8-K, dated November 15, 2006 (Management Contract)

21	-	Subsidiaries of the Company

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AUTOMATIC DATA PROCESSING, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged				Balance
	beginning	costs and	to other				at end of
	of period	expenses	accounts		Deductions		period
Year ended June 30, 2007:
Allowance for doubtful accounts:
Current	$39,210	$14,095	$--		$(22,503	)(A)	$30,802
Long-term	$7,696	$1,057	$--		$(456	)(A)	$8,297
Deferred tax valuation allowance	$21,262	$9,716	$263		$--		$31,241

Year ended June 30, 2006:
Allowance for doubtful accounts:
Current	$38,038	$16,826	$--		$(15,654	)(A)	$39,210
Long-term	$8,172	$1,319	$--		$(1,795	)(A)	$7,696
Deferred tax valuation allowance	$19,852	$1,748	$(338	)(C)	$--		$21,262

Year ended June 30, 2005:
Allowance for doubtful accounts:
Current	$36,600	$16,672	$--		$(15,234	)(A)	$38,038
Long-term	$8,578	$1,326	$--		$(1,732	)(A)	$8,172
Deferred tax valuation allowance	$18,510	$2,385	$--		$(1,043	)(B)	$19,852

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

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 29, 2007	By	/s/ Gary C. Butler
Gary C. Butler
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Gary C. Butler	President and Chief Executive	August 29, 2007
	(Gary C. Butler)	Officer, Director
(Principal Executive Officer)

/s/	Christopher R. Reidy	Chief Financial Officer	August 29, 2007
	(Christopher R. Reidy)	(Principal Financial Officer)

/s/	Alan Sheiness	Corporate Controller	August 29, 2007
	(Alan Sheiness)	(Principal Accounting Officer)

/s/	Gregory D. Brenneman	Director	August 29, 2007
(Gregory D. Brenneman)

/s/	Leslie A. Brun	Director	August 29, 2007
(Leslie A. Brun)

/s/	Leon G. Cooperman	Director	August 29, 2007
(Leon G. Cooperman)

/s/	R. Glenn Hubbard	Director	August 29, 2007
(R. Glenn Hubbard)

/s/	John P. Jones	Director	August 29, 2007
(John P. Jones)

/s/	Frederic V. Malek	Director	August 29, 2007
(Frederic V. Malek)

/s/	Henry Taub	Director	August 29, 2007
(Henry Taub)

/s/	Arthur F. Weinbach	Director	August 29, 2007
(Arthur F. Weinbach)