Form 10-Q
period 2007-09-30
AUTOMATIC DATA PROCESSING INC
filed 2007-11-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 526,189,408.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,603.5	$1,426.6
Interest on funds held for clients	154.5	134.6
PEO revenues (A)	234.0	193.6
TOTAL REVENUES	1,992.0	1,754.8

EXPENSES:
Costs of revenues:
Operating expenses	908.3	803.5
Systems development and programming costs	124.4	113.9
Depreciation and amortization	59.4	50.2
TOTAL COSTS OF REVENUES	1,092.1	967.6

Selling, general and administrative expenses	533.6	492.6
Interest expense	29.4	35.4
TOTAL EXPENSES	1,655.1	1,495.6

Other income, net	(44.6)	(90.0)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	381.5	349.2

Provision for income taxes	141.1	130.0

NET EARNINGS FROM CONTINUING OPERATIONS	$240.4	$219.2

Earnings from discontinued operations, net of provision for income taxes of $31.2 and $25.2 for the three months ended September 30, 2007 and 2006, respectively	57.0	38.3

NET EARNINGS	$297.4	$257.5

Basic Earnings Per Share from Continuing Operations	$0.45	$0.40
Basic Earnings Per Share from Discontinued Operations	0.11	0.07
BASIC EARNINGS PER SHARE	$0.56	$0.46

Diluted Earnings Per Share from Continuing Operations	$0.45	$0.39
Diluted Earnings Per Share from Discontinued Operations	0.11	0.07
DILUTED EARNINGS PER SHARE	$0.55	$0.46

Basic weighted average shares outstanding	529.3	554.2
Diluted weighted average shares outstanding	536.2	559.5

Dividends declared per common share	$0.2300	$0.1850

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $2,404.2 and $1,902.8 for the three months ended September 30, 2007 and 2006, respectively.

 See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30,	June 30,
Assets	2007	2007
Current assets:
Cash and cash equivalents	$1,428.6	$1,746.1
Short-term marketable securities (A)	146.4	70.4
Accounts receivable, net	957.8	1,041.9
Other current assets	545.5	448.1
Assets of discontinued operations	—	57.7
Total current assets	3,078.3	3,364.2
Long-term marketable securities (A)	301.6	68.1
Long-term receivables, net	234.4	226.5
Property, plant and equipment, net	722.2	723.8
Other assets	910.3	735.5
Goodwill	2,373.9	2,353.6
Intangible assets, net	689.3	688.0
Total assets before funds held for clients	8,310.0	8,159.7
Funds held for clients	17,393.3	18,489.2
Total assets	$25,703.3	$26,648.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91.4	$125.9
Accrued expenses and other current liabilities	1,385.6	1,527.1
Obligation under reverse repurchase agreement	345.9	—
Income taxes payable	135.2	118.7
Liabilities of discontinued operations	—	19.1
Total current liabilities	1,958.1	1,790.8
Long-term debt	43.5	43.5
Other liabilities	703.8	390.5
Deferred income taxes	109.8	127.7
Long-term deferred revenues	485.3	475.5
Total liabilities before client funds obligations	3,300.5	2,828.0
Client funds obligations	17,404.9	18,673.0
Total liabilities	20,705.4	21,501.0

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7shares at September 30, 2007 and June 30, 2007;outstanding, 526.1 and 535.8 shares at September 30, 2007and June 30, 2007, respectively	63.9	63.9
Capital in excess of par value	384.7	351.8
Retained earnings	9,556.1	9,378.5
Treasury stock- at cost: 112.6 and 102.9 shares at September 30, 2007 and June 30, 2007, respectively	(5,087.6)	(4,612.9)
Accumulated other comprehensive income (loss)	80.8	(33.4)
Total stockholders’ equity	4,997.9	5,147.9
Total liabilities and stockholders’ equity	$25,703.3	$26,648.9

(A)

As of September 30, 2007, short-term and long-term marketable securities include $107.4 and $236.2, respectively, of securities that have been pledged as collateral under the Company’s reverse repurchase agreement (see Note 13).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$297.4	$257.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	—	(38.6)
Depreciation and amortization	75.8	68.1
Deferred income taxes	(23.9)	14.8
Stock-based compensation expense	28.9	32.6
Net periodic benefit cost	9.6	10.1
Net realized loss from the sales of marketable securities	—	0.2
Amortization of premiums and discounts on available-for-sale securities	7.6	11.2
Gain on sale of discontinued businesses, net of tax	(57.0)	—
Other	12.9	23.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease (increase) in accounts receivable	89.6	(27.8)
Increase in other assets	(149.7)	(92.8)
Decrease in accounts payable	(35.7)	(22.3)
Increase (decrease) in accrued expenses and other liabilities	21.0	(84.5)
Operating activities of discontinued operations	—	15.2
Net cash flows provided by operating activities	276.5	167.3

Cash Flows from Investing Activities:
Purchases of marketable securities	(1,604.8)	(418.0)
Proceeds from the sales and maturities of marketable securities	1,504.6	562.8
Net proceeds from client funds securities	1,074.1	1,052.8
Net decrease in client funds obligations	(1,293.5)	(1,183.1)
Capital expenditures	(36.4)	(37.1)
Additions to intangibles	(22.7)	(20.5)
Acquisitions of businesses, net of cash acquired	(56.9)	(24.8)
Proceeds from the sale of cost-based investment	—	38.6
Other	6.9	2.2
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	102.7	—
Investing activities of discontinued operations	—	(4.0)
Net cash flows used in investing activities	(326.0)	(31.1)

Cash Flows from Financing Activities:
Proceeds from issuance of notes	0.1	0.1
Payments of debt	(0.2)	(0.2)
Repurchases of common stock	(558.7)	(611.6)
Proceeds from reverse repurchase agreements	345.9	—
Proceeds from stock purchase plan and exercises of stock options	50.9	67.4
Dividends paid	(127.3)	(105.0)
Financing activities of discontinued operations	—	13.0
Net cash flows used in financing activities	(289.3)	(636.3)

Effect of exchange rate changes on cash and cash equivalents	6.6	0.7

Net change in cash and cash equivalents	(332.2)	(499.4)

Cash and cash equivalents of continuing operations, beginning of period	1,746.1	1,800.1
Cash and cash equivalents of discontinued operations, beginning of period	14.7	100.5

Cash and cash equivalents, end of period	1,428.6	1,401.2

Less cash and cash equivalents of discontinued operations, end of period	—	72.0

Cash and cash equivalents of continuing operations, end of period	$1,428.6	$1,329.2

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2007. The results of operations for the three months ended September 30, 2007 may not be indicative of the results to be expected for the fiscal year ending June 30, 2008.

Note 2. Divestitures

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116.0 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented. Additionally, during the three months ended September 30, 2007, the Company reported a gain of $88.2 million, or $57.0 million after taxes, exclusive of a working capital adjustment, within earnings from discontinued operations on the Statements of Consolidated Earnings.

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

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus an additional earn-out payment if certain revenue targets are achieved. During the fiscal year ended June 30, 2007, the Company reported a gain of $11.2 million, or $6.9 million after tax, within earnings from discontinued operations on the Statements of Consolidated Earnings. The Company has classified the results of operations of this business as discontinued operations for all periods presented.

Operating results of these discontinued operations were as follows:

	Three Months Ended September 30,
	2007	2006

Revenues	$—	$462.8

Earnings from discontinued operations before income taxes	—	63.5
Provision for income taxes	—	25.2
Net earnings from discontinued operations before gain on disposal of discontinued operations	—	38.3
Gain on disposal of discontinued operations, net of provision for income taxes of $31.2 for the three months ended
September 30, 2007	57.0	—
Net earnings from discontinued operations	$57.0	$38.3

There were no assets or liabilities of discontinued operations as of September 30, 2007. The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2007.

June 30, 2007
Assets:
Cash	$14.7
Accounts receivable, net	12.7
Property, plant and equipment, net	5.3
Goodwill	10.1
Intangible assets, net	9.6
Other assets	5.3

Total	$57.7

Liabilities:
Accrued expenses	$15.9
Income taxes payable	1.4
Other liabilities	1.8

Total	$19.1

Note 3. New Accounting Pronouncements

In March 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its results of operations or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. The Company adopted the provisions of FIN 48 as of July 1, 2007, which resulted in a decrease to stockholders’ equity of $11.7 million (see Note 16).

Note 4. Acquisitions

The Company acquired three businesses during the three months ended September 30, 2007 for approximately $39.6 million, net of cash acquired. These acquisitions resulted in approximately $19.9 million of goodwill. Intangible assets acquired, which totaled approximately $18.8 million, consisted primarily of customer contracts and lists and software that are being amortized over a weighted average life of 10 years. The acquisitions were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows. The Company also made $17.3 million of contingent payments during the three months ended September 30, 2007 relating to previously consummated acquisitions.

Note 5. Earnings per Share (“EPS”)

	Basic	Effect of Zero Coupon Subordinated Notes	Effect of Employee Stock Option Shares	Effect of Employee Stock Purchase Plan Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended September 30,

2007
Net earnings from continuing operations	$240.4	$—	$—	$—	$—	$240.4
Weighted average shares (in millions)	529.3		5.8	0.5	0.6	536.2
EPS from continuing operations	$0.45					$0.45

2006
Net earnings from continuing operations	$219.2	$0.4	$—	$—	$—	$219.6
Weighted average shares (in millions)	554.2	1.1	3.6	0.3	0.3	559.5
EPS from continuing operations	$0.40					$0.39

Options to purchase 6.9 million and 25.7 million shares of common stock for the three months ended September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 6. Fair Value Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation consists of the following:

•

Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued under a grade vesting schedule, generally vest ratably over five years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. In the fiscal year ended June 30, 2007, the Company reduced the number of stock options issued to employees and replaced these awards with the issuance of performance-based restricted stock.

•

Employee Stock Purchase Plan. The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering is determined. Compensation expense for the employee stock purchase plan is recognized on a straight-line basis over the vesting period of 24 months.

•	Restricted Stock.

o

Time-Based Restricted Stock. The Company has a time-based restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of time-based restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s time-based restricted stock, based on market prices, is recognized as compensation expense over the restriction period on a straight-line basis.

o

Performance-Based Restricted Stock. In the fiscal year ended June 30, 2007, the Company revised its stock-based compensation programs for non-executives, and began awarding two-year performance-based restricted stock in place of stock options. In addition, in the fiscal year ended June 30, 2007, the existing time-based restricted stock program for key employees was largely eliminated and replaced by two-year performance-based restricted stock on a prospective basis. The performance-based restricted stock program contains a two-year performance period and a subsequent six-month service period. Under this program, the Company communicates “target awards” to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the “target awards” during the performance period. After the two-year performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program. The performance target is based on EPS growth over the performance period with possible payouts ranging from 0% to 125% of the “target awards”. SFAS No. 123R requires the measurement of stock-based compensation based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting term of approximately 30 months based upon the probable performance target that will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $28.9 million and $32.6 million was recognized in earnings from continuing operations for the three months ended September 30, 2007 and 2006, respectively, as well as related tax benefits of $8.5 million and $9.5 million, respectively.

	Three Months Ended September 30,
	2007	2006

Operating expenses	$5.3	$5.0
Selling, general and administrative expenses	18.9	22.6
System development and programming costs	4.7	5.0
Total pretax stock-based compensation expense included in continuing operations	$28.9	$32.6
Total pretax stock-based compensation expense included in discontinued operations	—	5.9
Total pretax stock-based compensation expense	$28.9	$38.5

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $60.8 million, $15.2 million and $129.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.2 years, 1.1 years and 2.0 years, respectively.

During the three months ended September 30, 2007, the following activity occurred under our existing plans:

Stock Options:

	Number of Options	Weighted Average Price
	(in thousands)	(in dollars)

Options outstanding at July 1, 2007	53,786	$40
Options granted	264	$48
Options exercised	(982)	$37
Options canceled	(379)	$41

Options outstanding at September 30, 2007	52,689	$40

Performance-Based Restricted Stock:

Number
of Shares
(in thousands)

Restricted shares outstanding at July 1, 2007	1,711
Restricted shares granted	1,487
Restricted shares vested	(121)
Restricted shares forfeited	(24)

Restricted shares outstanding at September 30, 2007	3,053

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

The following assumptions were used to determine the fair values estimated at the date of grant for stock options:

	Three Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.6%	5.0%
Dividend yield	1.7%	1.6%
Weighted average volatility factor	24.5%	24.5%
Weighted average expected life (in years)	5.0	5.6
Weighted average fair value (in dollars)	$11.33	$11.13

Note 7. Other Income, net

	Three Months Ended
	September 30,
	2007	2006
Interest income on corporate funds	$(44.0)	$(51.6)
Gain on sale of investment	—	(38.6)
Realized gains on available-for-sale securities	(4.6)	(0.4)
Realized losses on available-for-sale securities	4.6	0.6
Other, net	(0.6)	—

Other income, net	$(44.6)	$(90.0)

Proceeds from sales and maturities of available-for-sale securities were $1,504.6 million and $562.8 million for the three months ended September 30, 2007 and 2006, respectively.

During the three months ended September 30, 2006, the Company sold a minority investment that was previously accounted for using the cost basis and had a net book value of $0. The Company’s sale of this investment resulted in a gain of approximately $38.6 million.

The Company has an outsourcing agreement with Broadridge pursuant to which the Company will continue to provide data center outsourcing, principally information technology services and service delivery network services to Broadridge in the same capacity post-spin as had been provided pre-spin. As a result of the outsourcing agreement, the Company recognized income of $26.2 million for the three months ended September 30, 2007, which is offset by expenses directly associated with providing such services of $25.6 million, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company had an $8.9 million and $9.6 million receivable from Broadridge for the services under this agreement within accounts receivable on the Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007, respectively.

Note 8. Comprehensive Income

	Three Months Ended
	September 30,
	2007	2006
Net earnings	$297.4	$257.5
Other comprehensive income:
Foreign currency translation adjustments	4.1	21.6
Unrealized net gain on available-for-sale securities, net of tax	108.5	121.1
Pension benefit plans adjustment	1.6	—
Comprehensive income	$411.6	$400.2

Note 9. Interim Financial Data by Segment

In the fiscal year ended June 30, 2007, the Company implemented several key changes to its operations, including the spin-off of its Brokerage Services Group business on March 30, 2007. In addition, there were changes in the Company’s executive management team. As a result of these changes, the Company reassessed its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that PEO Services should be a reportable segment in addition to Employer Services and Dealer Services. Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The Company has restated its previously reported segment results for all periods presented to reflect this change in the Company’s reportable segments. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2008. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to the Company’s reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues		Earnings from Continuing Operations before Income Taxes
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Employer Services	$1,420.7	$1,279.8	$318.1	$279.8
PEO Services	235.7	194.9	25.0	15.7
Dealer Services	325.7	301.8	50.5	44.8
Other	(0.7)	0.3	(45.5)	(9.8)
Reconciling items:
Foreign exchange	7.2	(15.5)	0.6	(1.2)
Client fund interest	3.4	(6.5)	3.4	(6.5)
Cost of capital charge	—	—	29.4	26.4
Total	$1,992.0	$1,754.8	$381.5	$349.2

Note 10. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2007 and June 30, 2007 are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$5,571.1	$—	$—	$5,571.1
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	5,781.1	17.3	(17.7)	5,780.7
Corporate bonds	3,485.3	14.5	(16.8)	3,483.0
Asset-backed securities	1,958.9	7.0	(9.2)	1,956.7
Canadian government obligations and Canadian government agency obligations	1,067.1	1.4	(12.5)	1,056.0
Other debt securities	1,422.2	8.3	(8.1)	1,422.4

Total available-for-sale securities	13,714.6	48.5	(64.3)	13,698.8

Total corporate investments and funds held for clients	$19,285.7	$48.5	$(64.3)	$19,269.9

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$7,004.4	$—	$—	$7,004.4
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,010.9	1.7	(90.0)	5,922.6
Corporate bonds	3,388.6	2.0	(38.2)	3,352.4
Asset-backed securities	1,906.5	0.6	(21.1)	1,886.0
Canadian government obligations and Canadian government agency obligations	1,042.5	0.2	(22.3)	1,020.4
Other debt securities	1,205.8	0.7	(18.5)	1,188.0

Total available-for-sale securities	13,554.3	5.2	(190.1)	13,369.4

Total corporate investments and funds held for clients	$20,558.7	$5.2	$(190.1)	$20,373.8

Classification of investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2007	2007

Corporate investments:
Cash and cash equivalents	$1,428.6	$1,746.1
Short-term marketable securities	146.4	70.4
Long-term marketable securities	301.6	68.1

Total corporate investments	1,876.6	1,884.6
Funds held for clients	17,393.3	18,489.2

Total corporate investments and funds held for clients	$19,269.9	$20,373.8

At September 30, 2007 approximately 95% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. ADP’s investment portfolio does not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor does it contain any collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs). ADP’s investment portfolio does include senior tranches of AAA-rated, fixed rate credit card, auto loan, and other asset-backed securities.

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

Expected maturities of available-for-sale securities at September 30, 2007 are as follows:

Due in one year or less	$2,550.4
Due after one year to two years	2,462.0
Due after two years to three years	2,499.1
Due after three years to four years	2,854.7
Due after four years	3,332.6

Total available-for-sale securities	$13,698.8

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2007 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2007	$1,576.6	$4.8	$772.2	$2,353.6
Additions	—	—	19.9	19.9
Currency translation adjustments	4.2	—	4.9	9.1
Purchase price adjustments	(6.9)	—	(1.8)	(8.7)

Balance as of September 30, 2007	$1,573.9	$4.8	$795.2	$2,373.9

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2007	2007
Intangible assets:
Software and software licenses	$967.7	$947.0
Customer contracts and lists	735.5	712.0
Other intangibles	245.6	245.6
	1,948.8	1,904.6
Less accumulated amortization:
Software and software licenses	(721.1)	(694.5)
Customer contracts and lists	(363.9)	(349.6)
Other intangibles	(174.5)	(172.5)
	(1,259.5)	(1,216.6)
Intangible assets, net	$689.3	$688.0

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (4 years for software and software licenses, 11 years for customer contracts and lists, and 10 years for other intangibles). Amortization of intangible assets totaled $34.1 million and $32.8 million for the three months ended September 30, 2007 and 2006, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining nine months of the fiscal year ending June 30, 2008 and the succeeding five fiscal years are as follows:

Amount
2008	$114.1
2009	$128.4
2010	$94.9
2011	$67.6
2012	$62.9
2013	$40.3

Note 12. Allowance for Doubtful Accounts

The allowance for doubtful accounts was $32.5 million and $30.8 million at September 30, 2007 and June 30, 2007, respectively.

Note 13. Short-term Financing

In June 2007, the Company entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $1.75 billion 364-day facility. The Company also has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2007 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2007 and 2006, there was no commercial paper outstanding. For the three months ended September 30, 2007 and 2006, the Company’s average borrowings were $1.8 billion and $2.4 billion, respectively, at a weighted average interest rate of 5.2% and 5.3%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2007 and 2006 was less than two days for both periods.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2007, the Company had a $345.9 million obligation outstanding related to reverse repurchase agreements. The term of the reverse repurchase transaction matured on October 1, 2007 and the outstanding obligation was repaid. At September 30, 2006, there were no outstanding obligations under reverse repurchase agreements. For the three months ended September 30, 2007 and 2006, the Company had average outstanding balances under reverse repurchase agreements of $343.7 million and $142.9 million, respectively, at a weighted average interest rate of 4.5% for both periods.

Note 14. Pension Plans

The components of net periodic benefit cost were as follows:

	Three months ended
	September 30,
	2007	2006
Service cost - benefits earned during the period	$11.3	$10.8
Interest cost on projected benefits	12.5	12.1
Expected return on plan assets	(16.8)	(15.2)
Net amortization and deferral	2.6	3.6
Net periodic benefit cost	$9.6	$11.3

Net periodic benefit cost for the three months ended September 30, 2006 includes $1.2 million reported within earnings from discontinued operations on the Statements of Consolidated Earnings.

There is no minimum required contribution to the Company’s pension plans during the fiscal year ending June 30, 2008. During the three months ended September 30, 2007, the Company made $50.8 million in contributions to the pension plans and expects to contribute an additional $2.4 million during the fiscal year ending June 30, 2008.

Note 15. Commitments and Contingencies

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.  It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of its products and services. The Company does not expect any material losses related to such representations and warranties.

Note 16. Income Taxes

On July 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption, the Company recorded a net decrease to retained earnings of $11.7 million, as well as a corresponding increase to other liabilities on the Consolidated Balance Sheets. Among other things, FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is anticipated within one year. Therefore, upon adoption, $100.6 million of tax liabilities were reclassified from other current liabilities to other liabilities on the Consolidated Balance Sheets.

As of July 1, 2007, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $350.2 million. The amount that, if recognized, would impact the effective tax rate is $152.0 million. The remainder, if recognized, would principally affect deferred taxes.

As of September 30, 2007, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $359.2 million. The amount that, if recognized, would impact the effective tax rate is $156.7 million. The remainder, if recognized, would principally affect deferred taxes.

Subsequent to the adoption of FIN 48, interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. Prior to the adoption of FIN 48, interest expense was recorded in selling, general and administrative expenses. During the three months ended September 30, 2007 and 2006, the Company recorded interest expense of $5.5 million and $2.3 million, respectively. At September 30, 2007 and July 1, 2007, the Company had accrued interest of $103.1 million and $97.6 million, respectively, recorded within other liabilities on the Consolidated Balance Sheets. At September 30, 2007 and July 1, 2007, the Company had accrued penalties of $19.8 million recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in countries in which it conducts business, as well as in states in which it has significant business operations, such as California, Illinois, Minnesota and New York. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. ADP is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; and Minnesota for fiscal years ended June 30, 1998 through June 30, 2004. New York State and New York City will commence their audits of fiscal years ended June 30, 2004 through June 30, 2006 in the early part of calendar year 2008. The Company has been notified by the Province of Quebec that it intends to audit the 2005 and 2006 tax returns beginning in November 2007. We are currently unable to make reasonably reliable estimates as to when these examinations will be completed. The Company regularly considers the likelihood of assessments in each of the jurisdictions resulting from examinations. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

The Company does not currently anticipate that unrecognized tax benefits will significantly change within 12 months of the reporting date except for states where the Company may settle matters under appeal. The potential range of impact on the Company’s unrecognized tax benefits is not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additionally, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) on July 1, 2007. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. The Company’s adoption of FIN 48 resulted in a decrease to stockholders’ equity of $11.7 million. As of September 30, 2007, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $359.2 million.

DIVESTITURES

During the fiscal year ended June 30, 2007 and the quarter ended September 30, 2007, the Company took efforts to divest certain non-strategic, slow-growing businesses. We completed the tax-free spin-off of our former Brokerage Services Group business on March 30, 2007 into an independent publicly traded company called Broadridge Financial Solutions, Inc. We made the decision to spin-off this business for several reasons. First, we determined that the growth potential of the Brokerage Services Group business, while part of ADP, was expected to be lower than that of our other businesses. Further, the Brokerage Services Group business had operating models and long-term growth plans that were different than those of our other businesses. The spin-off will allow more concentrated focus by each management team on their own respective core businesses, which is expected to be more beneficial to each company’s shareholders, clients and associates.

In addition, during the fiscal year ended June 30, 2007, we divested Sandy Corporation, which was previously reported in our Dealer Services segment. During the quarter ended September 30, 2007, we finalized the sale of our Travel Clearing business, which was previously reported in our Other segment. We divested the Sandy Corporation and Travel Clearing businesses because they were non-strategic businesses that did not fit in with our other businesses. Moreover, the growth potential of these businesses was also slower than that of our other businesses.

These transactions, along with our cash flows from operating activities, have allowed us to continue to focus on the objective of returning cash to our shareholders through our share buyback program and our cash dividends to shareholders. Subsequent to the completion of these transactions, the new ADP is a more focused company, which we believe has excellent growth potential for revenue and pretax earnings.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	September 30,
	2007	2006	Change

Total revenues	$1,992.0	$1,754.8	14%

Costs of revenues:
Operating expenses	908.3	803.5	13%
Systems development and programming costs	124.4	113.9	9%
Depreciation and amortization	59.4	50.2	18%
Total costs of revenues	$1,092.1	$967.6	13%

Selling, general and administrative expenses	533.6	492.6	8%
Interest expense	29.4	35.4	(17)%
Total expenses	$1,655.1	$1,495.6	11%

Other income, net	(44.6)	(90.0)	(50)%
Earnings from continuing operations before income taxes	$381.5	$349.2	9%
Margin	19%	20%

Provision for income taxes	$141.1	$130.0	9%
Effective tax rate	37.0%	37.2%

Net earnings from continuing operations	$240.4	$219.2	10%

Diluted earnings per share from continuing operations	$0.45	$0.39	15%

Total Revenues

Our consolidated revenues for the three months ended September 30, 2007 grew 14%, to $1,992.0 million, due to increases in Employer Services of 11%, or $140.9 million, to $1,420.7 million, PEO Services of 21%, or $40.8 million, to $235.7 million, and Dealer Services of 8%, or $23.9 million, to $325.7 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 11% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Revenue growth was favorably impacted by $25.2 million, or 1%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended September 30, 2007 include interest on funds held for clients of $154.5 million as compared to $134.6 million in the prior year. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 8% in our average client funds balances to $13.5 billion, as well as the increase in the average interest rate earned to approximately 4.6% during the quarter as compared to 4.3% in the prior year.

Total Expenses

Our consolidated expenses for the three months ended September 30, 2007 increased $159.5 million, to $1,655.1 million, from $1,495.6 million for the three months ended September 30, 2006. The increase in our consolidated expenses is due to the increase in our revenues, higher pass through costs associated with our PEO business, an increase in our salesforce and implementation personnel, and higher expenses associated with Employer Services’ new business sales and implementation. In addition, consolidated expenses for the three months ended September 30, 2007 increased $23.3 million, or 1%, due to fluctuations in foreign currency exchange rates.

Operating expenses increased $104.8 million, or 13%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, due to the increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The pass-through costs were $169.1 million and $142.6 million for the three months ended September 30, 2007 and 2006, respectively. Additionally, the increase in operating expenses is due to an increase of approximately $38.7 million relating to compensation expenses associated with implementation and service personnel in Employer Services, as well as increased operating expenses of $2.8 million related to increased revenue related to our GlobalView® product, which is our outsourcing offering for multinational and global organizations. Additionally, our operating expenses increased by $7.5 million due to the hiring of Dealer Services personnel to support new business sales in Europe. Lastly, operating expenses increased approximately $11.3 million due to the operating costs of our new businesses acquired and approximately $11.0 million due to foreign currency fluctuations.

Selling, general and administrative expenses increased $41.0 million, or 8%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, which was attributable to the increase in salesforce personnel in Employer Services resulting in an increase of approximately $27.3 million of expenses. This $27.3 million increase includes approximately $16.1 million relating to the hiring of Employer Services’ salesforce personnel to support our new business sales. Lastly, selling, general and administrative expenses increased approximately $10.6 million due to the selling, general and administrative costs of our new businesses acquired and approximately $9.2 million due to foreign currency fluctuations.

Systems development and programming expenses increased $10.5 million, or 9%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, due to an increase in expenses of $4.6 million for our new businesses acquired and higher maintenance expenses associated with our services and products. Lastly, systems development and programming expenses increased approximately $2.4 million due to foreign currency fluctuations.

Other income, net

Other income, net, decreased $45.4 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, due to a gain of $38.6 million on the sale of a minority investment during the three months ended September 30, 2006. Additionally, other income, net decreased due to a decrease in interest income on corporate funds of $7.6 million as a result of lower average daily balances. Average daily balances declined from $4.6 billion to $3.8 billion due to the use of corporate funds for repurchases of common stock during the three months ended September 30, 3007 and the fiscal year ended June 30, 2007.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $32.3 million, or 9%, from $349.2 million for the three months ended September 30, 2006 to $381.5 million for the three months ended September 30, 2007 due to the increase in revenues and corresponding expenses discussed above. Overall margin decreased from 20% to 19% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to the gain of $38.6 million recognized on the sale of a minority investment during the three months ended September 30, 2006.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2007 was 37.0%, as compared to 37.2% for the comparable period in the prior year. The effective tax rate decreased due to a favorable mix in income among state and foreign tax jurisdictions, as well as tax rate changes in certain foreign tax jurisdictions. This decrease was partially offset by an increase in income tax expense relating to the recording of the interest liability associated with our unrecognized tax benefits within income tax expense upon the adoption of FIN 48. This increased our effective tax rate by approximately 0.9 percentage points for the three months ended September 30, 2007.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 10%, to $240.4 million, for the three months ended September 30, 2007, from $219.2 million for the three months ended September 30, 2006, and the related diluted earnings per share from continuing operations increased 15%, to $0.45, for the three months ended September 30, 2007. The increase in net earnings from continuing operations for the three months ended September 30, 2007 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues being offset by expenses, and a lower effective tax rate as described above. These increases were offset by the decline in other income, net as a result of recording the gain on the sale of a minority investment of $38.6 million during the three months ended September 30, 2006. The increase in diluted earnings per share from continuing operations for the three months ended September 30, 2007 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 10.9 million shares during the three months ended September 30, 2007 and the repurchase of 40.2 million shares in the fiscal year ended June 30, 2007.

Analysis of Reportable Segments

Revenues
	Three Months Ended September 30,
	2007	2006	Change

Employer Services	$1,420.7	$1,279.8	11%
PEO Services	235.7	194.9	21%
Dealer Services	325.7	301.8	8%
Other	(0.7)	0.3	(100)+%
Reconciling items:
Foreign exchange	7.2	(15.5)
Client fund interest	3.4	(6.5)
Total revenues	$1,992.0	$1,754.8	14%

Earnings from Continuing Operations before Income Taxes

	Three Months Ended September 30,
	2007	2006	Change

Employer Services	$318.1	$279.8	14%
PEO Services	25.0	15.7	59%
Dealer Services	50.5	44.8	13%
Other	(45.5)	(9.8)	(100)+%
Reconciling items:
Foreign exchange	0.6	(1.2)
Client fund interest	3.4	(6.5)
Cost of capital charge	29.4	26.4
Total earnings from continuing operations
before income taxes	$381.5	$349.2	9%

The prior year’s reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2008. This adjustment is made for management purposes so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in foreign currency rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

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

Employer Services

Revenues

Employer Services’ revenues increased 11% for the three months ended September 30, 2007 due to new business started in the period, an increase in the number of employees on our clients’ payrolls, increased client retention, the impact of pricing increases, which contributed approximately 2% to our revenue growth, and an increase in average client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 9% for the three months ended September 30, 2007. Revenue from our traditional payroll and payroll tax filing business grew 8%. The number of employees on our clients’ payrolls, “pays per control,” increased 1.6% for the three months ended September 30, 2007 in the United States. This employment metric represents over 141,000 payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Our worldwide client retention for the three months ended September 30, 2007 improved 0.5 percentage points as compared to the three months ended September 30, 2006. Revenues from our “beyond payroll” services, excluding PEO Services, which is disclosed as a separate reportable segment, increased 18% for the three months ended September 30, 2007, due to an increase in our Time and Labor Management services revenues of 18% and due to the impact of business acquisitions. The increase in revenues related to our Time and Labor Management services revenues was due to an increase in the number of clients utilizing these services.

We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $9.6 million for the three months ended September 30, 2007, which represented 1% growth in Employer Services’ revenues, due to the increase in the average client funds balances as a result of increased Employer Services’ new business and growth in our existing client base. The average client funds balances were $13.3 billion and $12.4 billion for the three months ended September 30, 2007 and 2006, respectively, which was an increase of 7%.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 14%, from $279.8 million to $318.1 million, for the three months ended September 30, 2007. Earnings from continuing operations before income taxes for the three months ended September 30, 2007 grew at a faster rate than revenues due to the improvement in margins for our services from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher operating expenses from the increase of $38.7 million in compensation expenses for implementation and service personnel, as well as higher selling expenses of $16.1 million related to new business opportunities. Additionally, there was an increase in operating expenses of $2.8 million related to the increased revenues of our GlobalView product. Lastly, our expenses increased by approximately $21.7 million as a result of our acquisitions of new businesses in Employer Services.

PEO Services

Revenues

PEO Services’ revenues increased 21% for the three months ended September 30, 2007, due to a 19% increase in the average number of worksite employees. The increase in the average number of worksite employees was due to new client sales, improved client retention and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $26.3 million, or 22%, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $9.5 million, or 24% for the three months ended September 30, 2007, due to the increase in the number of average worksite employees and price increases.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.4 million for the three months ended September 30, 2007, due to the increase in the average client funds balances as a result of increased PEO Services new business and growth in our existing client base. The average client funds balances were $0.2 billion and $0.1 billion for the three months ended September 30, 2007 and 2006, respectively.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $9.3 million, or 59%, to $25.0 million for the three months ended September 30, 2007. This increase is due to the $40.8 million increase in revenues offset by an increase in certain costs as follows. As compared to the prior year, our cost of providing benefits to worksite employees increased $26.3 million. In addition, our expenses associated with new business sales increased $2.2 million as a result of growth in our salesforce and an increase in sales of 12% over the comparable period in the prior year, and our cost of service increased $2.1 million.

Dealer Services

Revenues

Dealer Services’ revenues increased 8% for the three months ended September 30, 2007. Internal revenue growth was approximately 6% for the three months ended September 30, 2007. Revenues increased for our dealer business systems in North America by $16.9 million, to $250.3 million, for the three months ended September 30, 2007 due to growth in our key products. The growth in our key products was driven by the increased users for Application Service Provider managed services, growth in our Digital Marketing strategic initiatives, increased Credit Check and Computerized Vehicle Registration transaction volume and new network installations. In addition, revenues increased $4.8 million due to business acquisitions in the second half of the fiscal year ended June 30, 2007, as well as in the three months ended September 30, 2007.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $5.7 million, or 13%, to $50.5 million for the three months ended September 30, 2007 due to the increase in revenues of our dealer business systems and contributions from recent acquisitions, offset by an increase in operating expenses as a result of an increase in headcount to support new business sales and the timing of new business installations during the quarter. Lastly, our expenses increased by approximately $4.8 million as a result of our acquisitions of businesses during the three months ended September 30, 2007.

Other

The primary components of “Other” are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense. Additionally, a gain of $38.6 million on the sale of a minority investment is included in “Other” for the three months ended September 30, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, cash and marketable securities were $1,876.6 million, stockholders’ equity was $4,997.9 million and the ratio of long-term debt-to-equity was 0.9%. At September 30, 2007, working capital from continuing operations was $1,120.2 million as compared to $1,534.8 million at June 30, 2007. This decrease is due to the increased use of cash to repurchase common stock.

Our principal sources of liquidity are derived from cash generated through operations and through cash and marketable securities on hand. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements. In addition, the Company has three unsecured revolving credit agreements that allow us to borrow up to $5.5 billion in the aggregate. Our short-term commercial paper program and reverse repurchase agreements are utilized as the primary instruments to meet short-term funding requirements related to client funds obligations. Our revolving credit agreements are in place to provide additional liquidity, if needed. We have never had borrowings under the revolving credit agreements. We believe that the internally generated cash flows and financing arrangements are adequate to support business operations and capital expenditures.

Net cash flows provided by operating activities were $276.5 million for the three months ended September 30, 2007, as compared to $167.3 million for the comparable period in the prior fiscal year. This was due to the $117.4 million decrease in accounts receivable offset by a $56.9 million increase in other assets. The decrease in accounts receivable was related to the timing of our collections and the increase in other assets was due to a $30.1 million increase in our pension plan cash contributions. In addition, there was a $105.5 million increase in accrued expenses and other liabilities largely due to a $78.0 million increase in income taxes liabilities due to the timing of tax payments.

Net cash flows used in investing activities for the three months ended September 30, 2007 totaled $326.0 million, compared to cash flows used in investing activities for the three months ended September 30, 2006 of $31.1 million. This was due to the timing of purchases of and proceeds from the sales or maturities of marketable securities that resulted in an increase of cash used of $245.0 million, the change in client fund obligations that resulted in an increase of cash used of $110.4 million, the increase in cash paid for acquisitions of $32.1 million and the proceeds from the sale of a minority investment in the three months ended September 30, 2006 of $38.6 million. These increases were offset by $102.7 million of net cash received from the divestiture of the Travel Clearing business during the three months ended September 30, 2007.

Net cash flows used in financing activities for the three months ended September 30, 2007 totaled $289.3 million, compared to $636.3 million for the three months ended September 30, 2006. The decrease was due to cash received of $345.9 million for a reverse repurchase transaction, which was outstanding at September 30, 2007. In addition, the decrease was a result of a decline in the repurchases of common stock of $52.9 million. These items were offset by a decrease in proceeds received from the stock purchase plan and exercises of stock options of $16.5 million and an increase in dividends paid of $22.3 million, which resulted from the increase in the amount of dividends per common share for the three months ended September 30, 2007, as compared to the comparable period in the prior year. We purchased 10.9 million shares of our common stock at an average price per share of $46.93 during the three months ended September 30, 2007. As of September 30, 2007, we had remaining Board of Directors’ authorization to purchase up to 32.8 million additional shares.

In June 2007, we entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced our prior $1.75 billion 364-day facility. We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowing through September 30, 2007 under the credit agreements.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2007 and 2006, there was no commercial paper outstanding. For the three months ended September 30, 2007 and 2006, we had average borrowings of $1.8 billion and $2.4 billion, respectively, at a weighted average interest rate of 5.2% and 5.3%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2007 and 2006 was less than two days for both periods.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2007, the Company had a $345.9 million obligation outstanding related to the reverse repurchase agreements. The term of the reverse repurchase transaction matured on October 1, 2007 and the outstanding obligation was repaid. At September 30, 2006, there were no outstanding obligations under reverse repurchase agreements. For the three months ended September 30, 2007 and 2006, we had average outstanding balances under reverse repurchase agreements of $343.7 million and $142.9 million, respectively, at a weighted average interest rate of 4.5% for both periods.

For the three months ended September 30, 2007 capital expenditures for continuing operations were $36.4 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2008 are expected to be approximately $200.0 million, compared to $169.7 million in the fiscal year ended June 30, 2007.

Upon the adoption of FIN 48, we have not updated the table that provides a summary of our contractual obligations as of June 30, 2007 that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as we are unable to make reasonably reliable estimates as to the period in which cash will be paid related to the unrecognized tax benefits of $359.2 million at September 30, 2007.

In the normal course of business, we enter into contracts in which we make representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2007, approximately 25% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 75% of our investment portfolio was invested in fixed-income securities, with varying maturities of less than ten years, which were also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2007	2006
Average investment balances at cost:
Corporate investments	$3,808.1	$4,647.9
Funds held for clients	13,452.6	12,513.3
Total	$17,260.7	$17,161.2

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	4.6%	4.4%
Funds held for clients	4.6%	4.3%
Total	4.6%	4.3%

Realized gains on available- for-sale securities	$4.6	$0.4
Realized losses on available- for-sale securities	(4.6)	(0.6)
Net realized losses on available- for-sale securities	$—	$(0.2)

	September 30,	June 30,
	2007	2007
Net unrealized pre-tax losses on available-for-sale securities	$(15.8)	$(184.9)
Total available-for-sale securities	$13,698.8	$13,369.4

The return on our portfolio is impacted by interest rate changes. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the Fed Funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $11 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2008. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2008.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. We limit credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At September 30, 2007, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any security other than US and Canadian government or government agency securities. The Company’s investment portfolio does not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor does it contain any collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs). The Company’s investment portfolio does include senior tranches of AAA-rated, fixed rate credit card, auto loan, and other asset-backed securities.

We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for trading purposes.

Income Taxes

We are routinely examined by the IRS and tax authorities in countries in which we conduct business, as well as in states in which we have significant business operations, such as California, Illinois, Minnesota and New York. The tax years under examination vary by jurisdiction. We expect an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. We are also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; and Minnesota for fiscal years ended June 30, 1998 through June 30, 2004. New York State and New York City will commence their audits of fiscal years ended June 30, 2004 through June 30, 2006 in the early part of calendar year 2008. We have been notified by the Province of Quebec that it intends to audit the 2005 and 2006 tax returns beginning in November 2007. We are currently unable to make reasonably reliable estimates as to when these examinations will be completed. We regularly consider the likelihood of assessments in each of the jurisdictions resulting from examinations. We have established tax reserves which we believe are adequate in relation to the potential assessments. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters should not have a material effect on our consolidated financial condition, although a resolution could have a material impact on our Statements of Consolidated Earnings for a particular future period and on our effective tax rate.

New Accounting Pronouncements

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize as an increase to additional paid-in capital the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. We do not expect EITF 06-11 to have a material impact on our results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 157 will not have a material effect on our consolidated results of operations, cash flows or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. We adopted the provisions of FIN 48 as of July 1, 2007, which resulted in a decrease to stockholders’ equity of $11.7 million (see Note 16).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1)

July 1, 2007 to July 31, 2007	2,304,726		$48.94	2,256,600	41,519,940

August 1, 2007to August 31, 2007	4,601,334		$47.23	4,600,000	36,919,940

September 1, 2007 to September 30, 2007	4,099,561		$45.48	4,090,000	32,829,940

Total	11,005,621	(2)		10,946,600

(1) In March 2001, the Company received the Board of Directors’ approval to repurchase up to 50 million shares of our common stock. In November 2002, November 2005 and August 2006, we received the Board of Directors’ approval to repurchase an additional 35 million, 50 million and 50 million shares, respectively, of the Company’s common stock. There is no expiration date for the common stock repurchase plan.

(2) During the three months ended September 30, 2007, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 48,126 shares during July 2007 and 4,302 shares during September 2007 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 1,334 shares during August 2007 and 5,259 shares during September 2007 at a price of $0.10 per share, under the terms of such program to repurchase stock granted to employees who have left the Company.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: November 9, 2007	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)