Form 10-Q
period 2007-12-31
AUTOMATIC DATA PROCESSING INC
filed 2008-02-11
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-5397

      AUTOMATIC DATA PROCESSING, INC.

(Exact name of registrant as specified in its charter)

__________________________________

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 522,752,945.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,738.8	$1,527.9	$3,342.4	$2,954.5
Interest on funds held for clients	162.0	142.4	316.5	277.0
PEO revenues (A)	249.3	204.0	483.2	397.6
TOTAL REVENUES	2,150.1	1,874.3	4,142.1	3,629.1

EXPENSES:
Costs of revenues:
Operating expenses	979.8	821.5	1,888.1	1,625.0
Systems development and programming costs	128.8	119.6	253.1	233.5
Depreciation and amortization	59.6	50.7	119.0	100.9
TOTAL COSTS OF REVENUES	1,168.2	991.8	2,260.2	1,959.4

Selling, general and administrative expenses	554.5	514.6	1,088.1	1,007.2
Interest expense	30.7	32.3	60.1	67.7
TOTAL EXPENSES	1,753.4	1,538.7	3,408.4	3,034.3

Other income, net	(43.9)	(59.9)	(88.4)	(149.9)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	440.6	395.5	822.1	744.7

Provision for income taxes	149.0	147.5	290.1	277.6

NET EARNINGS FROM CONTINUING OPERATIONS	$291.6	$248.0	$532.0	$467.1

Earnings (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.4) and $25.1 for the three months ended December 31, 2007 and 2006, respectively, and $30.8 and $50.3 for the six months ended December 31, 2007 and 2006, respectively	(0.4)	49.7	56.5	88.0

NET EARNINGS	$291.2	$297.7	$588.5	$555.1

Basic Earnings Per Share from Continuing Operations	$0.56	$0.45	$1.01	$0.85
Basic Earnings Per Share from Discontinued Operations	—	0.09	0.11	0.16
BASIC EARNINGS PER SHARE	$0.56	$0.54	$1.12	$1.01

Diluted Earnings Per Share from Continuing Operations	$0.55	$0.45	$1.00	$0.84
Diluted Earnings Per Share from Discontinued Operations	—	0.09	0.11	0.16
DILUTED EARNINGS PER SHARE	$0.55	$0.54	$1.10	$1.00

Basic weighted average shares outstanding	523.1	548.5	525.7	551.4
Diluted weighted average shares outstanding	530.4	555.3	532.9	557.9

Dividends declared per common share	$0.2900	$0.2300	$0.5200	$0.4150

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $2,964.9 and $2,442.5 for the three months ended December 31, 2007 and 2006, respectively, and $5,369.1 and $4,345.3 for the six months ended December 31, 2007 and 2006, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31,	June 30,
Assets	2007	2007
Current assets:
Cash and cash equivalents	$1,320.5	$1,746.1
Short-term marketable securities	20.8	70.4
Accounts receivable, net	1,069.8	1,041.9
Other current assets	680.1	448.1
Assets of discontinued operations	—	57.7
Total current assets	3,091.2	3,364.2
Long-term marketable securities	68.2	68.1
Long-term receivables, net	231.5	226.5
Property, plant and equipment, net	731.0	723.8
Other assets	829.4	735.5
Goodwill	2,415.7	2,353.6
Intangible assets, net	678.9	688.0
Total assets before funds held for clients	8,045.9	8,159.7
Funds held for clients	19,499.8	18,489.2
Total assets	$27,545.7	$26,648.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96.0	$125.9
Accrued expenses and other current liabilities	1,493.4	1,527.1
Income taxes payable	163.5	118.7
Liabilities of discontinued operations	—	19.1
Total current liabilities	1,752.9	1,790.8
Long-term debt	36.7	43.5
Other liabilities	582.3	390.5
Deferred income taxes	184.1	127.7
Long-term deferred revenues	487.8	475.5
Total liabilities before client funds obligations	3,043.8	2,828.0
Client funds obligations	19,324.3	18,673.0
Total liabilities	22,368.1	21,501.0

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7shares at December 31, 2007 and June 30, 2007;outstanding, 521.4 and 535.8 shares at December 31, 2007and June 30, 2007, respectively	63.9	63.9
Capital in excess of par value	436.9	351.8
Retained earnings	9,684.5	9,378.5
Treasury stock- at cost: 117.3 and 102.9 shares at December 31, 2007 and June 30, 2007, respectively	(5,324.8)	(4,612.9)
Accumulated other comprehensive income (loss)	317.1	(33.4)
Total stockholders’ equity	5,177.6	5,147.9
Total liabilities and stockholders’ equity	$27,545.7	$26,648.9

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$588.5	$555.1
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	—	(38.6)
Depreciation and amortization	167.6	146.8
Deferred income taxes	(33.9)	1.3
Stock-based compensation expense	63.4	70.3
Net pension expense	19.2	20.2
Net realized gain from the sales of marketable securities	(0.1)	(17.9)
Amortization of premiums and discounts on available-for-sale securities	18.0	21.7
Gain on sale of discontinued businesses, net of tax	(56.5)	(12.6)
Other	60.6	21.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(13.6)	(151.5)
Increase in other assets	(79.7)	(88.3)
Decrease in accounts payable	(19.0)	(26.1)
Decrease in accrued expenses and other liabilities	(117.2)	(170.1)
Operating activities of discontinued operations	—	165.6
Net cash flows provided by operating activities	597.3	497.4

Cash Flows from Investing Activities:
Purchases of marketable securities	(3,291.1)	(2,468.1)
Proceeds from the sales and maturities of marketable securities	2,387.4	2,614.3
Net proceeds from (purchases of) client funds securities	400.5	(4,044.7)
Net increase in client funds obligations	538.9	4,188.3
Capital expenditures	(90.3)	(80.2)
Additions to intangibles	(47.1)	(98.7)
Acquisitions of businesses, net of cash acquired	(80.4)	(369.2)
Proceeds from the sale of cost-based investment	—	38.6
Other	9.0	9.2
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	102.7	13.2
Investing activities of discontinued operations	—	(12.0)
Net cash flows used in investing activities	(70.4)	(209.3)

Cash Flows from Financing Activities:
Proceeds from issuance of notes	0.2	0.3
Payments of debt	(7.3)	(1.2)
Repurchases of common stock	(881.4)	(872.0)
Proceeds from stock purchase plan and exercises of stock options	130.5	147.9
Dividends paid	(250.3)	(207.9)
Financing activities of discontinued operations	—	30.7
Net cash flows used in financing activities	(1,008.3)	(902.2)

Effect of exchange rate changes on cash and cash equivalents	41.1	8.2

Net change in cash and cash equivalents	(440.3)	(605.9)

Cash and cash equivalents of continuing operations, beginning of period	1,746.1	1,800.1
Cash and cash equivalents of discontinued operations, beginning of period	14.7	100.5
Cash and cash equivalents, end of period	1,320.5	1,294.7

Less cash and cash equivalents of discontinued operations, end of period	—	147.2

Cash and cash equivalents of continuing operations, end of period	$1,320.5	$1,147.5

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2007. The results of operations for the three and six months ended December 31, 2007 may not be indicative of the results to be expected for the fiscal year ending June 30, 2008.

Note 2. Divestitures

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116.0 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented. Additionally, during the six months ended December 31, 2007, the Company reported a gain of $88.5 million, or $57.2 million after taxes, exclusive of a working capital adjustment, within earnings (loss) from discontinued operations on the Statements of Consolidated Earnings. In January 2008, the Company resolved all remaining contingencies related to the sale and received an additional payment of $7.2 million, which represented the final purchase price adjustment for the sale of the Travel Clearing business. The Company will record this amount as an additional gain within earnings from discontinued operations during the three months ended March 31, 2008.

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

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus an additional earn-out payment if certain revenue targets are achieved. During the fiscal year ended June 30, 2007, the Company reported a gain of $11.2 million, or $6.9 million after tax, within earnings (loss) from discontinued operations on the Statements of Consolidated Earnings. The Company has classified the results of operations of this business as discontinued operations for all periods presented.

During the three months ended December 31, 2007, the Company recorded a charge of $0.7 million, net of taxes, within earnings (loss) from discontinued operations related to professional fees incurred in connection with the divestitures of businesses.

Operating results of these discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$—	$459.5	$—	$922.3

Earnings from discontinued operations before income taxes	—	61.6	—	125.1
Provision for income taxes	—	24.5	—	49.7
Net earnings from discontinued operations before gain on disposal of discontinued operations	—	37.1	—	75.4
Gain (loss) on disposal of discontinued operations, net of provision for income taxes of $(0.4) and $0.6 for the three months ended December 31,2007 and 2006, respectively, and $30.8 and $0.6 for the six months ended December 31, 2007 and 2006, respectively	(0.4)	12.6	56.5	12.6
Net earnings (loss) from discontinued operations	$(0.4)	$49.7	$56.5	$88.0

There were no assets or liabilities of discontinued operations as of December 31, 2007. The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2007:

June 30,
2007
Assets:
Cash	$14.7
Accounts receivable, net	12.7
Property, plant and equipment, net	5.3
Goodwill	10.1
Intangible assets, net	9.6
Other assets	5.3

Total	$57.7

Liabilities:
Accrued expenses	$15.9
Income taxes payable	1.4
Other liabilities	1.8

Total	$19.1

Note 3. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after July 1, 2009. The Company cannot anticipa te whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on whether the Company enters into a business combination after July 1, 2009 and the terms of such a transaction.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 will impact business combinations for the Company that may be completed on or after July 1, 2009. Currently, the Company does not anticipate the adoption of SFAS No. 160 will have a material impact on its results of operations and financial condition.

In March 2007, the FASB ratified EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its consolidated results of operations, cash flows or financial condition.

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

Note 4. Acquisitions

The Company acquired three businesses during the six months ended December 31, 2007 for approximately $40.5 million, net of cash acquired. These acquisitions resulted in approximately $22.8 million of goodwill. Intangible assets acquired, which totaled approximately $18.0 million, consisted primarily of customer contracts and lists and software that are being amortized over a weighted average life of 10 years. The acquisitions were not material, either individually or in the aggregate, to the Company's operations, financial position or cash flows. The Company also made $39.9 million of contingent payments during the six months ended December 31, 2007, relating to previously consummated acquisitions.

Note 5. Earnings per Share (“EPS”)

	Basic	Effect of Zero Coupon Subordinated Notes	Effect of Employee Stock Option Shares	Effect of Employee Stock Purchase Plan Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended December 31,

2007
Net earnings from continuing operations	$291.6	$—	$—	$—	$—	$291.6
Weighted average shares (in millions)	523.1		5.6	0.6	1.1	530.4
EPS from continuing operations	$0.56					$0.55

2006
Net earnings from continuing operations	$248.0	$0.4	$—	$—	$—	$248.4
Weighted average shares (in millions)	548.5	1.1	4.8	0.6	0.3	555.3
EPS from continuing operations	$0.45					$0.45

Six months ended December 31,

2007
Net earnings from continuing operations	$532.0	$—	$—	$—	$—	$532.0
Weighted average shares (in millions)	525.7		5.6	0.6	1.0	532.9
EPS from continuing operations	$1.01					$1.00

2006
Net earnings from continuing operations	$467.1	$0.8	$—	$—	$—	$467.9
Weighted average shares (in millions)	551.4	1.1	4.1	0.5	0.8	557.9
EPS from continuing operations	$0.85					$0.84

Options to purchase 6.9 million and 21.5 million shares of common stock for the three months ended December 31, 2007 and 2006, respectively, and 6.9 million and 24.9 million shares of common stock for the six months ended December 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

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

o

Time-Based Restricted Stock. The Company has a time-based restricted stock program under which shares of common stock have been issued to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of time-based restricted stock over the period during which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s time-based restricted stock, based on market prices on the date of grant, is recognized as compensation expense over the restriction period on a straight-line basis.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $34.5 million and $37.7 million was recognized in earnings from continuing operations for the three months ended December 31, 2007 and 2006, respectively, as well as related tax benefits of $10.6 million and $11.4 million, respectively. Stock-based compensation expense of $63.4 million and $70.3 million was recognized in earnings from continuing operations for the six months ended December 31, 2007 and 2006, respectively, as well as related tax benefits of $19.1 million and $20.9 million, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Operating expenses	$6.8	$6.7	$12.1	$11.7
Selling, general and administrative expenses	21.6	24.0	40.5	46.6
System development and programming costs	6.1	7.0	10.8	12.0
Total pretax stock-based compensation expense included in continuing operations	$34.5	$37.7	$63.4	$70.3
Total pretax stock-based compensation expense included in discontinued operations	—	6.7	—	12.6
Total pretax stock-based compensation expense	$34.5	$44.4	$63.4	$82.9

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $49.5 million, $10.4 million and $110.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years, 1.0 years and 1.8 years, respectively.

During the six months ended December 31, 2007, the following activity occurred under our existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)

Options outstanding at July 1, 2007	53,786	$40
Options granted	304	$47
Options exercised	(2,858)	$34
Options canceled	(880)	$41

Options outstanding at December 31, 2007	50,352	$41

Performance-Based Restricted Stock:

Number of Shares (in thousands)

Restricted shares outstanding at July 1, 2007	1,711
Restricted shares granted	1,487
Restricted shares vested	(122)
Restricted shares forfeited	(51)

Restricted shares outstanding at December 31, 2007	3,025

The fair value of each stock option issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option pricing model. For stock options issued on or after January 1, 2005, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected l ife of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The following assumptions were used to determine the fair values estimated at the date of grant for stock options:

	Six Months Ended
	December 31,
	2007	2006
Risk-free interest rate	3.9-4.6%	4.7-5.4%
Dividend yield	1.7%	1.6%
Weighted average volatility factor	24.5%	24.5-24.7%
Weighted average expected life (in years)	5.0	5.6
Weighted average fair value (in dollars)	$11.24	$11.13

Note 7. Other Income, net

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Interest income on corporate funds	$(43.2)	$(41.8)	$(87.1)	$(93.4)
Gain on sale of investment	—	—	—	(38.6)
Realized gains on available-for-sale securities	(0.8)	(19.7)	(5.4)	(20.1)
Realized losses on available-for-sale securities	0.7	1.6	5.3	2.2
Other, net	(0.6)	—	(1.2)	—

Other income, net	$(43.9)	$(59.9)	$(88.4)	$(149.9)

Proceeds from sales and maturities of available-for-sale securities were $2,387.4 million and $2,614.3 million for the six months ended December 31, 2007 and 2006, respectively.

During the six months ended December 31, 2006, the Company sold a minority investment that was previously accounted for using the cost basis. The Company’s sale of this investment resulted in a gain of approximately $38.6 million.

The Company has an outsourcing agreement with Broadridge pursuant to which the Company will continue to provide data center outsourcing, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as had been provided pre-spin. As a result of the outsourcing agreement, the Company recognized income of $26.6 million and $52.8 million for the three and six months ended December 31, 2007, respectively, and recognized expenses directly associated with providing such services of $26.0 million and $51.6 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company had a $9.1 million and $9.6 million receivable from Broadridge for the services under this agreement within accounts receivable on the Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007, respectively.

Note 8. Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net earnings	$291.2	$297.7	$588.5	$555.1
Other comprehensive income:
Foreign currency translation adjustments	111.5	10.3	115.6	31.9
Unrealized net gain (loss) on available-for-sale securities, net of tax	123.2	(10.0)	231.7	111.1
Pension benefit plans adjustment	1.6	—	3.2	—
Comprehensive income	$527.5	$298.0	$939.0	$698.1

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

The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2008. In addition, in the three months ended December 31, 2006, the Company previously reported certain payroll processing revenues and earnings in the Other segment. Based upon a change in the manner in which management views these revenues and earnings, such services have been reported in the Employer Services segment in the three months ended December 31, 2007. As a result, revenues of $20.7 million and earnings from continuing operations of $20.7 million were reclassified from the Other segment to the Employer Services segment for the three months ended December 31, 2006 in order to conform to the current period presentation.

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

Segment Results:

Revenues
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Employer Services	$1,526.4	$1,378.1	$2,947.1	$2,658.0
PEO Services	251.1	205.5	486.8	400.4
Dealer Services	340.3	310.7	666.0	612.5
Other	1.0	0.1	0.3	0.3
Reconciling items:
Foreign exchange	29.8	(14.7)	37.0	(30.2)
Client fund interest	1.5	(5.4)	4.9	(11.9)
Total	$2,150.1	$1,874.3	$4,142.1	$3,629.1

	Earnings from Continuing Operations Before Income Taxes
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Employer Services	$380.0	$333.9	$698.1	$613.7
PEO Services	26.4	22.1	51.4	37.8
Dealer Services	56.5	48.9	107.0	93.7
Other	(54.9)	(30.4)	(100.4)	(40.2)
Reconciling items:
Foreign exchange	4.2	(1.9)	4.7	(3.1)
Client fund interest	1.5	(5.4)	4.9	(11.9)
Cost of capital charge	26.9	28.3	56.4	54.7
Total	$440.6	$395.5	$822.1	$744.7

Note 10. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2007 and June 30, 2007 are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$6,135.8	$—	$—	$6,135.8
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,248.6	104.2	(2.3)	6,350.5
Corporate bonds	3,783.4	50.6	(7.8)	3,826.2
Asset-backed securities	1,921.2	20.4	(4.4)	1,937.2
Canadian government obligations and Canadian government agency obligations	1,153.9	4.8	(3.7)	1,155.0
Other debt securities	1,489.9	17.7	(3.0)	1,504.6

Total available-for-sale securities	14,597.0	197.7	(21.2)	14,773.5

Total corporate investments and funds held for clients	$20,732.8	$197.7	$(21.2)	$20,909.3

June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:

Money market securities and other cash equivalents	$7,004.4	$—	$—	$7,004.4
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,010.9	1.7	(90.0)	5,922.6
Corporate bonds	3,388.6	2.0	(38.2)	3,352.4
Asset-backed securities	1,906.5	0.6	(21.1)	1,886.0
Canadian government obligations and Canadian government agency obligations	1,042.5	0.2	(22.3)	1,020.4
Other debt securities	1,205.8	0.7	(18.5)	1,188.0

Total available-for-sale securities	13,554.3	5.2	(190.1)	13,369.4

Total corporate investments and funds held for clients	$20,558.7	$5.2	$(190.1)	$20,373.8

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2007	2007

Corporate investments:
Cash and cash equivalents	$1,320.5	$1,746.1
Short-term marketable securities	20.8	70.4
Long-term marketable securities	68.2	68.1
Total corporate investments	$1,409.5	$1,884.6

Funds held for clients represent assets that are used solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients represent investments that have been invested in the following categories:

	December 31,	June 30,
	2007	2007

Funds held for clients:
Cash and cash equivalents	$4,668.9	$5,189.2
Short-term marketable securities	2,451.7	2,403.2
Long-term marketable securities	12,232.8	10,827.7
Other	146.4	69.1
Total funds held for clients	$19,499.8	$18,489.2

The Company has reported a liability within client funds obligations on the Consolidated Balance Sheet for the remittance of the funds held for clients to the employees of the Company’s clients or to the federal, state or local tax authorities. The client funds obligation, which represents a liability that will be repaid within one year of the balance sheet date, totaled $19,324.3 million and $18,673.0 million as of December 31, 2007 and June 30, 2007, respectively.  The Company’s investment portfolio over time, the Company utilizes a strategy to extend the maturities of its investment portfolio for funds held for clients and employs short-term financing arrangements to satisfy its short-term funding requirements relating to client funds obligations.

At December 31, 2007 approximately 95% of the available-for-sale securities held a AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service.

ADP’s investment portfolio does not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor does it contain any collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs). ADP’s investment portfolio does include senior tranches of AAA-rated, fixed rate credit card, auto loan, and other asset-backed securities.

The Company believes that its available-for-sale securities that have fair values below cost are not other-than-temporarily impaired since it is probable that principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and not changes in credit risk. The Company currently believes that it has the ability to hold these investments until the earlier of market price recovery and/or maturity and currently intends to do so. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Expected maturities of available-for-sale securities at December 31, 2007 are as follows:

Due in one year or less	$2,471.6
Due after one year to two years	2,377.5
Due after two years to three years	2,778.2
Due after three years to four years	3,143.6
Due after four years	4,002.6

Total available-for-sale securities	$14,773.5

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2007 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2007	$1,576.6	$4.8	$772.2	$2,353.6
Additions	—	—	22.8	22.8
Currency translation adjustments	34.5	—	17.7	52.2
Purchase price adjustments	(11.1)	—	(1.8)	(12.9)

Balance as of December 31, 2007	$1,600.0	$4.8	$810.9	$2,415.7

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2007	2007
Intangible assets:
Software and software licenses	$978.5	$947.0
Customer contracts and lists	751.1	712.0
Other intangibles	245.5	245.6
	1,975.1	1,904.6
Less accumulated amortization:
Software and software licenses	(737.6)	(694.5)
Customer contracts and lists	(382.4)	(349.6)
Other intangibles	(176.2)	(172.5)
	(1,296.2)	(1,216.6)
Intangible assets, net	$678.9	$688.0

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (4 years for software and software licenses, 11 years for customer contracts and lists, and 10 years for other intangibles). Amortization of intangible assets totaled $33.2 million and $35.8 million for the three months ended December 31, 2007 and 2006, respectively, and totaled $67.3 million and $68.6 million for the six months ended December 31, 2007 and 2006, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining six months of the fiscal year ending June 30, 2008 and the subsequent five fiscal years are as follows:

Amount
2008	$75.1
2009	$140.2
2010	$105.7
2011	$74.5
2012	$66.0
2013	$41.9

Note 12. Allowance for Doubtful Accounts

The allowance for doubtful accounts was $35.6 million and $30.8 million at December 31, 2007 and June 30, 2007, respectively.

Note 13. Short-term Financing

In June 2007, the Company entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $1.75 billion 364-day facility. The Company also has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2007 under the credit facilities.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2007 and June 30, 2007, there was no commercial paper outstanding. For both the three months ended December 31, 2007 and 2006, the Company’s average borrowings were $2.1 billion at a weighted average interest rate of 4.6% and 5.3%, respectively. For the six months ended December 31, 2007 and 2006, the Company’s average borrowings were $2.0 billion and $2.2 billion, respectively, at a weighted average interest rate of 4.9% and 5.3%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2007 and 2006 was less than two days for each period.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes satisfied on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2007 and June 30, 2007, there were no outstanding obligations under reverse repurchase agreements. For the three months ended December 31, 2007 and 2006, the Company had average outstanding balances under reverse repurchase agreements of $285.8 million and $113.5 million, respectively, at a weighted average interest rate of 4.4% and 4.3%, respectively. For the six months ended December 31, 2007 and 2006, the Company had average outstanding balances under reverse repurchase agreements of $314.7 million and $128.2 million, respectively, at a weighted ave rage interest rate of 4.5% and 4.4%, respectively.

Note 14. Pension Plans

The components of net pension expense were as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Service cost – benefits earned during the period	$11.3	$10.8	$22.6	$21.7
Interest cost on projected benefits	12.6	12.1	25.1	24.2
Expected return on plan assets	(16.8)	(15.2)	(33.6)	(30.5)
Net amortization and deferral	2.5	3.6	5.1	7.2
Net pension expense	$9.6	$11.3	$19.2	$22.6

Net pension expense for the three and six months ended December 31, 2006 includes $1.2 million and $2.4 million, respectively, reported within earnings (loss) from discontinued operations on the Statements of Consolidated Earnings.

There is no minimum required contribution to the Company’s pension plans during the fiscal year ending June 30, 2008. During the six months ended December 31, 2007, the Company made $51.7 million in contributions to the pension plans and expects to contribute an additional $1.7 million during the fiscal year ending June 30, 2008.

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

Note 16. Income Taxes

On July 1, 2007, the Company adopted the provisions of FIN 48. As a result of the adoption, the Company recorded a net decrease to retained earnings of $11.7 million, as well as a corresponding increase to other liabilities on the Consolidated Balance Sheets. Among other things, FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability, except for the amount for which a cash payment is anticipated within one year. Therefore, upon adoption, $100.6 million of tax liabilities were reclassified from other current liabilities to other liabilities on the Consolidated Balance Sheets.

As of July 1, 2007, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $350.2 million. The amount that, if recognized, would impact the effective tax rate is $152.0 million. The remainder, if recognized, would principally affect deferred taxes.

As of December 31, 2007, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $372.1 million. The amount that, if recognized, would impact the effective tax rate is $152.6 million. The remainder, if recognized, would principally affect deferred taxes.

Subsequent to the adoption of FIN 48, interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. Prior to the adoption of FIN 48, interest expense was recorded in selling, general and administrative expenses. During the six months ended December 31, 2007 and 2006, the Company recorded interest expense of $11.0 million and $4.7 million, respectively. At July 1, 2007, the Company had accrued interest of $97.6 million, recorded within other liabilities on the Consolidated Balance Sheets. At December 31, 2007, the Company had accrued interest of $107.6 million recorded on the Consolidated Balance Sheets, of which $38.2 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At July 1, 2007, the Company had accrued penalties of $19.8 million recorded within other liabilities on the Consolidated Balance Sheets. At December 31, 2007, the Company had accrued penalties of $19.5 million, of which $14.8 million was recorded within income taxes payable, and the remainder was recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota and New York. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. ADP is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; and Minnesota for fiscal years ended June 30, 1998 through June 30, 2004. New York State and New York City will commence the audits of fiscal years ended June 30, 2004 through June 30, 2006 in the early part of calendar year 2008. The Province of Quebec is examining the 2005 and 2006 tax returns. The Province of Ontario is examining the 2002, 2003 and 2004 tax returns. The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

During the three months ended December 31, 2007, the Company recorded a reduction in the provision for income taxes of $12.4 million, which was primarily related to the settlement of a state tax matter, for which the Company had previously recorded a liability for unrecognized tax benefits of $7.9 million and a related deferred tax asset of $2.9 million.

If certain pending tax matters settle within the next 12 months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to numerous jurisdictions and tax periods could increase earnings in an amount up to $70 million and expected net cash payments could be up to $60 million. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities in the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, should be considered in evaluating any forward-looking statements contained herein.

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

Additionally, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) on July 1, 2007. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. The Company’s adoption of FIN 48 resulted in a decrease to stockholders’ equity of $11.7 million. As of December 31, 2007, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $372.1 million.

DIVESTITURES

During the fiscal year ended June 30, 2007 and the six months ended December 31, 2007, the Company took efforts to divest certain non-strategic, slow-growing businesses. We completed the tax-free spin-off of our former Brokerage Services Group business on March 30, 2007 into an independent publicly traded company called Broadridge Financial Solutions, Inc. We made the decision to spin-off this business for several reasons. First, we determined that the growth potential of the Brokerage Services Group business, while part of ADP, was expected to be lower than that of our other businesses. Further, the Brokerage Services Group business had operating models and long-term growth plans that were different than those of our other businesses. The spin-off allowed more concentrated focus by each management team on their own respective core businesses, which is expected to be more beneficial to each company’s stockholders, clients and associates.

In addition, during the fiscal year ended June 30, 2007, we divested Sandy Corporation, which was previously reported in our Dealer Services segment. During the six months ended December 31, 2007, we finalized the sale of our Travel Clearing business, which was previously reported in our Other segment. We divested of Sandy Corporation and Travel Clearing because they were non-strategic businesses that did not complement our other businesses. Moreover, the growth potential of these businesses was also believed to be slower than that of our other businesses.

These transactions, along with our cash flows from operating activities, have allowed us to continue to focus on the objective of returning cash to our stockholders through our share buyback program and our cash dividends to stockholders. Subsequent to the completion of these transactions, the new ADP is a more focused company, which we believe has excellent growth potential for revenue and pretax earnings.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended December 31,
	2007	2006	Change

Total revenues	$2,150.1	$1,874.3	15%

Costs of revenues:
Operating expenses	979.8	821.5	19%
Systems development and programming costs	128.8	119.6	8%
Depreciation and amortization	59.6	50.7	18%
Total costs of revenues	$1,168.2	$991.8	18%

Selling, general and administrative expenses	554.5	514.6	8%
Interest expense	30.7	32.3	(5)%
Total expenses	$1,753.4	$1,538.7	14%

Other income, net	(43.9)	(59.9)	(27)%
Earnings from continuing operations before income taxes	$440.6	$395.5	11%
Margin	20%	21%

Provision for income taxes	$149.0	$147.5	1%
Effective tax rate	33.8%	37.3%

Net earnings from continuing operations	$291.6	$248.0	18%

Diluted earnings per share from continuing operations	$0.55	$0.45	22%

	Six Months Ended December 31,
	2007	2006	Change

Total revenues	$4,142.1	$3,629.1	14%

Costs of revenues:
Operating expenses	1,888.1	1,625.0	16%
Systems development and programming costs	253.1	233.5	8%
Depreciation and amortization	119.0	100.9	18%
Total costs of revenues	$2,260.2	$1,959.4	15%

Selling, general and administrative expenses	1,088.1	1,007.2	8%
Interest expense	60.1	67.7	(11)%
Total expenses	$3,408.4	$3,034.3	12%

Other income, net	(88.4)	(149.9)	(41)%
Earnings from continuing operations before income taxes	$822.1	$744.7	10%
Margin	20%	21%

Provision for income taxes	$290.1	$277.6	5%
Effective tax rate	35.3%	37.3%

Net earnings from continuing operations	$532.0	$467.1	14%

Diluted earnings per share from continuing operations	$1.00	$0.84	19%

Total Revenues

Our consolidated revenues for the three months ended December 31, 2007 grew 15%, to $2,150.1 million, due to increases in Employer Services of 11%, or $148.3 million, to $1,526.4 million, PEO Services of 22%, or $45.6 million, to $251.1 million, and Dealer Services of 10%, or $29.6 million, to $340.3 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 13% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Revenue growth was favorably impacted by $47.1 million, or 3%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended December 31, 2007 include interest on funds held for clients of $162.0 million as compared to $142.4 million for the three months ended December 31, 2006. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 9% in our average client funds balances to $14.3 billion, as well as the increase in the average interest rate earned to 4.5% during the three months ended December 31, 2007 as compared to 4.3% during the three months ended December 31, 2006.

Our consolidated revenues for the six months ended December 31, 2007 grew 14%, to $4,142.1 million, due to increases in Employer Services of 11%, or $289.1 million, to $2,947.1 million, PEO Services of 22%, or $86.4 million, to $486.8 million, and Dealer Services of 9%, or $53.5 million, to $666.0 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 13% for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. Revenue growth was favorably impacted by $72.3 million, or 2%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the six months ended December 31, 2007 include interest on funds held for clients of $316.5 million as compared to $277.0 million for the six months ended December 31, 2007. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 8% in our average client fund balances to $13.9 billion, as well as the increase in the average interest rate earned to 4.6% during the six months ended December 31, 2007 as compared to 4.3% during the six months ended December 31, 2006.

Total Expenses

Our consolidated expenses for the three months ended December 31, 2007 increased $214.7 million, to $1,753.4 million, from $1,538.7 million for the three months ended December 31, 2006. Our consolidated expenses for the six months ended December 31, 2007 increased $374.1 million, to $3,408.4 million, from $3,034.3 million for the six months ended December 31, 2006. The increase in our consolidated expenses for both periods is due to the increase in our revenues, higher pass through costs associated with our PEO business, an increase in our salesforce and implementation personnel, and higher expenses associated with Employer Services’ new business sales and implementation. In addition, consolidated expenses increased $42.5 million, or 3%, and $66.6 million, or 2%, for the three and six months ended December 31, 2007, respectively, due to fluctuations in foreign currency exchange rates.

Operating expenses increased $158.3 million, or 19%, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, due to the increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The pass-through costs were $176.4 million and $145.0 million for the three months ended December 31, 2007 and 2006, respectively. Additionally, the increase in operating expenses is due to an increase of approximately $36.0 million relating to compensation expenses associated with implementation and service personnel in Employer Services. Additionally, our operating expenses increased by $8.1 million due to the hiring of Dealer Services personnel to support new business sales in Europe. Lastly, operating expenses increased approximately $7.6 million due to the operating costs of our new businesses acquired and approximately $22.4 million due to foreign currency fluctuations.

Operating expenses increased $263.1 million, or 16%, for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, due to the increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The pass-through costs were $345.5 million and $287.6 million for the six months ended December 31, 2007 and 2006, respectively. Additionally, the increase in operating expenses is due to an increase of approximately $77.5 million relating to compensation expenses associated with implementation and service personnel in Employer Services. Additionally, our operating expenses increased by $15.6 million due to the hiring of Dealer Services personnel to support new business sales in Europe. Lastly, operating expenses increased approximately $18.9 million due to the operating costs of our new businesses acquired and approximately $33.4 million due to foreign currency fluctuations.

Systems development and programming expenses increased $9.2 million, or 8%, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, due to an increase in expenses of $1.5 million for our new businesses acquired. Lastly, systems development and programming expenses increased approximately $4.0 million due to foreign currency fluctuations.

Systems development and programming expenses increased $19.6 million, or 8%, for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, due to an increase in expenses of $6.1 million for our new businesses acquired. Lastly, systems development and programming expenses increased approximately $6.4 million due to foreign currency fluctuations.

Selling, general and administrative expenses increased $39.9 million, or 8%, for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, which was attributable to the increase in salesforce personnel to support our new business sales in Employer Services. This increase in salesforce personnel resulted in an increase of approximately $12.0 million of expenses. Lastly, selling, general and administrative expenses increased approximately $15.1 million due to the selling, general and administrative costs of our new businesses acquired and approximately $15.2 million due to foreign currency fluctuations.

Selling, general and administrative expenses increased $80.9 million, or 8%, for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, which was attributable to the increase in salesforce personnel to support our new business sales in Employer Services. This increase in salesforce personnel resulted in an increase of approximately $39.3 million of expenses. Lastly, selling, general and administrative expenses increased approximately $25.7 million due to the selling, general and administrative costs of our new businesses acquired and approximately $24.4 million due to foreign currency fluctuations. These increases were partially offset by a decrease in stock-based compensation expense of $6.1 million.

Other Income, net

Other income, net, decreased $16.0 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, due to a decrease in net realized gains on available-for-sale securities of $18.0 million during the three months ended December 31, 2006, offset by an increase in interest income on corporate funds of $1.4 million as a result of an increase in the average interest rate earned from 4.5% for the three months ended December 31, 2006 to 4.6% for the three months ended December 31, 2007.

Other income, net, decreased $61.5 million for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006, due to a gain of $38.6 million on the sale of a minority investment during the six months ended December 31, 2006. Other income, net, also decreased due to a decrease in net realized gains on available-for-sale securities of $17.8 million during the six months ended December 31, 2006. In addition, interest income on corporate funds decreased $6.3 million as a result of lower average daily balances, partially offset by higher interest rates. Average daily balances declined from $4.2 billion to $3.8 billion due to the use of corporate funds for repurchases of common stock during the six months ended December 31, 2007. The average interest rate earned on our corporate funds increased from 4.4% for the six months ended December 31, 2006 to 4.6% for the six months ended December 31, 2007.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $45.1 million, or 11%, from $395.5 million for the three months ended December 31, 2006 to $440.6 million for the three months ended December 31, 2007 due to the increase in revenues and corresponding expenses discussed above. Overall margin decreased from 21% to 20% for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 due to the decrease of $18.0 million in the net realized gains on available-for-sale securities.

Earnings from continuing operations before income taxes increased $77.4 million, or 10%, from $744.7 million for the six months ended December 31, 2006 to $822.1 million for the six months ended December 31, 2007 due to the increase in revenues and corresponding expenses discussed above. Overall margin decreased from 21% to 20% for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 due to the decrease of $17.8 million in the net realized gains on available-for-sale securities and due to the gain of $38.6 million recognized on the sale of a minority investment during the six months ended December 31, 2006.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2007 and December 31, 2006 was 33.8% and 37.3%, respectively. The effective tax rate for the six months ended December 31, 2007 and December 31, 2006 was 35.3% and 37.3%, respectively. The decrease in the effective tax rate for the three and six months ended December 31, 2007 is due to a favorable mix in income among state and foreign tax jurisdictions, as well as tax rate changes in certain foreign tax jurisdictions. Additionally, during the three months ended December 31, 2007, we recorded a reduction in the provision for income taxes of $12.4 million, which was related to the settlement of a state tax matter. This decreased our effective tax rate by approximately 2.7 and 1.5 percentage points for the three and six months ended December 31, 2007, respectively. These decreases were partially offset by an increase in our provision for income taxes relating to the recording of the interest liability associated with unrecognized tax benefits as required under FIN 48. This increased our effective tax rate by approximately 0.8 percentage points for both the three and six months ended December 31, 2007.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 18%, to $291.6 million, for the three months ended December 31, 2007, from $248.0 million for the three months ended December 31, 2006, and the related diluted earnings per share from continuing operations increased 22%, to $0.55, for the three months ended December 31, 2007. The increase in net earnings from continuing operations for the three months ended December 31, 2007 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate. The increase in diluted earnings per share from continuing operations for the three months ended December 31, 2007 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 17.5 million shares during the six months ended December 31, 2007 and the repurchase of 40.2 million shares in the fiscal year ended June 30, 2007.

Net earnings from continuing operations increased 14%, to $532.0 million, for the six months ended December 31, 2007, from $467.1 million for the six months ended December 31, 2006, and the related diluted earnings per share from continuing operations increased 19%, to $1.00, for the six months ended December 31, 2007. The increase in net earnings from continuing operations for the six months ended December 31, 2007 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate. These increases were offset by the decline in other income, net as a result of recognizing the gain on the sale of a minority investment of $38.6 million during the six months ended December 31, 2006. The increase in diluted earnings per share from continuing operations for the six months ended December 31, 2007 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 17.5 million shares during the six months ended December 31, 2007 and the repurchase of 40.2 million shares in the fiscal year ended June 30, 2007.

Analysis of Reportable Segments

Revenues

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	Change	2007	2006	Change

Employer Services	$1,526.4	$1,378.1	11%	$2,947.1	$2,658.0	11%
PEO Services	251.1	205.5	22%	486.8	400.4	22%
Dealer Services	340.3	310.7	10%	666.0	612.5	9%
Other	1.0	0.1	100 +%	0.3	0.3	(25)%
Reconciling items:
Foreign exchange	29.8	(14.7)		37.0	(30.2)
Client fund interest	1.5	(5.4)		4.9	(11.9)
Total revenues	$2,150.1	$1,874.3	15%	$4,142.1	$3,629.1	14%

Earnings from Continuing Operations before Income Taxes

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	Change	2007	2006	Change

Employer Services	$380.0	$333.9	14%	$698.1	$613.7	14%
PEO Services	26.4	22.1	19%	51.4	37.8	36%
Dealer Services	56.5	48.9	15%	107.0	93.7	14%
Other	(54.9)	(30.4)	(81)%	(100.4)	(40.2)	(100)+%
Reconciling items:
Foreign exchange	4.2	(1.9)		4.7	(3.1)
Client fund interest	1.5	(5.4)		4.9	(11.9)
Cost of capital charge	26.9	28.3		56.4	54.7
Total earnings from continuing operations before income taxes	$440.6	$395.5	11%	$822.1	$744.7	10%

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

Also, in the three months ended December 31, 2006, we previously reported certain payroll processing revenues and earnings in the Other segment. Based upon a change in the manner in which management views these revenues and earnings, such services have been reported in the Employer Services segment in the three months ended December 31, 2007. As a result, revenues of $20.7 million and earnings of $20.7 million were reclassified from the Other segment to the Employer Services segment for the three months ended December 31, 2006 in order to conform to the current period presentation.

In addition, the reconciling items include an adjustment for the difference between actual interest income earned on funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. This allocation is made for management reasons so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in interest rates. This allocation is a reconciling item to our reportable segments’ revenues and earnings from continuing operations before income taxes and results in the elimination of this allocation in consolidation.

Finally, the reportable segments’ results include a cost of capital charge related to the funding of acquisitions and other investments. This charge is a reconciling item to earnings from continuing operations before income taxes and results in the elimination of this charge in consolidation.

Employer Services

Revenues

Employer Services’ revenues increased 11% for the three and six months ended December 31, 2007 due to new business started in the period, an increase in the number of employees on our clients’ payrolls, the impact of pricing increases, which contributed approximately 2% to our revenue growth for each period, and an increase in average client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 10% and 9%, respectively, for the three and six months ended December 31, 2007. Revenue from our traditional payroll and payroll tax filing business grew 8% for both the three and six months ended December 31, 2007. The number of employees on our clients’ payrolls, “pays per control,” increased 1.7% and 1.6%, respectively, for the three and six months ended December 31, 2007 in the United State s. This employment metric represents over 142,000 payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Our worldwide client retention for the three months ended December 31, 2007 decreased 0.3 percentage points, as compared to the three months ended December 31, 2006, and increased 0.1 percentage points for the six months ended December 31, 2007, as compared to the six months ended December 31, 2006. Revenues from our “beyond payroll” services, excluding PEO Services, which is a separate reportable segment, increased 16% and 17%, respectively, for the three and six months ended December 31, 2007 due to an increase in our Time and Labor Management services revenues of 20% and 19%, respectively, for the three and six months ended December 31, 2007, and due to the impact of business acquisitions. The increase in revenues related to our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $12.3 million and $22.0 million, respectively, for the three and six months ended December 31, 2007, which accounted for 1% growth in Employer Services’ revenues in each period. This increase was due to the increase in the average client funds balances as a result of new business started in the period and growth in our existing client base. The average client funds balances were $14.1 billion and $13.0 billion for the three months ended December 31, 2007 and 2006, respectively, representing an increase of 9%, and $13.7 billion and $12.7 billion for the six months ended December 31, 2007 and 2006, respectively, representing an increase of 8%.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 14%, from $333.9 million to $380.0 million, for the three months ended December 31, 2007. Earnings from continuing operations before income taxes for the three months ended December 31, 2007 grew at a faster rate than revenues due to the improvement in margins for our services resulting from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher compensation expenses of $36.0 million for implementation and service personnel, as well as higher selling expenses of $12.0 million attributable to the increase in salesforce personnel. Lastly, our expenses increased by approximately $21.6 million as a result of acquisitions of new businesses.

Earnings from continuing operations before income taxes increased 14%, from $613.7 million to $698.1 million, for the six months ended December 31, 2007. Earnings from continuing operations before income taxes for the six months ended December 31, 2007 grew at a faster rate than revenues due to the improvement in margins for our services resulting from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher compensation expenses of $77.5 million for implementation and service personnel, as well as higher selling expenses of $39.3 million attributable to the increase in salesforce personnel in Employer Services. Lastly, our expenses increased by approximately $43.3 million as a result of acquisitions of businesses in Employer Services.

PEO Services

Revenues

PEO Services’ revenues increased 22% for both the three and six months ended December 31, 2007, due to a 20% and 19%, respectively, increase in the average number of worksite employees. The increase in the average number of worksite employees was due to new client sales, improved client retention and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $29.1 million, or 24%, and $55.4 million, or 23%, respectively, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services that are billed based upon a percentage of wages related to worksite employees, increased $7.6 million, or 17%, and $17.1 million, or 20%, respectively, for the three and six months ended December 31, 2007, due to the increase in the number of average worksite employees and price increases.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.4 million and $0.8 million, for the three and six months ended December 31, 2007, respectively, due to the increase in the average client funds balances as a result of increased PEO Services’ new business and growth in our existing client base. The average client funds balances were $0.2 billion and $0.1 billion for the three and six months ended December 31, 2007 and 2006, respectively.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $4.3 million, or 19%, to $26.4 million for the three months ended December 31, 2007. This increase is due to the $45.6 million increase in revenues for the three months ended December 31, 2007 offset by an increase in our operating costs and selling expenses. For the three months ended December 31, 2007, our cost of providing benefits to worksite employees increased $29.3 million over the comparable period in the prior year. Our expenses associated with new business sales increased $9.4 million as a result of growth in our salesforce and an increase in sales over the comparable period in the prior year. In addition, the costs of providing our services increased $6.7 million over the comparable period in the prior year.

Earnings from continuing operations before income taxes increased $13.6 million, or 36%, to $51.4 million for the six months ended December 31, 2007. This increase is due to the $86.4 million increase in revenues for the six months ended December 31, 2007 partially offset by an increase in our operating costs and selling expenses. For the six months ended December 31, 2007, our cost of providing benefits to worksite employees increased $55.6 million over the comparable period in the prior year. Our expenses associated with new business sales increased $11.6 million as a result of growth in our salesforce and an increase in sales over the comparable period in the prior year. In addition, the costs of providing our services increased $8.7 million over the comparable period in the prior year.

Dealer Services

Revenues

Dealer Services’ revenues increased 10% and 9% for the three and six months ended December 31, 2007, respectively. Internal revenue growth was approximately 7% for both the three and six months ended December 31, 2007. Revenues increased for our dealer business systems in North America by $16.4 million, to $251.5 million, and by $33.3 million, to $501.8 million, for the three and six months ended December 31, 2007, respectively, due to growth in our key products. The growth in our key products was driven by the increased users for Application Service Provider managed services, growth in our Digital Marketing strategic initiatives, increased Credit Check and Computerized Vehicle Registration transaction volume and new network installations. In addition, revenues increased $9.1 million and $14.9 million for the three and six months ended December 31, 2007, respectively, due to business acquisitions in the second half of the fiscal year ended June 30, 2007, as well as in the six months ended December 31, 2007.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $7.6 million, or 15%, to $56.5 million and $13.3 million, or 14%, to $107.0 million for the three and six months ended December 31, 2007, respectively, due to the increase in revenues of our dealer business systems and contributions from recent acquisitions. These increases were offset by an increase in operating expenses as a result of an increase in headcount to support new business sales and the timing of new business installations during the quarter. Lastly, our expenses increased by approximately $10.3 million and $15.6 million as a result of acquisitions of businesses during the three and six months ended December 31, 2007, respectively.

Other

The primary components of “Other” are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense. Additionally, a gain of $38.6 million on the sale of a minority investment is included in “Other” for the six months ended December 31, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, cash and marketable securities were $1,409.5 million, stockholders’ equity was $5,177.6 million and the ratio of long-term debt-to-equity was 0.7%. At December 31, 2007, working capital from continuing operations was $1,338.3 million as compared to $1,534.8 million at June 30, 2007. This decrease is due to our use of cash for the common stock repurchase program during the six months ended December 31, 2007.

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

Net cash flows provided by operating activities were $597.3 million for the six months ended December 31, 2007, as compared to $497.4 million for the comparable period in the prior fiscal year. The increase was due to a $137.9 million decrease in accounts receivable for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 due to the timing of our collections. This increase in cash provided was offset by a decrease in accrued expenses and other liabilities due to the timing of cash payments, a $28.9 million increase in our pension plan contributions and a decrease of $9.9 million in income tax liabilities due to the timing of tax payments.

Net cash flows used in investing activities for the six months ended December 31, 2007 totaled $70.4 million, compared to cash flows used in investing activities for the six months ended December 31, 2006 of $209.3 million. This decrease was due to the change in net proceeds from our marketable securities, a decrease in cash paid for intangibles of $51.6 million, and a decrease in cash paid for acquisitions of $288.8 million. Additionally, proceeds received from the sale of businesses increased by $89.5 million. These decreases in the use of cash were partially offset by the proceeds from the sale of a minority investment in the six months ended December 31, 2006 of $38.6 million.

Net cash flows used in financing activities for the six months ended December 31, 2007 totaled $1,008.3 million, compared to $902.2 million for the six months ended December 31, 2006. The amount of dividends paid increased $42.4 million due to the increase in the amount of dividends per common share for the six months ended December 31, 2007, as compared to the comparable period in the prior year. Additionally, there was a decrease in proceeds received from stock purchase plan and exercises of stock options of $17.4 million, an increase in payments of debt of $6.1 million and an increase in cash paid for the repurchases of common stock of $9.4 million. We purchased 17.5 million shares of our common stock at an average price per share of $46.68 during the six months ended December 31, 2007. As of December 31, 2007, we had remaining Board of Directors’ authorization to purchase up to 26.2 million additional shares.

In June 2007, we entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced our prior $1.75 billion 364-day facility. We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2007 under the credit facilities.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2007 and at June 30, 2007, there was no commercial paper outstanding. For both the three months ended December 31, 2007 and 2006, we had average borrowings of $2.1 billion at a weighted average interest rate of 4.6% and 5.3%, respectively. For the six months ended December 31, 2007 and 2006, we had average borrowings of $2.0 billion and $2.2 billion, respectively, at a weighted average interest rate of 4.9% and 5.3%, respectively. The weighted average maturity of our commercial paper during the three and six months ended December 31, 2007 and 2006 was less than two days for each period.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2007 and at June 30, 2007, there were no outstanding obligations under reverse repurchase agreements. For the three months ended December 31, 2007 and 2006, we had average outstanding balances under reverse repurchase agreements of $285.8 million and $113.5 million, respectively, at a weighted average interest rate of 4.4% and 4.3%, respectively. For the six months ended December 31, 2007 and 2006, we had average outstanding balances under reverse repurchase agreements of $314.7 million and $128.2 million, respectively, at a weighted average interest rate of 4.5% and 4.4%, respectively.

For the six months ended December 31, 2007 capital expenditures for continuing operations were $90.3 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2008 are expected to be approximately $200.0 million, compared to $169.7 million in the fiscal year ended June 30, 2007.

Upon the adoption of FIN 48, we have not updated the table that provides a summary of our contractual obligations as of June 30, 2007 that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as we were unable to make reasonably reliable estimates as to the period in which cash was expected to be paid related to the unrecognized tax benefits. Subsequent to the adoption of FIN 48, we made the determination that cash payments expected to be paid within the next 12 months, related to the unrecognized tax benefits of $372.1 million at December 31, 2007, may be up to $60 million.

In the normal course of business, we enter into contracts in which we make representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended December 31, 2007, approximately 20% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 80% of our investment portfolio was invested in fixed-income securities, with varying effective maturities of less than ten years, which were also subject to interest rate risk, including reinvestment risk. We have historically had the ability to hold these investments until maturity. Details regarding our overall investment portfolio are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Average investment balances at cost:
Corporate investments	$3,764.9	$3,757.7	$3,786.4	$4,186.7
Funds held for clients	14,311.8	13,137.3	13,882.2	12,826.8
Total	$18,076.7	$16,895.0	$17,668.6	$17,013.5

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	4.6%	4.5%	4.6%	4.4%
Funds held for clients	4.5%	4.3%	4.6%	4.3%
Total	4.5%	4.4%	4.6%	4.3%

Realized gains on available- for-sale securities	$0.8	$19.7	$5.4	$20.1
Realized losses on available-for-sale securities	(0.7)	(1.6)	(5.3)	(2.2)
Net realized gains on available-for-sale securities	$0.1	$18.1	$0.1	$17.9

	December 31,	June 30,
	2007	2007
Net unrealized pre-tax gains (losses) on available-for-sale securities	$176.5	$(184.9)
Total available-for-sale securities	$14,773.5	$13,369.4

The return on our portfolio is impacted by interest rate changes. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the Fed Funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the twelve-month period ending December 31, 2008. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approx imately a $4 million impact to earnings before income taxes over the twelve-month period ending December 31, 2008.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. We limit credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At December 31, 2007, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any security other than US and Canadian government or government agency securities. The Company’s investment portfolio does not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor does it contain any collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs). The Company’s investment portfolio does include senior tranches of AAA-rated, fixed rate credit card, auto loan, and other asset-backed securities.

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

Income Taxes

We are routinely examined by the IRS and tax authorities in foreign countries in which we conduct business, as well as tax authorities in states in which we have significant business operations, such as California, Illinois, Minnesota and New York. The tax years under examination vary by jurisdiction. We expect an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. We are also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; and Minnesota for fiscal years ended June 30, 1998 through June 30, 2004. New York State and New York City will commence the audits of fiscal years ended June 30, 2004 through June 30, 2006 in the early part of calendar year 2008. The Province of Quebec is examining the 2005 and 2006 tax returns. The Province of Ontario is examining the 2002, 2003 and 2004 tax returns. We regularly consider the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on our consolidated financial condition, although a resolution could have a material impact on our Statements of Consolidated Earnings for a particular future period and on our effective tax rate.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements which will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for us that may be completed on or after July 1, 2009. We cannot anticipate whether the adoption of SFAS No. 14 1R will have a material impact on our results of operations and financial condition as the impact is solely dependent on whether the Company enters into a business combination after July 1, 2009 and the terms of such a transaction.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 will impact business combinations for us that may occur on or after July 1, 2009. Currently, we do not anticipate the adoption of SFAS No. 160 will have a material impact on our results of operations and financial condition.

In March 2007, the FASB ratified EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. We do not expect EITF 06-11 to have a material impact on our results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. We are currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS No. 157 will not have a material effect on our consolidated results of operations, cash flows or financial condition.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1)

October 1, 2007 to
October 31, 2007	1,101,340		$47.43	1,100,000	31,729,940

November 1, 2007 to
November 30, 2007	2,981,538		$46.58	2,981,000	28,748,940

December 1, 2007 to
December 31, 2007	2,513,484		$45.35	2,513,000	26,235,940

Total	6,596,362	(2)		6,594,000

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

(2) During fiscal 2008, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 1,206 shares during October 2007 and 538 shares during November 2007, at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 134 shares during October 2007 and 484 shares during December 2007 at a price of $0.10 per share, under the terms of such program to repurchase stock granted to employees who have left the Company.

(3) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of the Stockholders was held on November 13, 2007. There were present at the meeting, either in person or by proxy, holders of 456,108,035 shares of common stock. The following nominees were elected to the Company’s Board of Directors to hold office for the ensuing year. The votes cast for each nominee were as follows:

Nominee	For	Withheld

Gregory D. Brenneman	448,255,822	7,852,213
Leslie A. Brun	445,535,662	10,572,373
Gary C. Butler	445,384,456	10,723,579
Leon G. Cooperman	444,917,361	11,190,674
Eric C. Fast	448,266,182	7,841,853
R. Glenn Hubbard	446,577,374	9,530,661
John P. Jones	444,887,488	11,220,547
Frederic V. Malek	444,825,780	11,282,255
Gregory L. Summe	444,801,290	11,306,745
Henry Taub	444,936,342	11,171,693

The results of the voting to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year that began on July 1, 2007 were as follows:

For	Against	Abstained
450,720,570	1,652,393	3,735,072

Item 6. Exhibits.

Exhibit Number	Exhibit

10.12

2003 Director Stock Plan – incorporated by reference to Exhibit 4.4 to Company’s Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.20	Directors Compensation Summary Sheet

31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: February 11, 2008	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)