Form 10-Q
period 2008-03-31
AUTOMATIC DATA PROCESSING INC
filed 2008-05-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                                                            Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 518,418,086.

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,931.0	$1,725.1	$5,273.4	$4,679.6
Interest on funds held for clients	198.5	198.3	515.0	475.3
PEO revenues (A)	297.7	247.6	780.9	645.2
TOTAL REVENUES	2,427.2	2,171.0	6,569.3	5,800.1

EXPENSES:
Costs of revenues:
Operating expenses	1,033.5	891.4	2,921.6	2,516.4
Systems development and programming costs	132.0	122.2	385.1	355.7
Depreciation and amortization	58.9	53.5	177.9	154.4
TOTAL COSTS OF REVENUES	1,224.4	1,067.1	3,484.6	3,026.5

Selling, general and administrative expenses	585.3	549.8	1,673.4	1,557.0
Interest expense	7.9	7.0	68.0	74.7
TOTAL EXPENSES	1,817.6	1,623.9	5,226.0	4,658.2

Other income, net	(25.9)	(24.3)	(114.2)	(174.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	635.5	571.4	1,457.5	1,316.1

Provision for income taxes	231.9	211.3	521.8	488.9

NET EARNINGS FROM CONTINUING OPERATIONS	$403.6	$360.1	$935.7	$827.2

Earnings from discontinued operations, net of provision for income taxes of $0.9 and $53.6 for the three months ended March 31, 2008 and 2007, respectively, and $31.7 and $103.8 for the nine months ended March 31, 2008 and 2007, respectively	10.0	28.8	66.5	116.8

NET EARNINGS	$413.6	$388.9	$1,002.2	$944.0

Basic Earnings Per Share from Continuing Operations	$0.78	$0.65	$1.79	$1.50
Basic Earnings Per Share from Discontinued Operations	0.02	0.05	0.13	0.21
BASIC EARNINGS PER SHARE	$0.80	$0.70	$1.91	$1.71

Diluted Earnings Per Share from Continuing Operations	$0.77	$0.65	$1.77	$1.48
Diluted Earnings Per Share from Discontinued Operations	0.02	0.05	0.13	0.21
DILUTED EARNINGS PER SHARE	$0.79	$0.70	$1.89	$1.69

Basic weighted average shares outstanding	519.8	552.1	524.0	551.6
Diluted weighted average shares outstanding	523.2	558.7	529.9	558.5

Dividends declared per common share	$0.2900	$0.2300	$0.8100	$0.6450

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $3,043.9 and $2,417.8 for the three months ended March 31, 2008 and 2007, respectively, and $8,413.0 and $6,763.1 for the nine months ended March 31, 2008 and 2007, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31,	June 30,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$1,644.7	$1,746.1
Short-term marketable securities	31.6	70.4
Accounts receivable, net	1,179.1	1,041.9
Other current assets	592.5	448.1
Assets of discontinued operations	—	57.7
Total current assets before funds held for clients	3,447.9	3,364.2
Funds held for clients	24,372.1	18,489.2
Total current assets	27,820.0	21,853.4
Long-term marketable securities	59.1	68.1
Long-term receivables, net	240.0	226.5
Property, plant and equipment, net	732.6	723.8
Other assets	843.9	735.5
Goodwill	2,420.7	2,353.6
Intangible assets, net	659.2	688.0
Total assets	$32,775.5	$26,648.9

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99.4	$125.9
Accrued expenses and other current liabilities	1,597.7	1,527.1
Income taxes payable	207.6	118.7
Liabilities of discontinued operations	—	19.1
Total current liabilities before client funds obligations	1,904.7	1,790.8
Client funds obligations	23,958.1	18,673.0
Total current liabilities	25,862.8	20,463.8
Long-term debt	52.5	43.5
Other liabilities	576.9	390.5
Deferred income taxes	281.6	127.7
Long-term deferred revenues	502.9	475.5
Total liabilities	27,276.7	21,501.0

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7 shares at March 31, 2008 and June 30, 2007;outstanding, 518.2 and 535.8 shares at March 31, 2008 and June 30, 2007, respectively	63.9	63.9
Capital in excess of par value	463.6	351.8
Retained earnings	9,952.9	9,378.5
Treasury stock- at cost: 120.5 and 102.9 shares at March 31, 2008 and June 30, 2007, respectively	(5,459.7)	(4,612.9)
Accumulated other comprehensive income (loss)	478.1	(33.4)
Total stockholders’ equity	5,498.8	5,147.9
Total liabilities and stockholders’ equity	$32,775.5	$26,648.9

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$1,002.2	$944.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	—	(38.6)
Depreciation and amortization	246.2	213.0
Deferred income taxes	3.1	(13.9)
Stock-based compensation expense	94.8	103.6
Net pension expense	28.8	30.3
Net realized gain from the sales of marketable securities	(0.5)	(17.3)
Net amortization of premiums and accretion of discounts on available-for-sale securities	29.5	31.3
Gain on sale of discontinued businesses, net of tax	(66.5)	(19.5)
Other	70.5	26.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(127.1)	(143.2)
Increase in other assets	(43.8)	(66.2)
Decrease in accounts payable	(16.2)	(23.8)
Increase in accrued expenses and other liabilities	77.6	13.2
Operating activities of discontinued operations	—	72.6
Net cash flows provided by operating activities	1,298.6	1,112.0

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(4,783.6)	(3,347.7)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,455.7	3,513.6
Net (increase) in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	(3,809.7)	(6,065.1)
Capital expenditures	(127.0)	(121.3)
Additions to intangibles	(67.7)	(138.4)
Acquisitions of businesses, net of cash acquired	(90.4)	(433.0)
Proceeds from the sale of cost-based investment	—	38.6
Dividend received from Broadridge Financial Solutions, Inc., net of $29.9 million in cash retained by Broadridge Financial Solutions, Inc.	—	660.1
Other	18.2	16.3
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	112.4	17.2
Investing activities of discontinued operations	—	(29.5)
Net cash flows used in investing activities	(5,292.1)	(5,889.2)

Cash Flows from Financing Activities:
Net increase in client funds obligations	5,175.2	6,225.4
Proceeds from issuance of debt	21.2	0.4
Payments of debt	(9.7)	(1.6)
Repurchases of common stock	(1,111.7)	(906.3)
Proceeds from stock purchase plan and exercises of stock options	170.3	224.5
Dividends paid	(401.4)	(334.0)
Financing activities of discontinued operations	—	134.1
Net cash flows provided by financing activities	3,843.9	5,342.5
Effect of exchange rate changes on cash and cash equivalents	33.5	7.5
Net change in cash and cash equivalents	(116.1)	572.8
Cash and cash equivalents of continuing operations, beginning of period	1,746.1	1,800.1
Cash and cash equivalents of discontinued operations, beginning of period	14.7	100.5
Cash and cash equivalents, end of period	1,644.7	2,473.4
Less cash and cash equivalents of discontinued operations, end of period	—	59.3
Cash and cash equivalents of continuing operations, end of period	$1,644.7	$2,414.1

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2007. The results of operations for the three and nine months ended March 31, 2008 may not be indicative of the results to be expected for the fiscal year ending June 30, 2008.

Note 2. Reclassifications within Consolidated Balance Sheets and Statements of Consolidated Cash Flows

The Company has reclassified funds held for clients and client funds obligations that had been previously presented outside of current assets and current liabilities, respectively, within the Consolidated Balance Sheets, to current assets and current liabilities, respectively, for all periods presented. Previously presented amounts reclassified were as follows:

	June 30,
	2007	2006
Funds held for clients	$18,489.2	$17,483.9
Client funds obligations	$18,673.0	$17,787.4

This reclassification had no impact on total assets or total liabilities for any period presented.

Additionally, the Company has reclassified the net increase (decrease) in client funds obligations in the Statements of Consolidated Cash Flows from investing activities to financing activities for all periods presented. The impacts of the reclassification were as follows:

	Year ended June 30,			Nine months ended
	2007	2006	2005	March 31, 2007
Net cash flows provided by (used in) investing activities - as previously reported	$430.8	$452.2	$(437.9)	$336.2
Impact of reclassification	$(707.7)	$174.3	$(5,018.9)	$(6,225.4)
Net cash flows (used in) provided by investing activities - as reclassified	$(276.9)	$626.5	$(5,456.8)	$(5,889.2)

Net cash flows used in financing activities - as previously reported	$(1,884.4)	$(1,348.8)	$(746.5)	$(882.9)
Impact of reclassification	$707.7	$(174.3)	$5,018.9	$6,225.4
Net cash flows (used in) provided by financing activities - as reclassified	$(1,176.7)	$(1,523.1)	$4,272.4	$5,342.5

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

Refer to Note 11 “Corporate Investments and Funds Held for Clients” for additional disclosures related to funds held for clients and client funds obligations.

Note 3. Divestitures

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116.0 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented. Additionally, in January 2008, the Company finalized a purchase price adjustment and received an additional payment of $7.2 million, for which the Company recorded a gain of $7.2 million, or $4.9 million after taxes, within earnings from discontinued operations on the Statements of Consolidated Earnings. During the nine months ended March 31, 2008, the Company reported a gain of $95.7 million, or $62.1 million after taxes, within earnings from discontinued operations on the Statements of Consolidated Earnings.

On March 30, 2007, the Company completed the tax-free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock. ADP distributed approximately 138.8 million shares of Broadridge common stock in the distribution. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders. The Company has classified the results of operations of the spun-off business as discontinued operations for all periods presented.

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus an additional earn-out payment if certain revenue targets are achieved. The Company has classified the results of operations of this business as discontinued operations for all periods presented. Additionally, during the fiscal year ended June 30, 2007, the Company reported a gain of $11.2 million, or $6.9 million after tax, within earnings from discontinued operations on the Statements of Consolidated Earnings. In March 2008, the Company received an additional payment of $2.5 million, which represented a purchase price adjustment for the sale of Sandy Corporation. The Company recorded an additional gain of $2.5 million, or $1.6 million, net of tax, within earnings from discontinued operations during the three and nine months ended March 31, 2008.

During the three and nine months ended March 31, 2008, the Company recorded a net gain of $3.5 million and $2.8 million, net of taxes, respectively, within earnings from discontinued operations related to a change in estimated taxes on the divestitures of businesses, partially offset by professional fees incurred in connection with the divestitures of businesses.

Operating results of these discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$—	$576.8	$—	$1,499.1

Earnings from discontinued operations before income taxes	—	71.2	—	196.2
Provision for income taxes	—	49.3	—	98.9
Net earnings from discontinued operations before gain on disposal of discontinued operations	—	21.9	—	97.3
Gain on disposal of discontinued operations, net of provision for income taxes of $0.9 and $4.3 for the three months ended March 31, 2008 and 2007, respectively, and $31.7 and $4.9 for the nine months ended March 31, 2008 and 2007, respectively	10.0	6.9	66.5	19.5
Net earnings from discontinued operations	$10.0	$28.8	$66.5	$116.8

There were no assets or liabilities of discontinued operations as of March 31, 2008. The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2007:

June 30, 2007
Assets:
Cash	$14.7
Accounts receivable, net	12.7
Property, plant and equipment, net	5.3
Goodwill	10.1
Intangible assets, net	9.6
Other assets	5.3

Total	$57.7

Liabilities:
Accrued expenses	$15.9
Income taxes payable	1.4
Other liabilities	1.8

Total	$19.1

Note 4. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after July 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on whether the Company enters into a business combination after July 1, 2009 and the terms of such a transaction.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 will impact business combinations for the Company that may be completed on or after July 1, 2009. Currently, the Company does not anticipate the adoption of SFAS No. 160 will have a material impact on its results of operations or financial condition.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on its consolidated results of operations or financial condition.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. The Company adopted the provisions of FIN 48 as of July 1, 2007, which resulted in a decrease to stockholders’ equity of $11.7 million (see Note 18).

Note 5. Acquisitions

The Company acquired three businesses during the nine months ended March 31, 2008 for approximately $42.1 million, net of cash acquired. These acquisitions resulted in approximately $26.2 million of goodwill. Intangible assets acquired, which totaled approximately $17.5 million, consisted primarily of customer contracts and lists and software that are being amortized over a weighted average life of approximately 10 years. The acquisitions were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows. The Company also made $48.3 million of contingent payments during the nine months ended March 31, 2008, relating to previously consummated acquisitions.

Note 6. Earnings per Share (“EPS”)

	Basic	Effect of Zero Coupon Subordinated Notes	Effect of Employee Stock Option Shares	Effect of Employee Stock Purchase Plan Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended March 31,

2008
Net earnings from continuing operations	$403.6	$—	$—	$—	$—	$403.6
Weighted average shares (in millions)	519.8		2.3	—	1.1	523.2
EPS from continuing operations	$0.78					$0.77

2007
Net earnings from continuing operations	$360.1	0.3	$—	$—	$—	$360.4
Weighted average shares (in millions)	552.1	0.9	5.0	0.4	0.3	558.7
EPS from continuing operations	$0.65					$0.65

Nine months ended March 31,

2008
Net earnings from continuing operations	$935.7	$—	$—	$—	$—	$935.7
Weighted average shares (in millions)	524.0		4.5	0.4	1.0	529.9
EPS from continuing operations	$1.79					$1.77

2007
Net earnings from continuing operations	$827.2	1.1	$—	$—	$—	$828.3
Weighted average shares (in millions)	551.6	1.0	4.4	0.5	1.0	558.5
EPS from continuing operations	$1.50					$1.48

Options to purchase 24.3 million and 13.0 million shares of common stock for the three months ended March 31, 2008 and 2007, respectively, and 12.8 million and 19.0 million shares of common stock for the nine months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $31.4 million and $33.4 million was recognized in earnings from continuing operations for the three months ended March 31, 2008 and 2007, respectively, as well as related tax benefits of $9.2 million and $10.2 million, respectively. Stock-based compensation expense of $94.8 million and $103.6 million was recognized in earnings from continuing operations for the nine months ended March 31, 2008 and 2007, respectively, as well as related tax benefits of $28.3 million and $31.1 million, respectively.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Operating expenses	$7.3	$6.3	$19.4	$18.0
Selling, general and administrative expenses	18.3	21.3	58.8	67.9
System development and programming costs	5.8	5.8	16.6	17.7
Total pretax stock-based compensation expense included in continuing operations	$31.4	$33.4	$94.8	$103.6
Total pretax stock-based compensation expense included in discontinued operations	—	5.5	—	18.2
Total pretax stock-based compensation expense	$31.4	$38.9	$94.8	$121.8

As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $51.7 million, $28.9 million and $97.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years, 1.5 years and 1.7 years, respectively.

During the nine months ended March 31, 2008, the following activity occurred under our existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)

Options outstanding at July 1, 2007	53,786	$40
Options granted	2,037	$41
Options exercised	(3,656)	$34
Options canceled	(1,342)	$42

Options outstanding at March 31, 2008	50,825	$41

Performance-Based Restricted Stock:

Number of Shares (in thousands)

Restricted shares outstanding at July 1, 2007	1,711
Restricted shares granted	1,487
Restricted shares vested	(122)
Restricted shares forfeited	(99)

Restricted shares outstanding at March 31, 2008	2,977

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

The following assumptions were used to determine the fair values estimated at the date of grant for stock options:

	Nine Months Ended March 31,
	2008		2007
Risk-free interest rate	2.8	% — 4.6%	4.7	% — 5.0%
Dividend yield	1.7	% — 2.5%	1.6	% — 1.7%
Weighted average volatility factor	24.5	%-25.6%	23.9	% — 24.7%
Weighted average expected life (in years)	5.0		4.9-5.6
Weighted average fair value (in dollars)	$8.31		$10.77

Note 8. Other Income, net

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Interest income on corporate funds	$(25.0)	$(24.8)	$(112.0)	$(118.3)
Gain on sale of investment	—	—	—	(38.6)
Realized gains on available-for-sale securities	(3.4)	(0.4)	(8.8)	(20.5)
Realized losses on available-for-sale securities	3.0	0.9	8.3	3.2
Other, net	(0.5)	—	(1.7)	—

Other income, net	$(25.9)	$(24.3)	$(114.2)	$(174.2)

Proceeds from sales and maturities of available-for-sale securities were $3,455.7 million and $3,513.6 million for the nine months ended March 31, 2008 and 2007, respectively.

During the nine months ended March 31, 2007, the Company sold a minority investment that was previously accounted for using the cost basis. The Company’s sale of this investment resulted in a gain of approximately $38.6 million.

The Company has an outsourcing agreement with Broadridge pursuant to which the Company will continue to provide data center outsourcing, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as had been provided pre-spin. As a result of the outsourcing agreement, the Company recognized income of $27.0 million and $79.8 million for the three and nine months ended March 31, 2008, respectively, and recognized expenses directly associated with providing such services of $26.5 million and $78.1 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company had a $9.4 million and $9.6 million receivable from Broadridge for the services under this agreement within accounts receivable on the Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007, respectively.

Note 9. Comprehensive Income

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net earnings	$413.6	$388.9	$1,002.2	$944.0
Other comprehensive income:
Foreign currency translation adjustments	(3.2)	(23.8)	112.4	8.1
Unrealized net gain (loss) on available-for-sale securities, net of tax	162.6	32.5	394.3	143.6
Pension benefit plans adjustment, net of tax	1.6	—	4.8	—
Comprehensive income	$574.6	$397.6	$1,513.7	$1,095.7

Note 10. Interim Financial Data by Segment

In the fiscal year ended June 30, 2007, the Company implemented several key changes to its operations, including the spin-off of its Brokerage Services Group business on March 30, 2007. In addition, there were changes in the Company’s executive management team. As a result of these changes, the Company reassessed its reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that PEO Services should be a reportable segment in addition to Employer Services and Dealer Services. Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The Company has restated its previously reported segment results for all periods presented to reflect this change in the Company’s reportable segments. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management purposes. Other costs are recorded based on management responsibility. The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2008. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to the Company’s reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Employer Services	$1,758.5	$1,615.0	$4,705.7	$4,272.9
PEO Services	299.6	249.1	786.4	649.5
Dealer Services	343.8	318.7	1,009.8	931.2
Other	0.9	(2.0)	1.1	(1.6)
Reconciling items:
Foreign exchange	34.1	(13.6)	71.1	(43.8)
Client fund interest	(9.7)	3.8	(4.8)	(8.1)
Total	$2,427.2	$2,171.0	$6,569.3	$5,800.1

	Earnings from Continuing Operations Before Income Taxes
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Employer Services	$577.9	$516.2	$1,276.0	$1,129.9
PEO Services	27.9	21.5	79.3	59.3
Dealer Services	58.1	52.5	165.1	146.2
Other	(52.7)	(48.7)	(153.2)	(88.9)
Reconciling items:
Foreign exchange	5.8	(3.4)	10.5	(6.5)
Client fund interest	(9.7)	3.8	(4.8)	(8.1)
Cost of capital charge	28.2	29.5	84.6	84.2
Total	$635.5	$571.4	$1,457.5	$1,316.1

Note 11. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2008 and June 30, 2007 are as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$10,668.0	$—	$—	$10,668.0
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,449.0	237.2	(0.2)	6,686.0
Corporate bonds	4,045.0	107.3	(6.4)	4,145.9
Asset-backed securities	1,953.6	38.3	(1.4)	1,990.5
Canadian government obligations and Canadian government agency obligations	1,018.4	33.4	—	1,051.8
Other securities	1,543.9	34.5	(13.1)	1,565.3

Total available-for-sale securities	15,009.9	450.7	(21.1)	15,439.5

Total corporate investments and funds held for clients	$25,677.9	$450.7	$(21.1)	$26,107.5

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$7,004.4	$—	$—	$7,004.4
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,010.9	1.7	(90.0)	5,922.6
Corporate bonds	3,388.6	2.0	(38.2)	3,352.4
Asset-backed securities	1,906.5	0.6	(21.1)	1,886.0
Canadian government obligations and Canadian government agency obligations	1,042.5	0.2	(22.3)	1,020.4
Other securities	1,205.8	0.7	(18.5)	1,188.0

Total available-for-sale securities	13,554.3	5.2	(190.1)	13,369.4

Total corporate investments and funds held for clients	$20,558.7	$5.2	$(190.1)	$20,373.8

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2008	2007

Corporate investments:
Cash and cash equivalents	$1,644.7	$1,746.1
Short-term marketable securities	31.6	70.4
Long-term marketable securities	59.1	68.1
Total corporate investments	$1,735.4	$1,884.6

Funds held for clients represent assets that, based upon Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2008	2007

Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$8,964.9	$5,189.2
Restricted short-term marketable securities held to satisfy client funds obligations	2,373.7	2,403.2
Restricted long-term marketable securities held to satisfy client funds obligations	12,975.1	10,827.7
Other restricted assets held to satisfy client funds obligations	58.4	69.1
Total funds held for clients	$24,372.1	$18,489.2

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheet totaling $23,958.1 million and $18,673.0 million as of March 31, 2008 and June 30, 2007, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within “net (increase) decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations” in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within “net increase in client funds obligations” in the financing section of the Statements of Consolidated Cash Flows.

At March 31, 2008 approximately 95% of the available-for-sale securities held a AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. ADP’s investment portfolio does not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor does it contain any collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs). ADP’s investment portfolio does include senior tranches of AAA-rated, fixed rate credit card, auto loan, and other asset-backed securities.

The Company evaluates unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. As of March 31, 2008, the Company determined that none of the unrealized losses were other-than-temporary.

Expected maturities of available-for-sale securities at March 31, 2008 are as follows:

Due in one year or less	$2,404.8
Due after one year to two years	2,680.3
Due after two years to three years	2,762.0
Due after three years to four years	3,305.3
Due after four years	4,287.1

Total available-for-sale securities	$15,439.5

Note 12. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2008 are as follows:

	Employer Services	PEO Services	Dealer Services	Total
Balance as of June 30, 2007	$1,576.6	$4.8	$772.2	$2,353.6
Additions	—	—	26.2	26.2
Currency translation adjustments	44.7	—	9.4	54.1
Purchase price adjustments	(11.1)	—	(2.1)	(13.2)

Balance as of March 31, 2008	$1,610.2	$4.8	$805.7	$2,420.7

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2008	2007
Intangible assets:
Software and software licenses	$988.3	$947.0
Customer contracts and lists	628.9	712.0
Other intangibles	197.1	245.6
	1,814.3	1,904.6
Less accumulated amortization:
Software and software licenses	(790.8)	(694.5)
Customer contracts and lists	(273.4)	(349.6)
Other intangibles	(90.9)	(172.5)
	(1,155.1)	(1,216.6)
Intangible assets, net	$659.2	$688.0

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 10 years (4 years for software and software licenses, 13 years for customer contracts and lists, and 10 years for other intangibles). Amortization of intangible assets totaled $32.2 million and $37.4 million for the three months ended March 31, 2008 and 2007, respectively, and totaled $99.5 million and $106.0 million for the nine months ended March 31, 2008 and 2007, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining three months of the fiscal year ending June 30, 2008 and the subsequent five fiscal years are as follows:

Amount
2008	$38.1
2009	$145.0
2010	$114.3
2011	$77.6
2012	$66.9
2013	$42.5

Note 13. Allowance for Doubtful Accounts

The allowance for doubtful accounts was $38.4 million and $30.8 million at March 31, 2008 and June 30, 2007, respectively.

Note 14. Short-term Financing

In June 2007, the Company entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $1.75 billion 364-day facility. The Company also has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2008 under the credit facilities.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2008 and June 30, 2007, there was no commercial paper outstanding. For the three months ended March 31, 2008 and 2007, the Company’s average borrowings were $0.5 billion and $0.4 billion at a weighted average interest rate of 3.6% and 5.3%, respectively. For the nine months ended March 31, 2008 and 2007, the Company’s average borrowings were $1.5 billion and $1.6 billion, respectively, at a weighted average interest rate of 4.7% and 5.3%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2008 and 2007 was less than two days for each period.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes satisfied on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2008 and June 30, 2007, there were no outstanding obligations under reverse repurchase agreements. For the three months ended March 31, 2008 and 2007, the Company had average outstanding balances under reverse repurchase agreements of $169.8 million and $59.8 million, respectively, at a weighted average interest rate of 3.8% and 4.2%, respectively. For the nine months ended March 31, 2008 and 2007, the Company had average outstanding balances under reverse repurchase agreements of $266.5 million and $105.6 million, respectively, at a weighted average inte rest rate of 4.3% and 4.4%, respectively.

Note 15. Debt

During March 2008, the Company entered into a secured financing agreement, whereby the Company borrowed $21.1 million from a third party in exchange for a security interest in a single client’s unbilled accounts receivable, which are billable over a ten-year period. The Company will continue to collect amounts due from the client as they are billed. The security interest in the receivables retained by the third party is without recourse against the Company in the event that the client does not make the appropriate payments to the Company. As of March 31, 2008, the Company has recorded approximately $2.8 million within accrued expenses and other current liabilities and approximately $18.3 million within long-term debt on the Company’s Consolidated Balance Sheets.

Note 16. Pension Plans

The components of net pension expense were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Service cost – benefits earned during the period	$11.3	$10.8	$33.9	$32.5
Interest cost on projected benefits	12.6	12.1	37.6	36.3
Expected return on plan assets	(16.8)	(15.3)	(50.4)	(45.8)
Net amortization and deferral	2.5	3.7	7.7	10.9
Net pension expense	$9.6	$11.3	$28.8	$33.9

Net pension expense for the three and nine months ended March 31, 2007 includes $1.2 million and $3.6 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings.

There is no minimum required contribution to the Company’s pension plans during the fiscal year ending June 30, 2008. During the nine months ended March 31, 2008, the Company made $52.6 million in contributions to the pension plans and expects to contribute an additional $0.9 million during the fiscal year ending June 30, 2008.

Note 17. Commitments and Contingencies

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. As of March 31, 2008 and June 30, 2007, the Company did not have any derivative financial instruments outstanding. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of its products and services. The Company does not expect any material losses related to such representations and warranties.

Note 18. Income Taxes

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

As of March 31, 2008, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $381.6 million. The amount that, if recognized, would impact the effective tax rate is $156.6 million. The remainder, if recognized, would principally affect deferred taxes.

Subsequent to the adoption of FIN 48, interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. Prior to the adoption of FIN 48, interest expense was recorded in selling, general and administrative expenses. During the nine months ended March 31, 2008 and 2007, the Company recorded interest expense of $15.9 million and $7.0 million, respectively. At July 1, 2007, the Company had accrued interest of $97.6 million, recorded within other liabilities on the Consolidated Balance Sheets. At March 31, 2008, the Company had accrued interest of $114.4 million recorded on the Consolidated Balance Sheets, of which $38.2 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At July 1, 2007, the Company had accrued penalties of $19.8 million recorded within other liabilities on the Consolidated Balance Sheets. At March 31, 2008, the Company had accrued penalties of $19.5 million, of which $14.8 million was recorded within income taxes payable, and the remainder was recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota and New York. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. ADP is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; and Minnesota for fiscal years ended June 30, 1998 through June 30, 2004. New York State and New York City are expected to commence audits of the fiscal year ended June 30, 2004 through the fiscal year ended June 30, 2006 in the fourth quarter of the fiscal year ending June 30, 2008. The Province of Quebec is examining the 2005 and 2006 tax returns. The Province of Ontario is examining the 2002, 2003 and 2004 tax returns. The Province of Alberta is examining the 2004, 2005 and 2006 tax returns. The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

During the nine months ended March 31, 2008, the Company recorded a reduction in the provision for income taxes of $12.4 million, which was primarily related to the settlement of a state tax matter, for which the Company had previously recorded a liability for unrecognized tax benefits of $7.9 million and a related deferred tax asset of $2.9 million.

If certain pending tax matters settle within the next 12 months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to numerous jurisdictions and tax periods could increase earnings in an amount up to $75 million and expected net cash payments could be up to $60 million. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

Additionally, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) on July 1, 2007. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If a tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are to be recognized. The Company's adoption of FIN 48 resulted in a decrease to stockholders' equity of $11.7 million. As of March 31, 2008, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $381.6 million.

RECLASSIFICATIONS WITHIN CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF CONSOLIDATED CASH FLOWS

The Company has reclassified funds held for clients and client funds obligations that had been previously presented outside of current assets and current liabilities, respectively, within the Consolidated Balance Sheets, to current assets and current liabilities, respectively, for all periods presented. Additionally, the Company has reclassified the net increase (decrease) in client funds obligations in the Statements of Consolidated Cash Flows from investing activities to financing activities for all periods presented.

DIVESTITURES

During the fiscal year ended June 30, 2007 and the nine months ended March 31, 2008, the Company took efforts to divest certain non-strategic, slow-growing businesses. We completed the tax-free spin-off of our former Brokerage Services Group business on March 30, 2007 into an independent publicly traded company called Broadridge Financial Solutions, Inc. We made the decision to spin-off this business for several reasons. First, we determined that the growth potential of the Brokerage Services Group business, while part of ADP, was expected to be lower than that of our other businesses. Further, the Brokerage Services Group business had operating models and long-term growth plans that were different than those of our other businesses. The spin-off allowed more concentrated focus by each management team on their own respective core businesses, which is expected to be more beneficial to each company’s stockholders, clients and associates.

In addition, during the fiscal year ended June 30, 2007, we divested Sandy Corporation, which was previously reported in our Dealer Services segment. During the nine months ended March 31, 2008, we finalized the sale of our Travel Clearing business, which was previously reported in our Other segment. We divested Sandy Corporation and Travel Clearing because they were non-strategic businesses that did not complement our other businesses. Moreover, the growth potential of these businesses was also believed to be slower than that of our other businesses.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended March 31,
	2008	2007	Change

Total revenues	$2,427.2	$2,171.0	12%

Costs of revenues:
Operating expenses	1,033.5	891.4	16%
Systems development and programming costs	132.0	122.2	8%
Depreciation and amortization	58.9	53.5	10%
Total costs of revenues	$1,224.4	$1,067.1	15%

Selling, general and administrative expenses	585.3	549.8	6%
Interest expense	7.9	7.0	13%
Total expenses	$1,817.6	$1,623.9	12%

Other income, net	(25.9)	(24.3)	7%
Earnings from continuing operations before income taxes	$635.5	$571.4	11%
Margin	26%	26%

Provision for income taxes	$231.9	$211.3	10%
Effective tax rate	36.5%	37.0%

Net earnings from continuing operations	$403.6	$360.1	12%

Diluted earnings per share from continuing operations	$0.77	$0.65	18%

	Nine Months Ended March 31,
	2008	2007	Change

Total revenues	$6,569.3	$5,800.1	13%

Costs of revenues:
Operating expenses	2,921.6	2,516.4	16%
Systems development and programming costs	385.1	355.7	8%
Depreciation and amortization	177.9	154.4	15%
Total costs of revenues	$3,484.6	$3,026.5	15%

Selling, general and administrative expenses	1,673.4	1,557.0	7%
Interest expense	68.0	74.7	(9)%
Total expenses	$5,226.0	$4,658.2	12%

Other income, net	(114.2)	(174.2)	(34)%
Earnings from continuing operations before income taxes	$1,457.5	$1,316.1	11%
Margin	22%	23%

Provision for income taxes	$521.8	$488.9	7%
Effective tax rate	35.8%	37.1%

Net earnings from continuing operations	$935.7	$827.2	13%

Diluted earnings per share from continuing operations	$1.77	$1.48	20%

Total Revenues

Our consolidated revenues for the three months ended March 31, 2008 grew 12%, to $2,427.2 million, due to increases in Employer Services of 9%, or $143.5 million, to $1,758.5 million, PEO Services of 20%, or $50.5 million, to $299.6 million, and Dealer Services of 8%, or $25.1 million, to $343.8 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 11% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Revenue growth was favorably impacted by $50.0 million, or 2%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the three months ended March 31, 2008 include interest on funds held for clients of $198.5 million as compared to $198.3 million for the three months ended March 31, 2007. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 6% in our average client funds balances to $18.7 billion, offset by the decrease in the average interest rate earned to 4.2% during the three months ended March 31, 2008 as compared to 4.5% during the three months ended March 31, 2007.

Our consolidated revenues for the nine months ended March 31, 2008 grew 13%, to $6,569.3 million, due to increases in Employer Services of 10%, or $432.8 million, to $4,705.7 million, PEO Services of 21%, or $136.9 million, to $786.4 million, and Dealer Services of 8%, or $78.6 million, to $1,009.8 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 12% for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. Revenue growth was favorably impacted by $122.3 million, or 2%, due to fluctuations in foreign currency exchange rates.

Our consolidated revenues for the nine months ended March 31, 2008 include interest on funds held for clients of $515.0 million as compared to $475.3 million for the nine months ended March 31, 2008. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 7% in our average client fund balances to $15.5 billion.

Total Expenses

Our consolidated expenses for the three months ended March 31, 2008 increased $193.7 million, to $1,817.6 million, from $1,623.9 million for the three months ended March 31, 2007. Our consolidated expenses for the nine months ended March 31, 2008 increased $567.8 million, to $5,226.0 million, from $4,658.2 million for the nine months ended March 31, 2007. The increase in our consolidated expenses for both periods is due to the increase in our revenues, higher pass through costs associated with our PEO business, an increase in our salesforce and implementation personnel, and higher expenses associated with Employer Services’ new business sales and implementation. In addition, consolidated expenses increased $41.2 million, or 3%, and $107.8 million, or 2%, for the three and nine months ended March 31, 2008, respectively, due to fluctuations in foreign currency exchange rates.

Operating expenses increased $142.1 million, or 16%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, due to the increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The pass-through costs were $220.3 million and $183.0 million for the three months ended March 31, 2008 and 2007, respectively. Additionally, the increase in operating expenses is due to an increase of approximately $37.2 million relating to compensation expenses associated with implementation and service personnel in Employer Services. Lastly, operating expenses increased approximately $5.7 million due to the operating costs of our newly acquired businesses and approximately $22.0 million due to foreign currency fluctuations.

Operating expenses increased $405.2 million, or 16%, for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, due to the increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The pass-through costs were $565.8 million and $470.7 million for the nine months ended March 31, 2008 and 2007, respectively. The increase in operating expenses is also due to an increase of approximately $110.3 million relating to compensation expenses associated with implementation and service personnel in Employer Services. Additionally, our operating expenses increased by $15.9 million due to the hiring of Dealer Services personnel to support new business sales in Europe. Lastly, operating expenses increased approximately $24.6 million due to the operating costs of our newly acquired businesses and approximately $55.4 million due to foreign currency fluctuations ..

Systems development and programming expenses increased $9.8 million, or 8%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, due to an increase in expenses of $1.5 million for our newly acquired businesses. Systems development and programming expenses also increased approximately $3.9 million due to foreign currency fluctuations.

Systems development and programming expenses increased $29.4 million, or 8%, for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, due to an increase in expenses of $4.5 million for our newly acquired businesses. Systems development and programming expenses also increased approximately $10.3 million due to foreign currency fluctuations.

Selling, general and administrative expenses increased $35.5 million, or 6%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, which was attributable to the increase in salesforce personnel to support our new business sales in Employer Services. This increase in salesforce personnel resulted in an increase of approximately $9.4 million of expenses. Lastly, selling, general and administrative expenses increased approximately $3.3 million due to the selling, general and administrative costs of our newly acquired businesses and approximately $13.9 million due to foreign currency fluctuations. These increases were partially offset by a decrease in stock-based compensation expense of $3.0 million.

Selling, general and administrative expenses increased $116.4 million, or 7%, for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, which was attributable to the increase in salesforce personnel to support our new business sales in Employer Services. This increase in salesforce personnel resulted in an increase of approximately $48.7 million of expenses. Lastly, selling, general and administrative expenses increased approximately $29.1 million due to the selling, general and administrative costs of our newly acquired businesses and approximately $38.4 million due to foreign currency fluctuations. These increases were partially offset by a decrease in stock-based compensation expense of $9.1 million.

Other Income, net

Other income, net, increased $1.6 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, which included an increase in net realized gains on available-for-sale securities of $0.9 million during the three months ended March 31, 2007.

Other income, net, decreased $60.0 million for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007, due to a gain of $38.6 million on the sale of a minority investment during the nine months ended March 31, 2007. Other income, net, also decreased due to a decrease in net realized gains on available-for-sale securities of $16.8 million during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. Lastly, interest income on corporate funds decreased $6.3 million as a result of lower average daily balances, partially offset by higher interest rates. Average daily balances declined from $3.5 billion to $3.3 billion due to the use of corporate funds for repurchases of common stock during the nine months ended March 31, 2008. The average interest rate earned on our corporate funds increased from 4.5% for the nine months ended March 31, 2007 to 4.6% for the nine months ended March 31, 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $64.1 million, or 11%, from $571.4 million for the three months ended March 31, 2007 to $635.5 million for the three months ended March 31, 2008 due to the increase in revenues and corresponding expenses discussed above. Overall margin remained constant for both periods at 26% for the three months ended March 31, 2008 and the three months ended March 31, 2007.

Earnings from continuing operations before income taxes increased $141.4 million, or 11%, from $1,316.1 million for the nine months ended March 31, 2007 to $1,457.5 million for the nine months ended March 31, 2008 due to the increase in revenues and corresponding expenses discussed above. Overall margin decreased from 23% to 22% for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 due to the decrease of $16.8 million in the net realized gains on available-for-sale securities and due to the gain of $38.6 million recognized on the sale of a minority investment during the nine months ended March 31, 2007.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2008 and March 31, 2007 was 36.5% and 37.0%, respectively. The effective tax rate for the nine months ended March 31, 2008 and March 31, 2007 was 35.8% and 37.1%, respectively. The decrease in the effective tax rate for the three and nine months ended March 31, 2008 is due to a favorable mix in income among state and foreign tax jurisdictions, as well as tax rate decreases in certain foreign tax jurisdictions. Additionally, during the nine months ended March 31, 2008, we recorded a reduction in the provision for income taxes of $12.4 million, which was related to the settlement of a state tax matter. This decreased our effective tax rate by approximately 0.5 percentage points for the nine months ended March 31, 2008. These decreases were partially offset by an increase in our provision for income taxes relating to the recording of the interest liability associated with unrecognized tax benefits as required under FIN 48. This increased our effective tax rate by approximately 0.5 and 0.7 percentage points for the three and nine months ended March 31, 2008, respectively.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 12%, to $403.6 million, for the three months ended March 31, 2008, from $360.1 million for the three months ended March 31, 2007, and the related diluted earnings per share from continuing operations increased 18%, to $0.77, for the three months ended March 31, 2008. The increase in net earnings from continuing operations for the three months ended March 31, 2008 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate. The increase in diluted earnings per share from continuing operations for the three months ended March 31, 2008 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 23.3 million shares during the nine months ended March 31, 2008 and the repurchase of 40.2 million shares in the fiscal year ended June 30, 2007.

Net earnings from continuing operations increased 13%, to $935.7 million, for the nine months ended March 31, 2008, from $827.2 million for the nine months ended March 31, 2007, and the related diluted earnings per share from continuing operations increased 20%, to $1.77, for the nine months ended March 31, 2008. The increase in net earnings from continuing operations for the nine months ended March 31, 2008 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate. These increases were offset by the decline in other income, net as a result of recognizing the gain on the sale of a minority investment of $38.6 million during the nine months ended March 31, 2007. The increase in diluted earnings per share from continuing operations for the nine months ended March 31, 2008 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of 23.3 million shares during the nine months ended March 31, 2008 and the repurchase of 40.2 million shares in the fiscal year ended June 30, 2007.

Analysis of Reportable Segments

Revenues

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	Change	2008	2007	Change

Employer Services	$1,758.5	$1,615.0	9%	$4,705.7	$4,272.9	10%
PEO Services	299.6	249.1	20%	786.4	649.5	21%
Dealer Services	343.8	318.7	8%	1,009.8	931.2	8%
Other	0.9	(2.0)	100 +%	1.1	(1.6)	100 +%
Reconciling items:
Foreign exchange	34.1	(13.6)		71.1	(43.8)
Client fund interest	(9.7)	3.8		(4.8)	(8.1)
Total revenues	$2,427.2	$2,171.0	12%	$6,569.3	$5,800.1	13%

Earnings from Continuing Operations before Income Taxes

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	Change	2008	2007	Change

Employer Services	$577.9	$516.2	12%	$1,276.0	$1,129.9	13%
PEO Services	27.9	21.5	30%	79.3	59.3	34%
Dealer Services	58.1	52.5	11%	165.1	146.2	13%
Other	(52.7)	(48.7)	(8)%	(153.2)	(88.9)	(72)%
Reconciling items:
Foreign exchange	5.8	(3.4)		10.5	(6.5)
Client fund interest	(9.7)	3.8		(4.8)	(8.1)
Cost of capital charge	28.2	29.5		84.6	84.2
Total earnings from continuing operations before income taxes	$635.5	$571.4	11%	$1,457.5	$1,316.1	11%

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

In addition, the reconciling items include an adjustment for the difference between actual interest income earned on funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. This allocation is made for management purposes so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in interest rates. This allocation is a reconciling item to our reportable segments’ revenues and earnings from continuing operations before income taxes and results in the elimination of this allocation in consolidation.

Finally, the reportable segments’ results include a cost of capital charge related to the funding of acquisitions and other investments. This charge is a reconciling item to earnings from continuing operations before income taxes and results in the elimination of this charge in consolidation.

Employer Services

Revenues

Employer Services’ revenues increased 9% and 10% for the three and nine months ended March 31, 2008, respectively, due to new business started in the period, an increase in the number of employees on our clients’ payrolls, the impact of pricing increases, which contributed approximately 2% to our revenue growth for each period, and an increase in average client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 8% and 9%, respectively, for the three and nine months ended March 31, 2008. Revenue from our traditional payroll and payroll tax filing business grew 8% for both the three and nine months ended March 31, 2008. The number of employees on our clients’ payrolls, “pays per control,” in the United States increased 1.1% and 1.4%, respectively, for the three and nine months ended March 31, 2008. This employment metric represents over 141,000 payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Our worldwide client retention for the three months ended March 31, 2008 increased 0.9 percentage points, as compared to the three months ended March 31, 2007, and increased 0.4 percentage points for the nine months ended March 31, 2008, as compared to the nine months ended March 31, 2007. Revenues from our “beyond payroll” services, excluding PEO Services, which is a separate reportable segment, increased 13% and 17%, respectively, for the three and nine months ended March 31, 2008 due to an increase in our Time and Labor Management services revenues of 17% and 18%, respectively, for the three and nine months ended March 31, 2008, and due to the impact of business acquisitions. The increase in revenues related to our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $13.3 million and $35.2 million, respectively, for the three and nine months ended March 31, 2008, which accounted for 1% growth in Employer Services’ revenues in each period. This increase was due to the increase in the average client funds balances as a result of new business started in the period and growth in our existing client base. The average client funds balances were $18.5 billion and $17.5 billion for the three months ended March 31, 2008 and 2007, respectively, representing an increase of 6%, and $15.3 billion and $14.2 billion for the nine months ended March 31, 2008 and 2007, respectively, representing an increase of 7%.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 12%, from $516.2 million to $577.9 million, for the three months ended March 31, 2008. Earnings from continuing operations before income taxes for the three months ended March 31, 2008 grew at a faster rate than revenues due to the improvement in margins for our services resulting from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher compensation expenses of $37.2 million for implementation and service personnel, as well as higher selling expenses of $9.4 million attributable to the increase in salesforce personnel.

Earnings from continuing operations before income taxes increased 13%, from $1,129.9 million to $1,276.0 million, for the nine months ended March 31, 2008. Earnings from continuing operations before income taxes for the nine months ended March 31, 2008 grew at a faster rate than revenues due to the improvement in margins for our services resulting from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher compensation expenses of $110.3 million for implementation and service personnel, as well as higher selling expenses of $48.7 million attributable to the increase in salesforce personnel in Employer Services. Lastly, our expenses increased by approximately $42.2 million as a result of acquisitions of businesses in Employer Services.

PEO Services

Revenues

PEO Services’ revenues increased 20% and 21% for the three and nine months ended March 31, 2008, respectively, due to a 17% and 18%, respectively, increase in the average number of worksite employees. The increase in the average number of worksite employees was due to new client sales and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $31.8 million, or 25%, and $87.2 million, or 24%, respectively, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services that are billed based upon a percentage of wages related to worksite employees, increased $5.6 million, or 12%, and $22.7 million, or 17%, respectively, for the three and nine months ended March 31, 2008, due to the increase in the number of average worksite employees and price increases.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.4 million and $1.2 million, for the three and nine months ended March 31, 2008, respectively, due to the increase in the average client funds balances as a result of increased PEO Services’ new business and growth in our existing client base. The average client funds balances were $0.2 billion and $0.1 billion for the three months ended March 31, 2008 and 2007, respectively. The average client funds balances were $0.2 billion for both the nine months ended March 31, 2008 and 2007.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $6.4 million, or 30%, to $27.9 million for the three months ended March 31, 2008. This increase is due to the $50.5 million increase in revenues for the three months ended March 31, 2008 offset by an increase in our operating costs and selling expenses. For the three months ended March 31, 2008, our cost of providing benefits to worksite employees increased $31.5 million over the comparable period in the prior year. Our expenses associated with new business sales increased $2.6 million as a result of growth in our salesforce and an increase in sales over the comparable period in the prior year. In addition, the costs of providing our services increased $2.8 million over the comparable period in the prior year.

Earnings from continuing operations before income taxes increased $20.0 million, or 34%, to $79.3 million for the nine months ended March 31, 2008. This increase is due to the $136.9 million increase in revenues for the nine months ended March 31, 2008 partially offset by an increase in our operating costs and selling expenses. For the nine months ended March 31, 2008, our cost of providing benefits to worksite employees increased $87.1 million over the comparable period in the prior year. Our expenses associated with new business sales increased $7.8 million as a result of growth in our salesforce and an increase in sales over the comparable period in the prior year. In addition, the costs of providing our services increased $11.5 million over the comparable period in the prior year.

Dealer Services

Revenues

Dealer Services’ revenues increased 8% for both the three and nine months ended March 31, 2008. Internal revenue growth was approximately 5% and 6% for the three and nine months ended March 31, 2008, respectively. Revenues increased for our dealer business systems in North America by $14.5 million, to $255.5 million, and by $47.8 million, to $757.3 million, for the three and nine months ended March 31, 2008, respectively, due to growth in our key products. The growth in our key products was driven by the increased users for Application Service Provider managed services, growth in our Digital Marketing strategic initiatives, increased Credit Check and Computerized Vehicle Registration transaction volume, and new network and hosted IP telephony installations. In addition, revenues increased $10.3 million and $25.2 million for the three and nine months ended March 31, 2008, respectively, due to business acquisitions in the fourth quarter of the fiscal year ended June 30, 2007, as well as in the nine months ended March 31, 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $5.6 million, or 11%, to $58.1 million and $18.9 million, or 13%, to $165.1 million for the three and nine months ended March 31, 2008, respectively, due to the increase in revenues of our dealer business systems and contributions from recent acquisitions. These increases were offset by an increase in operating expenses as a result of an increase in headcount to support new business sales and the timing of new business installations during the quarter. Lastly, our expenses increased by approximately $9.7 million and $25.3 million as a result of acquisitions of businesses during the three and nine months ended March 31, 2008, respectively.

Other

The primary components of “Other” are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense. Additionally, a gain of $38.6 million on the sale of a minority investment is included in “Other” for the nine months ended March 31, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, cash and marketable securities were $1,735.4 million, stockholders’ equity was $5,498.8 million and the ratio of long-term debt-to-equity was 1.0%. At March 31, 2008, working capital from continuing operations before funds held for clients and client funds obligations was $1,543.2 million, as total current assets before funds held for clients was $3,447.9 million and total current liabilities before client funds obligations were $1,904.7 million. At June 30, 2007, working capital from continuing operations before funds held for clients and client funds obligations was $1,534.8 million, as total current assets before funds held for clients were $3,306.5 million (exclusive of total current assets of discontinued operations of $57.7 million) and total current liabilities before client funds obligations were $1,771.7 million (exclusive of total current liabilities of discontinued operations of $19.1 million).

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

Net cash flows provided by operating activities were $1,298.6 million for the nine months ended March 31, 2008, as compared to $1,112.0 million for the comparable period in the prior fiscal year. The increase was due to a $58.2 million increase in net earnings for the nine months ended March 31, 2008 as compared with the nine months ended March 31, 2007. In addition, the increase was due to a $64.4 million increase in accrued expenses and other liabilities due to the timing of payments and a $16.1 million decrease in accounts receivable due to the timing of our collections. The increases in cash provided were offset by a $29.2 million increase in our pension plan contributions.

Net cash flows used in investing activities for the nine months ended March 31, 2008 totaled $5,292.1 million, compared to cash flows used in investing activities for the nine months ended March 31, 2007 of $5,889.2 million. This decrease was due to a net decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations, a decrease in cash paid for intangibles of $70.7 million and a decrease in net cash paid for acquisitions of $342.6 million. Additionally, proceeds received from the sale of businesses increased by $95.2 million. These decreases in the use of cash were partially offset by the change in net proceeds from our marketable securities, the $38.6 million of proceeds from the sale of a minority investment during the nine months ended March 31, 2007 and the $660.1 million of net dividends received from Broadridge Financial Solutions, Inc. during the nine months ended March 31, 2007.

Net cash flows provided by financing activities for the nine months ended March 31, 2008 totaled $3,843.9 million, compared to $5,342.5 million for the nine months ended March 31, 2007. The decrease in cash flows provided was due to a $1,050.2 million decrease in client funds obligations. In addition, the cash flows provided decreased due a $67.4 million increase in the amount of dividends paid due to the increase in the amount of dividends per common share for the nine months ended March 31, 2008, as compared to the comparable period in the prior year. Additionally, there was a decrease in proceeds received from stock purchase plan purchases and exercises of stock options of $54.2 million and an increase in cash paid for the repurchases of common stock of $205.4 million. We purchased 23.3 million shares of our common stock at an average price per share of $45.04 during the nine months ended March 31, 2008. As of March 31, 2008, we had remaining Board of Directors’ authorization to purchase up to 20.4 million additional shares.

In June 2007, we entered into a $1.75 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced our prior $1.75 billion 364-day facility. We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2008 under the credit facilities.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2008 and at June 30, 2007, there was no commercial paper outstanding. For the three months ended March 31, 2008 and 2007, we had average borrowings of $0.5 billion and $0.4 billion at a weighted average interest rate of 3.6% and 5.3%, respectively. For the nine months ended March 31, 2008 and 2007, we had average borrowings of $1.5 billion and $1.6 billion, respectively, at a weighted average interest rate of 4.7% and 5.3%, respectively. The weighted average maturity of our commercial paper during the three and n ine months ended March 31, 2008 and 2007 was less than two days for each period.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2008 and at June 30, 2007, there were no outstanding obligations under reverse repurchase agreements. For the three months ended March 31, 2008 and 2007, we had average outstanding balances under reverse repurchase agreements of $169.8 million and $59.8 million, respectively, at a weighted average interest rate of 3.8% and 4.2%, respectively. For the nine months ended March 31, 2008 and 2007, we had average outstanding balances under reverse repurchase agreements of $266.5 million and $105.6 million, respectively, at a weighted average interest rate of 4.3% and 4.4%, respectively.

For the nine months ended March 31, 2008 capital expenditures for continuing operations were $127.0 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2008 are expected to be approximately $200.0 million, compared to $169.7 million in the fiscal year ended June 30, 2007.

Following the adoption of FIN 48, we have not updated the table that provides a summary of our contractual obligations as of June 30, 2007 that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as we were unable to make reasonably reliable estimates as to the period in which cash was expected to be paid related to the unrecognized tax benefits. Subsequent to the adoption of FIN 48, we made the determination that net cash payments expected to be paid within the next 12 months, related to the unrecognized tax benefits of $381.6 million at March 31, 2008, may be up to $60 million.

In the normal course of business, we enter into contracts in which we make representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended March 31, 2008, approximately 25% of our overall investment portfolio was invested in cash and cash equivalents, and therefore was impacted almost immediately by changes in short-term interest rates. The other 75% of our investment portfolio was invested in fixed-income securities, with varying effective maturities of less than ten years, which were also subject to interest rate risk, including reinvestment risk. Details regarding our overall investment portfolio are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Average investment balances at cost:
Corporate investments	$2,218.6	$2,034.1	$3,267.4	$3,490.3
Funds held for clients	18,740.3	17,649.3	15,490.1	14,411.4
Total	$20,958.9	$19,683.4	$18,757.5	$17,901.7

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	4.5%	4.9%	4.6%	4.5%
Funds held for clients	4.2%	4.5%	4.4%	4.4%
Total	4.3%	4.5%	4.5%	4.4%

Realized gains on available-for-sale securities	$3.4	$0.4	$8.8	$20.5
Realized losses on available-for-sale securities	(3.0)	(0.9)	(8.3)	(3.2)
Net realized gains on available-for-sale securities	$0.4	$(0.5)	$0.5	$17.3

	March 31,	June 30,
	2008	2007
Net unrealized pre-tax gains (losses) on available-for-sale securities	$429.6	$(184.9)
Total available-for-sale securities	$15,439.5	$13,369.4

The return on our portfolio is impacted by interest rate changes. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the Fed Funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $8 million impact to earnings before income taxes over the twelve-month period ending March 31, 2009. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the twelve-month period ending March 31, 2009.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the bonds. We limit credit risk by investing primarily in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At March 31, 2008, approximately 95% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any security other than US and Canadian government or government agency securities. The Company’s investment portfolio does not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor does it contain any collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs). The Company’s investment portfolio does include senior tranches of AAA-rated, fixed rate credit card, auto loan, and other asset-backed securities.

We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for trading purposes. As of March 31, 2008 and June 30, 2007, we did not have any derivative financial instruments outstanding.

Income Taxes

We are routinely examined by the IRS and tax authorities in foreign countries in which we conduct business, as well as tax authorities in states in which we have significant business operations, such as California, Illinois, Minnesota and New York. The tax years under examination vary by jurisdiction. We expect an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. We are also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; and Minnesota for fiscal years ended June 30, 1998 through June 30, 2004. New York State and New York City are expected to commence audits of the fiscal year ended June 30, 2004 through the fiscal year ended June 30, 2006 in the fourth quarter of the fiscal year ending June 30, 2008. The Province of Quebec is examining the 2005 and 2006 tax returns. The Province of Ontario is examining the 2002, 2003 and 2004 tax returns. The Province of Alberta is examining the 2004, 2005 and 2006 tax returns. We regularly consider the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on our consolidated financial condition, although a resolution could have a material impact on our Statements of Consolidated Earnings for a particular future period and on our effective tax rate.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate the adoption of SFAS No. 161 will have a material impact on our results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for us that may be completed on or after July 1, 2009. We cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on our results of operations and financial condition as the impact is solely dependent on whether the Company enters into a business combination after July 1, 2009 and the terms of such a transaction.

 In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 will impact business combinations for us that may occur on or after July 1, 2009. Currently, we do not anticipate the adoption of SFAS No. 160 will have a material impact on our results of operations or financial condition.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. We are currently evaluating the effect that the adoption of SFAS No. 159 will have, if any, on our consolidated results of operations or financial condition.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. We adopted the provisions of FIN 48 as of July 1, 2007, which resulted in a decrease to stockholders’ equity of $11.7 million (see Note 18).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Ch ief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (1)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (1)

January 1, 2008 to January 31, 2008	641,333		$42.58	550,000	25,685,940

February 1, 2008 to February 29, 2008	2,755,283		$39.44	2,745,500	22,940,440

March 1, 2008 to March 31, 2008	2,517,327		$40.40	2,509,700	20,430,740

Total	5,913,943	(2)		5,805,200

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

(2) During fiscal 2008, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 91,258 shares during January 2008, 8,521 shares during February 2008 and 368 shares during March 2008, at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 75 shares during January 2008, 1,262 shares during February 2008 and 7,259 shares during March 2008 at a price of $0.10 per share, under the terms of such program to repurchase stock granted to employees who have left the Company.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: May 9, 2008	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)