Form 10-K
period 2008-06-30
AUTOMATIC DATA PROCESSING INC
filed 2008-08-29
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]          Accelerated filer [ ]          Non-accelerated filer [ ]          Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $23,216,032,643. On August 22, 2008 there were 508,864,299 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on November 11, 2008.	Part III

Part I

Item 1. Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries “ADP” or the “Company”), is one of the world’s largest providers of business outsourcing solutions. Leveraging nearly 60 years of experience, ADP offers a wide range of HR, payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, heavy truck, motorcycle, marine and recreational vehicle dealers throughout the world. For financial information by segment and by geographic area, see Note 18 of the “Notes to Consolidated Financial Statements” contained in this Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, the Proxy Statement for its Annual Meeting of Stockholders and its Annual Report to Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP’s activities.

Employer Services

     Employer Services offers a comprehensive range of human resource (HR) information, payroll processing, tax and benefits administration products and services, including traditional and Web-based outsourcing solutions, that assist approximately 560,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services markets these products and services through its direct marketing salesforce and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. In fiscal 2008, 82% of Employer Services’ revenues were from the United States, 11% were from Europe, 5% were from Canada and 2% were from South America (primarily Brazil), Australia and Asia.

United States

     Employer Services’ approach to the market is to match a client’s needs with the services and products that will best meet expectations. To facilitate this approach, in the United States, Employer Services is comprised of the following groups: Small Business Services (SBS) (serving primarily organizations with fewer than 50 employees); Major Account Services (serving primarily organizations with between 50 and 999 employees); and National Account Services (serving primarily organizations with 1,000 or more employees).

     SBS processes payroll for smaller clients and provides them with market leading solutions, including a range of value-added services that are specifically designed for small business clients. Major Account Services and National Account Services offer a full suite of best-of-breed employer services solutions for clients ranging from mid-size through many of the world’s largest corporations.

     ADP enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. For those organizations that choose to process payroll in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution, year-end tax statements (i.e., form W-2), wage garnishment services, health and welfare administration and flexible spending account (FSA) administration.

     In order to address the growing business process outsourcing (BPO) market for clients seeking human resource information systems and benefit outsourcing solutions, ADP offers its integrated comprehensive outsourcing services (COS) solution that allows larger clients to outsource HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions to ADP. ADP also offers ADP Resource®, an integrated, flexible HR and payroll service offering that provides a menu of optional services, such as 401(k), FSA and a comprehensive Pay-by-Pay® workers’ compensation payment program.

     ADP provides payroll services that include the preparation of client employee paychecks and electronic direct deposits, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare and federal, state and local income tax withholding reports required to be filed by employers.

     ADP’s Added Value Services division (formerly the Tax, Retirement, Insurance and Pre-Employment Services division) includes the following businesses: Tax and Financial Services, Retirement Services, Insurance Services and Pre-Employment Services. These businesses primarily support SBS, Major Account Services and/or National Account Services, and their services are sold through those businesses, as well as dedicated salesforces and marketing arrangements with alliance partners.

  Tax and Financial Services processes and collects federal, state and local payroll taxes on behalf of, and from, ADP clients and remits these taxes to the appropriate taxing authorities. This business is also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, TotalPay® payroll check (ADPCheck™), full service direct deposit (FSDD) and stored value payroll card (TotalPay® Card) products, and the collection and payment of wage garnishments. Tax and Financial Services also offers wage verification and sales and use tax services. This business provides an electronic interface between ADP clients and over 2,200 federal, state and local tax agencies, from the Internal Revenue Service to local governments. In fiscal 2008, Tax and Financial Services in the United States processed and delivered over 52 million year-end tax statements (i.e., form W-2) to its clients’ employees and over 40.8 million employer payroll tax returns and deposits, and moved over $1 trillion in client funds to taxing authorities and its clients’ employees via electronic transfer, direct deposit and ADPCheck.

  Retirement Services provides recordkeeping and/or related administrative services with respect to various types of retirement (primarily 401(k) and SIMPLE IRA) plans, deferred compensation plans and “premium only” cafeteria plans.

  Insurance Services provides a comprehensive Pay-by-Pay workers’ compensation payment program and, through Automatic Data Processing Insurance Agency, Inc., offers workers compensation and group health insurance to small and mid-size clients.

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

     ADP’s HR services provide solutions from pre-hire to retire, including talent acquisition through employee HR recordkeeping and compliance management. ADP’s Benefit Services business provides benefits administration across all market segments, including management of the open enrollment of benefits, COBRA and FSA administration. ADP’s Time and Labor Management services business provides solutions for employers to capture, calculate and report employee time and attendance.

International

     Employer Services has a growing presence outside of the United States, where it offers solutions on the basis of both geographic and specific client business needs. ADP offers in-country “best of breed” payroll and human resource outsourcing solutions to small and large clients alike in over a dozen countries outside of the United States. In each of Canada and Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and human resource administration services. Within Europe, Employer Services has business operations supporting its in-country solutions in eight countries: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia and Asia, ADP provides traditional service bureau payroll and also offers full departmental outsourcing of payroll services. ADP also offers wage and tax collection and remittance services in Canada and the United Kingdom.

     There is a steadily increasing demand from multinational companies for global payroll and human resource management services. In fiscal 2008, ADP continued to expand its GlobalView® offering, making it available in 37 countries. GlobalView is built on the SAP® ERP Human Capital Management and the SAP NetWeaver® platform and offers multinational and global companies an end-to-end outsourcing solution enabling standardized payroll processing and human resource administration. As of the end of fiscal 2008, 78 clients had contracted for GlobalView services, with approximately 390,000 employees being processed. Upon completing the implementation for all these clients, ADP expects to be providing GlobalView services to nearly one million employees in 46 different countries. In fiscal 2007, ADP established a wholly foreign owned entity in Shanghai, China, to serve the needs of multinational companies with operations in China.

Professional Employer Organization Services

     In the United States, ADP’s TotalSource® , ADP’s professional employer organization (PEO) business, provides clients with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees. ADP’s TotalSource is the largest PEO in the United States based on the number of total paid worksite employees. ADP’s TotalSource has 46 offices located in 19 states and serves approximately 188,000 worksite employees in all 50 states.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and other business management solutions to automotive, heavy truck, motorcycle, marine and recreational vehicle (RV) retailers in North America, Europe, South Africa and the Asia Pacific region. Over 25,000 automotive, heavy truck, motorcycle, marine and RV retailers in over 60 countries use ADP’s DMS products, other software applications, networking solutions, data integration, consulting and/or digital marketing services.

     Clients use ADP’s DMS products to manage core business activities such as accounting, inventory management, factory communications, appointment scheduling, vehicle financing and insurance, sales and service. In addition to its DMS products, Dealer Services offers its clients a full suite of additional integrated applications to address each department and functional area of the dealership, including Customer Relationship Management (CRM) applications, front-end sales and marketing solutions, and an IP Telephony phone system fully-integrated into the DMS to help dealerships drive sales processes and business development initiatives. Dealer Services also provides its dealership clients computer hardware, hardware maintenance services, software support, system design and network consulting services.

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

     All of Dealer Services’ solutions are supported by comprehensive training offerings and business process consulting services. ADP’s DMS and other software products are available as “on-site” applications installed at the dealership or as application service provider (ASP) managed services solutions (in which clients outsource their information technology management activities to Dealer Services).

Markets and Marketing Methods

     Employer Services offers services in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia. Dealer Services has offerings in North America, Europe, South Africa and the Asia Pacific region. PEO Services are offered in the United States.

     None of ADP’s major business groups have a single homogenous client base or market. Employer Services and PEO Services have clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Dealer Services primarily serves automobile dealers, which in turn may be dependent on a relatively small number of automobile manufacturers, but also serves heavy truck and powersports (i.e., motorcycle, marine and recreational) dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles and trucks. Employer Services also sells to automobile dealers. While concentrations of clients exist, no one client or industry group is material to ADP’s overall revenues.

     ADP’s businesses are not overly sensitive to price changes, although economic conditions among selected clients and groups of clients may and do have a temporary impact on demand for ADP’s services. In fiscal 2008, Employer Services continued to grow, primarily due to new business started in the period, an increase in the number of employees on our clients’ payrolls, the impact of price increases and an increase in average client funds balances; Dealer Services grew due to both internal revenue growth and growth from acquisitions; and PEO Services grew primarily due to an increase in the average number of worksite employees and higher administrative revenues as a result of an increase in the average number of worksite employees.

     ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or business unit in ADP is subject to unique market risk.

Competition

     The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of business outsourcing solutions in the world. Employer Services and PEO Services compete with other independent business outsourcing companies, companies providing enterprise resource planning services, software companies and financial institutions. Captive in-house functions, whereby a company installs and operates its own business processing systems, are another competitive factor in the industries in which Employer Services and PEO Services operate. Dealer Services’ competitors include full service DMS providers such as The Reynolds & Reynolds Company, Dealer Services’ largest DMS competitor in the United States and Canada, and companies providing applications and services that compete with Dealer Services’ non-DMS applications and services.

     Competition in ADP’s industries is primarily based on service responsiveness, product quality and price. ADP believes that it is very competitive in each of these areas and that there are no material negative factors impacting ADP’s competitive position.

Clients and Client Contracts

     ADP provides its services to over 585,000 clients. In fiscal 2008, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

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

Systems Development and Programming

     During the fiscal years ended June 30, 2008, 2007 and 2006, ADP invested $611 million, $609 million and $551 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

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

Number of Employees

     ADP employed approximately 47,000 persons as of June 30, 2008.

Item 1A. Risk Factors

     Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means ADP, together with its subsidiaries. The level of importance of each of the following risks may vary from time to time.

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

Security and privacy breaches may hurt our business

     We store electronically personal information about our clients and employees of our clients. In addition, our retirement services systems maintain investor account information for retirement plans. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and the growth of our business could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

     None

Item 2. Properties

     ADP owns 45 of its processing centers, other operational offices, sales offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 4,110,251 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices and sales offices. All of these leases, which aggregate approximately 6,063,665 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2036. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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

     None

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

     The principal market for the Company’s common stock (symbol: ADP) is the New York Stock Exchange. The following table sets forth the reported high and low sales prices of the Company’s common stock based on the NYSE composite transactions, and the cash dividends per share of common stock declared, during the past two fiscal years. As of June 30, 2008, there were 41,011 holders of record of the Company’s common stock. As of such date, 274,146 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2008 quarter ended:

June 30	$45.23	$41.25	$0.290
March 31	$44.66	$37.74	$0.290
December 31	$49.81	$44.25	$0.290
September 30	$49.38	$43.91	$0.230

Fiscal 2007 quarter ended:

June 30	$50.30	$43.89	$0.230
March 31	$51.50	$46.85	$0.230
December 31	$49.94	$46.26	$0.230
September 30	$48.30	$42.50	$0.185

     On March 30, 2007, ADP completed the spin-off of its former Brokerage Services Group business. In the table above, market prices include the value of the Brokerage Services Group business through the date of the spin-off.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number
			of Shares	Maximum
			Purchased as Part	Number of Shares
			of the Publicly	that may yet be
			Announced	Purchased under
			Common Stock	the Common
	Total Number of	Average Price	Repurchase Plan	Stock Repurchase
Period	Shares Purchased (1)	Paid per Share (2)	(3)	Plan (3)

April 1, 2008 to
April 30, 2008	501,500	$43.55	500,000	19,930,740

May 1, 2008 to
May 31, 2008	3,956,501	$43.17	3,956,000	15,974,740

June 1, 2008 to
June 30, 2008	5,130,800	$42.75	5,130,800	10,843,940

Total	9,588,801		9,586,800

(1) Pursuant to the terms of the Company’s restricted stock program, the Company made purchases of 1,500 shares during April 2008 and 501 shares during May 2008 at a price of $.10 per share under the terms of such program to repurchase stock granted to employees who have left the Company.

(2) The average price per share does not include the repurchases described in the preceding footnote.

(3) In March 2001, the Company received the Board of Directors’ approval to repurchase up to 50 million shares of the Company’s common stock. In November 2002, November 2005 and August 2006, the Company received the Board of Directors’ approval to repurchase an additional 35 million, 50 million and 50 million shares, respectively, of the Company’s common stock. There is no expiration date for the common stock repurchase plan.

Performance Graph

     The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index, a Peer Group Index(b) and an Old Peer Group Index(c), assuming an initial investment of $100 on June 30, 2003, with all dividends reinvested.

(a) On March 30, 2007, the Company completed the spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. The cumulative returns of the Company’s common stock have been adjusted to reflect the spin-off.

(b) The Peer Group Index is comprised of the following companies:

Administaff, Inc.	Intuit Inc.
Computer Sciences Corporation	Paychex, Inc.
Gevity HR, Inc.	The Ultimate Software Group, Inc.
Global Payments Inc.	Total System Services, Inc.
Hewitt Associates, Inc.	The Western Union Company

(c) The Old Peer Group Index is comprised of the following companies:

Ceridian Corporation	First Data Corporation
Computer Sciences Corporation	Paychex, Inc.
Electronic Data Systems Corporation	Total System Services, Inc.

     The components of the Peer Group Index were changed because the common stock of three of the companies in the Old Peer Group Index is no longer publicly traded.

Item 6. Selected Financial Data

     The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Form 10-K.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2008	2007	2006	2005	2004
Total revenues	$8,776.5	$7,800.0	$6,835.6	$6,131.3	$5,575.7
Total costs of revenues	$4,680.1	$4,087.3	$3,603.7	$3,165.3	$2,794.7
Gross profit	$4,096.4	$3,712.7	$3,231.9	$2,966.0	$2,781.0
Earnings from continuing operations before income taxes	$1,812.0	$1,623.5	$1,361.2	$1,237.8	$1,117.8
Net earnings from continuing operations	$1,161.7	$1,021.2	$841.9	$780.6	$702.4
Basic earnings per share from continuing operations	$2.23	$1.86	$1.46	$1.34	$1.19
Diluted earnings per share from continuing operations	$2.20	$1.83	$1.45	$1.32	$1.18
Basic weighted average shares outstanding	521.5	549.7	574.8	583.2	591.7
Diluted weighted average shares outstanding	527.2	557.9	580.3	590.0	598.7
Cash dividends declared per share	$1.1000	$0.8750	$0.7100	$0.6050	$0.5400
Adjusted return on equity (Note 1)	27.5%	23.7%	17.4%	15.5%	13.8%
Return on equity from continuing operations (Note 2)	22.7%	18.3%	14.3%	13.9%	13.0%
At year end:
Cash, cash equivalents and marketable securities	$1,660.3	$1,884.6	$2,461.3	$1,716.0	$1,918.2
Total assets	$23,734.4	$26,648.9	$27,490.1	$27,615.4	$21,120.6
Long-term debt	$52.1	$43.5	$74.3	$75.7	$76.2
Stockholders’ equity	$5,087.2	$5,147.9	$6,011.6	$5,783.9	$5,417.7

Note 1. U.S. GAAP requires net earnings of discontinued operations to be displayed separately in the Statements of Consolidated Earnings, and therefore we believe it is appropriate to disclose adjusted return on equity, excluding the effects of discontinued operations. Adjusted return on equity represents a non-GAAP measure used by management to evaluate the results of the business. The numerator of net earnings that is used in our calculation of adjusted return on equity excludes net earnings from discontinued operations. The denominator of adjusted return on equity excludes the average cumulative net earnings from discontinued operations for each of the five years since fiscal 2004 for which such returns are presented, as well as the equity impact of the spin-off of the Brokerage Services Group business, which was classified as a discontinued operation. As a result, adjusted return on equity, excluding the effects of discontinued operations has been calculated as net earnings from continuing operations divided by average stockholders’ equity, excluding the effects of discontinued operations as noted below.

(In millions)
Years ended June 30,	2008	2007	2006	2005	2004
Average total stockholders' equity	$5,117.5	$5,579.8	$5,897.7	$5,600.7	$5,394.6
Less:
Cumulative effect of discontinued operations	894.7	1,266.3	1,069.1	575.6	321.6
Average total equity, excluding effects of discontinued operations	$4,222.8	$4,313.5	$4,828.6	$5,025.1	$5,073.0

Note 2. Return on equity from continuing operations has been calculated as net earnings from continuing operations divided by average total stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed above under “Item 1A.-Risk Factors,” should be considered in evaluating any forward-looking statements contained herein.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

     ADP is one of the world’s largest providers of business outsourcing solutions. Leveraging nearly 60 years of experience, ADP offers a wide range of human resource (“HR”), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, heavy truck, motorcycle, marine and recreational vehicle dealers throughout the world. The Company’s reportable segments are: Employer Services, PEO Services and Dealer Services. A brief description of each segment’s operations is provided below.

Employer Services

     Employer Services offers a comprehensive range of HR information, payroll processing, tax and benefits administration services and products, including traditional and Web-based outsourcing solutions, that assist approximately 560,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services categorizes its services between traditional payroll and payroll tax, and “beyond payroll.” The traditional payroll and payroll tax business represents the Company’s core payroll processing and payroll tax filing business. The “beyond payroll” business represents the services that extend beyond the traditional payroll and payroll tax filing services, such as Time and Labor Management and benefit and retirement administration. Within Employer Services, the Company collects client funds and remits such funds to tax authorities for payroll tax filing and payment services, and to employees of payroll services clients.

PEO Services

     PEO Services provides over 5,100 small and medium sized businesses with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and other business management solutions to automotive, heavy truck, motorcycle, marine and recreational vehicle (“RV”) retailers in North America, Europe, South Africa and the Asia Pacific region. Over 25,000 automotive, heavy truck, motorcycle, marine and RV retailers in over 60 countries use our DMS products, other software applications, networking solutions, data integration, consulting and/or digital marketing services.

EXECUTIVE OVERVIEW

     We reported strong results in each of our business segments during the fiscal year ended June 30, 2008 (“fiscal 2008”). Consolidated revenues from continuing operations in fiscal 2008 grew 13%, to $8,776.5 million, as compared to $7,800.0 million in the fiscal year ended June 30, 2007 (“fiscal 2007”). Earnings from continuing operations before income taxes and net earnings from continuing operations increased 12% and 14%, respectively. Diluted earnings per share from continuing operations increased 20%, to $2.20 in fiscal 2008, from $1.83 per share in fiscal 2007, on fewer weighted average diluted shares outstanding.

     Employer Services’ revenues increased 9% and PEO Services revenues increased 20% in fiscal 2008. Employer Services’ and PEO Services’ new business sales, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, grew 8% worldwide, to approximately $1,142.8 million in fiscal 2008. In fiscal 2008, we grew average client funds balances 6.6% as a result of new business and growth in our existing client base. The number of employees on our clients’ payrolls, “pays per control,” increased 1.3% in fiscal 2008. This employment metric represents over 141,000 payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Client retention improved 0.2 percentage points worldwide over last year’s record level. PEO Services’ revenues grew 20% in fiscal 2008 due to an 18% increase in the average number of worksite employees. Dealer Services’ revenues grew 9% in fiscal 2008 due to internal revenue growth and the effect of acquisitions.

     In light of the challenging economic environment during fiscal 2008, we are especially pleased with the performance of our investment portfolio and the investment choices we made throughout the year. Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), credit default swaps, asset-backed commercial paper, auction rate securities, structured investment vehicles or non-investment-grade securities. We mitigate credit risk by investing in only investment-grade bonds. We own senior tranches of AAA fixed rate credit card, auto loan and other asset-backed securities, whose trusts predominately contain prime collateral. All collateral on asset-backed securities is performing as expected. ADP owns senior debt directly issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of either of these agencies. ADP also owns mortgage pass-through securities that are guaranteed by Fannie Mae or Freddie Mac. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

     Our product set and global breadth, depth and reach in the marketplace have never been stronger. During fiscal 2008 and fiscal 2007, the Company took efforts to divest certain non-strategic, slow-growing businesses. This allowed us to set our focus on our businesses that have strong underlying growth attributes and that operate in large, under-penetrated markets. We completed the tax-free spin-off of our former Brokerage Services Group business on March 30, 2007 into an independent publicly traded company called Broadridge Financial Solutions, Inc. We made the decision to spin-off this business for several reasons. First, we determined that the growth potential of the Brokerage Services Group business, while part of ADP, was expected to be lower than that of our other businesses. Further, the Brokerage Services Group business had operating models and long-term growth plans that were different than those of our other businesses. The spin-off allowed more concentrated focus by each management team on its own respective core business, which is expected to be more beneficial to each company’s stockholders, clients and associates.

     In addition, during fiscal 2007, we divested Sandy Corporation, which was previously reported in our Dealer Services segment. During fiscal 2008, we finalized the sale of our Travel Clearing business, which was previously reported in our Other segment. We divested Sandy Corporation and Travel Clearing because they were non-strategic businesses that did not complement our other businesses. Moreover, the growth potential of these businesses was also believed to be slower than that of our other businesses.

     These transactions, along with our cash flows from operating activities, have allowed us to continue to focus on the objective of returning excess cash to our stockholders through our share buyback program and our cash dividends to stockholders. Subsequent to the completion of these transactions, the new ADP is a more focused company, which we believe has excellent growth potential for revenue and pretax earnings.

     Our financial condition and balance sheet remain solid with cash and marketable securities of $1,660.3 million at June 30, 2008. Our net cash flows provided by operating activities were $1,772.2 million in fiscal 2008, as compared to $1,298.0 million in fiscal 2007. This increase exceeded our expectations due to the timing of certain collections of accounts receivable and the timing of payments of certain accruals.

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

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

(Dollars in millions, except per share amounts)

	Years ended June 30,		Change
	2008	2007	2008 vs 2007
Total revenues	$8,776.5	$7,800.0	13%

Costs of revenues:
Operating expenses	3,915.7	3,392.3	15%
Systems development and programming costs	525.9	486.1	8%
Depreciation and amortization	238.5	208.9	14%
Total cost of revenues	4,680.1	4,087.3	15%

Selling, general and administrative expenses	2,370.4	2,206.2	7%
Interest expense	80.5	94.9	(15)%
Total expenses	7,131.0	6,388.4	12%

Other income, net	166.5	211.9	(21)%

Earnings from continuing operations before income taxes	$1,812.0	$1,623.5	12%
Margin	21%	21%

Provision for income taxes	$650.3	$602.3	8%
Effective tax rate	35.9%	37.1%

Net earnings from continuing operations	$1,161.7	$1,021.2	14%

Diluted earnings per share from continuing operations	$2.20	$1.83	20%

Total Revenues

     Our consolidated revenues in fiscal 2008 grew 13%, to $8,776.5 million, due to increases in Employer Services of 9%, or $535.4 million, to $6,243.1 million, PEO Services of 20%, or $175.7 million, to $1,060.5 million, and Dealer Services of 9%, or $107.0 million, to $1,364.3 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 11% in fiscal 2008. Revenue growth was favorably impacted by $167.8 million, or 2%, due to fluctuations in foreign currency exchange rates.

     Our consolidated revenues in fiscal 2008 include interest on funds held for clients of $684.5 million as compared to $653.6 million in fiscal 2007. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 6.6% in our average client funds balances to $15.7 billion, offset by the decrease in the average interest rate earned to 4.4% in fiscal 2008 as compared to 4.5% in fiscal 2007.

Total Expenses

     Our consolidated expenses increased $742.6 million, to $7,131.0 million in fiscal 2008, from $6,388.4 million in fiscal 2007. The increase in our consolidated expenses is due to the increase in our revenues, higher pass-through costs associated with our PEO business, an increase in our salesforce and implementation personnel, and higher expenses associated with Employer Services’ new business sales and implementation. In addition, consolidated expenses increased $142.1 million, or 2%, in fiscal 2008 due to fluctuations in foreign currency exchange rates.

     Our total costs of revenues increased $592.8 million, to $4,680.1 million in fiscal 2008, from $4,087.3 million in fiscal 2007, due to increases in our operating expenses. Operating expenses increased $523.4 million, or 15%, in fiscal 2008 due to the increase in revenues described above, including the increases in PEO services, which has pass-through costs that are re-billable. The pass-through costs were $763.0 million and $640.7 million in fiscal 2008 and 2007, respectively. The increase in operating expenses is also due to an increase of approximately $131.7 million relating to compensation expenses associated with implementation and service personnel in Employer Services. Operating expenses also increased approximately $28.0 million due to the operating costs of our newly acquired businesses and approximately $73.6 million due to foreign currency fluctuations. Systems development and programming costs increased $39.8 million, or 8%, in fiscal 2008 compared to fiscal 2007 due to an increase in expenses of $5.1 million for our newly acquired businesses. Systems development and programming expenses also increased approximately $15.0 million due to foreign currency fluctuations. In addition, depreciation and amortization expenses increased $29.6 million, or 14%, in fiscal 2008 compared to fiscal 2007 due to increased amortization expenses of $10.2 million resulting from the intangible assets acquired with new businesses and the purchases of software and software licenses in fiscal 2008.

     Selling, general and administrative expenses increased $164.2 million, or 7%, in fiscal 2008 as compared to fiscal 2007, which was attributable to the increase in salesforce personnel to support our new domestic business sales in Employer Services. This increase in salesforce personnel resulted in an increase of approximately $32.0 million of expenses. Selling, general and administrative expenses also increased approximately $34.5 million due to the selling, general and administrative costs of our newly acquired businesses and approximately $48.8 million due to foreign currency fluctuations. These increases were partially offset by a decrease in stock-based compensation expense of $8.0 million.

     Interest expense decreased $14.4 million in fiscal 2008 as a result of lower average borrowings and lower average interest rates on our short-term commercial paper program. In fiscal 2008 and 2007, the Company’s average borrowings under the commercial paper program were $1.4 billion and $1.5 billion, respectively, at weighted average interest rates of 4.2% and 5.3%, respectively.

Other Income, net

     Other income, net, decreased $45.4 million in fiscal 2008 as compared to fiscal 2007. The Company recorded a gain on the sale of a building in fiscal 2008 of $16.0 million and a gain on the sale of a minority investment during fiscal 2007 of $38.6 million. Other income, net, also decreased $9.6 million due to net realized losses on available-for-sale securities of $1.3 million in fiscal 2008 as compared to net realized gains on available-for-sale securities of $8.3 million in fiscal 2007. Lastly, interest income on corporate funds decreased $15.5 million as a result of lower average daily balances and lower interest rates. Average daily balances declined from $3.6 billion in fiscal 2007 to $3.4 billion in fiscal 2008 due to the use of corporate funds for repurchases of common stock during fiscal 2008. The average interest rate earned on our corporate funds decreased from 4.6% in fiscal 2007 to 4.4% in fiscal 2008.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $188.5 million, or 12%, from $1,623.5 million in fiscal 2007 to $1,812.0 million in fiscal 2008 due to the increase in revenues and corresponding expenses discussed above. Overall margin of 21% in fiscal 2008 was unchanged from fiscal 2007.

Provision for Income Taxes

     The effective tax rate in fiscal 2008 was 35.9%, as compared to 37.1% in fiscal 2007. The decrease in the effective tax rate is due to a favorable mix in income among state tax jurisdictions, as well as tax rate decreases in certain foreign tax jurisdictions. Additionally, during fiscal 2008 we recorded a reduction in the provision for income taxes of $12.4 million, which was related to the settlement of a state tax matter. This decreased the effective tax rate by approximately 0.7 percentage points in fiscal 2008. These decreases were partially offset by an increase in the provision for income taxes relating to the recording of the interest liability associated with unrecognized tax benefits as required under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). This increased the effective tax rate by approximately 0.6 percentage points in fiscal 2008.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

     Net earnings from continuing operations increased 14%, to $1,161.7 million, for fiscal 2008, from $1,021.2 million in fiscal 2007, and the related diluted earnings per share from continuing operations increased 20%, to $2.20, in fiscal 2008. The increase in net earnings from continuing operations in fiscal 2008 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate. These increases were offset by the decline in other income, net, of $45.4 million in fiscal 2008. This decrease was a result of lower transactional gains reported in fiscal 2008 of $22.6 million, lower net realized gains/losses on available-for-sale securities of $9.6 million and lower interest income on corporate funds of $15.5 million. The decrease in transactional gains in fiscal 2008 of $22.6 million was a result of a gain on the sale of a building of $16.0 million during fiscal 2008 and a gain on the sale of a minority investment of $38.6 million during fiscal 2007. The decrease in interest income on corporate funds was a result of lower average daily balances and lower interest rates. Average daily balances declined from $3.6 billion in fiscal 2007 to $3.4 billion in fiscal 2008 due to the use of corporate funds for repurchases of common stock during fiscal 2008. The average interest rate earned on our corporate funds decreased from 4.6% in fiscal 2007 to 4.4% in fiscal 2008.

     The increase in diluted earnings per share from continuing operations in fiscal 2008 reflects the increase in net earnings from continuing operations and the impact of fewer weighted average diluted shares outstanding due to the repurchase of 32.9 million shares in fiscal 2008 and 40.2 million shares in fiscal 2007.

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

Total Revenues

     Our consolidated revenues in fiscal 2007 grew 14%, to $7,800.0, million due to increases in Employer Services of 11%, or $545.1 million, to $5,707.7 million, PEO Services of 26%, or $181.1 million, to $884.8 million, and Dealer Services of 15%, or $159.6 million, to $1,257.3 million. Our consolidated revenues, excluding the impact of acquisitions and divestitures, grew 12% in fiscal 2007 as compared to the prior year. Revenue growth was also favorably impacted by $81.1 million, or 1%, due to fluctuations in foreign currency rates.

     Our consolidated revenues in fiscal 2007 include interest on funds held for clients of $653.6 million as compared to $549.8 million in the prior year. The increase in the consolidated interest earned on funds held for clients resulted from the increase of 8% in our average client funds balances to $14.7 billion, as well as the increase in the average interest rate earned to approximately 4.5% in fiscal 2007 as compared to 4.1% in the fiscal year ended June 30, 2006 (“fiscal 2006”).

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

     Our total costs of revenues increased $483.6 million, to $4,087.3 million in fiscal 2007, from $3,603.7 million in fiscal 2006, due to increases in our operating expenses. Operating expenses increased $421.8 million due to the increase in revenues described above, including the increases in PEO revenues, which have pass-through costs that are re-billable, and higher compensation expenses associated with additional implementation and service personnel. The pass-through costs for our PEO revenues were $640.7 million in fiscal 2007, as compared to $511.0 million in fiscal 2006. In addition, operating expenses in fiscal 2007 increased approximately $136.0 million as a result of higher compensation expenses associated with additional implementation and service personnel, including approximately $47.0 million of spending on new business opportunities in Employer Services and PEO Services. Our new business opportunities relate to our Human Resource Business Process Outsourcing (“HR BPO”) opportunities, which focus on the outsourcing of integrated multiple processes – such as payroll, HR, and benefits administration. This spending was targeted at expanding our Comprehensive Outsourcing Services (“COS”) product for larger employers, our PEO Services business, our ADP Resource® product, which is an integrated, flexible HR and payroll-based service offering, and GlobalView®, which is our outsourcing offering for multi-national and global organizations. Lastly, our operating expenses increased $30.0 million due to fluctuations in foreign currency rates and increased approximately $64.6 million due to the operating costs of new businesses acquired. Systems development and programming costs increased $20.4 million due to the increase in headcount and the additional expenses associated with our new businesses acquired and increased $6.1 million due to fluctuations in foreign currency exchange rates. These increases in systems development and programming costs were offset by lower compensation expenses of approximately $16.0 million associated with the increased resources at our off-shore locations and smartshoring facilities. In addition, depreciation and amortization expenses increased $48.0 million due to increased amortization expenses of $28.2 million resulting from the intangible assets acquired with new businesses and the purchases of software and software licenses in fiscal 2007. In addition, depreciation and amortization expenses increased due to fiscal 2006 capital expenditures of approximately $100 million related to the consolidation of our data center facilities.

     Selling, general and administrative expenses increased $272.5 million, to $2,206.2 million in fiscal 2007, due to higher selling expenses in Employer Services and PEO Services, which resulted in an increase in expenses of approximately $97.5 million and $18.3 million, respectively. The $97.5 million increase in expenses in Employer Services included approximately $13 million for expenses relating to our HR BPO opportunities discussed above. Selling, general and administrative expenses also increased approximately $73.8 million due to the selling, general and administrative expenses related to our business acquisitions in fiscal 2007 and increased $20.1 million due to fluctuations in foreign currency rates. Additionally, we had an increase in restructuring charges of $21.5 million, which primarily related to severance.

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

Provision for Income Taxes

     The effective tax rate in fiscal 2007 was 37.1%, as compared to 38.2% in fiscal 2006. The decrease in the effective tax rate is attributable to a favorable mix in income among tax jurisdictions and to $10.0 million of income tax expense recorded in fiscal 2006 for the repatriation in fiscal 2006 of approximately $250.0 million of eligible dividends from non-U.S. subsidiaries.

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

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(Dollars in millions)
	Years ended June 30,			Change
	2008	2007	2006	2008	2007
Employer Services	$6,243.1	$5,707.7	$5,162.6	9%	11%
PEO Services	1,060.5	884.8	703.7	20%	26%
Dealer Services	1,364.3	1,257.3	1,097.7	9%	15%
Other	4.9	(1.5)	36.9	100+%	(100)+%
Reconciling items:
Foreign exchange	118.7	(45.4)	(108.5)
Client funds interest	(15.0)	(2.9)	(56.8)
Total revenues	$8,776.5	$7,800.0	$6,835.6	13%	14%

Earnings from Continuing Operations before Income Taxes

(Dollars in millions)
	Years ended June 30,			Change
	2008	2007	2006	2008	2007
Employer Services	$1,601.4	$1,412.4	$1,259.3	13%	12%
PEO Services	104.9	80.4	54.9	30%	46%
Dealer Services	232.0	204.4	159.7	14%	28%
Other	(238.9)	(177.0)	(143.9)	(35)%	(23)%
Reconciling items:
Foreign exchange	15.9	(7.1)	(12.1)
Client funds interest	(15.1)	(2.9)	(56.8)
Cost of capital charge	111.8	113.3	100.1
Total earnings from continuing operations before income taxes	$1,812.0	$1,623.5	$1,361.2	12%	19%

     The fiscal 2007 and 2006 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2008 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments’ revenues are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

     Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. Lastly, various income and expense items, including certain non-recurring gains and losses and stock-based compensation expenses of $123.6 million, $130.5 million and $142.7 million in fiscal 2008, 2007 and 2006, respectively, are recorded in “Other.”

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

Employer Services

Fiscal 2008 Compared to Fiscal 2007

Revenues

     Employer Services' revenues increased 9% in fiscal 2008 due to new business started in the period, an increase in the number of employees on our clients’ payrolls, the impact of price increases, which contributed approximately 2% to our revenue growth, and an increase in average client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 8% for fiscal 2008. Revenue from our traditional payroll and payroll tax filing business grew 7%. The number of employees on our clients’ payrolls, “pays per control,” in the United States increased 1.3% in fiscal 2008. This employment metric represents over 141,000 payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Our worldwide client retention increased 0.2 percentage points in fiscal 2008, as compared to fiscal 2007. Revenues from our “beyond payroll” services, excluding PEO Services, which is a separate reportable segment, increased 16% in fiscal 2008 due to an increase in our Time and Labor Management services revenues of 17% and due to the impact of business acquisitions. The increase in revenues related to our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

     We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $41.4 million in fiscal 2008, which accounted for 1% growth in Employer Services’ revenues. This increase was due to the increase in the average client funds balances as a result of new business started in the period, growth in our existing client base and growth in wages. The average client funds balances were $15.5 billion in fiscal 2008 and $14.6 billion in fiscal 2007, representing an increase of 6.4%.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $189.0 million, or 13%, to $1,601.4 million in fiscal 2008. Earnings from continuing operations before income taxes for fiscal 2008 grew at a faster rate than revenues due to the improvement in margins for our services resulting from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher compensation expenses of $131.7 million for implementation and service personnel, as well as higher selling expenses of $38.0 million attributable to the increase in salesforce personnel in Employer Services. Lastly, our expenses increased by approximately $42.2 million as a result of acquisitions of businesses in Employer Services.

Fiscal 2007 Compared to Fiscal 2006

Revenues

     Employer Services’ revenues increased $545.1 million, or 11%, to $5,707.7 million in fiscal 2007 due to new business started in the period, an increase in the number of employees on our clients’ payrolls in the United States, increased client retention, the impact of price increases, which contributed approximately 2% to our revenue growth, and an increase in client funds balances, which increased interest revenues. Internal revenue growth was approximately 9% for fiscal 2007. Revenue from our traditional payroll and payroll tax filing business grew 9%. The number of employees on our clients’ payrolls, “pays per control,” increased 2.3% in the United States. Our worldwide client retention improved 0.1 percentage point over last year’s record level. Revenues from our “beyond payroll” services, excluding PEO Services, increased 18% in fiscal 2007 due to an increase in our Time and Labor Management services revenues of 22%, as well as the impact of certain business acquisitions in fiscal 2007. The increase in revenues related to our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

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

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $153.1 million, or 12%, to $1,412.4 million, in fiscal 2007. Earnings from continuing operations before income taxes in fiscal 2007 grew at a faster rate than revenues due to the improvement in margins for our services from the leveraging of our expense structure with the increased revenues. This was offset, in part, by higher operating expenses from the increase of approximately $226.5 million in compensation expenses for implementation, service and salesforce personnel, and spending on new business opportunities related to our HR BPO offerings of approximately $7 million. This spending on new business opportunities was targeted at expanding our COS product for larger employers and our ADP Resource® product, as well as our GlobalView® product, which is our outsourcing offering for multi-national and global organizations. Lastly, earnings from continuing operations before income taxes were negatively impacted by approximately $8.4 million related to six acquisitions made in fiscal 2007.

PEO Services

Fiscal 2008 Compared to Fiscal 2007

Revenues

     PEO Services’ revenues increased 20% in fiscal 2008 due to an 18% increase in the average number of worksite employees. The increase in the average number of worksite employees was due to new client sales and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $115.8 million, or 23%, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services that are billed based upon a percentage of wages related to worksite employees, increased $29.4 million, or 17%, due to the increase in the number of average worksite employees and price increases.

     We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $1.7 million in fiscal 2008 due to the increase in the average client funds balances as a result of increased PEO Services’ new business and growth in our existing client base. The average client funds balances were $0.2 billion in fiscal 2008 and $0.1 billion in fiscal 2007.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $24.5 million, or 30%, to $104.9 million in fiscal 2008. This increase was primarily attributable to the increase in revenues described above, net of the related cost of providing benefits and workers compensation coverage and payment of state unemployment taxes for worksite employees, which are included in costs of revenues. This increase was partially offset by an increase in our operating costs and selling expenses. In fiscal 2008, our cost of providing benefits to worksite employees increased $116.1 million over fiscal 2007. Our expenses associated with new business sales increased $12.2 million as a result of growth in our salesforce and an increase in sales over fiscal 2007. In addition, the costs of providing our services increased $14.0 million in fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006

Revenues

     PEO Services’ revenues increased $181.1 million, or 26%, to $884.8 million in fiscal 2007. The increase in revenues was primarily due to a 22% increase in the average number of worksite employees in fiscal 2007. The increase in the average number of worksite employees was due to new client sales, improved client retention and the net increase in the number of worksite employees at existing clients. Additionally, benefit related revenues increased $112.5 million, or 29%, due to the increase in the average number of worksite employees in fiscal 2007, as well as increases in health care costs, which were passed on to clients. Administrative revenues increased $33.8 million in fiscal 2007, or 24%, due to the increase in the number of average worksite employees and price increases, which are based upon a percentage of the salaries related to worksite employees.

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

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $25.5 million, or 46%, to $80.4 million in fiscal 2007. This increase was primarily attributable to the increase in revenues described above, net of the related cost of providing benefits and workers compensation coverage and payment of state unemployment taxes for worksite employees, which are included in costs of revenues, and contributed to a $52.1 million increase in our earnings from continuing operations in fiscal 2007 as compared to fiscal 2006. This increase was primarily attributable to 22% growth in the average number of worksite employees, price increases, and improvement in margins on the workers compensation and state unemployment components of PEO Services’ offering. The increase in earnings from continuing operations before income taxes of $52.1 million was partially offset by an increase in our cost of services of $9.8 million in fiscal 2007 as compared to fiscal 2006. In addition, our expenses associated with new business sales increased $12.2 million in fiscal 2007, primarily as a result of growth in our salesforce and an increase in sales over fiscal 2006 of 14%. Lastly, selling, general and administrative expenses increased $4.6 million primarily as a result of the growth in the business.

Dealer Services

Fiscal 2008 Compared to Fiscal 2007

Revenues

     Dealer Services' revenues increased $107.0 million, or 9%, to $1,364.3 million in fiscal 2008. The increase in revenues in fiscal 2008 was driven by both internal revenue growth and by acquisitions. Internal revenue growth, which represents the revenue growth excluding the impact of acquisitions and divestitures, was approximately 6% in both fiscal 2008 and fiscal 2007. Revenues increased for our dealer business systems in North America by $59.1 million, to $1,012.9 million in fiscal 2008 due to growth in our key products. The growth in our key products was driven by the increased users for Application Service Provider (“ASP”) managed services, growth in our Digital Marketing strategic initiatives, increased Credit Check and Computerized Vehicle Registration (“CVR”) transaction volume, and new network and hosted IP telephony installations. In addition, revenues increased $39.9 million due to business acquisitions in the fourth quarter of the fiscal year 2007 as well as in fiscal 2008.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $27.6 million, or 14%, to $232.0 million in fiscal 2008 due to the increase in revenues of our dealer business systems and contributions from recent acquisitions. These increases were offset by an increase in operating expenses as a result of an increase in headcount to support new business sales and the timing of installations during the year. Lastly, our expenses increased by approximately $37.0 million as a result of acquisitions of businesses during fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006

Revenues

     Dealer Services’ revenues increased $159.6 million, or 15%, to $1,257.3 million in fiscal 2007. The increase in revenues in fiscal 2007 was driven by both internal revenue growth and by acquisitions. Revenues increased for our dealer business systems in North America by $74.3 million, to $953.8 million, due to growth in our key services. The growth in our key services was driven by the increased users for ASP managed services, increased Credit Check and CVR transaction volume, new network installations and increased market penetration of our Digital Marketing services. Internal revenue growth was approximately 6% for fiscal 2007.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $44.7 million, to $204.4 million, in fiscal 2007, due to the increases in revenues of our dealer business systems and contributions from recent acquisitions. Overall margin improved to 16% in fiscal 2007, from 15% in fiscal 2006, driven by growth in the international market due to the acquisition of Kerridge Computer Company Ltd. in fiscal 2006 and cost savings achieved from the integration of Kerridge in fiscal 2007. Lastly, earnings from continuing operations before income taxes also improved as a result of a decline in restructuring expenses of $5.6 million, which represented the expenses recorded in fiscal 2006 relating to the integration of Kerridge.

Other

     The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense reported in net earnings from continuing operations of $123.6 million, $130.5 million and $142.7 million in fiscal 2008, 2007 and 2006, respectively. Additionally, certain non-recurring gains and losses, including a gain on the sale of a building of $16.0 million in fiscal 2008 and a gain of $38.6 million on the sale of a minority interest investment in fiscal 2007, are included in “Other.”

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our financial condition and balance sheet remain strong. At June 30, 2008, cash and marketable securities were $1,660.3 million. The ratio of long-term debt-to-equity was 1.0% at June 30, 2008. At June 30, 2008, working capital from continuing operations before funds held for clients and client funds obligations was $1,343.1 million, as compared to $1,534.8 million at June 30, 2007. This fluctuation is due to a decrease in cash and short-term marketable securities of $232.7 million.

     Our principal sources of liquidity are derived from cash generated through operations and through cash and marketable securities on hand. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements. In addition, we have three unsecured revolving credit agreements that allow us to borrow up to $6.0 billion in the aggregate. Our short-term commercial paper program and repurchase agreements are utilized as the primary instruments to meet short-term funding requirements related to client funds obligations. Our revolving credit agreements are in place to provide additional liquidity, if needed. We have never had borrowings under the revolving credit agreements. The Company believes that the internally generated cash flows and financing arrangements are adequate to support business operations and capital expenditures.

     On March 30, 2007, we completed the tax free spin-off of our former Brokerage Services Group business, comprised of our former Brokerage Services and Securities Clearing and Outsourcing Services segments, into an independent publicly traded company called Broadridge Financial Solutions, Inc (“Broadridge”). As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock with a par value $0.01 per share, for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock. We have classified the results of operations of the spun-off business as discontinued operations for all periods presented. Additionally, on March 30, 2007, we recorded a decrease to retained earnings of $1,125.2 million for the non-cash reduction in net assets of the Brokerage Services Group business related to the spin-off, offset by an increase to retained earnings of $690.0 million related to the cash dividend received from Broadridge as part of the spin-off.

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

     Net cash flows provided by operating activities were $1,772.2 million in fiscal 2008, as compared to $1,298.0 million in fiscal 2007. The increase was due to a $97.0 million increase in net earnings compared to the prior year. In addition, the increase was due to a $132.5 million increase in accrued expenses and other liabilities due to an increase in payroll and payroll-related accruals due to the timing of payments and a $289.8 million decrease in accounts receivable due to improvement in the collections of our accounts receivable and the collection in fiscal 2008 of a large direct debit receivable that was outstanding at June 30, 2007. The increases in cash provided were offset by a $31.2 million increase in our pension plan contributions.

     Net cash flows provided by investing activities in fiscal 2008 totaled $2,613.9 million, as compared to $276.9 million used in fiscal 2007. This increase to funds provided was due to a net decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations of $4,717.6 million, a decrease in cash paid for intangibles of $53.4 million and a decrease in net cash paid for acquisitions of $349.6 million. Additionally, proceeds received from the sale of businesses increased by $95.2 million. These increases in cash provided were partially offset by the change in net purchases/proceeds from our marketable securities of $1,657.5 million, the $38.6 million of proceeds from the sale of a minority investment during fiscal 2007 and the $660.1 million of net dividends received from Broadridge during fiscal 2007.

     Cash flows used in financing in fiscal 2008 totaled $5,270.7 million as compared to $1,176.7 million in fiscal 2007. The increase in cash flows used was due to a $4,188.0 million decrease in client funds obligations and a $87.6 million increase in the amount of dividends paid in fiscal 2008 compared to fiscal 2007. Additionally, there was a decrease in proceeds from stock purchase plan and exercises of stock options of $104.5 million. The increase in cash flows used was offset by a decrease in cash paid for the repurchases of common stock of $395.6 million. We purchased 32.9 million shares of our common stock at an average price per share of $44.44 during fiscal 2008. As of June 30, 2008, we had remaining Board of Director’s authorization to purchase up to 10.8 million additional shares. In August 2008, the Company received the Board of Directors’ approval to purchase up to 50 million additional shares of the Company’s common stock.

     In June 2008, we entered into a $2.25 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $1.75 billion 364-day facility. We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. There were no borrowings through June 30, 2008 under the credit agreements.

     We maintained a U.S. short-term commercial paper program, which provided for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. In July 2008, we increased the U.S. short-term commercial paper program to provide for the issuance of up to $6.0 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2008 and 2007, there was no commercial paper outstanding. In fiscal 2008 and 2007, the Company’s average borrowings were $1.4 billion and $1.5 billion, respectively, at a weighted average interest rate of 4.2% and 5.3%, respectively. The weighted average maturity of the Company’s commercial paper was less than two days in both fiscal 2008 and fiscal 2007.

     Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2008, we had an $11.8 million obligation outstanding related to reverse repurchase agreements. The term of the reverse repurchase transaction matured on July 2, 2008 and the outstanding obligation was repaid. At June 30, 2007, there were no outstanding obligations under reverse repurchase agreements. In fiscal 2008 and 2007, the Company had average outstanding balances under reverse repurchase agreements of $360.4 million and $141.6 million, respectively, at a weighted average interest rate of 3.4% and 4.4%, respectively.

     Capital expenditures for continuing operations in fiscal 2008 were $186.4 million, as compared to $169.7 million in fiscal 2007 and $252.8 million in fiscal 2006. The capital expenditures in fiscal 2008 related to data center and other facility improvements to support our operations. We expect capital expenditures in fiscal 2009 to be approximately $220 million.

     The following table provides a summary of our contractual obligations as of June 30, 2008:

(In millions)
	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Unknown	Total
Debt Obligations (1)	$2.7	$5.6	$28.7	$17.8	$-	$54.8
Operating Lease and Software
License Obligations (2)	252.9	400.0	199.6	50.8	-	903.3
Purchase Obligations (3)	107.7	121.7	79.9	-	-	309.3
Obligations related to Unrecognized Tax Benefits (4)	80.0	-	-	-	324.2	404.2
Other long-term liabilities reflected
on our Consolidated Balance Sheets:
Compensation and Benefits (5)	29.5	119.1	69.7	99.6	34.8	352.7
Total	$472.8	$646.4	$377.9	$168.2	$359.0	$2,024.3

(1) These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. See Note 11 to the consolidated financial statements for additional information about our debt and related matters. The estimated interest payments due by corresponding period above are $2.2 million, $4.5 million, $4.0 million, and $7.1 million, respectively, which have been excluded.

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

(4) We made the determination that net cash payments expected to be paid within the next 12 months, related to unrecognized tax benefits of $404.2 million at June 30, 2008, may be up to $80 million. The Company is unable to make reasonably reliable estimates as to the period beyond the next 12 months in which cash payments related to unrecognized tax benefits are expected to be paid.

(5) Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.

     In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2008, the obligations relating to these matters, which are expected to be paid in fiscal 2009, total $15,294.7 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $15,418.9 million of cash and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2008.

     The Company’s wholly-owned subsidiary, ADP Indemnity, Inc., provides workers’ compensation and employer liability insurance coverage for our PEO worksite employees. We have secured specific per occurrence and aggregate stop loss reinsurance from third-party carriers that cap losses that reach a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO business. In both fiscal 2008 and 2007, we received premiums of $51.4 million. In fiscal 2008 and 2007, we paid claims of $38.1 million and $27.4 million, respectively. At June 30, 2008, our cash and marketable securities included balances totaling approximately $189.1 million to cover the actuarially-estimated cost of workers’ compensation claims for the policy years that the PEO worksite employees were covered by ADP Indemnity, Inc.

     In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.

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

     Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At June 30, 2008, approximately 87% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies was invested in senior debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

     Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2008	2007	2006
Average investment balances at cost:
Corporate investments	$3,387.0	$3,556.8	$3,487.8
Funds held for clients	15,654.3	14,682.9	13,566.2
Total	$19,041.3	$18,239.7	$17,054.0

Average interest rates earned exclusive of
realized gains/ (losses) on:
Corporate investments	4.4%	4.6%	4.0%
Funds held for clients	4.4%	4.5%	4.1%
Total	4.4%	4.5%	4.0%

Realized gains on available-for-sale securities	$10.1	$20.8	$13.3
Realized losses on available-for-sale securities	(11.4)	(12.5)	(17.9)
Net realized (losses)/ gains	$(1.3)	$8.3	$(4.6)

As of June 30:
Net unrealized pre-tax gains/ (losses) on
available-for-sale securities	$142.1	$(184.9)	$(312.9)

Total available-for-sale securities at fair value	$15,066.4	$13,369.4	$13,612.8

     In fiscal 2008, approximately 25% of our overall investment portfolio was invested in cash and cash equivalents and, therefore, was impacted by changes in short-term interest rates. The other 75% of our investment portfolio was invested in fixed-income securities, with varying maturities of 10 years or less, which were also subject to interest rate risk including reinvestment risk.

     Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies and is impacted by daily interest rate changes. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the Fed Funds rates) and intermediate-term interest rates of 25 basis points applied to the estimated fiscal 2009 average investment balances and any related borrowings would result in approximately a $7 million impact to earnings before income taxes over a twelve-month period. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated fiscal 2009 average short-term investment balances and any related short-term borrowings would result in approximately a $3 million impact to earnings before income taxes over a twelve-month period.

     The Company is exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. The Company limits credit risk by investing in AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At June 30, 2008, approximately 90% of our available-for-sale securities held AAA or AA ratings. In addition, we also limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with provisions of this FSP. We are currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on our consolidated results of operations or financial condition.

     In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS No. 162 will have a material impact on our results of operations, cash flows or financial condition.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our consolidated results of operations, cash flows or financial condition.

     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate the adoption of SFAS No. 161 will have a material impact on our results of operations, cash flows or financial condition.

     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after July 1, 2009. We cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on our results of operations and financial condition as the impact is solely dependent on whether we enter into any business combinations after July 1, 2009 and the terms of such transactions.

     In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. We do not expect EITF 06-11 to have a material impact on our consolidated results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. We have not elected to measure such selected financial assets and liabilities at fair value. As such, we do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated results of operations, cash flows or financial condition.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations, cash flows or financial condition.

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

     Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services’ payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services’ client-related funds. We enter into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Our service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

     We also recognize revenues associated with the sale of software systems and associated software licenses (e.g. Dealer Services’ dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post-contract customer support, revenues are recognized ratably over the software license term as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

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

     Goodwill. We account for goodwill and other intangible assets with indefinite useful lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. We perform this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. We use discounted cash flows to determine fair values. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. We had $2,426.7 million of goodwill as of June 30, 2008. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

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

     We adopted the provisions of FIN 48 on July 1, 2007. FIN 48 prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained assuming that position will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements.

     Stock-Based Compensation. SFAS No. 123R requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binominal option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options.

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
Roseland, New Jersey

     We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related statements of consolidated earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 1 and 14 to the consolidated financial statements, in 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” effective July 1, 2007.

     In addition, as discussed in Notes 13 and 17 to the consolidated financial statements, in 2007 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective June 30, 2007 and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective July 1, 2006.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
August 29, 2008

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2008	2007	2006
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$7,038.9	$6,267.4	$5,582.1
Interest on funds held for clients	684.5	653.6	549.8
PEO revenues (A)	1,053.1	879.0	703.7
TOTAL REVENUES	8,776.5	7,800.0	6,835.6

EXPENSES:
Costs of revenues
Operating expenses	3,915.7	3,392.3	2,970.5
Systems development and programming costs	525.9	486.1	472.3
Depreciation and amortization	238.5	208.9	160.9
TOTAL COSTS OF REVENUES	4,680.1	4,087.3	3,603.7

Selling, general and administrative expenses	2,370.4	2,206.2	1,933.7
Interest expense	80.5	94.9	72.8
TOTAL EXPENSES	7,131.0	6,388.4	5,610.2

Other income, net	(166.5)	(211.9)	(135.8)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,812.0	1,623.5	1,361.2

Provision for income taxes	650.3	602.3	519.3

NET EARNINGS FROM CONTINUING OPERATIONS	1,161.7	1,021.2	841.9

Earnings from discontinued operations, net of provision
for income taxes of $23.2, $110.6 and $274.5 for the fiscal
years ended June 30, 2008, 2007 and 2006, respectively	74.0	117.5	712.1

NET EARNINGS	$1,235.7	$1,138.7	$1,554.0

Basic earnings per share from continuing operations	$2.23	$1.86	$1.46
Basic earnings per share from discontinued operations	0.14	0.21	1.24
BASIC EARNINGS PER SHARE	$2.37	$2.07	$2.70

Diluted earnings per share from continuing operations	$2.20	$1.83	$1.45
Diluted earnings per share from discontinued operations	0.14	0.21	1.23
DILUTED EARNINGS PER SHARE	$2.34	$2.04	$2.68

Basic weighted average shares outstanding	521.5	549.7	574.8
Diluted weighted average shares outstanding	527.2	557.9	580.3

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $11,247.4, $9,082.5 and $6,977.0, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2008	2007
Assets
Current assets:
Cash and cash equivalents	$917.5	$1,746.1
Short-term marketable securities	666.3	70.4
Accounts receivable, net	1,034.6	1,041.9
Other current assets	771.6	448.1
Assets of discontinued operations	-	57.7
Total current assets before funds held for clients	3,390.0	3,364.2
Funds held for clients	15,418.9	18,489.2
Total current assets	18,808.9	21,853.4
Long-term marketable securities (A)	76.5	68.1
Long-term receivables, net	234.0	226.5
Property, plant and equipment, net	742.9	723.8
Other assets	808.3	735.5
Goodwill	2,426.7	2,353.6
Intangible assets, net	637.1	688.0
Total assets	$23,734.4	$26,648.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$126.9	$125.9
Accrued expenses and other current liabilities	668.1	703.4
Accrued payroll and payroll related expenses	479.4	402.6
Dividends payable	145.7	122.0
Short-term deferred revenues	356.1	299.1
Obligation under reverse repurchase agreement	11.8	-
Income taxes payable	258.9	118.7
Liabilities of discontinued operations	-	19.1
Total current liabilities before client funds obligations	2,046.9	1,790.8
Client funds obligations	15,294.7	18,673.0
Total current liabilities	17,341.6	20,463.8
Long-term debt	52.1	43.5
Other liabilities	587.9	390.5
Deferred income taxes	170.0	127.7
Long-term deferred revenues	495.6	475.5
Total liabilities	18,647.2	21,501.0

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued, 638.7 shares at June 30, 2008 and 2007;
outstanding, 510.3 and 535.8 shares at June 30, 2008 and 2007, respectively	63.9	63.9
Capital in excess of par value	522.0	351.8
Retained earnings	10,029.8	9,378.5
Treasury stock - at cost: 128.4 and 102.9 shares at June 30, 2008 and 2007, respectively	(5,804.7)	(4,612.9)
Accumulated other comprehensive income (loss)	276.2	(33.4)
Total stockholders' equity	5,087.2	5,147.9
Total liabilities and stockholders' equity	$23,734.4	$26,648.9

(A) As of June 30, 2008, long-term marketable securities include $11.7 of securities that have been pledged as collateral under the Company’s reverse repurchase agreement (see Note 10).

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In millions, except per share amounts)

								Accumulated
			Capital in					Other
	Common Stock		Excess of	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income	Income (Loss)
Balance at June 30, 2005	638.7	$63.9	$-	$(13.3)	$7,966.0	$(2,246.8)		$14.1
Net earnings	-	-	-	-	1,554.0	-	$1,554.0	-
Foreign currency translation adjustments							80.2	80.2
Unrealized net loss on securities, net of tax							(221.0)	(221.0)
Minimum pension liability adjustment, net of tax							0.4	0.4
Comprehensive income							$1,413.6

Elimination of deferred compensation upon adoption of
Statement of Financial Accounting Standards No. 123R	-	-	(13.3)	13.3	-	-		-
Stock-based compensation expense	-	-	174.9	-	-	-		-
Stock plans and related tax benefits	-	-	(3.7)	-	-	375.6		-
Treasury stock acquired (29.6 shares)	-	-	-	-	-	(1,326.9)		-
Debt conversion (0.1 shares)	-	-	(0.5)	-	-	3.3		-
Dividends ($0.7100 per share)	-	-	-	-	(408.6)	-		-

Balance at June 30, 2006	638.7	$63.9	$157.4	$-	$9,111.4	$(3,194.8)		$(126.3)
Adoption of Statement of Financial Accounting
Standards No. 158, net of tax	-	-	-	-	-	-		(63.1)
Net earnings	-	-	-	-	1,138.7	-	$1,138.7	-
Foreign currency translation adjustments							76.4	76.4
Unrealized net gain on securities, net of tax							81.9	81.9
Minimum pension liability adjustment, net of tax							(2.3)	(2.3)
Comprehensive income							$1,294.7

Stock-based compensation expense	-	-	148.7	-	-	-		-
Stock plans and related tax benefits	-	-	55.4	-	-	464.4		-
Treasury stock acquired (40.2 shares)	-	-	-	-	-	(1,920.3)		-
Adoption of Staff Accounting Bulletin No. 108, net of tax	-	-	(3.2)	-	44.3	-		-
Brokerage Services Group spin-off	-	-	-	-	(1,125.2)	-		-
Brokerage Services Group dividend	-	-	-	-	690.0	-		-
Debt conversion (1.1 shares)	-	-	(6.5)	-	-	37.8		-
Dividends ($0.8750 per share)	-	-	-	-	(480.7)	-		-

Balance at June 30, 2007	638.7	$63.9	$351.8	$-	$9,378.5	$(4,612.9)		$(33.4)
Net earnings	-	-	-	-	1,235.7	-	$1,235.7	-
Foreign currency translation adjustments							127.9	127.9
Unrealized net gain on securities, net of tax							209.7	209.7
Pension liability adjustment, net of tax							(28.0)	(28.0)
Comprehensive income							$1,545.3

Stock-based compensation expense	-	-	123.6	-	-	-		-
Stock plans and related tax benefits	-	-	4.5	-	-	271.7		-
Treasury stock acquired (32.9 shares)	-	-	-	-	-	(1,463.5)		-
Adoption of Financial Accounting Standards Board Interpretation No. 48	-	-	-	-	(11.7)	-		-
Tax basis adjustment related to pooling of interest (see Note 14)	-	-	42.1	-	-	-		-
Dividends ($1.1000 per share)	-	-	-	-	(572.7)	-		-

Balance at June 30, 2008	638.7	$63.9	$522.0	$-	$10,029.8	$(5,804.7)		$276.2

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)
Years ended June 30,	2008	2007	2006
Cash Flows From Operating Activities
Net earnings	$1,235.7	$1,138.7	$1,554.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	-	(38.6)	-
Gain on sale of building	(16.0)	-	-
Depreciation and amortization	319.1	288.8	246.0
Deferred income taxes	(92.7)	15.1	(5.0)
Excess tax benefit related to exercises of stock options	(0.7)	(0.2)	(7.9)
Stock-based compensation expense	123.6	130.5	142.7
Net pension expense	40.0	40.3	31.4
Net realized loss (gain) from the sales of marketable securities	1.3	(8.3)	4.6
Net amortization of premiums and accretion of discounts on available-for-sale securities	42.7	40.5	75.4
Gain on sale of discontinued businesses, net of tax	(74.0)	(20.9)	(452.8)
Impairment of assets of discontinued operations businesses	-	-	18.6
Other	100.6	40.8	30.6
Changes in operating assets and liabilities, net of effects from acquistions and divestitures of businesses:
Decrease (increase) in accounts receivable	34.2	(255.6)	(8.4)
(Increase) decrease in other assets	(40.5)	(88.0)	28.2
Increase (decrease) in accounts payable	9.7	(1.5)	3.2
Increase (decrease) in accrued expenses and other liabilities	89.2	(43.3)	(93.9)
Operating activities of discontinued operations	-	59.7	245.8
Net cash flows provided by operating activities	1,772.2	1,298.0	1,812.5
Cash Flows From Investing Activities
Purchases of corporate and client funds marketable securities	(6,407.2)	(4,449.1)	(5,846.5)
Proceeds from the sales and maturities of corporate and client funds marketable securities	5,140.6	4,840.0	4,955.0
Net decrease (increase) in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	4,119.6	(598.0)	1,364.1
Capital expenditures	(181.0)	(172.8)	(258.8)
Additions to intangibles	(96.6)	(150.0)	(115.2)
Acquisitions of businesses, net of cash acquired	(97.3)	(446.9)	(339.1)
Proceeds from the sale of cost-based investment	-	38.6	-
Dividend received from Broadridge Financial Solutions, Inc., net of $29.9 million in cash retained by Broadridge Financial Solutions, Inc.	-	660.1	-
Other	23.4	14.5	12.3
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	112.4	17.2	902.4
Investing activities of discontinued operations	-	(30.5)	(47.7)
Net cash flows provided by (used in) investing activities	2,613.9	(276.9)	626.5
Cash Flows From Financing Activities
Net (decrease) increase in client funds obligations	(3,480.3)	707.7	(174.3)
Proceeds from issuance of debt	21.2	0.6	0.5
Payments of debt	(10.1)	(1.8)	(0.7)
Repurchases of common stock	(1,504.8)	(1,900.4)	(1,299.9)
Proceeds from stock purchase plan and exercises of stock options	239.7	344.2	218.0
Excess tax benefit related to exercises of stock options	0.7	0.2	7.9
Dividends paid	(548.9)	(461.3)	(393.9)
Net proceeds from reverse repurchase agreements	11.8	-	-
Financing activities of discontinued operations	-	134.1	119.3
Net cash flows used in financing activities	(5,270.7)	(1,176.7)	(1,523.1)
Effect of exchange rate changes on cash and cash equivalents	41.3	15.7	9.4
Net change in cash and cash equivalents	(843.3)	(139.9)	925.3
Cash and cash equivalents of continuing operations, beginning of year	1,746.1	1,800.1	777.3
Cash and cash equivalents of discontinued operations, beginning of year	14.7	100.6	198.1
Cash and cash equivalents, end of year	917.5	1,760.8	1,900.7
Less cash and cash equivalents of discontinued operations, end of year	-	14.7	100.6
Cash and cash equivalents of continuing operations, end of year	$917.5	$1,746.1	$1,800.1

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

Certain reclassifications of prior years’ financial statements have been made to conform to the current year presentation. Refer to Note 2 “Reclassifications within Consolidated Balance Sheets and Statements of Consolidated Cash Flows” for additional disclosures related to such reclassifications.

B. Description of Business. The Company is a provider of technology-based outsourcing solutions to employers, and vehicle retailers and manufacturers. The Company classifies its operations into the following reportable segments: Employer Services, Professional Employer Organization (“PEO”) Services, and Dealer Services. “Other” consists primarily of miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense.

C. Revenue Recognition. Revenues are primarily attributable to fees for providing services (e.g., Employer Services’ payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services’ client-related funds. The Company enters into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

Interest income on collected but not yet remitted funds held for clients is earned on funds that are collected from clients and invested until remittance to the applicable tax agencies or clients’ employees. The interest earned on these funds is included in revenues because the collection, holding and remittance of these funds are critical components of providing these services.

The Company also recognizes revenues associated with the sale of software systems and associated software licenses (e.g., Dealer Services’ dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post-contract customer support, revenues are recognized ratably over the software license term as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist.

The Company assesses collectibility of our revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

PEO revenues are reported on the Statements of Consolidated Earnings and are reported net of direct pass-through costs, which are costs billed and incurred for PEO worksite employees, primarily consisting of payroll wages and payroll taxes. Benefits and workers’ compensation fees for PEO worksite employees are included in PEO revenues and the associated costs are included in operating expenses.

D. Cash and Cash Equivalents. Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents.

E. Corporate Investments and Funds Held for Clients. All of the Company’s marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss), on the Consolidated Balance Sheets, until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and are included in other income, net on the Statements of Consolidated Earnings.

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

F. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to automotive, heavy truck and powersports and truck dealers. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return on the net investment over the term of each contract.

The allowance for doubtful accounts on long-term receivables is the Company’s best estimate of the amount of probable credit losses related to the Company’s existing note receivables.

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

H. Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets with indefinite useful lives in accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. The Company performs this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, the Company would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. The Company uses discounted cash flows to determine fair values. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

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

J. Foreign Currency Translation. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented. Gains or losses from balance sheet translation are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

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

There were no derivative financial instruments outstanding at June 30, 2008 or June 30, 2007. The Company does not hold any derivative instruments for trading purposes.

L. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

		Effect of	Effect of	Effect of	Effect of
		Zero Coupon	Employee	Employee	Employee
		Subordinated	Stock Option	Stock Purchase	Restricted Stock
Years ended June 30,	Basic	Notes	Shares	Plan Shares	Shares	Diluted
2008
Net earnings from continuing operations	$1,161.7	$-	$-	$-	$-	$1,161.7
Weighted average shares (in millions)	521.5		4.3	0.3	1.1	527.2
EPS from continuing operations	$2.23					$2.20

2007
Net earnings from continuing operations	$1,021.2	$1.1	$-	$-	$-	$1,022.3
Weighted average shares (in millions)	549.7	0.8	4.8	1.0	1.6	557.9
EPS from continuing operations	$1.86					$1.83

2006
Net earnings from continuing operations	$841.9	$1.0	$-	$-	$-	$842.9
Weighted average shares (in millions)	574.8	1.1	3.6	0.6	0.2	580.3
EPS from continuing operations	$1.46					$1.45

Options to purchase 12.6 million, 16.9 million, and 26.6 million shares of common stock for fiscal 2008, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective fiscal year.

M. Stock-Based Compensation.The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment,” which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued by using a binominal option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

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

P. Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company is subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) on July 1, 2007. FIN 48 prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained assuming that position will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes.

Q. Recently Issued Accounting Pronouncements. In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, a Company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company is currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on its consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS No. 162 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after July 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on whether the Company enters into any business combinations after July 1, 2009 and the terms of such transactions.

In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 to have a material impact on its consolidated results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. The Company has not elected to measure such selected financial assets and liabilities at fair value. As such, the Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated results of operations, cash flows or financial condition.

NOTE 2. RECLASSIFICATIONS WITHIN CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF CONSOLIDATED CASH FLOWS

The Company has reclassified funds held for clients and client funds obligations that had been previously presented outside of current assets and current liabilities, respectively, within the Consolidated Balance Sheets, to current assets and current liabilities, respectively for all periods presented. Previously presented amounts reclassified were as follows:

Year ended June 30,	2007
Funds held for clients	$18,489.2
Client funds obligations	$18,673.0

This reclassification had no impact on total assets or liabilities for any period presented.

Additionally, the Company has reclassified the net increase (decrease) in client funds obligations in the Statements of Consolidated Cash Flows from investing activities to financing activities for all periods presented. The impacts of the reclassifications were as follows:

Years ended June 30,	2007	2006
Net cash flows provided by (used in) investing
activities - as previously reported	$430.8	$452.2
Impact of reclassification	$(707.7)	$174.3
Net cash flows (used in) provided by investing
activities - as reclassified	$(276.9)	$626.5

Net cash flows used in financing activities - as
previously reported	$(1,884.4)	$(1,348.8)
Impact of reclassification	$707.7	$(174.3)
Net cash flows (used in) provided by financing
activities - as reclassified	$(1,176.7)	$(1,523.1)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

Refer to Note 6 “Corporate Investments and Funds Held for Clients” for additional disclosures related to funds held for clients and client funds obligations.

NOTE 3. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2008	2007	2006
Interest income on corporate funds	$(149.5)	$(165.0)	$(140.4)
Gain on sale of building	(16.0)	-	-
Gain on sale of investment	-	(38.6)	-
Realized gains on available-for-sale securities	(10.1)	(20.8)	(13.3)
Realized losses on available-for-sale securities	11.4	12.5	17.9
Other, net	(2.3)	-	-

Other income, net	$(166.5)	$(211.9)	$(135.8)

In fiscal 2008, the Company sold a building for $20.7 million, which resulted in a net gain of $16.0 million. The Company will receive cash related to the sale of this building in the first quarter of the fiscal year ended June 30, 2009.

In fiscal 2007, the Company sold a minority investment that was previously accounted for using the cost basis. The Company’s sale of this investment resulted in a gain of $38.6 million.

The Company has an outsourcing agreement with Broadridge pursuant to which the Company will continue to provide data center outsourcing services, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as it had been pre-spin. As a result of the outsourcing agreement, the Company recognized income of $107.8 million in fiscal 2008, which is offset by expenses associated with providing such services of $105.5 million, both of which were recorded in other income, net on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $9.7 million and $9.6 million on June 30, 2008 and 2007, respectively.

NOTE 4. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Statements of Consolidated Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses, which typically occurs within one year from the date of acquisition.

The Company acquired four businesses in fiscal 2008 for approximately $45.9 million, net of cash acquired. These acquisitions resulted in approximately $37.7 million of goodwill. Intangible assets acquired, which totaled approximately $11.6 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 9 years. In addition, the Company made $51.4 million of contingent payments in fiscal 2008 relating to previously consummated acquisitions. As of June 30, 2008, the Company had contingent consideration remaining for all transactions of approximately $25.6 million.

The Company acquired eleven businesses in fiscal 2007 for approximately $434.4 million, net of cash acquired. These acquisitions resulted in approximately $327.2 million of goodwill. Intangible assets acquired, which totaled approximately $157.9 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 9 years. In addition, the Company made $12.5 million of contingent payments in fiscal 2007 relating to previously consummated acquisitions.

The Company acquired five businesses in fiscal 2006 for approximately $353.8 million, net of cash acquired. These acquisitions resulted in approximately $362.5 million of goodwill. Intangible assets acquired, which totaled approximately $74.7 million, consist primarily of software, and customer contracts and lists that are being amortized over a weighted average life of 10 years. In addition, the Company made $0.7 million of contingent payments in fiscal 2006 relating to previously consummated acquisitions.

The acquisitions discussed above for fiscal 2008, 2007 and 2006 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

NOTE 5. DIVESTITURES

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116.0 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented. Additionally, in January 2008, the Company finalized a purchase price adjustment and received an additional payment of $7.2 million, for which the Company recorded a gain of $7.2 million, or $4.9 million after taxes, within earnings from discontinued operations on the Statements of Consolidated Earnings. During fiscal 2008, the Company reported a gain of $95.8 million, or $62.2 million after taxes, within earnings from discontinued operations on the Statements of Consolidated Earnings.

On March 30, 2007, the Company completed the tax-free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge. As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock. ADP distributed approximately 138.8 million shares of Broadridge common stock in the distribution. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders. The Company has classified the results of operations of the spun-off business as discontinued operations for all periods presented.

During fiscal 2008, the Company recorded a net gain of $10.2 million, net of taxes, within earnings from discontinued operations related to a change in estimated taxes on the divestitures of businesses of $11.3 million, partially offset by professional fees incurred in connection with the divestitures of businesses of $1.1 million.

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus an additional earn-out payment if certain revenue targets are achieved. The Company has classified the results of operations of this business as discontinued operations for all periods presented. Additionally, during the fiscal year 2007, the Company reported a gain of $11.2 million, or $6.9 million after tax, within earnings from discontinued operations on the Statements of Consolidated Earnings. In March 2008, the Company received an additional payment of $2.5 million, which represented a purchase price adjustment for the sale of Sandy Corporation. The Company recorded an additional gain of $2.5 million, or $1.6 million net of tax, within earnings from discontinued operations during fiscal 2008.

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

On January 20, 2006, the Company completed the sale of the Brokerage Services Group’s financial print business for $7.5 million in cash. The Company classified the results of operations of this business as discontinued operations in fiscal 2006. In connection with the plan to dispose of the financial print business, the Company recorded an impairment charge of $18.6 million in order to reflect the assets of this business at fair value in fiscal 2006 in accordance with SFAS No. 144. This impairment charge is included in the earnings from discontinued operations on the Statements of Consolidated Earnings.

Operating results for all discontinued operations were as follows:

Years ended June 30,	2008	2007	2006
Revenues	$-	$1,518.7	$2,427.6
Earnings from discontinued operations before income taxes	-	201.4	425.7
Provision for income taxes	-	104.8	166.4
Net earnings from discontinued operations before gain
on disposal of discontinued operations	-	96.6	259.3
Gain on disposal of discontinued operations, net of
provision for income taxes of $23.2, $5.8 and $108.1 for
fiscal 2008, 2007 and 2006, respectively	74.0	20.9	452.8
Net earnings from discontinued operations	$74.0	$117.5	$712.1

The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2007:

Assets:
Cash	$14.7
Accounts receivable, net	12.7
Property, plant and equipment, net	5.3
Goodwill	10.1
Intangible assets, net	9.6
Other assets	5.3
Total	$57.7

Liabilities:
Accrued expenses	$15.9
Income taxes payable	1.4
Other liabilities	1.8
Total	$19.1

NOTE 6. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2008 and 2007 are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$2,012.8	$-	$-	$2,012.8
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,138.5	109.6	(14.2)	6,233.9
Corporate bonds	4,343.5	42.0	(28.8)	4,356.7
Asset-backed securities	1,821.8	18.4	(3.7)	1,836.5
Canadian government obligations and
Canadian government agency obligations	1,009.1	15.1	(0.5)	1,023.7
Other securities	1,611.4	21.9	(17.7)	1,615.6
Total available-for-sale securities	14,924.3	207.0	(64.9)	15,066.4
Total corporate investments and funds held for clients	$16,937.1	$207.0	$(64.9)	$17,079.2

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$7,004.4	$-	$-	$7,004.4
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,010.9	1.7	(90.0)	5,922.6
Corporate bonds	3,388.6	2.0	(38.2)	3,352.4
Asset-backed securities	1,906.5	0.6	(21.1)	1,886.0
Canadian government obligations and
Canadian government agency obligations	1,042.5	0.2	(22.3)	1,020.4
Other securities	1,205.8	0.7	(18.5)	1,188.0
Total available-for-sale securities	13,554.3	5.2	(190.1)	13,369.4
Total corporate investments and funds held for clients	$20,558.7	$5.2	$(190.1)	$20,373.8

Classification of investments on the Consolidated Balance Sheets is as follows:

June 30,	2008	2007
Corporate investments:
Cash and cash equivalents	$917.5	$1,746.1
Short-term marketable securities	666.3	70.4
Long-term marketable securities	76.5	68.1
Total corporate investments	$1,660.3	$1,884.6

Funds held for clients represent assets that, based upon Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

June 30,	2008	2007
Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$955.7	$5,189.2
Restricted short-term marketable securities held
to satisfy client funds obligations	1,666.7	2,403.2
Restricted long-term marketable securities held
to satisfy client funds obligations	12,656.9	10,827.7
Other restricted assets held to satisfy client
funds obligations	139.6	69.1
Total funds held for clients	$15,418.9	$18,489.2

The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services varies significantly during the fiscal year, and averaged approximately $15,654.3 million, $14,682.9 million and $13,566.2 million in fiscal 2008, 2007 and 2006, respectively.

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheet totaling $15,294.7 million and $18,673.0 million as of June 30, 2008 and 2007, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within “net decrease (increase) in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations” in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within “net (decrease) increase in client funds obligations” in the financing section of the Statements of Consolidated Cash Flows.

At June 30, 2008, approximately 90% of our available-for-sale securities held AAA or AA ratings, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service.

The Company evaluates unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. As of June 30, 2008, the Company determined that none of the unrealized losses were other-than-temporary.

Available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2008 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$(14.2)	$762.3	$-	$-	$(14.2)	$762.3
Asset backed securities	(3.7)	277.0	-	2.4	(3.7)	279.4
Corporate bonds	(28.4)	1,771.9	(0.4)	3.7	(28.8)	1,775.6
Canadian government obligations and
Canadian government agency obligations	(0.5)	51.4	-	-	(0.5)	51.4
Other securities	(13.5)	837.8	(4.2)	73.7	(17.7)	911.5

	$(60.3)	$3,700.4	$(4.6)	$79.8	$(64.9)	$3,780.2

Expected maturities of available-for-sale securities at June 30, 2008 are as follows:

Maturity Dates:
Due in one year or less	$2,333.0
Due after one year up to two years	2,788.1
Due after two years up to three years	2,932.9
Due after three years up to four years	3,086.7
Due after four years	3,925.7
Total available-for-sale securities	$15,066.4

NOTE 7. RECEIVABLES

Accounts receivable is net of an allowance for doubtful accounts of $38.4 million and $30.8 million at June 30, 2008 and 2007, respectively.

The Company’s receivables include notes receivable for the financing of the sale of computer systems, most of which are due from automotive, heavy truck and powersports dealers. These notes receivable are reflected on the Consolidated Balance Sheets as follows:

June 30,	2008		2007
	Current	Long-term	Current	Long-term
Receivables	$177.7	$259.7	$173.6	$249.7
Less:
Allowance for doubtful accounts	(4.5)	(7.9)	(4.8)	(8.3)
Unearned income	(18.1)	(17.8)	(16.9)	(14.9)
	$155.1	$234.0	$151.9	$226.5

Long-term receivables at June 30, 2008 mature as follows:

2010	$129.9
2011	79.3
2012	37.2
2013	12.3
2014	1.0
$259.7

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2008 and 2007 are as follows:

June 30,	2008	2007
Property, plant and equipment:
Land and buildings	$714.3	$684.5
Data processing equipment	747.3	684.0
Furniture, leaseholds and other	407.8	375.8
	1,869.4	1,744.3
Less: accumulated depreciation	(1,126.5)	(1,020.5)
Property, plant and equipment, net	$742.9	$723.8

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2008 and 2007 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total
Balance as of June 30, 2006	$1,241.4	$4.8	$730.0	$1,976.2
Additions and other adjustments, net	313.0	-	21.7	334.7
Currency translation adjustments	22.2	-	20.5	42.7
Balance as of June 30, 2007	$1,576.6	$4.8	$772.2	$2,353.6
Additions and other adjustments, net	(19.1)	-	25.5	6.4
Currency translation adjustments	58.2	-	8.5	66.7
Balance as of June 30, 2008	$1,615.7	$4.8	$806.2	$2,426.7

In fiscal 2008, 2007 and 2006, the Company performed the required impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

June 30,	2008	2007
Intangibles:
Software and software licenses	$1,004.5	$947.0
Customer contracts and lists	627.0	712.0
Other intangibles	197.2	245.6
	1,828.7	1,904.6

Less accumulated amortization:
Software and software licenses	(805.4)	(694.5)
Customer contracts and lists	(293.5)	(349.6)
Other intangibles	(92.7)	(172.5)
	(1,191.6)	(1,216.6)

Intangible assets, net	$637.1	$688.0

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 11 years for customer contracts and lists, and 10 years for other intangibles). Amortization of intangible assets totaled $132.6 million, $145.5 million and $116.4 million for fiscal 2008, 2007 and 2006, respectively.

Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

2009	$134.0
2010	$118.3
2011	$86.3
2012	$68.5
2013	$41.9

NOTE 10. SHORT-TERM FINANCING

In June 2008, the Company entered into a $2.25 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $1.75 billion 364-day facility. The Company also has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The five-year facilities contain accordion features under which the aggregate commitments can each be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2008 under the credit agreements.

The Company maintained a U.S. short-term commercial paper program, which provided for the issuance of up to $5.5 billion in aggregate maturity value of commercial paper at the Company’s discretion. In July 2008, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $6.0 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2008 and 2007, there was no commercial paper outstanding. In fiscal 2008 and 2007, the Company’s average borrowings were $1.4 billion and $1.5 billion, respectively, at a weighted average interest rate of 4.2% and 5.3%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2008 and 2007 was less than two days for both fiscal years.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to reverse repurchase agreements. The term of the reverse repurchase transaction matured on July 2, 2008 and the outstanding obligation was repaid. At June 30, 2007, there were no outstanding obligations under reverse repurchase agreements. In fiscal 2008 and 2007, the Company had average outstanding balances under reverse repurchase agreements of $360.4 million and $141.6 million, respectively, at weighted average interest rates of 3.4% and 4.4%, respectively.

NOTE 11. DEBT

Components of long-term debt are as follows:

June 30,	2008	2007
Industrial revenue bonds (with variable interest rates from 2.88% to 3.45%)	$34.1	$36.6
Secured financing	20.7	-
Other	-	7.1
	54.8	43.7
Less: current portion	(2.7)	(0.2)
	$52.1	$43.5

During fiscal 2008, the Company entered into a secured financing agreement, whereby the Company borrowed $21.1 million from a third party in exchange for a security interest in a single client’s unbilled accounts receivable, which is billable over a ten-year period. The Company will continue to collect amounts due from the client as they are billed. The security interest in the receivables retained by the third party is without recourse against the Company in the event that the client does not make the appropriate payments to the Company. As of June 30, 2008, the Company has recorded approximately $2.7 million within accrued expenses and other current liabilities and approximately $18.0 million within long-term debt on the Company’s Consolidated Balance Sheets.

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

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Long-term debt repayments at June 30, 2008 are due as follows:

2010	$2.8
2011	2.8
2012	2.8
2013	25.9
2014	2.8
Thereafter	15.0
$52.1

Cash payments relating to interest on long-term debt and the short-term financing arrangements described in Note 10 were approximately $82.1 million, $93.5 million, and $67.4 million in fiscal 2008, 2007 and 2006, respectively.

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

There were no derivative financial instruments outstanding at June 30, 2008 or 2007. The Company does not hold any derivative instruments for trading purposes.

NOTE 13. EMPLOYEE BENEFIT PLANS

A. Stock Plans. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation consists of the following:

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

  Restricted Stock.

    Time-Based Restricted Stock. The Company has issued time-based restricted stock to certain key employees. These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price. The Company records stock compensation expense relating to the issuance of restricted stock over the period in which the transfer restrictions exist, which is up to five years from the date of grant. The value of the Company’s time-based restricted stock, based on market prices on the date of grant, is recognized as compensation expense over the restriction period on a straight-line basis.

    Performance-Based Restricted Stock. In fiscal 2007, the Company revised its stock-based compensation programs for non-executives, and began awarding two-year performance-based restricted stock in place of stock options. In addition, in fiscal 2007, the existing time-based restricted stock program for key employees was largely eliminated and replaced by two-year performance-based restricted stock on a prospective basis. The performance-based restricted stock program contains a two-year performance period and a subsequent six-month service period. Under this program, the Company communicates “target awards” to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the “target awards” during the performance period. After the two-year performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program. The performance target is based on EPS growth over the performance period with possible payouts ranging from 0% to 125% of the “target awards”. SFAS No. 123R requires the measurement of stock-based compensation based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting term of approximately 30 months based upon the probable performance target that will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $123.6 million, $130.5 million and $142.7 million was recognized in earnings from continuing operations in fiscal 2008, 2007 and 2006, respectively, as well as related tax benefits on such stock compensation expense of $37.0 million, $38.9 million and $41.7 million, respectively.

Years ended June 30,	2008	2007	2006
Operating expenses	$25.4	$23.3	$23.7
Selling, general and administrative expenses	76.7	84.7	95.7
System development and programming costs	21.5	22.5	23.3
Total pretax stock-based compensation expense included in
continuing operations	$123.6	$130.5	$142.7
Total pretax stock-based compensation expense included in
discontinued operations	-	18.2	32.2
Total pretax stock-based compensation expense	$123.6	$148.7	$174.9

As of June 30, 2008, the total remaining unrecognized compensation cost from continuing operations related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $42.8 million, $23.4 million and $88.8 million, respectively, which will be amortized over the weighted average periods of 1.9 years, 1.3 years and 1.8 years, respectively.

In fiscal 2008, the following activity occurred under our existing plans:

Stock Options:

	Number of Options			Weighted Average Price
	(in thousands)			(in dollars)
Years ended June 30,	2008	2007 (a)	2006	2008	2007 (a)	2006
Options outstanding,
beginning of year	53,786	73,189	70,395	$40	$49	$42
Options granted	2,047	3,449	9,189	$41	$43	$44
Options exercised	(5,068)	(11,740)	(7,677)	$34	$34	$33
Options canceled (b)	(1,638)	(11,112)	(5,170)	$43	$41	$46
Options outstanding, end of year	49,127	53,786	66,737	$41	$40	$43
Options exercisable, end of year	36,653	35,529	38,044	$41	$40	$43
Shares available for future grants,
end of year	22,799	23,208	14,164
Shares reserved for issuance under
stock option plans	71,926	76,994	80,901

(a) For fiscal 2007, the number of options and weighted average price were adjusted to reflect the impact of the spin-off of Broadridge.

(b) Options cancelled for the year ended June 30, 2007 includes 7.8 million options held by Brokerage Services Group business employees that were canceled or forfeited on March 30, 2007.

Performance-Based Restricted Stock:

	Number of Shares (a)
	(in thousands)
Years ended June 30,	2008	2007	2006
Shares outstanding,
beginning of year	1,711	238	-
Shares granted	1,487	2,021	250
Shares vested	(122)	(79)	(5)
Shares forfeited (b)	(148)	(469)	(7)
Shares outstanding, end of year	2,928	1,711	238

(a) The number of shares was adjusted to reflect the impact of the spin-off of Broadridge.

(b) Shares forfeited for the year ended June 30, 2007 includes 431,200 shares held by Brokerage Services Group business employees that were forfeited on March 30, 2007.

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2008 was $136.0 million and $111.3 million, respectively, and the aggregate intrinsic value for stock options exercised in fiscal 2008 was $56.3 million.

Summarized information about stock options outstanding as of June 30, 2008 is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	of Options	Life	Price	of Options	Price
Range	(in thousands)	(in years)	(in dollars)	(in thousands)	(in dollars)
Under $15	11	0.5	$ 8	11	$ 8
$15 to $25	8	0.4	$22	8	$22
$25 to $35	5,403	3.6	$32	5,254	$32
$35 to $45	34,954	5.7	$40	22,924	$40
$45 to $55	8,751	2.9	$50	8,456	$50

In fiscal 2008, the Company issued 1.9 million shares in connection with the employee stock purchase plan offering that vested on December 31, 2007. The Company expects to issue approximately 1.9 million and 2.0 million shares for the employee stock purchase plan offerings that vest on December 31, 2008 and 2009, respectively. In addition, in fiscal 2008, the Company issued 481,290 shares of restricted stock.

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

Years ended June 30,	2008	2007	2006
Risk-free interest rate	2.8% - 4.6%	4.6% - 5.0%	4.0% - 4.6%
Dividend yield	1.7% - 2.7%	1.6% - 1.7%	1.4% - 1.7%
Weighted average volatility factor	22.8% - 25.6%	18.4% - 24.7%	17.1% - 24.7%
Weighted average expected life (in years):
Stock options	5.0	4.9 - 5.6	5.5 - 5.6
Stock purchase plan	2.0	2.0	2.0
Weighted average fair value (in dollars):
Stock options (a)	$8.31	$10.77	$9.92
Stock purchase plan (a)	$11.99	$11.24	$8.89

(a) The weighted average fair values were adjusted to reflect the impact of the spin-off of Broadridge.

B. Pension Plans. The Company has a defined benefit cash balance pension plan covering substantially all U.S. employees, under which employees are credited with a percentage of base pay plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested on completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles. In addition, the Company has various retirement plans for its non-U.S. employees and maintains a Supplemental Officer Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation.

A June 30 measurement date was used in determining the Company’s benefit obligations and fair value of plan assets.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the Company as of the end of fiscal 2007 and the Company adopted the statement at that time. The adoption of SFAS No. 158 resulted in a $63.1 million reduction, net of income taxes, in stockholders’ equity.

The Company’s pension plans funded status as of June 30, 2008 and 2007 is as follows:

June 30,	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$976.2	$821.8
Actual return on plan assets	(49.9)	150.7
Employer contributions	55.6	24.4
Benefits paid	(29.7)	(20.7)
Fair value of plan assets at end of year	$952.2	$976.2

Change in benefit obligation:
Benefit obligation at beginning of year	$830.3	$762.7
Service cost	46.1	42.2
Interest cost	50.7	49.0
Actuarial and other gains	(54.6)	(2.9)
Benefits paid	(29.7)	(20.7)
Projected benefit obligation at end of year	$842.8	$830.3

Funded status - plan assets less benefit obligations	$109.4	$145.9

The impact of the adoption of SFAS No. 158 resulted in a reduction to stockholders’ equity of $63.1 million, which consists of the following adjustments to the Consolidated Balance Sheet as of June 30, 2007:

Current assets	$1.6
Noncurrent assets	(51.3)
Current liabilities	(2.8)
Noncurrent liabilities	(10.6)
Impact to stockholders' equity	$(63.1)

After the adoption of SFAS No. 158, the amounts recognized on the Consolidated Balance Sheets as of June 30, 2008 and 2007 consisted of:

June 30,	2008	2007
Noncurrent assets	$180.6	$201.3
Current liabilities	(3.6)	(2.9)
Noncurrent liabilities	(67.6)	(52.5)
Net amount recognized	$109.4	$145.9

As a result of the adoption of SFAS No. 158, the $63.1 million that is recognized in accumulated other comprehensive income (loss) consists of:

Years ended June 30,	2007
Net actuarial and other loss, net of tax	$(61.6)
Prior service cost, net of tax	(0.5)
Transition obligation, net of tax	(1.0)
$(63.1)

The accumulated benefit obligation for all defined benefit pension plans was $831.9 million and $824.3 million at June 30, 2008 and 2007, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were $110.3 million, $103.4 million and $39.1 million, respectively, as of June 30, 2008, and $95.9 million, $93.6 million and $40.5 million, respectively, as of June 30, 2007.

The components of net pension expense were as follows:

Years ended June 30,	2008	2007	2006
Service cost - benefits earned
during the period	$46.1	$42.2	$31.6
Interest cost on projected benefits	50.7	49.0	39.6
Expected return on plan assets	(67.2)	(62.0)	(56.0)
Net amortization and deferral	10.4	14.6	19.3
	$40.0	$43.8	$34.5

Net pension expense for fiscal 2007 and 2006 includes $3.5 million and $3.1 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings.

The net actuarial and other loss, transition obligation and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) and that have not yet been recognized as components of net periodic benefit cost are $139.2 million, $1.5 million and $9.1 million, respectively, at June 30, 2008. The estimated net actuarial and other loss, transition obligation and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0.7 million, $0.2 million and $0.4 million, respectively, at June 30, 2008.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2008	2007
Discount rate	6.95%	6.25%
Increase in compensation levels	5.50%	5.50%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2008	2007	2006
Discount rate	6.25%	6.25%	5.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	5.50%	5.50%	5.50%

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

Plan Assets

The Company’s pension plans’ asset allocations at June 30, 2008 and 2007 by asset category were as follows:

	2008	2007
United States Fixed Income Securities	42%	30%
United States Equity Securities	41%	50%
International Equity Securities	17%	20%
Total	100%	100%

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

The target asset allocation ranges are as follows:

United States Fixed Income Securities	35 – 45%
United States Equity Securities	37 – 50%
International Equity Securities	12 – 20%

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

Contributions

The Company expects to contribute approximately $6.0 million to the pension plans in fiscal 2009.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2009 to 2013 are $44.1 million, $43.9 million, $48.3 million, $52.2 million and $59.5 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2014 to 2018 are $412.7 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligation at June 30, 2008 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 35% of their compensation annually and allows highly compensated employees to contribute up to 10% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $49.0 million, $47.5 million, and $44.5 million for calendar years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 14. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2008	2007	2006
Earnings from continuing operations before income taxes:
United States	$1,618.6	$1,457.4	$1,251.2
Foreign	193.4	166.1	110.0
	$1,812.0	$1,623.5	$1,361.2

The provision for income taxes consists of the following components:

Years ended June 30,	2008	2007	2006
Current:
Federal	$632.3	$482.0	$441.1
Foreign	79.2	70.3	52.4
State	31.5	34.9	30.8
Total current	743.0	587.2	524.3

Deferred:
Federal	(75.7)	18.4	(1.0)
Foreign	(10.8)	(7.9)	(5.2)
State	(6.2)	4.6	1.2
Total deferred	(92.7)	15.1	(5.0)
Total provision for income taxes	$650.3	$602.3	$519.3

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2008	%	2007	%	2006	%
Provision for taxes at U.S.
statutory rate	$634.2	35.0	$568.2	35.0	$476.4	35.0
Increase (decrease) in provision from:
State taxes, net of federal tax	16.4	0.9	25.7	1.6	20.8	1.6
Non-deductible stock-based
compensation expense	5.5	0.3	9.7	0.6	12.3	0.9
Tax on repatriated earnings	-	-	34.4	2.1	10.0	0.7
Utilization of foreign tax credits	-	-	(26.5)	(1.6)	-	-
Other	(5.8)	(0.3)	(9.2)	(0.6)	(0.2)	-
	$650.3	35.9	$602.3	37.1	$519.3	38.2

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2008	2007
Deferred tax assets:
Accrued expenses not currently deductible	$190.1	$160.7
Stock-based compensation expense	99.7	74.7
Unrealized investment losses, net	-	66.6
Net operating losses	84.8	52.5
Other	25.7	19.7
	400.3	374.2
Less: valuation allowances	(44.4)	(31.2)
Deferred tax assets, net	$355.9	$343.0

Deferred tax liabilities:
Accrued retirement benefits	$44.1	$83.0
Deferred revenue	86.3	-
Fixed and intangible assets	141.0	283.6
Prepaid expenses	27.4	26.1
Unrealized investment gains, net	46.2	-
Tax on unrepatriated earnings	42.1	-
Other	9.4	9.2
Deferred tax liabilities	$396.5	$401.9
Net deferred tax liabilities	$40.6	$58.9

There are $92.3 million and $68.2 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2008 and 2007, respectively. There are $44.8 million and $1.8 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2008 and 2007, respectively. There are $7.6 million and $1.2 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2008 and 2007, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $1,091.0 million as of June 30, 2008, as the Company considers such earnings to be permanently reinvested outside of the United States.

The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

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

The Company has estimated foreign net operating loss carry-forwards of approximately $110.7 million as of June 30, 2008, of which $30.5 million expires in 2010 through 2022 and $80.2 million has an indefinite utilization period. In addition, the Company has estimated Federal net operating loss carry-forwards of acquired companies of approximately $54.8 million as of June 30, 2008, which expires in 2009 through 2026. There is an annual limitation pursuant to Internal Revenue Code section 382 on the utilization of the Federal net operating loss carry-forwards of approximately $25.4 million per year. The Company has estimated state net operating loss carry-forwards of approximately $235.0 million as of June 30, 2008, which expire in 2009 through 2026.

The Company has recorded valuation allowances of $44.4 million and $31.2 million at June 30, 2008 and 2007, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized. A portion of the valuation allowances in the amounts of approximately $4.7 million and $6.6 million at June 30, 2008 and 2007, respectively, relate to net deferred tax assets which were recorded in purchase accounting. Any recognition of net deferred tax assets in future years will be a reduction to goodwill until the adoption of SFAS No. 141R. Subsequent to the adoption of SFAS No. 141R, any such adjustments in future years will be recorded to our Provision for Income Taxes on the Statements of Consolidated Earnings.

Income tax payments were approximately $755.7 million, $718.2 million, and $601.8 million for fiscal 2008, 2007 and 2006, respectively.

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

As of June 30, 2008, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $404.2 million. The amount that, if recognized, would impact the effective tax rate is $171.2 million. The remainder, if recognized, would principally affect deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefits at July 1, 2007	$350.2
Additions for tax positions of the fiscal year ended June 30, 2008	23.6
Reductions for tax positions of the fiscal year ended June 30, 2008	-
Additions for tax positions of periods prior to the fiscal year ended June 30, 2008	43.2
Reductions for tax positions of periods prior to the fiscal year ended June 30, 2008	(11.5)
Settlements with tax authorities	(1.1)
Expiration of the statute of limitations	(4.0)
Impact of foreign exchange rate fluctuations	3.8
Unrecognized tax benefits at June 30, 2008	$404.2

Subsequent to the adoption of FIN 48, interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. Prior to the adoption of FIN 48, interest expense was recorded in selling, general and administrative expenses. During the fiscal years ended June 30, 2008, 2007 and 2006, the Company recorded interest expense of $18.4 million, $11.5 million and $13.4 million, respectively. At July 1, 2007, the Company had accrued interest of $97.6 million, recorded within other liabilities on the Consolidated Balance Sheets. At June 30, 2008, the Company had accrued interest of $117.6 million recorded on the Consolidated Balance Sheets, of which $53.5 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At July 1, 2007, the Company had accrued penalties of $19.8 million recorded within other liabilities on the Consolidated Balance Sheets. At June 30, 2008, the Company had accrued penalties of $26.9 million, of which $23.8 million was recorded within income taxes payable, and the remainder was recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota, New York and New Jersey. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. ADP is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; and Minnesota for fiscal years ended June 30, 1998 through June 30, 2004. New York City commenced an audit of the fiscal year ended June 30, 2003 through the fiscal year ended June 30, 2006 in the fourth quarter of the fiscal year ended June 30, 2008. New Jersey commenced an audit for fiscal years ended June 30, 2002 through June 30, 2006 in the fourth quarter of the fiscal year ended June 30, 2008. Canada has notified the Company that they will commence a joint audit with the Province of Ontario for the fiscal year ended June 30, 2005 through the fiscal year ended June 30, 2007 in the first half of the fiscal year ending June 30, 2009. The Province of Alberta is examining the 2004, 2005 and 2006 tax returns. The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

During the fiscal year ended June 30, 2008, the Company recorded a reduction in the provision for income taxes of $12.4 million, which was primarily related to the settlement of a state tax matter, for which the Company had previously recorded a liability for unrecognized tax benefits of $7.9 million and a related deferred tax asset of $2.9 million.

If certain pending tax matters settle within the next 12 months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to numerous jurisdictions and tax periods could increase earnings in an amount up to $90 million and expected net cash payments could be up to $80 million. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Lastly, the Company acquired a business in May 1999 in a stock for stock transaction that was accounted for by the Company as a pooling of interests under Accounting Principles Board Opinion No. 16 “Business Combinations.” During fiscal 2008, the Company recorded a tax-basis adjustment to Capital in Excess of Par Value on the Statements of Consolidated Stockholders’ Equity.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $247.4 million, $281.0 million, and $245.8 million in fiscal 2008, 2007 and 2006, respectively, with minimum commitments at June 30, 2008 as follows:

Years ending June 30,
2009	$252.9
2010	217.9
2011	182.1
2012	156.1
2013	43.5
Thereafter	50.8
$903.3

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2008, the Company has purchase commitments of approximately $309.3 million relating to software and equipment purchases and maintenance contracts, of which $107.7 million relates to fiscal 2009, $65.8 million relates to fiscal 2010 and the remaining $135.8 million relates to fiscal 2011 through fiscal 2013.

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. Other comprehensive income (loss) was $309.6 million, $156.0 million, and $(140.4) million in fiscal 2008, 2007 and 2006, respectively. The accumulated balances for each component of other comprehensive income (loss) are as follows:

June 30,	2008	2007	2006
Currency translation adjustments	$284.6	$156.7	$80.3
Unrealized gain (loss) on available-for-sale
securities, net of tax	91.3	(118.4)	(200.3)
Minimum pension liability adjustment
(prior to SFAS No. 158), net of tax	(8.6)	(8.6)	(6.3)
Adoption of SFAS No. 158, net of tax	(63.1)	(63.1)	-
Pension liability adjustment (post adoption of
SFAS No. 158), net of tax	(28.0)	-	-
Accumulated other comprehensive income (loss)	$276.2	$(33.4)	$(126.3)

NOTE 17. STAFF ACCOUNTING BULLETIN NO. 108

In fiscal 2007, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. In fiscal 2007, the Company adopted SAB 108.

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

  Overstated accrued expenses related to certain post retirement and non-US pension plans by $8.2 million, net of tax, of which $3.3 million arose in the fiscal year ended June 30, 2002 and the remaining arose ratably over the fiscal years ended June 30, 2003, 2004, 2005 and 2006

  Overstated insurance and environmental reserves related primarily to worker’s compensation liabilities and self-insured liabilities of $9.3 million, net of tax, which arose prior to the fiscal year ended June 30, 2001

  Understated tax provision and liability, as well as related interest and penalties, of $6.5 million, related to tax deductions taken for the tax years 1998 through 2006

NOTE 18. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The fiscal 2007 and 2006 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2008 budgeted foreign exchange rates. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to our reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation. Reportable segments’ assets include funds held for clients, but exclude corporate cash, corporate marketable securities and goodwill.

					Reconciling Items
						Client	Cost of
	Employer	PEO	Dealer		Foreign	Fund	Capital
	Services	Services	Services	Other	Exchange	Interest	Charge	Total
Year ended June 30, 2008
Revenues from continuing operations	$6,243.1	$1,060.5	$1,364.3	$4.9	$118.7	$(15.0)	$-	$8,776.5
Earnings from continuing
operations before income taxes	1,601.4	104.9	232.0	(238.9)	15.9	(15.1)	111.8	1,812.0
Assets from continuing operations	18,197.8	45.3	658.2	4,833.1	-	-	-	23,734.4
Capital expenditures
for continuing operations	87.4	1.0	38.1	59.9	-	-	-	186.4
Depreciation and amortization	251.0	1.5	86.8	91.6	-	-	(111.8)	319.1	(a)

Year ended June 30, 2007
Revenues from continuing operations	$5,707.7	$884.8	$1,257.3	$(1.5)	$(45.4)	$(2.9)	$-	$7,800.0
Earnings from continuing
operations before income taxes	1,412.4	80.4	204.4	(177.0)	(7.1)	(2.9)	113.3	1,623.5
Assets from continuing operations	20,406.4	115.5	619.4	5,449.9	-	-	-	26,591.2
Capital expenditures
for continuing operations	79.0	1.6	36.1	53.0	-	-	-	169.7
Depreciation and amortization	246.7	1.6	81.7	72.1	-	-	(113.3)	288.8	(a)

Year ended June 30, 2006
Revenues from continuing operations	$5,162.6	$703.7	$1,097.7	$36.9	$(108.5)	$(56.8)	$-	$6,835.6
Earnings from continuing
operations before income taxes	1,259.3	54.9	159.7	(143.9)	(12.1)	(56.8)	100.1	1,361.2
Assets from continuing operations	19,067.5	(8.2)	609.4	5,612.7	-	-	-	25,281.4
Capital expenditures
for continuing operations	87.4	0.7	45.1	119.6	-	-	-	252.8
Depreciation and amortization	251.8	1.7	73.0	19.6	-	-	(100.1)	246.0	(a)

(a) Includes $80.6 million, $79.9 million and $85.1 million of depreciation and amortization that does not relate to our services and products.

Revenues and assets from continuing operations by geographic area are as follows:

	United
	States	Europe	Canada	Other	Total
Year ended June 30, 2008
Revenues from continuing operations	$7,072.7	$1,119.9	$388.7	$195.2	$8,776.5
Assets from continuing operations	$19,813.4	$1,951.3	$1,668.7	$301.0	$23,734.4

Year ended June 30, 2007
Revenues from continuing operations	$6,422.0	$919.6	$323.0	$135.4	$7,800.0
Assets from continuing operations	$22,591.8	$1,815.5	$1,963.9	$220.0	$26,591.2

Year ended June 30, 2006
Revenues from continuing operations	$5,678.8	$742.6	$296.9	$117.3	$6,835.6
Assets from continuing operations	$21,380.4	$1,639.5	$2,084.4	$177.1	$25,281.4

NOTE 19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our continuing operations for the two fiscal years ended June 30, 2008 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended June 30, 2008

Revenues	$1,992.0	$2,150.1	$2,427.2	$2,207.1
Costs of revenues	$1,092.1	$1,168.2	$1,224.4	$1,195.5
Gross profit	$899.9	$981.9	$1,202.8	$1,011.6
Net earnings from continuing operations	$240.4	$291.6	$403.6	$226.0
Basic earnings per share from
continuing operations	$0.45	$0.56	$0.78	$0.44
Diluted earnings per share from
continuing operations	$0.45	$0.55	$0.77	$0.43

Year ended June 30, 2007

Revenues	$1,754.8	$1,874.3	$2,171.0	$1,999.8
Costs of revenues	$967.6	$991.8	$1,067.1	$1,060.8
Gross profit	$787.2	$882.5	$1,103.9	$939.0
Net earnings from continuing operations	$219.2	$248.0	$360.1	$193.8
Basic earnings per share from
continuing operations	$0.40	$0.45	$0.65	$0.36
Diluted earnings per share from
continuing operations	$0.39	$0.45	$0.65	$0.35

NOTE 20. SUBSEQUENT EVENT (UNAUDITED)

In August 2008, the Company received the Board of Directors approval to purchase up to 50 million additional shares of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of ADP’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934. This “Controls and Procedures” section should be read in conjunction with the report of Deloitte & Touche LLP that appears on page 73 of this Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

     Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2008 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2008.

/s/ Gary C. Butler
Gary C. Butler
President and Chief Executive Officer

/s/ Christopher R. Reidy
Christopher R. Reidy
Chief Financial Officer

Roseland, New Jersey
August 29, 2008

Changes in Internal Control over Financial Reporting

     There were no changes in ADP’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, ADP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

     We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008 of the Company and our report, dated August 29, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” effective July 1, 2007, the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective June 30, 2007 and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” effective July 1, 2006.

/s/ Deloitte & Touche LLP
New York, New York
August 29, 2008

Item 9B. Other Information

     None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

     The executive officers of the Company, their ages, positions and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	55	President, Dealer Services	1975
James B. Benson	63	Vice President, General Counsel and	1977
		Secretary
Gary C. Butler	61	President and Chief Executive Officer	1975
Benito Cachinero	50	Vice President, Human Resources	2007
Michael L. Capone	42	Vice President and Chief Information	1988
		Officer
Raymond L. Colotti	62	Vice President and Treasurer	1995
Edward B. Flynn, III	48	President, Employer Services–	1988
		International
John J. Gleason	52	Vice President, Employer Services-	1983
		Sales
Campbell B. Langdon	47	President, Employer Services–Major	2000
		Accounts Division
Regina R. Lee	51	President, Employer Services–National	1982
		Accounts Division
S. Michael Martone	60	Chief Operating Officer	1987
Christopher R. Reidy	51	Chief Financial Officer	2006
Carlos Rodriguez	44	President, Employer Services–Small	1999
		Business Services Division
Alan Sheiness	50	Corporate Controller and Principal	1984
		Accounting Officer
Jan Siegmund	44	President, Added Value Services	1999

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

     Michael L. Capone joined ADP in 1988. Prior to his promotion to Vice President and Chief Information Officer in 2008, he served as Senior Vice President and General Manager of GlobalView from 2005 to 2008, and as Vice President, Corporate Information Systems from 1999 to 2005.

     John J. Gleason joined ADP in 1983. Prior to his promotion to Vice President of Sales, Employer Services in 2005, he served as Senior Vice President of Sales, Dealer Services from 1998 to 2005.

     Edward B. Flynn, III joined ADP in 1988. Prior to his promotion to President, Employer Services – International in 2008 he served as Senior Vice President of Sales for Employer Services, International, from 2004 to 2008, and as Senior Vice President of Sales, Small Business Services, Employer Services from 1988 to 2004.

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

     Jan Siegmund joined ADP in 1999. Prior to his promotion to President, Added Value Services (formerly Tax, Retirement, Insurance and Pre-Employment Services) in 2007, he served as Vice President, Strategic Development from 2004 to 2007 and as Senior Vice President of Strategic Development, Brokerage Services from 2000 to 2004.

     Each of ADP’s executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors

     See “Election of Directors” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Code of Ethics

     ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP’s website at www.adp.com under “Ethics” in the “About ADP” section.

Audit Committee

     See “Audit Committee Report” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See “Compensation of Executive Officers” and “Election of Directors – Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Election of Directors – Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors – Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     See “Election of Directors – Corporate Governance” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     See “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

     (a) Financial Statements and Financial Statement Schedules

     1.Financial Statements

     The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:

     Report of Independent Registered Public Accounting Firm

     Statements of Consolidated Earnings - years ended June 30, 2008, 2007 and 2006

     Consolidated Balance Sheets - June 30, 2008 and 2007

     Statements of Consolidated Stockholders’ Equity - years ended June 30, 2008, 2007 and 2006

     Statements of Consolidated Cash Flows - years ended June 30, 2008, 2007 and 2006

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	81

     All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

     (b) Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	-	Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	-	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K, dated November 13, 2007

10.1	-	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, dated March 21, 2007

10.2	-

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

Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10.6(a) to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.6	-

1990 Key Employees’ Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#8 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10.6(a)	-

Amendment to 1990 Key Employees’ Stock Option Plan - incorporated by reference to Exhibit 10.7(a) to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

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

10.10	-	Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Company’s Current Report on Form 8-K, dated June 16, 2006 (Management Compensatory Plan)

10.11	-

Amended and Restated Employees’ Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.12	-	2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.13	-	Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006

10.14	-

364-Day Credit Agreement, dated as of June 25, 2008, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Wachovia Bank, National Association, as Documentation Agents - incorporated by reference to Exhibit 10.14 to Company’s Current Report on Form 8-K, dated June 25, 2008

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

2000 Stock Option Grant Agreement (Form for Employees) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18	-

2000 Stock Option Grant Agreement (Form for French Associates) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.19	-

2000 Stock Option Grant Agreement (Form for Non-Employee Directors) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.20	-

Directors Compensation Summary Sheet – incorporated by reference to Exhibit 10.20 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (Management Compensatory Plan)

10.21	-

Summary of Compensation Arrangement for Arthur F. Weinbach – incorporated by reference to Exhibit 10.21 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (Management Compensatory Plan)

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

10.24	-

Termination Agreement and Release by and between George I. Stoeckert, Automatic Data Processing, Inc., and ADP, Inc. dated June 24, 2008 – incorporated by reference to Exhibit 10.24 to Company’s Current Report on Form 8-K, dated June 24, 2008 (Management Contract)

10.25	-

2000 Stock Option Grant Agreement (Form for Employees) for use beginning August 14, 2008 – incorporated by reference to Exhibit 10.25 to Company’s Current Report on Form 8-K, dated August 13, 2008 (Management Compensatory Plan)

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

AUTOMATIC DATA PROCESSING, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged			Balance
	beginning	costs and	to other			at end of
	of period	expenses	accounts		Deductions	period
Year ended June 30, 2008:
Allowance for doubtful accounts:

Current	$30,802	$27,693	$-		$(20,088)(A)	$38,407
Long-term	$8,297	$2,062	$-		$(2,421)(A)	$7,938
Deferred tax valuation allowance	$31,241	$4,116	$15,463	(B)(C)	$(6,390)(D)	$44,430

Year ended June 30, 2007:
Allowance for doubtful accounts:

Current	$39,210	$14,095	$-		$(22,503)(A)	$30,802
Long-term	$7,696	$1,057	$-		$(456)(A)	$8,297
Deferred tax valuation allowance	$21,262	$9,716	$263		$-	$31,241

Year ended June 30, 2006:
Allowance for doubtful accounts:

Current	$38,038	$16,826	$-		$(15,654)(A)	$39,210
Long-term	$8,172	$1,319	$-		$(1,795)(A)	$7,696
Deferred tax valuation allowance	$19,852	$1,748	$(338)	(B)	$-	$21,262

(A)	Doubtful accounts written off, less recoveries on accounts previously written off.

(B)	Related to foreign exchange fluctuation.

(C)	Related to state deferred tax assets pertaining to net operating loss carryforwards.

(D)	Related to surrender in disposition of subsidiaries, mergers and liquidations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 29, 2008	By	/s/ Gary C. Butler
Gary C. Butler
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary C. Butler	President and Chief Executive	August 29, 2008
(Gary C. Butler)	Officer, Director
(Principal Executive Officer)

/s/ Christopher R. Reidy	Chief Financial Officer	August 29, 2008
(Christopher R. Reidy)	(Principal Financial Officer)

/s/ Alan Sheiness	Corporate Controller	August 29, 2008
(Alan Sheiness)	(Principal Accounting Officer)

/s/ Gregory D. Brenneman	Director	August 29, 2008
(Gregory D. Brenneman)

/s/ Leslie A. Brun	Director	August 29, 2008
(Leslie A. Brun)

/s/ Leon G. Cooperman	Director	August 29, 2008
(Leon G. Cooperman)

/s/ Eric C. Fast	Director	August 29, 2008
(Eric C. Fast)

/s/ R. Glenn Hubbard	Director	August 29, 2008
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 29, 2008
(John P. Jones)

/s/ Frederic V. Malek	Director	August 29, 2008
(Frederic V. Malek)

/s/ Charles H. Noski	Director	August 29, 2008
(Charles H. Noski)

/s/ Sharon T. Rowlands	Director	August 29, 2008
(Sharon T. Rowlands)

/s/ Gregory L. Summe	Director	August 29, 2008
(Gregory L. Summe)

/s/ Henry Taub	Director	August 29, 2008
(Henry Taub)