Form 10-Q
period 2008-09-30
AUTOMATIC DATA PROCESSING INC
filed 2008-11-07
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 507,878,897.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,752.5	$1,603.5
Interest on funds held for clients	151.9	154.5
PEO revenues (A)	277.1	234.0
TOTAL REVENUES	2,181.5	1,992.0

EXPENSES:
Costs of revenues:
Operating expenses	1,046.9	908.3
Systems development and programming costs	130.4	124.4
Depreciation and amortization	59.4	59.4
TOTAL COSTS OF REVENUES	1,236.7	1,092.1

Selling, general and administrative expenses	526.7	533.6
Interest expense	19.2	29.4
TOTAL EXPENSES	1,782.6	1,655.1

Other income, net	(42.4)	(44.6)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	441.3	381.5

Provision for income taxes	163.3	141.1

NET EARNINGS FROM CONTINUING OPERATIONS	$278.0	$240.4

(Loss) Earnings from discontinued operations, net of provision for income taxes of $1.1 and $31.2 for the three months ended September 30, 2008 and 2007, respectively	(1.1)	57.0

NET EARNINGS	$276.9	$297.4

Basic Earnings Per Share from Continuing Operations	$0.55	$0.45
Basic Earnings Per Share from Discontinued Operations	0.00	0.11
BASIC EARNINGS PER SHARE	$0.55	$0.56

Diluted Earnings Per Share from Continuing Operations	$0.54	$0.45
Diluted Earnings Per Share from Discontinued Operations	0.00	0.11
DILUTED EARNINGS PER SHARE	$0.54	$0.55

Basic weighted average shares outstanding	507.5	529.3
Diluted weighted average shares outstanding	513.5	536.2

Dividends declared per common share	$0.2900	$0.2300

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $2,798.6 and $2,404.2 for the three months ended September 30, 2008 and 2007, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	September 30,	June 30,
Assets	2008	2008
Current assets:
Cash and cash equivalents	$1,396.4	$917.5
Short-term marketable securities	1,522.7	666.3
Accounts receivable, net	993.6	1,034.6
Other current assets	661.5	771.6
Assets held for sale	15.9	—
Total current assets before funds held for clients	4,590.1	3,390.0
Funds held for clients	14,759.1	15,418.9
Total current assets	19,349.2	18,808.9
Long-term marketable securities (A)	66.1	76.5
Long-term receivables, net	257.2	234.0
Property, plant and equipment, net	730.8	742.9
Other assets	799.7	808.3
Goodwill	2,369.4	2,426.7
Intangible assets, net	604.5	637.1
Total assets	$24,176.9	$23,734.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	103.8	$126.9
Accrued expenses and other current liabilities	711.6	668.1
Accrued payroll and payroll-related expenses	364.5	479.4
Dividends payable	144.7	145.7
Short-term deferred revenues	319.9	356.1
Obligation under reverse repurchase agreement	—	11.8
Obligation under commercial paper borrowing	1,362.9	—
Income taxes payable	258.2	258.9
Total current liabilities before client funds obligations	3,265.6	2,046.9
Client funds obligations	14,814.8	15,294.7
Total current liabilities	18,080.4	17,341.6
Long-term debt	39.2	52.1
Other liabilities	605.5	587.9
Deferred income taxes	103.0	170.0
Long-term deferred revenues	487.5	495.6
Total liabilities	19,315.6	18,647.2

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	—
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7 shares at September 30, 2008 and June 30, 2008; outstanding, 509.0 and 510.3 shares at September 30, 2008 and June 30, 2008, respectively	63.9	63.9
Capital in excess of par value	465.1	522.0
Retained earnings	10,158.8	10,029.8
Treasury stock - at cost: 129.7 and 128.4 shares at September 30, 2008 and June 30, 2008, respectively	(5,876.5)	(5,804.7)
Accumulated other comprehensive income	50.0	276.2
Total stockholders’ equity	4,861.3	5,087.2
Total liabilities and stockholders’ equity	$24,176.9	$23,734.4
(A)	As of June 30, 2008, long-term marketable securities included $11.7 of securities pledged as collateral under the Company’s reverse repurchase agreement (see Note 12).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$276.9	$297.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	77.3	75.8
Deferred income taxes	(12.2)	(23.9)
Stock-based compensation expense	27.9	28.9
Net pension expense	8.5	9.6
Net realized loss from the sales of marketable securities	0.8	—
Net amortization of premiums and accretion of discounts on available-for-sale securities	14.3	7.6
Loss (Gain) on sale of discontinued businesses, net of tax	1.1	(57.0)
Other	1.1	12.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase) decrease in accounts receivable	(6.1)	89.6
Decrease (increase) in other assets	77.4	(149.7)
Decrease in accounts payable	(28.2)	(35.7)
(Decrease) increase in accrued expenses and other liabilities	(40.6)	21.0
Net cash flows provided by operating activities	398.2	276.5

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(965.8)	(1,604.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	704.0	1,504.6
Net decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	14.4	1,074.1
Capital expenditures	(45.1)	(36.4)
Additions to intangibles	(16.4)	(22.7)
Acquisitions of businesses, net of cash acquired	(4.2)	(56.9)
Reclassification from cash and cash equivalents to short-term marketable securities	(211.1)	—
Other	3.4	6.9
Proceeds from the sale of property, plant and equipment	19.9	—
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	—	102.7
Net cash flows (used in) provided by investing activities	(500.9)	967.5

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(406.5)	(1,293.5)
Proceeds from issuance of debt	—	0.1
Payments of debt	(12.9)	(0.2)
Net (purchases) proceeds from reverse repurchase agreements	(11.8)	345.9
Proceeds from issuance of commercial paper	1,362.9	—
Repurchases of common stock	(257.5)	(558.7)
Proceeds from stock purchase plan and exercises of stock options	88.8	50.9
Dividends paid	(148.9)	(127.3)
Net cash flows provided by (used in) financing activities	614.1	(1,582.8)

Effect of exchange rate changes on cash and cash equivalents	(32.5)	6.6

Net change in cash and cash equivalents	478.9	(332.2)

Cash and cash equivalents of continuing operations, beginning of period	917.5	1,746.1
Cash and cash equivalents of discontinued operations, beginning of period	—	14.7

Cash and cash equivalents of continuing operations, end of period	$1,396.4	$1,428.6

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2008 (“fiscal 2008”). The results of operations for the three months ended September 30, 2008 may not be indicative of the results to be expected for the fiscal year ending June 30, 2009 (“fiscal 2009”).

Note 2. New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company is currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on its consolidated results of operations or financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after July 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact depends solely on whether the Company completes any business combinations after July 1, 2009 and the terms of such transactions.

In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. On July 1, 2008, the Company adopted EITF 06-11 and the adoption did not have a material impact on its consolidated results of operations, cash flows or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. On July 1, 2008, the Company adopted SFAS No. 159 and elected not to apply the fair value option to any financial instruments that were not already recognized at fair value. As such, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition (see Note 8). The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and the Company is currently evaluating the effect, if any, on the Company’s consolidated results of operations, cash flows or financial condition.

Note 3. Reclassifications within Statements of Consolidated Cash Flows

The Company has reclassified the net decrease in client funds obligations in the Statements of Consolidated Cash Flows from investing activities to financing activities for all periods presented.

The impacts of the reclassifications were as follows:

Three months ended
September 30, 2007
Net cash flows used in investing activities - as previously reported	$(326.0)
Impact of reclassification	$1,293.5
Net cash flows provided by investing activities - as reclassified	$967.5

Net cash flows used in financing activities - as previously reported	$(289.3)
Impact of reclassification	$(1,293.5)
Net cash flows used in financing activities - as reclassified	$(1,582.8)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

Note 4. Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Stock Purchase Plan Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended September 30,

2008
Net earnings from continuing operations	$278.0	$—	$—	$—	$278.0
Weighted average shares (in millions)	507.5	3.7	0.2	2.1	513.5
EPS from continuing operations	$0.55				$0.54

2007
Net earnings from continuing operations	$240.4	$—	$—	$—	$240.4
Weighted average shares (in millions)	529.3	5.8	0.5	0.6	536.2
EPS from continuing operations	$0.45				$0.45

Options to purchase 13.6 million and 6.9 million shares of common stock for the three months ended September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 5. Other Income, net

	Three Months Ended
	September 30,
	2008	2007
Interest income on corporate funds	$(46.0)	$(44.0)
Realized gains on available-for-sale securities	(1.1)	(4.6)
Realized losses on available-for-sale securities	1.9	4.6
Other, net	2.8	(0.6)

Other income, net	$(42.4)	$(44.6)

Proceeds from sales and maturities of available-for-sale securities were $704.0 million and $1,504.6 million for the three months ended September 30, 2008 and 2007, respectively.

On March 30, 2007, the Company completed the tax-free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). The Company has an outsourcing agreement with Broadridge pursuant to which the Company will continue to provide data center outsourcing, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as had been provided pre-spin. As a result of the outsourcing agreement, the Company recognized income of $25.8 million for the three months ended September 30, 2008, which is offset by expenses directly associated with providing such services of $25.2 million, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.7 million and $9.7 million as of September 30, 2008 and June 30, 2008, respectively.

Note 6. Divestitures

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

During the three months ended September 30, 2008, the Company recorded a charge of $1.1 million within earnings from discontinued operations on the Statements of Consolidated Earnings, related to a change in estimated taxes on the divestitures of businesses.

There were no assets or liabilities of discontinued operations as of September 30, 2008 and June 30, 2008.

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2008 and June 30, 2008 are as follows:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$2,469.6	$—	$—	$2,469.6
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	5,922.5	104.7	(10.6)	6,016.6
Corporate bonds	4,677.4	32.0	(144.0)	4,565.4
Asset-backed securities	1,817.4	1.5	(25.8)	1,793.1
Canadian government obligations and Canadian government agency obligations	953.5	23.3	—	976.8
Other securities	1,945.7	21.4	(44.3)	1,922.8

Total available-for-sale securities	15,316.5	182.9	(224.7)	15,274.7

Total corporate investments and funds
held for clients	$17,786.1	$182.9	$(224.7)	$17,744.3

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$2,012.8	$—	$—	$2,012.8
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,138.5	109.6	(14.2)	6,233.9
Corporate bonds	4,343.5	42.0	(28.8)	4,356.7
Asset-backed securities	1,821.8	18.4	(3.7)	1,836.5
Canadian government obligations and Canadian government agency obligations	1,009.1	15.1	(0.5)	1,023.7
Other securities	1,611.4	21.9	(17.7)	1,615.6

Total available-for-sale securities	14,924.3	207.0	(64.9)	15,066.4

Total corporate investments and funds held for clients	$16,937.1	$207.0	$(64.9)	$17,079.2

At September 30, 2008, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with fair values of $2,064.5 million, $1,510.2 million and $1,600.6 million, respectively. At June 30, 2008, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Fannie Mae and Freddie Mac with fair values of $2,344.7 million, $1,471.3 million and $1,611.2 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that carries a credit rating of AAA and has maturities ranging from December 2008 through March 2017.

At September 30, 2008, asset-backed securities include only AAA-rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, equipment lease and student loan receivables with fair values of $920.0 million, $439.7 million, $320.6 million, $57.8 million and $55.0 million, respectively. At June 30, 2008, asset-backed securities include only AAA-rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, equipment lease and student loan receivables with fair values of $954.8 million, $448.1 million, $315.9 million, $62.4 million and $55.3 million, respectively. These securities are collateralized by the cash flows of the underlying pool of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2008.

At September 30, 2008, other securities and their fair value primarily represent commercial mortgage-backed securities of $812.9 million, municipal bonds of $430.2 million, AAA-rated mortgage-backed securities of $202.2 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $155.6 million and supranational bonds of $57.3 million. At June 30, 2008, other securities and their fair value primarily represent commercial mortgage-backed securities of $737.3 million, municipal bonds of $423.5 million, AAA-rated mortgage-backed securities of $186.7 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $153.0 million, and supranational bonds of $57.1 million.

Classification of investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2008	2008

Corporate investments:
Cash and cash equivalents	$1,396.4	$917.5
Short-term marketable securities	1,522.7	666.3
Long-term marketable securities	66.1	76.5
Total corporate investments	$2,985.2	$1,660.3

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2008	2008

Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$980.3	$955.7
Restricted short-term marketable securities held to satisfy client funds obligations	1,130.3	1,666.7
Restricted long-term marketable securities held to satisfy client funds obligations	12,555.6	12,656.9
Other restricted assets held to satisfy client funds obligations	92.9	139.6
Total funds held for clients	$14,759.1	$15,418.9

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligation represents liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $14,814.8 million and $15,294.7 million as of September 30, 2008 and June 30, 2008, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within “net decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations” in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within “net decrease in client funds obligations” in the financing section of the Statements of Consolidated Cash Flows.

At September 30, 2008, approximately 90% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at September 30, 2008, with the exception of the Reserve Fund investment discussed below.

Expected maturities of available-for-sale securities at September 30, 2008 are as follows:

Due in one year or less	$2,652.9
Due after one year to two years	2,767.8
Due after two years to three years	3,084.7
Due after three years to four years	2,855.5
Due after four years	3,913.8

Total available-for-sale securities	$15,274.7

The Company has an investment in a money market fund called the Primary Fund of the Reserve Fund (the “Reserve Fund”). During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. The carrying value of the Company’s holdings in the Reserve Fund at September 30, 2008 was $220.7 million and the fair value of the Company’s holdings in the fund at September 30, 2008 was $217.4 million. Accordingly, the Company recorded a $3.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the fund.

The Company expects distributions will occur as the Reserve Fund’s assets mature or are sold. The Company has reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet at September 30, 2008 due to the fact that these assets no longer meet the definition of a cash equivalent. Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for the three months ended September 30, 2008 as reclassification from cash equivalents to short-term marketable securities.

On October 31, 2008, the Company received $112.0 million in distributions from the fund.

The Company evaluates unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. During the three months ended September 30, 2008, the Company recorded $4.6 million in other-than-temporary losses for securities it held as of September 30, 2008, including $3.3 million of losses related to the Reserve Fund. As of September 30, 2008, with the exception of such realized losses recorded during the three months ended September 30, 2008, the Company determined that none of the unrealized losses were other-than-temporary.

Note 8. Fair Value Measurements

On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes market or observable inputs as the preferred source of fair value, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with level 1 having the highest priority and level 3 having the lowest priority.

Level 1	Fair value is determined based upon quoted prices for identical instruments in active markets.
Level 2

Fair value is determined based upon quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Fair value is determined based upon significant inputs to the valuation model that are unobservable.

Available-for-sale securities included in Level 1 are valued by the Company using closing quoted prices to value assets that are actively traded. Available-for-sale securities included in Level 2 are valued by a pricing service using a pricing model with inputs that are observable in an active market, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has no available-for-sale securities included in Level 3.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy. The input with the lowest level priority is used to determine the applicable level in the fair value hierarchy.

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2008. Included in the table are available-for-sale securities within corporate investments of $1,588.8 million and funds held for clients of $13,685.9 million. Refer to Note 7 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of U.S. government agencies	$—	$6,016.6	$—	$6,016.6
Corporate bonds	—	4,565.4	—	4,565.4
Asset-backed securities	—	1,793.1	—	1,793.1
Canadian government obligations and Canadian government agency obligations	—	976.8	—	976.8
Other securities	11.4	1,911.4	—	1,922.8
Total available-for-sale securities	$11.4	$15,263.3	$—	$15,274.7

On October 10, 2008, shortly after enactment of the Emergency Economic Stabilization Act, the FASB issued FSP FAS 157-3, which intended to clarify how companies should apply SFAS No. 157 to value financial assets that have no active market. At September 30, 2008, we had no significant investments that were affected by FSP FAS 157-3.

Note 9. Allowance for Doubtful Accounts

Accounts receivable is net of an allowance for doubtful accounts of $40.1 million and $38.4 million at September 30, 2008 and June 30, 2008, respectively.

Note 10. Assets Held for Sale

During the three months ended September 30, 2008, the Company reclassified $15.9 million of assets related to several buildings we plan to sell as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. The Company expects to complete the sales of these buildings during fiscal 2009.

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2008 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2008	$1,615.7	$4.8	$806.2	$2,426.7
Additions and other adjustments, net	(2.0)	—	7.0	5.0
Currency translation adjustments	(31.9)	—	(30.4)	(62.3)

Balance as of September 30, 2008	$1,581.8	$4.8	$782.8	$2,369.4

The Company made $4.2 million of contingent payments relating to previously consummated acquisitions during the three months ended September 30, 2008.

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2008	2008
Intangible assets:
Software and software licenses	$1,010.8	$1,004.5
Customer contracts and lists	615.0	627.0
Other intangibles	197.2	197.2
	1,823.0	1,828.7
Less accumulated amortization:
Software and software licenses	(823.5)	(805.4)
Customer contracts and lists	(300.5)	(293.5)
Other intangibles	(94.5)	(92.7)
	(1,218.5)	(1,191.6)
Intangible assets, net	$604.5	$637.1

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 10 years for customer contracts and lists, and 9 years for other intangibles). Amortization of intangible assets totaled $35.6 million and $34.1 million for the three months ended September 30, 2008 and 2007, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining nine months of the fiscal year ending June 30, 2009 and the succeeding five fiscal years are as follows:

Amount
2009	$122.8
2010	$124.6
2011	$82.4
2012	$68.2
2013	$44.1
2014	$37.9

Note 12. Short-term Financing

The Company has a $2.25 billion credit facility, a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2009, June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2008 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper at the Company’s discretion. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2008, the Company had $1.4 billion in commercial paper outstanding. Such amount was repaid on October 1, 2008. At September 30, 2007, there was no commercial paper outstanding. For the three months ended September 30, 2008 and 2007, the Company’s average borrowings were $2.4 billion and $1.8 billion, respectively, at a weighted average interest rate of 2.2% and 5.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2008 and 2007 was less than two days for both periods.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2008, the Company had no obligation outstanding related to reverse repurchase agreements. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to a reverse repurchase agreement that matured on July 2, 2008 and was repaid. For the three months ended September 30, 2008 and 2007, the Company had average outstanding balances under reverse repurchase agreements of $539.6 million and $343.7 million, respectively, at a weighted average interest rate of 2.5% and 4.5%, respectively.

Note 13. Employee Benefit Plans

A. Stock Plans. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement of stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of grant. Stock-based compensation consists of the following:

•

Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s common stock on the dates of grant. Stock options are issued under a grade vesting schedule. Options granted prior to July 1, 2008 generally vest ratably over five years and have a term of 10 years. Options granted after July 1, 2008 generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

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

o

Performance-Based Restricted Stock. The performance-based restricted stock program contains a two-year performance period and a subsequent six-month service period. Under this program, the Company communicates “target awards” to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the “target awards” during the performance period. After the two-year performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program. The performance target is based on EPS growth over the performance period, with possible payouts ranging from 0% to 125% of the “target awards”. SFAS No. 123R requires the measurement of stock-based compensation based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting term of approximately 30 months based upon the probable performance target that will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $27.9 million and $28.9 million was recognized in earnings from continuing operations for the three months ended September 30, 2008 and 2007, respectively, as well as related tax benefits of $8.1 million and $8.5 million, respectively.

	Three Months Ended September 30,
	2008	2007

Operating expenses	$6.1	$5.3
Selling, general and administrative expenses	17.1	18.9
System development and programming costs	4.7	4.7
Total pretax stock-based compensation expense	$27.9	$28.9

As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $34.7 million, $17.8 million and $135.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years, 1.1 years and 2.1 years, respectively.

During the three months ended September 30, 2008, the following activity occurred under our existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)

Options outstanding at July 1, 2008	49,127	$41
Options granted	312	$45
Options exercised	(2,064)	$36
Options canceled	(633)	$43

Options outstanding at September 30, 2008	46,742	$41

Performance-Based Restricted Stock:

Number of Shares (in thousands)

Restricted shares outstanding at July 1, 2008	2,928
Restricted shares granted	1,850
Restricted shares vested	(114)
Restricted shares forfeited	(46)

Restricted shares outstanding at September 30, 2008	4,618

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Three Months Ended September 30,
	2008	2007
Risk-free interest rate	3.1%	4.6%
Dividend yield	2.6%	1.7%
Weighted average volatility factor	25.3%	24.5%
Weighted average expected life (in years)	5.0	5.0
Weighted average fair value (in dollars)	$8.77	$11.33

B. Pension Plans.

The components of net pension expense were as follows:

	Three months ended September 30,
	2008	2007
Service cost – benefits earned during the period	$11.6	$11.3
Interest cost on projected benefits	14.0	12.5
Expected return on plan assets	(17.4)	(16.8)
Net amortization and deferral	0.3	2.6
	$8.5	$9.6

During the three months ended September 30, 2008, the Company made $1.4 million in contributions to the pension plans and expects to contribute an additional $4.5 million during the fiscal year ending June 30, 2009.

Note 14. Income Taxes

As of September 30, 2008, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $411.5 million. The amount that, if recognized, would impact the effective tax rate is $176.0 million. The remainder, if recognized, would principally affect deferred taxes.

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the three months ended September 30, 2008, the Company recorded interest expense of $4.4 million. At September 30, 2008, the Company had accrued interest of $123.2 million recorded on the Consolidated Balance Sheets, of which $54.9 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2008, the Company had accrued interest of $117.6 million recorded on the Consolidated Balance Sheets, of which $53.5 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At both September 30, 2008 and June 30, 2008, the Company had accrued penalties of $26.9 million, of which $23.8 million was recorded within income taxes payable, and the remainder was recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota, New York and New Jersey. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. The Company is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; Minnesota for fiscal years ended June 30, 1998 through June 30, 2004; New York City for fiscal years ended June 30, 2003 through June 30, 2006 and New Jersey for fiscal years ended June 30, 2002 through June 30, 2006. Canada has notified the Company that it will begin a joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 in the fiscal year ending June 30, 2009. The Province of Alberta is examining the 2004, 2005 and 2006 tax returns. The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

If certain pending tax matters settle within the next 12 months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to numerous jurisdictions and tax periods could increase earnings up to $100 million and expected net cash payments could be up to $100 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

Note 16. Comprehensive Income

	Three Months Ended September 30,
	2008	2007
Net earnings	$276.9	$297.4
Other comprehensive income:
Currency translation adjustments	(108.6)	4.1
Unrealized (loss) gain on available-for-sale securities, net of tax	(118.1)	108.5
Pension liability adjustment, net of tax	0.5	1.6
Comprehensive income	$50.7	$411.6

Note 17. Interim Financial Data by Segment

The Company’s strategic business units are aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The primary components of “Other” are miscellaneous processing services, and corporate allocations and expenses, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2009. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to the Company’s reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues		Earnings from Continuing Operations before Income Taxes
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Employer Services	$1,566.4	$1,447.7	$369.4	$320.3
PEO Services	279.2	235.7	28.4	25.0
Dealer Services	338.9	331.7	51.9	50.5
Other	3.8	(0.7)	(31.1)	(46.6)
Reconciling items:
Foreign exchange	(1.1)	(25.8)	0.4	(0.6)
Client fund interest	(5.7)	3.4	(5.7)	3.4
Cost of capital charge	—	—	28.0	29.5
Total	$2,181.5	$1,992.0	$441.3	$381.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended September 30,
	2008	2007	Change

Total revenues	$2,181.5	$1,992.0	10%

Costs of revenues:
Operating expenses	1,046.9	908.3	15%
Systems development and programming costs	130.4	124.4	5%
Depreciation and amortization	59.4	59.4	0%
Total costs of revenues	$1,236.7	$1,092.1	13%

Selling, general and administrative expenses	526.7	533.6	(1)%
Interest expense	19.2	29.4	(35)%
Total expenses	$1,782.6	$1,655.1	8%

Other income, net	(42.4)	(44.6)	(5)%
Earnings from continuing operations before income taxes	$441.3	$381.5	16%
Margin	20%	19%

Provision for income taxes	$163.3	$141.1	16%
Effective tax rate	37.0%	37.0%

Net earnings from continuing operations	$278.0	$240.4	16%

Diluted earnings per share from continuing operations	$0.54	$0.45	20%

Total Revenues

Our consolidated revenues for the three months ended September 30, 2008 grew 10%, to $2,181.5 million, due to increases in Employer Services of 8%, or $118.7 million, to $1,566.4 million, PEO Services of 18%, or $43.5 million, to $279.2 million, and Dealer Services of 2%, or $7.2 million, to $338.9 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 9% for the three months ended September 30, 2008. Fluctuations in foreign currency exchange rates contributed $26.2 million, or 1%, to our revenue growth.

Our consolidated revenues for the three months ended September 30, 2008 include interest on funds held for clients of $151.9 million as compared to $154.5 million for the three months ended September 30, 2007. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to approximately 4.3% during the three months ended September 30, 2008 as compared to 4.6% for the three months ended September 30, 2007, partially offset by an increase of 4%, to $14.0 billion, in our average client funds balances for the three months ended September 30, 2008.

Total Expenses

Our consolidated expenses for the three months ended September 30, 2008 increased $127.5 million, to $1,782.6 million, from $1,655.1 million for the three months ended September 30, 2007. The increase in our consolidated expenses is due to the increase in our revenues and higher pass-through costs associated with our PEO business. In addition, consolidated expenses for the three months ended September 30, 2008 increased $25.1 million, or 2%, due to fluctuations in foreign currency exchange rates.

Our total costs of revenues increased $144.6 million, or 13%, to $1,236.7 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to increases in our operating expenses. Operating expenses increased $138.6 million, or 15%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, due to the 10% increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The PEO pass-through costs were $176.6 million and $143.3 million for the three months ended September 30, 2008 and 2007, respectively. Operating expenses increased as a result of higher compensation expenses for implementation and service personnel in Employer Services of $19.8 million and higher compensation expenses of $8.5 million to support new business sales and new business installations in Dealer Services. Additionally, our operating expenses increased $5.0 million due operating expenses related to our Global View® product, which is our outsourcing offering for multinational and global organizations. Lastly, operating expenses increased approximately $14.6 million due to foreign currency fluctuations.

Systems development and programming expenses increased $6.0 million, or 5%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, due to an increase in expenses of $3.6 million for research and development associated with our services and products. Such increase was a result of higher headcount offset partially by with lower costs, particularly in our off-shore and smart-shore locations. Systems development and programming expenses also increased approximately $2.4 million from foreign currency fluctuations.

Selling, general and administrative expenses decreased $6.9 million, or 1%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, which was attributable to a decrease in sales commissions in Employer Services and PEO Services of $2.8 million due to a decline in sales and a decrease in stock based compensation expense of $1.8 million. Selling, general and administrative expenses also decreased as a result of cost saving initiatives that were commenced in fiscal 2008. Offsetting these decreases, selling, general and administrative expenses increased approximately $7.4 million due to foreign currency fluctuations.

Interest expense decreased $10.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 as a result lower average interest rates, offset by higher average borrowing on both our short-term commercial paper program and our reverse repurchase program. For the three months ended September 30, 2008 and September 30, 2007, the Company’s average borrowings under the commercial paper program were $2.4 billion and $1.8 billion, respectively, at weighted average interest rates of 2.2% and 5.2%, respectively. For the three months ended September 30, 2008 and September 30, 2007, the Company’s average borrowings under the reverse repurchase program were $0.5 billion and $0.3 billion, respectively, at weighted average interest rates of 2.5% and 4.5%, respectively.

Other income, net

Other income, net, decreased $2.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, due to a charge of $3.3 million related to the Reserve Fund and an increase in net realized losses on available-for-sale securities of $0.8 million, partially offset by an increase in interest income on corporate funds. Interest income on corporate funds increased $2.0 million for the three months ended September 30, 2008 as a result of higher average daily balances, partially offset by lower average interest rates. Average daily balances increased from $3.8 billion for the three months ended September 30, 2007 to $4.5 billion for the three months ended September 30, 2008. Average interest rates decreased from 4.6% for the three months ended September 30, 2007 to 4.1% for the three months ended September 30, 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $59.8 million, or 16%, from $381.5 million for the three months ended September 30, 2007 to $441.3 million for the three months ended September 30, 2008, due to the increase in revenues and corresponding expenses discussed above. Overall margin increased from 19% to 20% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Provision for Income Taxes

Our effective tax rate was 37.0% for both the three months ended September 30, 2008 and the three months ended September 30, 2007. While the effective tax rates for the comparable quarters were the same, the effective tax rate increased slightly due to an unfavorable mix in income among state tax jurisdictions, which was offset by a favorable mix in income among foreign tax jurisdictions and a decline in interest expense on our income tax reserves established under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 16%, to $278.0 million, for the three months ended September 30, 2008, from $240.4 million for the three months ended September 30, 2007, and the related diluted earnings per share from continuing operations increased 20%, to $0.54, for the three months ended September 30, 2008. The increase in net earnings from continuing operations for the three months ended September 30, 2008 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues, offset by higher expenses and a lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three months ended September 30, 2008 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of over 5.4 million shares during the three months ended September 30, 2008 and the repurchase of 32.9 million shares in the fiscal year ended June 30, 2008.

Analysis of Reportable Segments

Revenues

	Three Months Ended September 30,
	2008	2007	Change

Employer Services	$1,566.4	$1,447.7	8%
PEO Services	279.2	235.7	18%
Dealer Services	338.9	331.7	2%
Other	3.8	(0.7)
Reconciling items:
Foreign exchange	(1.1)	(25.8)
Client fund interest	(5.7)	3.4
Total revenues	$2,181.5	$1,992.0	10%

Earnings from Continuing Operations Before Income Taxes

	Three Months Ended September 30,
	2008	2007	Change

Employer Services	$369.4	$320.3	15%
PEO Services	28.4	25.0	13%
Dealer Services	51.9	50.5	3%
Other	(31.1)	(46.6)
Reconciling items:
Foreign exchange	0.4	(0.6)
Client fund interest	(5.7)	3.4
Cost of capital charge	28.0	29.5
Total earnings from continuing operations before income taxes	$441.3	$381.5	16%

The prior year’s reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2009. This adjustment is made for management purposes so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in foreign currency rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

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

Employer Services

Revenues

Employer Services' revenues increased $118.7 million, or 8%, to $1,566.4 million for the three months ended September 30, 2008 due to new business started in the period, an increase in the number of employees on our clients’ payrolls, the impact of pricing increases, which contributed approximately 3% to our revenue growth, and an increase in average client funds balances, which increased interest revenues. These increases were partially offset by a decrease of 0.3 percentage points in our worldwide client retention for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 8% for the three months ended September 30, 2008. Revenue from our traditional payroll and payroll tax filing business grew 5%. The number of employees on our clients’ payrolls, “pays per control,” increased 0.4% for the three months ended September 30, 2008 in the United States. This employment metric represents over 141,000 payrolls of small to large businesses and reflects a broad range of U.S. geographic regions. Revenues from our “beyond payroll” services, excluding PEO Services, which is disclosed as a separate reportable segment, increased 13% for the three months ended September 30, 2008, due to an increase in our Time and Labor Management services revenues. The increase in revenues related to our Time and Labor Management services revenues was due to an increase in the number of clients utilizing these services.

We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $6.1 million for the three months ended September 30, 2008, which represented 0.4% growth in Employer Services’ revenues, due to the increase in the average client funds balances as a result of growth in our existing client base. The average client funds balances were $13.8 billion and $13.3 billion for the three months ended September 30, 2008 and 2007, respectively, which was an increase of 4%.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $49.1 million, or 15%, to $369.4 million for the three months ended September 30, 2008. Earnings from continuing operations before income taxes for the three months ended September 30, 2008 grew at a faster rate than revenues due to the improvement in margins for our services from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher operating expenses from the increase of $19.8 million in compensation expenses for implementation and service personnel. Additionally, there was an increase in operating expenses of $5.0 million related to revenues of our GlobalView product.

PEO Services

Revenues

PEO Services’ revenues increased $43.5 million, or 18%, to $279.2 million for the three months ended September 30, 2008, due to a 15% increase in the average number of worksite employees. The increase in the average number of worksite employees was due to new client sales, improved client retention and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $33.3 million, or 23%, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $6.9 million, or 14% for the three months ended September 30, 2008, due to the increase in the number of average worksite employees and price increases.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.4 million for the three months ended September 30, 2008, due to the increase in the average client funds balances as a result of increased PEO Services new business and growth in our existing client base. The average client funds balances were $0.2 billion for both the three months ended September 30, 2008 and 2007.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $3.4 million, or 13%, to $28.4 million for the three months ended September 30, 2008. This increase is due to the $43.5 million increase in revenues offset by an increase in certain costs as follows. As compared to the prior year, our cost of providing benefits to worksite employees increased $33.1 million. In addition, our expenses associated with new business sales increased $2.3 million as a result of growth in our salesforce.

Dealer Services

Revenues

Dealer Services' revenues increased $7.2 million, or 2%, to $338.9 million for the three months ended September 30, 2008. Internal revenue growth was approximately 1% for the three months ended September 30, 2008. Revenues increased for our dealer business systems in North America $1.9 million, to $252.3 million, for the three months ended September 30, 2008 due to price increases, which resulted in an increase in revenue of $4.3 million, and new business, which resulted in an increase to revenue of $3.7 million. Such increases were offset by client losses or cancellation of services, which resulted in a decrease to revenue of $3.4 million. In addition, revenues increased $4.0 million for the three months ended September 30, 2008 due to an increase in revenue from our acquisitions completed during the fiscal year ended June 30, 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $1.4 million, or 3%, to $51.9 million for the three months ended September 30, 2008 due to the increase in revenues of our dealer business systems and contributions from recent acquisitions, offset by an increase in operating expenses of $8.5 million as a result of an increase in headcount to support new business sales and the timing of new business installations during the quarter. Lastly, our expenses increased approximately $2.7 million during the three months ended September 30, 2008 due to acquisitions completed during the fiscal year ended June 30, 2008.

Other

The primary components of "Other" are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The global financial markets have been and continue to be volatile, with diminished liquidity and increased credit-related fixed income investment losses. Despite this unprecedented volatility in the credit markets, we believe that our liquidity position remains strong. We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations. However, it is not possible to predict the impact of future events on our financial results or liquidity. See “Item 1A. Risk Factors” in “Part II. Other Information” in this Quarterly Report on Form 10-Q.

At September 30, 2008, cash and marketable securities were $2,985.2 million, stockholders’ equity was $4,861.3 million and the ratio of long-term debt-to-equity was 0.8%. At September 30, 2008, working capital before funds held for clients and client funds obligations was $1,324.5 million as compared to $1,343.1 million at June 30, 2008. This decrease is due to the use of cash to repurchase common stock.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the three months ended September 30, 2008, and we held approximately $1.4 billion of cash and approximately $1.6 billion of marketable securities at September 30, 2008. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.  Net cash flows provided by operating activities were $398.2 million for the three months ended September 30, 2008, as compared to $276.5 million for the comparable period in the prior fiscal year. The increase in net cash flows provided by operating activities was due to a $37.6 million increase in the net earnings from continuing operations. In addition, the increase in cash provided was due to a $49.4 million decrease in pension plan contributions as compared to the prior year, an increase of $48.4 million due to the timing of tax payments within prepaid taxes and taxes payable and an increase of $31.6 million in other accruals due to the timing of payments. These increases in net cash flows provided by operating activities were partially offset by a $95.7 million increase in accounts receivable due to the timing of cash collections.

Net cash flows used in investing activities for the three months ended September 30, 2008 totaled $500.9 million, compared to net cash flows provided by investing activities for the three months ended September 30, 2007 of $967.5 million. The decrease in cash flows from investing activities of $1,468.4 million was due to the timing of payments of cash and cash equivalents held to satisfy client funds obligations that resulted in a decrease to cash flows of $1,059.7 million, the timing of purchases of and proceeds from the sales or maturities of marketable securities that resulted in an increase of cash used of $161.6 million and a decrease in proceeds from the sale of businesses of $102.7 million. In addition, there was a reclassification from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below. These decreases in cash were partially offset by a decrease in cash paid for acquisitions of $52.7 million and cash received from the sale of property, plant and equipment of $19.9 million.

Net cash flows provided by financing activities for the three months ended September 30, 2008 totaled $614.1 million, compared to net cash flows used in financing activities for the three months ended September 30, 2007 of $1,582.8 million. The increase in cash flows of financing activities of $2,196.9 million was due to proceeds received from the issuance of commercial paper of $1,362.9 million, the net change in the client funds obligations of $887.0 million and a decrease in the repurchases of common stock of $301.2 million. We purchased 5.4 million shares of our common stock at an average price per share of $43.86 during the three months ended September 30, 2008. Such increases in cash flows of financing activities were partially offset by a decrease in the net proceeds related to reverse repurchase transactions of $357.7 million.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper at our discretion. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2008 there was $1.4 billion in commercial paper outstanding. At September 30, 2007, there was no commercial paper outstanding. For the three months ended September 30, 2008 and 2007, we had average borrowings of $2.4 billion and $1.8 billion, respectively, at a weighted average interest rate of 2.2% and 5.2%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2008 and 2007 was less than two days for both periods. We have continued to have full access to our U.S. short-term commercial paper program and have successfully borrowed on an as needed basis to meet short-term funding requirements related to client funds obligations.

On October 7, 2008, the Federal Reserve Board announced the creation of the Commercial Paper Funding Facility (“CPFF”), which is expected to enhance liquidity in the corporate and asset-backed commercial paper markets. The CPFF will provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from issuers. The CPFF requires U.S. issuers to have a commercial paper rating of A1/P1/F1 by a major rating agency. Based upon its ratings, ADP is eligible to participate in the program up to a maximum amount of $5.8 billion. The CPFF will purchase three-month commercial paper from eligible participants until April 30, 2009. We have not applied to participate in the CPFF, but may elect to do so in the future.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2008, the Company had no obligation outstanding related to reverse repurchase agreements. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to a reverse repurchase agreement that matured on July 2, 2008 and was repaid. For the three months ended September 30, 2008 and 2007, we had average outstanding balances under reverse repurchase agreements of $539.6 million and $343.7 million, respectively, at a weighted average interest rate of 2.5% and 4.5%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client fund obligations.

In addition, we have a $2.25 billion credit facility, a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2009, June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2008 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.0 billion available to us under the revolving credit agreements.

Our investment portfolios do not contain any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), credit default swaps, asset-backed commercial paper, auction rate securities, structured investment vehicles or non-investment-grade securities. We mitigate credit risk by investing in only investment-grade bonds. We own senior tranches of AAA-rated fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of either of these agencies. We do own mortgage-backed securities that are guaranteed by Fannie Mae or Freddie Mac. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

We have an investment in a money market fund called the Primary Fund of the Reserve Fund (the “Reserve Fund”). During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. The carrying value of our holdings in the Reserve Fund at September 30, 2008 was $220.7 million and the fair value of our holdings in the Reserve Fund at September 30, 2008 was $217.4 million. Accordingly, we recorded a $3.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the fund.

We expect distributions will occur as the Reserve Fund’s assets mature or are sold. We have reclassified $211.1 million of our investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet at September 30, 2008 due to the fact that these assets no longer meet the definition of a cash equivalent. Additionally, we have reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for the three months ended September 30, 2008 as reclassification from cash equivalents to short-term marketable securities.

On October 31, 2008, we received $112.0 million in distributions from the Reserve Fund. We cannot predict the exact amount that we will ultimately receive as a result of the remaining distributions from the fund or if we will receive any additional interest income on the carrying value of our holdings. As such, we cannot predict whether there will be any further impact to our Statement of Consolidated Earnings as a result of the fund’s distributions.

We evaluate unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. During the three months ended September 30, 2008, we recorded $4.6 million in other-than-temporary losses for securities we held as of September 30, 2008, including $3.3 million of losses related to the Reserve Fund. As of September 30, 2008, with the exception of such realized losses recorded during the three months ended September 30, 2008, we determined that none of the unrealized losses were other-than-temporary.

For the three months ended September 30, 2008, capital expenditures for continuing operations were $45.0 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2009 are expected to be approximately $220 million, compared to $186.4 million in the fiscal year ended June 30, 2008.

We have not updated the table that provides a summary of our contractual obligations as of September 30, 2008 that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as we were unable to make reasonably reliable estimates as to the period in which cash was expected to be paid related to the unrecognized tax benefits. Net cash payments expected to be paid within the next 12 months, related to the unrecognized tax benefits of $411.5 million at September 30, 2008, may be up to $100 million.

In the normal course of business, we enter into contracts in which we make representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, short-term fixed-income securities, and long-term fixed-income securities) and client funds assets (funds that have been collected from clients but not yet remitted to the applicable tax authorities or client employees).

Our corporate investments are invested in cash equivalents and highly liquid, investment-grade securities. These assets are available for repurchases of common stock for treasury and/or acquisitions, as well as other corporate operating purposes. All of our short-term and long-term fixed-income securities are classified as available-for-sale securities.

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At September 30, 2008, approximately 86% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating for fixed income securities is BBB and for asset-backed and commercial mortgage-backed securities is AAA. The maximum maturity at time of purchase for BBB-rated securities is 5 years, for single A-rated securities is 7 years, and for AA-rated and AAA-rated securities is 10 years. Commercial paper must be rated A1/P1 and, for time deposits, banks must have a Financial Strength Rating of C or better.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended September 30,
	2008	2007
Average investment balances at cost:
Corporate investments	$4,467.2	$3,808.1
Funds held for clients	14,023.2	13,452.6
Total	$18,490.4	$17,260.7

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	4.1%	4.6%
Funds held for clients	4.3%	4.6%
Total	4.3%	4.6%

Realized gains on available-for-sale securities	$1.1	$4.6
Realized losses on available-for-sale securities	(1.9)	(4.6)
Net realized (losses)/gains on available-for-sale securities	$(0.8)	$—

	September 30,	June 30,
	2008	2008
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(41.8)	$142.1
Total available-for-sale securities at fair value	$15,274.7	$15,066.4

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. Our average interest rates earned on our entire portfolio decreased by 30 basis points, from 4.6% for the quarter ended September 30, 2007 to 4.3% for the quarter ended September 30, 2008. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2009. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $3 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2009.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At September 30, 2008, approximately 90% of our available-for-sale securities held an AAA or AA rating. In addition, we also limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for trading purposes. There were no derivative financial instruments outstanding during the three months ended September 30, 2008.

Income Taxes

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota, New York and New Jersey. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. The Company is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; Minnesota for fiscal years ended June 30, 1998 through June 30, 2004; New York City for fiscal years ended June 30, 2003 through June 30, 2006 and New Jersey for fiscal years ended June 30, 2002 through June 30, 2006. Canada has notified the Company that it will begin a joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 in the fiscal year ending June 30, 2009. The Province of Alberta is examining the 2004, 2005 and 2006 tax returns. The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. We are currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on our consolidated results of operations or financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our consolidated results of operation, cash flows or financial condition.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for us that may be completed on or after July 1, 2009. We cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on our results of operations and financial condition as the impact depends solely on whether we complete any business combinations after July 1, 2009 and the terms of such transactions.

In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. On July 1, 2008, we adopted EITF 06-11 and the adoption did not have a material impact on our consolidated results of operations, cash flows or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. On July 1, 2008, we adopted SFAS No. 159 and elected not to apply the fair value option to any financial instruments that were not already recognized at fair value. As such, the adoption of SFAS No. 159 did not have an impact on our consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS No. 157 did not have an impact on our consolidated results of operations, cash flows or financial condition (see Note 8, “Fair Value Measurements”). We will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and we are currently evaluating the effect, if any, on our consolidated results of operations, cash flows or financial condition.

Fair Value Measurements

On July 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with level 1 having the highest priority and level 3 having the lowest priority.

Level 1	Fair value is determined based upon quoted prices for identical instruments in active markets.
Level 2

Fair value is determined based upon quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Fair value is determined based upon significant inputs to the valuation model that are unobservable.

Available-for-sale securities included in Level 1 are valued by the Company using closing prices to value assets that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by a pricing service using a pricing model with inputs that are observable in an active market, such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has no available-for-sale securities included in Level 3.

We determine if a market is active by engaging in trading activity or observing recent trading activity in the markets for similar asset classes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

With the exception of changes to the following previously disclosed risk factor, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Political and economic factors may adversely affect our business and financial results

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Customers may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with us. The availability of financing, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet liquidity needs required by our Employer Services business. In addition, certain types of investments may not be available to us or become too risky for us to invest, which may reduce the interest we earn on client funds. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results and liquidity.  We are dependent upon various large banks to execute Automated Clearing House and wire transfers as part of our client payroll and tax services. While we have contingency plans in place for bank failures, a systematic shut-down of the banking industry would impede our ability to process funds on behalf of our payroll and tax services clients and could have a material adverse impact on our financial results and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (3)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (3)

July 1, 2008 to July 31, 2008	1,293,355	$42.36	1,250,000	9,593,940

August 1, 2008to August 31, 2008	2,100,000	$44.55	2,100,000	57,493,940

September 1, 2008 to September 30, 2008	2,098,963	$44.06	2,096,107	55,397,833

Total	5,492,318		5,446,107

(1) During the three months ended September 30, 2008, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 43,196 shares during July 2008 and 2,856 shares during September 2008 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 159 shares during July 2008 at a price of $0.10 per share, under the terms of such program to repurchase stock granted to employees who have left the Company.

(2) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

(3) In March 2001, the Company received the Board of Directors’ approval to repurchase up to 50 million shares of our common stock. In November 2002, November 2005, August 2006, and August 2008 we received the Board of Directors’ approval to repurchase an additional 35 million, 50 million, 50 million and 50 million shares, respectively, of the Company’s common stock. There is no expiration date for the common stock repurchase plan.

Item 5. Other Information.

On October 21, 2008, the Company changed its stock exchange listing from the New York Stock Exchange to the NASDAQ Stock Market.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: November 7, 2008	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)