Form 10-Q
period 2008-12-31
AUTOMATIC DATA PROCESSING INC
filed 2009-02-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 504,888,675.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,772.6	$1,738.8	$3,525.0	$3,342.4
Interest on funds held for clients	147.3	162.0	299.2	316.5
PEO revenues (A)	283.4	249.3	560.5	483.2
TOTAL REVENUES	2,203.3	2,150.1	4,384.7	4,142.1

EXPENSES:
Costs of revenues:
Operating expenses	1,007.1	979.8	2,054.1	1,888.1
Systems development and programming costs	123.1	128.8	253.4	253.1
Depreciation and amortization	57.3	59.6	116.7	119.0
TOTAL COSTS OF REVENUES	1,187.5	1,168.2	2,424.2	2,260.2

Selling, general and administrative expenses	573.1	554.5	1,099.8	1,088.1
Interest expense	8.1	30.7	27.4	60.1
TOTAL EXPENSES	1,768.7	1,753.4	3,551.4	3,408.4

Other income, net	(38.6)	(43.9)	(81.2)	(88.4)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	473.2	440.6	914.5	822.1

Provision for income taxes	172.8	149.0	336.2	290.1

NET EARNINGS FROM CONTINUING OPERATIONS	$300.4	$291.6	$578.3	$532.0

Earnings (loss) from discontinued operations, net of (benefit) provision for income taxes of $(0.1) and $(0.4) for the three months ended December 31, 2008 and 2007, respectively, and $1.0 and $30.8 for the six months ended December 31, 2008 and 2007, respectively	0.1	(0.4)	(1.0)	56.5

NET EARNINGS	$300.5	$291.2	$577.3	$588.5

Basic Earnings Per Share from Continuing Operations	$0.60	$0.56	$1.14	$1.01
Basic Earnings Per Share from Discontinued Operations	—	—	—	0.11
BASIC EARNINGS PER SHARE	$0.60	$0.56	$1.14	$1.12

Diluted Earnings Per Share from Continuing Operations	$0.59	$0.55	$1.14	$1.00
Diluted Earnings Per Share from Discontinued Operations	—	—	—	0.11
DILUTED EARNINGS PER SHARE	$0.59	$0.55	$1.13	$1.10

Basic weighted average shares outstanding	503.4	523.1	505.4	525.7
Diluted weighted average shares outstanding	506.1	530.4	509.4	532.9

Dividends declared per common share	$0.3300	$0.2900	$0.6200	$0.5200

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $3,283.4 and $2,964.9 for the three months ended December 31, 2008 and 2007, respectively, and $6,082.0 and $5,369.1 for the six months ended December 31, 2008 and 2007, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	December 31,	June 30,
Assets	2008	2008
Current assets:
Cash and cash equivalents	$1,304.9	$917.5
Short-term marketable securities	66.7	666.3
Accounts receivable, net	1,166.3	1,034.6
Other current assets	749.8	771.6
Assets held for sale	12.1	—
Total current assets before funds held for clients	3,299.8	3,390.0
Funds held for clients	25,357.6	15,418.9
Total current assets	28,657.4	18,808.9
Long-term marketable securities (A)	81.0	76.5
Long-term receivables, net	248.6	234.0
Property, plant and equipment, net	721.0	742.9
Other assets	798.0	808.3
Goodwill	2,281.8	2,426.7
Intangible assets, net	573.2	637.1
Total assets	$33,361.0	$23,734.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96.4	$126.9
Accrued expenses and other current liabilities	681.3	668.1
Accrued payroll and payroll-related expenses	579.4	479.4
Dividends payable	163.1	145.7
Short-term deferred revenues	317.9	356.1
Obligation under reverse repurchase agreement	—	11.8
Income taxes payable	219.1	258.9
Total current liabilities before client funds obligations	2,057.2	2,046.9
Client funds obligations	25,170.4	15,294.7
Total current liabilities	27,227.6	17,341.6
Long-term debt	51.2	52.1
Other liabilities	606.2	587.9
Deferred income taxes	148.7	170.0
Long-term deferred revenues	489.6	495.6
Total liabilities	28,523.3	18,647.2

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7 shares at December 31, 2008 and June 30, 2008; outstanding, 504.0 and 510.3 shares at December 31, 2008 and June 30, 2008, respectively	63.9	63.9
Capital in excess of par value	500.6	522.0
Retained earnings	10,292.4	10,029.8
Treasury stock - at cost: 134.7 and 128.4 shares at December 31, 2008 and June 30, 2008, respectively	(6,063.1)	(5,804.7)
Accumulated other comprehensive income	43.9	276.2
Total stockholders’ equity	4,837.7	5,087.2
Total liabilities and stockholders’ equity	$33,361.0	$23,734.4

(A)	As of June 30, 2008, long-term marketable securities included $11.7 of securities pledged as collateral under the Company’s reverse repurchase agreement (see Note 12).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$577.3	$588.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	151.2	167.6
Deferred income taxes	(52.4)	(33.9)
Stock-based compensation expense	62.6	63.4
Net pension expense	16.8	19.2
Net realized loss (gain) from the sales of marketable securities	8.3	(0.1)
Net amortization of premiums and accretion of discounts on available-for-sale securities	28.9	18.0
Gain on sale of assets held for sale	(2.2)	—
Loss (gain) on sale of discontinued businesses, net of tax	1.0	(56.5)
Other	(4.2)	60.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(213.8)	(13.6)
Increase in other assets	(41.4)	(79.7)
Decrease in accounts payable	(32.0)	(19.0)
Increase (decrease) in accrued expenses and other liabilities	181.5	(117.2)
Net cash flows provided by operating activities	681.6	597.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,735.6)	(3,291.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,496.4	2,387.4
Net (increase) decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	(9,162.6)	400.5
Capital expenditures	(83.6)	(90.3)
Additions to intangibles	(35.9)	(47.1)
Acquisitions of businesses, net of cash acquired	(7.2)	(80.4)
Reclassification from cash and cash equivalents to short-term marketable securities	(211.1)	—
Other	4.3	9.0
Proceeds from the sale of property, plant and equipment	19.9	—
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	—	102.7
Net cash flows used in investing activities	(9,715.4)	(609.3)

Cash Flows from Financing Activities:
Net increase in client funds obligations	10,159.5	538.9
Proceeds from issuance of debt	12.5	0.2
Payments of debt	(13.4)	(7.3)
Net purchases of reverse repurchase agreements	(11.8)	—
Repurchases of common stock	(451.2)	(881.4)
Proceeds from stock purchase plan and exercises of stock options	99.1	130.5
Dividends paid	(297.2)	(250.3)
Net cash flows provided by (used in) financing activities	9,497.5	(469.4)

Effect of exchange rate changes on cash and cash equivalents	(76.3)	41.1

Net change in cash and cash equivalents	387.4	(440.3)

Cash and cash equivalents of continuing operations, beginning of period	917.5	1,746.1
Cash and cash equivalents of discontinued operations, beginning of period	—	14.7

Cash and cash equivalents, end of period	1,304.9	1,320.5

Less cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$1,304.9	$1,320.5

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2008 (“fiscal 2008”). The results of operations for the three and six months ended December 31, 2008 may not be indicative of the results to be expected for the fiscal year ending June 30, 2009 (“fiscal 2009”).

Note 2. New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted. The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FSP EITF 03-6-1. The Company determined the adoption of FSP EITF 03-6-1 will not have a material impact on its consolidated results of operations or financial condition.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations that may be completed by the Company on or after July 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact depends solely on whether the Company completes any business combinations after July 1, 2009 and the terms of such transactions.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. On July 1, 2008, the Company adopted EITF 06-11 and the adoption did not have a material impact on its consolidated results of operations, cash flows or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition (see Note 8). The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and the Company is currently evaluating the impact, if any, on the Company’s consolidated results of operations, cash flows or financial condition.

Note 3. Reclassification within Statements of Consolidated Cash Flows

The Company has reclassified the net increase in client funds obligations in the Statements of Consolidated Cash Flows from investing activities to financing activities for all periods presented.

The impact of the reclassification was as follows:

Six months ended
December 31, 2007
Net cash flows used in investing activities - as previously reported	$(70.4)
Impact of reclassification	$(538.9)
Net cash flows used in investing activities - as reclassified	$(609.3)

Net cash flows used in financing activities - as previously reported	$(1,008.3)
Impact of reclassification	$538.9
Net cash flows used in financing activities - as reclassified	$(469.4)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

Note 4. Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Stock Purchase Plan Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended December 31,

2008
Net earnings from continuing operations	$300.4	$—	$—	$—	$300.4
Weighted average shares (in millions)	503.4	0.8	—	1.9	506.1
EPS from continuing operations	$0.60				$0.59

2007
Net earnings from continuing operations	$291.6	$—	$—	$—	$291.6
Weighted average shares (in millions)	523.1	5.6	0.6	1.1	530.4
EPS from continuing operations	$0.56				$0.55

Six months ended December 31,

2008
Net earnings from continuing operations	$578.3	$—	$—	$—	$578.3
Weighted average shares (in millions)	505.4	2.0	—	2.0	509.4
EPS from continuing operations	$1.14				$1.14

2007
Net earnings from continuing operations	$532.0	$—	$—	$—	$532.0
Weighted average shares (in millions)	525.7	5.6	0.6	1.0	532.9
EPS from continuing operations	$1.01				$1.00

Options to purchase 35.2 million and 6.9 million shares of common stock for the three months ended December 31, 2008 and 2007, respectively, and 25.1 million and 6.9 million shares of common stock for the six months ended December 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 5. Other Income, net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income on corporate funds	$(43.3)	$(43.2)	$(89.5)	$(87.1)
Realized gains on available-for-sale securities	(1.5)	(0.8)	(2.6)	(5.4)
Realized losses on available-for-sale securities	9.0	0.7	10.9	5.3
Other, net	(2.8)	(0.6)		(1.2)

Other income, net	$(38.6)	$(43.9)	$(81.2)	$(88.4)

Proceeds from sales and maturities of available-for-sale securities were $1,496.4 million and $2,387.4 million for the six months ended December 31, 2008 and 2007, respectively.

On March 30, 2007, the Company completed the tax-free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). The Company has an outsourcing agreement with Broadridge pursuant to which the Company will continue to provide data center outsourcing, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as had been provided pre-spin. As a result of the outsourcing agreement, the Company recognized income of $26.0 million and $26.6 million for the three months ended December 31, 2008 and 2007, respectively, which is offset by expenses directly associated with providing such services of $25.4 million and $26.0 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company recognized income of $51.8 million and $52.8 million for the six months ended December 31, 2008 and 2007, respectively, which is offset by expenses directly associated with providing such services of $50.7 million and $51.6 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.8 million and $9.7 million as of December 31, 2008 and June 30, 2008, respectively.

In December 2008, the Company sold a building and, as a result, recorded a gain of $2.2 million in other income, net, on the Statements of Consolidated Earnings. Such building was previously reported in assets held for sale on the Consolidated Balance Sheets.

Note 6. Divestitures

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116.0 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented. During the three and six months ended December 31, 2007, the Company reported a gain of $0.3 million, or $0.2 million after taxes, and $88.5 million, or $57.2 million after taxes, respectively, exclusive of a working capital adjustment, within earnings (loss) from discontinued operations on the Statements of Consolidated Earnings.

During the three and six months ended December 31, 2008, the Company recorded income of $0.1 million and charges of $1.0 million, respectively, within earnings from discontinued operations on the Statements of Consolidated Earnings, related to a change in estimated taxes on the divestitures of businesses. During both the three and six months ended December 31, 2007, the Company recorded charges of $0.7 million, net of taxes, within earnings (loss) from discontinued operations related to professional fees incurred in connection with the divestitures of businesses.

There were no assets or liabilities of discontinued operations as of December 31, 2008 and June 30, 2008.

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2008 and June 30, 2008 are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$11,541.5	$—	$—	$11,541.5
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	5,893.4	334.1	(3.2)	6,224.3
Corporate bonds	4,748.5	55.6	(101.2)	4,702.9
Asset-backed securities	1,739.9	0.9	(67.7)	1,673.1
Canadian government obligations and Canadian government agency obligations	832.7	51.7	—	884.4
Other securities	1,860.5	41.5	(118.0)	1,784.0

Total available-for-sale securities	15,075.0	483.8	(290.1)	15,268.7

Total corporate investments and funds held for clients	$26,616.5	$483.8	$(290.1)	$26,810.2

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$2,012.8	$—	$—	$2,012.8
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,138.5	109.6	(14.2)	6,233.9
Corporate bonds	4,343.5	42.0	(28.8)	4,356.7
Asset-backed securities	1,821.8	18.4	(3.7)	1,836.5
Canadian government obligations and Canadian government agency obligations	1,009.1	15.1	(0.5)	1,023.7
Other securities	1,611.4	21.9	(17.7)	1,615.6

Total available-for-sale securities	14,924.3	207.0	(64.9)	15,066.4

Total corporate investments and funds held for clients	$16,937.1	$207.0	$(64.9)	$17,079.2

At December 31, 2008, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with fair values of $2,193.2 million, $1,607.0 million and $1,596.8 million, respectively. At June 30, 2008, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Fannie Mae and Freddie Mac with fair values of $2,344.7 million, $1,471.3 million and $1,611.2 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that carries a credit rating of AAA and has maturities ranging from January 2009 through February 2018.

At December 31, 2008, asset-backed securities include only AAA-rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, equipment lease and student loan receivables with fair values of $872.3 million, $403.0 million, $294.7 million, $51.4 million and $51.7 million, respectively. At June 30, 2008, asset-backed securities include only AAA-rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, equipment lease and student loan receivables with fair values of $954.8 million, $448.1 million, $315.9 million, $62.4 million and $55.3 million, respectively. These securities are collateralized by the cash flows of the underlying pool of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2008.

At December 31, 2008, other securities and their fair value primarily represent AAA-rated commercial mortgage-backed securities of $718.0 million, municipal bonds of $448.0 million, AAA-rated mortgage-backed securities of $205.7 million, Canadian provincial bonds of $139.1 million, corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $131.3 million and supranational bonds of $59.6 million. At June 30, 2008, other securities and their fair value primarily represent AAA-rated commercial mortgage-backed securities of $737.3 million, municipal bonds of $423.5 million, AAA-rated mortgage-backed securities of $186.7 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $153.0 million and supranational bonds of $57.1 million. The Company’s AAA-rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2008	2008

Corporate investments:
Cash and cash equivalents	$1,304.9	$917.5
Short-term marketable securities	66.7	666.3
Long-term marketable securities	81.0	76.5
Total corporate investments	$1,452.6	$1,660.3

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2008	2008

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$10,083.2	$955.7
Restricted short-term marketable securities held
to satisfy client funds obligations	2,315.1	1,666.7
Restricted long-term marketable securities held
to satisfy client funds obligations	12,805.9	12,656.9
Other restricted assets held to satisfy client
funds obligations	153.4	139.6
Total funds held for clients	$25,357.6	$15,418.9

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $25,170.4 million and $15,294.7 million as of December 31, 2008 and June 30, 2008, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

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

At December 31, 2008, approximately 85% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at December 31, 2008 with the exception of the Reserve Fund investment discussed below.

Expected maturities of available-for-sale securities at December 31, 2008 are as follows:

Due in one year or less	$2,382.0
Due after one year to two years	2,964.5
Due after two years to three years	3,446.8
Due after three years to four years	3,160.8
Due after four years	3,314.6

Total available-for-sale securities	$15,268.7

The Company has an investment in a money market fund called the Primary Fund of the Reserve Fund (the “Reserve Fund”). During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. At September 30, 2008, the Company reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for the six months ended December 31, 2008 as reclassification from cash equivalents to short-term marketable securities. During the six months ended December 31, 2008, the Company recorded a $3.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the fund.

As of December 31, 2008, the Company received approximately $174.0 million in distributions from the Reserve Fund. The Company expects that additional distributions will occur as the Reserve Fund’s assets mature or are sold.

The Company evaluates unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. During the three months ended December 31, 2008, there were no other-than-temporary losses recorded for securities held as of December 31, 2008. During the six months ended December 31, 2008, the Company recorded $4.6 million of other-than-temporary losses, including $3.3 million of losses related to the Reserve Fund. As of December 31, 2008, with the exception of such realized losses recorded during the six months ended December 31, 2008, the Company determined that none of the unrealized losses were other-than-temporary.

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

Level 1	Fair value is determined based upon closing prices for identical instruments that are traded on active exchanges.
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

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of our Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. Over 99% of our Level 2 investments are valued utilizing inputs obtained from a pricing service. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 3.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy. The significant input with the lowest level priority is used to determine the applicable level in the fair value hierarchy.

The following table presents the Company’s assets measured at fair value on a recurring basis at December 31, 2008. Included in the table are available-for-sale securities within corporate investments of $147.7 million and funds held for clients of $15,121.0 million. Refer to Note 7 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of U.S. government agencies	$—	$6,224.3	$—	$6,224.3
Corporate bonds	—	4,702.9	—	4,702.9
Asset-backed securities	—	1,673.1	—	1,673.1
Canadian government obligations and Canadian government agency obligations	—	884.4	—	884.4
Other securities	5.4	1,778.6	—	1,784.0
Total available-for-sale securities	$5.4	$15,263.3	$—	$15,268.7

On October 10, 2008, shortly after enactment of the Emergency Economic Stabilization Act, the FASB issued FSP FAS 157-3, which intended to clarify how companies should apply SFAS No. 157 to value financial assets that have no active market. At December 31, 2008, the Company had no significant investments that were affected by FSP FAS 157-3.

Note 9. Allowance for Doubtful Accounts

Accounts receivable is net of an allowance for doubtful accounts of $47.5 million and $38.4 million at December 31, 2008 and June 30, 2008, respectively.

Note 10. Assets Held for Sale

During the six months ended December 31, 2008, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets.  In December 2008, the Company sold one of the buildings and realized a gain of $2.2 million in other income, net. The Company intends to complete the sale of the remaining two buildings by the end of calendar year 2009.

At December 31, 2008, the Company had $12.1 million classified as assets held for sale on the Consolidated Balance Sheets.

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2008 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2008	$1,615.7	$4.8	$806.2	$2,426.7
Additions and other adjustments, net	(1.5)	—	9.4	7.9
Currency translation adjustments	(62.5)	—	(90.3)	(152.8)

Balance as of December 31, 2008	$1,551.7	$4.8	$725.3	$2,281.8

The Company made $7.2 million of contingent payments relating to previously consummated acquisitions during the six months ended December 31, 2008.

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2008	2008
Intangible assets:
Software and software licenses	$1,030.6	$1,004.5
Customer contracts and lists	592.5	627.0
Other intangibles	197.1	197.2
	1,820.2	1,828.7
Less accumulated amortization:
Software and software licenses	(850.8)	(805.4)
Customer contracts and lists	(299.9)	(293.5)
Other intangibles	(96.3)	(92.7)
	(1,247.0)	(1,191.6)
Intangible assets, net	$573.2	$637.1

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 10 years for customer contracts and lists, and 9 years for other intangibles). Amortization of intangible assets totaled $35.1 million and $33.2 million for the three months ended December 31, 2008 and 2007, respectively and totaled $70.7 million and $67.3 million for the six months ended December 31, 2008 and 2007, respectively. Estimated amortization expense of the Company’s existing intangible assets for the remaining six months of the fiscal year ending June 30, 2009 and the succeeding five fiscal years are as follows:

Amount
2009	$76.6
2010	$133.5
2011	$91.7
2012	$71.0
2013	$40.5
2014	$37.2

Note 12. Short-term Financing

The Company has a $2.25 billion credit facility, a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2009, June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2008 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2008 and June 30, 2008, there was no commercial paper outstanding. For the three months ended December 31, 2008 and 2007, the Company’s average borrowings were $2.5 billion and $2.1 billion, respectively, at a weighted average interest rate of 0.7% and 4.6%, respectively. For the six months ended December 31, 2008 and 2007, the Company’s average borrowings were $2.4 billion and $2.0 billion, respectively at a weighted average interest rate of 1.4% and 4.9%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2008 and 2007 was less than two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2008, the Company had no obligation outstanding related to reverse repurchase agreements. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to a reverse repurchase agreement that matured on July 2, 2008 and was repaid. For the three months ended December 31, 2008 and 2007, the Company had average outstanding balances under reverse repurchase agreements of $617.4 million and $285.8 million, respectively, at a weighted average interest rate of 1.1% and 4.4%, respectively. For the six months ended December 31, 2008 and 2007, the Company had average outstanding balances under reverse repurchase agreements of $578.5 million and $314.7 million, respectively, at a weighted average interest rate of 1.8% and 4.5%, respectively.

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

•

Employee Stock Purchase Plan. Prior to January 1, 2009, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering is determined. Expense related to an offering that has not been completed under the prior plan will continue to be recognized on a straight-line basis over the vesting period of 24 months that concludes on December 31, 2009.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $34.7 million and $34.5 million was recognized in earnings from continuing operations for the three months ended December 31, 2008 and 2007, respectively, as well as related tax benefits of $9.8 million and $10.6 million, respectively. Stock-based compensation expense of $62.6 million and $63.4 million was recognized in earnings from continuing operations for the six months ended December 31, 2008 and 2007, respectively, as well as related tax benefits of $17.9 million and $19.1 million, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Operating expenses	$7.9	$6.8	$14.0	$12.1
Selling, general and administrative expenses	21.0	21.6	38.1	40.5
System development and programming costs	5.8	6.1	10.5	10.8
Total pretax stock-based compensation expense	$34.7	$34.5	$62.6	$63.4

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $27.2 million, $15.2 million and $101.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years, 1.0 years and 2.0 years, respectively.

During the six months ended December 31, 2008, the following activity occurred under our existing plans:

Stock Options:

	Number of Options	Weighted Average Price
	(in thousands)	(in dollars)

Options outstanding at July 1, 2008	49,127	$41
Options granted	362	$44
Options exercised	(2,219)	$36
Options canceled	(1,451)	$41

Options outstanding at December 31, 2008	45,819	$41

Performance-Based Restricted Stock:

Number
of Shares
(in thousands)

Restricted shares outstanding at July 1, 2008	2,928
Restricted shares granted	1,850
Restricted shares vested	(114)
Restricted shares forfeited	(89)

Restricted shares outstanding at December 31, 2008	4,575

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Six Months Ended
	December 31,
	2008	2007
Risk-free interest rate	2.5%- 3.1%	3.9% - 4.6%
Dividend yield	2.6% - 3.3%	1.7%
Weighted average volatility factor	25.3% - 30.4%	24.5%
Weighted average expected life (in years)	5.0	5.0
Weighted average fair value (in dollars)	$8.52	$11.24

B. Pension Plans.

The components of net pension expense were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost – benefits earned during the period	$11.5	$11.3	$23.1	$22.6
Interest cost on projected benefits	13.7	12.6	27.7	25.1
Expected return on plan assets	(17.2)	(16.8)	(34.6)	(33.6)
Net amortization and deferral	0.3	2.5	0.6	5.1
Net pension expense	$8.3	$9.6	$16.8	$19.2

 During the six months ended December 31, 2008, the Company made $2.7 million in contributions to the pension plans and expects to contribute an additional $3.2 million during the fiscal year ending June 30, 2009.

Note 14. Income Taxes

As of December 31, 2008, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $411.9 million. The amount that, if recognized, would impact the effective tax rate is $182.7 million. The remainder, if recognized, would principally affect deferred taxes.

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the three months ended December 31, 2008 and 2007, the Company recorded interest expense of $4.9 million and $5.5 million, respectively and during the six months ended December 31, 2008 and 2007, the Company recorded interest expense of $9.3 million and $11.0 million, respectively. At December 31, 2008, the Company had accrued interest of $128.3 million recorded on the Consolidated Balance Sheets, of which $58.0 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2008, the Company had accrued interest of $117.6 million recorded on the Consolidated Balance Sheets, of which $53.5 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At December 31, 2008 and June 30, 2008, the Company had accrued penalties of $26.8 million, and $26.9 million, respectively of which $26.3 million and $23.8 million, respectively was recorded within income taxes payable, and the remainder was recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota, New York and New Jersey. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. The Company is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; Minnesota for fiscal years ended June 30, 1998 through June 30, 2004; New York City for fiscal years ended June 30, 2003 through June 30, 2007 and New Jersey for fiscal years ended June 30, 2002 through June 30, 2006. Canada has notified the Company that it will begin a joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 in the fiscal year ending June 30, 2009. The Province of Alberta has notified the Company that they will examine the 2007 tax return in the fiscal year ending June 30, 2009. France has begun an audit of the fiscal year ended June 30, 2006 through the fiscal year ended June 30, 2008. The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

If certain pending tax matters settle within the next 12 months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to numerous jurisdictions and tax periods could increase earnings up to $110 million and expected net cash payments could be up to $110 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

Note 16. Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net earnings	$300.5	$291.2	$577.3	$588.5
Other comprehensive income:
Currency translation adjustments	(159.2)	111.5	(267.8)	115.6
Unrealized gain (loss) on available-for-sale securities, net of tax	152.0	123.2	33.9	231.7
Pension liability adjustment, net of tax	1.1	1.6	1.6	3.2
Comprehensive income	$294.4	$527.5	$345.0	$939.0

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Employer Services	$1,645.6	$1,555.8	$3,212.0	$3,003.5
PEO Services	285.4	251.1	564.7	486.8
Dealer Services	342.7	347.2	681.6	678.9
Other	4.7	1.0	8.3	0.3
Reconciling items:
Foreign exchange	(63.9)	(6.5)	(65.0)	(32.3)
Client fund interest	(11.2)	1.5	(16.9)	4.9
Total	$2,203.3	$2,150.1	$4,384.7	$4,142.1

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Employer Services	$431.8	$382.9	$801.2	$703.1
PEO Services	30.1	26.4	58.4	51.4
Dealer Services	57.4	57.0	109.2	107.5
Other	(58.7)	(57.0)	(89.6)	(103.5)
Reconciling items:
Foreign exchange	(4.3)	1.7	(4.0)	1.1
Client fund interest	(11.2)	1.5	(16.9)	4.9
Cost of capital charge	28.1	28.1	56.2	57.6
Total	$473.2	$440.6	$914.5	$822.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, should be considered in evaluating any forward-looking statements contained herein.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	December 31,
	2008	2007	$ Change	% Change

Total revenues	$2,203.3	$2,150.1	$53.2	2%

Costs of revenues:
Operating expenses	1,007.1	979.8	27.3	3%
Systems development and programming costs	123.1	128.8	(5.7)	(4)%
Depreciation and amortization	57.3	59.6	(2.3)	(4)%
Total costs of revenues	$1,187.5	$1,168.2	$19.3	2%

Selling, general and administrative expenses	573.1	554.5	18.6	3%
Interest expense	8.1	30.7	(22.6)	(74)%
Total expenses	$1,768.7	$1,753.4	$15.3	1%

Other income, net	(38.6)	(43.9)	(5.3)	(12)%
Earnings from continuing operations before income taxes	$473.2	$440.6	$32.6	7%
Margin	21%	20%

Provision for income taxes	$172.8	$149.0	$23.8	16%
Effective tax rate	36.5%	33.8%

Net earnings from continuing operations	$300.4	$291.6	$8.8	3%

Diluted earnings per share from continuing operations	$0.59	$0.55	$0.04	7%

	Six Months Ended
	December 31,
	2008	2007	$ Change	% Change

Total revenues	$4,384.7	$4,142.1	$242.6	6%

Costs of revenues:
Operating expenses	2,054.1	1,888.1	166.0	9%
Systems development and programming costs	253.4	253.1	0.3	0%
Depreciation and amortization	116.7	119.0	(2.3)	(2)%
Total costs of revenues	$2,424.2	$2,260.2	$164.0	7%

Selling, general and administrative expenses	1,099.8	1,088.1	11.7	1%
Interest expense	27.4	60.1	(32.7)	(54)%
Total expenses	$3,551.4	$3,408.4	$143.0	4%

Other income, net	(81.2)	(88.4)	(7.2)	(8)%
Earnings from continuing operations before income taxes	$914.5	$822.1	$92.4	11%
Margin	21%	20%

Provision for income taxes	$336.2	$290.1	$46.1	16%
Effective tax rate	36.8%	35.3%

Net earnings from continuing operations	$578.3	$532.0	$46.3	9%

Diluted earnings per share from continuing operations	$1.14	$1.00	$0.14	14%

Total Revenues

Our consolidated revenues for the three months ended December 31, 2008 grew 2%, to $2,203.3 million, due to an increase in Employer Services of 6%, or $89.8 million, to $1,645.6 million, an increase in PEO Services of 14%, or $34.3 million, to $285.4 million, and a decrease in Dealer Services of 1%, or $4.5 million, to $342.7 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 2% for the three months ended December 31, 2008. Fluctuations in foreign currency exchange rates reduced our revenue growth by $59.3 million, or 3%.

Our consolidated revenues for the three months ended December 31, 2008 include interest on funds held for clients of $147.3 million as compared to $162.0 million for the three months ended December 31, 2007. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 4.2% during the three months ended December 31, 2008 as compared to 4.5% for the three months ended December 31, 2007, and a decrease in our average client funds balances for the three months ended December 31, 2008 of 1%, to $14.1 billion.

Our consolidated revenues for the six months ended December 31, 2008 grew 6%, to $4,384.7 million, due to an increase in Employer Services of 7%, or $208.5 million, to $3,212.0 million, an increase in PEO Services of 16%, or $77.9 million, to $564.7 million, and an increase in Dealer Services of $2.7 million, to $681.6 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 6% for the six months ended December 31, 2008. Fluctuations in foreign currency exchange rates reduced our revenue growth by $33.1 million, or 1%.

Our consolidated revenues for the six months ended December 31, 2008 include interest on funds held for clients of $299.2 million as compared to $316.5 million for the six months ended December 31, 2007. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 4.3% during the six months ended December 31, 2008 as compared to 4.6% for the six months ended December 31, 2007, partially offset by an increase of 1%, to $14.1 billion, in our average client funds balances for the six months ended December 31, 2008.

Total Expenses

Our consolidated expenses for the three months ended December 31, 2008 increased $15.3 million, to $1,768.7 million, from $1,753.4 million for the three months ended December 31, 2007. Our consolidated expenses for the six months ended December 31, 2008 increased $143.0 million, to $3,551.4 million, from $3,408.4 million for the six months ended December 31, 2007. The increase in our consolidated expenses for both periods is due to the increase in our revenues and higher pass-through costs associated with our PEO business. The growth in our consolidated expenses was partially offset by $52.0 million, or 3%, and $25.9 million, or 1%, for the three and six months ended December 31, 2008, respectively, due to fluctuations in foreign currency exchange rates.

Our total costs of revenues increased $19.3 million, or 2%, to $1,187.5 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 due to increases in our operating expenses. Operating expenses increased $27.3 million, or 3%, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, due to the 2% increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The PEO pass-through costs were $179.8 million and $150.2 million for the three months ended December 31, 2008 and 2007, respectively. Operating expenses increased as a result of higher compensation expenses for implementation and service personnel in Employer Services of $5.8 million. The growth in our operating expenses was partially offset by approximately $27.2 million due to foreign currency fluctuations.

Our total costs of revenues increased $164.0 million, or 7%, to $2,424.2 million for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 due to increases in our operating expenses. Operating expenses increased $166.0 million, or 9%, for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, due to the 6% increase in revenues, including the increases in PEO Services, which has pass-through costs that are re-billable. The PEO pass-through costs were $356.2 million and $293.6 million for the six months ended December 31, 2008 and 2007, respectively. Operating expenses increased as a result of higher compensation expenses for implementation and service personnel in Employer Services of $10.8 million. The growth in our operating expenses was partially offset by approximately $12.6 million due to foreign currency fluctuations.

Systems development and programming expenses decreased $5.7 million, or 4%, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, due to the impact of foreign currency fluctuations as well as a decrease in expenses of $0.8 million for programming expenses related to our systems. Such decrease in expenses was a result of lower costs per associate, particularly in our off-shore and smart-shore locations. Systems development and programming expenses decreased by approximately $4.9 million from foreign currency fluctuations.

Systems development and programming expenses increased $0.3 million for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, due to an increase in expenses of $2.8 million for programming expenses related to our systems. Such increase was a result of higher headcount offset partially with lower costs, particularly in our off-shore and smart-shore locations. The growth in our systems development and programming expenses was partially offset by a decrease of $2.5 million due to foreign currency fluctuations.

Selling, general and administrative expenses increased $18.6 million, or 3%, for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, due to an increase in our allowance for doubtful accounts of $12.0 million as a result of an increase in estimated credit losses related to our notes receivable from automotive, heavy truck and powersports dealers and an increase in restructuring charges, primarily related to severance, of $27.0 million. These increases in selling, general and administrative expenses were partially offset by our cost saving initiatives that were commenced in fiscal 2008 and by approximately $19.9 million due to foreign currency fluctuations.

Selling, general and administrative expenses increased $11.7 million, or 1%, for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, due to an increase in our allowance for doubtful accounts of $13.7 million as a result of an increase in estimated credit losses related to our notes receivable from automotive, heavy truck and powersports dealers and an increase in restructuring charges, primarily related to severance, of $27.0 million. These increases in selling, general and administrative expenses were partially offset by our cost saving initiatives that were commenced in fiscal 2008 and by approximately $9.5 million due to foreign currency fluctuations.

Interest expense decreased $22.6 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 as a result lower average interest rates, offset by higher average borrowings on both our short-term commercial paper program and our reverse repurchase program. For the three months ended December 31, 2008 and December 31, 2007, the Company’s average borrowings under the commercial paper program were $2.5 billion and $2.1 billion, respectively, at weighted average interest rates of 0.7% and 4.6%, respectively. For the three months ended December 31, 2008 and 2007, the Company’s average borrowings under the reverse repurchase program were approximately $0.6 billion and $0.3 billion, respectively, at weighted average interest rates of 1.1% and 4.4%, respectively.

Interest expense decreased $32.7 million for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 as a result lower average interest rates, offset by higher average borrowings on both our short-term commercial paper program and our reverse repurchase program. For the six months ended December 31, 2008 and 2007, the Company’s average borrowings under the commercial paper program were $2.4 billion and $2.0 billion, respectively, at weighted average interest rates of 1.4% and 4.9%, respectively. For the six months ended December 31, 2008 and 2007, the Company’s average borrowings under the reverse repurchase program were approximately $0.6 billion and $0.3 billion, respectively, at weighted average interest rates of 1.8% and 4.5%, respectively.

Other income, net

Other income, net, decreased $5.3 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, due to an increase in net realized losses on available-for-sale securities of $7.6 million, partially offset by a gain on the sale of a building of $2.2 million.

Other income, net, decreased $7.2 million for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007, due to an increase in net realized losses on available-for-sale securities of $8.4 million and a charge of $3.3 million related to the Primary Fund of the Reserve Fund (the “Reserve Fund”), partially offset by an increase in interest income on corporate funds and a gain on the sale of a building of $2.2 million. Interest income on corporate funds increased $2.4 million for the six months ended December 31, 2008 as a result of higher average daily balances, partially offset by lower average interest rates. Average daily balances increased from $3.8 billion for the six months ended December 31, 2007 to $4.5 billion for the six months ended December 31, 2008. Average interest rates decreased from 4.6% for the six months ended December 31, 2007 to 4.0% for the six months ended December 31, 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $32.6 million, or 7%, from $440.6 million for the three months ended December 31, 2007 to $473.2 million for the three months ended December 31, 2008, due to the increase in revenues and corresponding expenses discussed above. Overall margin increased from 20% to 21% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

Earnings from continuing operations before income taxes increased $92.4 million, or 11%, from $822.1 million for the six months ended December 31, 2007 to $914.5 million for the six months ended December 31, 2008, due to the increase in revenues and corresponding expenses discussed above. Overall margin increased from 20% to 21% for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2008 and 2007 was 36.5% and 33.8%, respectively. The effective tax rate during the three months ended December 31, 2007 included a reduction in the provision for income taxes of $12.4 million, which was related to the settlement of a state tax matter. This reduction of $12.4 million decreased our effective tax rate by approximately 2.8 percentage points for the three months ended December 31, 2007. Additionally, the effective tax rate declined slightly due to a favorable mix in income among foreign tax jurisdictions and a decline in interest expense on our income tax reserves established under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), partially offset by an unfavorable mix in income among state tax jurisdictions.

The effective tax rate for the six months ended December 31, 2008 and 2007 was 36.8% and 35.3%, respectively. The effective tax rate during the six months ended December 31, 2007 included a reduction in the provision for income taxes of $12.4 million, which was related to the settlement of a state tax matter. This reduction of $12.4 million decreased our effective tax rate by approximately 1.5 percentage points for the six months ended December 31, 2007. Additionally, there was a slight increase in the state income tax expense due to an unfavorable mix in income among state tax jurisdictions. This increase was offset by a decrease in foreign tax expense due to a favorable mix in income among foreign tax jurisdictions and a decline in federal tax expense due to a decrease in interest expense on our income tax reserves established under FIN 48.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 3%, to $300.4 million, for the three months ended December 31, 2008, from $291.6 million for the three months ended December 31, 2007, and the related diluted earnings per share from continuing operations increased 7%, to $0.59, for the three months ended December 31, 2008. The increase in net earnings from continuing operations for the three months ended December 31, 2008 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues, offset by higher expenses and a higher effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three months ended December 31, 2008 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of over 10.6 million shares during the six months ended December 31, 2008 and the repurchase of 32.9 million shares in the fiscal year ended June 30, 2008.

Net earnings from continuing operations increased 9%, to $578.3 million, for the six months ended December 31, 2008, from $532.0 million for the six months ended December 31, 2007, and the related diluted earnings per share from continuing operations increased 14%, to $1.14, for the six months ended December 31, 2008. The increase in net earnings from continuing operations for the six months ended December 31, 2008 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues, offset by higher expenses and a higher effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the six months ended December 31, 2008 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of over 10.6 million shares during the six months ended December 31, 2008 and the repurchase of 32.9 million shares in the fiscal year ended June 30, 2008.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Employer Services	$1,645.6	$1,555.8	$89.8	6%	$3,212.0	$3,003.5	$208.5	7%
PEO Services	285.4	251.1	34.3	14%	564.7	486.8	77.9	16%
Dealer Services	342.7	347.2	(4.5)	(1)%	681.6	678.9	2.7	0%
Other	4.7	1.0			8.3	0.3
Reconciling items:
Foreign exchange	(63.9)	(6.5)			(65.0)	(32.3)
Client fund interest	(11.2)	1.5			(16.9)	4.9
Total revenues	$2,203.3	$2,150.1	$53.2	2%	$4,384.7	$4,142.1	$242.6	6%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change

Employer Services	$431.8	$382.9	$48.9	13%	$801.2	$703.1	$98.1	14%
PEO Services	30.1	26.4	3.7	14%	58.4	51.4	7.0	14%
Dealer Services	57.4	57.0	0.4	1%	109.2	107.5	1.7	2%
Other	(58.7)	(57.0)			(89.6)	(103.5)
Reconciling items:
Foreign exchange	(4.3)	1.7			(4.0)	1.1
Client fund interest	(11.2)	1.5			(16.9)	4.9
Cost of capital charge	28.1	28.1			56.2	57.6
Total earnings from continuing operations before income taxes	$473.2	$440.6	$32.6	7%	$914.5	$822.1	$92.4	11%

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

Employer Services

Revenues

Employer Services’ revenues increased $89.8 million, or 6%, to $1,645.6 million for the three months ended December 31, 2008 due to new business started in the period and the impact of pricing increases, which contributed approximately 2% to our revenue growth for the three months ended December 31, 2008. These increases were partially offset by a decrease of 0.3 percentage points in our worldwide client retention for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. In addition, the number of employees on our clients’ payrolls, “pays per control,” decreased 0.6% for the three months ended December 31, 2008 in the United States. “Pays per control” represents a same-store sales metric for a subset of our clients comprised of approximately 141,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 6% for the three months ended December 31, 2008. Revenue from our traditional payroll and payroll tax filing business grew 3% for the three months ended December 31, 2008. Revenues from our “beyond payroll” services increased 10% for the three months ended December 31, 2008 due to an increase in our Time and Labor Management services revenues.  The increase in revenues from our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

Employer Services’ revenues increased $208.5 million, or 7%, to $3,212.0 million for the six months ended December 31, 2008 due to new business started in the period and the impact of pricing increases, which contributed approximately 2% to our revenue growth for the six months ended December 31, 2008. These increases were partially offset by a decrease of 0.5 percentage points in our worldwide client retention for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. In addition, the number of employees on our clients’ payrolls, “pays per control,” decreased 0.1% for the six months ended December 31, 2008 in the United States. “Pays per control” represents a same-store sales metric for a subset of our clients comprised of approximately 141,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 7% for the six months ended December 31, 2008. Revenue from our traditional payroll and payroll tax filing business grew 4% for the six months ended December 31, 2008. Revenues from our “beyond payroll” services increased 12% for the six months ended December 31, 2008 due to an increase in our Time and Labor Management services revenues. The increase in revenues from our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment decreased $2.3 million and increased $3.8 million for the three and six months ended December 31, 2008, respectively. These changes were due to fluctuations in the average client funds balances. The average client funds balances were $13.9 billion and $14.1 billion for the three months ended December 31, 2008 and 2007, respectively, representing a decrease of 1%, and $13.9 billion and $13.7 billion for the six months ended December 31, 2008 and 2007, respectively, representing an increase of 1%.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $48.9 million, or 13%, to $431.8 million for the three months ended December 31, 2008. Earnings from continuing operations before income taxes for the three months ended December 31, 2008 grew at a faster rate than revenues due to the improvement in margins from the leveraging of our expense structure with increased revenues and slower growth in selling expenses as compared to revenues due to decreases in sales. This was offset, in part, by higher operating expenses from the increase of $20.2 million in compensation expenses for implementation and service personnel.

Earnings from continuing operations before income taxes increased $98.1 million, or 14%, to $801.2 million for the six months ended December 31, 2008. Earnings from continuing operations before income taxes for the six months ended December 31, 2008 grew at a faster rate than revenues due to the improvement in margins from the leveraging of our expense structure with increased revenues and slower growth in selling expenses as compared to revenues due to decreases in sales. This was offset, in part, by higher operating expenses from the increase of $40.0 million in compensation expenses for implementation and service personnel.

PEO Services

Revenues

PEO Services’ revenues increased $34.3 million, or 14%, to $285.4 million for the three months ended December 31, 2008 due to a 13% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to new client sales, improved client retention and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $29.9 million, or 20%, for the three months ended December 31, 2008, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $5.0 million, or 9%, for the three months ended December 31, 2008, due to the increase in the number of average worksite employees.

PEO Services’ revenues increased $77.9 million, or 16%, to $564.7 million for the six months ended December 31, 2008, due to a 14% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to new client sales, improved client retention and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $63.2 million, or 22%, for the six months ended December 31, 2008, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $11.8 million, or 12%, for the six months ended December 31, 2008, due to the increase in the number of average worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.3 million and $0.7 million for the three and six months ended December 31, 2008, respectively, due to the increase in the average client funds balances as a result of increased PEO Services new business and growth in our existing client base. The average client funds balances were $0.2 billion for each of the three and six months ended December 31, 2008 and 2007.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $3.7 million, or 14%, to $30.1 million for the three months ended December 31, 2008. This increase was due to the $34.3 million increase in revenues offset by an increase in certain costs. As compared to the prior year, our cost of providing benefits to worksite employees increased $29.6 million and our expenses associated with new business sales increased $1.5 million as a result of growth in our salesforce.

Earnings from continuing operations before income taxes increased $7.0 million, or 14%, to $58.4 million for the six months ended December 31, 2008. This increase is due to the $77.9 million increase in revenues offset by an increase in certain costs. As compared to the prior year, our cost of providing benefits to worksite employees increased $62.6 million and our expenses associated with new business sales increased $3.9 million as a result of growth in our salesforce.

Dealer Services

Revenues

Dealer Services’ revenues decreased $4.5 million, or 1%, to $342.7 million, for the three months ended December 31, 2008. Internal revenue declined approximately 1% for the three months ended December 31, 2008. Revenues decreased for our dealer business systems in North America by $8.3 million, to $243.4 million, for the three months ended December 31, 2008, which was partially offset by an increase in international revenues of $3.8 million for the quarter. The decrease in North American revenues can be attributed to client losses and cancellation of services due to the consolidation and closing of dealerships and continued pressure on dealerships to reduce costs, which resulted in a decrease to revenue of $18.3 million for the three months ended December 31, 2008. In addition, revenues decreased $6.0 million for the three months ended December 31, 2008 due to lower Credit Check, Laser, and Computerized Vehicle Registration (“CVR”) transaction volume and $6.4 million due to a decrease in revenues from consulting services and forms and supplies sales. These decreases in North America were offset by a $22.4 million increase in revenues from new clients and growth in key products during the quarter. The growth in key products was driven by increased users for Application Service Provider managed services, growth in our Digital Marketing initiatives and new network and hosted IP Telephony installations. The increase in international revenues can be attributed to $2.7 million of growth in our Asian markets.

Dealer Services’ revenues increased $2.7 million, to $681.6 million, for the six months ended December 31, 2008. Internal revenue remained flat for the six months ended December 31, 2008. Revenues increased due to international growth of $9.2 million, offset by a decrease for our dealer business systems in North America of $6.5 million, to $495.6 million for the six months ended December 31, 2008. The decrease in North American revenues can be attributed to client losses and cancellation of services due to the consolidation and closing of dealerships and continued pressure on dealerships to reduce costs, which resulted in a decrease to revenue of $34.5 million for the six months ended December 31, 2008. In addition, revenues decreased $7.1 million for the six months ended December 31, 2008 due to lower Credit Check, Laser, and CVR transaction volume and $7.0 million due to a decrease in revenues from consulting services and forms and supplies sales. These decreases in North America were offset by a $42.2 million in revenues from new clients and growth in our key products during the quarter. The growth in our key products was driven by increased users for Application Service Provider managed services, growth in our Digital Marketing initiatives and new network and hosted IP Telephony installations. The international growth includes a $3.4 million increase in revenues from our acquisitions completed during the fiscal year ended June 30, 2008 and $6.4 million of growth in our Asian markets.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $0.4 million, or 1%, to $57.4 million for the three months ended December 31, 2008 due to the decrease of $4.5 million in revenues discussed above, offset by a corresponding $4.9 million decrease in expenses due to global cost containment initiatives.

Earnings from continuing operations before income taxes increased $1.7 million, or 2%, to $109.2 million for the six months ended December 31, 2008 due to the increase in revenues discussed above. This increase in revenues was offset by a corresponding increase in expenses of $1.0 million due to a $2.2 million increase attributable to higher headcount to support growth markets, which was offset by global cost containment initiatives.

Other

The primary components of “Other” are miscellaneous processing services and corporate allocations and expenses, including stock-based compensation expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The global financial markets have been and continue to be volatile. Despite this on-going volatility in the credit markets, we believe that our liquidity position remains strong. We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations. However, it is not possible to predict the impact of future events on our financial results or liquidity.

At December 31, 2008, cash and marketable securities were $1,452.6 million, stockholders’ equity was $4,837.7 million and the ratio of long-term debt-to-equity was 1.1%. At December 31, 2008, working capital before funds held for clients and client funds obligations was $1,242.6 million as compared to $1,343.1 million at June 30, 2008. This decrease is due to the use of cash to repurchase common stock and due to the use of cash for dividend payments, partially offset by cash generated from operations.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the six months ended December 31, 2008, and we held approximately $1.3 billion of cash and approximately $0.1 billion of marketable securities at December 31, 2008. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $681.6 million for the six months ended December 31, 2008, as compared to $597.3 million for the comparable period in the prior fiscal year. The increase in net cash flows provided by operating activities was due to the $46.3 million increase in the net earnings from continuing operations. In addition, the increase in net cash flows provided by operating activities was due to the $49.0 million decrease in pension plan contributions as compared to the prior year and an increase of $213.1 million related to accrued expenses and other liabilities due to the timing of payments. These increases in net cash flows provided by operating activities were partially offset by a $200.2 million increase in accounts receivable due to the timing of cash collections.

Net cash flows used in investing activities were $9,715.4 million for the six months ended December 31, 2008, as compared to $609.3 million for the comparable period in the prior fiscal year. The increase in net cash flows used in investing activities of $9,106.1 million was due to the timing of receipts and payments of cash and cash equivalents held to satisfy client funds obligations that resulted in a decrease in cash flows of $9,563.1 million and proceeds from the sale of businesses during the six months ended December 31, 2008 that resulted in a decrease in cash flows of $102.7 million. In addition, there was a reclassification from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below. The proceeds received related to the Reserve Fund have been included in proceeds from the sales and maturities of corporate and client funds marketable securities. These decreases in cash flows were partially offset by a decrease in cash paid for acquisitions of $73.2 million, cash received from the sale of property, plant and equipment of $19.9 million and the timing of purchases of and proceeds from the sales or maturities of marketable securities that resulted in an increase in cash flows of $664.5 million.

Net cash flows provided by financing activities for the six months ended December 31, 2008 were $9,497.5 million, compared to net cash flows used in financing activities for the six months ended December 31, 2007 of $469.4 million. The increase in net cash flows of financing activities of $9,966.9 million was due to the net change in the client funds obligations of $9,620.6 million as a result of timing of cash received and payments made related to client funds and a decrease in the repurchases of common stock of $430.2 million. We purchased 10.6 million shares of our common stock at an average price per share of $40.81 during the six months ended December 31, 2008. Such increases in cash flows of financing activities were partially offset by an increase in dividends paid of $46.9 million and a decrease in the proceeds from stock purchase plan and exercises of stock options of $31.4 million.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2008 and June 30, 2008, there was no commercial paper outstanding. For the three months ended December 31, 2008 and 2007, we had average borrowings of $2.5 billion and $2.1 billion, respectively, at a weighted average interest rate of 0.7% and 4.6%, respectively. For the six months ended December 31, 2008 and 2007, we had average borrowings of $2.4 billion and $2.0 billion, respectively at a weighted average interest rate of 1.4% and 4.9%, respectively. The weighted average maturity of our commercial paper during the three and six months ended December 31, 2008 and 2007 was less than two days. We continued to have full access to our U.S. short-term commercial paper program and have successfully borrowed on an as needed basis to meet short-term funding requirements related to client funds obligations.

On October 7, 2008, the Federal Reserve Board announced the creation of the Commercial Paper Funding Facility (“CPFF”). The CPFF provides a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from issuers. U.S. issuers that have a commercial paper rating of A1/P1/F1 by a major rating agency can participate in the CPFF. Based upon its ratings, ADP is eligible to participate in the program up to a maximum amount of $5.8 billion. The CPFF will purchase three-month commercial paper from eligible participants until April 30, 2009. We have not applied to participate in the CPFF, but may elect to do so in the future.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2008, the Company had no obligation outstanding related to reverse repurchase agreements. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to a reverse repurchase agreement that matured on July 2, 2008 and was repaid. For the three months ended December 31, 2008 and 2007, we had average outstanding balances under reverse repurchase agreements of $617.4 million and $285.8 million, respectively, at a weighted average interest rate of 1.1% and 4.4%, respectively. For the six months ended December 31, 2008 and 2007, we had average outstanding balances under reverse repurchase agreements of $578.5 million and $314.7 million, respectively, at a weighted average interest rate of 1.8% and 4.5%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client fund obligations.

In addition, we have a $2.25 billion credit facility, a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2009, June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2008 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.0 billion available to us under the revolving credit agreements.

Our investment portfolios do not contain any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, collateralized debt obligations (CDOs), collateralized loan obligations (CLOs), credit default swaps, auction rate securities, structured investment vehicles or non-investment-grade fixed income securities. We mitigate credit risk by investing in only investment-grade bonds. We own senior tranches of AAA-rated fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own AAA-rated mortgage-backed securities which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

We have an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. We expect distributions will occur as the Reserve Fund’s assets mature or are sold. At September 30, 2008, we reclassified $211.1 million of our investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, we have reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for the six months ended December 31, 2008 as reclassification from cash equivalents to short-term marketable securities. During the six months ended December 31, 2008, we recorded a $3.3 million loss to Other income, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the fund. As of December 31, 2008, we received approximately $174.0 million in distributions from the Reserve Fund. We cannot predict the exact amount that we expect to receive as a result of the additional distributions from the fund or if we will receive any additional interest income on the carrying value of our holdings. As such, we cannot predict whether there will be any further impact to our Statement of Consolidated Earnings as a result of the fund’s distributions.

We evaluate unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. During the three months ended December 31, 2008, there were no other-than-temporary losses recorded for securities held as of December 31, 2008. During the six months ended December 31, 2008, we recorded $4.6 million in other-than-temporary losses, including $3.3 million of losses related to the Reserve Fund. As of December 31, 2008, with the exception of such realized losses recorded during the six months ended December 31, 2008, we determined that none of the unrealized losses were other-than-temporary.

For the six months ended December 31, 2008, capital expenditures for continuing operations were $83.1 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2009 are expected to be approximately $200 million, compared to $186.4 million in the fiscal year ended June 30, 2008.

We have not updated the table that provides a summary of our contractual obligations as of December 31, 2008 that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as we were unable to make reasonably reliable estimates as to the period in which cash was expected to be paid related to the unrecognized tax benefits. Net cash payments expected to be paid within the next 12 months, related to the unrecognized tax benefits of $411.9 million at December 31, 2008, may be up to $110 million.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At December 31, 2008, approximately 87% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Average investment balances at cost:
Corporate investments	$4,453.4	$3,764.9	$4,460.3	$3,786.4
Funds held for clients	14,133.2	14,311.8	14,078.2	13,882.2
Total	$18,586.6	$18,076.7	$18,538.5	$17,668.6

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	3.9%	4.6%	4.0%	4.6%
Funds held for clients	4.2%	4.5%	4.3%	4.6%
Total	4.1%	4.5%	4.2%	4.6%

Realized gains on available-for-sale securities	$1.5	$0.8	$2.6	$5.4
Realized losses on available-for-sale securities	(9.0)	(0.7)	(10.9)	(5.3)
Net realized (losses)/gains on available-for-sale securities	$(7.5)	$0.1	$(8.3)	$0.1

	December 31,	June 30,
	2008	2008
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$193.7	$142.1
Total available-for-sale securities at fair value	$15,268.7	$15,066.4

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. Our average interest rates earned on our entire portfolio decreased by 40 basis points, from 4.5% for the three months ended December 31, 2007 to 4.1% for the three months ended December 31, 2008 and decreased 40 basis points, from 4.6% for the six months ended December 31, 2007 to 4.2% for the six months ended December 31, 2008. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2009. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $2 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2009.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At December 31, 2008, approximately 85% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for trading purposes. There were no derivative financial instruments outstanding during the three and six months ended December 31, 2008 and 2007.

Income Taxes

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota, New York and New Jersey. The tax years under examination vary by jurisdiction. The Company expects an IRS examination for the fiscal year ended June 30, 1998 through the fiscal year ended June 30, 2007 to be completed during the fiscal year ending June 30, 2009. The Company is also under examination by the following jurisdictions: California for fiscal years ended June 30, 2004 and June 30, 2005; Illinois for fiscal years ended June 30, 2004 and June 30, 2005; Minnesota for fiscal years ended June 30, 1998 through June 30, 2004; New York City for fiscal years ended June 30, 2003 through June 30, 2007 and New Jersey for fiscal years ended June 30, 2002 through June 30, 2006. Canada has notified the Company that it will begin a joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 in the fiscal year ending June 30, 2009. The Province of Alberta has notified the Company that they will examine the 2007 tax return in the fiscal year ending June 30, 2009. France has begun an audit of the fiscal year ended June 30, 2006 through the fiscal year ended June 30, 2008 The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. Once established, reserves are adjusted when there is more information available, when an event occurs necessitating a change to the reserves or when the statute of limitations for the relevant taxing authority to examine the tax position has expired. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate.

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted. We do not anticipate the adoption of this FSP will have a material impact on our results of operations, cash flows or financial condition.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FSP EITF 03-6-1. We determined the adoption of FSP EITF 03-6-1 will not have a material impact on our consolidated results of operations or financial condition.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations that we may complete on or after July 1, 2009. We cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on our results of operations and financial condition as the impact depends solely on whether we complete any business combinations after July 1, 2009 and the terms of such transactions.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. On July 1, 2008, we adopted EITF 06-11 and the adoption did not have a material impact on our consolidated results of operations, cash flows or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on our consolidated results of operations, cash flows or financial condition (see Note 8). We will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and we are currently evaluating the impact, if any, on our consolidated results of operations, cash flows or financial condition.

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

Level 1	Fair value is determined based upon closing prices for identical instruments that are traded on active exchanges.
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

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of our Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. Over 99% of our Level 2 investments are valued utilizing inputs obtained from a pricing service. We review the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations form at least one other observable source. We have not adjusted the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 3.

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

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three and six months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)

October 1, 2008 to October 31, 2008	1,128,549	$39.70	1,124,300	54,273,533

November 1, 2008 to November 30, 2008	1,800,872	$35.67	1,800,000	52,473,533

December 1, 2008 to December 31, 2008	2,201,010	$38.04	2,200,000	50,273,533

Total	5,130,431		5,124,300

(1) During the six months ended December 31, 2008, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 4,249 shares during October 2008, 872 shares during November 2008 and 1,010 shares during December 2008 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2) In March 2001, the Company received the Board of Directors’ approval to repurchase up to 50 million shares of our common stock. In November 2002, November 2005, August 2006, and August 2008 we received the Board of Directors’ approval to repurchase an additional 35 million, 50 million, 50 million and 50 million shares, respectively, of the Company’s common stock. There is no expiration date for the common stock repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of the Stockholders was held on November 11, 2008. There were present at the meeting, either in person or by proxy, holders of 431,997,359 shares of common stock. The following nominees were elected to the Company’s Board of Directors to hold office for the ensuing year. The votes cast for each nominee were as follows:

Nominee	For	Withheld

Gregory D. Brenneman	424,999,745	6,997,614
Leslie A. Brun	426,704,793	5,292,566
Gary C. Butler	429,768,697	2,228,662
Leon G. Cooperman	427,400,133	4,597,226
Eric C. Fast	429,919,204	2,078,155
R. Glenn Hubbard	420,491,141	11,506,218
John P. Jones	426,566,665	5,430,694
Frederic V. Malek	427,536,982	4,460,377
Charles H. Noski	427,196,847	4,800,512
Sharon T. Rowlands	430,036,635	1,960,724
Gregory L. Summe	423,174,086	8,823,273
Henry Taub	429,612,915	2,384,444

The results of the voting on a proposal to approve the 2008 Omnibus Award Plan were as follows:

For	Against	Abstained
331,396,756	30,947,060	1,296,588

Broker Non-Vote
68,356,955

The results of the voting to ratify the appointment of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year that began on July 1, 2008 were as follows:

For	Against	Abstained
426,762,379	4,273,529	961,451

Item 6. Exhibits.

Exhibit Number	Exhibit

10.26	2008 Omnibus Award Plan – incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008

10.27	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non-Employee Directors) used on November 11, 2008

10.28	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non-Employee Directors) for grants after November 11, 2008

10.29	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees)

10.30	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees)

10.31	Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan

31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: February 9, 2009	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)