Form 10-Q
period 2009-03-31
AUTOMATIC DATA PROCESSING INC
filed 2009-05-08
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________
FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 501,642,166.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,884.1	$1,931.0	$5,409.1	$5,273.4
Interest on funds held for clients	164.3	198.5	463.5	515.0
PEO revenues (A)	326.3	297.7	886.8	780.9
TOTAL REVENUES	2,374.7	2,427.2	6,759.4	6,569.3

EXPENSES:
Costs of revenues:
Operating expenses	1,039.8	1,033.5	3,093.9	2,921.6
Systems development and programming costs	118.8	132.0	372.2	385.1
Depreciation and amortization	60.0	58.9	176.7	177.9
TOTAL COSTS OF REVENUES	1,218.6	1,224.4	3,642.8	3,484.6

Selling, general and administrative expenses	520.4	585.3	1,620.2	1,673.4
Interest expense	2.5	7.9	29.8	68.0
TOTAL EXPENSES	1,741.5	1,817.6	5,292.8	5,226.0

Other expense (income), net	4.1	(25.9)	(77.1)	(114.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	629.1	635.5	1,543.7	1,457.5

Provision for income taxes	226.6	231.9	562.7	521.8

NET EARNINGS FROM CONTINUING OPERATIONS	$402.5	$403.6	$981.0	$935.7

Earnings (loss) from discontinued operations, net of provision for income taxes of $0.9 for the three months ended March 31, 2008, and $1.0 and $31.7 for the nine months ended March 31, 2009 and 2008, respectively	—	10.0	(1.0)	66.5

NET EARNINGS	$402.5	$413.6	$980.0	$1,002.2

Basic Earnings Per Share from Continuing Operations	$0.80	$0.78	$1.95	$1.79
Basic Earnings Per Share from Discontinued Operations	—	0.02	—	0.13
BASIC EARNINGS PER SHARE	$0.80	$0.80	$1.94	$1.91

Diluted Earnings Per Share from Continuing Operations	$0.80	$0.77	$1.93	$1.77
Diluted Earnings Per Share from Discontinued Operations	—	0.02	—	0.13
DILUTED EARNINGS PER SHARE	$0.80	$0.79	$1.93	$1.89

Basic weighted average shares outstanding	501.2	519.8	504.0	524.0
Diluted weighted average shares outstanding	502.4	523.2	507.0	529.9

Dividends declared per common share	$0.3300	$0.2900	$0.9500	$0.8100

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $3,359.8 and $3,043.9 for the three months ended March 31, 2009 and 2008, respectively, and $9,441.8 and $8,413.0 for the nine months ended March 31, 2009 and 2008, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)

(Unaudited)

	March 31,	June 30,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$1,363.4	$917.5
Short-term marketable securities	32.5	666.3
Accounts receivable, net	1,043.8	1,034.6
Other current assets	780.3	771.6
Assets held for sale	12.1	—
Total current assets before funds held for clients	3,232.1	3,390.0
Funds held for clients	21,250.1	15,418.9
Total current assets	24,482.2	18,808.9
Long-term marketable securities (A)	77.7	76.5
Long-term receivables, net	184.6	234.0
Property, plant and equipment, net	715.5	742.9
Other assets	865.8	808.3
Goodwill	2,269.9	2,426.7
Intangible assets, net	578.7	637.1
Total assets	$29,174.4	$23,734.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$99.2	$126.9
Accrued expenses and other current liabilities	637.8	668.1
Accrued payroll and payroll-related expenses	417.2	479.4
Dividends payable	162.1	145.7
Short-term deferred revenues	326.3	356.1
Obligation under reverse repurchase agreement	—	11.8
Income taxes payable	214.7	258.9
Total current liabilities before client funds obligations	1,857.3	2,046.9
Client funds obligations	21,007.4	15,294.7
Total current liabilities	22,864.7	17,341.6
Long-term debt	43.1	52.1
Other liabilities	588.0	587.9
Deferred income taxes	198.8	170.0
Long-term deferred revenues	487.3	495.6
Total liabilities	24,181.9	18,647.2

Stockholders’ equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7 shares at March 31, 2009 and June 30, 2008;	63.9	63.9
Capital in excess of par value	511.9	522.0
Retained earnings	10,529.4	10,029.8
Treasury stock - at cost: 137.1 and 128.4 shares at March 31, 2009 and June 30, 2008, respectively	(6,137.7)	(5,804.7)
Accumulated other comprehensive income	25.0	276.2
Total stockholders’ equity	4,992.5	5,087.2
Total liabilities and stockholders’ equity	$29,174.4	$23,734.4

(A)	As of June 30, 2008, long-term marketable securities included $11.7 of securities pledged as collateral under a reverse repurchase agreement entered into by the Company (see Note 12).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net earnings	$980.0	$1,002.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	228.8	246.2
Deferred income taxes	(29.1)	3.1
Stock-based compensation expense	85.5	94.8
Net pension expense	25.1	28.8
Net realized loss (gain) from the sales of marketable securities	14.9	(0.5)
Net amortization of premiums and accretion of discounts on available-for-sale securities	43.5	29.5
Gain on sale of assets held for sale	(2.2)	—
Loss (gain) on sale of discontinued businesses, net of tax	1.0	(66.5)
Other	(3.3)	70.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(146.1)	(127.1)
Increase in other assets	(43.5)	(43.8)
Decrease in accounts payable	(37.8)	(16.2)
Increase in accrued expenses and other liabilities	18.3	77.6
Net cash flows provided by operating activities	1,135.1	1,298.6

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,256.0)	(4,783.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,251.7	3,455.7
Net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	(5,246.7)	(3,809.7)
Capital expenditures	(112.4)	(127.0)
Additions to intangibles	(63.8)	(67.7)
Acquisitions of businesses, net of cash acquired	(26.4)	(90.4)
Reclassification from cash and cash equivalents to short-term marketable securities	(211.1)	—
Other	7.2	18.2
Proceeds from the sale of property, plant and equipment	19.9	—
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	—	112.4
Net cash flows used in investing activities	(5,637.6)	(5,292.1)

Cash Flows from Financing Activities:
Net increase in client funds obligations	6,012.9	5,175.2
Proceeds from issuance of debt	12.5	21.2
Payments of debt	(21.5)	(9.7)
Net purchases of reverse repurchase agreements	(11.8)	—
Repurchases of common stock	(580.4)	(1,111.7)
Proceeds from stock purchase plan and exercises of stock options	75.1	170.3
Dividends paid	(463.9)	(401.4)
Net cash flows provided by financing activities	5,022.9	3,843.9

Effect of exchange rate changes on cash and cash equivalents	(74.5)	33.5

Net change in cash and cash equivalents	445.9	(116.1)

Cash and cash equivalents of continuing operations, beginning of period	917.5	1,746.1
Cash and cash equivalents of discontinued operations, beginning of period	—	14.7

Cash and cash equivalents, end of period	1,363.4	1,644.7

Less cash and cash equivalents of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$1,363.4	$1,644.7

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2008 (“fiscal 2008”). The results of operations for the three and nine months ended March 31, 2009 may not be indicative of the results to be expected for the fiscal year ending June 30, 2009 (“fiscal 2009”).

Note 2. New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities by requiring a company to assess whether it is probable that it will not be able to recover the cost basis of a security utilizing several factors, including the length of time and the extent to which fair value has been less than the cost basis, adverse conditions related to a particular security and volatility of a particular security. FSP FAS 115-2 and FAS 124-2 also requires that an other-than-temporary impairment charge for debt securities be recorded in earnings if it is more-likely-than-not that the entity will sell or be required to sell a security before anticipated recovery of the cost basis. In addition, if any portion of a decline in fair value below the cost basis of a security is related to credit losses, such amount should be recorded in earnings. Lastly, FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities to all interim and annual periods. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted. The Company does not anticipate the adoption of this FSP will have a material impact on its results of operations, cash flows or financial condition.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FSP EITF 03-6-1. The Company determined the adoption of FSP EITF 03-6-1 will not have a material impact on its results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R and FSP FAS 141(R)-1 will impact business combinations that may be completed by the Company on or after July 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R and FSP FAS 141(R)-1 will have a material impact on its results of operations and financial condition as the impact depends solely on whether the Company completes any business combinations after July 1, 2009 and the terms of such transactions.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. On July 1, 2008, the Company adopted EITF 06-11 and the adoption did not have a material impact on its results of operations, cash flows or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. On July 1, 2008, the Company adopted SFAS No. 159 and elected not to apply the fair value option to any financial instruments that were not already recognized at fair value. As such, the adoption of SFAS No. 159 did not have an impact on the Company’s results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition (see Note 8). The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and the Company is currently evaluating the impact, if any, on the Company’s results of operations, cash flows or financial condition.

Note 3. Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Stock Purchase Plan Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended March 31,

2009
Net earnings from continuing operations	$402.5	$—	$—	$—	$402.5
Weighted average shares (in millions)	501.2	0.8	—	0.4	502.4
EPS from continuing operations	$0.80				$0.80

2008
Net earnings from continuing operations	$403.6	$—	$—	$—	$403.6
Weighted average shares (in millions)	519.8	2.3	—	1.1	523.2
EPS from continuing operations	$0.78				$0.77

Nine months ended March 31,

2009
Net earnings from continuing operations	$981.0	$—	$—	$—	$981.0
Weighted average shares (in millions)	504.0	1.5	—	1.5	507.0
EPS from continuing operations	$1.95				$1.93

2008
Net earnings from continuing operations	$935.7	$—	$—	$—	$935.7
Weighted average shares (in millions)	524.0	4.5	0.4	1.0	529.9
EPS from continuing operations	$1.79				$1.77

Options to purchase 35.9 million and 24.3 million shares of common stock for the three months ended March 31, 2009 and 2008, respectively, and 29.6 million and 12.8 million shares of common stock for the nine months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 4. Other Expense (Income), net

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest income on corporate funds	$(16.9)	$(25.0)	$(106.4)	$(112.0)
Realized gains on available-for-sale securities	(2.8)	(3.4)	(5.4)	(8.8)
Realized losses on available-for-sale securities	9.4	3.0	20.3	8.3
Other, net	14.4	(0.5)	14.4	(1.7)

Other expense (income), net	$4.1	$(25.9)	$(77.1)	$(114.2)

Proceeds from sales and maturities of available-for-sale securities were $2,251.7 million and $3,455.7 million for the nine months ended March 31, 2009 and 2008, respectively.

On March 30, 2007, the Company completed the tax-free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. (“Broadridge”). The Company has an outsourcing agreement with Broadridge pursuant to which the Company will continue to provide data center outsourcing, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as had been provided pre-spin. As a result of the outsourcing agreement, the Company recognized income of $26.0 million and $27.0 million for the three months ended March 31, 2009 and 2008, respectively, which is offset by expenses directly associated with providing such services of $25.5 million and $26.5 million, respectively, both of which were recorded in other expense (income), net, on the Statements of Consolidated Earnings. The Company recognized income of $77.8 million and $79.8 million for the nine months ended March 31, 2009 and 2008, respectively, which is offset by expenses directly associated with providing such services of $76.1 million and $78.1 million, respectively, both of which were recorded in other expense (income), net, on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.7 million and $9.7 million as of March 31, 2009 and June 30, 2008, respectively.

In December 2008, the Company sold a building and, as a result, recorded a gain of $2.2 million in other expense (income), net, on the Statements of Consolidated Earnings. Such building was previously reported in assets held for sale on the Consolidated Balance Sheets.

During the three and nine months ended March 31, 2009, the Company recorded a $15.0 million and $18.3 million loss, respectively, to other expense (income), net on the Statements of Consolidated Earnings related to the Primary Fund of the Reserve Fund (the “Reserve Fund”). Refer to Note 7 for additional information related to the Reserve Fund.

Note 5. Acquisitions

The Company acquired one business during the nine months ended March 31, 2009 for approximately $28.1 million, which includes $8.9 million in accrued contingent payments expected to be paid in future periods and which is net of cash acquired. This acquisition resulted in approximately $26.6 million of goodwill. Intangible assets acquired, which totaled approximately $8.5 million, consisted primarily of customer contracts and lists and software that are being amortized over a weighted average life of approximately 9 years. The acquisition was not material to the Company’s results of operations, financial position or cash flows.

The Company made $7.2 million of contingent payments relating to previously consummated acquisitions during the nine months ended March 31, 2009.

Note 6. Divestitures

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116.0 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented. During the three and nine months ended March 31, 2008, the Company reported a gain of $7.2 million, or $4.9 million after taxes, and $95.7 million, or $62.1 million after taxes, respectively, within earnings (loss) from discontinued operations on the Statements of Consolidated Earnings.

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus an additional earn-out payment if certain revenue targets are achieved. The Company has classified the results of this business as discontinued operations for all periods presented. In March 2008, the Company received a payment of $2.5 million, which represented a purchase price adjustment for the sale of Sandy Corporation. As a result, the Company recorded an additional gain of $2.5 million, or $1.6 million, net of tax, within earnings from discontinued operations during the three and nine months ended March 31, 2008. During the three and nine months ended March 31, 2008, the Company also recorded a net gain of $3.5 million and $2.8 million, net of tax, respectively, within earnings (loss) from discontinued operations related to a change in estimated taxes on the divestiture of businesses, partially offset by professional fees incurred in connection with the divestitures of businesses.

During the nine months ended March 31, 2009, the Company recorded charges of $1.0 million within earnings from discontinued operations on the Statements of Consolidated Earnings related to a change in estimated taxes on the divestitures of businesses.

There were no assets or liabilities of discontinued operations as of March 31, 2009 or June 30, 2008.

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2009 and June 30, 2008 are as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$7,685.2	$—	$—	$7,685.2
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	5,604.3	299.0	(0.5)	5,902.8
Corporate bonds	4,913.2	82.3	(139.3)	4,856.2
Asset-backed securities	1,570.7	20.6	(15.9)	1,575.4
Canadian government obligations and Canadian government agency obligations	822.5	49.5	—	872.0
Other securities	1,878.3	50.5	(96.7)	1,832.1

Total available-for-sale securities	14,789.0	501.9	(252.4)	15,038.5

Total corporate investments and funds held for clients	$22,474.2	$501.9	$(252.4)	$22,723.7

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$2,012.8	$—	$—	$2,012.8
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,138.5	109.6	(14.2)	6,233.9
Corporate bonds	4,343.5	42.0	(28.8)	4,356.7
Asset-backed securities	1,821.8	18.4	(3.7)	1,836.5
Canadian government obligations and Canadian government agency obligations	1,009.1	15.1	(0.5)	1,023.7
Other securities	1,611.4	21.9	(17.7)	1,615.6

Total available-for-sale securities	14,924.3	207.0	(64.9)	15,066.4

Total corporate investments and funds held for clients	$16,937.1	$207.0	$(64.9)	$17,079.2

At March 31, 2009, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with fair values of $2,145.4 million, $1,472.3 million and $1,467.5 million, respectively. At June 30, 2008, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Fannie Mae and Freddie Mac with fair values of $2,344.7 million, $1,471.3 million and $1,611.2 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that carries a credit rating of AAA and has maturities ranging from April 2009 through February 2019.

At March 31, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $803.7 million, $394.3 million, $280.7 million, $52.4 million and $44.3 million, respectively. At June 30, 2008, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $954.8 million, $448.1 million, $315.9 million, $55.3 million and $62.4 million, respectively. These securities are collateralized by the cash flows of the underlying pool of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through March 31, 2009.

At March 31, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $732.3 million, municipal bonds of $461.3 million, AAA rated mortgage-backed securities of $197.1 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $158.3 million, corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $148.4 million and supranational bonds of $80.4 million. At June 30, 2008, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $737.3 million, municipal bonds of $423.5 million, AAA rated mortgage-backed securities of $186.7 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $153.0 million and supranational bonds of $57.1 million. The Company’s AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2009	2008

Corporate investments:
Cash and cash equivalents	$1,363.4	$917.5
Short-term marketable securities	32.5	666.3
Long-term marketable securities	77.7	76.5
Total corporate investments	$1,473.6	$1,660.3

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2009	2008

Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$6,160.3	$955.7
Restricted short-term marketable securities held to satisfy client funds obligations	2,521.1	1,666.7
Restricted long-term marketable securities held to satisfy client funds obligations	12,407.2	12,656.9
Other restricted assets held to satisfy client funds obligations	161.5	139.6
Total funds held for clients	$21,250.1	$15,418.9

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $21,007.4 million and $15,294.7 million as of March 31, 2009 and June 30, 2008, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within “net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations” in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within “net increase in client funds obligations” in the financing section of the Statements of Consolidated Cash Flows.

At March 31, 2009, approximately 82% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at March 31, 2009 with the exception of the Reserve Fund investment discussed below.

Expected maturities of available-for-sale securities at March 31, 2009 are as follows:

Due in one year or less	$2,553.6
Due after one year to two years	2,836.5
Due after two years to three years	3,462.9
Due after three years to four years	3,410.9
Due after four years	2,774.6

Total available-for-sale securities	$15,038.5

The Company has an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. At September 30, 2008, the Company reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for the nine months ended March 31, 2009 as reclassification from cash equivalents to short-term marketable securities.

On February 26, 2009, the Board of Trustees of the Reserve Fund announced their decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment.

During the three and nine months ended March 31, 2009, the Company recorded a $15.0 million and $18.3 million loss to other expense (income), net, respectively, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the fund. The $15.0 million loss recorded during the three months ended March 31, 2009 was recorded as a result of the Reserve Fund’s announcement and the likelihood that the Company will not receive distributions for its pro-rata share of the amount that the Reserve Fund set aside in the special reserve. As the Reserve Fund may increase or decrease this special reserve as further information becomes available, the total amount of distributions the Company will ultimately receive may increase or decrease.

As of March 31, 2009, the Company received approximately $188.6 million in distributions from the Reserve Fund. On April 17, 2009, the Company received an additional $9.9 million in distributions from the Reserve Fund. Subsequent to the distributions received from the Reserve Fund and the charges recorded during the three and nine months ended March 31, 2009, the Company has a remaining balance of $3.9 million in short-term marketable securities related to the Reserve Fund.

The Company evaluates unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. During the three months ended March 31, 2009, the Company recorded $17.4 million in other-than-temporary losses for securities held at March 31, 2009, including $15.0 million of losses related to the Reserve Fund. During the nine months ended March 31, 2009, the Company recorded $20.7 million of other-than-temporary losses for securities held at March 31, 2009, including $18.3 million of losses related to the Reserve Fund. As of March 31, 2009, with the exception of such realized losses recorded during the three and nine months ended March 31, 2009, the Company determined that none of the unrealized losses were other-than-temporary.

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

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2009. Included in the table are available-for-sale securities within corporate investments of $110.2 million and funds held for clients of $14,928.3 million. Refer to Note 7 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of U.S. government agencies	$—	$5,902.8	$—	$5,902.8
Corporate bonds	—	4,856.2	—	4,856.2
Asset-backed securities	—	1,575.4	—	1,575.4
Canadian government obligations and Canadian government agency obligations	—	872.0	—	872.0
Other securities	7.1	1,825.0	—	1,832.1
Total available-for-sale securities	$7.1	$15,031.4	$—	$15,038.5

Note 9. Allowance for Doubtful Accounts

Accounts receivable is net of an allowance for doubtful accounts of $46.8 million and $38.4 million at March 31, 2009 and June 30, 2008, respectively.

Note 10. Assets Held for Sale

During the nine months ended March 31, 2009, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets.

In December 2008, the Company sold one of the buildings and realized a gain of $2.2 million in other expense (income), net. The Company intends to complete the sale of the remaining two buildings by the end of calendar year 2009.

At March 31, 2009, the Company had $12.1 million classified as assets held for sale on the Consolidated Balance Sheets.

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2009 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2008	$1,615.7	$4.8	$806.2	$2,426.7
Additions and other adjustments, net	(1.5)	—	36.0	34.5
Currency translation adjustments	(80.5)	—	(110.8)	(191.3)

Balance as of March 31, 2009	$1,533.7	$4.8	$731.4	$2,269.9

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2009	2008
Intangible assets:
Software and software licenses	$1,058.8	$1,004.5
Customer contracts and lists	596.4	627.0
Other intangible	197.2	197.2
	1,852.4	1,828.7
Less accumulated amortization:
Software and software licenses	(866.1)	(805.4)
Customer contracts and lists	(309.4)	(293.5)
Other intangibles	(98.2)	(92.7)
	(1,273.7)	(1,191.6)
Intangible assets, net	$578.7	$637.1

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 7 years (3 years for software and software licenses, 9 years for customer contracts and lists, and 8 years for other intangibles). Amortization of intangible assets totaled $36.5 million and $32.2 million for the three months ended March 31, 2009 and 2008, respectively and totaled $107.2 million and $99.5 million for the nine months ended March 31, 2009 and 2008, respectively. Estimated future amortization expense of the Company’s existing intangible assets is as follows:

Amount
Three months ended June 30, 2009	$39.4
Twelve months ended June 30, 2010	$136.7
Twelve months ended June 30, 2011	$102.8
Twelve months ended June 30, 2012	$75.8
Twelve months ended June 30, 2013	$47.0
Twelve months ended June 30, 2014	$39.1

Note 12. Short-term Financing

The Company has a $2.25 billion credit facility, a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2009, June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2009 under the credit agreements.

The Company maintains a U.S. short-term commercial paper program providing for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2009 and June 30, 2008, there was no commercial paper outstanding. For the three months ended March 31, 2009 and 2008, the Company’s average borrowings were $1.1 billion and $0.5 billion, respectively, at a weighted average interest rate of 0.2% and 3.6%, respectively. For the nine months ended March 31, 2009 and 2008, the Company’s average borrowings were $2.0 billion and $1.5 billion, respectively at a weighted average interest rate of 1.2% and 4.7%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2009 and 2008 was less than two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2009, the Company had no obligation outstanding related to reverse repurchase agreements. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to a reverse repurchase agreement that matured on July 2, 2008 and was repaid. For the three months ended March 31, 2009 and 2008, the Company had average outstanding balances under reverse repurchase agreements of $70.1 million and $169.8 million, respectively, at a weighted average interest rate of 0.8% and 3.8%, respectively. For the nine months ended March 31, 2009 and 2008, the Company had average outstanding balances under reverse repurchase agreements of $411.5 million and $266.5 million, respectively, at a weighted average interest rate of 1.7% and 4.3%, respectively.

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

•

Employee Stock Purchase Plan. Prior to January 1, 2009, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering is determined. Expense related to an offering that has not been completed under the plan will continue to be recognized on a straight-line basis over the vesting period of 24 months that concludes on December 31, 2009.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $22.9 million and $31.4 million was recognized in earnings from continuing operations for the three months ended March 31, 2009 and 2008, respectively, as well as related tax benefits of $7.1 million and $9.2 million, respectively. Stock-based compensation expense of $85.5 million and $94.8 million was recognized in earnings from continuing operations for the nine months ended March 31, 2009 and 2008, respectively, as well as related tax benefits of $25.0 million and $28.3 million, respectively.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Operating expenses	$4.7	$7.3	$18.7	$19.4
Selling, general and administrative expenses	14.8	18.3	52.9	58.8
System development and programming costs	3.4	5.8	13.9	16.6
Total pretax stock-based compensation expense	$22.9	$31.4	$85.5	$94.8

As of March 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $30.4 million, $11.4 million and $72.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years, 0.8 years and 2.2 years, respectively.

During the nine months ended March 31, 2009, the following activity occurred under our existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)

Options outstanding at July 1, 2008	49,127	$41
Options granted	1,390	$39
Options exercised	(2,406)	$36
Options canceled	(1,896)	$41

Options outstanding at March 31, 2009	46,215	$41

Performance-Based Restricted Stock:

Number of Shares (in thousands)

Restricted shares outstanding at July 1, 2008	2,928
Restricted shares granted	1,850
Restricted shares vested	(1,934)
Restricted shares forfeited	(124)

Restricted shares outstanding at March 31, 2009	2,720

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Nine Months Ended
	March 31,
	2009	2008
Risk-free interest rate	1.8% - 3.1%	2.8% - 4.6%
Dividend yield	2.6% - 3.5%	1.7% - 2.5%
Weighted average volatility factor	25.3% - 31.3%	24.5% - 25.6%
Weighted average expected life (in years)	5.0	5.0
Weighted average fair value (in dollars)	$7.54	$8.31

B. Pension Plans.

The components of net pension expense were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost – benefits earned during the period	$11.5	$11.3	$34.6	$33.9
Interest cost on projected benefits	13.7	12.6	41.4	37.6
Expected return on plan assets	(17.2)	(16.8)	(51.8)	(50.4)
Net amortization and deferral	0.3	2.5	0.9	7.7
Net pension expense	$8.3	$9.6	$25.1	$28.8

During the nine months ended March 31, 2009, the Company made $4.6 million in contributions to the pension plans and expects to contribute an additional $1.3 million during the fiscal year ending June 30, 2009.

Note 14. Income Taxes

As of March 31, 2009, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $418.8 million. The amount that, if recognized, would impact the effective tax rate is $184.3 million. The remainder, if recognized, would principally affect deferred taxes.

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the three months ended March 31, 2009 and 2008, the Company recorded interest expense of $3.7 million and $4.9 million, respectively, and during the nine months ended March 31, 2009 and 2008, the Company recorded interest expense of $13.1 million and $15.9 million, respectively. At March 31, 2009, the Company had accrued interest of $132.1 million recorded on the Consolidated Balance Sheets, of which $59.9 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2008, the Company had accrued interest of $117.6 million recorded on the Consolidated Balance Sheets, of which $53.5 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At March 31, 2009 and June 30, 2008, the Company had accrued penalties of $26.6 million and $26.9 million, respectively, of which $26.3 million and $23.8 million, respectively, was recorded within income taxes payable, and the remainder was recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the Internal Revenue Service (“IRS”) and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota, New York and New Jersey. The tax years under examination vary by jurisdiction. Such examinations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
US (IRS)	1998 - 2007
California	2004 - 2005
Illinois	2004 - 2005
Minnesota	1998 - 2004
New Jersey	2002 - 2006
France	2006 – 2008

Additionally, the Company has been notified by the Province of Alberta that they will examine the 2007 tax return in the fiscal year ending June 30, 2009, and Canada has notified the Company that it will begin a joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 in the fiscal year ending June 30, 2009.

In April 2009, the Company received a favorable ruling in the settlement of a state tax matter, for which the Company had previously recorded a liability for unrecognized tax benefits of $22.0 million and a related deferred tax asset of $7.8 million. We expect to record a reduction in the provision for income taxes of approximately $7 million during the fourth quarter of fiscal 2009 related to the liability for unrecognized tax benefits. In addition, the Company expects to receive a tax refund or tax credit of approximately $5 million related to the same matter, which is expected to further reduce the provision for income taxes during the fourth quarter of fiscal 2009.

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $110 million and expected net cash payments could be up to $110 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Note 15. Commitments and Contingencies

The Company is subject to various claims and litigation in the normal course of business. The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

It is not the Company’s business practice to enter into off-balance sheet arrangements. However, the Company is exposed to market risk from changes in foreign currency exchange rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. The Company had no derivative financial instruments outstanding at March 31, 2009 or June 30, 2008. In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products. The Company does not expect any material losses related to such representations and warranties.

Note 16. Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net earnings	$402.5	$413.6	$980.0	$1,002.2
Other comprehensive income:
Currency translation adjustments	(55.4)	(3.2)	(323.2)	112.4
Unrealized gain on available-for-sale
securities, net of tax	36.0	162.6	69.9	394.3
Pension liability adjustment, net of tax	0.5	1.6	2.1	4.8
Comprehensive income	$383.6	$574.6	$728.8	$1,513.7

Note 17. Interim Financial Data by Segment

The Company’s strategic business units are aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The primary components of “Other” are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2009. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to the Company’s reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Employer Services	$1,808.2	$1,790.6	$5,020.2	$4,794.1
PEO Services	328.8	299.6	893.4	786.4
Dealer Services	339.5	350.8	1,021.2	1,029.7
Other	7.0	1.0	15.3	1.2
Reconciling items:
Foreign exchange	(79.6)	(5.1)	(144.6)	(37.3)
Client fund interest	(29.2)	(9.7)	(46.1)	(4.8)
Total	$2,374.7	$2,427.2	$6,759.4	$6,569.3

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Employer Services	$602.7	$583.6	$1,403.9	$1,286.8
PEO Services	33.1	27.9	91.5	79.3
Dealer Services	57.4	58.7	166.7	166.2
Other	(53.5)	(54.2)	(143.1)	(157.8)
Reconciling items:
Foreign exchange	(9.0)	0.4	(13.0)	1.5
Client fund interest	(29.2)	(9.7)	(46.1)	(4.8)
Cost of capital charge	27.6	28.8	83.8	86.3
Total	$629.1	$635.5	$1,543.7	$1,457.5

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change

Total revenues	$2,374.7	$2,427.2	$(52.5)	(2)%

Costs of revenues:
Operating expenses	1,039.8	1,033.5	6.3	1%
Systems development and programming costs	118.8	132.0	(13.2)	(10)%
Depreciation and amortization	60.0	58.9	1.1	2%
Total costs of revenues	$1,218.6	$1,224.4	$(5.8)	0%

Selling, general and administrative expenses	520.4	585.3	(64.9)	(11)%
Interest expense	2.5	7.9	(5.4)	(68)%
Total expenses	$1,741.5	$1,817.6	$(76.1)	(4)%

Other expense (income), net	4.1	(25.9)	(30.0)	(100 +)%
Earnings from continuing operations before income taxes	$629.1	$635.5	$(6.4)	(1)%
Margin	26%	26%

Provision for income taxes	$226.6	$231.9	$(5.3)	(2)%
Effective tax rate	36.0%	36.5%

Net earnings from continuing operations	$402.5	$403.6	$(1.1)	0%

Diluted earnings per share from continuing operations	$0.80	$0.77	$0.03	4%

	Nine Months Ended
	March 31,
	2009	2008	$ Change	% Change

Total revenues	$6,759.4	$6,569.3	$190.1	3%

Costs of revenues:
Operating expenses	3,093.9	2,921.6	172.3	6%
Systems development and programming costs	372.2	385.1	(12.9)	(3)%
Depreciation and amortization	176.7	177.9	(1.2)	(1)%
Total costs of revenues	$3,642.8	$3,484.6	$158.2	5%

Selling, general and administrative expenses	1,620.2	1,673.4	(53.2)	(3)%
Interest expense	29.8	68.0	(38.2)	(56)%
Total expenses	$5,292.8	$5,226.0	$66.8	1%

Other income, net	(77.1)	(114.2)	(37.1)	(32)%
Earnings from continuing operations before income taxes	$1,543.7	$1,457.5	$86.2	6%
Margin	23%	22%

Provision for income taxes	$562.7	$521.8	$40.9	8%
Effective tax rate	36.5%	35.8%

Net earnings from continuing operations	$981.0	$935.7	$45.3	5%

Diluted earnings per share from continuing operations	$1.93	$1.77	$0.16	9%

Total Revenues

Our consolidated revenues for the three months ended March 31, 2009 declined $52.5 million, or 2%, to $2,374.7 million due to fluctuations in foreign currency exchange rates, which reduced our revenue by $76.8 million, or 3%, and a decrease in Dealer Services revenue of $11.3 million. Such decreases were partially offset by an increase in Employer Services revenue of $17.6 million and an increase in PEO Services revenue of $29.2 million.

Our consolidated revenues for the three months ended March 31, 2009 include interest on funds held for clients of $164.3 million as compared to $198.5 million for the three months ended March 31, 2008. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 3.7% during the three months ended March 31, 2009 as compared to 4.2% for the three months ended March 31, 2008, and a decrease in our average client funds balances for the three months ended March 31, 2009 of 6%, to $17.6 billion.

Our consolidated revenues for the nine months ended March 31, 2009 increased $190.1 million, or 3%, to $6,759.4 million, due to an increase in Employer Services revenue of $226.1 million and an increase in PEO Services revenue of $107.0 million. Such increases were partially offset by fluctuations in foreign currency exchange rates, which reduced our revenue by $109.9 million, or 2%, and a decrease in Dealer Services revenue of $8.5 million.

Our consolidated revenues for the nine months ended March 31, 2009 include interest on funds held for clients of $463.5 million as compared to $515.0 million for the nine months ended March 31, 2008. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 4.1% during the nine months ended March 31, 2009 as compared to 4.4% for the nine months ended March 31, 2008, and a decrease in our average client funds balances for the nine months ended March 31, 2009 of 2%, to $15.2 billion.

Total Expenses

Our consolidated expenses for the three months ended March 31, 2009 decreased $76.1 million, to $1,741.5 million, from $1,817.6 million for the three months ended March 31, 2008. The decrease in our consolidated expenses for the three months ended March 31, 2009 was due to the decrease in our revenues and a decrease of $66.3 million related to fluctuations in foreign currency exchange rates, partially offset by higher pass-through costs associated with our PEO business.

Our consolidated expenses for the nine months ended March 31, 2009 increased $66.8 million, to $5,292.8 million, from $5,226.0 million for the nine months ended March 31, 2008. The increase in our consolidated expenses for the nine months ended March 31, 2009 is due to the increase in our revenues and higher pass-through costs associated with our PEO business, partially offset by a decrease of $92.1 million related to fluctuations in foreign currency exchange rates.

Our total costs of revenues decreased $5.8 million to $1,218.6 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to a decrease in our systems development and programming costs, partially offset by an increase in our operating expenses. Our total costs of revenues increased $158.2 million to $3,642.8 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 due to an increase in our operating expense, partially offset by a decrease in our systems development and programming costs.

Operating expenses increased $6.3 million, or 1%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due to increases in operating expenses related to corresponding increases in revenue in Employer Services and PEO Services, including the pass-through costs that are re-billable in PEO Services. The PEO Services pass-through costs were $183.7 million and $161.7 million for the three months ended March 31, 2009 and 2008, respectively. Operating expenses also increased as a result of higher compensation expenses for implementation and service personnel in Employer Services of $10.1 million. Such increases were partially offset by a decrease in operating expenses due to the 2% decrease in our revenues and a decrease in operating expenses of approximately $29.8 million due to foreign currency fluctuations.

Operating expenses increased $172.3 million, or 6%, for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008, due to increases in operating expenses related to corresponding increases in revenue in Employer Services and PEO Services, including the pass-through costs that are re-billable in PEO Services. The PEO Services pass-through costs were $539.9 million and $455.3 million for the nine months ended March 31, 2009 and 2008, respectively. Operating expenses also increased as a result of higher compensation expenses for implementation and service personnel in Employer Services of $20.6 million. Such increases were partially offset by a decrease in operating expenses of approximately $47.7 million due to foreign currency fluctuations.

Systems development and programming expenses decreased $13.2 million, or 10%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due to the impact of foreign currency fluctuations as well as a decrease in expenses of $8.6 million for programming expenses related to our systems. Such decrease in programming expenses was a result of lower costs per associate, particularly in our off-shore and smart-shore locations. Systems development and programming expenses decreased by approximately $4.6 million from foreign currency fluctuations.

Systems development and programming expenses decreased $12.9 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008, due to the impact of foreign currency fluctuations as well as a decrease in expenses of $4.0 million for programming expenses related to our systems. Such decrease in programming expenses was a result of lower costs per associate, particularly in our off-shore and smart-shore locations. Systems development and programming expenses decreased by approximately $8.9 million from foreign currency fluctuations.

Selling, general and administrative expenses decreased $64.9 million, or 11%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due to a decrease in selling expenses related to a decline in our new client sales and our cost saving initiatives that commenced in fiscal 2008, and by approximately $29.7 million due to foreign currency fluctuations.

Selling, general and administrative expenses decreased $53.2 million, or 3%, for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008, due to a decrease in selling expenses related to a decline in our new client sales, our cost saving initiatives that commenced in fiscal 2008, and by approximately $32.0 million due to foreign currency fluctuations. Such decreases were partially offset by an increase in our allowance for doubtful accounts of $13.7 million as a result of an increase in estimated credit losses related to our notes receivable from automotive, heavy truck and powersports dealers and an increase in restructuring charges, primarily related to severance, of $28.9 million.

Interest expense decreased $5.4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 as a result of a decrease of $4.1 million related to our short-term commercial paper program and a decrease of $1.5 million related to our reverse repurchase program. For the three months ended March 31, 2009 and March 31, 2008, the Company’s average borrowings under the commercial paper program were $1.1 billion and $0.5 billion, respectively, at weighted average interest rates of 0.2% and 3.6%, respectively. For the three months ended March 31, 2009 and 2008, the Company’s average borrowings under the reverse repurchase program were approximately $70.1 million and $169.8 million, respectively, at weighted average interest rates of 0.8% and 3.8%, respectively.

Interest expense decreased $38.2 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 as a result of a decrease of $34.6 million related to our short-term commercial paper program and a decrease of $3.3 million related to our reverse repurchase program. For the nine months ended March 31, 2009 and 2008, the Company’s average borrowings under the commercial paper program were $2.0 billion and $1.5 billion, respectively, at weighted average interest rates of 1.2% and 4.7%, respectively. For the nine months ended March 31, 2009 and 2008, the Company’s average borrowings under the reverse repurchase program were approximately $411.5 million and $266.5 million, respectively, at weighted average interest rates of 1.7% and 4.3%, respectively.

Other Expense (Income), net

Other expense (income), net, decreased $30.0 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due to a loss of $15.0 million related to the Primary Fund of the Reserve Fund (the “Reserve Fund”), an increase in net realized losses on available-for-sale securities of $7.0 million and a decrease in interest income on corporate funds of $8.1 million. Interest income on corporate funds decreased as a result of lower average interest rates, partially offset by an increase in average daily balances. Average interest rates decreased from 4.5% for the three months ended March 31, 2008 to 2.8% for the three months ended March 31, 2009. Average daily balances increased from $2.2 billion for the three months ended March 31, 2008 to $2.4 billion for the three months ended March 31, 2009.

Other expense (income), net, decreased $37.1 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008, due to a loss of $18.3 million related to the Reserve Fund, an increase in net realized losses on available-for-sale securities of $15.4 million and a decrease in interest income on corporate funds of $5.6 million, partially offset by a gain on the sale of a building of $2.2 million. Interest income on corporate funds decreased as a result of lower average interest rates, partially offset by higher average daily balances. Average interest rates decreased from 4.6% for the nine months ended March 31, 2008 to 3.7% for the nine months ended March 31, 2009. Average daily balances increased from $3.3 billion for the nine months ended March 31, 2008 to $3.8 billion for the nine months ended March 31, 2009.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $6.4 million, or 1%, from $635.5 million for the three months ended March 31, 2008 to $629.1 million for the three months ended March 31, 2009, due to the increase in revenues and corresponding expenses discussed above. Overall margin remained flat at 26% for both periods.

Earnings from continuing operations before income taxes increased $86.2 million, or 6%, from $1,457.5 million for the nine months ended March 31, 2008 to $1,543.7 million for the nine months ended March 31, 2009, due to the increase in revenues and corresponding expenses discussed above. Overall margin increased from 22% to 23% for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2009.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2009 and 2008 was 36.0% and 36.5%, respectively. The decrease in the effective tax rate was due to favorable Internal Revenue Service (“IRS”) audit adjustments during the three months ended March 31, 2009, resulting in a decrease in our effective tax rate by 0.8 percentage points, and a favorable mix in income among foreign tax jurisdictions. Such decreases were partially offset by an unfavorable mix in income among state tax jurisdictions.

The effective tax rate for the nine months ended March 31, 2009 and 2008 was 36.5% and 35.8%, respectively. The effective tax rate during the nine months ended March 31, 2008 included a reduction in the provision for income taxes of $12.4 million, which was related to the settlement of a state tax matter. This reduction of $12.4 million decreased our effective tax rate by approximately 0.5 percentage points for the nine months ended March 31, 2008. Additionally, the increase in the effective tax rate was due to an unfavorable mix in income among state tax jurisdictions. Such increases were partially offset by favorable IRS audit adjustments during the nine months ended March 31, 2009, resulting in a decrease in our effective tax rate by 0.3 percentage points and a favorable mix in income among foreign tax jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations decreased $1.1 million to $402.5 million, for the three months ended March 31, 2009, from $403.6 million for the three months ended March 31, 2008, and the related diluted earnings per share from continuing operations increased 4%, to $0.80, for the three months ended March 31, 2009. The decrease in net earnings from continuing operations for the three months ended March 31, 2009 reflects the decrease in earnings from continuing operations before income taxes as a result of decreased revenues, offset by lower expenses and a lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three months ended March 31, 2009 reflects the impact of fewer shares outstanding due to the repurchase of over 13.8 million shares during the nine months ended March 31, 2009 and the repurchase of 32.9 million shares in the fiscal year ended June 30, 2008.

Net earnings from continuing operations increased 5%, to $981.0 million, for the nine months ended March 31, 2009, from $935.7 million for the nine months ended March 31, 2008, and the related diluted earnings per share from continuing operations increased 9%, to $1.93, for the nine months ended March 31, 2009. The increase in net earnings from continuing operations for the nine months ended March 31, 2009 reflects the increase in earnings from continuing operations before income taxes as a result of increased revenues and lower expenses offset by a higher effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the nine months ended March 31, 2009 reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of over 13.8 million shares during the nine months ended March 31, 2009 and the repurchase of 32.9 million shares in the fiscal year ended June 30, 2008.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Employer Services	$1,808.2	$1,790.6	$17.6	1%	$5,020.2	$4,794.1	$226.1	5%
PEO Services	328.8	299.6	29.2	10%	893.4	786.4	107.0	14%
Dealer Services	339.5	350.8	(11.3)	(3)%	1,021.2	1,029.7	(8.5)	(1)%
Other	7.0	1.0			15.3	1.2
Reconciling items:
Foreign exchange	(79.6)	(5.1)			(144.6)	(37.3)
Client fund interest	(29.2)	(9.7)			(46.1)	(4.8)
Total revenues	$2,374.7	$2,427.2	$(52.5)	(2)%	$6,759.4	$6,569.3	$190.1	3%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Employer Services	$602.7	$583.6	$19.1	3%	$1,403.9	$1,286.8	$117.1	9%
PEO Services	33.1	27.9	5.2	19%	91.5	79.3	12.2	15%
Dealer Services	57.4	58.7	(1.3)	(2)%	166.7	166.2	0.5	0%
Other	(53.5)	(54.2)			(143.1)	(157.8)
Reconciling items:
Foreign exchange	(9.0)	0.4			(13.0)	1.5
Client fund interest	(29.2)	(9.7)			(46.1)	(4.8)
Cost of capital charge	27.6	28.8			83.8	86.3
Total earnings from continuing operations before income taxes	$629.1	$635.5	$(6.4)	(1)%	$1,543.7	$1,457.5	$86.2	6%

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

Employer Services

Revenues

Employer Services’ revenues increased $17.6 million, or 1%, to $1,808.2 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to organic growth related to new business started in the period and the impact of pricing increases, which contributed approximately 2% to our revenue growth for the three months ended March 31, 2009. These increases were partially offset by a decrease of 2.4 percentage points in our worldwide client retention for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. In addition, the number of employees on our clients’ payrolls, “pays per control,” decreased 4.2% for the three months ended March 31, 2009 in the United States. “Pays per control” represents a same-store sales metric for a subset of our clients comprised of approximately 138,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions. Revenue from our traditional payroll and payroll tax filing business declined 3% for the three months ended March 31, 2009, which was offset by an increase of 6% in revenues from our “beyond payroll” services for the three months ended March 31, 2009 due to an increase in our Time and Labor Management services revenues. The increase in revenues from our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

Employer Services’ revenues increased $226.1 million, or 5%, to $5,020.2 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 due to organic growth related to new business started in the period and the impact of pricing increases, which contributed approximately 2% to our revenue growth for the nine months ended March 31, 2009. These increases were partially offset by a decrease of 1.0 percentage points in our worldwide client retention for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. In addition, the number of employees on our clients’ payrolls, “pays per control,” decreased 1.5% for the nine months ended March 31, 2009 in the United States. “Pays per control” represents a same-store sales metric for a subset of our clients comprised of approximately 138,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions. Revenue from our traditional payroll and payroll tax filing business grew 1% for the nine months ended March 31, 2009. Revenues from our “beyond payroll” services increased 10% for the nine months ended March 31, 2009 due to an increase in our Time and Labor Management services revenues. The increase in revenues from our Time and Labor Management services was due to an increase in the number of clients utilizing these services.

We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment decreased $34.6 million and $52.6 million for the three and nine months ended March 31, 2009, respectively. These changes were due to fluctuations in the average client funds balances. The average client funds balances were $17.4 billion and $18.5 billion for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of 6%, and $15.0 billion and $15.3 billion for the nine months ended March 31, 2009 and 2008, respectively, representing a decrease of 2%.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $19.1 million, or 3%, to $602.7 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Earnings from continuing operations before income taxes for the three months ended March 31, 2009 grew at a faster rate than revenues due to our cost savings initiatives and slower growth in selling expenses as compared to revenues due to a decline in our new client sales. This was offset, in part, by higher operating expenses from the increase of $13.0 million in compensation expenses for implementation and service personnel.

Earnings from continuing operations before income taxes increased $117.1 million, or 9%, to $1,403.9 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. Earnings from continuing operations before income taxes for the nine months ended March 31, 2009 grew at a faster rate than revenues due to our cost saving initiatives and slower growth in selling expenses as compared to revenues due to a decline in our new client sales. This was offset, in part, by higher operating expenses from the increase of $53.0 million in compensation expenses for implementation and service personnel.

PEO Services

Revenues

PEO Services’ revenues increased $29.2 million, or 10%, to $328.8 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to an 8% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to new client sales. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $22.1 million, or 14%, for the three months ended March 31, 2009, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $4.7 million, or 9%, for the three months ended March 31, 2009, due to the increase in the number of average worksite employees.

PEO Services’ revenues increased $107.0 million, or 14%, to $893.4 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008, due to a 12% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to new client sales. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $85.3 million, or 19%, for the nine months ended March 31, 2009, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $16.5 million, or 11%, for the nine months ended March 31, 2009, due to the increase in the number of average worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.4 million and $1.1 million for the three and nine months ended March 31, 2009, respectively, due to the increase in the average client funds balances as a result of increased PEO Services new business and growth in our existing client base. The average client funds balances were $0.2 billion for both the three and nine months ended March 31, 2009 and 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $5.2 million, or 19%, to $33.1 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This increase was due to the $29.2 million increase in revenues offset by an increase in certain costs. As compared to the prior year, our cost of providing benefits to worksite employees increased $21.9 million and our expenses associated with new business sales increased $0.9 million as a result of growth in our salesforce.

Earnings from continuing operations before income taxes increased $12.2 million, or 15%, to $91.5 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. This increase is due to the $107.0 million increase in revenues offset by an increase in certain costs. As compared to the prior year, our cost of providing benefits to worksite employees increased $84.6 million and our expenses associated with new business sales increased $4.7 million as a result of growth in our salesforce.

Dealer Services

Revenues

Dealer Services’ revenues decreased $11.3 million, or 3%, to $339.5 million, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Revenues for our Dealer Services business would have declined approximately 5% for the three months ended March 31, 2009 without the impact of acquisitions and divestitures. Revenues decreased for our dealer business systems in North America by $11.0 million, to $244.6 million, for the three months ended March 31, 2009. The decrease in North American revenues can be attributed to client losses and cancellation of services due to the consolidation and closing of dealerships and continued pressure on dealerships to reduce costs, which resulted in a decrease to revenue of $21.9 million for the three months ended March 31, 2009. In addition, North American revenues decreased $7.5 million for the three months ended March 31, 2009 due to lower Credit Check, Laser Printing, and Computerized Vehicle Registration (“CVR”) transaction volume and $4.7 million due to a decrease in revenues from consulting services and forms and supplies sales. These decreases were offset in North America by a $23.1 million increase in revenues from new clients and growth in key products during the quarter. The growth in key products was driven by increased users for Application Service Provider managed services, growth in our Customer Relationship Management (“CRM”) applications and new network and hosted IP Telephony installations.

Dealer Services’ revenues decreased $8.5 million, to $1,021.2 million, for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. Revenues for our Dealer Services business would have declined approximately 2% for the nine months ended March 31, 2009 without the impact of acquisitions and divestitures. Revenues decreased for our dealer business systems in North America by $17.5 million, to $740.3 million, for the nine months ended March 31, 2009, which was partially offset by an increase in international revenues of $9.0 million. The decrease in North American revenues can be attributed to client losses and cancellation of services due to the consolidation and closing of dealerships and continued pressure on dealerships to reduce costs, which resulted in a decrease to revenue of $56.2 million for the nine months ended March 31, 2009. In addition, revenues decreased $14.7 million for the nine months ended March 31, 2009 due to lower Credit Check, Laser Printing, and CVR transaction volume and $11.5 million due to a decrease in revenues from consulting services and forms and supplies sales. These decreases in North America were offset by a $64.9 million increase in revenues from new clients and growth in our key products during the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. The growth in our key products was driven by increased users for Application Service Provider managed services, growth in our CRM applications and new network and hosted IP Telephony installations. The international growth can be attributed to a $2.4 million increase in revenues from our acquisitions completed during the fiscal year ended June 30, 2008 and $7.4 million of growth in our Asian markets.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $1.3 million, or 2%, to $57.4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to the decrease of $11.3 million in revenues discussed above, partially offset by a decrease in selling expenses related to a decline in new client sales and a decrease in expenses due to cost saving initiatives.

Earnings from continuing operations before income taxes increased $0.5 million to $166.7 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 due to the decrease of $8.5 million in revenues discussed above, which was more than offset by a decrease in selling expenses related to a decline in new client sales and a decrease in expenses due to cost saving initiatives.

Other

The primary components of “Other” are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The global financial markets have been and continue to be volatile. Despite this on-going volatility in the financial markets, we believe that our liquidity position remains strong. We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations. However, it is not possible to predict the impact of future events on our financial results or liquidity.

During fiscal 2009, the number of automotive dealerships in the United States to which we provide services has continued to decline primarily due to the consolidation of dealerships and dealerships going out of business. In April 2009, Chrysler LLC (“Chrysler”) filed a voluntary petition for relief under Chapter 11 of the Unites States Bankruptcy Code to reorganize its business. Additionally, General Motors Corporation (“GM”) has publicly announced plans to significantly restructure its business. GM and Chrysler have stated their intention to reduce the number of dealerships but have not publicly announced which specific dealerships will be closed. We expect the total number of GM and Chrysler dealerships in the United States to decline by about 3,000 over the next 18 to 24 months, which, given our share of the market, could impact our revenues in Dealer Services by approximately $75 million in the twelve month period following the closing of these dealerships. At March 31, 2009, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $72 million and $29 million, respectively, due from automobile dealerships that sell GM or Chrysler products in the United States. At March 31, 2009, we do not have any significant amounts due to us directly from GM or Chrysler.

At March 31, 2009, cash and marketable securities were $1,473.6 million, stockholders’ equity was $4,992.5 million and the ratio of long-term debt-to-equity was 0.9%. Working capital before funds held for clients and client funds obligations was $1,374.8 million at March 31, 2009, as compared to $1,343.1 million at June 30, 2008. This increase is due to cash generated from operations, partially offset by the use of cash to repurchase common stock and the use of cash for dividend payments.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the nine months ended March 31, 2009, and we held approximately $1.4 billion of cash and approximately $0.1 billion of marketable securities at March 31, 2009. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $1,135.1 million for the nine months ended March 31, 2009, as compared to $1,298.6 million for the comparable period in the prior fiscal year. The decrease in net cash flows provided by operating activities was due to an increase in cash payments of $54.0 million related to the timing of funding of our medical program and a decrease of $48.5 million in accrued expenses and other liabilities due to the timing of payments. These decreases in net cash flows provided by operating activities were partially offset by a decrease of $48.0 million in pension plan contributions as compared to the prior year.

Net cash flows used in investing activities were $5,637.6 million for the nine months ended March 31, 2009, as compared to $5,292.1 million for the comparable period in the prior fiscal year. The increase in net cash flows used in investing activities of $345.5 million was due to the timing of receipts and payments of our cash held to satisfy client funds obligations, which resulted in the use of cash of $1,437.0 million during the nine months ended March 31, 2009. In addition, we received proceeds from the sale of businesses during the nine months ended March 31, 2008 that resulted in a decrease in cash flows of $112.4 million during the nine months ended March 31, 2009. Lastly, during the nine months ended March 31, 2009, there was a reclassification from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below. The proceeds received related to the Reserve Fund have been included in proceeds from the sales and maturities of corporate and client funds marketable securities. These decreases in cash flows were partially offset by a reduction in cash paid for acquisitions of $64.0 million, cash received from the sale of property, plant and equipment of $19.9 million, and the timing of purchases of and proceeds from the sales or maturities of marketable securities that resulted in an increase in cash flows of $1,323.6 million.

Net cash flows provided by financing activities were $5,022.9 million for the nine months ended March 31, 2009, as compared to $3,843.9 million for the comparable period in the prior year. The increase in net cash flows provided by financing activities of $1,179.0 million was due to the net change in the client funds obligations of $837.7 million as a result of timing of cash received and payments made related to client funds obligations and a decrease in the repurchases of common stock of $531.3 million. We purchased 13.8 million shares of our common stock at an average price per share of $39.72 during the nine months ended March 31, 2009 as compared to purchases of 23.3 million shares of our common stock at and average price per share of $45.04 during the nine months ended March 31, 2008. Such increases in cash flows of financing activities were partially offset by an increase in dividends paid of $62.5 million and a decrease in the proceeds from stock purchase plan and exercises of stock options of $95.2 million.

We maintain a U.S. short-term commercial paper program providing for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2009 and June 30, 2008, there was no commercial paper outstanding. For the three months ended March 31, 2009 and 2008, we had average borrowings of $1.1 billion and $0.5 billion, respectively, at a weighted average interest rate of 0.2% and 3.6%, respectively. For the nine months ended March 31, 2009 and 2008, we had average borrowings of $2.0 billion and $1.5 billion, respectively at a weighted average interest rate of 1.2% and 4.7%, respectively. The weighted average maturity of our commercial paper during the three and nine months ended March 31, 2009 and 2008 was less than two days. We continued to have full access to our U.S. short-term commercial paper program and have successfully borrowed on an as needed basis to meet short-term funding requirements related to client funds obligations.

On October 7, 2008, the Federal Reserve Board announced the creation of the Commercial Paper Funding Facility (“CPFF”). The CPFF provides a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from issuers. U.S. issuers that have a commercial paper rating of A1/P1/F1 by a major rating agency can participate in the CPFF. Based upon its ratings, ADP is eligible to participate in the program up to a maximum amount of $5.8 billion. The CPFF will purchase three-month commercial paper from eligible participants until October 31, 2009. We have not applied to participate in the CPFF, but may elect to do so in the future.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2009, the Company had no obligation outstanding related to reverse repurchase agreements. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to a reverse repurchase agreement that matured on July 2, 2008 and was repaid. For the three months ended March 31, 2009 and 2008, we had average outstanding balances under reverse repurchase agreements of $70.1 million and $169.8 million, respectively, at a weighted average interest rate of 0.8% and 3.8%, respectively. For the nine months ended March 31, 2009 and 2008, we had average outstanding balances under reverse repurchase agreements of $411.5 million and $266.5 million, respectively, at a weighted average interest rate of 1.7% and 4.3%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client fund obligations.

In addition, we have a $2.25 billion credit facility, a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2009, June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the borrowings is tied to LIBOR or prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2009 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.0 billion available to us under the revolving credit agreements.

Our investment portfolios do not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment-grade fixed-income securities. We mitigate credit risk by investing in only investment-grade bonds. We own senior tranches of fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own AAA rated mortgage-backed securities which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

We have an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. At September 30, 2008, we reclassified $211.1 million of our investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, we have reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for the nine months ended March 31, 2009 as reclassification from cash equivalents to short-term marketable securities.

On February 26, 2009, the Board of Trustees of the Reserve Fund announced their decision to initially set aside $3.5 billion in a special reserve under the plan of liquidation, to cover potential liabilities for damages and associated expenses related to lawsuits and regulatory actions against the fund. The special reserve may be increased or decreased as further information becomes available. Amounts in the special reserve will be distributed to shareholders once claims, if any are successful, and the related expenses have been paid or set aside for payment.

During the three and nine months ended March 31, 2009, we recorded a $15.0 million and $18.3 million loss to other expense (income), net, respectively, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the fund. The $15.0 million loss recorded during the three months ended March 31, 2009 was recorded as a result of the Reserve Fund’s announcement and the likelihood that we will not receive distributions for our pro-rata share of the amount that the Reserve Fund set aside in the special reserve. As the Reserve Fund may increase or decrease this special reserve as further information becomes available, the total amount of distributions we will ultimately receive may increase or decrease.

As of March 31, 2009, we received approximately $188.6 million in distributions from the Reserve Fund. On April 17, 2009, we received an additional $9.9 million in distributions from the Reserve Fund. Subsequent to the distributions received from the Reserve Fund and the charges recorded during the three and nine months ended March 31, 2009, we have a remaining balance of $3.9 million in short-term marketable securities related to the Reserve Fund.

We evaluate unrealized losses on available-for-sale securities for other-than-temporary impairment based upon whether the unrealized losses were interest rate related or credit related, and based upon the length of time and the extent to which the fair value for each individual security has been below cost. During the three months ended March 31, 2009, we recorded $17.4 million in other-than-temporary losses for securities held at March 31, 2009, including $15.0 million of losses related to the Reserve Fund. During the nine months ended March 31, 2009, we recorded $20.7 million in other-than-temporary losses for securities held at March 31, 2009, including $18.3 million of losses related to the Reserve Fund. As of March 31, 2009, with the exception of such realized losses recorded during the nine months ended March 31, 2009, we determined that none of the unrealized losses were other-than-temporary.

For the nine months ended March 31, 2009, capital expenditures for continuing operations were $117.9 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2009 are expected to be approximately $185 million, compared to $186.4 million in the fiscal year ended June 30, 2008.

We have not updated the table that provides a summary of our contractual obligations as of March 31, 2009 that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as we were unable to make reasonably reliable estimates as to the period in which cash was expected to be paid related to the unrecognized tax benefits. Net cash payments expected to be paid within the next twelve months, related to the unrecognized tax benefits of $418.8 million at March 31, 2009, may be up to $110 million.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At March 31, 2009, approximately 86% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client fund obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. We minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by impounding, in virtually all instances, the client’s funds in advance of the timing of payment of such client’s obligation. As a result of this practice, we have consistently maintained the required level of client fund assets to satisfy all of our client funds obligations.

There are inherent risks and uncertainties involving our investment strategy relating to our client fund assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s, the highest possible credit rating), ability to execute reverse repurchase transactions and available borrowings under our $6 billion committed revolving credit facilities. However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating at time of purchase for corporate bonds is BBB and for asset-backed and commercial mortgage-backed securities is AAA. The maximum maturity at time of purchase for BBB rated securities is 5 years, for single A rated securities is 7 years, and for AA rated and AAA rated securities is 10 years. Commercial paper must be rated A1/P1 and, for time deposits, banks must have a Financial Strength Rating of C or better.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Average investment balances at cost:
Corporate investments	$2,443.5	$2,218.6	$3,797.8	$3,267.4
Funds held for clients	17,586.8	18,740.3	15,230.8	15,490.1
Total	$20,030.3	$20,958.9	$19,028.6	$18,757.5

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	2.8%	4.5%	3.7%	4.6%
Funds held for clients	3.7%	4.2%	4.1%	4.4%
Total	3.6%	4.3%	4.0%	4.5%

Realized gains on available-for-sale securities	$2.8	$3.4	$5.4	$8.8
Realized losses on available-for-sale securities	(9.4)	(3.0)	(20.3)	(8.3)
Net realized (losses)/gains on available-for-sale securities	$(6.6)	$0.4	$(14.9)	$0.5

	March 31,	June 30,
	2009	2008
Net unrealized pre-tax gains on available-for-sale securities	$249.5	$142.1
Total available-for-sale securities at fair value	$15,038.5	$15,066.4

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased by 70 basis points, from 4.3% for the three months ended March 31, 2008 to 3.6% for the three months ended March 31, 2009 and decreased 50 basis points, from 4.5% for the nine months ended March 31, 2008 to 4.0% for the nine months ended March 31, 2009. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2010. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $3 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2010.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At March 31, 2009, approximately 82% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for trading purposes. There were no derivative financial instruments outstanding at March 31, 2009 or June 30, 2008.

Income Taxes

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota, New York and New Jersey. The tax years under examination vary by jurisdiction. Such examinations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
US (IRS)	1998 - 2007
California	2004 - 2005
Illinois	2004 - 2005
Minnesota	1998 - 2004
New Jersey	2002 - 2006
France	2006 – 2008

Additionally, the Company has been notified by the Province of Alberta that they will examine the 2007 tax return in the fiscal year ending June 30, 2009, and Canada has notified the Company that it will begin a joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 in the fiscal year ending June 30, 2009.

In April 2009, we received a favorable ruling in the settlement of a state tax matter, for which the Company had previously recorded a liability for unrecognized tax benefits of $22.0 million and a related deferred tax asset of $7.8 million. We expect to record a reduction in the provision for income taxes of approximately $7 million during the fourth quarter of fiscal 2009 related to the liability for unrecognized tax benefits. In addition, the Company expects to receive a tax refund or tax credit of approximately $5 million related to the same matter, which is expected to further reduce the provision for income taxes during the fourth quarter of fiscal 2009.

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not anticipate the adoption of this FSP will have a material impact on our results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than temporary impairment exists for debt securities by requiring company to assess whether it is probable that it will not be able to recover the cost basis of a security utilizing several factors, including the length of time and the extent to which fair value has been less than the cost basis, adverse conditions related to a particular security and volatility of a particular security. FSP FAS 115-2 and FAS 124-2 also requires that an other-than-temporary impairment charge for debt securities be recorded in earnings if it is more-likely-than-not that the entity will sell or be required to sell a security before anticipated recovery of the cost basis. In addition, if any portion of a decline in fair value below the cost basis of a security is related to credit losses, such amount should be recorded in earnings. Lastly, FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities to all interim and annual periods. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have on our results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. We do not anticipate the adoption of this FSP will have a material impact on our results of operations, cash flows or financial condition.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted. We do not anticipate the adoption of this FSP will have a material impact on our results of operations, cash flows or financial condition.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of FSP EITF 03-6-1. We determined the adoption of FSP EITF 03-6-1 will not have a material impact on our results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141R and FSP FAS 141(R)-1 will impact business combinations that we may complete on or after July 1, 2009. We cannot anticipate whether the adoption of SFAS No. 141R and FSP FAS 141(R)-1 will have a material impact on our results of operations and financial condition as the impact depends solely on whether we complete any business combinations after July 1, 2009 and the terms of such transactions.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize, as an increase to additional paid-in capital, the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. On July 1, 2008, we adopted EITF 06-11 and the adoption did not have a material impact on our results of operations, cash flows or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This statement provides companies with an option to measure selected financial assets and liabilities at fair value. On July 1, 2008, we adopted SFAS No. 159 and elected not to apply the fair value option to any financial instruments that were not already recognized at fair value. As such, the adoption of SFAS No. 159 did not have an impact on our results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on our consolidated results of operations, cash flows or financial condition (see Note 8). We will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and we are currently evaluating the impact, if any, on our results of operations, cash flows or financial condition.

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

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)

January 1, 2009 to January 31, 2009	510,518	$40.19	500,000	49,773,533

February 1, 2009 to February 28, 2009	1,950,000	$36.35	1,950,000	47,823,533

March 1, 2009 to March 31, 2009	1,529,592	$33.98	800,000	47,023,533

Total	3,990,110		3,250,000

(1) During the nine months ended March 31, 2009, pursuant to the terms of the Company’s restricted stock program, the Company made repurchases of 10,518 shares during January 2009 and 729,592 shares during March 2009 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: May 8, 2009	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)