Form 10-K
period 2009-06-30
AUTOMATIC DATA PROCESSING INC
filed 2009-08-28
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5397

AUTOMATIC DATA PROCESSING, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-1467904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One ADP Boulevard, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 973-974-5000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on
Title of each class	which registered

Common Stock, $.10 Par Value	NASDAQ Global Select Market
(voting)	Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $19,826,340,386. On August 21, 2009 there were 502,151,920 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders.	Part III

Part I

Item 1. Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries, “ADP” or the “Company”), is one of the world’s largest providers of business outsourcing solutions. Leveraging 60 years of experience, ADP offers a wide range of human resource (HR), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, heavy truck, motorcycle, marine, recreational vehicle and heavy machinery dealers throughout the world. For financial information by segment and by geographic area, see Note 18 of the “Notes to Consolidated Financial Statements” contained in this Annual Report on Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP’s activities.

Employer Services

     Employer Services offers a comprehensive range of HR information, payroll processing, tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist approximately 540,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services markets these solutions and services through its direct marketing salesforce and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. In fiscal 2009, 80% of Employer Services’ revenues were from the United States, 13% were from Europe, 5% were from Canada and 2% were from South America (primarily Brazil), Australia and Asia.

United States

     Employer Services’ approach to the market is to match clients’ needs to the solutions and services that will best meet their expectations. To facilitate this approach, in the United States, Employer Services is comprised of the following market-facing groups: Small Business Services (SBS) (serving primarily organizations with fewer than 50 employees); Major Account Services (serving primarily organizations with between 50 and 999 employees); and National Account Services (serving primarily organizations with 1,000 or more employees). In addition, Employer Services’ Added Value Services division provides services to clients across all three of these groups.

     ADP provides payroll services that include the preparation of client employee paychecks, electronic direct deposits and stored value payroll cards, along with supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare and federal, state and local income tax withholding reports required to be filed by employers. ADP enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. For those companies that choose to process payroll in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution, year-end tax statements (i.e., Form W-2), wage garnishment services, health and welfare administration and flexible spending account (FSA) administration.

     In order to address the growing business process outsourcing (BPO) market for clients seeking human resource information systems and benefit outsourcing solutions, ADP offers its integrated comprehensive outsourcing services (COS) solution that allows larger clients to outsource HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions to ADP. For mid-sized clients, ADP Workforce Now™ HR Services provides integrated tools and technology to support payroll, benefits administration, HR guidance and HR administration needs from recruitment to retirement. ADP also offers ADP Resource®, an integrated, flexible HR and payroll service offering for smaller clients that provides a menu of optional services, such as 401(k), FSA and a comprehensive Pay-by-Pay® workers’ compensation payment program.

     ADP’s Added Value Services division includes the following businesses: Tax and Financial Services, Insurance Services and Tax Credit Services. These businesses primarily support SBS, Major Account Services and/or National Account Services, and their services are sold through those businesses, as well as by dedicated sales teams and via marketing arrangements with alliance partners.

  Tax and Financial Services processes and collects federal, state and local payroll taxes on behalf of, and from, ADP clients and remits these taxes to the appropriate taxing authorities. This business is also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, TotalPay® payroll check (ADPCheck™), full service direct deposit (FSDD) and stored value payroll card (TotalPay® Card) products, and the collection and payment of wage garnishments. Tax and Financial Services also offers wage verification, unemployment claims processing and sales and use tax services. This business provides an electronic interface between ADP clients and over 7,600 federal, state and local tax agencies in the United States, from the Internal Revenue Service to local governments. In fiscal 2009, Tax and Financial Services in the United States processed and delivered over 51 million year-end tax statements (i.e., Form W-2) to its clients’ employees and over 39 million employer payroll tax returns and deposits, and moved over $1 trillion in client funds to taxing authorities and its clients’ employees via electronic transfer, direct deposit and ADPCheck.

  Insurance Services provides a comprehensive Pay-by-Pay workers’ compensation payment program and, through Automatic Data Processing Insurance Agency, Inc., offers workers compensation and group health insurance to small and mid-sized clients.

  Tax Credit Services provides job tax credit services that assist employers in the identification of, and filing for, federal, state and local tax credits and other incentives based on geography, demographics and other criteria, and includes negotiation of incentive packages with applicable governmental agencies.

     Employer Services also provides the following solutions and services:

  Retirement Services provides recordkeeping and/or related administrative services with respect to various types of retirement (primarily 401(k) and SIMPLE IRA) plans, deferred compensation plans and “premium only” cafeteria plans.

  Pre-Employment Services includes Screening and Selection Services and Applicant Management Services. Screening and Selection Services provides background checks, reference verifications and an HR help desk. Applicant Management Services provides employers with a web-based solution to manage their talent throughout their lifecycle.

  ADP’s Benefit Services provides benefits administration across all market segments, including management of open enrollment and ongoing enrollment of benefits, and leave of absence, COBRA and FSA administration.

  ADP’s Time and Labor Management Services provides solutions for employers to capture, calculate and report employee time and attendance.

  ADP’s Talent Management solutions include Performance Management, Compensation Management and Learning Management.

International

     Employer Services has a growing presence outside of the United States, where it offers solutions on the basis of both geographic and specific client business needs. ADP offers in-country “best of breed” payroll and human resource outsourcing solutions to small and large clients alike in over a dozen countries outside of the United States. In each of Canada and Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and human resource administration services. Within Europe, Employer Services has business operations supporting its in-country solutions in eight countries: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia and Asia, ADP provides traditional service bureau payroll and also offers full departmental outsourcing of payroll services. ADP expanded its presence in China in fiscal year 2009 with the acquisition of a majority interest in a leading Chinese provider of human resources outsourcing services. ADP also offers wage and tax collection and remittance services in Canada, the United Kingdom and the Netherlands.

     There is a steadily increasing demand from multinational companies for global payroll and human resource management services. In fiscal 2009, ADP continued to expand its GlobalView® offering, making it available in 40 countries. GlobalView is built on the SAP® ERP Human Capital Management and the SAP NetWeaver® platform and offers multinational and global companies an end-to-end outsourcing solution enabling standardized payroll processing and human resource administration. As of the end of fiscal 2009, 87 clients had contracted for GlobalView services, with approximately 490,000 employees being processed. Upon completing the implementation for all these clients, ADP expects to be providing GlobalView services to nearly one million employees in 41 countries. Further, through its ADP Streamline® offering, ADP now also provides a single point of contact for payroll processing and human resource administration services for multinational companies with small and mid-sized operations in 54 countries. At the end of fiscal 2009, ADP Streamline was used by 201 multinational companies with approximately 24,000 employees being processed.

Professional Employer Organization Services

     In the United States, ADP TotalSource®, ADP’s professional employer organization (PEO) business, provides approximately 5,300 clients with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees. ADP TotalSource is the largest PEO in the United States based on the number of total paid worksite employees. ADP TotalSource has 46 offices located in 22 states and serves approximately 193,000 worksite employees in all 50 states.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and other business management solutions to automotive, heavy truck, motorcycle, marine, recreational vehicle (RV) and heavy machinery retailers in North America, Europe, Africa and the Asia Pacific region. Approximately 27,000 automotive, heavy truck, motorcycle, marine, RV and heavy machinery retailers in over 90 countries use ADP’s DMS solutions, other software solutions, networking solutions, data integration, consulting and/or digital marketing solutions and services.

     Clients use ADP’s DMS solutions to manage core business activities such as accounting, inventory management, factory communications, appointment scheduling, vehicle financing and insurance, sales and service. In addition to its DMS solutions, Dealer Services offers its clients a full suite of additional integrated applications to address each department and functional area of the dealership, including Customer Relationship Management (CRM) applications, front-end sales and marketing/advertising solutions, and an IP Telephony phone system fully-integrated into the DMS to help dealerships drive sales processes and business development initiatives. Dealer Services also provides its dealership clients computer hardware, hardware maintenance services, software support, system design and network consulting services.

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

     All of Dealer Services’ solutions are supported by comprehensive training offerings and business process consulting services. ADP’s DMS and other software solutions are available as “on-site” applications installed at the dealership or as application service provider (ASP) managed services solutions (in which clients outsource their information technology management activities to Dealer Services).

Markets and Marketing Methods

     Employer Services offers services in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia. PEO Services are offered exclusively in the United States. Dealer Services has offerings in North America, Europe, Africa and the Asia Pacific region. In select emerging markets, Dealer Services uses distributors to sell, implement and support ADP’s solutions.

     None of ADP’s major business groups have a single homogenous client base or market. Employer Services and PEO Services have clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Dealer Services primarily serves automobile dealers, which in turn may be dependent on a relatively small number of automobile manufacturers, but also serves heavy truck, powersports (i.e., motorcycle, marine and recreational) and heavy machinery dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles and trucks. Employer Services also sells to automobile dealers. While concentrations of clients exist, no one client or industry group is material to ADP’s overall revenues.

     Historically ADP’s businesses have not been overly sensitive to price changes, although in the current economic conditions we have observed, among some clients and groups of clients, an impact on sensitivity to pricing and demand for ADP’s services. In fiscal 2009, Employer Services continued to grow, primarily due to new business started in the period and the impact of price increases, partially offset by a decrease in average client funds balances and a decrease in the number of employees on our clients’ payrolls; Dealer Services was negatively impacted by the difficulties facing the automotive industry due to dealership consolidations and closings, lower transactional revenue and dealerships reducing services in order to cut their discretionary expenses; and PEO Services grew primarily due to an increase in the average number of worksite employees and a related increase in administrative revenues.

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

Clients and Client Contracts

     ADP provides its services to about 570,000 clients. In fiscal 2009, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

     Our business is typically characterized by long-term client relationships that result in recurring revenue. ADP is continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time (as little as 24 hours) for an SBS client to a longer period (generally six to twelve months) for a National Account Services or Dealer Services client with multiple deliverables, and in some cases may exceed two years for a large GlobalView client or other large, complicated implementation. Although we monitor sales that have not yet been billed or installed, we do not view this metric as material in light of the recurring nature of our business. This is not a reported number, but it is used by management as a planning tool relating to resources needed to install services, and a means of assessing our performance against the installation timing expectations of our clients.

     ADP’s average client retention is estimated at just under 10 years in Employer Services, approximately 5 years in PEO Services and 10 or more years in Dealer Services, and has not varied significantly from period to period.

     ADP’s services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP.

Systems Development and Programming

     During the fiscal years ended June 30, 2009, 2008 and 2007, ADP invested $588 million, $611 million and $609 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

Product Development

     ADP continually upgrades, enhances and expands its existing solutions and services. Generally, no new solution or service has a significant effect on ADP’s revenues or negatively impacts its existing solutions and services, and ADP’s solutions and services have significant remaining life cycles.

Licenses

     ADP is the licensee under a number of agreements for computer programs and databases. ADP’s business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks and franchises are not material to ADP’s business as a whole.

Number of Employees

     ADP employed approximately 45,000 persons as of June 30, 2009.

Item 1A. Risk Factors

     Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means ADP, together with its subsidiaries. The level of importance of each of the following risks may vary from time to time.

Changes in laws and regulations may decrease our revenues and earnings

     Portions of ADP’s business are subject to governmental regulations. Changes in governmental regulations may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing funds that we collect from clients but have not yet remitted to the applicable taxing authorities or client employees, thus reducing our revenues and income from this source. In addition, changes in taxation requirements in the United States or in other countries could adversely affect our effective tax rate and our net income.

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

Our systems may be subject to disruptions that could adversely affect our business and reputation

     Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting and other data processing systems. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or damage to our reputation. We have disaster recovery plans in place to protect our businesses against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite our preparations, in the event of a catastrophic occurrence, our disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.

If we fail to adapt our technology to meet client needs and preferences, the demand for our services may diminish

     Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance and expand our existing solutions and services. If we fail to respond successfully to the technology challenges, the demand for our services may diminish.

Political and economic factors may adversely affect our business and financial results

     Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with us. The availability of financing, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet liquidity needs required by our Employer Services business. In addition, certain types of investments may not be available to us or become too risky for us to invest in, which may reduce the interest we earn on client funds. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results and liquidity. We are dependent upon various large banks to execute Automated Clearing House and wire transfers as part of our client payroll and tax services. While we have contingency plans in place for bank failures, a systemic shut-down of the banking industry would impede our ability to process funds on behalf of our payroll and tax services clients and could have a material adverse impact on our financial results and liquidity.

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

We may be unable to attract and retain qualified personnel

     Our ability to grow and provide our clients with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills to serve our clients. Competition for skilled employees in the outsourcing and other markets in which we operate is intense and if we are unable to attract and retain highly skilled and motivated personnel, expected results from our operations may suffer.

Item 1B. Unresolved Staff Comments

     None

Item 2. Properties

     ADP owns 43 of its processing centers, other operational offices, sales offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 4,153,066 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices and sales offices. All of these leases, which aggregate approximately 5,793,581 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2036. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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

     None

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

     The principal market for the Company’s common stock (symbol: ADP) is the NASDAQ Global Select Market. The following table sets forth the reported high and low sales prices of the Company’s common stock and the cash dividends per share of common stock declared, during the past two fiscal years. The sales prices reported are from the NASDAQ Global Select Market beginning with the fiscal quarter ended December 31, 2008 and are based on the New York Stock Exchange composite transactions prior thereto. As of June 30, 2009, there were 41,939 holders of record of the Company’s common stock. As of such date, 295,731 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2009 quarter ended:

June 30	$39.08	$34.08	$0.330
March 31	$40.99	$32.03	$0.330
December 31	$42.93	$30.83	$0.330
September 30	$45.97	$40.26	$0.290

Fiscal 2008 quarter ended:

June 30	$45.23	$41.25	$0.290
March 31	$44.66	$37.74	$0.290
December 31	$49.81	$44.25	$0.290
September 30	$49.38	$43.91	$0.230

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of Shares
			Purchased as Part	that may yet be
			of the Publicly	Purchased under
			Announced	the Common
	Total Number of	Average Price	Common Stock	Stock Repurchase
Period	Shares Purchased (1)	Paid per Share	Repurchase Plan (2)	Plan (2)

April 1, 2009 to
April 30, 2009	1,206	$34.61	--	47,023,533

May 1, 2009 to
May 31, 2009	--	--	--	47,023,533

June 1, 2009 to
June 30, 2009	5,201	$36.50	--	47,023,533

Total	6,407		--

(1)	Pursuant to the terms of the Company’s restricted stock program, the Company made purchases of 1,206 shares during April 2009 and 5,201 shares during June 2009 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors’ approval to repurchase shares of the Company’s common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million

      There is no expiration date for the common stock repurchase plan.

Performance Graph

     The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index and a Peer Group Index(b), assuming an initial investment of $100 on June 30, 2004, with all dividends reinvested.

(a)	On March 30, 2007, the Company completed the spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. The cumulative returns of the Company’s common stock have been adjusted to reflect the spin-off.

(b)	The Peer Group Index is comprised of the following companies:

Administaff, Inc.	Paychex, Inc.
Computer Sciences Corporation	The Ultimate Software Group, Inc.
Global Payments Inc.	Total System Services, Inc.
Hewitt Associates, Inc.	The Western Union Company
Intuit Inc.

Gevity HR, Inc. was acquired in 2009 and was removed from the Peer Group Index.

Item 6. Selected Financial Data

     The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2009	2008	2007	2006	2005
Total revenues	$8,867.1	$8,776.5	$7,800.0	$6,835.6	$6,131.3
Total costs of revenues	$4,839.5	$4,680.1	$4,087.3	$3,603.7	$3,165.3
Gross profit	$4,027.6	$4,096.4	$3,712.7	$3,231.9	$2,966.0
Earnings from continuing operations before income taxes	$1,904.7	$1,812.0	$1,623.5	$1,361.2	$1,237.8
Net earnings from continuing operations	$1,328.2	$1,161.7	$1,021.2	$841.9	$780.6
Basic earnings per share from continuing operations	$2.64	$2.23	$1.86	$1.46	$1.34
Diluted earnings per share from continuing operations	$2.63	$2.20	$1.83	$1.45	$1.32
Basic weighted average shares outstanding	503.2	521.5	549.7	574.8	583.2
Diluted weighted average shares outstanding	505.8	527.2	557.9	580.3	590.0
Cash dividends declared per share	$1.2800	$1.1000	$0.8750	$0.7100	$0.6050
Return on equity from continuing operations (Note 1)	25.5%	22.7%	18.3%	14.3%	13.9%
At year end:
Cash, cash equivalents and marketable securities	$2,388.5	$1,660.3	$1,884.6	$2,461.3	$1,716.0
Total assets	$25,351.7	$23,734.4	$26,648.9	$27,490.1	$27,615.4
Obligation under commercial paper borrowing	$730.0	$-	$-	$-	$-
Long-term debt	$42.7	$52.1	$43.5	$74.3	$75.7
Stockholders’ equity	$5,322.6	$5,087.2	$5,147.9	$6,011.6	$5,783.9

Note 1. Return on equity from continuing operations has been calculated as net earnings from continuing operations divided by average total stockholders’ equity.

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

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS

     ADP is one of the world’s largest providers of business outsourcing solutions. Leveraging 60 years of experience, ADP offers a wide range of human resource (“HR”), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, heavy truck, motorcycle, marine, recreational vehicle (“RV”) and heavy machinery dealers throughout the world. The Company’s reportable segments are: Employer Services, PEO Services and Dealer Services. A brief description of each segment’s operations is provided below.

Employer Services

     Employer Services offers a comprehensive range of HR information, payroll processing, tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist approximately 540,000 employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. Employer Services categorizes its services as payroll and payroll tax, and “beyond payroll.” The payroll and payroll tax business represents the Company’s core payroll processing and payroll tax filing business. The “beyond payroll” business represents the services that extend beyond the payroll and payroll tax filing services, such as time and labor management, benefits administration, retirement recordkeeping and administration, and HR administration services. Within Employer Services, the Company collects client funds and remits such funds to tax authorities for payroll tax filing and payment services, and to employees of payroll services clients.

PEO Services

     PEO Services provides approximately 5,300 small and medium sized businesses with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and other business management solutions to automotive, heavy truck, motorcycle, marine, RV and heavy machinery retailers in North America, Europe, South Africa and the Asia Pacific region. Approximately 27,000 automotive, heavy truck, motorcycle, marine, RV and heavy machinery retailers in over 90 countries use our DMS products, other software applications, networking solutions, data integration, consulting and/or digital marketing services.

EXECUTIVE OVERVIEW

     During the fiscal year ended June 30, 2009 (“fiscal 2009”), we maintained focus on the execution of our five-point strategic growth program, which consists of:

  Strengthening the core business;

  Growing our differentiated HR Business Process Outsourcing (“BPO”) offerings;

  Focusing on international expansion;

  Entering adjacent markets that leverage the core; and

  Expanding pretax margins.

     ADP’s fiscal 2009 results were clearly impacted by the severe economic conditions, including rising unemployment, declining automobile sales, low interest rates, and volatile financial markets. However, we are meeting the challenge of this recessionary environment by continuing to focus on our five-point strategy and taking the actions necessary for the Company to be stronger and even better positioned for when the economy improves.

     The headwinds from the global recession impacted our growth during fiscal 2009. Consolidated revenues from continuing operations in fiscal 2009 grew 1%, to $8,867.1 million, as compared to $8,776.5 million in the fiscal year ended June 30, 2008 (“fiscal 2008”) due to increases in revenues in Employer Services of 4%, or $225.3 million, to $6,587.7 million, and PEO Services of 12%, or $125.3 million, to $1,185.8 million. Such increases were partially offset by fluctuations in foreign currency rates, which reduced our revenue by $188.0 million, or 2%, a decrease in the consolidated interest on funds held for clients of $74.7 million and a decrease in Dealer Services revenue of 3%, or $42.8 million. Earnings from continuing operations before income taxes and net earnings from continuing operations increased 5% and 14%, respectively. Diluted earnings per share from continuing operations increased 20%, to $2.63 in fiscal 2009, from $2.20 per share in fiscal 2008, on fewer weighted average diluted shares outstanding.

     Employer Services’ revenues increased 4% and PEO Services revenues increased 12% in fiscal 2009. Employer Services’ and PEO Services’ new business sales, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, declined 15% worldwide, to approximately $982.3 million in fiscal 2009. In fiscal 2009, average client funds balances declined 3% due to lower bonuses, lower wage growth, and a decline in pays per control. Our key business metrics for Employer Services showed year-over-year declines in fiscal 2009. “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 137,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 2.5% in fiscal 2009. Client retention decreased 1.2 percentage points worldwide over last year’s record level. PEO Services’ revenues grew 12% in fiscal 2009 due to a 10% increase in the average number of worksite employees. Dealer Services’ revenues, which were negatively impacted by the difficulties facing the automotive industry, decreased 3% in fiscal 2009 due to dealership consolidations and closings, lower transactional revenue and dealerships reducing services in order to cut their discretionary expenses.

     We have a strong focus on strengthening our business model, which has approximately 90% recurring revenues, excellent margins from the ability to generate consistent, strong cash flows, strong client retention and low capital expenditure requirements. We believe we have right-sized the organization for the expected near-term lower revenue growth. Additionally, ADP has continued to return excess cash to our shareholders. We have bought back approximately 20% of the Company’s common stock that was outstanding at the beginning of the fiscal year ended June 30, 2006. We have also raised the dividend payout for 34 consecutive years while still maintaining our AAA credit rating.

     We are especially pleased with the performance of our investment portfolio and the investment choices we made throughout the year. Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment-grade fixed-income securities. We own senior tranches of fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. In addition, our AAA credit rating has helped us maintain uninterrupted access to the commercial paper market.

     Our financial condition and balance sheet remain solid at June 30, 2009, with cash and marketable securities of $2,388.5 million. The cash and marketable securities balance included $730.0 million of cash related to the outstanding commercial paper borrowing as of June 30, 2009, which was repaid on July 1, 2009. This borrowing was a normal part of our client funds extended investment strategy. Our net cash flows provided by operating activities were $1,562.6 million in fiscal 2009, as compared to $1,772.2 million in fiscal 2008. This decrease in cash flows from fiscal 2008 to fiscal 2009 was due to the timing of collections of accounts receivable and the timing of funding of our employee benefits program, partially offset by a decrease in pension plan contributions as compared to the prior year.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

(Dollars in millions, except per share amounts)
	Years ended June 30,
	2009	2008	$ Change	% Change
Total revenues	$8,867.1	$8,776.5	$90.6	1%

Costs of revenues:
Operating expenses	4,102.0	3,915.7	186.3	5%
Systems development and
programming costs	499.7	525.9	(26.2)	(5)%
Depreciation and amortization	237.8	238.5	(0.7)	0%
Total costs of revenues	4,839.5	4,680.1	159.4	3%

Selling, general and
administrative expenses	2,197.6	2,370.4	(172.8)	(7)%
Interest expense	33.3	80.5	(47.2)	(59)%
Total expenses	7,070.4	7,131.0	(60.6)	(1)%

Other income, net	108.0	166.5	(58.5)	(35)%

Earnings from continuing
operations before income taxes	$1,904.7	$1,812.0	$92.7	5%
Margin	21.5%	20.6%

Provision for income taxes	$576.5	$650.3	$(73.8)	(11)%
Effective tax rate	30.3%	35.9%

Net earnings from
continuing operations	$1,328.2	$1,161.7	$166.5	14%

Diluted earnings per share
from continuing operations	$2.63	$2.20	$0.43	20%

Total Revenues

     Our consolidated revenues grew 1%, to $8,867.1 million in fiscal 2009, from $8,776.5 in fiscal 2008, due to increases in revenues in Employer Services of 4%, or $225.3 million, to $6,587.7 million, and PEO Services of 12%, or $125.3 million, to $1,185.8 million. Such increases were partially offset by fluctuations in foreign currency rates, which reduced our revenue by $188.0 million, or 2%, a decrease in the consolidated interest on funds held for clients of $74.7 million and a decrease in Dealer Services of 3%, or $42.8 million. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 4.0% in fiscal 2009 as compared to 4.4% in fiscal 2008, and a decrease in our average client funds balances for fiscal 2009 of 3.1%, to $15.2 billion.

Total Expenses

     Our consolidated expenses decreased 1%, to $7,070.4 million in fiscal 2009, from $7,131.0 million in fiscal 2008. The decrease in our consolidated expenses was due to a decrease of $161.3 million, or 2%, related to foreign currency fluctuations and a decrease in selling, general and administrative expenses of $172.8 million, which was attributable to lower selling expenses and cost saving initiatives that commenced in fiscal 2008 and continued in fiscal 2009. These decreases were partially offset by an increase in operating expenses of $186.3 million attributable to the increase in our revenues discussed above. In addition, there was an increase in pass-through costs in our PEO business including those costs associated with providing benefits coverage for worksite employees of $102.7 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $16.8 million.

     Our total costs of revenues increased $159.4 million, to $4,839.5 million in fiscal 2009, from $4,680.1 million in fiscal 2008, due to an increase in our operating expenses of $186.3 million, partially offset by a decrease in our systems development and programming costs of $26.2 million.

     Operating expenses increased $186.3 million, or 5%, in fiscal 2009 compared to fiscal 2008 due to the increase in revenues described above, including the increases in PEO Services, which have pass-through costs including those costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that are re-billable. These pass-through costs were $874.8 million in fiscal 2009, which included costs for benefits coverage of $724.3 million and costs for workers compensation and payment of state unemployment taxes of $150.5 million. These costs were $755.3 million in fiscal 2008, which included costs for benefits coverage of $621.6 million and costs for workers compensation and payment of state unemployment taxes of $133.7 million. The increase in operating expenses is also due to higher expenses in Employer Services of $64.5 million related to increased service costs for investment in client-facing resources. Such increases were partially offset by a decrease in operating expenses of approximately $84.0 million due to foreign currency fluctuations.

     Systems development and programming expenses decreased $26.2 million, or 5%, in fiscal 2009 compared to fiscal 2008 due to decreases related to the impact of foreign currency fluctuations of $15.8 million, a decrease in stock-based compensation expenses of $6.5 million and a decrease in programming expenses related to our systems of $3.9 million. The decrease in programming expenses was a result of a decrease in the average cost per associate as a larger percentage of our associates are located in off-shore and smart-shore locations. In addition, depreciation and amortization expenses decreased $0.7 million in fiscal 2009 compared to fiscal 2008 due to decreases related to the impact of foreign currency fluctuations of $5.4 million, which were partially offset by increased amortization expenses of $4.7 million resulting from the intangible assets acquired with new businesses and the purchases of software and software licenses.

     Selling, general and administrative expenses decreased $172.8 million, or 7%, in fiscal 2009 compared to fiscal 2008, which was attributable to decreases related to the impact of foreign currency fluctuations of $55.7 million, a decrease in selling expenses related to a decline in our new client sales of $45.6 million and a reversal of $23.3 million in expenses due to a favorable ruling related to an international business capital tax. In addition, the decrease is attributable to our cost saving initiatives that commenced in fiscal 2008 and continued in fiscal 2009, which included a reduction in payroll and payroll related expenses of $32.3 million and a decrease in stock-based compensation expenses of $16.3 million. Such decreases were partially offset by an increase in restructuring charges, primarily related to severance, of $67.6 million and an increase in the provision for our allowance for doubtful accounts of $15.5 million due to losses related to our notes receivable from automotive, heavy truck and powersports dealers.

     Interest expense decreased $47.2 million in fiscal 2009 as a result of a decrease of $40.6 million related to our short-term commercial paper program and a decrease of $6.6 million related to our reverse repurchase program. In the aggregate, interest expense decreased by approximately $68.4 million related to decreases in interest rates and increased approximately $21.2 million related to increases in borrowings. In fiscal 2009 and 2008, the Company’s average borrowings under the commercial paper program were $1.9 billion and $1.4 billion, respectively, at weighted average interest rates of 1.0% and 4.2%, respectively. In fiscal 2009 and 2008, the Company’s average borrowings under the reverse repurchase program were approximately $425.9 million and $360.4 million, respectively, at weighted average interest rates of 1.3% and 3.4%, respectively.

Other Income, net

Years ended June 30,	2009	2008	$ Change
(Dollars in millions)
Interest income on corporate funds	$(134.2)	$(149.5)	$(15.3)
Gain on sale of building	(2.2)	(16.0)	(13.8)
Realized gains on available-for-sale securities	(11.4)	(10.1)	1.3
Realized losses on available-for-sale securities	23.8	11.4	(12.4)
Realized loss on investment in Reserve Fund	18.3	-	(18.3)
Other, net	(2.3)	(2.3)	-

Other income, net	$(108.0)	$(166.5)	$(58.5)

     Other income, net, decreased $58.5 million in fiscal 2009 as compared to fiscal 2008 due to a loss of $18.3 million related to investment in the Primary Fund of the Reserve Fund (the “Reserve Fund”), a decrease in interest income on corporate funds of $15.3 million, a reduction in income of $13.8 million from the sale of buildings and an increase in net realized losses on available-for-sale securities of $11.1 million. In the aggregate, interest income on corporate funds decreased by approximately $30.9 million related to decreases in interest rates and increased approximately $15.6 million related to increases in average daily balances. Average interest rates decreased from 4.4% in fiscal 2008 to 3.6% in fiscal 2009. Average daily balances increased from $3.4 billion in fiscal 2008 to $3.7 billion in fiscal 2009.

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased 5%, to $1,904.7 million in fiscal 2009, from $1,812.0 million in fiscal 2008, due to the increase in revenues and the decrease in expenses discussed above. Overall margin increased 80 basis points in fiscal 2009.

Provision for Income Taxes

     The effective tax rate in fiscal 2009 was 30.3%, as compared to 35.9% in fiscal 2008. The decrease in the effective tax rate is due to a reduction in the provision for income taxes of $120.0 million related to favorable tax settlements, including an Internal Revenue Service (“IRS”) audit settlement and the settlement of a state tax matter. These settlements decreased the effective tax rate by approximately 6.3 percentage points in fiscal 2009. Lastly, during fiscal 2008, there was a reduction in the provision for income taxes of $12.4 million related to the settlement of a state tax matter. This decreased the effective tax rate by approximately 0.7 percentage points in fiscal 2008.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

     Net earnings from continuing operations increased 14%, to $1,328.2 million, in fiscal 2009, from $1,161.7 million in fiscal 2008, and the related diluted earnings per share from continuing operations increased 20%, to $2.63 in fiscal 2009. The increase in net earnings from continuing operations in fiscal 2009 reflects the increased revenues, lower expenses and lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations in fiscal 2009 reflects the increase in net earnings from continuing operations and the impact of fewer weighted average diluted shares outstanding due to the repurchase of 13.8 million shares in fiscal 2009 and 32.9 million shares in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

(Dollars in millions, except per share amounts)
	Years ended June 30,
	2008	2007	$ Change	% Change
Total revenues	$8,776.5	$7,800.0	$976.5	13%

Costs of revenues:
Operating expenses	3,915.7	3,392.3	523.4	15%
Systems development and
programming costs	525.9	486.1	39.8	8%
Depreciation and amortization	238.5	208.9	29.6	14%
Total costs of revenues	4,680.1	4,087.3	592.8	15%

Selling, general and
administrative expenses	2,370.4	2,206.2	164.2	7%
Interest expense	80.5	94.9	(14.4)	(15)%
Total expenses	7,131.0	6,388.4	742.6	12%

Other income, net	166.5	211.9	(45.4)	(21)%

Earnings from continuing
operations before income taxes	$1,812.0	$1,623.5	$188.5	12%
Margin	20.6%	20.8%

Provision for income taxes	$650.3	$602.3	$48.0	8%
Effective tax rate	35.9%	37.1%

Net earnings from
continuing operations	$1,161.7	$1,021.2	$140.5	14%

Diluted earnings per share
from continuing operations	$2.20	$1.83	$0.37	20%

Total Revenues

     Our consolidated revenues in fiscal 2008 grew 13%, to $8,776.5 million, due to increases in revenues in Employer Services of 9%, or $546.1 million, to $6,362.4 million, PEO Services of 20%, or $175.7 million, to $1,060.5 million, and Dealer Services of 9%, or $110.8 million, to $1,391.4 million. Our consolidated internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was 11% in fiscal 2008. Revenue growth was favorably impacted by $167.8 million, or 2%, due to fluctuations in foreign currency exchange rates.

     Our consolidated revenues in fiscal 2008 include interest on funds held for clients of $684.5 million as compared to $653.6 million in the year ended June 30, 2007 (“fiscal 2007”). The increase in the consolidated interest earned on funds held for clients resulted from the increase of 6.6% in our average client funds balances to $15.7 billion, offset by the decrease in the average interest rate earned to 4.4% in fiscal 2008 as compared to 4.5% in fiscal 2007.

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

     Operating expenses increased $523.4 million, or 15%, in fiscal 2008 due to the increase in revenues described above, including the increases in PEO services, which has pass-through costs including those costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that are re-billable. These costs were $755.3 million in fiscal 2008, which included costs for benefits coverage of $621.6 million and costs for workers compensation and payment of state unemployment taxes of $133.7 million. These costs were $633.7 million in fiscal 2007, which included costs for benefits coverage of $505.5 million and costs for workers compensation and payment of state unemployment taxes of $128.2 million. The increase in operating expenses is also due to an increase of approximately $131.7 million relating to compensation expenses associated with implementation and service personnel in Employer Services. Operating expenses also increased approximately $28.0 million due to the operating costs of acquired businesses and approximately $73.6 million due to foreign currency fluctuations.

     Systems development and programming costs increased $39.8 million, or 8%, in fiscal 2008 compared to fiscal 2007 due to an increase in expenses of $5.1 million for acquired businesses. Systems development and programming expenses also increased approximately $15.0 million due to foreign currency fluctuations. In addition, depreciation and amortization expenses increased $29.6 million, or 14%, in fiscal 2008 compared to fiscal 2007 due to increased amortization expenses of $10.2 million resulting from the intangible assets acquired with new businesses and the purchases of software and software licenses in fiscal 2008.

     Selling, general and administrative expenses increased $164.2 million, or 7%, in fiscal 2008 as compared to fiscal 2007, which was attributable to the increase in salesforce personnel to support our new domestic business sales in Employer Services. This increase in salesforce personnel resulted in an increase of approximately $32.0 million of expenses. Selling, general and administrative expenses also increased approximately $34.5 million due to the selling, general and administrative costs of acquired businesses and approximately $48.8 million due to foreign currency fluctuations. These increases were partially offset by a decrease in stock-based compensation expense of $8.0 million.

     Interest expense decreased $14.4 million in fiscal 2008 as a result of lower average borrowings and lower average interest rates on our short-term commercial paper program. In fiscal 2008 and 2007, the Company’s average borrowings under the commercial paper program were $1.4 billion and $1.5 billion, respectively, at weighted average interest rates of 4.2% and 5.3%, respectively.

Other Income, net

Years ended June 30,	2008	2007	$ Change
(Dollars in millions)
Interest income on corporate funds	$(149.5)	$(165.0)	$(15.5)
Gain on sale of building	(16.0)	-	16.0
Gain on sale of investment	-	(38.6)	(38.6)
Realized gains on available-for-sale securities	(10.1)	(20.8)	(10.7)
Realized losses on available-for-sale securities	11.4	12.5	1.1
Other, net	(2.3)	-	2.3

Other income, net	$(166.5)	$(211.9)	$(45.4)

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

Earnings from Continuing Operations before Income Taxes

     Earnings from continuing operations before income taxes increased $188.5 million, or 12%, from $1,623.5 million in fiscal 2007 to $1,812.0 million in fiscal 2008 due to the increase in revenues and corresponding expenses discussed above. Overall margin decreased 20 basis points in fiscal 2008.

Provision for Income Taxes

     The effective tax rate in fiscal 2008 was 35.9%, as compared to 37.1% in fiscal 2007. The decrease in the effective tax rate is due to a favorable mix in income among state tax jurisdictions, as well as tax rate decreases in certain foreign tax jurisdictions. Additionally, during fiscal 2008, there was a reduction in the provision for income taxes of $12.4 million related to the settlement of a state tax matter. This decreased the effective tax rate by approximately 0.7 percentage points in fiscal 2008. These decreases were partially offset by an increase in the provision for income taxes relating to the recording of the interest liability associated with unrecognized tax benefits as required under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). This increased the effective tax rate by approximately 0.6 percentage points in fiscal 2008.

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

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2009	2008	2007	2009	2008	2009	2008
Employer Services	$6,587.7	$6,362.4	$5,816.3	$225.3	$546.1	4%	9%
PEO Services	1,185.8	1,060.5	884.8	125.3	175.7	12%	20%
Dealer Services	1,348.6	1,391.4	1,280.6	(42.8)	110.8	(3)%	9%
Other	19.5	5.1	(1.4)	14.4	6.5	100 +%	100 +%
Reconciling items:
Foreign exchange	(208.2)	(27.8)	(177.3)
Client funds interest	(66.3)	(15.1)	(3.0)

Total revenues	$8,867.1	$8,776.5	$7,800.0	$90.6	$976.5	1%	13%

Earnings from Continuing Operations before Income Taxes

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2009	2008	2007	2009	2008	2009	2008
Employer Services	$1,775.4	$1,615.4	$1,417.7	$160.0	$197.7	10%	14%
PEO Services	118.7	104.8	80.4	13.9	24.4	13%	30%
Dealer Services	224.1	233.8	207.2	(9.7)	26.6	(4)%	13%
Other	(239.6)	(245.2)	(180.9)	5.6	(64.3)	2%	(36)%
Reconciling items:
Foreign exchange	(19.2)	4.1	(18.5)
Client funds interest	(66.3)	(15.1)	(3.0)
Cost of capital charge	111.6	114.2	120.6

Total earnings from continuing
operations before income taxes	$1,904.7	$1,812.0	$1,623.5	$92.7	$188.5	5%	12%

     The fiscal 2008 and 2007 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2009 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments’ revenues are presented on a consistent basis without the impact of fluctuations in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

     Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

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

Employer Services

Fiscal 2009 Compared to Fiscal 2008

Revenues

     Employer Services' revenues increased $225.3 million, or 4%, to $6,587.7 million in fiscal 2009. Revenues from our payroll and payroll tax filing business were flat for fiscal 2009. Our payroll and payroll tax filing revenues were adversely impacted in fiscal 2009 due to the reduced number of payrolls processed, a decline in pays per control and a reduction in the average daily balances held, but these declines were offset by pricing increases. Our worldwide client retention decreased by 1.2 percentage points during fiscal 2009. Lost business due to clients’ pricing sensitivity and clients going out of business increased during fiscal 2009 as a result of economic pressures. “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 137,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 2.5% in fiscal 2009. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment decreased $25.0 million, or 3.4% in fiscal 2009, as a result of a decrease in average daily balances from $15.5 billion for fiscal 2008 to $15.0 billion for fiscal 2009, related to lower bonuses, lower wage growth, and a decline in pays per control. The impact of pricing increases was an increase of approximately 2% to our revenue for fiscal 2009. Revenues from our “beyond payroll” services increased 8% in fiscal 2009 due to an increase in our Time and Labor Management and HR Benefits services revenues, due to an increase in the number of clients utilizing these services, partially offset by a decline in our Retirement Services revenues due to a decrease in the market value of the assets under management.

Earnings from Continuing Operations before Income Taxes

     Employer Services’ earnings from continuing operations before income taxes increased $160.0 million, or 10%, to $1,775.4 million in fiscal 2009. Earnings from continuing operations before income taxes for fiscal 2009 grew at a faster rate than revenues due to a decrease of $57.7 million related to management incentive compensation expenses, slower growth in selling expenses of $36.2 million as compared to revenues due to a decline in our new client sales and our cost saving initiatives that commenced in fiscal 2008 and continued in fiscal 2009, including headcount reductions and curtailment of non-essential travel and entertainment expenses. These decreases in expenses were offset, in part, by higher expenses of $64.5 million related to increased service costs for investment in client-facing resources.

Fiscal 2008 Compared to Fiscal 2007

Revenues

     Employer Services' revenues increased $546.1 million, or 9%, to $6,362.4 million in fiscal 2008 due to new business started in the period, an increase in the number of employees on our clients’ payrolls, the impact of price increases, which contributed approximately 2% to our revenue growth, and an increase in average client funds balances, which increased interest revenues. Internal revenue growth, which represents revenue growth excluding the impact of acquisitions and divestitures, was approximately 8% for fiscal 2008. Revenue from our payroll and payroll tax filing business grew 7%. “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 141,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 1.3% in fiscal 2008. Our worldwide client retention increased 0.2 percentage points in fiscal 2008, as compared to fiscal 2007. Revenues from our “beyond payroll” services increased 16% in fiscal 2008 due to an increase in our Time and Labor Management services revenues of 17% and due to the impact of business acquisitions. The increase in revenues related to our Time and Labor Management services was due to an increase in the number of clients utilizing these services. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $41.4 million in fiscal 2008, which accounted for 1% growth in Employer Services’ revenues. This increase was due to the increase in the average client funds balances as a result of new business started in the period, growth in our existing client base and growth in wages. The average client funds balances were $15.5 billion in fiscal 2008 and $14.6 billion in fiscal 2007, representing an increase of 6.4%.

Earnings from Continuing Operations before Income Taxes

     Employer Services’ earnings from continuing operations before income taxes increased $197.7 million, or 14%, to $1,615.4 million in fiscal 2008. Earnings from continuing operations before income taxes for fiscal 2008 grew at a faster rate than revenues due to the improvement in margins for our services resulting from the leveraging of our expense structure with increased revenues. This was offset, in part, by higher compensation expenses of $131.7 million for implementation and service personnel, as well as higher selling expenses of $38.0 million attributable to the increase in salesforce personnel in Employer Services. Lastly, our expenses increased by approximately $42.2 million as a result of acquisitions of businesses in Employer Services.

PEO Services

Fiscal 2009 Compared to Fiscal 2008

Revenues

     PEO Services’ revenues increased $125.3 million, or 12%, to $1,185.8 million in fiscal 2009 due to a 10% increase in the average number of worksite employees. The increase in the average number of worksite employees was due to new client sales. Revenues associated with benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $119.5 million due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $15.3 million, or 7%, due to the increase in the number of average worksite employees. We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $1.5 million in fiscal 2009 due to the increase in the average client funds balances as a result of increased PEO Services’ new business and growth in our existing client base. The average client funds balances were $0.2 billion in both fiscal 2009 and fiscal 2008.

Earnings from Continuing Operations before Income Taxes

     PEO Services’ earnings from continuing operations before income taxes increased $13.9 million, or 13%, to $118.7 million in fiscal 2009. This increase was primarily attributable to the increase in revenues described above, net of the related cost of providing benefits coverage, workers’ compensation coverage and payment of state unemployment taxes for worksite employees, which are included in costs of revenues. In fiscal 2009, there was an increase in costs associated with our PEO business related to costs associated with providing benefits coverage for worksite employees of $102.7 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $16.8 million. In addition, there was an increase in expenses related to new business sales of $2.0 million in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Revenues

     PEO Services’ revenues increased $175.7 million, or 20%, to $1,060.5 million in fiscal 2008 due to an 18% increase in the average number of worksite employees. The increase in the average number of worksite employees was due to new client sales and the net increase in the number of worksite employees at existing clients. Additionally, benefits related revenues, which are billed to our clients and have an equal amount of cost in operating expenses, increased $115.8 million, or 23%, due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services that are billed based upon a percentage of wages related to worksite employees, increased $29.4 million, or 17%, due to the increase in the number of average worksite employees and price increases. We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $1.7 million in fiscal 2008 due to the increase in the average client funds balances as a result of increased PEO Services’ new business and growth in our existing client base. The average client funds balances were $0.2 billion in fiscal 2008 and $0.1 billion in fiscal 2007.

Earnings from Continuing Operations before Income Taxes

     PEO Services’ earnings from continuing operations before income taxes increased $24.4 million, or 30%, to $104.8 million in fiscal 2008. This increase was primarily attributable to the increase in revenues described above, net of the related cost of providing benefits coverage, workers compensation coverage and payment of state unemployment taxes for worksite employees, which are included in costs of revenues. This increase was partially offset by an increase in our operating costs and selling expenses. In fiscal 2008, our cost of providing benefits to worksite employees increased $116.1 million over fiscal 2007. Our expenses associated with new business sales increased $12.2 million as a result of growth in our salesforce and an increase in sales over fiscal 2007. In addition, the costs of providing our services increased $14.0 million in fiscal 2008.

Dealer Services

Fiscal 2009 Compared to Fiscal 2008

Revenues

     Dealer Services' revenues decreased $42.8 million, or 3%, to $1,348.6 million in fiscal 2009. Revenues for our Dealer Services business would have declined approximately 4% for fiscal 2009 without the impact of acquisitions. The decrease in revenues was due to client losses and cancellation of services resulting from the consolidation and closing of dealerships and continued pressure on dealerships to reduce costs, all of which resulted in a decrease to revenues of $72.9 million for fiscal 2009. In addition, revenues decreased $23.9 million due to lower Credit Check, Laser Printing, and Computerized Vehicle Registration (“CVR”) transaction volume and $9.5 million due to a decrease in revenues from consulting services and forms and supplies. These decreases in revenues were offset by a $67.8 million increase in revenues from new clients and growth in our key products during fiscal 2009. The growth in our key products was driven by increased users for Application Service Provider (“ASP”) managed services, growth in our Customer Relationship Management applications and new network and hosted IP telephony installations.

Earnings from Continuing Operations before Income Taxes

     Dealer Services’ earnings from continuing operations before income taxes decreased $9.7 million, or 4%, to $224.1 million in fiscal 2009 due to the decrease of $42.8 million in revenues discussed above, which was partially offset by a decrease in expenses of $33.1 million. The decrease in expenses was due to lower selling expenses of $11.4 million related to a decline in new client sales and a decrease of $13.2 million in expenses due to certain cost saving initiatives, including headcount reductions and curtailment of non-essential travel and entertainment expenses, and a decrease of $7.1 million related to management incentive compensation expenses.

Fiscal 2008 Compared to Fiscal 2007

Revenues

     Dealer Services' revenues increased $110.8 million, or 9%, to $1,391.4 million in fiscal 2008. The increase in revenues in fiscal 2008 was driven by both internal revenue growth and by acquisitions. Internal revenue growth, which represents the revenue growth excluding the impact of acquisitions and divestitures, was approximately 6% in fiscal 2008. Revenues increased for our dealer business systems in North America by $59.1 million, to $1,012.9 million in fiscal 2008 due to growth in our key products. The growth in our key products was driven by the increased users for ASP managed services, growth in our Digital Marketing strategic initiatives, increased Credit Check and CVR transaction volume, and new network and hosted IP telephony installations. In addition, revenues increased $39.9 million due to business acquisitions in the fourth quarter of the fiscal year 2007 as well as in fiscal 2008.

Earnings from Continuing Operations before Income Taxes

     Dealer Services’ earnings from continuing operations before income taxes increased $26.6 million, or 13%, to $233.8 million in fiscal 2008 due to the increase in revenues of our dealer business systems and contributions from recent acquisitions. These increases were offset by an increase in operating expenses as a result of an increase in headcount to support new business sales and the timing of installations during the year. Lastly, our expenses increased by approximately $37.0 million as a result of acquisitions of businesses during fiscal 2008.

Other

     The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense. Stock-based compensation expense was $96.0 million, $123.6 million and $130.5 million in fiscal 2009, 2008 and 2007, respectively. Lastly, a gain on the sale of a building of $2.2 million in fiscal 2009 and a gain on sale of a building of $16.0 million in fiscal 2008 are included in “Other.”

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The global financial markets experienced much volatility during fiscal 2009. Despite this volatility in the financial markets, we believe that our liquidity position remains strong. We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations. However, it is not possible to predict the impact of future events on our financial results or liquidity.

     At June 30, 2009, cash and marketable securities were $2,388.5 million, stockholders’ equity was $5,322.6 million and the ratio of long-term debt-to-equity was 0.8%. Working capital before funds held for clients and client funds obligations was $1,521.0 million, as compared to $1,343.1 million at June 30, 2008. This increase is due to cash generated from operations, partially offset by the use of cash to repurchase common stock and the use of cash for dividend payments.

     Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during fiscal 2009, and we held approximately $2.3 billion of cash, which included $730.0 million of cash related to the outstanding commercial paper borrowing as of June 30, 2009, which was repaid on July 1, 2009, and approximately $0.1 billion of marketable securities at June 30, 2009. The commercial paper borrowing is a normal part of our client funds extended investment strategy. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

     Net cash flows provided by operating activities totaled $1,562.6 million in fiscal 2009, as compared to $1,772.2 million in fiscal 2008. The decrease in net cash flows provided by operating activities was due to the timing of funding of our employee benefits program, which reduced cash flows from operating activities by $45.0 million. In addition, there was an increase in accounts receivable due to the timing of cash collections, which reduced our cash flows from operating activities by $183.9 million. These decreases in net cash flows provided by operating activities were partially offset by the timing of pension plan contributions as compared to the prior year, which increased cash flows from operating activities by $49.3 million.

     Net cash flows used in investing activities in fiscal 2009 totaled $644.1 million, as compared to net cash flows provided by investing activities of $2,613.9 million in fiscal 2008. The decrease in net cash flows from investing activities of $3,258.0 million was due to the timing of receipts and payments of our cash held to satisfy client funds obligations, which resulted in the use of cash of $4,851.3 million during fiscal 2009. In addition, we received proceeds of $112.4 million from the sale of businesses during fiscal 2008. Lastly, during fiscal 2009, there was a reclassification from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below. The proceeds received related to the Reserve Fund have been included in proceeds from the sales and maturities of corporate and client funds marketable securities. These decreases in cash flows were partially offset by a reduction in cash paid for acquisitions of $30.3 million, cash received from the sale of property, plant and equipment of $25.7 million and the timing of purchases of and proceeds from the sales or maturities of marketable securities that resulted in an increase in cash flows of $1,850.5 million.

     Net cash flows provided by financing activities in fiscal 2009 totaled $468.4 million as compared to net cash flows used in financing activities of $5,270.7 million in fiscal 2008. The increase in net cash flows from financing activities of $5,739.1 million was due to the net change in the client funds obligations of $4,365.5 million as a result of timing of cash received and payments made related to client funds obligations, proceeds received from the issuance of commercial paper of $730.0 million and a decrease in the repurchases of common stock of $924.4 million. We purchased 13.8 million shares of our common stock at an average price per share of $39.72 during fiscal 2009 as compared to purchases of 32.9 million shares of our common stock at an average price per share of $44.44 during fiscal 2008. Such increases in cash flows of financing activities were partially offset by an increase in dividends paid of $80.5 million and a decrease in the proceeds from stock purchase plan and exercises of stock options of $157.0 million.

     Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2009, we had $730.0 million in commercial paper outstanding. Such amount was repaid on July 1, 2009. At June 30, 2008, there was no commercial paper outstanding. In fiscal 2009 and 2008, our average borrowings were $1.9 billion and $1.4 billion, respectively, at a weighted average interest rate of 1.0% and 4.2%, respectively. The weighted average maturity of our commercial paper was less than two days in both fiscal 2009 and fiscal 2008. Throughout fiscal 2009, we had full access to our U.S. short-term funding requirements related to client funds obligations.

     Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2009, there were no outstanding obligations under reverse repurchase agreements. At June 30, 2008, we had an $11.8 million obligation outstanding related to reverse repurchase agreements that matured on July 2, 2008 and was repaid. In fiscal 2009 and 2008, we had average outstanding balances under reverse repurchase agreements of $425.9 million and $360.4 million, respectively, at a weighted average interest rate of 1.3% and 3.4%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations.

     In June 2009, we entered into a $2.25 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced our prior $2.25 billion 364-day facility. In addition, we also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by us to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2009 under the credit agreements. We believe that we currently meet all conditions set forth in the credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.0 billion available to us under the credit agreements.

     Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment-grade fixed-income securities. We own senior tranches of fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

     We have an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. At September 30, 2008, we reclassified $211.1 million of our investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, we have reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as a reclassification from cash equivalents to short-term marketable securities. During fiscal 2009, we recorded an $18.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the Reserve Fund. As of June 30, 2009, we had received approximately $198.5 million in distributions from the Reserve Fund. Subsequent to the distributions received from the Reserve Fund and the charges recorded during fiscal 2009, we have a remaining balance of $3.9 million in short-term marketable securities related to the Reserve Fund as of June 30, 2009.

     During fiscal 2009, the number of automotive dealerships in the United States to which we provide services has continued to decline primarily due to the consolidation of dealerships and dealerships going out of business. In April 2009, Chrysler LLC (“Chrysler”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business and subsequently emerged from bankruptcy in June 2009. In June 2009, General Motors Corporation (“GM”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business and subsequently emerged from bankruptcy in July 2009. We expect the total number of GM and Chrysler dealerships in the United States to decline by about 1,800 over the next 12 to 18 months. Given our share of the market, the impact of these dealership closings to our revenues in Dealer Services is expected to be up to $50 million on an annualized basis. At June 30, 2009, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $73 million and $35 million, respectively, due from automobile dealerships that sell GM or Chrysler products in the United States. At June 30, 2009, we do not have any significant amounts due to us directly from GM or Chrysler.

     Capital expenditures for continuing operations in fiscal 2009 were $167.7 million, as compared to $186.4 million in fiscal 2008 and $169.7 million in fiscal 2007. The capital expenditures in fiscal 2009 related to our data center and other facility improvements to support our operations. We expect capital expenditures in the year ended June 30, 2010 (“fiscal 2010”) to be between $130 million and $150 million.

     The following table provides a summary of our contractual obligations as of June 30, 2009:

(In millions)
	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Unknown	Total
Debt Obligations (1)	$2.8	$13.3	$13.3	$16.1	$-	$45.5

Operating Lease and Software
License Obligations (2)	246.1	386.3	148.6	39.7	-	820.7

Purchase Obligations (3)	124.8	119.3	30.0	-	-	274.1

Obligations related to Unrecognized	-	-	-	-	92.8	92.8
Tax Benefits (4)

Other long-term liabilities reflected
on our Consolidated Balance Sheets:
Compensation and Benefits (5)	55.2	108.6	78.1	146.0	11.8	399.7

Acquisition-related obligations (6)	8.0	-	-	-	-	8.0
Total	$436.9	$627.5	$270.0	$201.8	$104.6	$1,640.8

(1)	These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. See Note 12 to the consolidated financial statements for additional information about our debt and related matters. The estimated interest payments due by corresponding period above are $1.5 million, $3.0 million, $2.9 million, and $5.8 million, respectively, which have been excluded.

(2)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to purchase and maintenance agreements on our software, equipment and other assets.

(4)	We made the determination that net cash payments expected to be paid within the next 12 months, related to unrecognized tax benefits of $92.8 million at June 30, 2009, are expected to be zero. We are unable to make reasonably reliable estimates as to the period beyond the next 12 months in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)	Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.

(6)	Acquisition-related obligations relate to contingent consideration for business acquisitions for which the amount of contingent consideration was determinable at the date of acquisition and therefore included on the Consolidated Balance Sheet as a liability.

     In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2009, the obligations relating to these matters, which are expected to be paid in fiscal 2010, total $15,992.6 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $16,419.2 million of cash and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2009.

     The Company’s wholly-owned subsidiary, ADP Indemnity, Inc., provides workers’ compensation and employer liability insurance coverage for our PEO worksite employees. We have secured specific per occurrence and aggregate stop loss reinsurance from third-party carriers that cap losses that reach a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO business. In fiscal 2009 and 2008, the net premium was $60.8 million and $51.4 million, respectively. In fiscal 2009 and 2008, we paid claims of $43.6 million and $38.1 million, respectively. At June 30, 2009, our cash and marketable securities included balances totaling approximately $181.6 million to cover the actuarially-estimated cost of workers’ compensation claims for the policy years that the PEO worksite employees were covered by ADP Indemnity, Inc.

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

     Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At June 30, 2009, approximately 85% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

     There are inherent risks and uncertainties involving our investment strategy relating to our client fund assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s, the highest possible credit rating), our ability to execute reverse repurchase transactions and available borrowings under our $6 billion committed revolving credit facilities. However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

     Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2009	2008	2007
Average investment balances at cost:
Corporate investments	$3,744.7	$3,387.0	$3,556.8
Funds held for clients	15,162.4	15,654.3	14,682.9
Total	$18,907.1	$19,041.3	$18,239.7

Average interest rates earned exclusive of
realized gains/(losses) on:
Corporate investments	3.6%	4.4%	4.6%
Funds held for clients	4.0%	4.4%	4.5%
Total	3.9%	4.4%	4.5%

Realized gains on available-for-sale securities	$11.4	$10.1	$20.8
Realized losses on available-for-sale securities	(23.8)	(11.4)	(12.5)
Net realized (losses)/gains on available-for-sale securities	$(12.4)	$(1.3)	$8.3

As of June 30:
Net unrealized pre-tax gains/(losses) on
available-for-sale securities	$436.6	$142.1	$(184.9)

Total available-for-sale securities at fair value	$14,730.2	$15,066.4	$13,369.4

     Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased by 50 basis points, from 4.4% for fiscal 2008 to 3.9% for fiscal 2009. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2010. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $3 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2010.

     We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At June 30, 2009, approximately 83% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

     We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial position, results of operations and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We use derivative financial instruments as risk management tools and not for trading purposes. There were no derivative financial instruments outstanding at June 30, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued including the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. On June 30, 2009, we adopted SFAS No. 165 and the adoption did not have a material impact on our results of operations, cash flows or financial condition.

     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. On April 1, 2009, we adopted FSP FAS 157-4 and the adoption did not have a material impact on our results of operations, cash flows or financial condition.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities by requiring a company to assess whether it is probable that it will not be able to recover the cost basis of a security utilizing several factors, including the length of time and the extent to which fair value has been less than the cost basis, adverse conditions related to a particular security and volatility of a particular security. FSP FAS 115-2 and FAS 124-2 also requires that an other-than-temporary impairment charge for debt securities be recorded in earnings if it is more-likely-than-not that the entity will sell or be required to sell a debt security before anticipated recovery of the cost basis. In addition, if any portion of a decline in fair value below the cost basis of a security is related to credit losses, such amount should be recorded in earnings. Lastly, FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities to all interim and annual periods. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. On April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2 and the adoption did not have a material impact on our results of operations, cash flows or financial condition.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. On April 1, 2009, we adopted FSP FAS 107-1 and APB 28-1 and the adoption did not have a material impact on our results of operations, cash flows or financial condition.

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

     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141(R)-1 will impact business combinations that may be completed by the Company on or after July 1, 2009. We do not know if the adoption of SFAS No. 141R and FSP FAS 141(R)-1 will have a material impact on our results of operations and financial condition as the impact depends solely on whether we complete any business combinations after July 1, 2009 and the terms of such transactions.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on our consolidated results of operations, cash flows or financial condition. We will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and do not anticipate it will have a material impact on our results of operations, cash flows or financial condition.

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

     Goodwill. We account for goodwill and other intangible assets with indefinite useful lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. We perform this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. We use discounted cash flows to determine fair values. We had $2,375.5 million of goodwill as of June 30, 2009. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

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

     The Company accounts for tax positions taken or expected to be taken in a tax return in accordance with the provisions of FIN 48, which was adopted by the Company on July 1, 2007. FIN 48 prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements. As of June 30, 2009 and 2008, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $92.8 million and $404.2 million, respectively.

     If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $20.5 million in the next twelve months. We do not expect any cash payments related to unrecognized tax benefits in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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
Roseland, New Jersey

     We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 1 and 15 to the consolidated financial statements, the company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” effective July 1, 2007. As discussed in Note 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective June 30, 2007.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
August 28, 2009

Statements of Consolidated Earnings
(In millions, except per share amounts)
Years ended June 30,	2009	2008	2007
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$7,080.4	$7,038.9	$6,267.4
Interest on funds held for clients	609.8	684.5	653.6
PEO revenues (A)	1,176.9	1,053.1	879.0
TOTAL REVENUES	8,867.1	8,776.5	7,800.0

EXPENSES:
Costs of revenues
Operating expenses	4,102.0	3,915.7	3,392.3
Systems development and programming costs	499.7	525.9	486.1
Depreciation and amortization	237.8	238.5	208.9
TOTAL COSTS OF REVENUES	4,839.5	4,680.1	4,087.3

Selling, general and administrative expenses	2,197.6	2,370.4	2,206.2
Interest expense	33.3	80.5	94.9
TOTAL EXPENSES	7,070.4	7,131.0	6,388.4

Other income, net	(108.0)	(166.5)	(211.9)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,904.7	1,812.0	1,623.5

Provision for income taxes	576.5	650.3	602.3

NET EARNINGS FROM CONTINUING OPERATIONS	1,328.2	1,161.7	1,021.2

Earnings from discontinued operations, net of (benefit) provision for income taxes of $(0.8), $23.2 and $110.6 for the fiscal years
ended June 30, 2009, 2008 and 2007, respectively	4.4	74.0	117.5

NET EARNINGS	$1,332.6	$1,235.7	$1,138.7

Basic earnings per share from continuing operations	$2.64	$2.23	$1.86
Basic earnings per share from discontinued operations	0.01	0.14	0.21
BASIC EARNINGS PER SHARE	$2.65	$2.37	$2.07

Diluted earnings per share from continuing operations	$2.63	$2.20	$1.83
Diluted earnings per share from discontinued operations	0.01	0.14	0.21
DILUTED EARNINGS PER SHARE	$2.63	$2.34	$2.04

Basic weighted average shares outstanding	503.2	521.5	549.7
Diluted weighted average shares outstanding	505.8	527.2	557.9

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $12,310.4, $11,247.4 and $9,082.5, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)
June 30,	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,265.3	$917.5
Short-term marketable securities	30.8	666.3
Accounts receivable, net	1,055.4	1,034.6
Other current assets	921.1	771.6
Assets held for sale	12.1	-
Total current assets before funds held for clients	4,284.7	3,390.0
Funds held for clients	16,419.2	15,418.9
Total current assets	20,703.9	18,808.9
Long-term marketable securities (A)	92.4	76.5
Long-term receivables, net	162.6	234.0
Property, plant and equipment, net	734.5	742.9
Other assets	702.7	808.3
Goodwill	2,375.5	2,426.7
Intangible assets, net	580.1	637.1
Total assets	$25,351.7	$23,734.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$130.3	$126.9
Accrued expenses and other current liabilities	778.5	668.1
Accrued payroll and payroll related expenses	402.3	479.4
Dividends payable	162.1	145.7
Short-term deferred revenues	329.8	356.1
Obligation under reverse repurchase agreement	-	11.8
Obligation under commercial paper borrowing	730.0	-
Income taxes payable	230.7	258.9
Total current liabilities before client funds obligations	2,763.7	2,046.9
Client funds obligations	15,992.6	15,294.7
Total current liabilities	18,756.3	17,341.6
Long-term debt	42.7	52.1
Other liabilities	477.1	587.9
Deferred income taxes	254.5	170.0
Long-term deferred revenues	498.5	495.6
Total liabilities	20,029.1	18,647.2

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued, 638.7 shares at June 30, 2009 and 2008;
outstanding, 501.7 and 510.3 shares at June 30, 2009 and 2008, respectively	63.9	63.9
Capital in excess of par value	520.0	522.0
Retained earnings	10,716.6	10,029.8
Treasury stock - at cost: 137.0 and 128.4 shares at June 30, 2009 and 2008, respectively	(6,133.9)	(5,804.7)
Accumulated other comprehensive income (loss)	156.0	276.2
Total stockholders' equity	5,322.6	5,087.2
Total liabilities and stockholders' equity	$25,351.7	$23,734.4

(A) As of June 30, 2008, long-term marketable securities include $11.7 of securities that have been pledged as collateral under a reverse repurchase agreement.

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In millions, except per share amounts)
								Accumulated
			Capital in					Other
	Common Stock		Excess of	Deferred	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income	Income (Loss)
Balance at June 30, 2006	638.7	$63.9	$157.4	$-	$9,111.4	$(3,194.8)		$(126.3)
Adoption of Statement of Financial Accounting
Standards No. 158, net of tax	-	-	-	-	-	-		(63.1)
Net earnings	-	-	-	-	1,138.7	-	$1,138.7	-
Foreign currency translation adjustments							76.4	76.4
Unrealized net gain on securities, net of tax							81.9	81.9
Minimum pension liability adjustment, net of tax							(2.3)	(2.3)
Comprehensive income							$1,294.7

Stock-based compensation expense	-	-	148.7	-	-	-		-
Issuances relating to stock compensation plans	-	-	25.6	-	-	464.4
Tax benefits from stock compensation plans	-	-	29.8	-	-	-		-
Treasury stock acquired (40.2 shares)	-	-	-	-	-	(1,920.3)		-
Adoption of Staff Accounting Bulletin No. 108, net of tax	-	-	(3.2)	-	44.3	-		-
Brokerage Services Group spin-off	-	-	-	-	(1,125.2)	-		-
Brokerage Services Group dividend	-	-	-	-	690.0	-		-
Debt conversion (1.1 shares)	-	-	(6.5)	-	-	37.8		-
Dividends ($0.8750 per share)	-	-	-	-	(480.7)	-		-

Balance at June 30, 2007	638.7	$63.9	$351.8	$-	$9,378.5	$(4,612.9)		$(33.4)
Net earnings	-	-	-	-	1,235.7	-	$1,235.7	-
Foreign currency translation adjustments							127.9	127.9
Unrealized net gain on securities, net of tax							209.7	209.7
Pension liability adjustment, net of tax							(28.0)	(28.0)
Comprehensive income							$1,545.3

Stock-based compensation expense	-	-	123.6	-	-	-		-
Issuances relating to stock compensation plans	-	-	(29.5)	-	-	271.7
Tax benefits from stock compensation plans	-	-	34.0	-	-	-		-
Treasury stock acquired (32.9 shares)	-	-	-	-	-	(1,463.5)		-
Adoption of Financial Accounting Standards Board Interpretation No. 48	-	-	-	-	(11.7)	-		-
Tax basis adjustment related to pooling of interest (see Note 14)	-	-	42.1	-	-	-		-
Dividends ($1.1000 per share)	-	-	-	-	(572.7)	-		-

Balance at June 30, 2008	638.7	$63.9	$522.0	$-	$10,029.8	$(5,804.7)		$276.2
Net earnings	-	-	-	-	1,332.6	-	$1,332.6	-
Foreign currency translation adjustments							(192.1)	(192.1)
Unrealized net gain on securities, net of tax							191.1	191.1
Pension liability adjustment, net of tax							(119.2)	(119.2)
Comprehensive income							$1,212.4

Stock-based compensation expense	-	-	96.0	-	-	-		-
Issuances relating to stock compensation plans	-	-	(105.8)	-	-	219.7		-
Tax benefits from stock compensation plans	-	-	7.8	-	-	-		-
Treasury stock acquired (13.8 shares)	-	-	-	-	-	(548.9)		-
Dividends ($1.2800 per share)	-	-	-	-	(645.8)	-		-

Balance at June 30, 2009	638.7	$63.9	$520.0	$-	$10,716.6	$(6,133.9)		$156.0

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)
Years ended June 30,	2009	2008	2007
Cash Flows From Operating Activities
Net earnings	$1,332.6	$1,235.7	$1,138.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on sale of cost-based investment	-	-	(38.6)
Gain on sale of building	(2.2)	(16.0)	-
Depreciation and amortization	308.1	319.1	288.8
Deferred income taxes	(47.9)	(92.7)	15.1
Excess tax benefit related to exercises of stock options	(1.5)	(0.7)	(0.2)
Stock-based compensation expense	96.0	123.6	130.5
Net pension expense	33.8	40.0	40.3
Net realized loss (gain) from the sales of marketable securities	12.4	1.3	(8.3)
Net amortization of premiums and accretion of discounts on available-for-sale securities	58.3	42.7	40.5
Gain on sale of discontinued businesses, net of tax	(4.4)	(74.0)	(20.9)
Other	36.1	100.6	40.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase) decrease in accounts receivable	(149.7)	34.2	(255.6)
(Increase) in other assets	(85.7)	(40.5)	(88.0)
(Decrease) increase in accounts payable	(9.7)	9.7	(1.5)
(Decrease) increase in accrued expenses and other liabilities	(13.6)	89.2	(43.3)
Operating activities of discontinued operations	-	-	59.7
Net cash flows provided by operating activities	1,562.6	1,772.2	1,298.0
Cash Flows From Investing Activities
Purchases of corporate and client funds marketable securities	(2,736.5)	(6,407.2)	(4,449.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,320.4	5,140.6	4,840.0
Net (increase) decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	(731.7)	4,119.6	(598.0)
Capital expenditures	(157.9)	(181.0)	(172.8)
Additions to intangibles	(96.0)	(96.6)	(150.0)
Acquisitions of businesses, net of cash acquired	(67.0)	(97.3)	(446.9)
Reclassification from cash and cash equivalents to short-term marketable securities	(211.1)	-	-
Proceeds from the sale of cost-based investment	-	-	38.6
Dividend received from Broadridge Financial Solutions, Inc., net of $29.9 million in cash retained by Broadridge Financial Solutions, Inc.	-	-	660.1
Proceeds from the sale of property, plant and equipment	25.7	-	-
Proceeds from the sale of businesses included in discontinued operations, net of cash divested	-	112.4	17.2
Other	10.0	23.4	14.5
Investing activities of discontinued operations	-	-	(30.5)
Net cash flows (used in) provided by investing activities	(644.1)	2,613.9	(276.9)
Cash Flows From Financing Activities
Net increase (decrease) in client funds obligations	885.2	(3,480.3)	707.7
Proceeds from issuance of debt	12.5	21.2	0.6
Payments of debt	(21.9)	(10.1)	(1.8)
Repurchases of common stock	(580.4)	(1,504.8)	(1,900.4)
Proceeds from stock purchase plan and exercises of stock options	82.7	239.7	344.2
Excess tax benefit related to exercises of stock options	1.5	0.7	0.2
Dividends paid	(629.4)	(548.9)	(461.3)
Net (purchases of) proceeds from reverse repurchase agreements	(11.8)	11.8	-
Net proceeds from issuance of commercial paper	730.0	-	-
Financing activities of discontinued operations	-	-	134.1
Net cash flows provided by (used in) financing activities	468.4	(5,270.7)	(1,176.7)
Effect of exchange rate changes on cash and cash equivalents	(39.1)	41.3	15.7
Net change in cash and cash equivalents	1,347.8	(843.3)	(139.9)
Cash and cash equivalents of continuing operations, beginning of year	917.5	1,746.1	1,800.1
Cash and cash equivalents of discontinued operations, beginning of year	-	14.7	100.6
Cash and cash equivalents, end of year	2,265.3	917.5	1,760.8
Less cash and cash equivalents of discontinued operations, end of year	-	-	14.7
Cash and cash equivalents of continuing operations, end of year	$2,265.3	$917.5	$1,746.1

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

B. Description of Business. The Company is a provider of technology-based outsourcing solutions to employers and vehicle retailers and manufacturers. The Company classifies its operations into the following reportable segments: Employer Services, Professional Employer Organization (“PEO”) Services, and Dealer Services. The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

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

PEO revenues are reported on the Statements of Consolidated Earnings and are reported net of direct pass-through costs, which are costs billed and incurred for PEO worksite employees, primarily consisting of payroll wages and payroll taxes. Benefits, workers’ compensation and state unemployment tax fees for PEO worksite employees are included in PEO revenues and the associated costs are included in operating expenses.

D. Cash and Cash Equivalents. Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.

E. Corporate Investments and Funds Held for Clients. All of the Company’s marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and are included in other income, net on the Statements of Consolidated Earnings.

If the fair value of an available-for-sale debt security is below its amortized cost, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery. If either of those two conditions is met, the Company would recognize a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in accumulated other comprehensive income (loss).

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

F. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to automotive, heavy truck and powersports and truck dealers. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return over the term of each contract.

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

There were no derivative financial instruments outstanding at June 30, 2009 or June 30, 2008.

L. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

		Effect of	Effect of	Effect of	Effect of
		Zero Coupon	Employee	Employee	Employee
		Subordinated	Stock Option	Stock Purchase	Restricted Stock
Years ended June 30,	Basic	Notes	Shares	Plan Shares	Shares	Diluted

2009
Net earnings from continuing operations	$1,328.2	$-	$-	$-	$-	$1,328.2
Weighted average shares (in millions)	503.2		1.2	-	1.4	505.8
EPS from continuing operations	$2.64					$2.63

2008
Net earnings from continuing operations	$1,161.7	$-	$-	$-	$-	$1,161.7
Weighted average shares (in millions)	521.5		4.3	0.3	1.1	527.2
EPS from continuing operations	$2.23					$2.20

2007
Net earnings from continuing operations	$1,021.2	$1.1	$-	$-	$-	$1,022.3
Weighted average shares (in millions)	549.7	0.8	4.8	1.0	1.6	557.9
EPS from continuing operations	$1.86					$1.83

Options to purchase 32.9 million, 12.6 million, and 16.9 million shares of common stock for fiscal 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective fiscal year.

M. Stock-Based Compensation. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment,” which requires stock-based compensation expense to be recognized in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued using a binominal option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

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

P. Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company is subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities.

The Company accounts for tax positions taken or expected to be taken in a tax return in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), which was adopted by the Company on July 1, 2007. As a result of the adoption, the Company recorded a net decrease to retained earnings of $11.7 million, as well as a corresponding increase to other liabilities on the Consolidated Balance Sheets. FIN 48 prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2009 and 2008, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $92.8 million and $404.2 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $20.5 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Q. Recently Issued Accounting Pronouncements. In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued including the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. On June 30, 2009, the Company adopted SFAS No. 165 and the adoption did not have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. On April 1, 2009, the Company adopted FSP FAS 157-4 and the adoption did not have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities by requiring a company to assess whether it is probable that it will not be able to recover the cost basis of a security utilizing several factors, including the length of time and the extent to which fair value has been less than the cost basis, adverse conditions related to a particular security and volatility of a particular security. FSP FAS 115-2 and FAS 124-2 also requires that an other-than-temporary impairment charge for debt securities be recorded in earnings if it is more-likely-than-not that the entity will sell or be required to sell a debt security before anticipated recovery of the cost basis. In addition, if any portion of a decline in fair value below the cost basis of a security is related to credit losses, such amount should be recorded in earnings. Lastly, FSP FAS 115-2 and FAS 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities to all interim and annual periods. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 and the adoption did not have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. On April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1 and the adoption did not have a material impact on its results of operations, cash flows or financial condition.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141(R)-1 will impact business combinations that may be completed by the Company on or after July 1, 2009. The Company does not know if the adoption of SFAS No. 141R and FSP FAS 141(R)-1 will have a material impact on its results of operations and financial condition as the impact depends solely on whether the Company completes any business combinations after July 1, 2009 and the terms of such transactions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted SFAS No. 157 for assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of SFAS No. 157 did not have an impact on its consolidated results of operations, cash flows or financial condition. The Company will adopt SFAS No. 157 for non-financial assets that are recognized or disclosed on a non-recurring basis on July 1, 2009 and it does not anticipate such adoption will have a material impact on its results of operations, cash flows or financial condition.

NOTE 2. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2009	2008	2007
Interest income on corporate funds	$(134.2)	$(149.5)	$(165.0)
Gain on sale of building	(2.2)	(16.0)	-
Gain on sale of investment	-	-	(38.6)
Realized gains on available-for-sale securities	(11.4)	(10.1)	(20.8)
Realized losses on available-for-sale securities	23.8	11.4	12.5
Realized loss on investment in Reserve Fund	18.3	-	-
Other, net	(2.3)	(2.3)	-

Other income, net	$(108.0)	$(166.5)	$(211.9)

Proceeds from sales and maturities of available-for-sale securities were $3,320.4 million, $5,140.6 million and $4,840.0 million for fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, the Company recorded an $18.3 million loss to other income, net on the Statements of Consolidated Earnings related to the Primary Fund of the Reserve Fund (the “Reserve Fund”). In fiscal 2009, the Company also sold a building for $5.8 million, which resulted in a net gain of $2.2 million in other income, net, on the Statements of Consolidated Earnings.

In fiscal 2008, the Company sold a building for $20.7 million, which resulted in a net gain of $16.0 million in other income, net, on the Statements of Consolidated Earnings.

In fiscal 2007, the Company sold a minority investment that was previously accounted for using the cost basis. The Company’s sale of this investment resulted in a gain of $38.6 million.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. (“Broadridge”) pursuant to which the Company will continue to provide data center outsourcing services, principally information technology services and service delivery network services, to Broadridge in the same capacity post-spin as it had been pre-spin. As a result of the outsourcing agreement, the Company recognized income of $103.5 million and $107.8 million in fiscal 2009 and fiscal 2008, respectively, which is offset by expenses associated with providing such services of $101.3 million and $105.5 million, respectively, both of which were recorded in other income, net on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.7 million and $9.7 million on June 30, 2009 and 2008, respectively.

NOTE 3. ACQUISITIONS

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

The Company acquired four businesses in fiscal 2009 for approximately $62.7 million, which includes $6.4 million in accrued contingent payments expected to be paid in future periods and which is net of cash acquired. These acquisitions resulted in approximately $60.3 million of goodwill. Intangible assets acquired, which totaled approximately $20.8 million, consist of software, customer contracts and lists and trademarks that are being amortized over a weighted average life of 9 years. In addition, the Company made $10.7 million of contingent payments in fiscal 2009 relating to previously consummated acquisitions. As of June 30, 2009, the Company had contingent consideration remaining for all transactions of approximately $6.3 million.

The Company acquired four businesses in fiscal 2008 for approximately $45.9 million, net of cash acquired. These acquisitions resulted in approximately $37.7 million of goodwill. Intangible assets acquired, which totaled approximately $11.6 million, consist primarily of software and customer contracts and lists that are being amortized over a weighted average life of 9 years. In addition, the Company made $51.4 million of contingent payments in fiscal 2008 relating to previously consummated acquisitions.

The Company acquired eleven businesses in fiscal 2007 for approximately $434.4 million, net of cash acquired. These acquisitions resulted in approximately $327.2 million of goodwill. Intangible assets acquired, which totaled approximately $157.9 million, consist primarily of software and customer contracts and lists that are being amortized over a weighted average life of 9 years. In addition, the Company made $12.5 million of contingent payments in fiscal 2007 relating to previously consummated acquisitions.

The acquisitions discussed above for fiscal 2009, 2008 and 2007 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

NOTE 4. DIVESTITURES

During fiscal 2009, the Company recorded a net gain of $2.8 million, net of taxes, within earnings from discontinued operations related to a change in estimated taxes on the divestitures of business of $2.6 million and a change in professional fees incurred in connection with the divestitures of businesses of $0.2 million. During fiscal 2008, the Company recorded a net gain of $10.2 million, net of taxes, within earnings from discontinued operations related to a change in estimated taxes on the divestitures of businesses of $11.3 million, partially offset by professional fees incurred in connection with the divestitures of businesses of $1.1 million.

On June 30, 2007, the Company entered into a definitive agreement to sell its Travel Clearing business for approximately $116.0 million in cash. The Company completed the sale of its Travel Clearing business on July 6, 2007. The Travel Clearing business was previously reported in the “Other” segment. In connection with the disposal of this business, the Company classified the results of this business as discontinued operations for all periods presented. During fiscal 2008, the Company reported a gain of $95.8 million, or $62.2 million after taxes, within earnings from discontinued operations on the Statements of Consolidated Earnings.

On March 30, 2007, the Company completed the tax-free spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company. As a result of the spin-off, ADP stockholders of record on March 23, 2007 (the “record date”) received one share of Broadridge common stock for every four shares of ADP common stock held by them on the record date and cash for any fractional shares of Broadridge common stock. ADP distributed approximately 138.8 million shares of Broadridge common stock in the distribution. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders. The Company classified the results of operations of the spun-off business as discontinued operations for all periods presented.

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, which specializes in sales and marketing training, for approximately $4.0 million in cash and the assumption of certain liabilities by the buyer, plus additional earn-out payments if certain revenue targets are achieved. The Company classified the results of operations of this business as discontinued operations for all periods presented. Additionally, during fiscal 2007, the Company reported a gain of $11.2 million, or $6.9 million after tax, within earnings from discontinued operations on the Statements of Consolidated Earnings. In March 2008 and April 2009, the Company received two additional payments of $2.5 million during each period, which represented purchase price adjustments for the sale of Sandy Corporation. The Company recorded additional gains of $2.5 million, or $1.6 million net of tax, within earnings from discontinued operations during both fiscal 2008 and fiscal 2009 for the payments received.

On April 13, 2006, the Company completed the sale of its Claims Services business to Solera, Inc. In fiscal 2007, the Company received an additional payment of $13.2 million, or $12.6 million after tax, from Solera, Inc., which represented the final purchase price adjustment for the sale of the Claims Services business. The Company reported the final purchase price adjustment within earnings from discontinued operations on the Statements of Consolidated Earnings. The Claims Services business was a separate operating segment of the Company and was reported in the “Other” segment. In connection with the disposal of this business, the Company classified the results of operations of this business as discontinued operations for all periods presented.

Operating results for all discontinued operations were as follows:

Years ended June 30,	2009	2008	2007
Revenues	$-	$-	$1,518.7
Earnings from discontinued operations before income taxes	-	-	201.4
Provision for income taxes	-	-	104.8
Net earnings from discontinued operations before gain
on disposal of discontinued operations	-	-	96.6
Gain on disposal of discontinued operations, net of
(benefit) provision for income taxes of $(0.8), $23.2 and
$5.8 for fiscal 2009, 2008 and 2007, respectively	4.4	74.0	20.9
Net earnings from discontinued operations	$4.4	$74.0	$117.5

There were no assets or liabilities of discontinued operations as of June 30, 2009 or 2008.

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2009 and 2008 are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$4,077.5	$-	$-	$4,077.5
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,273.0	268.3	(1.4)	5,539.9
Corporate bonds	4,647.6	135.9	(35.3)	4,748.2
Asset-backed securities	1,482.2	44.2	(4.7)	1,521.7
Canadian government obligations and
Canadian government agency obligations	929.2	41.4	(0.1)	970.5
Other securities	1,961.6	48.2	(59.9)	1,949.9

Total available-for-sale securities	14,293.6	538.0	(101.4)	14,730.2

Total corporate investments and funds
held for clients	$18,371.1	$538.0	$(101.4)	$18,807.7

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$2,012.8	$-	$-	$2,012.8
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,138.5	109.6	(14.2)	6,233.9
Corporate bonds	4,343.5	42.0	(28.8)	4,356.7
Asset-backed securities	1,821.8	18.4	(3.7)	1,836.5
Canadian government obligations and
Canadian government agency obligations	1,009.1	15.1	(0.5)	1,023.7
Other securities	1,611.4	21.9	(17.7)	1,615.6

Total available-for-sale securities	14,924.3	207.0	(64.9)	15,066.4

Total corporate investments and funds
held for clients	$16,937.1	$207.0	$(64.9)	$17,079.2

At June 30, 2009, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) with fair values of $1,906.4 million, $1,463.6 million and $1,352.5 million, respectively. At June 30, 2008, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $2,344.7 million, $1,611.2 million and $1,471.3 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that carries a credit rating of AAA and has maturities ranging from July 2009 through February 2019.

At June 30, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $808.4 million, $384.2 million, $244.9 million, $49.8 million and $34.4 million, respectively. At June 30, 2008, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $954.8 million, $448.1 million, $315.9 million, $55.3 million and $62.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2009.

At June 30, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $759.3 million, municipal bonds of $462.0 million, AAA rated mortgage-backed securities of $186.8 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $170.2 million, corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $137.6 million and supranational bonds of $160.0 million. At June 30, 2008, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $737.3 million, municipal bonds of $423.5 million, AAA rated mortgage-backed securities of $186.7 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $153.0 million and supranational bonds of $57.1 million. The Company’s AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2009	2008
Corporate investments:
Cash and cash equivalents	$2,265.3	$917.5
Short-term marketable securities	30.8	666.3
Long-term marketable securities	92.4	76.5
Total corporate investments	$2,388.5	$1,660.3

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

June 30,	2009	2008
Funds held for clients:
Restricted cash and cash equivalents held to
satisfy client funds obligations	$1,575.6	$955.7
Restricted short-term marketable securities held
to satisfy client funds obligations	2,564.6	1,666.7
Restricted long-term marketable securities held
to satisfy client funds obligations	12,042.4	12,656.9
Other restricted assets held to satisfy client
funds obligations	236.6	139.6
Total funds held for clients	$16,419.2	$15,418.9

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $15,992.6 million and $15,294.7 million as of June 30, 2009 and 2008, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

At June 30, 2009, approximately 83% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at June 30, 2009 with the exception of the Reserve Fund investment discussed below.

The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services varies significantly during the fiscal year, and averaged approximately $15,162.4 million, $15,654.3 million and $14,682.9 million in fiscal 2009, 2008 and 2007, respectively.

Available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2009 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$(1.4)	$59.2	$-	$-	$(1.4)	$59.2
Corporate bonds	(12.7)	586.5	(22.6)	354.8	(35.3)	941.3
Asset backed securities	(2.6)	69.0	(2.1)	35.0	(4.7)	104.0
Canadian government obligations and
Canadian government agency obligations	(0.1)	28.9	-	-	(0.1)	28.9
Other securities	(7.3)	319.2	(52.6)	467.6	(59.9)	786.8

	$(24.1)	$1,062.8	$(77.3)	$857.4	$(101.4)	$1,920.2

Expected maturities of available-for-sale securities at June 30, 2009 are as follows:

Maturity Dates:
Due in one year or less	$2,595.5
Due after one year up to two years	3,159.6
Due after two years up to three years	3,314.7
Due after three years up to four years	3,231.6
Due after four years	2,428.8

Total available-for-sale securities	$14,730.2

The Company has an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. In fiscal 2009, the Company reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities. During fiscal 2009, the Company recorded an $18.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize its pro-rata share of the estimated losses of the Reserve Fund. As of June 30, 2009, the Company had received approximately $198.5 million in distributions from the Reserve Fund. Subsequent to the distributions received from the Reserve Fund and the charges recorded during fiscal 2009, the Company has a remaining balance of $3.9 million in short-term marketable securities related to the Reserve Fund as of June 30, 2009.

On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 states that an other-than-temporary impairment of debt securities, where fair value is below amortized cost, is triggered by one of the following: an entity has the intent to sell a security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis or the entity does not expect to recover the entire amortized cost basis of the security (also known as a credit loss). If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, the entity would recognize a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in accumulated other comprehensive income (loss).

At June 30, 2009, the Company evaluated whether the losses related to any of its debt securities in an unrealized loss position, which were primarily comprised of corporate bonds and commercial mortgage backed securities, were due to credit losses utilizing a variety of quantitative and qualitative factors including whether the Company will be able to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which fair value has been less than the cost basis. At June 30, 2009, other than the $18.3 million in losses that were recorded during the first and third quarters of fiscal 2009 related to the investment in the Reserve Fund, the Company concluded that unrealized losses of $101.4 million for available-for-sale securities held at June 30, 2009 were not credit losses and were attributable to other factors, including changes in interest rates. Additionally, the Company concluded that it did not have the intent to sell any securities in an unrealized loss position at June 30, 2009 and that it was not more likely than not that the Company would be required to sell a security in an unrealized loss position at June 30, 2009 before recovery. As a result, the $101.4 million in unrealized losses were recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets at June 30, 2009.

NOTE 6. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2009. Included in the table are available-for-sale securities within corporate investments of $123.2 million and funds held for clients of $14,607.0 million. Refer to Note 5 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$-	$5,539.9	$-	$5,539.9
Corporate bonds	-	4,748.2	-	4,748.2
Asset-backed securities	-	1,521.7	-	1,521.7
Canadian government obligations and
Canadian government agency obligations	-	970.5	-	970.5
Other securities	7.5	1,942.4	-	1,949.9
Total available-for-sale securities	$7.5	$14,722.7	$-	$14,730.2

NOTE 7. RECEIVABLES

The Company’s receivables include notes receivable for the financing of the sale of computer systems, most of which are due from automotive, heavy truck and powersports dealers. These notes receivable are reflected on the Consolidated Balance Sheets as follows:

June 30,	2009		2008
	Current	Long-term	Current	Long-term
Receivables	$136.8	$193.4	$177.7	$259.7
Less:
Allowance for doubtful accounts	(9.9)	(18.0)	(4.5)	(7.9)
Unearned income	(13.3)	(12.8)	(18.1)	(17.8)

	$113.6	$162.6	$155.1	$234.0

Long-term receivables at June 30, 2009 mature as follows:

2011	$91.9
2012	54.8
2013	33.9
2014	12.4
2015	0.4

$193.4

Accounts receivable is recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $47.8 million and $38.4 million at June 30, 2009 and 2008, respectively. Long-term receivables represent our notes receivable that are recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $18.0 million and $7.9 million at June 30, 2009 and 2008, respectively, and unearned income of $12.8 million and $17.8 million at June 30, 2009 and 2008, respectively, and represents the excess of the gross receivables over the sales price of the computer systems financed. The unearned income is amortized using the effective interest method. The carrying value of notes receivable approximates fair value.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2009 and 2008 are as follows:

June 30,	2009	2008
Property, plant and equipment:
Land and buildings	$721.1	$714.3
Data processing equipment	771.3	747.3
Furniture, leaseholds and other	417.9	407.8

	1,910.3	1,869.4

Less: accumulated depreciation	(1,175.8)	(1,126.5)

Property, plant and equipment, net	$734.5	$742.9

NOTE 9. ASSETS HELD FOR SALE

During fiscal 2009, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. At June 30, 2009, the Company had $12.1 million classified as assets held for sale on the Consolidated Balance Sheets.

In fiscal 2009, the Company sold a building and realized a gain of $2.2 million in other income, net, on the Statements of Consolidated Earnings. In July 2009, the Company sold a building and expects to realize a gain of $1.5 million during the three months ended September 30, 2009. The Company currently expects to complete the sale of the remaining building during fiscal 2010.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2009 and 2008 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total
Balance as of June 30, 2007	$1,576.6	$4.8	$772.2	$2,353.6
Additions and other adjustments, net	(19.1)	-	25.5	6.4
Currency translation adjustments	58.2	-	8.5	66.7
Balance as of June 30, 2008	$1,615.7	$4.8	$806.2	$2,426.7
Additions and other adjustments, net	4.5	-	67.0	71.5
Currency translation adjustments	(53.2)	-	(69.5)	(122.7)
Balance as of June 30, 2009	$1,567.0	$4.8	$803.7	$2,375.5

In fiscal 2009, 2008 and 2007, the Company performed the required annual impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

June 30,	2009	2008
Intangibles:
Software and software licenses	$1,085.2	$1,004.5
Customer contracts and lists	623.1	627.0
Other intangibles	197.3	197.2
	1,905.6	1,828.7

Less accumulated amortization:
Software and software licenses	(858.5)	(805.4)
Customer contracts and lists	(328.6)	(293.5)
Other intangibles	(138.4)	(92.7)
	(1,325.5)	(1,191.6)

Intangible assets, net	$580.1	$637.1

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 7 years (3 years for software and software licenses, 10 years for customer contracts and lists, and 8 years for other intangibles). Amortization of intangible assets was $151.9 million, $152.0 million and $145.5 million for fiscal 2009, 2008 and 2007, respectively.

Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

2010	$157.7
2011	$116.1
2012	$83.7
2013	$49.9
2014	$37.4

NOTE 11. SHORT-TERM FINANCING

In June 2009, the Company entered into a $2.25 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $2.25 billion 364-day facility. In addition, the Company has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively. The credit facilities maturing in June 2010 and June 2011 are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2009 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2009, the Company had $0.7 billion in commercial paper outstanding. Such amount was repaid on July 1, 2009. At June 30, 2008, there was no commercial paper outstanding. In fiscal 2009 and 2008, the Company’s average borrowings were $1.9 billion and $1.4 billion, respectively, at a weighted average interest rate of 1.0% and 4.2%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2009 and 2008 was less than two days for both fiscal years.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2009, there were no outstanding obligations under reverse repurchase agreements. At June 30, 2008, the Company had an $11.8 million obligation outstanding related to reverse repurchase agreements that matured on July 2, 2008 and was repaid. In fiscal 2009 and 2008, the Company had average outstanding balances under reverse repurchase agreements of $425.9 million and $360.4 million, respectively, at weighted average interest rates of 1.3% and 3.4%, respectively.

NOTE 12. DEBT

Components of long-term debt are as follows:

June 30,	2009	2008
Industrial revenue bonds
(with variable interest rates from 1.6% to 2.4%)	$26.5	$34.1
Secured financing	19.0	20.7
Other	-	-

	45.5	54.8
Less: current portion	(2.8)	(2.7)

	$42.7	$52.1

During fiscal 2008, the Company entered into a secured financing agreement, whereby the Company borrowed $21.1 million from a third party in exchange for a security interest in a single client’s unbilled accounts receivable, which is billable over a ten-year period. The Company will continue to collect amounts due from the client as they are billed. The security interest in the receivables retained by the third party is without recourse against the Company in the event that the client does not make the appropriate payments to the Company. As of June 30, 2009, the Company has recorded approximately $2.8 million within accrued expenses and other current liabilities and approximately $16.2 million within long-term debt on the Company’s Consolidated Balance Sheets related to the secured financing arrangement.

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Long-term debt repayments at June 30, 2009 are due as follows:

2011	$2.8
2012	10.5
2013	10.5
2014	2.8
2015	2.8
Thereafter	13.3

$42.7

Cash payments relating to interest on long-term debt and the short-term financing arrangements described in Note 11 were approximately $40.1 million, $82.1 million, and $93.5 million in fiscal 2009, 2008 and 2007, respectively.

NOTE 13. FOREIGN CURRENCY RISK MANAGEMENT PROGRAMS

There were no derivative financial instruments outstanding at June 30, 2009, 2008 or 2007.

NOTE 14. EMPLOYEE BENEFIT PLANS

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

  Employee Stock Purchase Plan. Prior to January 1, 2009, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering is determined. Compensation expense related to an offering that has not been completed will continue to be recognized on a straight-line basis over the vesting period of 24 months that concludes on December 31, 2009.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $96.0 million, $123.6 million and $130.5 million was recognized in earnings from continuing operations in fiscal 2009, 2008 and 2007, respectively, as well as related tax benefits on such stock compensation expense of $27.6 million, $37.0 million and $38.9 million, respectively.

Years ended June 30,	2009	2008	2007
Operating expenses	$20.6	$25.4	$23.3
Selling, general and administrative expenses	60.4	76.7	84.7
System development and programming costs	15.0	21.5	22.5
Total pretax stock-based compensation expense included in
continuing operations	$96.0	$123.6	$130.5
Total pretax stock-based compensation expense included in
discontinued operations	-	-	18.2
Total pretax stock-based compensation expense	$96.0	$123.6	$148.7

As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $24.8 million, $7.7 million and $39.2 million, respectively, which will be amortized over the weighted average periods of 1.7 years, 0.5 years and 2.3 years, respectively.

In fiscal 2009, the following activity occurred under our existing plans:

Stock Options:

	Number of Options			Weighted Average Price
	(in thousands)			(in dollars)
Years ended June 30,	2009	2008	2007	2009	2008	2007
Options outstanding,
beginning of year	49,127	53,786	73,189	$41	$40	$49
Options granted	1,390	2,047	3,449	$39	$41	$43
Options exercised	(2,502)	(5,068)	(11,740)	$36	$34	$34
Options canceled (a)	(2,695)	(1,638)	(11,112)	$41	$43	$41
Options outstanding, end of year	45,320	49,127	53,786	$41	$41	$40

Options exercisable, end of year	37,318	36,653	35,529	$41	$41	$40
Shares available for future grants,
end of year	24,104	22,799	23,208
Shares reserved for issuance under
stock option plans, end of year	69,424	71,926	76,994

(a) Options cancelled for the year ended June 30, 2007 includes 7.8 million options held by Brokerage Services Group business employees that were canceled or forfeited on March 30, 2007.

Performance-Based Restricted Stock:

	Number of Shares
	(in thousands)
Years ended June 30,	2009	2008	2007
Shares outstanding,
beginning of year	2,928	1,711	238
Shares granted	1,850	1,487	2,021
Shares vested	(1,988)	(122)	(79)
Shares forfeited (a)	(158)	(148)	(469)
Shares outstanding, end of year	2,632	2,928	1,711

(a) Shares forfeited for the year ended June 30, 2007 includes 431,200 shares held by Brokerage Services Group business employees that were forfeited on March 30, 2007.

The aggregate intrinsic value of stock options both outstanding and exercisable as of June 30, 2009 was $14.7 million and the aggregate intrinsic value for stock options exercised in fiscal 2009 was $19.7 million.

Summarized information about stock options outstanding as of June 30, 2009 is as follows:

	Outstanding			Exercisable
			Weighted			Weighted
Exercise	Number	Remaining	Average	Number	Remaining	Average
Price	of Options	Life	Price	of Options	Life	Price
Range	(in thousands)	(in years)	(in dollars)	(in thousands)	(in years)	(in dollars)
Under $15	-	-	$-	-	-	$-
$15 to $25	1	0.4	$21	1	0.4	$21
$25 to $35	3,674	3.6	$31	3,630	3.6	$31
$35 to $45	33,065	5.0	$40	25,638	4.3	$40
$45 to $55	8,580	2.1	$50	8,049	1.7	$50
	45,320	4.3	$41	37,318	3.7	$41

In fiscal 2009, the Company issued 1.5 million shares in connection with the employee stock purchase plan offering that vested on December 31, 2008. The Company expects to issue approximately 1.8 million shares for the employee stock purchase plan offering that vests on December 31, 2009. In addition, in fiscal 2009, the Company issued 2.2 million shares of restricted stock.

The fair value of each stock option issued prior to January 1, 2005 was estimated on the date of grant using a Black-Scholes option pricing model. For stock options issued on or after January 1, 2005, the fair value of each stock option was estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

Years ended June 30,	2009	2008	2007
Risk-free interest rate	1.8% - 3.1%	2.8% - 4.6%	4.6% - 5.0%
Dividend yield	2.6% - 3.5%	1.7% - 2.7%	1.6% - 1.7%
Weighted average volatility factor	25.3% - 31.3%	22.8% - 25.6%	18.4% - 24.7%
Weighted average expected life (in years)	5.0	5.0	4.9 - 5.6

Weighted average fair value (in dollars):
Stock options	$7.54	$8.31	$10.77
Stock purchase plan	$-	$11.99	$11.24
Performance-based restricted stock	$39.04	$44.61	$40.99

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur in accumulated other comprehensive income (loss). The requirement to recognize the funded status of a benefit plan and the related disclosure requirements were effective for the Company as of the end of fiscal 2007 and the Company adopted SFAS No. 158 at that time. The adoption of SFAS No. 158 resulted in a $63.1 million reduction, net of income taxes, in stockholders’ equity.

The Company’s pension plans funded status as of June 30, 2009 and 2008 is as follows:

June 30,	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$952.2	$976.2
Actual return on plan assets	(144.3)	(49.9)
Employer contributions	6.3	55.6
Benefits paid	(27.2)	(29.7)

Fair value of plan assets at end of year	$787.0	$952.2

Change in benefit obligation:
Benefit obligation at beginning of year	$842.8	$830.3
Service cost	46.2	46.1
Interest cost	56.7	50.7
Actuarial and other gains	(23.6)	(54.6)
Benefits paid	(27.2)	(29.7)

Projected benefit obligation at end of year	$894.9	$842.8

Funded status - plan assets less benefit obligations	$(107.9)	$109.4

The impact of the adoption of SFAS No. 158 resulted in a reduction to stockholders’ equity of $63.1 million, which consists of the following adjustments to the Consolidated Balance Sheet as of June 30, 2007:

Current assets	$1.6
Noncurrent assets	(51.3)
Current liabilities	(2.8)
Noncurrent liabilities	(10.6)
Impact to stockholders' equity	$(63.1)

After the adoption of SFAS No. 158, the amounts recognized on the Consolidated Balance Sheets as of June 30, 2009 and 2008 consisted of:

June 30,	2009	2008
Noncurrent assets	$1.0	$180.6
Current liabilities	(4.4)	(3.6)
Noncurrent liabilities	(104.5)	(67.6)
Net amount recognized	$(107.9)	$109.4

As a result of the adoption of SFAS No. 158, the $63.1 million that is recognized in accumulated other comprehensive income (loss) consists of:

Year ended June 30,	2007
Net actuarial and other loss, net of tax	$(61.6)
Prior service cost, net of tax	(0.5)
Transition obligation, net of tax	(1.0)

$(63.1)

The accumulated benefit obligation for all defined benefit pension plans was $887.4 million and $831.9 million at June 30, 2009 and 2008, respectively.

The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2009 and 2008 had the following projected benefit obligation, accumulated benefit obligation and fair value of plan assets:

June 30,	2009	2008
Projected benefit obligation	$870.8	$110.3
Accumulated benefit obligation	$865.7	$103.4
Fair value of plan assets	$762.0	$39.1

The components of net pension expense were as follows:

Years ended June 30,	2009	2008	2007
Service cost - benefits earned
during the period	$46.2	$46.1	$42.2
Interest cost on projected benefits	56.7	50.7	49.0
Expected return on plan assets	(70.3)	(67.2)	(62.0)
Net amortization and deferral	1.2	10.4	14.6

	$33.8	$40.0	$43.8

Net pension expense for fiscal 2007 includes $3.5 million reported within earnings from discontinued operations on the Statements of Consolidated Earnings.

The net actuarial and other loss, transition obligation and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) and that have not yet been recognized as components of net periodic benefit cost are $330.5 million, $1.2 million and $8.0 million, respectively, at June 30, 2009. The estimated net actuarial and other loss, transition obligation and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3.9 million, $0.2 million and $0.3 million, respectively, at June 30, 2009.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2009	2008
Discount rate	6.80%	6.95%
Increase in compensation levels	5.50%	5.50%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2009	2008	2007
Discount rate	6.95%	6.25%	6.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	5.50%	5.50%	5.50%

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

Plan Assets

The Company’s pension plans’ asset allocations at June 30, 2009 and 2008 by asset category were as follows:

	2009	2008
United States Fixed Income Securities	37%	42%
United States Equity Securities	47%	41%
International Equity Securities	16%	17%

Total	100%	100%

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

The target asset allocation ranges are as follows:

United States Fixed Income Securities	35– 45%
United States Equity Securities	37– 50%
International Equity Securities	12– 20%

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

Contributions

On July 10, 2009, the Company contributed $100.0 million to the pension plans. In addition to the July 10, 2009 contribution, the Company expects to contribute approximately $10 million to the pension plans during fiscal 2010.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2010 to 2014 are $48.3 million, $49.3 million, $53.7 million, $61.6 million and $68.2 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2015 to 2019 are $479.0 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligation at June 30, 2009 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 35% of their compensation annually and allows highly compensated employees to contribute up to 10% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $52.1 million, $49.0 million, and $47.5 million for calendar years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 15. INCOME TAXES

Earnings (loss) from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2009	2008	2007
Earnings (loss) from continuing operations before income taxes:
United States	$1,908.6	$1,618.6	$1,457.4
Foreign	(3.9)	193.4	166.1

	$1,904.7	$1,812.0	$1,623.5

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2009	2008	2007
Current:
Federal	$708.9	$632.3	$482.0
Foreign	(119.7)	79.2	70.3
State	35.2	31.5	34.9

Total current	624.4	743.0	587.2

Deferred:
Federal	(63.3)	(75.7)	18.4
Foreign	26.2	(10.8)	(7.9)
State	(10.8)	(6.2)	4.6

Total deferred	(47.9)	(92.7)	15.1

Total provision for income taxes	$576.5	$650.3	$602.3

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2009	%	2008	%	2007	%
Provision for taxes at U.S.
statutory rate	$666.6	35.0	$634.2	35.0	$568.2	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax	37.8	2.0	28.8	1.6	25.7	1.6
Non-deductible stock-based
compensation expense	5.5	0.3	5.5	0.3	9.7	0.6
Tax on repatriated earnings	43.0	2.2	-	-	34.4	2.1
Utilization of foreign tax credits	(46.6)	(2.4)	-	-	(26.5)	(1.6)
Tax settlements	(120.0)	(6.3)	(12.4)	(0.7)	-	-
Other	(9.8)	(0.5)	(5.8)	(0.3)	(9.2)	(0.6)

	$576.5	30.3	$650.3	35.9	$602.3	37.1

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2009	2008
Deferred tax assets:
Accrued expenses not currently deductible	$270.6	$190.1
Stock-based compensation expense	123.1	99.7
Accrued retirement benefits	41.7	-
Net operating losses	53.0	84.8
Other	6.1	25.7

	494.5	400.3
Less: valuation allowances	(51.7)	(44.4)

Deferred tax assets, net	$442.8	$355.9

Deferred tax liabilities:
Prepaid retirement benefits	$-	$44.1
Deferred revenue	103.4	86.3
Fixed and intangible assets	186.1	141.0
Prepaid expenses	40.2	27.4
Unrealized investment gains, net	154.6	46.2
Tax on unrepatriated earnings	30.4	42.1
Other	4.1	9.3

Deferred tax liabilities	$518.8	$396.4

Net deferred tax liabilities	$76.0	$40.5

There are $157.4 million and $92.3 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2009 and 2008, respectively. There are $44.1 million and $44.8 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2009 and 2008, respectively. There are $23.0 million and $7.6 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2009 and 2008, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $793.0 million as of June 30, 2009, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $96.1 million as of June 30, 2009, of which $35.2 million expires in 2011 through 2023 and $60.9 million has an indefinite utilization period. In addition, the Company has estimated Federal net operating loss carry-forwards of acquired companies of approximately $35.6 million as of June 30, 2009, which expire in 2010 through 2027. There is an annual limitation pursuant to Internal Revenue Code section 382 on the utilization of the Federal net operating loss carry-forwards of approximately $17.4 million per year. The Company has estimated state net operating loss carry-forwards of approximately $235.6 million as of June 30, 2009, which expire in 2010 through 2028.

The Company has recorded valuation allowances of $51.7 million and $44.4 million at June 30, 2009 and 2008, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized. A portion of the valuation allowances in the amounts of approximately $2.9 million and $4.7 million at June 30, 2009 and 2008, respectively, relate to net deferred tax assets which were recorded in purchase accounting. Any recognition of net deferred tax assets in future years will be a reduction to goodwill until the adoption of SFAS No. 141R. Subsequent to the adoption of SFAS No. 141R, any such adjustments in future years will be recorded to our provision for income taxes on the Statements of Consolidated Earnings.

Income tax payments were approximately $719.1 million, $755.7 million, and $718.2 million for fiscal 2009, 2008 and 2007, respectively.

As of June 30, 2009 and 2008, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $92.8 million and $404.2 million, respectively. The amount that, if recognized, would impact the effective tax rate is $42.0 million and $171.2 million, respectively. The remainder, if recognized, would principally affect deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefits at July 1, 2007	$350.2
Additions for tax positions of the fiscal year ended June 30, 2008	23.6
Reductions for tax positions of the fiscal year ended June 30, 2008	-
Additions for tax positions of periods prior to the fiscal year ended June 30, 2008	43.2
Reductions for tax positions of periods prior to the fiscal year ended June 30, 2008	(11.5)
Settlements with tax authorities	(1.1)
Expiration of the statute of limitations	(4.0)
Impact of foreign exchange rate fluctuations	3.8
Unrecognized tax benefits at June 30, 2008	$404.2

Unrecognized tax benefits at July 1, 2008	$404.2
Additions for tax positions of the fiscal year ended June 30, 2009	19.0
Reductions for tax positions of the fiscal year ended June 30, 2009	(6.4)
Additions for tax positions of periods prior to the fiscal year ended June 30, 2009	111.4
Reductions for tax positions of periods prior to the fiscal year ended June 30, 2009	(207.7)
Settlements with tax authorities	(216.9)
Expiration of the statute of limitations	(3.5)
Impact of foreign exchange rate fluctuations	(7.3)
Unrecognized tax benefits at June 30, 2009	$92.8

Subsequent to the adoption of FIN 48 on July 1, 2007, interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. Prior to the adoption of FIN 48 on July 1, 2007, interest expense was recorded in selling, general and administrative expenses. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company recorded interest expense of $15.5 million, $18.4 million and $11.5 million, respectively. At June 30, 2009, the Company had accrued interest of $29.4 million recorded on the Consolidated Balance Sheets, all of which was recorded within other liabilities. At June 30, 2008, the Company had accrued interest of $117.6 million recorded on the Consolidated Balance Sheets, of which $53.5 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2009, the Company had accrued penalties of $0.5 million recorded on the Consolidated Balance Sheets, all of which was recorded within other liabilities. At June 30, 2008, the Company had accrued penalties of $26.9 million, of which $23.8 million was recorded within income taxes payable, and the remainder was recorded within other liabilities on the Consolidated Balance Sheets.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota and New Jersey. The tax years currently under examination vary by jurisdiction. Such examinations currently in progress are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2007	- 2009
California	2004	- 2005
Illinois	2004	- 2005
Minnesota	1998	- 2004
New Jersey	2002	- 2006
France	2006	- 2008

Additionally, Canada has commenced a joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 in the fiscal year ending June 30, 2009 and the Province of Alberta is examining the 2007 tax return.

In June 2009, the Company reached an agreement with the IRS regarding all outstanding tax audit issues with the IRS in dispute for the tax years 1998 through 2006. As a result of the agreement, the Company expects to receive $264.2 million in refunds from the IRS and other tax jurisdictions and expects to pay $211.7 million to the IRS and other tax jurisdictions. Consequently, the agreement with the IRS will result in net cash receipts from the IRS and other tax jurisdictions of approximately $52.5 million during fiscal 2010. The Company had previously recorded a liability for unrecognized tax benefits of $317.6 million. During fiscal 2009, the Company recorded a benefit to the provision for income taxes of $99.7 million. The foreign loss from continuing operations before income taxes of $3.9 million for the fiscal year ended June 30, 2009 includes a cumulative adjustment between domestic and foreign earnings as a result of the IRS audit settlement described above and a related agreement with a foreign tax authority. The foreign benefit for income taxes of $119.7 million for the fiscal year ended June 30, 2009 reflects the corresponding income tax benefit due to the cumulative adjustment.

In April 2009, the Company settled a state tax matter, for which the Company had previously recorded a liability for unrecognized tax benefits of $14.2 million and a related deferred tax asset of $5.1 million. Accordingly, the Company recorded a reduction in the provision for income taxes of $9.2 million during the fourth quarter of fiscal 2009 related to the reversal of the liability for unrecognized tax benefits and the related deferred tax asset. In addition, the Company received a tax credit of $11.1 million related to the same matter, which further reduced the provision for income taxes during the fourth quarter of fiscal 2009.

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $20.5 million in the next twelve months. We do not expect any cash payments related to unrecognized tax benefits in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $293.8 million, $247.4 million, and $281.0 million in fiscal 2009, 2008 and 2007, respectively, with minimum commitments at June 30, 2009 as follows:

Years ending June 30,
2010	$246.1
2011	207.4
2012	178.9
2013	102.1
2014	46.5
Thereafter	39.7
$820.7

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2009, the Company has purchase commitments of approximately $274.1 million relating to software and equipment purchases and maintenance contracts, of which $124.8 million relates to fiscal 2010, $72.7 million relates to fiscal 2011 and the remaining $76.7 million relates to fiscal 2012 through fiscal 2014.

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

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. Other comprehensive income (loss) was $(120.2) million, $309.6 million, and $156.0 million in fiscal 2009, 2008 and 2007, respectively. The accumulated balances reported in accumulated other comprehensive income on the Consolidated Balance Sheets for each component of other comprehensive income (loss) are as follows:

June 30,	2009	2008	2007
Currency translation adjustments	$92.5	$284.6	$156.7
Unrealized gain (loss) on available-for-sale
securities, net of tax	282.4	91.3	(118.4)
Pension liability adjustment, net of tax	(218.9)	(99.7)	(71.7)
Accumulated other comprehensive income (loss)	$156.0	$276.2	$(33.4)

NOTE 18. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The fiscal 2008 and 2007 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2009 budgeted foreign exchange rates. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to our reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation. Reportable segments’ assets include funds held for clients, but exclude corporate cash, corporate marketable securities and goodwill.

					Reconciling Items
						Client	Cost of
	Employer	PEO	Dealer		Foreign	Fund	Capital
	Services	Services	Services	Other	Exchange	Interest	Charge	Total
Year ended June 30, 2009
Revenues from continuing operations	$6,587.7	$1,185.8	$1,348.6	$19.5	$(208.2)	$(66.3)	$-	$8,867.1
Earnings from continuing
operations before income taxes	1,775.4	118.7	224.1	(239.6)	(19.2)	(66.3)	111.6	1,904.7
Assets from continuing operations	18,318.2	104.0	591.4	6,338.1	-	-	-	25,351.7
Capital expenditures
for continuing operations	47.4	0.2	27.1	93.0	-	-	-	167.7
Depreciation and amortization	213.9	1.3	82.5	122.0	-	-	(111.6)	308.1	(a)

Year ended June 30, 2008
Revenues from continuing operations	$6,362.4	$1,060.5	$1,391.4	$5.1	$(27.8)	$(15.1)	$-	$8,776.5
Earnings from continuing
operations before income taxes	1,615.4	104.8	233.8	(245.2)	4.1	(15.1)	114.2	1,812.0
Assets from continuing operations	18,197.8	45.3	658.2	4,833.1	-	-	-	23,734.4
Capital expenditures
for continuing operations	87.4	1.0	38.1	59.9	-	-	-	186.4
Depreciation and amortization	251.0	1.5	86.8	94.0	-	-	(114.2)	319.1	(a)

Year ended June 30, 2007
Revenues from continuing operations	$5,816.3	$884.8	$1,280.6	$(1.4)	$(177.3)	$(3.0)	$-	$7,800.0
Earnings from continuing
operations before income taxes	1,417.7	80.4	207.2	(180.9)	(18.5)	(3.0)	120.6	1,623.5
Assets from continuing operations	20,406.4	115.5	619.4	5,449.9	-	-	-	26,591.2
Capital expenditures
for continuing operations	79.0	1.6	36.1	53.0	-	-	-	169.7
Depreciation and amortization	246.7	1.6	81.7	79.4	-	-	(120.6)	288.8	(a)

(a)	Includes $70.3 million, $80.6 million and $79.9 million for the years ended June 30, 2009, 208 and 2007, respectively, of depreciation and amortization that does not relate to our services and products.

Revenues and assets from continuing operations by geographic area are as follows:

	United
	States	Europe	Canada	Other	Total
Year ended June 30, 2009
Revenues from continuing operations	$7,222.8	$1,076.5	$343.4	$224.4	$8,867.1
Assets from continuing operations	$21,577.8	$1,621.8	$1,851.8	$300.3	$25,351.7

Year ended June 30, 2008
Revenues from continuing operations	$7,072.7	$1,119.9	$388.7	$195.2	$8,776.5
Assets from continuing operations	$19,813.4	$1,951.3	$1,668.7	$301.0	$23,734.4

Year ended June 30, 2007
Revenues from continuing operations	$6,422.0	$919.6	$323.0	$135.4	$7,800.0
Assets from continuing operations	$22,591.8	$1,815.5	$1,963.9	$220.0	$26,591.2

NOTE 19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our continuing operations for the two fiscal years ended June 30, 2009 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended June 30, 2009

Revenues	$2,181.5	$2,203.3	$2,374.7	$2,107.7
Costs of revenues	$1,236.7	$1,187.5	$1,218.6	$1,196.6
Gross profit	$944.8	$1,015.8	$1,156.1	$911.1
Net earnings from continuing operations	$278.0	$300.4	$402.5	$347.4
Basic earnings per share from
continuing operations	$0.55	$0.60	$0.80	$0.69
Diluted earnings per share from
continuing operations	$0.54	$0.59	$0.80	$0.69

Year ended June 30, 2008

Revenues	$1,992.0	$2,150.1	$2,427.2	$2,207.1
Costs of revenues	$1,092.1	$1,168.2	$1,224.4	$1,195.5
Gross profit	$899.9	$981.9	$1,202.8	$1,011.6
Net earnings from continuing operations	$240.4	$291.6	$403.6	$226.0
Basic earnings per share from
continuing operations	$0.45	$0.56	$0.78	$0.44
Diluted earnings per share from
continuing operations	$0.45	$0.55	$0.77	$0.43

NOTE 20. SUBSEQUENT EVENT (UNAUDITED)

The Company has evaluated subsequent events through August 28, 2009, which is the date the Company filed its Annual Report on Form 10-K for fiscal 2009 with the Securities and Exchange Commission. With the exception of those listed in Notes 9, 11, 14 and below, there are no further subsequent events for disclosure.

On July 1, 2009, a Canadian subsidiary of the Company entered into a foreign exchange forward contract to hedge against foreign exchange fluctuations on a U.S. Dollar denominated short term intercompany amount payable by the Canadian subsidiary to a U.S. subsidiary of the Company. Such amount payable arose as part of the IRS audit settlement and a related agreement with a foreign tax authority, as described in Note 15. The foreign exchange forward contract obligates the Canadian subsidiary to buy $178.6 million U.S. Dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

     Attached as Exhibits 31.1 and 31.2 to this Form 10-K are certifications of ADP’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934. This “Controls and Procedures” section should be read in conjunction with the report of Deloitte & Touche LLP that appears on page 69 of this Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

     Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2009 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2009.

     Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP’s internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Gary C. Butler
Gary C. Butler
President and Chief Executive Officer

/s/ Christopher R. Reidy
Christopher R. Reidy
Chief Financial Officer

Roseland, New Jersey
August 28, 2009

Changes in Internal Control over Financial Reporting

     There were no changes in ADP’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, ADP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

     We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2009 of the Company and our report dated August 28, 2009, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” effective July 1, 2007, and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88. 106, and 132(R),” effective June 30, 2007.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
August 28, 2009

Item 9B. Other Information

     None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

     The executive officers of the Company, their ages, positions and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	56	President, Dealer Services	1975
James B. Benson	64	Vice President, General Counsel and Secretary	1977
Gary C. Butler	62	President and Chief Executive Officer	1975
Benito Cachinero	51	Vice President, Human Resources	2007
Michael L. Capone	43	Vice President and Chief Information Officer	1988
Raymond L. Colotti	63	Vice President and Treasurer	1995
Edward B. Flynn, III	49	Vice President, Employer Services–Sales	1988
Campbell B. Langdon	48	President, Employer Services–Major	2000
		Accounts Division
Regina R. Lee	52	President, Employer Services–National	1982
		Accounts Division and Employer Services–International
Anish Rajparia	38	President, Employer Services—International	2002
Christopher R. Reidy	52	Chief Financial Officer	2006
Carlos Rodriguez	45	President, Employer Services–Small Business	1999
		Services Division
Alan Sheiness	51	Corporate Controller and Principal	1984
		Accounting Officer
Jan Siegmund	45	President, Added Value Services and Chief	1999
		Strategy Officer

     Messrs. Benson, Butler and Colotti have each been employed by ADP in senior executive positions for more than the past five years.

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

     Edward B. Flynn, III joined ADP in 1988. Prior to his promotion to Vice President, Employer Services–Sales in 2009, he served as President, Employer Services – International from 2008 to 2009, as Senior Vice President of Sales for Employer Services, International, from 2004 to 2008, and as Senior Vice President of Sales, Small Business Services, Employer Services from 1988 to 2004.

     Campbell B. Langdon joined ADP in 2000. Prior to his promotion to President – Major Account Services Division in 2007, he served as President, Tax, Retirement and Pre-Employment Services from 2003 to 2007.

     Regina R. Lee joined ADP in 1982. Prior to her promotion to President, Employer Services – National Account Services and Employer Services – International in 2008, she served as President, National Account Services, Employer Services from 2005 to 2008, as President, Small Business Services, Employer Services from 2004 to 2005, and as Senior Vice President, Service, Small Business Services, Employer Services from 2001 to 2004.

     Anish Rajparia joined ADP in 2002. Prior to his promotion to President, Employer Services – International in 2009, he served as President, Employer Services – Europe from 2006 to 2009, as General Manager, Retirement Services, from 2004 to 2006, and as Senior Vice President, Group Marketing and Strategy, Employer Services from 2002 to 2004.

     Christopher R. Reidy joined ADP in 2006 as Vice President and Chief Financial Officer. Prior to joining ADP, he was Vice President, Controller and Chief Accounting Officer of the AT&T Corporation from 2003 to 2006.

     Carlos Rodriguez joined ADP in 1999. Prior to his promotion in 2007 to President, Small Business Services, Employer Services, he served as President of TotalSource, Employer Services from 2000 to 2007.

     Alan Sheiness joined ADP in 1984. Prior to his promotion to Corporate Controller and Principal Accounting Officer, he served as President, Small Business Services, Employer Services, from 2006 to 2007, as Chief Financial Officer, Employer Services, from 2004 to 2005, and as General Manager of Tax, Retirement and Pre-Employment Services, Employer Services, from 2003 to 2004.

     Jan Siegmund joined ADP in 1999. Prior to his promotion to President, Added Value Services and Chief Strategy Officer in 2009, he served as President, Added Value Services from 2007 to 2009, as Vice President, Strategic Development from 2004 to 2007, and as Senior Vice President of Strategic Development, Brokerage Services from 2000 to 2004.

     Each of ADP’s executive officers is elected for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors

     See “Election of Directors” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Code of Ethics

     ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP’s website at www.adp.com under “Ethics” in the “About ADP” section. Any amendment to or waivers from the code of ethics will be disclosed on our website within four business days following the date of the amendment or waiver.

Audit Committee

     See “Audit Committee Report” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See “Compensation of Executive Officers” and “Election of Directors – Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Election of Directors – Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors – Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     See “Election of Directors – Corporate Governance” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     See “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

     (a) Financial Statements and Financial Statement Schedules

     1. Financial Statements

     The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:

     Report of Independent Registered Public Accounting Firm

     Statements of Consolidated Earnings - years ended June 30, 2009, 2008 and 2007

     Consolidated Balance Sheets - June 30, 2009 and 2008

     Statements of Consolidated Stockholders’ Equity - years ended June 30, 2009, 2008 and 2007

     Statements of Consolidated Cash Flows - years ended June 30, 2009, 2008 and 2007

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	77

     All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

     (b) Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	-	Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	-	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K, dated November 13, 2007

10.1	-	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, dated March 21, 2007

10.2	-	Letter Agreement dated as of June 28, 2006 between Automatic Data Processing, Inc. and Gary C. Butler - incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, dated June 28, 2006 (Management Contract)

10.3	-	Key Employees’ Restricted Stock Plan - incorporated by reference to Company’s Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

10.4	-	Amended and Restated Supplemental Officers Retirement Plan – incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (Management Compensatory Plan)

10.5	-	1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10.6	-	Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10.6(a) to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.7	-	1994 Directors’ Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

10.8	-	2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (Management Compensatory Plan)

10.9	-	Amended and Restated Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (Management Compensatory Plan)

10.9(a)	-	Form of Performance-Based Restricted Stock Award Agreement under the Amended and Restated Executive Incentive Compensation Plan - incorporated by reference to Exhibit 10.9(a) to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (Management Compensatory Plan)

10.10	-	Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Company’s Current Report on Form 8-K, dated June 16, 2006 (Management Compensatory Plan)

10.11	-	Amended and Restated Employees’ Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.12	-	2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.13	-	Amended and Restated Employees’ Savings-Stock Purchase Plan (Management Compensatory Plan)

10.14	-	364-Day Credit Agreement, dated as of June 24, 2009, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, N.A. as Senior Documentation Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Intesa SanPaolo S.p.A, as Documentation Agents - incorporated by reference to Exhibit 10.14 to Company’s Current Report on Form 8-K, dated June 24, 2009

10.15	-	Five-Year Credit Agreement, dated as of June 28, 2006, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Wachovia Bank National Association, as Documentation Agents - incorporated by reference to Exhibit 10.15 to Company’s Current Report on Form 8-K, dated June 30, 2006

10.16	-	Five-Year Credit Agreement, dated as of June 29, 2005, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank Securities Inc. and Wachovia Bank, National Association, as Documentation Agents - incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, dated June 29, 2005

10.17	-	2000 Stock Option Grant Agreement (Form for Employees) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18	-	2000 Stock Option Grant Agreement (Form for French Associates) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.19	-	2000 Stock Option Grant Agreement (Form for Non-Employee Directors) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.20	-	Directors Compensation Summary Sheet – incorporated by reference to Exhibit 10.20 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (Management Compensatory Plan)

10.21	-	Letter Agreement, dated as of March 23, 2007, between Automatic Date Processing, Inc. and Benito Cachinero (Management Contract)

10.22	-	Letter Agreement, dated as of August 1, 2006, between Automatic Data Processing, Inc. and Christopher R. Reidy – incorporated by reference to Exhibit 10.22 to Company’s Current Report on Form 8-K, dated August 2, 2006 (Management Contract)

10.23	-	Termination Agreement and Release by and between S. Michael Martone and Automatic Data Processing, Inc. dated November 24, 2008 – incorporated by reference to Exhibit 10.27 to Company’s Current Report on Form 8-K, dated November 24, 2008 (Management Contract)

10.24	-	2000 Stock Option Grant Agreement (Form for Employees) for use beginning August 14, 2008 – incorporated by reference to Exhibit 10.25 to Company’s Current Report on Form 8-K, dated August 13, 2008 (Management Compensatory Plan)

10.25	-	2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.26	-	Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan – incorporated by reference to Exhibit 10.31 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.27	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non-Employee Directors) used on November 11, 2008 – incorporated by reference to Exhibit 10.27 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.28	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non-Employee Directors) for grants after November 11, 2008 – incorporated by reference to Exhibit 10.28 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.29	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) – incorporated by reference to Exhibit 10.29 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.30	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) – incorporated by reference to Exhibit 10.30 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

21	-	Subsidiaries of the Company

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AUTOMATIC DATA PROCESSING, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged				Balance
	beginning	costs and	to other				at end of
	of period	expenses	accounts		Deductions		period
Year ended June 30, 2009:
Allowance for doubtful accounts:

Current	$38,407	$48,232	$--		$(38,808	)(A)	$47,831
Long-term	$7,938	$17,949	$--		$(7,853	)(A)	$18,034
Deferred tax valuation allowance	$44,430	$21,243	$(4,563	)(B)	$(9,420)		$51,690

Year ended June 30, 2008:
Allowance for doubtful accounts:

Current	$30,802	$27,693	$--		$(20,088	)(A)	$38,407
Long-term	$8,297	$2,062	$--		$(2,421	)(A)	$7,938
Deferred tax valuation allowance	$31,241	$4,116	$15,463	(B)(C)	$(6,390	)(D)	$44,430

Year ended June 30, 2007:
Allowance for doubtful accounts:

Current	$39,210	$14,095	$--		$(22,503	)(A)	$30,802
Long-term	$7,696	$1,057	$--		$(456	)(A)	$8,297
Deferred tax valuation allowance	$21,262	$9,716	$263		$--		$31,241

(A) Doubtful accounts written off, less recoveries on accounts previously written off.

(B) Includes amounts related to foreign exchange fluctuation.

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

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 28, 2009	By	/s/ Gary C. Butler
Gary C. Butler
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary C. Butler	President and Chief Executive	August 28, 2009
(Gary C. Butler)	Officer, Director
(Principal Executive Officer)

/s/ Christopher R. Reidy	Chief Financial Officer	August 28, 2009
(Christopher R. Reidy)	(Principal Financial Officer)

/s/ Alan Sheiness	Corporate Controller	August 28, 2009
(Alan Sheiness)	(Principal Accounting Officer)

/s/ Gregory D. Brenneman	Director	August 28, 2009
(Gregory D. Brenneman)

/s/ Leslie A. Brun	Director	August 28, 2009
(Leslie A. Brun)

/s/ Leon G. Cooperman	Director	August 28, 2009
(Leon G. Cooperman)

/s/ Eric C. Fast	Director	August 28, 2009
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 28, 2009
(Linda R. Gooden)

/s/ R. Glenn Hubbard	Director	August 28, 2009
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 28, 2009
(John P. Jones)

/s/ Charles H. Noski	Director	August 28, 2009
(Charles H. Noski)

/s/ Sharon T. Rowlands	Director	August 28, 2009
(Sharon T. Rowlands)

/s/ Gregory L. Summe	Director	August 28, 2009
(Gregory L. Summe)