Form 10-Q
period 2009-09-30
AUTOMATIC DATA PROCESSING INC
filed 2009-11-06
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-5397

______________

AUTOMATIC DATA PROCESSING, INC.

(Exact name of registrant as specified in its charter)

______________

                                                                                         Delaware                                   22-1467904
                                                                   (State or other jurisdiction of incorporation     (IRS Employer Identification No.)

                                                                                  or organization)

                                                         One ADP Boulevard, Roseland, New                              07068
                                                                                    Jersey

                                                                (Address of principal executive offices)                                  (Zip Code)

Registrant’s telephone number, including area code: (973) 974-5000

______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                               Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 504,630,728.

Part 1.   Financial Information

Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$1,681.0	$1,752.5
Interest on funds held for clients	127.9	151.9
PEO revenues (A)	293.9	277.1
TOTAL REVENUES	2,102.8	2,181.5

EXPENSES:
Costs of revenues:
Operating expenses	1,006.8	1,046.9
Systems development and programming costs	126.1	130.4
Depreciation and amortization	60.4	59.4
TOTAL COSTS OF REVENUES	1,193.3	1,236.7

Selling, general and administrative expenses	492.7	526.7
Interest expense	3.2	19.2
TOTAL EXPENSES	1,689.2	1,782.6

Other income, net	(33.7)	(42.4)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	447.3	441.3

Provision for income taxes	163.2	163.3

NET EARNINGS FROM CONTINUING OPERATIONS	$284.1	$278.0

Loss from discontinued operations, net of provision for income taxes
of $1.1 for the three months ended September 30, 2008	-	(1.1)

NET EARNINGS	$284.1	$276.9

Basic Earnings Per Share from Continuing Operations	$0.57	$0.55
Basic Earnings Per Share from Discontinued Operations	-	-
BASIC EARNINGS PER SHARE	$0.57	$0.55

Diluted Earnings Per Share from Continuing Operations	$0.56	$0.54
Diluted Earnings Per Share from Discontinued Operations	-	-
DILUTED EARNINGS PER SHARE	$0.56	$0.54

Basic weighted average shares outstanding	501.4	507.5
Diluted weighted average shares outstanding	503.7	513.5

Dividends declared per common share	$0.3300	$0.2900

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $2,801.1 and $2,798.6 for the three months ended September 30, 2009 and 2008, respectively.

     See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
Assets	2009	2009
Current assets:
Cash and cash equivalents	$1,582.8	$2,265.3
Short-term marketable securities	36.6	30.8
Accounts receivable, net	994.3	1,055.4
Other current assets	825.5	921.1
Assets held for sale	6.7	12.1
Total current assets before funds held for clients	3,445.9	4,284.7
Funds held for clients	16,272.5	16,419.2
Total current assets	19,718.4	20,703.9
Long-term marketable securities	99.2	92.4
Long-term receivables, net	147.7	162.6
Property, plant and equipment, net	723.5	734.5
Other assets	780.1	702.7
Goodwill	2,409.8	2,375.5
Intangible assets, net	557.4	580.1
Total assets	$24,436.1	$25,351.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$94.6	$130.3
Accrued expenses and other current liabilities	725.4	778.5
Accrued payroll and payroll related expenses	361.6	402.3
Dividends payable	162.2	162.1
Short-term deferred revenues	323.4	329.8
Obligation under commercial paper borrowing	-	730.0
Income taxes payable	143.1	230.7
Total current liabilities before client funds obligations	1,810.3	2,763.7
Client funds obligations	15,633.7	15,992.6
Total current liabilities	17,444.0	18,756.3
Long-term debt	42.2	42.7
Other liabilities	461.9	477.1
Deferred income taxes	350.0	254.5
Long-term deferred revenues	484.0	498.5
Total liabilities	18,782.1	20,029.1

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7
shares at September 30, 2009 and June 30, 2009;
outstanding, 503.4 and 501.7 shares at September 30, 2009
and June 30, 2009, respectively	63.9	63.9
Capital in excess of par value	470.0	520.0
Retained earnings	10,835.0	10,716.6
Treasury stock - at cost: 135.3 and 137.0 shares
at September 30, 2009 and June 30, 2009, respectively	(6,054.8)	(6,133.9)
Accumulated other comprehensive income	339.9	156.0
Total stockholders’ equity	5,654.0	5,322.6
Total liabilities and stockholders’ equity	$24,436.1	$25,351.7

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net earnings	$284.1	$276.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	77.6	77.3
Deferred income taxes	25.7	(12.2)
Stock-based compensation expense	17.5	27.9
Net pension expense	8.7	8.5
Net realized (gain) loss from the sales of marketable securities	(0.7)	0.8
Net amortization of premiums and accretion of discounts on available-for-sale securities	14.5	14.3
Impairment losses on available-for-sale securities	5.3	-
Gain on sale of building	(1.5)	-
Loss on sale of discontinued businesses, net of tax	-	1.1
Other	7.5	1.1
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease (increase) in accounts receivable	64.1	(6.1)
(Increase) decrease in other assets	(6.3)	77.4
Decrease in accounts payable	(22.0)	(28.2)
Decrease in accrued expenses and other liabilities	(230.8)	(40.6)
Net cash flows provided by operating activities	243.7	398.2

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(497.5)	(965.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,007.8	704.0
Net (increase) decrease in restricted cash and cash equivalents and other restricted assets
held to satisfy client funds obligations	(95.5)	14.4
Capital expenditures	(34.4)	(45.1)
Additions to intangibles	(16.6)	(16.4)
Acquisitions of businesses, net of cash acquired	(0.3)	(4.2)
Reclassification from cash and cash equivalents to short-term marketable securities	-	(211.1)
Other	1.1	3.4
Proceeds from the sale of property, plant and equipment	3.1	19.9
Net cash flows provided by (used in) investing activities	367.7	(500.9)

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(441.2)	(406.5)
Payments of debt	(0.4)	(12.9)
Net purchases of reverse repurchase agreements	-	(11.8)
Net (repayment of) proceeds from issuance of commercial paper	(730.0)	1,362.9
Repurchases of common stock	(13.7)	(257.5)
Proceeds from stock purchase plan and exercises of stock options	44.5	88.8
Dividends paid	(165.6)	(148.9)
Net cash flows (used in) provided by financing activities	(1,306.4)	614.1

Effect of exchange rate changes on cash and cash equivalents	12.5	(32.5)

Net change in cash and cash equivalents	(682.5)	478.9

Cash and cash equivalents, beginning of period	2,265.3	917.5

Cash and cash equivalents, end of period	$1,582.8	$1,396.4

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2009 (“fiscal 2009”). The results of operations for the three months ended September 30, 2009 may not be indicative of the results to be expected for the fiscal year ending June 30, 2010 (“fiscal 2010”).

Note 2. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, “Generally Accepted Accounting Principles” (“ASC 105.10.05”). ASC 105.10.05 establishes the FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Company has updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Company’s consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable. The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. In either case, early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-13 will have on its consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. In either case, early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-14 will have on its consolidated results of operations, financial condition or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides additional guidance which clarifies measuring liabilities at fair value under ASC 820.10, “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after August 2009. The Company does not anticipate the adoption of ASU 2009-05 will have any impact on its consolidated results of operations, financial condition or cash flows.

In December 2008, the FASB issued ASC 715.20.65, “Retirement Benefits – Defined Benefit Plans.” ASC 715.20.65 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans. ASC 715.20.65 is effective for fiscal years ending after December 15, 2009 with early application permitted. The Company does not anticipate the adoption of ASC 715.20.65 will have a material impact on its consolidated results of operations, financial condition or cash flows.

In June 2008, the FASB issued ASC 260.10.45, “Earnings per Share.” ASC 260.10.45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260.10.45 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of ASC 260.10.45. On July 1, 2009, the Company adopted ASC 260.10.45 and the adoption did not have a material impact on its consolidated results of operations, financial condition or cash flows.

In April 2008, the FASB issued ASC 350.30, “Intangibles – Goodwill and Other.” ASC 350.30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350.30 also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350.30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years for intangible assets acquired after the effective date. On July 1, 2009, the Company adopted ASC 350.30 and the adoption did not have a material impact on its consolidated results of operations, financial condition or cash flows.

In December 2007, the FASB issued ASC 805.10, “Business Combinations.” ASC 805.10 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. ASC 805.10 further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. ASC 805.10 also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued ASC 805.20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” ASC 805.20 amends and clarifies ASC 805.10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805.10 and ASC 805.20 will impact business combinations that may be completed by the Company on or after July 1, 2009. On July 1, 2009, the Company adopted ASC 805.10 and ASC 805.20 and the adoption did not have a material impact on its consolidated results of operations, financial condition or cash flows as no business combinations were completed subsequent to adoption.

In September 2006, the FASB issued ASC 820.10, “Fair Value Measurements and Disclosures.” ASC 820.10 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. ASC 820.10 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted ASC 820.10 for assets and liabilities recognized or disclosed at fair value on a recurring basis. On July 1, 2009, the Company adopted ASC 820.10 for non-financial assets that are recognized or disclosed on a non-recurring basis. The adoption of ASC 820.10 did not have an impact on its consolidated results of operations, financial condition or cash flows.

Note 3. Earnings per Share (“EPS”)

		Effect of	Effect of	Effect of
		Employee	Employee	Employee
		Stock	Stock	Restricted
		Option	Purchase	Stock
	Basic	Shares	Plan Shares	Shares	Diluted

Three months ended September 30,

2009
Net earnings from continuing operations	$284.1	$-	$-	$-	$284.1
Weighted average shares (in millions)	501.4	0.8	-	1.5	503.7
EPS from continuing operations	$0.57				$0.56

2008
Net earnings from continuing operations	$278.0	$-	$-	$-	$278.0
Weighted average shares (in millions)	507.5	3.7	0.2	2.1	513.5
EPS from continuing operations	$0.55				$0.54

Options to purchase 33.7 million and 13.6 million shares of common stock for the three months ended September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 4. Other Income, net

	Three Months Ended
	September 30,
	2009	2008
Interest income on corporate funds	$(36.3)	$(46.0)
Gain on sale of building	(1.5)	-
Realized gains on available-for-sale securities	(8.0)	(1.1)
Realized losses on available-for-sale securities	7.3	1.9
Impairment losses on available-for-sale securities	5.3	-
Other, net	(0.5)	2.8

Other income, net	$(33.7)	$(42.4)

Proceeds from sales and maturities of available-for-sale securities were $1,007.8 million and $704.0 million for the three months ended September 30, 2009 and 2008, respectively.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. (“Broadridge”) pursuant to which the Company provides data center outsourcing services, which principally consist of information technology services and service delivery network services. As a result of the outsourcing agreement, the Company recognized income of $26.0 million and $25.8 million for the three months ended September 30, 2009 and 2008, respectively, which is offset by expenses directly associated with providing such services of $25.4 million and $25.2 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.6 million and $8.7 million as of September 30, 2009 and June 30, 2009, respectively.

During the three months ended September 30, 2009, the Company realized impairment losses on available-for-sale securities of $5.3 million in other income, net on the Statements of Consolidated Earnings. Additionally, during the three months ended September 30, 2009, the Company sold a building and, as a result, recorded a gain of $1.5 million in other income, net, on the Statements of Consolidated Earnings. This building was previously reported in assets held for sale on the Consolidated Balance Sheets.

During the three months ended September 30, 2008, the Company recorded a $3.3 million loss to other income, net on the Statements of Consolidated Earnings related to the Primary Fund of the Reserve Fund (the “Reserve Fund”).

Note 5. Divestitures

During the three months ended September 30, 2008, the Company recorded a charge of $1.1 million within earnings from discontinued operations on the Statements of Consolidated Earnings related to a change in estimated taxes on the divestitures of businesses.

There were no assets or liabilities of discontinued operations as of September 30, 2009 or June 30, 2009.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2009 and June 30, 2009 are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$3,493.8	$-	$-	$3,493.8
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	4,893.7	273.8	(0.9)	5,166.6
Corporate bonds	4,664.4	220.5	(2.1)	4,882.8
Asset-backed securities	1,268.8	60.7	(0.3)	1,329.2
Canadian government obligations and Canadian government agency obligations	987.6	41.1	-	1,028.7
Other securities	2,029.1	74.8	(13.9)	2,090.0

Total available-for-sale securities	13,843.6	670.9	(17.2)	14,497.3

Total corporate investments and funds
held for clients	$17,337.4	$670.9	$(17.2)	$17,991.1

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$4,077.5	$-	$-	$4,077.5
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	5,273.0	268.3	(1.4)	5,539.9
Corporate bonds	4,647.6	135.9	(35.3)	4,748.2
Asset-backed securities	1,482.2	44.2	(4.7)	1,521.7
Canadian government obligations and Canadian government agency obligations	929.2	41.4	(0.1)	970.5
Other securities	1,961.6	48.2	(59.9)	1,949.9

Total available-for-sale securities	14,293.6	538.0	(101.4)	14,730.2

Total corporate investments and funds
held for clients	$18,371.1	$538.0	$(101.4)	$18,807.7

At September 30, 2009, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) with fair values of $1,734.9 million, $1,300.5 million and $1,306.4 million, respectively. At June 30, 2009, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $1,906.4 million, $1,463.6 million and $1,352.5 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that carries a credit rating of AAA and has maturities ranging from October 2009 through August 2019.

At September 30, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $717.6 million, $348.8 million, $208.6 million, $25.5 million and $28.7 million, respectively. At June 30, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $808.4 million, $384.2 million, $244.9 million, $49.8 million and $34.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2009.

At September 30, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $773.0 million, municipal bonds of $466.1 million, AAA rated mortgage-backed securities of $184.1 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $192.3 million, supranational bonds of $244.4 million and corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $131.8 million. At June 30, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $759.3 million, municipal bonds of $462.0 million, AAA rated mortgage-backed securities of $186.8 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $170.2 million, supranational bonds of $160.0 million and corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $137.6 million. The Company’s AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2009	2009

Corporate investments:
Cash and cash equivalents	$1,582.8	$2,265.3
Short-term marketable securities	36.6	30.8
Long-term marketable securities	99.2	92.4
Total corporate investments	$1,718.6	$2,388.5

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2009	2009

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$1,616.1	$1,575.6
Restricted short-term marketable securities held
to satisfy client funds obligations	2,591.5	2,564.6
Restricted long-term marketable securities held
to satisfy client funds obligations	11,770.0	12,042.4
Other restricted assets held to satisfy client
funds obligations	294.9	236.6
Total funds held for clients	$16,272.5	$16,419.2

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $15,633.7 million and $15,992.6 million as of September 30, 2009 and June 30, 2009, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net (increase) decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net decrease in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

At September 30, 2009, approximately 83% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at September 30, 2009 with the exception of the Reserve Fund investment discussed below.

Available-for-sale securities that have been in an unrealized loss position for periods of less than and greater than 12 months as of September 30, 2009 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$(0.9)	$28.3	$-	$-	$(0.9)	$28.3
Corporate bonds	(1.8)	111.3	(0.3)	73.3	(2.1)	184.6
Asset backed securities	-	-	(0.3)	25.0	(0.3)	25.0
Canadian government obligations and
Canadian government agency obligations	-	14.1	-	-	-	14.1
Other securities	(0.6)	81.1	(13.3)	270.3	(13.9)	351.4

	$(3.3)	$234.8	$(13.9)	$368.6	$(17.2)	$603.4

Expected maturities of available-for-sale securities at September 30, 2009 are as follows:

Due in one year or less	$2,628.1
Due after one year to two years	3,041.2
Due after two years to three years	3,186.7
Due after three years to four years	3,262.3
Due after four years	2,379.0

Total available-for-sale securities	$14,497.3

The Company has an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. In fiscal 2009, the Company reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities. During fiscal 2009, the Company recorded an $18.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize its pro-rata share of the estimated losses of the Reserve Fund, of which $3.3 million was recorded during the three months ended September 30, 2008. As of September 30, 2009, the Company had received approximately $198.5 million in distributions from the Reserve Fund. As of September 30, 2009, the Company had a remaining balance of $3.9 million in short-term marketable securities related to the Reserve Fund. Any distributions received from the Reserve Fund in excess of the remaining balance of $3.9 million will be recognized as realized gains on available-for-sale securities. During October 2009, the Company received a $4.3 million distribution from the Reserve Fund.

At September 30, 2009, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $5.3 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. As such, the Company realized impairment losses of $5.3 million in other income, net on the Statements of Consolidated Earnings during the three months ended September 30, 2009. During October 2009, the Company sold these securities. For the remaining securities in an unrealized loss position at September 30, 2009, the Company concluded that it did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery.

At September 30, 2009, the Company evaluated the unrealized losses of $17.2 million related to the debt securities in an unrealized loss position for which the Company did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery in order to determine whether such losses were due to credit losses. The securities with unrealized losses of $17.2 million were primarily comprised of corporate bonds and commercial mortgage backed securities. The Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis. At September 30, 2009, the Company concluded that unrealized losses on available-for-sale securities held at September 30, 2009 were not credit losses and were attributable to other factors, including changes in interest rates. As a result, the Company concluded that the $17.2 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at September 30, 2009.

Note 7. Fair Value Measurements

On July 1, 2008, the Company adopted ASC 820.10 for assets and liabilities recognized or disclosed at fair value on a recurring basis. On July 1, 2009, the Company adopted ASC 820.10 for non-financial assets that are recognized or disclosed on a non-recurring basis. The guidance in ASC 820.10 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. ASC 820.10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820.10 establishes market or observable inputs as the preferred source of fair value, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The valuation techniques required by ASC 820.10 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest priority.

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

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2009. Included in the table are available-for-sale securities within corporate investments of $135.7 million and funds held for clients of $14,361.6 million. Refer to Note 6 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of
U.S. government agencies	$-	$5,166.6	$-	$5,166.6
Corporate bonds	-	4,882.8	-	4,882.8
Asset-backed securities	-	1,329.2	-	1,329.2
Canadian government obligations and
Canadian government agency obligations	-	1,028.7	-	1,028.7
Other securities	9.7	2,080.3	-	2,090.0
Total available-for-sale securities	$9.7	$14,487.6	$-	$14,497.3

Note 8. Receivables

The Company’s receivables include notes receivable for the financing of the sale of computer systems, most of which are due from automotive, heavy truck and powersports dealers. These notes receivable are reflected on the Consolidated Balance Sheets as follows:

	September 30, 2009		June 30, 2009
	Current	Long-term	Current	Long-term

Receivables	$137.7	$176.5	$136.8	$193.4
Less:
Allowance for doubtful accounts	(9.7)	(17.3)	(9.9)	(18.0)
Unearned income	(12.7)	(11.5)	(13.3)	(12.8)

	$115.3	$147.7	$113.6	$162.6

Accounts receivable is recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $52.2 million and $47.8 million at September 30, 2009 and June 30, 2009, respectively. Long-term receivables represent our notes receivable that are recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $17.3 million and $18.0 million at September 30, 2009 and June 30, 2009, respectively, and unearned income of $11.5 million and $12.8 million at September 30, 2009 and June 30, 2009, respectively, and represents the excess of the gross receivables over the sales price of the computer systems financed. The unearned income is amortized using the effective interest method. The carrying value of notes receivable approximates fair value.

Note 9. Assets Held for Sale

During fiscal 2009, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. In fiscal 2009, the Company sold one of those buildings. In July 2009, the Company sold one building and realized a gain of $1.5 million in other income, net on the Statements of Consolidated Earnings. The Company currently expects to complete the sale of the remaining building during fiscal 2010.

At September 30, 2009, the Company had $6.7 million classified as assets held for sale on the Consolidated Balance Sheets related to one building.

Note 10. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2009 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2009	$1,567.0	$4.8	$803.7	$2,375.5
Additions and other adjustments, net	0.2	-	3.9	4.1
Currency translation adjustments	18.0	-	12.2	30.2

Balance as of September 30, 2009	$1,585.2	$4.8	$819.8	$2,409.8

The Company made $0.3 million of contingent payments relating to previously consummated acquisitions during the three months ended September 30, 2009.

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2009	2009
Intangible assets:
Software and software licenses	$1,103.0	$1,085.2
Customer contracts and lists	629.3	623.1
Other intangibles	197.4	197.3
	1,929.7	1,905.6
Less accumulated amortization:
Software and software licenses	(886.7)	(858.5
Customer contracts and lists	(345.3)	(328.6
Other intangibles	(140.3)	(138.4
	(1,372.3)	(1,325.5
Intangible assets, net	$557.4	$580.1

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 7 years (3 years for software and software licenses, 10 years for customer contracts and lists, and 8 years for other intangibles). Amortization of intangible assets totaled $38.0 million and $37.8 million for the three months ended September 30, 2009 and 2008, respectively. Estimated future amortization expense of the Company’s existing intangible assets is as follows:

Amount
Nine months ended June 30, 2010	$120.1
Twelve months ended June 30, 2011	$128.2
Twelve months ended June 30, 2012	$90.3
Twelve months ended June 30, 2013	$48.1
Twelve months ended June 30, 2014	$38.8
Twelve months ended June 30, 2015	$21.4

The Company did not incur significant costs to renew or extend the term of acquired intangible assets during the three months ended September 30, 2009.

Note 11. Short-term Financing

The Company has a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2010. In addition, the Company has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010, June 2011, respectively, each of which are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2009 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2009, there was no commercial paper outstanding. At June 30, 2009, the Company had $0.7 billion in commercial paper outstanding that matured and was repaid on July 1, 2009. For the three months ended September 30, 2009 and 2008, the Company’s average borrowings were $2.6 billion and $2.4 billion, respectively, at a weighted average interest rate of 0.2% and 2.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2009 and 2008 was less than two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2009 and June 30, 2009, the Company had no obligation outstanding related to reverse repurchase agreements. For the three months ended September 30, 2009 and 2008, the Company had average outstanding balances under reverse repurchase agreements of $512.6 million and $539.6 million, respectively, at a weighted average interest rate of 0.2% and 2.5%, respectively.

Note 12. Debt

Components of long-term debt are as follows:

	September 30,	June 30,
	2009	2009

Industrial revenue bonds	$26.5	$26.5
Secured financing	18.5	19.0

	45.0	45.5
Less: current portion	(2.8)	(2.8)

	$42.2	$42.7

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Note 13. Employee Benefit Plans

A. Stock Plans. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of grant. Stock-based compensation consists of the following:

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

•

Employee Stock Purchase Plan. Prior to January 1, 2009, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering is determined. Compensation expense related to an offering that has not been completed under the plan will continue to be recognized on a straight-line basis over the vesting period of 24 months that concludes on December 31, 2009.

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

o

Performance-Based Restricted Stock. The performance-based restricted stock program contains a two-year performance period and a subsequent six-month service period. Under this program, the Company communicates “target awards” to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the “target awards” during the performance period. After the two-year performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program. The performance target is based on EPS growth over the performance period, with possible payouts ranging from 0% to 125% of the “target awards”. S tock-based compensation expense is measured based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting term of approximately 30 months based upon the probable performance target that will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $17.5 million and $27.9 million was recognized in earnings from continuing operations for the three months ended September 30, 2009 and 2008, respectively, as well as related tax benefits of $5.0 million and $8.1 million, respectively.

	Three Months Ended
	September 30,
	2009	2008

Operating expenses	$2.8	$6.1
Selling, general and administrative expenses	12.7	17.1
System development and programming costs	2.0	4.7
Total pretax stock-based compensation expense	$17.5	$27.9

As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested stock options, the employee stock purchase plan and restricted stock awards amounted to $21.1 million, $3.9 million and $36.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.5 years, 0.3 years and 2.3 years, respectively.

During the three months ended September 30, 2009, the following activity occurred under our existing plans:

Stock Options:

	Number	Weighted
	of Options	Average Price
	(in thousands)	(in dollars)

Options outstanding at
July 1, 2009	45,320	$41
Options granted	235	$39
Options exercised	(1,012)	$35
Options canceled	(1,675)	$43

Options outstanding at
September 30, 2009	42,868	$41

Performance-Based Restricted Stock:
Number
of Shares
(in thousands)

Restricted shares outstanding
at July 1, 2009	2,632
Restricted shares granted	164
Restricted shares vested	-
Restricted shares forfeited	(31)

Restricted shares outstanding
at September 30, 2009	2,765

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Three Months Ended
	September 30,
	2009	2008
Risk-free interest rate	2.6%	3.1%
Dividend yield	3.4%	2.6%
Weighted average volatility factor	30.4%	25.3%
Weighted average expected life (in years)	5.0	5.0
Weighted average fair value (in dollars)	$7.66	$8.77

B. Pension Plans.

The components of net pension expense were as follows:

	Three months ended
	September 30,
	2009	2008
Service cost – benefits earned during the period	$11.9	$11.6
Interest cost on projected benefits	14.8	14.0
Expected return on plan assets	(19.1)	(17.4)
Net amortization and deferral	1.1	0.3
Net pension expense	$8.7	$8.5

During the three months ended September 30, 2009, the Company made $105.4 million in contributions to the pension plans and expects to contribute an additional $4.5 million during the remainder of fiscal 2010.

Note 14. Income Taxes

The effective tax rate for the three months ended September 30, 2009 and 2008 was 36.5% and 37.0%, respectively. The decrease in the effective tax rate reflects lower amounts accrued for interest during the three months ended September 30, 2009 as a result of the agreement reached during fiscal 2009 with the Internal Revenue Service (“IRS”) regarding all outstanding audit issues with the IRS for the tax years 1998 through 2006. This decreased the effective tax rate by approximately 0.4 percentage points for the three months ended September 30, 2009.

The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions in which it is subject to taxation. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s Statements of Consolidated Earnings for a particular future period and on the Company’s effective tax rate. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Note 16. Foreign Currency Risk Management Programs

The Company is exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position or cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes.

During July 2009, a Canadian subsidiary of the Company entered into a foreign exchange forward contract which obligates the Canadian subsidiary to buy $178.6 million U.S. Dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009. Such foreign exchange forward contract was entered into in order to hedge against foreign exchange fluctuations on a U.S. Dollar denominated short-term intercompany amount payable by the Canadian subsidiary to a U.S. subsidiary of the Company. The loss on the foreign exchange forward contract of $13.2 million has been recognized in current period earnings, which substantially offset the foreign currency mark-to-market gain on the related short-term intercompany amount payable.

At September 30, 2009, the fair value of the derivative financial instrument of $13.2 million was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet. As the fair value of the forward contract was determined using an observable market input (i.e., the current forward rate), the Company has classified the related liability as Level 2.

	Level 1	Level 2	Level 3	Total

Derivative financial instrument	$-	$13.2	$-	$13.2

The Company had no derivative financial instruments outstanding at June 30, 2009.

Note 17. Comprehensive Income

	Three Months Ended
	September 30,
	2009	2008
Net earnings	$284.1	$276.9
Other comprehensive income:
Currency translation adjustments	42.5	(108.6)
Unrealized gain (loss) on available-for-sale
securities, net of tax	140.6	(118.1)
Pension liability adjustment, net of tax	0.8	0.5
Comprehensive income	$468.0	$50.7

Note 18. Interim Financial Data by Segment

The Company’s strategic business units are aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The primary components of “Other” are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2010. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to the Company’s reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues		Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Employer Services	$1,492.0	$1,532.0	$367.6	$367.3
PEO Services	296.2	279.2	35.2	28.1
Dealer Services	313.5	326.8	45.5	51.7
Other	4.2	3.8	(14.4)	(30.4)
Reconciling items:
Foreign exchange	11.6	45.4	1.1	3.5
Client fund interest	(14.7)	(5.7)	(14.7)	(5.7)
Cost of Capital Charge	-	-	27.0	26.8
Total	$2,102.8	$2,181.5	$447.3	$441.3

Note 19. Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, which is the date the Company filed its Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the period ended September 30, 2009. With the exception of the items listed in Note 6, there are no further subsequent events for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

Total revenues	$2,102.8	$2,181.5	$(78.7)	(4)%

Costs of revenues:
Operating expenses	1,006.8	1,046.9	(40.1)	(4)%
Systems development and
programming costs	126.1	130.4	(4.3)	(3)%
Depreciation and amortization	60.4	59.4	1.0	2%
Total costs of revenues	$1,193.3	$1,236.7	$(43.4)	(4)%

Selling, general and
administrative expenses	492.7	526.7	(34.0)	(6)%
Interest expense	3.2	19.2	(16.0)	(83)%
Total expenses	$1,689.2	$1,782.6	$(93.4)	(5)%

Other income, net	(33.7)	(42.4)	(8.7)	(21)%
Earnings from continuing
operations before income
taxes	$447.3	$441.3	$6.0	1%
Margin	21%	20%

Provision for income taxes	$163.2	$163.3	$(0.1)	0%
Effective tax rate	36.5%	37.0%

Net earnings from
continuing operations	$284.1	$278.0	$6.1	2%

Diluted earnings per share
from continuing operations	$0.56	$0.54	$0.02	4%

Total Revenues

Our total revenues for the three months ended September 30, 2009 declined $78.7 million, or 4%, to $2,102.8 million compared to the three months ended September 30, 2008 due to a $40.0 million decline in Employer Services and a $13.3 million decline in Dealer Services. Fluctuations in foreign currency exchange rates reduced our revenues by $38.0 million, or 2%. Such decreases were partially offset by an increase in PEO Services revenue of $17.0 million.

Our total revenues for the three months ended September 30, 2009 include interest on funds held for clients of $127.9 million as compared to $151.9 million for the three months ended September 30, 2008. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 4.0% during the three months ended September 30, 2009 as compared to 4.3% for the three months ended September 30, 2008, and a decrease in our average client funds balances for the three months ended September 30, 2009 of 10%, to $12.7 billion.

Total Expenses

Our total expenses for the three months ended September 30, 2009 decreased $93.4 million, to $1,689.2 million, from $1,782.6 million for the three months ended September 30, 2008. The decrease in our consolidated expenses for the three months ended September 30, 2009 was due to the decrease in our revenues and a decrease of $36.4 million related to fluctuations in foreign currency exchange rates, partially offset by higher pass-through costs associated with our PEO business.

Our total costs of revenues decreased $43.4 million to $1,193.3 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Operating expenses decreased $40.1 million, or 4%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due to the decrease in revenues described above. In addition, operating expenses decreased by $19.0 million due to foreign currency fluctuations, by $9.2 million due to the settlement of a PEO Services state unemployment tax matter and by $3.3 million related to a decline in stock-based compensation. These decreases were partially offset by an increase in PEO Services pass-through costs including those costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that are re-billable. These pass-through costs were $223.0 million for the three months ended September 30, 2009, which included costs for benefits coverage of $192.3 million and costs for workers’ compensation and payment of state unemployment taxes of $30.7 million. These costs were $202.4 million for the three months ended September 30, 2008, which included costs for benefits coverage of $174.0 million and costs for workers’ compensation and payment of state unemployment taxes of $28.4 million.

Systems development and programming expenses decreased $4.3 million, or 3%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due to the $3.6 million impact of foreign currency fluctuations and a $2.7 million decline in stock-based compensation. These decreases were partially offset by an increase in expenses of $1.2 million related to the acquisitions of businesses during fiscal 2009.

Selling, general and administrative expenses decreased $34.0 million, or 6%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due to a decrease in selling expenses of $24.7 million related to cost saving initiatives, which included headcount reductions and a reduction in travel and entertainment expenses, and a decline of $4.4 million related to a decline in stock-based compensation. In addition, approximately $12.6 million of the decrease was due to the impact of foreign currency fluctuations. These decreases were partially offset by an asset impairment charge of $6.8 million as a result of the announcement by General Motors Corporation (“GM”) that it will shut down its Saturn division.

Interest expense decreased $16.0 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 as a result of a decrease of $11.8 million related to our short-term commercial paper program and a decrease of $3.1 million related to our reverse repurchase program. For the three months ended September 30, 2009 and 2008, the Company’s average borrowings under the commercial paper program were $2.6 billion and $2.4 billion, respectively, at weighted average interest rates of 0.2% and 2.2%, respectively. For the three months ended September 30, 2009 and 2008, the Company’s average borrowings under the reverse repurchase program were $512.6 million and $539.6 million, respectively, at weighted average interest rates of 0.2% and 2.5%, respectively.

Other Income, net

	Three Months Ended
	September 30,
	2009	2008	$ Change
Interest income on corporate funds	$(36.3)	$(46.0)	$9.7
Gain on sale of building	(1.5)	-	(1.5)
Realized gains on available-for-sale securities	(8.0)	(1.1)	(6.9)
Realized losses on available-for-sale securities	7.3	1.9	5.4
Impairment losses on available-for-sale securities	5.3	-	5.3
Other, net	(0.5)	2.8	(3.3)

Other income, net	$(33.7)	$(42.4)	$8.7

Other income, net, decreased $8.7 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to a $9.7 million decrease in interest income on corporate funds and a $5.3 million impairment loss recorded during the three months ended September 30, 2009 related to available-for-sale securities. Interest income on corporate funds decreased as a result of lower average interest rates, partially offset by an increase in average daily balances. Average interest rates decreased from 4.1% for the three months ended September 30, 2008 to 3.2% for the three months ended September 30, 2009. Average daily balances increased from $4.5 billion for the three months ended September 30, 2008 to $4.6 billion for the three months ended September 30, 2009. These decreases in other income were partially offset by a $3.3 million loss on the Primary Fund of the Reserve Fund (the “Reserve Fund”) realized during the three months ended September 30, 2008, a $1.5 million increase in net realized gains on available-for-sale securities and a $1.5 million gain on sale of a building realized during the three months ended September 30, 2009.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $6.0 million, or 1%, from $441.3 million for the three months ended September 30, 2008 to $447.3 million for the three months ended September 30, 2009 because the decrease in revenues was more than offset by the decrease in expenses discussed above. Overall margin increased from 20% to 21% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2009 and 2008 was 36.5% and 37.0%, respectively. The decrease in the effective tax rate reflects lower amounts accrued for interest during the three months ended September 30, 2009 as a result of the agreement reached during fiscal 2009 with the Internal Revenue Service (“IRS”) regarding all outstanding audit issues with the IRS for the tax years 1998 through 2006. This decreased the effective tax rate by approximately 0.4 percentage points for the three months ended September 30, 2009.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $6.1 million to $284.1 million, for the three months ended September 30, 2009, from $278.0 million for the three months ended September 30, 2008, and the related diluted earnings per share from continuing operations increased 4%, to $0.56, for the three months ended September 30, 2009. The increase in net earnings from continuing operations for the three months ended September 30, 2009 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three months ended September 30, 2009 reflects the impact of fewer shares outstanding due to the repurchase of approximately 0.4 million shares during the three months ended September 30, 2009 and the repurchase of 13.8 million shares in the fiscal year ended June 30, 2009.

Analysis of Reportable Segments

	Revenues				Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Employer Services	$1,492.0	$1,532.0	$(40.0)	(3)%	$367.6	$367.3	$0.3	0%
PEO Services	296.2	279.2	17.0	6%	35.2	28.1	7.1	25%
Dealer Services	313.5	326.8	(13.3)	(4)%	45.5	51.7	(6.2)	(12)%
Other	4.2	3.8	0.4		(14.4)	(30.4)	16.0
Reconciling items:
Foreign exchange	11.6	45.4	(33.8)		1.1	3.5	(2.4)
Client fund interest	(14.7)	(5.7)	(9.0)		(14.7)	(5.7)	(9.0)
Cost of capital charge	-	-	-		27.0	26.8	0.2
Total revenues	$2,102.8	$2,181.5	$(78.7)	(4)%	$447.3	$441.3	$6.0	1%

The prior year’s reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2010. This adjustment is made for management purposes so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in foreign currency rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

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

Employer Services

Revenues

Employer Services' revenues decreased $40.0 million, or 3%, to $1,492.0 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Revenues from our payroll and payroll tax filing business decreased 7%.  Our payroll and payroll tax filing revenues were adversely impacted due to the reduced number of payrolls processed, a decline in pays per control and a reduction in the average daily balances held, offset by pricing increases.  Our worldwide client retention rate decreased by 1.0 percentage points for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  Lost business due to clients’ pricing sensitivity and clients going out of business increased for the three months ended September 30, 2009 as a result of continued economic pressures.  “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 135,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 6.5% for the three months ended September 30, 2009. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment decreased $15.2 million for the three months ended September 30, 2009, which represented a 1% decline in Employer Services’ revenues, due to the decline in average client fund balances. Average client fund balances decreased from $13.8 billion for the three months ended September 30, 2008 to $12.5 billion for the three months ended September 30, 2009, related to lower wage growth and a decline in pays per control.  Pricing increases resulted in an increase to Employer Services’ revenue of approximately 1% for the three months ended September 30, 2009.  Revenues from our “beyond payroll” services increased 3% for the three months ended September 30, 2009 due to growth in our Cobra and HR Benefits services revenues, with a higher number of clients utilizing these services. This increase was partially offset by a decline in our Retirement Services revenues due to a decrease in the market value of assets under management.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $0.3 million to $367.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The increase was due to the decline in revenues of $40.0 million discussed above, which was offset by a decrease in expenses of $40.3 million. The decrease in expenses was due to our cost saving initiatives, which included headcount reductions and a reduction in travel and entertainment expenses. Such cost saving initiatives resulted in lower selling expenses of $20.5 million. ,

PEO Services

Revenues

PEO Services’ revenues increased $17.0 million, or 6%, to $296.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 due to a 3% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to new client sales. Revenues associated with benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $20.6 million due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, decreased $1.2 million, or 2%, for the three months ended September 30, 2009, due to a decline in wages for worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.2 million for the three months ended September 30, 2009 due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base. Average client funds balances were $0.2 billion for both the three months ended September 30, 2009 and 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $7.1 million, or 25%, to $35.2 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Earnings from continuing operations before income taxes grew due to the increase in revenues described above and was offset by the related cost of providing benefits coverage, workers’ compensation coverage and payment of state unemployment taxes for worksite employees that are included in costs of revenues. For the three months ended September 30, 2009, there was an increase in costs associated with providing benefits coverage for worksite employees of $18.3 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $2.3 million. In addition, earnings before income taxes increased $9.2 million due to the settlement of a state unemployment tax matter.

Dealer Services

Revenues

Dealer Services' revenues decreased $13.3 million, or 4%, to $313.5 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Revenues for our Dealer Services business would have declined approximately 6% for the three months ended September 30, 2009 without the impact of acquisitions completed during fiscal 2009. Revenues declined $29.4 million due to client losses and cancellation of services resulting from the consolidation and closing of dealerships and continued pressure on dealerships to reduce costs. In addition, revenues decreased $4.4 million due to lower Credit Check, Laser Printing, and Computerized Vehicle Registration (“CVR”) transaction volume. These decreases were offset by a $20.9 million increase in revenues from new clients and growth in our key products during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The growth in our key products was driven by increased users for Application Service Provider (“ASP”) managed services, growth in our Customer Relationship Management (“CRM”) applications and new network and hosted IP telephony installations.

Earnings from Continuing Operations before Income Taxes

Dealer Services’ earnings from continuing operations before income taxes decreased $6.2 million, or 12%, to $45.5 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease was due to the decline in revenues of $13.3 million discussed above, which was partially offset by a decrease in expenses of $7.1 million. The decrease in expenses was due to a decrease of $13.9 million in expenses due to certain cost saving initiatives, including headcount reductions and a reduction in travel and entertainment expenses, offset by an asset impairment charge of $6.8 million as a result of the announcement by GM that it will shut down its Saturn division.

Other

The primary components of “Other” are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, cash and marketable securities were $1,718.6 million, stockholders’ equity was $5,654.0 million and the ratio of long-term debt-to-equity was 0.7%. Working capital before funds held for clients and client funds obligations was $1,635.6 million at September 30, 2009, as compared to $1,521.0 million at June 30, 2009. This increase is due to cash generated from operations, partially offset by the use of cash to repurchase common stock and the use of cash for dividend payments.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the three months ended September 30, 2009, and we held approximately $1.6 billion of cash and approximately $0.1 billion of marketable securities at September 30, 2009. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $243.7 million for the three months ended September 30, 2009, as compared to $398.2 million for the comparable period in the prior fiscal year. The decrease in net cash flows provided by operating activities was due to an increase in pension plan contributions as compared to the prior year, which decreased cash flows $104.0 million. In addition, there was an increase in income taxes paid as compared to the prior year, which resulted in a $76.4 million decrease in cash flows provided by operating activities for the quarter ended September 30, 2009. The increase in income taxes paid was a result of the agreement reached during fiscal 2009 with the IRS regarding all outstanding audit issues with the IRS for the tax years 1998 through 2006.

Net cash flows provided by investing activities were $367.7 million for the three months ended September 30, 2009, as compared to $500.9 million of cash flows used in investing activities for the comparable period in the prior fiscal year. The increase in net cash flows provided by investing activities of $868.6 million was due to the timing of purchases of and proceeds from the sales or maturities of marketable securities and the timing of receipts and payments of cash to satisfy client fund obligations, which resulted in a net increase in cash flows of $662.2 million. In addition, during the three months ended September 30, 2008, there was a reclassification from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below. The proceeds received related to the Reserve Fund have been included in proceeds from the sales and maturities of corporate and client funds marketable securities.

Net cash flows used in financing activities were $1,306.4 million for the three months ended September 30, 2009, as compared to $614.1 million of cash flows provided by financing activities for the comparable period in the prior fiscal year. The decrease in net cash flows of financing activities of $1,920.5 million was due a $2,092.9 million fluctuation in cash due to the timing of commercial paper borrowings. We made a $730.0 million repayment of commercial paper on July 1, 2009 that was outstanding as of June 30, 2009, representing a use of cash during the quarter ended September 30, 2009. Alternatively, in the prior year, we had proceeds from the issuance of commercial paper of $1,362.9 million that was outstanding as of September 30, 2008 and repaid on October 1, 2008, representing a source of cash during the quarter ended September 30, 2008. In addition, there was a decrease in the proceeds from stock purchase plan and exercises of stock options of $44.3 million and a decrease due to the net change in the client funds obligations of $34.7 million as a result of timing of cash received and payments made related to client funds obligations. Such decreases in cash flows of financing activities were partially offset by a decrease in the repurchases of common stock of $243.8 million. We purchased approximately 0.4 million shares of our common stock at an average price per share of $37.71 during the three months ended September 30, 2009 as compared to purchases of 5.4 million shares of our common stock at and average price per share of $43.86 during the three months ended September 30, 2008.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2009, there was no commercial paper outstanding. At June 30, 2009, the Company had $0.7 billion in commercial paper outstanding that matured and was repaid on July 1, 2009. For the three months ended September 30, 2009 and 2008, we had average borrowings of $2.6 billion and $2.4 billion, respectively, at a weighted average interest rate of 0.2% and 2.2%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2009 and 2008 was less than two days. Throughout the three month period ended September 30, 2009, we had full access to our U.S. short term funding requirements related to client funds obligations.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2009 and June 30, 2009, the Company had no obligations outstanding related to reverse repurchase agreements. For the three months ended September 30, 2009 and 2008, we had average outstanding balances under reverse repurchase agreements of $512.6 million and $539.6 million, respectively, at a weighted average interest rate of 0.2% and 2.5%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client fund obligations.

In addition, we have a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2010. We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010, June 2011, respectively, each of which are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2009 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.0 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment-grade fixed-income securities. We own senior tranches of fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

We have an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. In fiscal 2009, we reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, we reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities. During fiscal 2009, we recorded an $18.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the Reserve Fund, of which $3.3 million was recorded during the three months ended September 30, 2008. As of September 30, 2009, we had received approximately $198.5 million in distributions from the Reserve Fund. As of September 30, 2009, we had a remaining balance of $3.9 million in short-term marketable securities related to the Reserve Fund. Any distributions received from the Reserve Fund in excess of the remaining balance of $3.9 million will be recognized as realized gains on available-for-sale securities. During October 2009, we received a $4.3 million distribution from the Reserve Fund.

During the three months ended September 30, 2009, the number of automotive dealerships in the United States to which we provide services has continued to decline primarily due to the consolidation of dealerships and dealerships going out of business.  Since April 2009, both Chrysler LLC (“Chrysler”) and GM have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to reorganize their businesses and both have subsequently emerged from bankruptcy. Additionally, in September 2009, GM announced that it would shut down its Saturn brand after an attempt to sell the brand was not successful. Based upon these actions by Chrysler and GM, we expect the total number of GM and Chrysler dealerships in the United States to decline by about 1,800 over the next 12 to 18 months. Given our share of the market, the impact of these dealership closings to our revenues in Dealer Services is expected to be approximately $50 million on an annualized basis. At September 30, 2009, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $69 million and $35 million, respectively, due from automobile dealerships that sell GM or Chrysler products in the United States. At June 30, 2009, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $73 million and $35 million, respectively, due from automobile dealerships that sell GM or Chrysler products in the United States. At September 30, 2009, we do not have any significant amounts due to us directly from GM or Chrysler.

For the three months ended September 30, 2009, capital expenditures for continuing operations were $19.3 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2010 are expected to be approximately $130 million, compared to $167.7 million in the fiscal year ended June 30, 2009.

In the normal course of business, we enter into contracts in which we make representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties.

Fair Value Measurements

On July 1, 2008, we adopted ASC 820.10 for assets and liabilities recognized or disclosed at fair value on a recurring basis. On July 1, 2009, the Company adopted ASC 820.10 for non-financial assets that are recognized or disclosed on a non-recurring basis. The guidance in ASC 820.10 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.

The valuation techniques required by ASC 820.10 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest priority.

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

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of our Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. Over 99% of our Level 2 investments are valued utilizing inputs obtained from a pricing service. We review the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. hawse have not adjusted the prices obtained from the independent pricing service. We have no available-for-sale securities included in Level 3.

Foreign exchange forward contracts included in Level 2 are valued using an observable market input (i.e., the current forward rate).

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At September 30, 2009, approximately 84% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client fund obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. We minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by impounding, in virtually all instances, the client’s funds in advance of the timing of payment of such client’s obligation. As a result of this practice, we have consistently maintained the required level of client fund assets to satisfy all of our client funds obligations.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2009	2008
Average investment balances at cost:
Corporate investments	$4,587.9	$4,467.2
Funds held for clients	12,659.5	14,023.2
Total	$17,247.4	$18,490.4

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	3.2%	4.1%
Funds held for clients	4.0%	4.3%
Total	3.8%	4.3%

Realized gains on available-for-sale securities	$8.0	$1.1
Realized losses on available-for-sale securities	(7.3)	(1.9)
Net realized gains/(losses) on available-for-sale securities	$0.7	$(0.8)

	September 30,	June 30,
	2009	2009
Net unrealized pre-tax gains on
available-for-sale securities	$653.7	$436.6
Total available-for-sale securities at fair value	$14,497.3	$14,730.2

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased by 50 basis points, from 4.3% for the three months ended September 30, 2008 to 3.8% for the three months ended September 30, 2009. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $8 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2010. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2010.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At September 30, 2009, approximately 83% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

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

During July 2009, a Canadian subsidiary of the Company entered into a foreign exchange forward contract which obligates the Canadian subsidiary to buy $178.6 million U.S. Dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009. Such foreign exchange forward contract was entered into in order to hedge against foreign exchange fluctuations on a U.S. Dollar denominated short term intercompany amount payable by the Canadian subsidiary to a U.S. subsidiary of the Company. The loss on the foreign exchange forward contract of $13.2 million has been recognized in current period earnings, which substantially offset the foreign currency mark-to-market gain on the related short-term intercompany amount payable.

At September 30, 2009, the fair value of the derivative financial instrument of $13.2 million was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet. As the fair value of the forward contract was determined using an observable market input (i.e., the current forward rate), the Company has classified the related liability as Level 2.

We had no derivative financial instruments outstanding at June 30, 2009.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, “Generally Accepted Accounting Principles” (“ASC 105.10.05”). ASC 105.10.05 establishes the FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, we updated references to GAAP in our financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on our consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable. The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. In either case, early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of ASU 2009-13 will have on our consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. In either case, early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of ASU 2009-14 will have on our consolidated results of operations, financial condition or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides additional guidance which clarifies measuring liabilities at fair value under ASC 820.10, “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after August 2009. We do not anticipate the adoption of ASU 2009-05 will have any impact on our consolidated results of operations, financial condition or cash flows.

In December 2008, the FASB issued ASC 715.20.65, “Retirement Benefits – Defined Benefit Plans.” ASC 715.20.65 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans. ASC 715.20.65 is effective for fiscal years ending after December 15, 2009 with early application permitted. We do not anticipate the adoption of ASC 715.20.65 will have a material impact on our consolidated results of operations, financial condition or cash flows.

In June 2008, the FASB issued ASC 260.10.45, “Earnings per Share.” ASC 260.10.45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260.10.45 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of ASC 260.10.45. On July 1, 2009, we adopted ASC 260.10.45 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In April 2008, the FASB issued ASC 350.30, “Intangibles – Goodwill and Other.” ASC 350.30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350.30 also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350.30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years for intangible assets acquired after the effective date. On July 1, 2009, we adopted ASC 350.30 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In December 2007, the FASB issued ASC 805.10, “Business Combinations.” ASC 805.10 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. ASC 805.10 further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. ASC 805.10 also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued ASC 805.20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” ASC 805.20 amends and clarifies ASC 805.10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805.10 and ASC 805.20 will impact business combinations that may be completed by us on or after July 1, 2009. On July 1, 2009, we adopted ASC 805.10 and ASC 805.20 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows as no business combinations were completed subsequent to adoption.

In September 2006, the FASB issued ASC 820.10, “Fair Value Measurements and Disclosures.” ASC 820.10 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. ASC 820.10 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, we adopted ASC 820.10 for assets and liabilities recognized or disclosed at fair value on a recurring basis. On July 1, 2009, we adopted ASC 820.10 for non-financial assets that are recognized or disclosed on a non-recurring basis. The adoption of ASC 820.10 did not have an impact on our consolidated results of operations, financial condition or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of the	may yet be
			Publicly	Purchased under
	Total Number	Average Price	Announced	the Common Stock
	of Shares	Paid per	Common Stock	Repurchase
Period	Purchased (1)	Share	Repurchase Plan (2)	Plan (2)

July 1, 2009
to July 31, 2009	57,712	$36.70	35,000	46,988,533

August 1, 2009
to August 31, 2009	328,644	$37.73	327,600	46,660,933

September 1, 2009
to September 30, 2009	-	$-	-	46,660,933

Total	386,356		362,600

(1) During the three months ended September 30, 2009, pursuant to the terms of the Company’s restricted stock program, the Company made repurchases of 22,712 shares during July 2009 and 1,044 shares during August 2009 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2) The Company received the Board of Directors’ approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million

There is no expiration date for the common stock repurchase plan.

Item 6. Exhibits.

Exhibit Number	Exhibit

10.8	2000 Stock Option Plan
31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema document

101.CAL*	XBRL taxonomy extension calculation linkbase document

101.LAB*	XBRL taxonomy label linkbase document

101.PRE*	XBRL taxonomy extension presentation linkbase document

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: November 6, 2009	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)