Form 10-Q
period 2009-12-31
AUTOMATIC DATA PROCESSING INC
filed 2010-02-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

                                         OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 1-5397

___________________

AUTOMATIC DATA PROCESSING, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	22-1467904
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
One ADP Boulevard, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 504,832,209.

Part I. Financial Information

Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings

(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,767.8	$1,772.6	$3,448.8	$3,525.0
Interest on funds held for clients	127.7	147.3	255.6	299.2
PEO revenues (A)	308.9	283.4	602.8	560.5
TOTAL REVENUES	2,204.4	2,203.3	4,307.2	4,384.7

EXPENSES:
Costs of revenues:
Operating expenses	1,050.4	1,007.1	2,057.2	2,054.1
Systems development and programming costs	121.0	123.1	247.1	253.4
Depreciation and amortization	59.9	57.3	120.4	116.7
TOTAL COSTS OF REVENUES	1,231.3	1,187.5	2,424.7	2,424.2

Selling, general and administrative expenses	520.1	573.1	1,012.9	1,099.8
Interest expense	2.5	8.1	5.6	27.4
TOTAL EXPENSES	1,753.9	1,768.7	3,443.2	3,551.4

Other income, net	(29.6)	(38.6)	(63.4)	(81.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	480.1	473.2	927.4	914.5

Provision for income taxes	164.3	172.8	327.5	336.2

NET EARNINGS FROM CONTINUING OPERATIONS	$315.8	$300.4	$599.9	$578.3

Earnings (loss) from discontinued operations, net of (benefit) provision for income taxes of $(0.1) for the three months ended December 31, 2008, and $1.0 for the six months ended December 31, 2008	-	0.1	-	(1.0)

NET EARNINGS	$315.8	$300.5	$599.9	$577.3

Basic Earnings Per Share from Continuing Operations	$0.63	$0.60	$1.20	$1.14
Basic Earnings Per Share from Discontinued Operations	-	-	-	-
BASIC EARNINGS PER SHARE	$0.63	$0.60	$1.20	$1.14

Diluted Earnings Per Share from Continuing Operations	$0.62	$0.59	$1.19	$1.14
Diluted Earnings Per Share from Discontinued Operations	-	-	-	-
DILUTED EARNINGS PER SHARE	$0.62	$0.59	$1.19	$1.13

Basic weighted average shares outstanding	502.0	503.4	501.7	505.4
Diluted weighted average shares outstanding	506.2	506.1	504.8	509.4

Dividends declared per common share	$0.3400	$0.3300	$0.6700	$0.6200

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $3,814.5 and $3,283.4 for the three months ended December 31, 2009 and 2008, respectively, and $6,615.6 and $6,082.0 for the six months ended December 31, 2009 and 2008, respectively.

     See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Consolidated Balance Sheets

(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
Assets	2009	2009
Current assets:
Cash and cash equivalents	$1,741.1	$2,265.3
Short-term marketable securities	40.6	30.8
Accounts receivable, net	1,089.4	1,055.4
Other current assets	673.3	921.1
Assets held for sale	6.6	12.1
Total current assets before funds held for clients	3,551.0	4,284.7
Funds held for clients	21,375.4	16,419.2
Total current assets	24,926.4	20,703.9
Long-term marketable securities	90.6	92.4
Long-term receivables, net	142.0	162.6
Property, plant and equipment, net	707.4	734.5
Other assets	761.0	702.7
Goodwill	2,413.2	2,375.5
Intangible assets, net	558.3	580.1
Total assets	$29,598.9	$25,351.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$101.4	$130.3
Accrued expenses and other current liabilities	728.9	778.5
Accrued payroll and payroll related expenses	386.4	402.3
Dividends payable	167.4	162.1
Short-term deferred revenues	326.8	329.8
Obligation under commercial paper borrowing	-	730.0
Income taxes payable	40.5	230.7
Total current liabilities before client funds obligations	1,751.4	2,763.7
Client funds obligations	20,809.1	15,992.6
Total current liabilities	22,560.5	18,756.3
Long-term debt	41.8	42.7
Other liabilities	444.9	477.1
Deferred income taxes	328.2	254.5
Long-term deferred revenues	475.6	498.5
Total liabilities	23,851.0	20,029.1

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7shares at December 31, 2009 and June 30, 2009; outstanding, 502.9 and 501.7 shares at December 31, 2009 and June 30, 2009, respectively	63.9	63.9
Capital in excess of par value	468.7	520.0
Retained earnings	10,979.2	10,716.6
Treasury stock - at cost: 135.8 and 137.0 shares at December 31, 2009 and June 30, 2009, respectively	(6,075.0)	(6,133.9)
Accumulated other comprehensive income	311.1	156.0
Total stockholders’ equity	5,747.9	5,322.6
Total liabilities and stockholders’ equity	$29,598.9	$25,351.7

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities:
Net earnings	$599.9	$577.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	155.0	151.2
Deferred income taxes	44.8	(52.4)
Stock-based compensation expense	36.7	62.6
Net pension expense	17.4	16.8
Net realized loss from the sales of marketable securities	1.9	8.3
Net amortization of premiums and accretion of discounts on available-for-sale securities	29.2	28.9
Impairment losses on available-for-sale securities	5.3	-
Gain on sale of building	(1.5)	(2.2)
Loss on sale of discontinued businesses, net of tax	-	1.0
Other	31.7	(4.2)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(32.6)	(213.8)
Decrease (increase) in other assets	144.9	(41.4)
Decrease in accounts payable	(16.3)	(32.0)
(Decrease) increase in accrued expenses and other liabilities	(343.5)	181.5
Net cash flows provided by operating activities	672.9	681.6

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,481.7)	(1,735.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,693.0	1,496.4
Net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	(4,938.9)	(9,162.6)
Capital expenditures	(54.3)	(83.6)
Additions to intangibles	(67.8)	(35.9)
Acquisitions of businesses, net of cash acquired	(3.8)	(7.2)
Reclassification from cash and cash equivalents to short-term marketable securities	-	(211.1)
Other	8.2	4.3
Proceeds from the sale of property, plant and equipment	3.1	19.9
Net cash flows used in investing activities	(4,842.2)	(9,715.4)

Cash Flows from Financing Activities:
Net increase in client funds obligations	4,687.6	10,159.5
Proceeds from issuance of debt	-	12.5
Payments of debt	(0.9)	(13.4)
Net purchases of reverse repurchase agreements	-	(11.8)
Net repayment of commercial paper borrowing	(730.0)	-
Repurchases of common stock	(151.9)	(451.2)
Proceeds from stock purchase plan and exercises of stock options	151.4	99.1
Dividends paid	(330.8)	(297.2)
Net cash flows provided by financing activities	3,625.4	9,497.5

Effect of exchange rate changes on cash and cash equivalents	19.7	(76.3)

Net change in cash and cash equivalents	(524.2)	387.4

Cash and cash equivalents, beginning of period	2,265.3	917.5

Cash and cash equivalents, end of period	$1,741.1	$1,304.9

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Tabular dollars in millions, except per share amounts)
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2009 (“fiscal 2009”). The results of operations for the three and six months ended December 31, 2009 may not be indicative of the results to be expected for the fiscal year ending June 30, 2010 (“fiscal 2010”).

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures about Fair Value Investments.” ASU 2010-6 amends the disclosure requirements in ASC 820.10 “Fair Value Measurements and Disclosures,” which the Company adopted on July 1, 2008, and requires new disclosures regarding transfers in and out of Level 1 and 2 asset categories as well as more detailed information for the Level 3 reconciliation of activity, if required. Since the Company adopted ASC 820.10, the Company has not had any transfers in or out of Level 1 or Level 2, nor has the Company had any Level 3 assets or liabilities. ASU 2010-6 also clarifies existing disclosure requirements regarding the level of disaggregation expected, valuation techniques and inputs to fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not anticipate the adoption of ASU 2010-6 will have any impact on its consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable. The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. In either case, early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-13 will have on its consolidated results of operations, financial condition or cash flows.

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

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides additional guidance which clarifies measuring liabilities at fair value under ASC 820.10. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after August 2009. On October 1, 2009, the Company adopted ASU 2009-05 and the adoption did not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

In December 2007, the FASB issued ASC 805.10, “Business Combinations.” ASC 805.10 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. ASC 805.10 further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. ASC 805.10 also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued ASC 805.20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” ASC 805.20 amends and clarifies ASC 805.10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. On July 1, 2009, the Company adopted ASC 805.10 and ASC 805.20 and the adoption did not have a material impact on its consolidated results of operations, financial condition or cash flows as no business combinations had been completed at the time of adoption.

In September 2006, the FASB issued ASC 820.10. ASC 820.10 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. ASC 820.10 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, the Company adopted ASC 820.10 for assets and liabilities recognized or disclosed at fair value on a recurring basis. On July 1, 2009, the Company adopted ASC 820.10 for non-financial assets that are recognized or disclosed on a non-recurring basis. The adoption of ASC 820.10 did not have an impact on its consolidated results of operations, financial condition or cash flows.

Note 3. Earnings per Share (“EPS”)

		Effect of	Effect of	Effect of
		Employee	Employee	Employee
		Stock	Stock	Restricted
		Option	Purchase	Stock
	Basic	Shares	Plan Shares	Shares	Diluted

Three months ended December 31,

2009
Net earnings from continuing operations	$315.8	$-	$-	$-	$315.8
Weighted average shares (in millions)	502.0	2.7	-	1.5	506.2
EPS from continuing operations	$0.63				$0.62

2008
Net earnings from continuing operations	$300.4	$-	$-	$-	$300.4
Weighted average shares (in millions)	503.4	0.8	-	1.9	506.1
EPS from continuing operations	$0.60				$0.59

Six months ended December 31,

2009
Net earnings from continuing operations	$599.9	$-	$-	$-	$599.9
Weighted average shares (in millions)	501.7	1.6	-	1.5	504.8
EPS from continuing operations	$1.20				$1.19

2008
Net earnings from continuing operations	$578.3	$-	$-	$-	$578.3
Weighted average shares (in millions)	505.4	2.0	-	2.0	509.4
EPS from continuing operations	$1.14				$1.14

Options to purchase 15.6 million and 35.2 million shares of common stock for the three months ended December 31, 2009 and 2008, respectively, and 22.5 million and 25.1 million shares of common stock for the six months ended December 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 4. Other Income, net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest income on corporate funds	$(31.2)	$(43.3)	$(67.5)	$(89.5)
Realized gains on available-for-sale securities	(2.2)	(1.5)	(10.2)	(2.6)
Realized losses on available-for-sale securities	4.8	9.0	12.1	10.9
Realized (gain) loss on investment in Reserve Fund	(0.4)	-	(0.4)	3.3
Impairment losses on available-for-sale securities	-	-	5.3	-
Gain on sales of buildings	-	(2.2)	(1.5)	(2.2)
Other, net	(0.6)	(0.6)	(1.2)	(1.1)

Other income, net	$(29.6)	$(38.6)	$(63.4)	$(81.2)

Proceeds from sales and maturities of available-for-sale securities were $1,693.0 million and $1,496.4 million for the six months ended December 31, 2009 and 2008, respectively.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. (“Broadridge”) pursuant to which the Company provides data center outsourcing services, which principally consist of information technology services and service delivery network services. As a result of the outsourcing agreement, the Company recognized income of $26.2 million and $26.0 million for the three months ended December 31, 2009 and 2008, respectively, which is offset by expenses directly associated with providing such services of $25.6 million and $25.4 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company recognized income of $52.2 million and $51.8 million for the six months ended December 31, 2009 and 2008, respectively, which is offset by expenses directly associated with providing such services of $51.1 million and $50.7 million. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.8 million and $8.7 million as of December 31, 2009 and June 30, 2009, respectively.

At September 30, 2009, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $5.3 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. As such, the Company realized impairment losses of $5.3 million in other income, net on the Statements of Consolidated Earnings during the three and six months ended December 31, 2009. During October 2009, the Company sold these securities.

During the six months ended December 31, 2008, the Company recorded a $3.3 million loss to other income, net on the Statements of Consolidated Earnings related to the Primary Fund of the Reserve Fund (the “Reserve Fund”).

During the six months ended December 31, 2009, the Company sold a building and, as a result, recorded a gain of $1.5 million in other income, net, on the Statements of Consolidated Earnings. Additionally, during the three and six months ended December 31, 2008, the Company sold a building and, as a result, recorded a gain of $2.2 million in other income, net on the Statements of Consolidated Earnings. These buildings were previously reported in assets held for sale on the Consolidated Balance Sheets.

Note 5. Acquisitions

The Company acquired one business during the six months ended December 31, 2009 for approximately $4.5 million. The purchase price includes $1.5 million in accrued contingent payments expected to be paid in future periods. This acquisition resulted in approximately $3.9 million of goodwill. Intangible assets acquired, which totaled approximately $0.7 million, consisted of customer contracts and lists and software that are being amortized over a weighted average life of approximately 4 years. The acquisition was not material to the Company’s results of operations, financial position or cash flows.

The Company made $0.7 million of contingent payments relating to previously consummated acquisitions during the six months ended December 31, 2009.

Note 6. Divestitures

During the three and six months ended December 31, 2008, the Company recorded income of $0.1 million and expenses of $1.0 million, respectively, within earnings (loss) from discontinued operations on the Statements of Consolidated Earnings, both of which related to a change in estimated provision for income taxes associated with the divestitures of businesses.

There were no assets or liabilities of discontinued operations as of December 31, 2009 or June 30, 2009.

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2009 and June 30, 2009 are as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$8,495.1	$-	$-	$8,495.1
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,154.4	230.5	(6.4)	5,378.5
Corporate bonds	4,762.9	214.9	(7.4)	4,970.4
Asset-backed securities	1,175.1	51.0	-	1,226.1
Canadian government obligations and
Canadian government agency obligations	1,039.2	35.5	(0.6)	1,074.1
Other securities	2,040.4	68.9	(5.8)	2,103.5

Total available-for-sale securities	14,172.0	600.8	(20.2)	14,752.6

Total corporate investments and funds
held for clients	$22,667.1	$600.8	$(20.2)	$23,247.7

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$4,077.5	$-	$-	$4,077.5
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,273.0	268.3	(1.4)	5,539.9
Corporate bonds	4,647.6	135.9	(35.3)	4,748.2
Asset-backed securities	1,482.2	44.2	(4.7)	1,521.7
Canadian government obligations and
Canadian government agency obligations	929.2	41.4	(0.1)	970.5
Other securities	1,961.6	48.2	(59.9)	1,949.9

Total available-for-sale securities	14,293.6	538.0	(101.4)	14,730.2

Total corporate investments and funds
held for clients	$18,371.1	$538.0	$(101.4)	$18,807.7

At December 31, 2009, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) with fair values of $1,912.2 million, $1,241.4 million and $1,289.3 million, respectively. At June 30, 2009, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $1,906.4 million, $1,463.6 million and $1,352.5 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody’s and Standard & Poor’s and has maturities ranging from January 2010 through August 2019.

At December 31, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan and equipment lease receivables with fair values of $681.1 million, $364.7 million, $157.4 million and $23.0 million, respectively. At June 30, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $808.4 million, $384.2 million, $244.9 million, $49.8 million and $34.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2009.

At December 31, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $735.5 million, municipal bonds of $442.4 million, AAA rated mortgage-backed securities of $172.4 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $202.5 million, supranational bonds of $262.6 million, corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $132.6 million and sovereign bonds of $133.3 million. At June 30, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $759.3 million, municipal bonds of $462.0 million, AAA rated mortgage-backed securities of $186.8 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $170.2 million, supranational bonds of $160.0 million, corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $137.6 million and sovereign bonds of $51.8 million. The Company’s AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2009	2009

Corporate investments:
Cash and cash equivalents	$1,741.1	$2,265.3
Short-term marketable securities	40.6	30.8
Long-term marketable securities	90.6	92.4
Total corporate investments	$1,872.3	$2,388.5

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2009	2009

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$6,639.2	$1,575.6
Restricted short-term marketable securities held
to satisfy client funds obligations	2,669.6	2,564.6
Restricted long-term marketable securities held
to satisfy client funds obligations	11,951.8	12,042.4
Other restricted assets held to satisfy client
funds obligations	114.8	236.6
Total funds held for clients	$21,375.4	$16,419.2

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $20,809.1 million and $15,992.6 million as of December 31, 2009 and June 30, 2009, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.

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

At December 31, 2009, approximately 83% of the available-for-sale securities held an AAA or AA rating, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at December 31, 2009 with the exception of the Reserve Fund investment discussed below.

Available-for-sale securities that have been in an unrealized loss position for periods of less than and greater than 12 months as of December 31, 2009 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$(5.9)	$511.2	$(0.5)	$4.0	$(6.4)	$515.2
Corporate bonds	(7.3)	470.5	(0.1)	16.3	(7.4)	486.8
Asset backed securities	-	0.8	-	7.4	-	8.2
Canadian government obligations and
Canadian government agency obligations	(0.6)	109.2	-	-	(0.6)	109.2
Other securities	(2.2)	216.4	(3.6)	131.3	(5.8)	347.7

	$(16.0)	$1,308.1	$(4.2)	$159.0	$(20.2)	$1,467.1

Expected maturities of available-for-sale securities at December 31, 2009 are as follows:

Due in one year or less	$2,710.3
Due after one year to two years	3,250.8
Due after two years to three years	3,290.5
Due after three years to four years	2,516.2
Due after four years	2,984.8

Total available-for-sale securities	$14,752.6

The Company has an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. In fiscal 2009, the Company reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities. During fiscal 2009, the Company recorded an $18.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize its pro-rata share of the estimated losses of the Reserve Fund, of which $3.3 million was recorded during the six months ended December 31, 2008. As of December 31, 2009, the Company had received distributions in excess of what was previously recognized in short-term marketable securities, net of previously recognized losses, in the amount of $0.4 million. As such, $0.4 million was recognized as realized gains on available-for-sale securities during the six months ended December 31, 2009. Additionally, during January 2010, the Company received an additional distribution in excess of what was previously recorded in short-term marketable securities of $14.8 million. Such amount will be recognized as realized gains on available-for-sale securities during the three months ending March 31, 2010.

At December 31, 2009, the Company evaluated the unrealized losses of $20.2 million related to the debt securities in an unrealized loss position, for which the Company did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery, in order to determine whether such losses were due to credit losses. The securities with unrealized losses of $20.2 million were primarily comprised of corporate bonds, U.S. Treasury and direct obligations of U.S. government agencies, and commercial mortgage backed securities. The Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis. At December 31, 2009, the Company concluded that unrealized losses on available-for-sale securities held at December 31, 2009 were not credit losses and were attributable to other factors, including changes in interest rates. As a result, the Company concluded that the $20.2 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at December 31, 2009.

Note 8. Fair Value Measurements

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
The following table presents the Company’s assets measured at fair value on a recurring basis at December 31, 2009. Included in the table are available-for-sale securities within corporate investments of $131.2 million and funds held for clients of $14,621.4 million. Refer to Note 7 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of
U.S. government agencies	$-	$5,378.4	$-	$5,378.4
Corporate bonds	-	4,970.4	-	4,970.4
Asset-backed securities	-	1,226.2	-	1,226.2
Canadian government obligations and
Canadian government agency obligations	-	1,074.1	-	1,074.1
Other securities	10.1	2,093.4	-	2,103.5
Total available-for-sale securities	$10.1	$14,742.5	$-	$14,752.6

Note 9. Receivables

The Company’s receivables include notes receivable for the financing of the sale of computer systems, most of which are due from automotive, heavy truck and powersports dealers. These notes receivable are reflected on the Consolidated Balance Sheets as follows:

	December 31, 2009		June 30, 2009
	Current	Long-term	Current	Long-term

Receivables	$126.2	$169.7	$136.8	$193.4
Less:
Allowance for doubtful accounts	(9.7)	(17.0)	(9.9)	(18.0)
Unearned income	(11.6)	(10.7)	(13.3)	(12.8)

	$104.9	$142.0	$113.6	$162.6

Accounts receivable is recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $51.5 million and $47.8 million at December 31, 2009 and June 30, 2009, respectively. Long-term receivables represent our notes receivable that are recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $17.0 million and $18.0 million at December 31, 2009 and June 30, 2009, respectively, and unearned income of $10.7 million and $12.8 million at December 31, 2009 and June 30, 2009, respectively, and represents the excess of the gross receivables over the sales price of the computer systems financed. The unearned income is amortized using the effective interest method. The carrying value of notes receivable approximates fair value.

Note 10. Assets Held for Sale

During fiscal 2009, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. The Company has sold two of the buildings and currently expects to complete the sale of the remaining building during fiscal 2010.

At December 31, 2009, the Company had $6.6 million classified as assets held for sale on the Consolidated Balance Sheets related to the remaining building.

Note 11. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2009 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2009	$1,567.0	$4.8	$803.7	$2,375.5
Additions and other adjustments, net	4.1	-	0.8	4.9
Currency translation adjustments	18.1	-	14.7	32.8

Balance as of December 31, 2009	$1,589.2	$4.8	$819.2	$2,413.2

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2009	2009
Intangible assets:
Software and software licenses	$1,114.9	$1,085.2
Customer contracts and lists	643.7	623.1
Other intangibles	211.2	197.3
	1,969.8	1,905.6
Less accumulated amortization:
Software and software licenses	(910.8)	(858.5)
Customer contracts and lists	(358.6)	(328.6)
Other intangibles	(142.1)	(138.4)
	(1,411.5)	(1,325.5)
Intangible assets, net	$558.3	$580.1

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 7 years (3 years for software and software licenses, 9 years for customer contracts and lists, and 7 years for other intangibles). Amortization of intangible assets totaled $38.1 million and $36.7 million for the three months ended December 31, 2009 and 2008, respectively and totaled $76.1 million and $74.5 million for the six months ended December 31, 2009 and 2008, respectively. Estimated future amortization expense of the Company’s existing intangible assets is as follows:

Amount
Six months ending June 30, 2010	$89.0
Twelve months ending June 30, 2011	$141.6
Twelve months ending June 30, 2012	$96.9
Twelve months ending June 30, 2013	$56.2
Twelve months ending June 30, 2014	$44.6
Twelve months ending June 30, 2015	$33.3

The Company did not incur significant costs to renew or extend the term of acquired intangible assets during the six months ended December 31, 2009.

Note 12. Short-term Financing

The Company has a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2010. In addition, the Company has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010, June 2011, respectively, each of which are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2009 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2009, there was no commercial paper outstanding. At June 30, 2009, the Company had $0.7 billion in commercial paper outstanding that matured and was repaid on July 1, 2009. For the three months ended December 31, 2009 and 2008, the Company’s average borrowings were $2.2 billion and $2.5 billion, respectively, at a weighted average interest rate of 0.2% and 0.7%, respectively. For the six months ended December 31, 2009 and 2008, the Company’s average borrowings were $2.4 billion for both periods, at a weighted average interest rate of 0.2% and 1.4%, respectively. The weighted average maturity of the Company’s commercial paper during each of the three and six months ended December 31, 2009 and 2008 was less than two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2009 and June 30, 2009, the Company had no obligation outstanding related to reverse repurchase agreements. For the three months ended December 31, 2009 and 2008, the Company had average outstanding balances under reverse repurchase agreements of $477.8 million and $617.4 million, respectively, at a weighted average interest rate of 0.2% and 1.1%, respectively. For the six months ended December 31, 2009 and 2008, the Company had average outstanding balances under reverse repurchase agreements of $495.2 million and $578.5 million, respectively, at a weighted average interest rate of 0.2% and 1.8%, respectively.

Note 13. Debt

Components of long-term debt are as follows:

	December 31,	June 30,
	2009	2009

Industrial revenue bonds	$26.5	$26.5
Secured financing	18.1	19.0

	44.6	45.5
Less: current portion	(2.8)	(2.8)

	$41.8	$42.7

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Note 14. Employee Benefit Plans

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

o

Prior to January 1, 2009, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering was determined. Compensation expense related to this stock purchase plan concluded on December 31, 2009 upon completion of the vesting period of the final offering under such plan.

o

Subsequent to January 1, 2009, the Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company’s common stock on the last day of the offering period. This plan has been deemed non-compensatory and therefore no compensation expense has been recorded.

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

o

Performance-Based Restricted Stock. The performance-based restricted stock programs contain either a one-year or two-year performance period, both of which have a subsequent six-month service period.  Under these programs, the Company communicates “target awards” to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the “target awards” during the performance period.  After the performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program.  The performance target is based on EPS growth over the performance period, with possible payouts ranging from 0% to 125% of the “target awards”.  Stock-based compensation expense is measured based upon the fair value of the award on the grant date.  Compensation expense is recognized on a straight-line basis over the vesting terms of approximately 18 months and 30 months, for the one-year and two-year plans, respectively, based upon the probable performance target that will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $19.3 million and $34.7 million was recognized in earnings from continuing operations for the three months ended December 31, 2009 and 2008, respectively, as well as related tax benefits of $5.7 million and $9.8 million, respectively. Stock-based compensation expense of $36.7 million and $62.6 million was recognized in earnings from continuing operations for the six months ended December 31, 2009 and 2008, respectively, as well as related tax benefits of $10.8 million and $17.9 million, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Operating expenses	$3.7	$7.9	$6.5	$14.0
Selling, general and administrative expenses	12.7	21.0	25.4	38.1
System development and programming costs	2.9	5.8	4.8	10.5
Total pretax stock-based compensation expense	$19.3	$34.7	$36.7	$62.6

As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $16.1 million and $64.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.4 years and 1.7 years, respectively.

During the six months ended December 31, 2009, the following activity occurred under our existing plans:

Stock Options:

	Number	Weighted
	of Options	Average Price
	(in thousands)	(in dollars)

Options outstanding at
July 1, 2009	45,320	$41
Options granted	285	$40
Options exercised	(3,549)	$37
Options canceled	(2,963)	$42

Options outstanding at
December 31, 2009	39,093	$41

Performance-Based Restricted Stock:

Number
of Shares
(in thousands)

Restricted shares outstanding
at July 1, 2009	2,632
Restricted shares granted	1,005
Restricted shares vested	(26)
Restricted shares forfeited	(82)

Restricted shares outstanding
at December 31, 2009	3,529

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Six Months Ended
	December 31,
	2009	2008
Risk-free interest rate	2.3% -2.6%	2.5% - 3.1%
Dividend yield	3.2% -3.4%	2.6% - 3.3%
Weighted average volatility factor	28.3% -30.4%	25.3% - 30.4%
Weighted average expected life (in years)	5.0	5.0
Weighted average fair value (in dollars)	$7.73	$8.52

B. Pension Plans.

The components of net pension expense were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost – benefits earned during the period	$11.9	$11.5	$23.8	$23.1
Interest cost on projected benefits	14.8	13.7	29.6	27.7
Expected return on plan assets	(19.1)	(17.2)	(38.3)	(34.6)
Net amortization and deferral	1.1	0.3	2.3	0.6
Net pension expense	$8.7	$8.3	$17.4	$16.8

During the six months ended December 31, 2009, the Company made $107.7 million in contributions to the pension plans and expects to contribute an additional $2.7 million during the remainder of fiscal 2010.

Note 15. Income Taxes

The effective tax rate for the three months ended December 31, 2009 and 2008 was 34.2% and 36.5%, respectively.  The effective tax rate for the three months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters.   Further, the effective tax rate is lower due to lower accrued interest as a result of the agreement reached during fiscal 2009 with the Internal Revenue Service (“IRS”) regarding all outstanding audit issues for the tax years 1998 through 2006. These decreases are partially offset by an unfavorable mix in income among state and foreign tax jurisdictions.

The effective tax rate for the six months ended December 31, 2009 and 2008 was 35.3% and 36.8%, respectively.  The effective tax rate for the six months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters.  Further, the effective tax rate is lower due to lower accrued interest as a result of the agreement reached during fiscal 2009 with the IRS regarding all outstanding audit issues for the tax years 1998 through 2006. These decreases are partially offset by an unfavorable mix in income among state and foreign tax jurisdictions.

In January 2010, the Company reached an agreement with the IRS regarding all outstanding tax audit issues in dispute for the tax years 2007 and 2008. The Company does not expect a material impact to the effective tax rate as a result of this agreement.

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

The Company has obligations under various facilities and equipment leases and software license agreements that were disclosed in its Annual Report on Form 10-K for the year ended June 30, 2009. In December 2009, the Company extended the term of a contract, which resulted in incremental obligations of $34.2 million, $73.1 million and $74.3 million for the fiscal years ending June 30, 2013, 2014 and 2015, respectively.

Note 17. Foreign Currency Risk Management Programs

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

The Company is exposed to foreign exchange fluctuations on U.S. Dollar denominated short-term intercompany amounts payable by a Canadian subsidiary to a U.S. subsidiary of the Company.  From July 2009 through December 2009, the amounts payable were $178.6 million U.S. Dollars. During December 2009, a portion of the amounts payable were paid by the Canadian subsidiary to the U.S. subsidiary. Subsequent to the payment, the amounts payable were $29.4 million U.S. Dollars. During July 2009, in order to manage the exposure related to the foreign exchange fluctuations between the Canadian Dollar and the U.S. Dollar, the Canadian subsidiary entered into a foreign exchange forward contract, which obligated the Canadian subsidiary to buy $178.6 million U.S. Dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009.  Upon settlement of such contract on December 1, 2009, an additional foreign exchange forward contract was entered into that, as of December 31, 2009, obligates the Canadian subsidiary to buy $29.4 million U.S. Dollars at a rate of 1.06 Canadian Dollars to each U.S. Dollar on February 26, 2010. The losses on the foreign exchange forward contracts of $3.4 million and $16.6 million for the three and six months ended December 31, 2009, respectively, have been recognized in current period earnings, which substantially offset the foreign currency mark-to-market gains on the related short-term intercompany amounts payable.

At December 31, 2009, the fair value of the outstanding derivative financial instrument of $0.1 million was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet. As the fair value of the forward contract was determined using an observable market input (i.e., the current forward rate), the Company has classified the related liability as Level 2.

	Level 1	Level 2	Level 3	Total

Derivative financial instrument	$-	$0.1	$-	$0.1

The Company had no derivative financial instruments outstanding at June 30, 2009.

Note 18. Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net earnings	$315.8	$300.5	$599.9	$577.3
Other comprehensive income:
Currency translation adjustments	18.3	(159.2)	60.8	(267.8)
Unrealized gain (loss) on available-for-sale
securities, net of tax	(47.8)	152.0	92.8	33.9
Pension liability adjustment, net of tax	0.7	1.1	1.5	1.6
Comprehensive income	$287.0	$294.4	$755.0	$345.0

Note 19. Interim Financial Data by Segment

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Employer Services	$1,571.4	$1,609.1	$3,063.4	$3,141.2
PEO Services	311.2	285.4	607.4	564.7
Dealer Services	311.0	329.0	624.5	655.8
Other	3.9	4.7	8.1	8.2
Reconciling items:
Foreign exchange	30.5	(13.7)	42.1	31.7
Client fund interest	(23.6)	(11.2)	(38.3)	(16.9)
Total revenues	$2,204.4	$2,203.3	$4,307.2	$4,384.7

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Employer Services	$416.9	$428.1	$784.5	$795.5
PEO Services	32.2	29.9	67.5	58.0
Dealer Services	54.8	55.9	100.3	107.6
Other	(30.7)	(57.2)	(45.2)	(87.7)
Reconciling items:
Foreign exchange	3.7	0.8	4.8	4.3
Client fund interest	(23.6)	(11.2)	(38.3)	(16.9)
Cost of capital charge	26.8	26.9	53.8	53.7
Total earnings from continuing
operations before income taxes	$480.1	$473.2	$927.4	$914.5

Note 20. Subsequent Events

The Company has evaluated subsequent events through February 9, 2010, which is the date the Company filed its Quarterly Report on Form 10-Q with the Securities and Exchange Commission for the period ended December 31, 2009. With the exception of the items listed below and in Notes 7 and 15, there are no further subsequent events for disclosure.

In January 2010, the Company acquired two businesses for approximately $73 million. These acquisitions were not material to the Company’s results of operations, financial position or cash flows.

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

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	December 31,
	2009	2008	$ Change	% Change

Total revenues	$2,204.4	$2,203.3	$1.1	0%

Costs of revenues:
Operating expenses	1,050.4	1,007.1	43.3	4%
Systems development and
programming costs	121.0	123.1	(2.1)	(2)%
Depreciation and amortization	59.9	57.3	2.6	5%
Total costs of revenues	$1,231.3	$1,187.5	$43.8	4%

Selling, general and
administrative expenses	520.1	573.1	(53.0)	(9)%
Interest expense	2.5	8.1	(5.6)	(69)%
Total expenses	$1,753.9	$1,768.7	$(14.8)	(1)%

Other income, net	(29.6)	(38.6)	(9.0)	(23)%
Earnings from continuing
operations before income
taxes	$480.1	$473.2	$6.9	1%
Margin	22%	21%

Provision for income taxes	$164.3	$172.8	$(8.5)	(5)%
Effective tax rate	34.2%	36.5%

Net earnings from
continuing operations	$315.8	$300.4	$15.4	5%

Diluted earnings per share
from continuing operations	$0.62	$0.59	$0.03	5%

	Six Months Ended
	December 31,
	2009	2008	$ Change	% Change

Total revenues	$4,307.2	$4,384.7	$(77.5)	(2)%

Costs of revenues:
Operating expenses	2,057.2	2,054.1	3.1	0%
Systems development and
programming costs	247.1	253.4	(6.3)	(2)%
Depreciation and amortization	120.4	116.7	3.7	3%
Total costs of revenues	$2,424.7	$2,424.2	$0.5	0%

Selling, general and
administrative expenses	1,012.9	1,099.8	(86.9)	(8)%
Interest expense	5.6	27.4	(21.8)	(80)%
Total expenses	$3,443.2	$3,551.4	$(108.2)	(3)%

Other income, net	(63.4)	(81.2)	(17.8)	(22)%
Earnings from continuing
operations before income
taxes	$927.4	$914.5	$12.9	1%
Margin	22%	21%

Provision for income taxes	$327.5	$336.2	$(8.7)	(3)%
Effective tax rate	35.3%	36.8%

Net earnings from
continuing operations	$599.9	$578.3	$21.6	4%

Diluted earnings per share
from continuing operations	$1.19	$1.14	$0.05	4%

Total Revenues

Our total revenues for the three months ended December 31, 2009 increased $1.1 million to $2,204.4 million compared to the three months ended December 31, 2008. PEO Services revenues increased $25.8 million and fluctuations in foreign currency exchange rates increased our revenues by $45.1 million, or 2%. Such increases were partially offset by a decrease in Employer Services revenues of $37.7 million and a decrease in Dealer Services revenues of $18.0 million.

Our total revenues for the three months ended December 31, 2009 include interest on funds held for clients of $127.7 million as compared to $147.3 million for the three months ended December 31, 2008. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 3.8% during the three months ended December 31, 2009 as compared to 4.2% for the three months ended December 31, 2008, and a decrease in our average client funds balances of 5%, to $13.4 billion, for the three months ended December 31, 2009.

Our total revenues for the six months ended December 31, 2009 declined $77.5 million, or 2%, to $4,307.2 million compared to the six months ended December 31, 2008 due to a $77.8 million decline in Employer Services revenues and a $31.3 million decline in Dealer Services revenues. Such decreases were partially offset by an increase in PEO Services revenues of $42.7 million. In addition, fluctuations in foreign currency exchange rates increased our revenues by $8.6 million.

Our total revenues for the six months ended December 31, 2009 include interest on funds held for clients of $255.6 million as compared to $299.2 million for the six months ended December 31, 2008. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 3.9% during the six months ended December 31, 2009 as compared to 4.3% for the six months ended December 31, 2008, and a decrease in our average client funds balances of 7%, to $13.0 billion, for the six months ended December 31, 2009.

Total Expenses

Our total expenses for the three months ended December 31, 2009 decreased $14.8 million, to $1,753.9 million, from $1,768.7 million for the three months ended December 31, 2008. The decrease in our consolidated expenses for the three months ended December 31, 2009 was due to our cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses. This decrease was partially offset by higher pass-through costs associated with our PEO Services business and an increase of $38.3 million related to fluctuations in foreign currency rates.

Our total expenses for the six months ended December 31, 2009 decreased $108.2 million, to $3,443.2 million, from $3,551.4 million for the six months ended December 31, 2008. The decrease in our consolidated expenses for the six months ended December 31, 2009 was due to our cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses. This decrease was partially offset by higher pass-through costs associated with our PEO Services business and an increase of $3.8 million related to fluctuations in foreign currency rates.

Our total costs of revenues increased $43.8 million to $1,231.3 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 due to the increase in operating expenses discussed below. Our total costs of revenues increased $0.5 million to $2,424.7 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.

Operating expenses increased $43.3 million, or 4%, for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, due to an increase in PEO Services pass-through costs including those costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that are re-billable. These pass-through costs were $232.7 million for the three months ended December 31, 2009, which included costs for benefits coverage of $200.3 million and costs for workers’ compensation and payment of state unemployment taxes of $32.4 million. These costs were $205.5 million for the three months ended December 31, 2008, which included costs for benefits coverage of $179.5 million and costs for workers’ compensation and payment of state unemployment taxes of $26.0 million. In addition, operating expenses increased by $22.4 million due to foreign currency fluctuations. These increases were offset by a decrease of $4.2 million due to a decline in stock-based compensation expense.

Operating expenses increased $3.1 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008, due to an increase in PEO Services pass-through costs including those costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that are re-billable. These pass-through costs were $455.7 million for the six months ended December 31, 2009, which included costs for benefits coverage of $392.6 million and costs for workers’ compensation and payment of state unemployment taxes of $63.1 million. These costs were $407.9 million for the six months ended December 31, 2008, which included costs for benefits coverage of $353.5 million and costs for workers’ compensation and payment of state unemployment taxes of $54.4 million. In addition, operating expenses increased $9.2 million due to the settlement of a PEO Services state unemployment tax matter and $4.3 million due to foreign currency fluctuations. These increases were partially offset by a decrease in operating expenses due to the decrease in revenues discussed above. In addition, there was a decrease in operating expenses of $7.5 million due to a decline in stock-based compensation.

Systems development and programming costs decreased $2.1 million, or 2%, for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, due to a $2.9 million decline in stock-based compensation and a $1.4 million decrease in expenses for programming expenses related to our systems. Such decrease in expenses was a result of lower costs per associate, particularly in our off-shore and smart-shore locations. These decreases were partially offset by a $3.1 million impact of foreign currency fluctuations.

Systems development and programming costs decreased $6.3 million, or 2%, for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008, due to a $5.7 million decline in stock-based compensation and a $2.8 million decrease in expenses for programming expenses related to our systems. Such decrease in expenses was a result of lower costs per associate, particularly in our off-shore and smart-shore locations. These decreases were partially offset by an increase in expenses of $1.7 million related to the acquisitions of businesses during fiscal 2009.

Selling, general and administrative expenses decreased $53.0 million, or 9%, for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The decrease in expense was due to a reduction in selling expenses of $17.8 million related to cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses, and a decline of $8.3 million in stock-based compensation. In addition, we recorded a restructuring charge of $27.0 million during the three months ended December 31, 2008 and a $12.0 million charge, also recorded during the three months ended December 31, 2008, to increase our allowance for doubtful accounts as a result of an increase in estimated credit losses related to our notes receivable from automotive, heavy truck and powersports dealers. These decreases in expenses for the three months ended December 31, 2009 as compared to the prior year were partially offset by an increase in expenses of $11.8 million due to the impact of foreign currency fluctuations.

Selling, general and administrative expenses decreased $86.9 million, or 8%, for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The decrease in expenses was due to a reduction in selling expenses of $37.2 million related to cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses, and a decline of $12.7 million in stock-based compensation. In addition, we recorded a restructuring charge of $27.0 million during the six months ended December 31, 2008 and a $13.7 million charge, also recorded during the six months ended December 31, 2008, to increase our allowance for doubtful accounts as a result of an increase in estimated credit losses related to our notes receivable from automotive, heavy truck and powersports dealers. These decreases in expenses for the six months ended December 31, 2009 as compared to the prior year were partially offset by an asset impairment charge of $6.8 million, recorded during the six months ended December 31, 2009, as a result of the announcement by General Motors Corporation (“GM”) that it will shut down its Saturn division.

Interest expense decreased $5.6 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 due to lower average borrowings and lower interest rates on our commercial paper and reverse repurchase programs. For the three months ended December 31, 2009 and 2008, the Company’s average borrowings under the commercial paper program were $2.2 billion and $2.5 billion, respectively, at weighted average interest rates of 0.2% and 0.7%, respectively, which resulted in a decrease of $3.1 million in interest expense. For the three months ended December 31, 2009 and 2008, the Company’s average borrowings under the reverse repurchase program were $477.8 million and $617.4 million, respectively, at weighted average interest rates of 0.2% and 1.1%, respectively, which resulted in a decrease of $1.6 million in interest expense.

Interest expense decreased $21.8 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 due to lower average borrowings and lower interest rates on our commercial paper and reverse repurchase programs. For the six months ended December 31, 2009 and 2008, the Company’s average borrowings under the commercial paper program were $2.4 billion for both periods at weighted average interest rates of 0.2% and 1.4%, respectively, which resulted in a decrease of $15.2 million in interest expense. For the six months ended December 31, 2009 and 2008, the Company’s average borrowings under the reverse repurchase program were $495.2 million and $578.5 million, respectively, at weighted average interest rates of 0.2% and 1.8%, respectively, which resulted in a decrease of $4.6 million in interest expense.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2009	2008	$ Change	2009	2008	$ Change
Interest income on corporate funds	$(31.2)	$(43.3)	$(12.1)	$(67.5)	$(89.5)	$(22.0)
Realized gains on available-for-sale securities	(2.2)	(1.5)	0.7	(10.2)	(2.6)	7.6
Realized losses on available-for-sale securities	4.8	9.0	4.2	12.1	10.9	(1.2)
Realized (gain) loss on investment in Reserve Fund	(0.4)	-	0.4	(0.4)	3.3	3.7
Impairment losses on available-for-sale securities	-	-	-	5.3	-	(5.3)
Gain on sales of buildings	-	(2.2)	(2.2)	(1.5)	(2.2)	(0.7)
Other, net	(0.6)	(0.6)	-	(1.2)	(1.1)	0.1

Other income, net	$(29.6)	$(38.6)	$(9.0)	$(63.4)	$(81.2)	$(17.8)

Other income, net decreased $9.0 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 due to a $12.1 million decrease in interest income on corporate funds. Interest income on corporate funds decreased as a result of lower average interest rates and a decrease in average daily balances. Average interest rates decreased from 3.9% for the three months ended December 31, 2008 to 2.9% for the three months ended December 31, 2009. Average daily balances decreased from $4.5 billion for the three months ended December 31, 2008 to $4.3 billion for the three months ended December 31, 2009. Lastly, the three months ended December 31, 2008 included a gain of $2.2 million on sale of a building. These decreases were offset by a $4.9 million decrease in net realized losses on available-for-sale securities.

Other income, net decreased $17.8 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 due to a $22.0 million decrease in interest income on corporate funds and a $5.3 million impairment loss recorded during the six months ended December 31, 2009 related to available-for-sale securities. Interest income on corporate funds decreased as a result of lower average interest rates and a decrease in average daily balances. Average interest rates decreased from 4.0% for the six months ended December 31, 2008 to 3.0% for the six months ended December 31, 2009. Average daily balances decreased from $4.5 billion for the six months ended December 31, 2008 to $4.4 billion for the six months ended December 31, 2009. These decreases in other income were partially offset by a $6.4 million decrease in net realized losses on available-for-sale securities. Lastly, the six months ended December 31, 2008 included a $3.3 million loss on the Primary Fund of the Reserve Fund (the “Reserve Fund”).

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $6.9 million, or 1%, from $473.2 million for the three months ended December 31, 2008 to $480.1 million for the three months ended December 31, 2009 due to the decline in total expenses discussed above. Overall margin increased from 21% to 22% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Earnings from continuing operations before income taxes increased $12.9 million, or 1%, from $914.5 million for the six months ended December 31, 2008 to $927.4 million for the six months ended December 31, 2009 because the decrease in revenues was more than offset by the decrease in expenses discussed above. Overall margin increased from 21% to 22% for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2009 and 2008 was 34.2% and 36.5%, respectively.  The effective tax rate for the three months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters.   Further, the effective tax rate is lower due to lower accrued interest as a result of the agreement reached during fiscal 2009 with the Internal Revenue Service (“IRS”) regarding all outstanding audit issues for the tax years 1998 through 2006. These decreases are partially offset by an unfavorable mix in income among state and foreign tax jurisdictions.

The effective tax rate for the six months ended December 31, 2009 and 2008 was 35.3% and 36.8%, respectively.  The effective tax rate for the six months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters.  Further, the effective tax rate is lower due to lower accrued interest as a result of the agreement reached during fiscal 2009 with the IRS regarding all outstanding audit issues for the tax years 1998 through 2006. These decreases are partially offset by an unfavorable mix in income among state and foreign tax jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $15.4 million to $315.8 million, for the three months ended December 31, 2009, from $300.4 million for the three months ended December 31, 2008, and the related diluted earnings per share from continuing operations increased 5%, to $0.62. The increase in net earnings from continuing operations for the three months ended December 31, 2009 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the three months ended December 31, 2009 reflects the impact of fewer shares outstanding due to the repurchase of approximately 3.5 million shares during the six months ended December 31, 2009 and the repurchase of 13.8 million shares in the fiscal year ended June 30, 2009.

Net earnings from continuing operations increased $21.6 million to $599.9 million, for the six months ended December 31, 2009, from $578.3 million for the six months ended December 31, 2008, and the related diluted earnings per share from continuing operations increased 4%, to $1.19. The increase in net earnings from continuing operations for the six months ended December 31, 2009 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations for the six months ended December 31, 2009 reflects the impact of fewer shares outstanding due to the repurchase of approximately 3.5 million shares during the six months ended December 31, 2009 and the repurchase of 13.8 million shares in the fiscal year ended June 30, 2009.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Employer Services	$1,571.4	$1,609.1	$(37.7)	(2)%	$3,063.4	$3,141.2	$(77.8)	(2)%
PEO Services	311.2	285.4	25.8	9%	607.4	564.7	42.7	8%
Dealer Services	311.0	329.0	(18.0)	(5)%	624.5	655.8	(31.3)	(5)%
Other	3.9	4.7	(0.8)		8.1	8.2	(0.1)
Reconciling items:
Foreign exchange	30.5	(13.7)	44.2		42.1	31.7	10.4
Client fund interest	(23.6)	(11.2)	(12.4)		(38.3)	(16.9)	(21.4)
Total revenues	$2,204.4	$2,203.3	$1.1	0%	$4,307.2	$4,384.7	$(77.5)	(2)%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Employer Services	$416.9	$428.1	$(11.2)	(3)%	$784.5	$795.5	$(11.0)	(1)%
PEO Services	32.2	29.9	2.3	8%	67.5	58.0	9.5	16%
Dealer Services	54.8	55.9	(1.1)	(2)%	100.3	107.6	(7.3)	(7)%
Other	(30.7)	(57.2)	26.5		(45.2)	(87.7)	42.5
Reconciling items:
Foreign exchange	3.7	0.8	2.9		4.8	4.3	0.5
Client fund interest	(23.6)	(11.2)	(12.4)		(38.3)	(16.9)	(21.4)
Cost of capital charge	26.8	26.9	(0.1)		53.8	53.7	0.1
Total revenues	$480.1	$473.2	$6.9	1%	$927.4	$914.5	$12.9	1%

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

Employer Services

Revenues

Employer Services' revenues decreased $37.7 million, or 2%, to $1,571.4 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Revenues from our payroll and payroll tax filing business decreased 7%.  Our payroll and payroll tax filing revenues were adversely impacted due to a decline in pays per control, a reduction in average client fund balances held and the reduced number of payrolls processed, offset by pricing increases.  “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 135,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 5.0% for the three months ended December 31, 2009. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment decreased $7.4 million for the three months ended December 31, 2009 due to the decline in average client fund balances. Average client fund balances decreased from $13.9 billion for the three months ended December 31, 2008 to $13.2 billion for the three months ended December 31, 2009, related to lower wage growth and a decline in pays per control.  Our worldwide client retention rate decreased by 0.1 percentage points for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.  Lost business due to pricing sensitivity and clients going out of business increased for the three months ended December 31, 2009 as a result of continued economic pressures.  These decreases were offset by a price increase, which contributed approximately 1% to revenues for the three months ended December 31, 2009.  Revenues from our “beyond payroll” services increased 3% for the three months ended December 31, 2009 due to growth in our Cobra and HR Benefits services revenues, with a higher number of clients utilizing these services.

Employer Services' revenues decreased $77.8 million, or 2%, to $3,063.4 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Revenues from our payroll and payroll tax filing business decreased 7%.  Our payroll and payroll tax filing revenues were adversely impacted due to the reduced number of payrolls processed, a decline in pays per control and a reduction in average client fund balances held, offset by pricing increases.  Our worldwide client retention rate decreased by 0.6 percentage points for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.  Lost business due to pricing sensitivity and clients going out of business increased for the six months ended December 31, 2009 as a result of continued economic pressures.  “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 135,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 5.7% for the six months ended December 31, 2009. Interest on client funds recorded within the Employer Services segment decreased $22.6 million for the six months ended December 31, 2009, which represented a 1% decline in Employer Services’ revenues, due to the decline in average client fund balances. Average client fund balances decreased from $13.9 billion for the six months ended December 31, 2008 to $12.8 billion for the six months ended December 31, 2009, related to lower wage growth and a decline in pays per control.  These decreases were offset by a price increase, which contributed approximately 1% to revenues for the six months ended December 31, 2009.  Revenues from our “beyond payroll” services increased 3% for the six months ended December 31, 2009 due to growth in our Cobra and HR Benefits services revenues, with a higher number of clients utilizing these services.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $11.2 million, or 3%, to $416.9 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The decrease was due to the decline in revenues of $37.7 million discussed above, which was partially offset by a decrease in expenses of $26.5 million. Earnings from continuing operations before income taxes decreased at a slightly faster rate than our decline in revenues due to lower high-margin interest revenues resulting from the decline in average client fund balances discussed above. In addition, earnings from continuing operations declined due to an increase in our service personnel. Such decreases in earnings from continuing operations before income taxes were partially offset by a decrease in expenses due to our cost saving initiatives, which included headcount reductions and a reduction in travel and entertainment expenses. Such cost saving initiatives included lower selling expenses of $18.5 million.

Earnings from continuing operations before income taxes decreased $11.0 million, or 1%, to $784.5 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The decrease was due to the decline in revenues of $77.8 million discussed above, which was partially offset by a decrease in expenses of $66.8 million. Earnings from continuing operations decreased at a slower rate than our decline in revenues due to a decrease in expenses resulting from our cost saving initiatives, which included headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses, which included lower selling expenses of $38.9 million. Earnings from continuing operations before income taxes also declined due to lower high-margin interest revenues resulting from the decline in average client fund balances discussed above. In addition, earnings from continuing operations declined due to an increase in our service personnel.

PEO Services

Revenues

PEO Services’ revenues increased $25.8 million, or 9%, to $311.2 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 due to a 4% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to new client sales. Revenues associated with benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $27.2 million due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $6.5 million, or 11%, for the three months ended December 31, 2009, due to the increase in the number of average worksite employees.

PEO Services’ revenues increased $42.7 million, or 8%, to $607.4 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008 due to a 3% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to new client sales. Revenues associated with benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $47.8 million due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $5.3 million, or 5%, for the six months ended December 31, 2009, due to the increase in the number of average worksite employees offset by a decline in wages for worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.2 million and $0.4 million for the three and six months ended December 31, 2009, respectively, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base. Average client funds balances were $0.2 billion for each of the three and six months ended December 31, 2009 and 2008.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $2.3 million, or 8%, to $32.2 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Earnings from continuing operations before income taxes grew due to the increase in revenues described above and were offset by the related cost of providing benefits coverage, workers’ compensation coverage and payment of state unemployment taxes for worksite employees that are included in costs of revenues. For the three months ended December 31, 2009, there was an increase in costs associated with providing benefits coverage for worksite employees of $20.7 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $6.5 million.

Earnings from continuing operations before income taxes increased $9.5 million, or 16%, to $67.5 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Earnings from continuing operations before income taxes grew due to the increase in revenues described above, which were offset by the related cost of providing benefits coverage, workers’ compensation coverage and payment of state unemployment taxes for worksite employees that are included in costs of revenues. For the six months ended December 31, 2009, there was an increase in costs associated with providing benefits coverage for worksite employees of $39.0 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $8.8 million. In addition, earnings before income taxes increased $9.2 million due to the settlement of a state unemployment tax matter.

Dealer Services

Revenues

Dealer Services' revenues decreased $18.0 million, or 5%, to $311.0 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Revenues for our Dealer Services business would have declined approximately 8% for the three months ended December 31, 2009 without the impact of acquisitions completed during fiscal 2009. Revenues declined $30.2 million due to client losses as a result of dealership closings, cancellation of services and continued pressure on dealerships to reduce costs. In addition, revenues decreased $12.8 million due to lower international software license fees and $4.1 million due to lower Credit Check, Laser Printing, and Computerized Vehicle Registration (“CVR”) transaction volume. These decreases were offset by a $21.0 million increase in revenues from new clients and growth in our key products during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The growth in our key products was driven by increased users for Application Service Provider (“ASP”) managed services and growth in our Customer Relationship Management (“CRM”) applications. In addition, revenues increased by $7.1 million due to businesses acquired during the second half of fiscal 2009.

Dealer Services' revenues decreased $31.3 million, or 5%, to $624.5 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. Revenues for our Dealer Services business would have declined approximately 7% for the six months ended December 31, 2009 without the impact of acquisitions completed during fiscal 2009. Revenues declined $59.5 million due to client losses as a result of dealership closings, cancellation of services and continued pressure on dealerships to reduce costs. In addition, revenues decreased $18.9 million due to lower international software license fees and $8.5 million due to lower Credit Check, Laser Printing, and CVR transaction volume. These decreases were offset by a $41.9 million increase in revenues from new clients and growth in our key products during the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The growth in our key products was driven by increased users for ASP managed services, growth in our CRM applications and new network and hosted IP telephony installations. In addition, revenues increased by $11.8 million due to businesses acquired during the second half of fiscal 2009.

Earnings from Continuing Operations before Income Taxes

Dealer Services’ earnings from continuing operations before income taxes decreased $1.1 million, or 2%, to $54.8 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The decrease was due to the decline in revenues of $18.0 million discussed above, which was partially offset by a decrease in expenses of $16.9 million. The decrease in expenses was due to certain cost saving initiatives, including headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses.

Dealer Services’ earnings from continuing operations before income taxes decreased $7.3 million, or 7%, to $100.3 million for the six months ended December 31, 2009 as compared to the six months ended December 31, 2008. The decrease was due to the decline in revenues of $31.3 million discussed above, which was partially offset by a decrease in expenses of $24.0 million. The decrease in expenses of $30.8 million was due to certain cost saving initiatives, including headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses, offset by an asset impairment charge of $6.8 million as a result of the announcement by GM that it will shut down its Saturn division.

Other

The primary components of “Other” are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, cash and marketable securities were $1,872.3 million, stockholders’ equity was $5,747.9 million and the ratio of long-term debt-to-equity was 0.7%. Working capital before funds held for clients and client funds obligations was $1,799.6 million at December 31, 2009, as compared to $1,521.0 million at June 30, 2009. This increase is due to cash generated from operations of $672.9 million, partially offset by the use of cash to repurchase $151.9 million of common stock and to pay $330.8 million of cash dividends.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the six months ended December 31, 2009, and we held approximately $1.7 billion of cash and approximately $0.1 billion of marketable securities at December 31, 2009. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $672.9 million for the six months ended December 31, 2009, as compared to $681.6 million for the comparable period in the prior fiscal year. The decrease in net cash flows provided by operating activities was due to an increase in pension plan contributions as compared to the prior year, which decreased cash flows by $105.0 million. In addition, there was a $77.1 million decrease due to income taxes paid as a result of the agreement reached during fiscal 2009 with the IRS regarding all outstanding audit issues with the IRS for the tax years 1998 through 2006. Such decreases in net cash flows provided by operating activities were partially offset by a $158.7 million tax refund received by a Canadian subsidiary of the Company during the six months ended December 31, 2009.

Net cash flows used in investing activities were $4,842.2 million for the six months ended December 31, 2009, as compared to $9,715.4 million for the comparable period in the prior fiscal year. The decrease in net cash flows used in investing activities was due to the timing of receipts and payments of cash and cash equivalents held to satisfy client funds obligations that resulted in an increase to cash flows of $4,223.7 million and the timing of purchases of and proceeds from the sales or maturities of marketable securities, which resulted in a net increase in cash flows of $450.5 million. In addition, during the six months ended December 31, 2008, there was a reclassification from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below. The proceeds received related to the Reserve Fund have been included in proceeds from the sales and maturities of corporate and client funds marketable securities.

Net cash flows provided by financing activities were $3,625.4 million for the six months ended December 31, 2009, as compared to $9,497.5 million for the comparable period in the prior fiscal year. The decrease was due to the net change in client funds obligations of $5,471.9 million as a result of timing of cash received and payments made related to client funds and a $730.0 million decrease in cash due to the repayment of a commercial paper borrowing that was outstanding at June 30, 2009. Such decreases in cash flows of financing activities were partially offset by a $299.3 million decrease in cash used for repurchases of common stock. We purchased approximately 3.5 million shares of our common stock at an average price per share of $42.88 during the six months ended December 31, 2009 as compared to purchases of 10.6 million shares of our common stock at and average price per share of $40.81 during the six months ended December 31, 2008.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2009, there was no commercial paper outstanding. At June 30, 2009, the Company had $730.0 million in commercial paper outstanding that matured and was repaid on July 1, 2009. For the three months ended December 31, 2009 and 2008, we had average borrowings of $2.2 billion and $2.5 billion, respectively, at a weighted average interest rate of 0.2% and 0.7%, respectively. For the six months ended December 31, 2009 and 2008, the Company’s average borrowings were $2.4 billion for both periods, at a weighted average interest rate of 0.2% and 1.4%, respectively. The weighted average maturity of our commercial paper during each of the three and six months ended December 31, 2009 and 2008 was less than two days. Throughout the six month period ended December 31, 2009, we had full access to our U.S. short term funding requirements related to client funds obligations.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2009 and June 30, 2009, the Company had no obligations outstanding related to reverse repurchase agreements. For the three months ended December 31, 2009 and 2008, we had average outstanding balances under reverse repurchase agreements of $477.8 million and $617.4 million, respectively, at a weighted average interest rate of 0.2% and 1.1%, respectively. For the six months ended December 31, 2009 and 2008, the Company had average outstanding balances under reverse repurchase agreements of $495.2 million and $578.5 million, respectively, at a weighted average interest rate of 0.2% and 1.8%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client fund obligations.

In addition, we have a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2010. We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively, each of which are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2009 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.0 billion available to us under the revolving credit agreements.

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

We have an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. The Reserve Fund has suspended redemptions and is in the process of being liquidated. In fiscal 2009, we reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, we reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities. During fiscal 2009, we recorded an $18.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the Reserve Fund, of which $3.3 million was recorded during the six months ended December 31, 2008. As of December 31, 2009, we received distributions in excess of what was previously recognized in short-term marketable securities, net of previously recognized losses, in the amount of $0.4 million. As such, $0.4 million was recognized as realized gains on available-for-sale securities during the six months ended December 31, 2009. Additionally, during January 2010, we received an additional distribution in excess of what was previously reported in short-term marketable securities of $14.8 million. Such amount will be recognized as realized gains on available-for-sale securities during the three months ending March 31, 2010.

During the six months ended December 31, 2009, the number of automotive dealerships in the United States to which we provide services has continued to decline primarily due to the consolidation of dealerships and dealerships going out of business.  Since April 2009, both Chrysler LLC (“Chrysler”) and GM have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to reorganize their businesses and both have subsequently emerged from bankruptcy. Additionally, in September 2009, GM announced that it would shut down its Saturn brand after an attempt to sell the brand was not successful. Based upon these actions by Chrysler and GM, we expect the total number of GM and Chrysler dealerships in the United States to decline by about 1,800 over the next 12 months. Given our share of the market, the impact of these dealership closings to our revenues in Dealer Services is expected to be approximately $50 million on an annualized basis. At December 31, 2009, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $66 million and $35 million, respectively, due from automobile dealerships that sell GM or Chrysler products in the United States. At June 30, 2009, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $73 million and $35 million, respectively, due from automobile dealerships that sell GM or Chrysler products in the United States. At December 31, 2009, we do not have any significant amounts due to us directly from GM or Chrysler.

For the six months ended December 31, 2009, capital expenditures for continuing operations were $40.2 million. Capital expenditures for continuing operations for the fiscal year ending June 30, 2010 are expected to be approximately $130 million, compared to $167.7 million in the fiscal year ended June 30, 2009.

In the normal course of business, we enter into contracts in which we make representations and warranties that relate to the performance of our products and services. We do not expect any material losses related to such representations and warranties.

We have obligations under various facilities and equipment leases and software license agreements that were disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009. In December 2009, we extended the term of a contract, which resulted in incremental obligations of $34.2 million, $73.1 million and $74.3 million for the fiscal years ending June 30, 2013, 2014 and 2015, respectively.

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

Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade marketable securities. These assets are available for repurchases of common stock for treasury and/or acquisitions, as well as other corporate operating purposes. All of our short-term and long-term fixed-income securities are classified as available-for-sale securities.

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At December 31, 2009, approximately 83% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Average investment balances at cost:
Corporate investments	$4,286.6	$4,453.4	$4,437.2	$4,460.3
Funds held for clients	13,442.0	14,133.2	13,035.7	14,078.2
Total	$17,728.6	$18,586.6	$17,472.9	$18,538.5

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	2.9%	3.9%	3.0%	4.0%
Funds held for clients	3.8%	4.2%	3.9%	4.3%
Total	3.6%	4.1%	3.7%	4.2%

Realized gains on available-for-sale securities	$2.2	$1.5	$10.2	$2.6
Realized losses on available-for-sale securities	(4.8)	(9.0)	(12.1)	(10.9)
Net realized gains/(losses) on available-for-sale securities	$(2.6)	$(7.5)	$(1.9)	$(8.3)

	December 31,	June 30,
	2009	2009
Net unrealized pre-tax gains on
available-for-sale securities	$580.6	$436.6
Total available-for-sale securities at fair value	$14,752.6	$14,730.2

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased by 50 basis points, from 4.1% for the three months ended December 31, 2008 to 3.6% for the three months ended December 31, 2009 and decreased by 50 basis points, from 4.2% for the six months ended December 31, 2008 to 3.7% for the six months ended December 31, 2009. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2010. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2010.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At December 31, 2009, approximately 83% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We are exposed to foreign exchange fluctuations on U.S. Dollar denominated short-term intercompany amounts payable by a Canadian subsidiary to a U.S. subsidiary.  Such amounts payable arose as part of an IRS audit settlement and a related agreement with a foreign tax authority. From July 2009 through December 2009, the amounts payable were $178.6 million U.S. Dollars. During December 2009, a portion of the amounts payable were paid by the Canadian subsidiary to the U.S. subsidiary. Subsequent to the payment, the amounts payable were $29.4 million U.S. Dollars. During July 2009, in order to manage the exposure related to the foreign exchange fluctuations between the Canadian Dollar and the U.S. Dollar, the Canadian subsidiary entered into a foreign exchange forward contract, which obligated the Canadian subsidiary to buy $178.6 million U.S. Dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009.  Upon settlement of such contract on December 1, 2009, an additional foreign exchange forward contract was entered into that, as of December 31, 2009, obligates the Canadian subsidiary to buy $29.4 million U.S. Dollars at a rate of 1.06 Canadian Dollars to each U.S. Dollar on February 26, 2010. The losses on the foreign exchange forward contracts of $3.4 million and $16.6 million for the three and six months ended December 31, 2009, respectively, have been recognized in current period earnings, which substantially offset the foreign currency mark-to-market gains on the related short-term intercompany amounts payable.

At December 31, 2009, the fair value of the outstanding derivative financial instrument of $0.1 million was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet. As the fair value of the forward contract was determined using an observable market input (i.e., the current forward rate), we have classified the related liability as Level 2.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures about Fair Value Investments.” ASU 2010-6 amends the disclosure requirements in ASC 820.10 “Fair Value Measurements and Disclosures,” which we adopted on July 1, 2008, and requires new disclosures regarding transfers in and out of Level 1 and 2 asset categories as well as more detailed information for the Level 3 reconciliation of activity, if required. Since we adopted ASC 820.10, we have not had any transfers in or out of Level 1 or Level 2, nor have we had any Level 3 assets or liabilities. ASU 2010-6 also clarifies existing disclosure requirements regarding the level of disaggregation expected, valuation techniques and inputs to fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009. We do not anticipate the adoption of ASU 2010-6 will have any impact on our consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable. The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. In either case, early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of ASU 2009-13 will have on our consolidated results of operations, financial condition or cash flows.

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

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides additional guidance which clarifies measuring liabilities at fair value under ASC 820.10. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after August 2009. On October 1, 2009, we adopted ASU 2009-05 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

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

In December 2007, the FASB issued ASC 805.10, “Business Combinations.” ASC 805.10 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. ASC 805.10 further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. ASC 805.10 also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination. Additionally, in April 2009, the FASB issued ASC 805.20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest.” ASC 805.20 amends and clarifies ASC 805.10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. On July 1, 2009, we adopted ASC 805.10 and ASC 805.20 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows as no business combinations had been completed at the time of adoption.

In September 2006, the FASB issued ASC 820.10. ASC 820.10 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. ASC 820.10 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. On July 1, 2008, we adopted ASC 820.10 for assets and liabilities recognized or disclosed at fair value on a recurring basis. On July 1, 2009, we adopted ASC 820.10 for non-financial assets that are recognized or disclosed on a non-recurring basis. The adoption of ASC 820.10 did not have an impact on our consolidated results of operations, financial condition or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the six months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of the	may yet be
			Publicly	Purchased under
	Total Number	Average Price	Announced	the Common Stock
	of Shares	Paid per	Common Stock	Repurchase
Period	Purchased (1)	Share (2)	Repurchase Plan (3)	Plan (3)

October 1, 2009
to October 31, 2009	1,618	$39.51	-	46,660,933

November 1, 2009
to November 30, 2009	1,929,174	$43.45	1,929,174	44,731,759

December 1, 2009
to December 31, 2009	1,250,000	$43.50	1,250,000	43,481,759

Total	3,180,792		3,179,174

(1) During the three months ended December 31, 2009, pursuant to the terms of the Company’s restricted stock program, the Company (i) made repurchases of 1,008 shares during October 2009 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash and (ii) made purchases of 610 shares during October 2009 at a price of $0.10 per share, under the terms of such program to repurchase stock granted to employees who have left the Company.

(2) The average price per share does not include the repurchases described in clause (ii) of the preceding footnote.

(3) The Company received the Board of Directors’ approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million

There is no expiration date for the common stock repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of the Stockholders was held on November 10, 2009. There were present at the meeting, either in person or by proxy, holders of 428,253,514 shares of common stock. The following nominees were elected to the Company's Board of Directors to hold office for the ensuing year. The votes cast for each nominee were as follows:

Nominee	For	Withheld

Gregory D. Brenneman	423,344,892	4,908,622
Leslie A. Brun	421,052,037	7,201,477
Gary C. Butler	425,203,090	3,050,424
Leon G. Cooperman	420,222,626	8,030,888
Eric C. Fast	425,516,871	2,736,643
Linda R. Gooden	425,614,392	2,639,122
R. Glenn Hubbard	422,526,416	5,727,098
John P. Jones	425,651,581	2,601,933
Charles H. Noski	425,320,283	2,933,231
Sharon T. Rowlands	425,669,576	2,583,938
Gregory L. Summe	425,582,722	2,670,792

The results of the voting to ratify the appointment of Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for the fiscal year that began on July 1, 2009 were as follows:

For	Against	Abstained
420,565,673	7,048,769	639,072

Item 6. Exhibits.

Exhibit Number	Exhibit

10.4 10.8	Amended and Restated Supplemental Officers Retirement Plan -- incorporated by reference to Exhibit 10.4 to Company's Current Report on Form 8-K dated November 10, 2009. 2000 Stock Option Plan

31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance document

101.SCH*	XBRL taxonomy extension schema document

101.CAL*	XBRL taxonomy extension calculation linkbase document

101.LAB*	XBRL taxonomy label linkbase document

101.PRE*	XBRL taxonomy extension presentation linkbase document

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: February 9, 2010	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)