Form 10-Q
period 2010-03-31
AUTOMATIC DATA PROCESSING INC
filed 2010-05-06
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 502,987,661.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$1,919.3	$1,878.1	$5,355.1	$5,387.2
Interest on funds held for clients	147.9	164.3	403.5	463.5
PEO revenues (A)	376.0	326.3	978.8	886.8
TOTAL REVENUES	2,443.2	2,368.7	6,737.4	6,737.5

EXPENSES:
Costs of revenues:
Operating expenses	1,140.3	1,036.2	3,190.6	3,082.1
Systems development and programming costs	130.0	118.6	376.2	371.0
Depreciation and amortization	60.4	59.9	180.6	176.4
TOTAL COSTS OF REVENUES	1,330.7	1,214.7	3,747.4	3,629.5

Selling, general and administrative expenses	504.9	518.9	1,515.5	1,616.0
Interest expense	1.2	2.5	6.8	29.8
TOTAL EXPENSES	1,836.8	1,736.1	5,269.7	5,275.3

Other (income) expense, net	(26.6)	4.1	(90.0)	(77.1)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	633.0	628.5	1,557.7	1,539.3

Provision for income taxes	231.4	226.4	558.0	561.4

NET EARNINGS FROM CONTINUING OPERATIONS	$401.6	$402.1	$999.7	$977.9

Earnings from discontinued operations, net of
provision for income taxes of $6.1 and $0.2 for the
three months ended March 31, 2010 and 2009,
respectively, and $7.0 and $2.3 for the nine months
ended March 31, 2010 and 2009, respectively	2.0	0.4	3.8	2.1

NET EARNINGS	$403.6	$402.5	$1,003.5	$980.0

Basic Earnings Per Share from Continuing Operations	$0.80	$0.80	$1.99	$1.94
Basic Earnings Per Share from Discontinued Operations	-	-	0.01	-
BASIC EARNINGS PER SHARE	$0.80	$0.80	$2.00	$1.94

Diluted Earnings Per Share from Continuing Operations	$0.79	$0.80	$1.98	$1.93
Diluted Earnings Per Share from Discontinued Operations	-	-	0.01	-
DILUTED EARNINGS PER SHARE	$0.80	$0.80	$1.99	$1.93

Basic weighted average shares outstanding	502.4	501.2	501.9	504.0
Diluted weighted average shares outstanding	505.5	502.4	504.8	507.0

Dividends declared per common share	$0.3400	$0.3300	$1.0100	$0.9500

(A)  Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $3,478.6 and $3,359.8 for the three months ended March 31, 2010 and 2009, respectively, and $10,094.1 and $9,441.8 for the nine months ended March 31, 2010 and 2009, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$1,965.0	$2,265.3
Short-term marketable securities	38.5	30.8
Accounts receivable, net	1,131.0	1,050.7
Other current assets	621.8	918.9
Assets held for sale	6.6	12.1
Assets of discontinued operations	-	8.5
Total current assets before funds held for clients	3,762.9	4,286.3
Funds held for clients	26,552.1	16,419.2
Total current assets	30,315.0	20,705.5
Long-term marketable securities	104.1	92.4
Long-term receivables, net	133.8	162.6
Property, plant and equipment, net	690.0	734.3
Other assets	757.9	702.7
Goodwill	2,431.2	2,375.5
Intangible assets, net	554.2	578.7
Total assets	$34,986.2	$25,351.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$96.2	$130.3
Accrued expenses and other current liabilities	607.3	777.9
Accrued payroll and payroll-related expenses	453.9	402.3
Dividends payable	171.2	162.1
Short-term deferred revenues	333.3	329.8
Obligation under commercial paper borrowing	-	730.0
Income taxes payable	123.2	230.7
Liabilities of discontinued operations	-	7.7
Total current liabilities before client funds obligations	1,785.1	2,770.8
Client funds obligations	25,956.9	15,992.6
Total current liabilities	27,742.0	18,763.4
Long-term debt	41.3	42.7
Other liabilities	474.5	477.1
Deferred income taxes	315.6	254.1
Long-term deferred revenues	474.5	491.8
Total liabilities	29,047.9	20,029.1

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7
shares at March 31, 2010 and June 30, 2009;
outstanding, 502.9 and 501.7 shares at March 31, 2010
and June 30, 2009, respectively	63.9	63.9
Capital in excess of par value	481.5	520.0
Retained earnings	11,211.6	10,716.6
Treasury stock - at cost: 135.8 and 137.0 shares
at March 31, 2010 and June 30, 2009, respectively	(6,085.4)	(6,133.9)
Accumulated other comprehensive income	266.7	156.0
Total stockholders’ equity	5,938.3	5,322.6
Total liabilities and stockholders’ equity	$34,986.2	$25,351.7

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net earnings	$1,003.5	$980.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	232.8	228.4
Deferred income taxes	50.8	(28.1)
Stock-based compensation expense	55.0	85.5
Net pension expense	26.0	25.1
Net realized loss from the sales of marketable securities	1.3	14.9
Net amortization of premiums and accretion of discounts on available-for-sale securities	43.6	43.5
Impairment losses on available-for-sale securities	5.3	-
Gain on sale of building	(1.5)	(2.2)
(Gain) loss on sale of discontinued businesses, net of tax	(0.2)	1.0
Other	9.7	(2.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(91.6)	(148.1)
Decrease (increase) in other assets	155.1	(43.4)
Decrease in accounts payable	(19.5)	(37.8)
(Decrease) increase in accrued expenses and other liabilities	(183.6)	19.9
Operating activities of discontinued operations	(0.1)	(0.7)
Net cash flows provided by operating activities	1,286.6	1,135.1

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,685.3)	(2,256.0)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,592.9	2,251.7
Net increase in restricted cash and cash equivalents and other restricted assets
held to satisfy client funds obligations	(9,757.5)	(5,246.7)
Capital expenditures	(76.5)	(112.4)
Additions to intangibles	(87.5)	(63.8)
Acquisitions of businesses, net of cash acquired	(98.9)	(26.4)
Reclassification from cash and cash equivalents to short-term marketable securities	-	(211.1)
Proceeds from the sale of property, plant and equipment	3.1	19.9
Other	6.9	7.3
Investing activities of discontinued operations	(0.1)	(0.1)
Proceeds from the sale of businesses included in discontinued operations	21.6	-
Net cash flows used in investing activities	(10,081.3)	(5,637.6)

Cash Flows from Financing Activities:
Net increase in client funds obligations	9,799.7	6,012.9
Proceeds from issuance of debt	-	12.5
Payments of debt	(1.3)	(21.5)
Net purchases of reverse repurchase agreements	-	(11.8)
Net repayment of commercial paper borrowing	(730.0)	-
Repurchases of common stock	(279.2)	(580.4)
Proceeds from stock purchase plan and exercises of stock options	201.3	75.1
Dividends paid	(498.1)	(463.9)
Net cash flows provided by financing activities	8,492.4	5,022.9

Effect of exchange rate changes on cash and cash equivalents	2.0	(74.5)

Net change in cash and cash equivalents	(300.3)	445.9

Cash and cash equivalents of continuing operations, beginning of period	2,265.3	917.5
Cash and cash equivalents of discontinued operations, beginning of period	-	-

Cash and cash equivalents, end of period	1,965.0	1,363.4

Less cash and cash equivalents of discontinued operations, end of period	-	-

Cash and cash equivalents of continuing operations, end of period	$1,965.0	$1,363.4

See notes to the consolidated financial statements.

 Automatic Data Processing, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Adjustments are of a normal recurring nature.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) as of and for the year ended June 30, 2009 (“fiscal 2009”).  The results of operations for the three and nine months ended March 31, 2010 may not be indicative of the results to be expected for the fiscal year ending June 30, 2010 (“fiscal 2010”).

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures about Fair Value Investments.”  ASU 2010-6 amends the disclosure requirements in ASC 820.10 “Fair Value Measurements and Disclosures,” which the Company adopted on July 1, 2008, and requires new disclosures regarding transfers in and out of Level 1 and 2 asset categories as well as more detailed information for the Level 3 reconciliation of activity, if required.  Since the Company adopted ASC 820.10, the Company has not had any transfers in or out of Level 1 or Level 2, nor has the Company had any Level 3 assets or liabilities.  ASU 2010-6 also clarifies existing disclosure requirements regarding the level of disaggregation expected, valuation techniques and inputs to fair value measurements.  ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009.  On January 1, 2010, the Company adopted ASU 2010-6 and the adoption did not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides additional guidance that clarifies measuring liabilities at fair value under ASC 820.10.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after August 2009.  On October 1, 2009, the Company adopted ASU 2009-05 and the adoption did not have a material impact on its consolidated results of operations, financial condition or cash flows.

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

Note 3.  Earnings per Share (“EPS”)

		Effect of	Effect of
		Employee	Employee
		Stock	Restricted
		Option	Stock
	Basic	Shares	Shares	Diluted

Three months ended March 31,

2010
Net earnings from continuing operations	$401.6	$-	$-	$401.6
Weighted average shares (in millions)	502.4	2.8	0.3	505.5
EPS from continuing operations	$0.80			$0.79

2009
Net earnings from continuing operations	$402.1	$-	$-	$402.1
Weighted average shares (in millions)	501.2	0.8	0.4	502.4
EPS from continuing operations	$0.80			$0.80

Nine months ended March 31,

2010
Net earnings from continuing operations	$999.7	$-	$-	$999.7
Weighted average shares (in millions)	501.9	1.8	1.1	504.8
EPS from continuing operations	$1.99			$1.98

2009
Net earnings from continuing operations	$977.9	$-	$-	$977.9
Weighted average shares (in millions)	504.0	1.5	1.5	507.0
EPS from continuing operations	$1.94			$1.93

Options to purchase 12.8 million and 35.9 million shares of common stock for the three months ended March 31, 2010 and 2009, respectively, and 19.3 million and 29.6 million shares of common stock for the nine months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 4.  Other (Income) Expense, net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest income on corporate funds	$(10.6)	$(16.9)	$(78.2)	$(106.4)
Realized gains on available-for-sale securities	(1.5)	(2.8)	(11.7)	(5.4)
Realized losses on available-for-sale securities	0.9	9.4	13.0	20.3
Realized (gain) loss on investment in Reserve Fund	(14.8)	15.0	(15.2)	18.3
Impairment losses on available-for-sale securities	-	-	5.3	-
Gain on sales of buildings	-	-	(1.5)	(2.2)
Other, net	(0.6)	(0.6)	(1.7)	(1.7)

Other (income) expense, net	$(26.6)	$4.1	$(90.0)	$(77.1)

Proceeds from sales and maturities of available-for-sale securities were $2,592.9 million and $2,251.7 million for the nine months ended March 31, 2010 and 2009, respectively.

During the three and nine months ended March 31, 2010, the Company recorded gains of $14.8 million and $15.2 million, respectively, to other (income) expense, net on the Statements of Consolidated Earnings related to the Primary Fund of the Reserve Fund (the “Reserve Fund”).  During the three and nine months ended March 31, 2009, the Company recorded losses of $15.0 million and $18.3 million, respectively, to other (income) expense, net on the Statements of Consolidated Earnings related to the Reserve Fund.  Refer to Note 7 for additional information related to the Reserve Fund.

At September 30, 2009, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $5.3 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets.  As such, the Company realized impairment losses of $5.3 million in other (income) expense, net on the Statements of Consolidated Earnings during the nine months ended March 31, 2010.  During October 2009, the Company sold these securities.

In July 2009, the Company sold a building and, as a result, recorded a gain of $1.5 million in other (income) expense, net, on the Statements of Consolidated Earnings during the nine months ended March 31, 2010.  Additionally, in December 2008, the Company sold a building and, as a result, recorded a gain of $2.2 million in other (income) expense, net on the Statements of Consolidated Earnings during the nine months ended March 31, 2009.  These buildings were previously reported in assets held for sale on the Consolidated Balance Sheets.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. ("Broadridge") pursuant to which the Company provides data center outsourcing services, which principally consist of information technology services and service delivery network services.  During the three months ended March 31, 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012.  The Company is currently evaluating the impact, if any, that this will have and does not currently anticipate this will have a material impact.  As a result of the outsourcing agreement, the Company recognized income of $26.2 million and $26.0 million for the three months ended March 31, 2010 and 2009, respectively, which is offset by expenses directly associated with providing such services of $25.6 million and $25.5 million, respectively, both of which were recorded in other (income) expense, net, on the Statements of Consolidated Earnings.  The Company recognized income of $78.4 million and $77.8 million for the nine months ended March 31, 2010 and 2009, respectively, which is offset by expenses directly associated with providing such services of $76.7 million and $76.1 million, respectively.  The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.8 million and $8.7 million as of March 31, 2010 and June 30, 2009, respectively.

Note 5.  Acquisitions

The Company acquired five businesses during the nine months ended March 31, 2010 for approximately $101.8 million, net of cash acquired.  The purchase price for these acquisitions includes $3.7 million in accrued contingent payments expected to be paid in future periods.  The Company recorded $83.0 million of goodwill on the Consolidated Balance Sheets related to these acquisitions.  Intangible assets acquired, which totaled approximately $28.2 million, consisted of customer contracts and lists and software that are being amortized over a weighted average life of approximately 6 years.  The acquisitions were not material to the Company's results of operations, financial position or cash flows.

The Company made $0.7 million of contingent payments relating to previously consummated acquisitions during the nine months ended March 31, 2010.

Note 6.  Divestitures

On March 24, 2010, the Company completed the sale of the non-core Commercial Systems business (the “Commercial business”) for approximately $21.6 million in cash.  The Commercial business was previously reported in the Dealer Services segment.  In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented.  Additionally, during the three and nine months ended March 31, 2010, the Company reported a gain of $5.6 million, or $1.0 million after taxes within earnings from discontinued operations on the Statements of Consolidated Earnings.

During the three and nine months ended March 31, 2010, the Company recorded charges of $0.8 million related to a change in estimated taxes on the divestitures of businesses.  During the nine months ended March 31, 2009, the Company recorded charges of $1.0 million within earnings from discontinued operations on the Statements of Consolidated Earnings related to a change in estimated taxes on the divestitures of businesses.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$4.2	$6.0	$17.2	$21.9

Earnings from discontinued operations before income taxes	2.5	0.6	5.2	4.4
Provision for income taxes	0.7	0.2	1.6	1.3
Net earnings from discontinued operations before gain on
disposal of discontinued operations	1.8	0.4	3.6	3.1
Gain (loss) on disposal of discontinued operations, net of
provision for income taxes of $5.4 for the three months
ended March 31, 2010 and $5.4 and $1.0 for the nine
months ended March 31, 2010 and 2009, respectively	0.2	-	0.2	(1.0)
Net earnings (loss) from discontinued operations	$2.0	$0.4	$3.8	$2.1

There were no assets or liabilities of discontinued operations as of March 31, 2010.  The following are the major classes of assets and liabilities related to discontinued operations as of June 30, 2009:

June 30,
2009

Assets:
Accounts receivable, net	$4.7
Other current assets	2.2
Property, plant and equipment, net	0.2
Intangible assets, net	1.4
Total	$8.5

Liabilities:
Accrued expenses and other liabilities	$0.9
Deferred revenues	6.8
Total	$7.7

Note 7.  Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$13,532.3	$-	$-	$13,532.3
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,387.0	221.6	(3.6)	5,605.0
Corporate bonds	4,872.7	236.7	(4.9)	5,104.5
Asset-backed securities	1,079.1	50.2	-	1,129.3
Canadian government obligations and
Canadian government agency obligations	1,057.8	30.0	(0.9)	1,086.9
Other securities	2,121.7	81.2	(1.2)	2,201.7

Total available-for-sale securities	14,518.3	619.7	(10.6)	15,127.4

Total corporate investments and funds
held for clients	$28,050.6	$619.7	$(10.6)	$28,659.7

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$4,077.5	$-	$-	$4,077.5
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,273.0	268.3	(1.4)	5,539.9
Corporate bonds	4,647.6	135.9	(35.3)	4,748.2
Asset-backed securities	1,482.2	44.2	(4.7)	1,521.7
Canadian government obligations and
Canadian government agency obligations	929.2	41.4	(0.1)	970.5
Other securities	1,961.6	48.2	(59.9)	1,949.9

Total available-for-sale securities	14,293.6	538.0	(101.4)	14,730.2

Total corporate investments and funds
held for clients	$18,371.1	$538.0	$(101.4)	$18,807.7

At March 31, 2010, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") with fair values of $2,160.7 million, $1,128.1 million and $1,090.9 million, respectively.  At June 30, 2009, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $1,906.4 million, $1,463.6 million and $1,352.5 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's and Standard & Poor's and has maturities ranging from April 2010 through November 2019.

At March 31, 2010, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $676.5 million, $322.4 million and $130.5 million, respectively.  At June 30, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $808.4 million, $384.2 million, $244.9 million, $49.8 million and $34.4 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2010.

At March 31, 2010, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $720.6 million, municipal bonds of $440.7 million, AAA rated mortgage-backed securities of $162.4 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $243.7 million, supranational bonds of $291.1 million, corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $133.0 million and sovereign bonds of $189.6 million.  At June 30, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $759.3 million, municipal bonds of $462.0 million, AAA rated mortgage-backed securities of $186.8 million that are guaranteed by Fannie Mae and Freddie Mac, Canadian provincial bonds of $170.2 million, supranational bonds of $160.0 million, corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $137.6 million and sovereign bonds of $51.8 million.  The Company's AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2010	2009

Corporate investments:
Cash and cash equivalents	$1,965.0	$2,265.3
Short-term marketable securities	38.5	30.8
Long-term marketable securities	104.1	92.4
Total corporate investments	$2,107.6	$2,388.5

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.  Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2010	2009

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$11,427.0	$1,575.6
Restricted short-term marketable securities held
to satisfy client funds obligations	2,491.8	2,564.6
Restricted long-term marketable securities held
to satisfy client funds obligations	12,493.0	12,042.4
Other restricted assets held to satisfy client
funds obligations	140.3	236.6
Total funds held for clients	$26,552.1	$16,419.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $25,956.9 million and $15,992.6 million as of March 31, 2010 and June 30, 2009, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 85% of the available-for-sale securities were rated AAA or AA at March 31, 2010, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at March 31, 2010.

Available-for-sale securities that have been in an unrealized loss position for periods of less than and greater than 12 months as of March 31, 2010 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$(3.0)	$673.2	$(0.6)	$6.1	$(3.6)	$679.3
Corporate bonds	(4.8)	516.5	-	-	(4.8)	516.5
Canadian government obligations and
Canadian government agency obligations	(1.0)	188.6	-	-	(1.0)	188.6
Other securities	(1.0)	177.9	(0.2)	8.8	(1.2)	186.7

	$(9.8)	$1,556.2	$(0.8)	$14.9	$(10.6)	$1,571.1

Expected maturities of available-for-sale securities at March 31, 2010 are as follows:

Due in one year or less	$2,530.4
Due after one year to two years	3,331.5
Due after two years to three years	3,518.2
Due after three years to four years	2,022.5
Due after four years	3,724.8

Total available-for-sale securities	$15,127.4

The Company had an investment in a money market fund called the Reserve Fund.  During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund's holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008.  In fiscal 2009, the Company reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent.  Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities.  During the three and nine months ended March 31, 2009, the Company recorded losses of $15.0 million and $18.3 million, respectively, to other (income) expense, net, on the Statement of Consolidated Earnings to recognize its pro-rata share of the estimated losses of the Reserve Fund.  As of March 31, 2010, the Company had received distributions in excess of what was previously recognized in short-term marketable securities, net of previously recognized losses, in the amount of $15.2 million.  As such, during the three and nine months ended March 31, 2010, the Company recorded gains of $14.8 million and $15.2 million, respectively, to other (income) expense, net on the Statements of Consolidated Earnings.

At March 31, 2010, the Company evaluated the unrealized losses of $10.6 million related to the debt securities in an unrealized loss position, for which the Company did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery, in order to determine whether such losses were due to credit losses.  The securities with unrealized losses of $10.6 million were primarily comprised of corporate bonds and U.S. Treasury and direct obligations of U.S. government agencies.  The Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis.  At March 31, 2010, the Company concluded that unrealized losses on available-for-sale securities held at March 31, 2010 were not credit losses and were attributable to other factors, including changes in interest rates.  As a result, the Company concluded that the $10.6 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at March 31, 2010.

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

The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.  In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy.  The significant input with the lowest level priority is used to determine the applicable level in the fair value hierarchy.

The following table presents the Company's assets measured at fair value on a recurring basis at March 31, 2010.  Included in the table are available-for-sale securities within corporate investments of $142.6 million and funds held for clients of $14,984.8 million.  Refer to Note 7 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of
U.S. government agencies	$-	$5,605.0	$-	$5,605.0
Corporate bonds	-	5,104.4	-	5,104.4
Asset-backed securities	-	1,129.4	-	1,129.4
Canadian government obligations and
Canadian government agency obligations	-	1,086.9	-	1,086.9
Other securities	9.2	2,192.5	-	2,201.7
Total available-for-sale securities	$9.2	$15,118.2	$-	$15,127.4

Note 9.  Receivables

The Company's receivables include notes receivable for the financing of the sale of computer systems, most of which are due from automotive, heavy truck and powersports dealers.  These notes receivable are reflected on the Consolidated Balance Sheets as follows:

	March 31, 2010		June 30, 2009
	Current	Long-term	Current	Long-term

Receivables	$118.1	$161.1	$136.8	$193.4
Less:
Allowance for doubtful accounts	(10.0)	(17.3)	(9.9)	(18.0)
Unearned income	(10.8)	(10.0)	(13.3)	(12.8)

	$97.3	$133.8	$113.6	$162.6

Accounts receivable, net is recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $51.6 million and $47.8 million at March 31, 2010 and June 30, 2009, respectively.  Long-term receivables, net represent our notes receivable that are recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $17.3 million and $18.0 million at March 31, 2010 and June 30, 2009, respectively, and unearned income of $10.0 million and $12.8 million at March 31, 2010 and June 30, 2009, respectively, and represents the excess of the gross receivables over the sales price of the computer systems financed.  The unearned income is amortized using the effective interest method.  The carrying value of notes receivable approximates fair value.

Note 10.  Assets Held for Sale

During fiscal 2009, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets.  Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets.  The Company has sold two of the buildings and currently expects to complete the sale of the remaining building by December 31, 2010.

At March 31, 2010, the Company had $6.6 million classified as assets held for sale on the Consolidated Balance Sheets related to the remaining building.

Note 11.  Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2010 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2009	$1,567.0	$4.8	$803.7	$2,375.5
Additions and other adjustments, net	83.2	-	(0.2)	83.0
Adjustments for discontinued operations	-	-	(15.0)	(15.0)
Currency translation adjustments	(2.0)	-	(10.3)	(12.3)

Balance as of March 31, 2010	$1,648.2	$4.8	$778.2	$2,431.2

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2010	2009
Intangible assets:
Software and software licenses	$1,143.7	$1,085.0
Customer contracts and lists	645.7	621.9
Other intangibles	210.9	197.3
	2,000.3	1,904.2
Less accumulated amortization:
Software and software licenses	(932.7)	(858.5)
Customer contracts and lists	(368.7)	(328.6)
Other intangibles	(144.7)	(138.4)
	(1,446.1)	(1,325.5)
Intangible assets, net	$554.2	$578.7

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (3 years for software and software licenses, 9 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets totaled $39.6 million and $39.0 million for the three months ended March 31, 2010 and 2009, respectively, and totaled $115.7 million and $113.5 million for the nine months ended March 31, 2010 and 2009, respectively.  Estimated future amortization expense of the Company's existing intangible assets is as follows:

Amount
Three months ending June 30, 2010	$46.3
Twelve months ending June 30, 2011	$147.9
Twelve months ending June 30, 2012	$112.7
Twelve months ending June 30, 2013	$61.5
Twelve months ending June 30, 2014	$46.9
Twelve months ending June 30, 2015	$36.2

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during the nine months ended March 31, 2010.

Note 12.  Short-term Financing

The Company has a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2010.  In addition, the Company has a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010, June 2011, respectively, each of which are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2010 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper.  The Company's commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At March 31, 2010, there was no commercial paper outstanding.  At June 30, 2009, the Company had $0.7 billion in commercial paper outstanding that matured and was repaid on July 1, 2009.  For the three months ended March 31, 2010 and 2009, the Company's average borrowings were $0.6 billion and $1.1 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  For the nine months ended March 31, 2010 and 2009, the Company's average borrowings were $1.8 billion and $2.0 billion, respectively, at a weighted average interest rate of 0.2% and 1.2%, respectively.  The weighted average maturity of the Company's commercial paper during each of the three and nine months ended March 31, 2010 and 2009 was less than two days.

The Company's U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  At March 31, 2010 and June 30, 2009, the Company had no obligation outstanding related to reverse repurchase agreements.  For the three months ended March 31, 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $109.0 million and $70.1 million, respectively, at a weighted average interest rate of 0.2% and 0.8%, respectively.  For the nine months ended March 31, 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $367.8 million and $411.5 million, respectively, at a weighted average interest rate of 0.2% and 1.7%, respectively.

Note 13.  Debt

Components of long-term debt are as follows:

	March 31,	June 30,
	2010	2009

Industrial revenue bonds	$26.5	$26.5
Secured financing	17.6	19.0

	44.1	45.5
Less: current portion	(2.8)	(2.8)

	$41.3	$42.7

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Note 14.  Employee Benefit Plans

A.  Stock Plans.  The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of grant.  Stock-based compensation consists of the following:

•
Stock Options.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant.  Stock options are issued under a grade vesting schedule.  Options granted prior to July 1, 2008 generally vest ratably over five years and have a term of 10 years.  Options granted after July 1, 2008 generally vest ratably over four years and have a term of 10 years.  Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

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

o
Subsequent to January 1, 2009, the Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory and therefore no compensation expense has been recorded.

•	Restricted Stock.

o
Time-Based Restricted Stock.  The Company has issued time-based restricted stock to certain key employees.  These shares are restricted as to transfer and in certain circumstances must be returned to the Company at the original purchase price.  The Company records stock compensation expense relating to the issuance of restricted stock based on market prices on the date of grant on a straight-line basis over the period in which the transfer restrictions exist, which is up to five years from the date of grant.

o
Performance-Based Restricted Stock.  The performance-based restricted stock programs contain either a one-year or two-year performance period, both of which have a subsequent six-month service period.  Under these programs, the Company communicates "target awards" to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the "target awards" during the performance period.  After the performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program.  The performance target is based on EPS growth over the performance period, with possible payouts ranging from 0% to 125% of the "target awards".  Stock-based compensation expense is measured based upon the fair value of the award on the grant date.  Compensation expense is recognized on a straight-line basis over the vesting terms of approximately 18 months and 30 months, for the one-year and two-year plans, respectively, based upon the probability the performance target will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards.  Stock-based compensation expense of $18.2 million and $22.9 million was recognized in earnings from continuing operations for the three months ended March 31, 2010 and 2009, respectively, as well as related tax benefits of $6.8 million and $7.1 million, respectively.  Stock-based compensation expense of $55.0 million and $85.5 million was recognized in earnings from continuing operations for the nine months ended March 31, 2010 and 2009, respectively, as well as related tax benefits of $17.6 million and $25.0 million, respectively.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Operating expenses	$3.1	$4.7	$9.6	$18.7
Selling, general and administrative expenses	12.1	14.8	37.5	52.9
System development and programming costs	3.0	3.4	7.9	13.9
Total pretax stock-based compensation expense	$18.2	$22.9	$55.0	$85.5

As of March 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards was $18.1 million and $47.5 million, respectively, which will both be amortized over the weighted-average remaining requisite service periods of 1.7 years.

During the nine months ended March 31, 2010, the following activity occurred under our existing plans:

Stock Options:

	Number	Weighted
	of Options	Average Price
	(in thousands)	(in dollars)

Options outstanding at
July 1, 2009	45,320	$41
Options granted	1,265	$40
Options exercised	(5,325)	$37
Options canceled	(3,728)	$43

Options outstanding at
March 31, 2010	37,532	$41

Performance-Based Restricted Stock:

Number
of Shares
(in thousands)

Restricted shares outstanding
at July 1, 2009	2,632
Restricted shares granted	1,005
Restricted shares vested	(1,327)
Restricted shares forfeited	(173)

Restricted shares outstanding
at March 31, 2010	2,137

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Nine Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.3% - 2.6%	1.8% - 3.1%
Dividend yield	3.2% - 3.4%	2.6% - 3.5%
Weighted average volatility factor	25.9% - 30.4%	25.3% - 31.3%
Weighted average expected life (in years)	5.0 - 5.1	5.0
Weighted average fair value (in dollars)	$7.05	$7.54

B.  Pension Plans

The components of net pension expense were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost – benefits earned during the period	$11.9	$11.5	$35.7	$34.6
Interest cost on projected benefits	14.7	13.7	44.4	41.4
Expected return on plan assets	(19.1)	(17.2)	(57.4)	(51.8)
Net amortization and deferral	1.1	0.3	3.3	0.9
Net pension expense	$8.6	$8.3	$26.0	$25.1

During the nine months ended March 31, 2010, the Company made $110.2 million in contributions to the pension plans and expects to contribute less than $1.0 million during the remainder of fiscal 2010.

Note 15.  Income Taxes

The effective tax rate for the three months ended March 31, 2010 and 2009 was 36.6% and 36.0%, respectively.  The prior year effective tax rate reflected an Internal Revenue Service (“IRS”) audit adjustment that resulted in a decrease to the effective tax rate of 0.8 percentage points for the three months ended March 31, 2009.

The effective tax rate for the nine months ended March 31, 2010 and 2009 was 35.8% and 36.5%, respectively.  The effective tax rate for the nine months ended March 31, 2010 includes the impact of the resolution of certain tax matters that resulted in a decrease to the effective tax rate of 0.8 percentage points for the nine months ended March 31, 2010.  In addition, the prior year effective tax rate reflected an IRS audit adjustment that resulted in a decrease to the effective tax rate of 0.3 percentage points for the nine months ended March 31, 2009.

In January 2010, the Company reached an agreement with the IRS regarding all outstanding tax audit issues in dispute for the tax years 2007 and 2008, which did not have a material impact to the effective tax rate.

Note 16.  Commitments and Contingencies

The Company is subject to various claims and litigation in the normal course of business.  The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company's services and products.  The Company does not expect any material losses related to such representations and warranties.

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

The Company was exposed to foreign exchange fluctuations on U.S. Dollar denominated short-term intercompany amounts payable by a Canadian subsidiary to a U.S. subsidiary of the Company in the amount of $178.6 million U.S. Dollars.  During December 2009, a portion of the amounts payable were paid by the Canadian subsidiary to the U.S. subsidiary, leaving a remaining amount payable of $29.4 million U.S. Dollars.  Such amount was repaid on February 26, 2010.  During July 2009, in order to manage the exposure related to the foreign exchange fluctuations between the Canadian Dollar and the U.S. Dollar, the Canadian subsidiary entered into a foreign exchange forward contract, which obligated the Canadian subsidiary to buy $178.6 million U.S. dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009.  Upon settlement of such contract on December 1, 2009, an additional foreign exchange forward contract was entered into that obligated the Canadian subsidiary to buy $29.4 million U.S. Dollars at a rate of 1.06 Canadian dollars to each U.S. Dollar.  Such additional foreign exchange forward contract was settled on February 26, 2010.  The net gain on the foreign exchange forward contracts of $0.8 million and the net loss on the foreign exchange forward contracts of $15.8 million for the three and nine months ended March 31, 2010, respectively, have been recognized in current period earnings, which substantially offset the foreign currency mark-to-market gains and losses on the related short-term intercompany amounts payable.

The Company had no derivative financial instruments outstanding at March 31, 2010 or June 30, 2009.

Note 18. Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net earnings	$403.6	$402.5	$1,003.5	$980.0
Other comprehensive income:
Currency translation adjustments	(63.7)	(55.4)	(2.9)	(323.2)
Unrealized gain on available-for-sale
securities, net of tax	17.6	36.0	110.4	69.9
Pension liability adjustment, net of tax	1.7	0.5	3.2	2.1
Comprehensive income	$359.2	$383.6	$1,114.2	$728.8

Note 19. Interim Financial Data by Segment

The Company's strategic business units are aggregated into the following three reportable segments:  Employer Services, PEO Services and Dealer Services.  The primary components of "Other" are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense.  Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  The prior year reportable segments' revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2010.  In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  The reportable segments' results also include an internal cost of capital charge related to the funding of acquisitions and other investments.  All of these adjustments/charges are reconciling items to the Company's reportable segments' revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Employer Services	$1,786.7	$1,768.8	$4,850.2	$4,910.0
PEO Services	378.5	328.8	985.9	893.4
Dealer Services	310.3	319.9	922.2	960.0
Other	5.0	7.0	12.9	15.3
Reconciling items:
Foreign exchange	17.7	(26.6)	59.5	4.9
Client fund interest	(55.0)	(29.2)	(93.3)	(46.1)
Total	$2,443.2	$2,368.7	$6,737.4	$6,737.5

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Employer Services	$602.1	$596.9	$1,386.6	$1,392.4
PEO Services	29.7	32.5	97.2	90.5
Dealer Services	58.7	55.9	156.2	159.7
Other	(32.7)	(52.4)	(77.7)	(140.0)
Reconciling items:
Foreign exchange	4.1	(1.6)	8.8	2.7
Client fund interest	(55.0)	(29.2)	(93.3)	(46.1)
Cost of capital charge	26.1	26.4	79.9	80.1
Total	$633.0	$628.5	$1,557.7	$1,539.3

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change

Total revenues	$2,443.2	$2,368.7	$74.5	3%

Costs of revenues:
Operating expenses	1,140.3	1,036.2	104.1	10%
Systems development and
programming costs	130.0	118.6	11.4	10%
Depreciation and amortization	60.4	59.9	0.5	1%
Total costs of revenues	$1,330.7	$1,214.7	$116.0	10%

Selling, general and
administrative expenses	504.9	518.9	(14.0)	(3)%
Interest expense	1.2	2.5	(1.3)	(52)%
Total expenses	$1,836.8	$1,736.1	$100.7	6%

Other (income) expense, net	(26.6)	4.1	30.7	100 +%
Earnings from continuing
operations before income
taxes	$633.0	$628.5	$4.5	1%
Margin	26%	27%

Provision for income taxes	$231.4	$226.4	$5.0	2%
Effective tax rate	36.6%	36.0%

Net earnings from
continuing operations	$401.6	$402.1	$(0.5)	0%

Diluted earnings per share
from continuing operations	$0.79	$0.80	$(0.01)	(1)%

	Nine Months Ended
	March 31,
	2010	2009	$ Change	% Change

Total revenues	$6,737.4	$6,737.5	$(0.1)	0%

Costs of revenues:
Operating expenses	3,190.6	3,082.1	108.5	4%
Systems development and
programming costs	376.2	371.0	5.2	1%
Depreciation and amortization	180.6	176.4	4.2	2%
Total costs of revenues	$3,747.4	$3,629.5	$117.9	3%

Selling, general and
administrative expenses	1,515.5	1,616.0	(100.5)	(6)%
Interest expense	6.8	29.8	(23.0)	(77)%
Total expenses	$5,269.7	$5,275.3	$(5.6)	0%

Other income, net	(90.0)	(77.1)	12.9	17%
Earnings from continuing
operations before income
taxes	$1,557.7	$1,539.3	$18.4	1%
Margin	23%	23%

Provision for income taxes	$558.0	$561.4	$(3.4)	(1)%
Effective tax rate	35.8%	36.5%

Net earnings from
continuing operations	$999.7	$977.9	$21.8	2%

Diluted earnings per share
from continuing operations	$1.98	$1.93	$0.05	3%

Total Revenues

Our total revenues for the three months ended March 31, 2010 increased $74.5 million, or 3%, to $2,443.2 million compared to the three months ended March 31, 2009.  Employer Services revenues increased $17.9 million and PEO Services revenues increased $49.7 million.  Such increases were partially offset by a decrease in Dealer Services revenues of $9.6 million.  Fluctuations in foreign currency exchange rates increased our total revenues by $46.4 million, or 2%.

Our total revenues for the three months ended March 31, 2010 include interest on funds held for clients of $147.9 million as compared to $164.3 million for the three months ended March 31, 2009.  The change in the consolidated interest earned on funds held for clients results from the decrease in the average interest rate earned to 3.2% during the three months ended March 31, 2010 as compared to 3.7% for the three months ended March 31, 2009, partially offset by an increase in our average client funds balances of 4.8%, to $18.4 billion, for the three months ended March 31, 2010.

Our total revenues for the nine months ended March 31, 2010 declined $0.1 million to $6,737.4 million compared to the nine months ended March 31, 2009 due to a $59.8 million decline in Employer Services revenues and a $37.8 million decline in Dealer Services revenues.  Such decreases were partially offset by an increase in PEO Services revenues of $92.5 million.  Fluctuations in foreign currency exchange rates increased our total revenues by $55.0 million, or 1%.

Our total revenues for the nine months ended March 31, 2010 include interest on funds held for clients of $403.5 million as compared to $463.5 million for the nine months ended March 31, 2009.  The change in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 3.6% during the nine months ended March 31, 2010 as compared to 4.1% for the nine months ended March 31, 2009, and a decrease in our average client funds balances of 2.7%, to $14.8 billion, for the nine months ended March 31, 2010.

Total Expenses

Our total expenses for the three months ended March 31, 2010 increased $100.7 million, to $1,836.8 million, from $1,736.1 million for the three months ended March 31, 2009.  The increase in our consolidated expenses for the three months ended March 31, 2010 was due to higher pass-through costs associated with our PEO Services business of $48.3 million and an increase of $36.3 million related to fluctuations in foreign currency rates.  These increases were partially offset by a decrease in severance expenses of $17.8 million and our cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses.

Our total expenses for the nine months ended March 31, 2010 decreased $5.6 million, to $5,269.7 million, from $5,275.3 million for the nine months ended March 31, 2009.  The change in our consolidated expenses for the nine months ended March 31, 2010 was due to a decrease in severance expenses of $40.6 million, a decrease in stock-based compensation expense of $30.5 million and our cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses.  These decreases were partially offset by higher pass-through costs associated with our PEO Services business of $83.3 million and an increase of $40.0 million related to fluctuations in foreign currency rates.

Our total costs of revenues increased $116.0 million to $1,330.7 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to the increase in operating expenses discussed below.  Our total costs of revenues increased $117.9 million to $3,747.4 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 due to the increase in operating expenses discussed below.

Operating expenses increased $104.1 million, or 10%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due to an increase in PEO Services pass-through costs including those costs for benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that are re-billable.  These pass-through costs were $294.5 million for the three months ended March 31, 2010, which included costs for benefits coverage of $208.1 million and costs for workers' compensation and payment of state unemployment taxes of $86.4 million.  These costs were $246.2 million for the three months ended March 31, 2009, which included costs for benefits coverage of $183.7 million and costs for workers' compensation and payment of state unemployment taxes of $62.5 million.  In addition, operating expenses increased $20.5 million due to foreign currency fluctuations.  These increases were partially offset by a decrease of $1.6 million in stock-based compensation expense.

Operating expenses increased $108.5 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, due to an increase in PEO Services pass-through costs including those costs for benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that are re-billable.  These pass-through costs were $739.6 million for the nine months ended March 31, 2010, which included costs for benefits coverage of $600.0 million and costs for workers' compensation and payment of state unemployment taxes of $139.6 million.  These costs were $656.3 million for the nine months ended March 31, 2009, which included costs for benefits coverage of $539.9 million and costs for workers' compensation and payment of state unemployment taxes of $116.4 million.  In addition, operating expenses increased $24.8 million due to foreign currency fluctuations.  These increases were partially offset by a decrease of $9.1 million in stock-based compensation expense.

Systems development and programming costs increased $11.4 million, or 10%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due to increased costs to support and maintain our services and products and a $3.7 million impact from foreign currency fluctuations.  These increases were partially offset by a $0.4 million decline in stock-based compensation expense and a $1.4 million decrease in programming expenses related to our systems.  Such decrease in expenses was a result of lower costs per associate, particularly in our off-shore and smart-shore locations.

Systems development and programming costs increased $5.2 million, or 1%, for the nine months ended March 31, 2010 as compared to the nine months ended March 31, due to higher compensation expenses during the three months ended March 31, 2010, an increase in expenses of $2.1 million related to the acquisitions of businesses during fiscal 2009 and due to a $3.2 million impact from foreign currency fluctuations.  These increases were partially offset by a $6.0 million decline in stock-based compensation expense and a $4.2 million decrease in programming expenses related to our systems.  Such decrease in expenses was a result of lower costs per associate, particularly in our off-shore and smart-shore locations.

Selling, general and administrative expenses decreased $14.0 million, or 3%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The decrease in expense was due to a reduction in expenses of $13.6 million related to cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses, a decline of $2.7 million in stock-based compensation expense and a decrease in severance expenses of $17.8 million.  These decreases in expenses were partially offset by $11.0 million due to the impact of foreign currency fluctuations.

Selling, general and administrative expenses decreased $100.5 million, or 6%, for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  The decrease in expenses was due to a reduction in expenses of $95.3 million related to cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses, a decline of $15.4 million in stock-based compensation expense and a decrease in severance expenses of $40.6 million.  In addition, we recorded a $13.7 million charge during the nine months ended March 31, 2009 to increase our allowance for doubtful accounts as a result of an increase in estimated credit losses related to our notes receivable from automotive, heavy truck and powersports dealers.  These decreases in expenses were partially offset by an asset impairment charge of $6.8 million, recorded during the nine months ended March 31, 2010, as a result of the announcement by General Motors Corporation ("GM") that it will shut down its Saturn division.  In addition, there was an increase of $7.6 million in expenses from previously consummated acquisitions and an increase in expense of $11.0 million due to the impact of foreign currency fluctuations.

Interest expense decreased $1.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  For the three months ended March 31, 2010 and 2009, the Company's average borrowings under its commercial paper program were $0.6 billion and $1.1 billion, respectively, at weighted average interest rates of 0.2% for both periods, which resulted in a decrease of $0.4 million in interest expense.  For the three months ended March 31, 2010 and 2009, the Company's average borrowings under its reverse repurchase program were $109.0 million and $70.1 million, respectively, at weighted average interest rates of 0.2% and 0.8%, respectively, which resulted in a net decrease of $0.1 million in interest expense.

Interest expense decreased $23.0 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  For the nine months ended March 31, 2010 and 2009, the Company's average borrowings under its commercial paper program were $1.8 billion and $2.0 billion, respectively, at weighted average interest rates of 0.2% and 1.2%, respectively, which resulted in a decrease of $15.6 million in interest expense.  For the nine months ended March 31, 2010 and 2009, the Company's average borrowings under its reverse repurchase program were $367.8 million and $411.5 million, respectively, at weighted average interest rates of 0.2% and 1.7%, respectively, which resulted in a decrease of $4.8 million in interest expense.

Other (Income) Expense, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2010	2009	$ Change	2010	2009	$ Change
Interest income on corporate funds	$(10.6)	$(16.9)	$(6.3)	$(78.2)	$(106.4)	$(28.2)
Net realized (gains) losses on available-for-sale securities	(0.6)	6.6	7.2	1.3	14.9	13.6
Realized (gain) loss on investment in Reserve Fund	(14.8)	15.0	29.8	(15.2)	18.3	33.5
Impairment losses on available-for-sale securities	-	-	-	5.3	-	(5.3)
Gain on sales of buildings	-	-	-	(1.5)	(2.2)	(0.7)
Other, net	(0.6)	(0.6)	-	(1.7)	(1.7)	-

Other (income) expense, net	$(26.6)	$4.1	$30.7	$(90.0)	$(77.1)	$12.9

Other (income) expense, net increased $30.7 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to a $7.2 million decrease in net realized losses on available-for-sale securities.  In addition, we realized a gain on the Primary Fund of the Reserve Fund (the "Reserve Fund") of $14.8 million during the three months ended March 31, 2010 as compared to a loss of $15.0 million for the same period in the prior year.  These increases were partially offset by a $6.3 million decrease in interest income on corporate funds.  Interest income on corporate funds decreased as a result of lower average interest rates, partially offset by higher average daily balances.  Average interest rates decreased from 2.8% for the three months ended March 31, 2009 to 1.6% for the three months ended March 31, 2010.  Average daily balances increased from $2.4 billion for the three months ended March 31, 2009 to $2.7 billion for the three months ended March 31, 2010.

Other (income) expense, net increased $12.9 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 due to a $13.6 million decrease in net realized losses on available-for-sale securities.  In addition, we realized a gain on the Reserve Fund of $15.2 million during the nine months ended March 31, 2010 as compared to a loss of $18.3 million for the same period in the prior year.  These increases in other income were partially offset by a $28.2 million decrease in interest income on corporate funds and a $5.3 million impairment loss recorded during the nine months ended March 31, 2010 related to available-for-sale securities.  Interest income on corporate funds decreased as a result of lower average interest rates, partially offset by higher average daily balances.  Average interest rates decreased from 3.7% for the nine months ended March 31, 2009 to 2.7% for the nine months ended March 31, 2010.  Average daily balances increased from $3.8 billion for the nine months ended March 31, 2009 to $3.9 billion for the nine months ended March 31, 2010.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $4.5 million, or 1%, from $628.5 million for the three months ended March 31, 2009 to $633.0 million for the three months ended March 31, 2010 due to the increase in revenues and other (income) expense, net partially offset by the increase in expenses discussed above.  Overall margin decreased from 27% for the three months ended March 31, 2009 to 26% for the three months ended March 31, 2010.

Earnings from continuing operations before income taxes increased $18.4 million, or 1%, from $1,539.3 million for the nine months ended March 31, 2009 to $1,557.7 million for the nine months ended March 31, 2010 because the decrease in revenues was more than offset by the decrease in expenses and increase in other (income) expense, net discussed above.  Overall margin remained flat at 23% for both periods.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2010 and 2009 was 36.6% and 36.0%, respectively.  The prior year effective tax rate reflected an Internal Revenue Service (“IRS”) audit adjustment that resulted in a decrease to the effective tax rate of 0.8 percentage points for the three months ended March 31, 2009.

The effective tax rate for the nine months ended March 31, 2010 and 2009 was 35.8% and 36.5%, respectively.  The effective tax rate for the nine months ended March 31, 2010 includes the impact of the resolution of certain tax matters that resulted in a decrease to the effective tax rate of 0.8 percentage points for the nine months ended March 31, 2010.  In addition, the effective tax rate for the nine months ended March 31, 2009 included an IRS audit adjustment that resulted in a decrease to the effective tax rate of 0.3 percentage points.

In January 2010, the Company reached an agreement with the IRS regarding all outstanding tax audit issues in dispute for the tax years 2007 and 2008, which did not have a material impact to the effective tax rate.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations decreased $0.5 million to $401.6 million, for the three months ended March 31, 2010, from $402.1 million for the three months ended March 31, 2009, and diluted earnings per share from continuing operations decreased 1%, to $0.79.  The decrease in net earnings from continuing operations for the three months ended March 31, 2010 reflects the increase in the effective tax rate as described above, which was partially offset by the increase in earnings from continuing operations before income taxes.  The decrease in diluted earnings per share from continuing operations for the three months ended March 31, 2010 reflects the impact of an increase in shares outstanding due to shares issued in connection with stock-based compensation plans partially offset by the repurchase of approximately 6.5 million shares during the nine months ended March 31, 2010.

Net earnings from continuing operations increased $21.8 million to $999.7 million, for the nine months ended March 31, 2010, from $977.9 million for the nine months ended March 31, 2009, and diluted earnings per share from continuing operations increased 3%, to $1.98.  The increase in net earnings from continuing operations for the nine months ended March 31, 2010 reflects the increase in earnings from continuing operations before income taxes and a lower effective tax rate as described above.  The increase in diluted earnings per share from continuing operations for the nine months ended March 31, 2010 reflects the impact of fewer shares outstanding due to the repurchase of approximately 6.5 million shares during the nine months ended March 31, 2010 and the repurchase of 13.8 million shares in the fiscal year ended June 30, 2009.

The following table reconciles the Company’s results for the nine months ended March 31, 2010 to adjusted results that exclude the impact of favorable tax items. The Company uses certain adjusted results, among other measures, to evaluate the Company’s operating performance in the absence of certain items and for planning and forecasting of future periods. The Company believes that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and improves their ability to understand the Company’s operating performance.  Since adjusted earnings from continuing operations and adjusted diluted EPS are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation of, or as a substitute for, earnings from continuing operations and diluted EPS from continuing operations and they may not be comparable to similarly titled measures employed by other companies.

	Nine months ended March 31, 2010
	Earnings from continuing operations before income taxes	Provision for income taxes	Net earnings from continuing operations	Diluted EPS from continuing operations

As Reported	$1,557.7	$558.0	$999.7	$1.98

Adjustments:
Favorable tax items	-	12.2	12.2	0.02

As Adjusted	$1,557.7	$570.2	$987.5	$1.96

Net earnings from continuing operations increased $9.6 million to $987.5 million, as adjusted, for the nine months ended March 31, 2010, from $977.9 million, as reported, for the nine months ended March 31, 2009, and the related diluted earnings per share from continuing operations, as adjusted, increased 2%, to $1.96.  The increase in net earnings from continuing operations, as adjusted, for the nine months ended March 31, 2010 reflects the increase in earnings from continuing operations before income taxes, as adjusted.  The increase in diluted earnings per share from continuing operations, as adjusted, for the nine months ended March 31, 2010 reflects the impact of fewer shares outstanding due to the repurchase of approximately 6.5 million shares during the nine months ended March 31, 2010 and the repurchase of 13.8 million shares in the fiscal year ended June 30, 2009.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Employer Services	$1,786.7	$1,768.8	$17.9	1%	$4,850.2	$4,910.0	$(59.8)	(1)%
PEO Services	378.5	328.8	49.7	15%	985.9	893.4	92.5	10%
Dealer Services	310.3	319.9	(9.6)	(3)%	922.2	960.0	(37.8)	(4)%
Other	5.0	7.0	(2.0)		12.9	15.3	(2.4)
Reconciling items:
Foreign exchange	17.7	(26.6)	44.3		59.5	4.9	54.6
Client fund interest	(55.0)	(29.2)	(25.8)		(93.3)	(46.1)	(47.2)
Total	$2,443.2	$2,368.7	$74.5	3%	$6,737.4	$6,737.5	$(0.1)	0%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Employer Services	$602.1	$596.9	$5.2	1%	$1,386.6	$1,392.4	$(5.8)	0%
PEO Services	29.7	32.5	(2.8)	(9)%	97.2	90.5	6.7	7%
Dealer Services	58.7	55.9	2.8	5%	156.2	159.7	(3.5)	(2)%
Other	(32.7)	(52.4)	19.7		(77.7)	(140.0)	62.3
Reconciling items:
Foreign exchange	4.1	(1.6)	5.7		8.8	2.7	6.1
Client fund interest	(55.0)	(29.2)	(25.8)		(93.3)	(46.1)	(47.2)
Cost of capital charge	26.1	26.4	(0.3)		79.9	80.1	(0.2)
Total	$633.0	$628.5	$4.5	1%	$1,557.7	$1,539.3	$18.4	1%

The prior year's reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2010.  This adjustment is made for management purposes so that the reportable segments' results are presented on a consistent basis without the impact of fluctuations in foreign currency rates.  This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

In addition, the reconciling items include an adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  This allocation is made for management reasons so that the reportable segments' results are presented on a consistent basis without the impact of fluctuations in interest rates.  This allocation is a reconciling item to our reportable segments' revenues and earnings from continuing operations before income taxes and results in the elimination of this allocation in consolidation.

The reportable segments' results also include a cost of capital charge related to the funding of acquisitions and other investments.  This charge is a reconciling item to earnings from continuing operations before income taxes and results in the elimination of this charge in consolidation.

Employer Services

Revenues

Employer Services' revenues increased $17.9 million, or 1%, to $1,786.7 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due higher average client fund balances, improved worldwide client retention and the impact of pricing increases, which contributed approximately 1% to our revenue growth for the three months ended March 31, 2010.  We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment increased $9.3 million for the three months ended March 31, 2010, which represented a 1% increase in Employer Services' revenues, due to the increase in average client fund balances.  Average client fund balances increased from $17.4 billion for the three months ended March 31, 2009 to $18.2 billion for the three months ended March 31, 2010.  In addition, our worldwide client retention rate increased by 1.4 percentage points for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  These increases were partially offset by a decline in “pays per control.”  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 130,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 2.5% for the three months ended March 31, 2010.  Revenues from our payroll and payroll tax filing business decreased 3% and revenues from our "beyond payroll" services increased 8% for the three months ended March 31, 2010.  Revenues from our beyond payroll services increased due to an increase in the number of clients utilizing our Cobra, HR Benefits and Retirement Services solutions.

Employer Services' revenues decreased $59.8 million, or 1%, to $4,850.2 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 due to the reduced number of payrolls processed, a decline in pays per control and lower average client fund balances.  "Pays per control," which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 130,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 4.6% for the nine months ended March 31, 2010.  We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment decreased $13.3 million for the nine months ended March 31, 2010 due to the decline in average client fund balances.  Average client fund balances decreased from $15.0 billion for the nine months ended March 31, 2009 to $14.6 billion for the nine months ended March 31, 2010, related to lower wage growth and a decline in pays per control.  These decreases were partially offset by a price increase, which contributed approximately 1% to revenues for the nine months ended March 31, 2010.  In addition, worldwide client retention increased slightly for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  Revenues from our payroll and payroll tax filing business decreased 6% and revenues from our "beyond payroll" services increased 5% for the nine months ended March 31, 2010.  Revenues from our beyond payroll services increased due to an increase in the number of clients utilizing our Cobra and HR Benefits solutions.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $5.2 million, or 1%, to $602.1 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The increase was due to the increase in revenues of $17.9 million discussed above, which was partially offset by an increase in expenses of $12.7 million.  Expenses increased due to an increase in service personnel partially offset by our cost savings initiatives, which included headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses.

Earnings from continuing operations before income taxes decreased $5.8 million to $1,386.6 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  The decrease was due to the decline in revenues of $59.8 million discussed above, which was partially offset by a decrease in expenses of $54.0 million.  Earnings from continuing operations decreased at a slower rate than our decline in revenues due to lower expenses resulting from our cost saving initiatives, which included headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses.  These decreases in expenses were offset by higher expenses due to an increase in service personnel.

PEO Services

Revenues

PEO Services' revenues increased $49.7 million, or 15%, to $378.5 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to a 5% increase in the average number of worksite employees.  The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of clients.  Revenues associated with benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $48.3 million due to the increase in the average number of worksite employees, as well as increases in health care costs.  Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $1.9 million, or 3%, for the three months ended March 31, 2010, due to the increase in the number of average worksite employees.

PEO Services' revenues increased $92.5 million, or 10%, to $985.9 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009 due to a 4% increase in the average number of worksite employees.  The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of clients.  Revenues associated with benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $83.3 million due to the increase in the average number of worksite employees, as well as increases in health care costs.  Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $6.2 million, or 4%, for the nine months ended March 31, 2010, due to the increase in the number of average worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the PEO Services segment increased $0.1 million and $0.5 million for the three and nine months ended March 31, 2010, respectively, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base.  Average client funds balances were $0.2 billion for each of the three and nine months ended March 31, 2010 and 2009.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $2.8 million, or 9%, to $29.7 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Earnings from continuing operations before income taxes decreased due to price concessions and lower margins on state unemployment taxes due to related cost increases.  Such decreases in earnings from continuing operations before income taxes were offset by the increase in revenues discussed above net of the related cost of providing benefits coverage, workers' compensation coverage and payment of state unemployment taxes for worksite employees that are included in costs of revenues.  For the three months ended March 31, 2010, there was an increase in costs associated with providing benefits coverage for worksite employees of $24.3 million and costs associated with workers' compensation and payment of state unemployment taxes for worksite employees of $23.9 million.

Earnings from continuing operations before incomes taxes increased $6.7 million, or 7%, to $97.2 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  Earnings from continuing operations before income taxes grew due to the increase in revenues described above net of the related cost of providing benefits coverage, workers' compensation coverage and payment of state unemployment taxes for worksite employees that are included in costs of revenues.  For the nine months ended March 31, 2010, there was an increase in costs associated with providing benefits coverage for worksite employees of $60.1 million and costs associated with workers' compensation and payment of state unemployment taxes for worksite employees of $23.2 million.  In addition, earnings before income taxes increased $9.2 million due to the settlement of a state unemployment tax matter.  Such increases in earnings before income taxes were offset by price concessions and lower margins on state unemployment taxes due to related cost increases.

Dealer Services

Revenues

Dealer Services' revenues decreased $9.6 million, or 3%, to $310.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Revenues for our Dealer Services business would have declined approximately 4% for the three months ended March 31, 2010 without the impact of acquisitions completed during fiscal 2009.  Revenues declined $28.6 million due to client losses as a result of dealership closings, cancellation of services and continued pressure on dealerships to reduce costs.  In addition, revenues decreased $3.5 million due to lower international software license fees and $1.2 million due to lower Credit Check transaction volume.  These decreases were offset by a $20.4 million increase in revenues from new clients and growth in our key products during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The growth in our key products was driven by increased users for Application Service Provider ("ASP") managed services and growth in our Customer Relationship Management ("CRM") applications.  In addition, revenues increased by $2.6 million due to businesses acquired during the second half of fiscal 2009.

Dealer Services' revenues decreased $37.8 million, or 4%, to $922.2 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  Revenues for our Dealer Services business would have declined approximately 6% for the nine months ended March 31, 2010 without the impact of acquisitions completed during fiscal 2009.  Revenues declined $88.1 million due to client losses as a result of dealership closings, cancellation of services and continued pressure on dealerships to reduce costs.  In addition, revenues decreased $19.3 million due to lower international software license fees and $6.0 million due to lower Credit Check and Computerized Vehicle Registration (“CVR”) transaction volume.  These decreases were offset by a $62.3 million increase in revenues from new clients and growth in our key products during the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  The growth in our key products was driven by increased users for ASP managed services, growth in our CRM applications and new network and hosted IP telephony installations.  In addition, revenues increased by $14.4 million due to businesses acquired during the second half of fiscal 2009.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $2.8 million, or 5%, to $58.7 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The increase was due to a decrease in expenses of $12.4 million, which was offset by the decline in revenues of $9.6 million discussed above.  The decrease in expenses was due to certain cost saving initiatives, including headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses.

Dealer Services' earnings from continuing operations before income taxes decreased $3.5 million, or 2%, to $156.2 million for the nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009.  The decrease was due to the decline in revenues of $37.8 million discussed above, which was partially offset by a decrease in expenses of $34.3 million.  The decrease in expenses was due to certain cost saving initiatives, including headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses, offset by an asset impairment charge of $6.8 million as a result of the announcement by GM that it will shut down its Saturn division.

Other

The primary components of "Other" are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, cash and marketable securities were $2,107.6 million, stockholders' equity was $5,938.3 million and the ratio of long-term debt-to-equity was 0.7%.  Working capital before funds held for clients and client funds obligations was $1,977.8 million at March 31, 2010, as compared to $1,515.5 million at June 30, 2009.  This increase is due to cash generated from operations of $1,286.6 million, partially offset by the use of cash to repurchase $279.2 million of common stock and to pay $498.1 million of cash dividends.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand.  We continued to generate positive cash flows from operations during the nine months ended March 31, 2010, and we held approximately $2.0 billion of cash and approximately $0.1 billion of marketable securities at March 31, 2010.  We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $1,286.6 million for the nine months ended March 31, 2010, as compared to $1,135.1 million for the comparable period in the prior fiscal year.  The increase in net cash flows provided by operating activities was due to a $158.7 million tax refund received by a Canadian subsidiary of the Company during the nine months ended March 31, 2010 and a reduction in cash bonuses paid.  Such increases in net cash flows provided by operating activities were partially offset by an increase in pension plan contributions as compared to the prior year, which decreased cash flows by $105.6 million.  Lastly, there was a $77.1 million decrease due to income taxes paid as a result of the agreement reached during fiscal 2009 with the IRS regarding all outstanding audit issues with the IRS for the tax years 1998 through 2006.

Net cash flows used in investing activities were $10,081.3 million for the nine months ended March 31, 2010, as compared to $5,637.6 million for the comparable period in the prior fiscal year.  The increase in net cash flows used in investing activities was due to the timing of receipts and payments of cash and cash equivalents held to satisfy client funds obligations that resulted in a decrease to cash flows of $4,510.8 million and the timing of purchases of and proceeds from the sales or maturities of marketable securities, which resulted in a net decrease to cash flows of $88.1 million.  Such decreases to cash flows were partially offset by a reclassification, during the nine months ended March 31, 2009, from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below.  The proceeds received related to the Reserve Fund have been included in proceeds from the sales and maturities of corporate and client funds marketable securities.

Net cash flows provided by financing activities were $8,492.4 million for the nine months ended March 31, 2010, as compared to $5,022.9 million for the comparable period in the prior fiscal year.  The increase was due to the net change in client funds obligations of $3,786.8 million as a result of timing of cash received and payments made related to client funds and a $301.2 million decrease in cash used for repurchases of common stock.  We purchased approximately 6.5 million shares of our common stock at an average price per share of $42.68 during the nine months ended March 31, 2010 as compared to purchases of 13.8 million shares of our common stock at an average price per share $39.72 during the nine months ended March 31, 2009.  Such increases in cash flows of financing activities were partially offset by a $730.0 million decrease in cash due to the repayment of a commercial paper borrowing that was outstanding at June 30, 2009.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper.  Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At March 31, 2010, there was no commercial paper outstanding.  At June 30, 2009, the Company had $730.0 million in commercial paper outstanding that matured and was repaid on July 1, 2009.  For the three months ended March 31, 2010 and 2009, we had average borrowings of $0.6 billion and $1.1 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  For the nine months ended March 31, 2010 and 2009, the Company's average borrowings were $1.8 billion and $2.0 billion, respectively, at a weighted average interest rate of 0.2% and 1.2%, respectively.  The weighted average maturity of our commercial paper during each of the three and nine months ended March 31, 2010 and 2009 was less than two days.  Throughout the nine month period ended March 31, 2010, we had full access to our U.S. short term funding requirements related to client funds obligations.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  At March 31, 2010 and June 30, 2009, the Company had no obligations outstanding related to reverse repurchase agreements.  For the three months ended March 31, 2010 and 2009, we had average outstanding balances under reverse repurchase agreements of $109.0 million and $70.1 million, respectively, at a weighted average interest rate of 0.2% and 0.8%, respectively.  For the nine months ended March 31, 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $367.8 million and $411.5 million, respectively, at a weighted average interest rate of 0.2% and 1.7%, respectively.

In addition, we have a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2010.  We also have a $1.5 billion credit facility and a $2.25 billion credit facility that mature in June 2010 and June 2011, respectively, each of which are five-year facilities that contain accordion features under which the aggregate commitments can each be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  We are also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through March 31, 2010 under the credit agreements.  We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.0 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment-grade fixed-income securities.  We own AAA rated senior tranches of fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral.  All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac").  We do not own subordinated debt, preferred stock or common stock of any of these agencies.  We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirement relating to client funds obligations.

We had an investment in a money market fund called the Reserve Fund.  During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund's holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008.  In fiscal 2009, we reclassified $211.1 million of our investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent.  Additionally, we reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities.  During the three and nine months ended March 31, 2009, we recorded a $15.0 and $18.3 million loss, respectively, to other (income) expense, net, on the Statement of Consolidated Earnings to recognize our pro-rata share of the estimated losses of the Reserve Fund.  As of March 31, 2010, we had received distributions in excess of what was previously recognized in short-term marketable securities, net of previously recognized losses, in the amount of $15.2 million.  As such, during the three and nine months ended March 31, 2010, we recorded gains of $14.8 million and $15.2 million, respectively, to other (income) expense, net on the Statements of Consolidated Earnings.

During the nine months ended March 31, 2010, the number of automotive dealerships in the United States to which we provide services has continued to decline primarily due to the consolidation of dealerships and dealerships going out of business.  Since April 2009, both Chrysler LLC ("Chrysler") and GM have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to reorganize their businesses and both have subsequently emerged from bankruptcy.  In September 2009, GM announced that it would shut down its Saturn brand after an attempt to sell the brand was not successful.  Additionally, in March 2010, both Chrysler and GM announced they would reinstate certain dealerships.  Based upon these actions by Chrysler and GM and given our share of the market, the impact of these dealership closings to our revenues in Dealer Services is expected to be approximately $35 million on an annualized basis over the next 12 to 15 months.  At March 31, 2010, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $63 million and $30 million, respectively, due from automobile dealerships that sell GM or Chrysler products in the United States.  At June 30, 2009, our notes receivable and accounts receivable balances on the Consolidated Balance Sheets include gross receivables of $73 million and $35 million, respectively, due from automobile dealerships that sell Chrysler or GM products in the United States.  At March 31, 2010, we do not have any significant amounts due to us directly from Chrysler or GM.

For the nine months ended March 31, 2010, capital expenditures for continuing operations were $62.0 million.  Capital expenditures for continuing operations for the fiscal year ending June 30, 2010 are expected to be approximately $130 million, compared to $167.7 million in the fiscal year ended June 30, 2009.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals.  Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents.  At March 31, 2010, approximately 78% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client fund obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  We minimize the risk of not having funds collected from a client available at the time such client's obligation becomes due by impounding, in virtually all instances, the client's funds in advance of the timing of payment of such client's obligation.  As a result of this practice, we have consistently maintained the required level of client fund assets to satisfy all of our client funds obligations.

There are inherent risk and uncertainties involving our investment strategy relating to our client fund assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6 billion commercial paper program (rated A-1+ by Standard and Poor's and Prime-1 by Moody's, the highest possible credit rating), our ability to execute reverse repurchase transactions and available borrowings under our $6 billion committed revolving credit facilities.  However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Average investment balances at cost:
Corporate investments	$2,659.3	$2,443.5	$3,852.7	$3,797.8
Funds held for clients	18,424.7	17,586.8	14,816.3	15,230.8
Total	$21,084.0	$20,030.3	$18,669.0	$19,028.6

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	1.6%	2.8%	2.7%	3.7%
Funds held for clients	3.2%	3.7%	3.6%	4.1%
Total	3.0%	3.6%	3.4%	4.0%

Realized gains on available-for-sale securities	$1.5	$2.8	$11.7	$5.4
Realized losses on available-for-sale securities	(0.9)	(9.4)	(13.0)	(20.3)
Net realized gains/(losses) on available-for-sale securities	$0.6	$(6.6)	$(1.3)	$(14.9)

	March 31,	June 30,
	2010	2009
Net unrealized pre-tax gains on
available-for-sale securities	$609.1	$436.6
Total available-for-sale securities at fair value	$15,127.4	$14,730.2

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased by 60 basis points, from 3.6% for the three months ended March 31, 2009 to 3.0% for the three months ended March 31, 2010 and decreased by 60 basis points, from 4.0% for the nine months ended March 31, 2009 to 3.4% for the nine months ended March 31, 2010.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2011.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2011.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody's, Standard & Poor's, and for Canadian securities, Dominion Bond Rating Service.  At March 31, 2010, approximately 85% of our available-for-sale securities held an AAA or AA rating.  In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We were exposed to foreign exchange fluctuations on U.S. Dollar denominated short-term intercompany amounts payable by a Canadian subsidiary to a U.S. subsidiary of the Company in the amount of $178.6 million U.S. Dollars.  Such amounts payable arose as part of an IRS audit settlement and a related agreement with a foreign tax authority.  During December 2009, a portion of the amounts payable were paid by the Canadian subsidiary to the U.S subsidiary, leaving a remaining amount payable of $29.4 million U.S. Dollars.  Such amount was repaid on February 26, 2010.  During July 2009, in order to manage the exposure related to the foreign exchange fluctuations between the Canadian Dollar and the U.S Dollar, the Canadian subsidiary entered into a foreign exchange forward contract, which obligated the Canadian subsidiary to buy $178.6 million U.S. dollars at a rate of 1.15 Canadian dollars to each U.S. Dollar on December 1, 2009.  Upon settlement of such contract on December 1, 2009, an additional foreign exchange forward contract was entered into that obligated the Canadian subsidiary to buy $29.4 million U.S. Dollars at a rate of 1.06 Canadian Dollars to each U.S. Dollar.  Such additional foreign exchange forward contract was settled on February 26, 2010.  The net gain on the foreign exchange forward contracts of $0.8 million and the net loss on the foreign exchange forward contracts of $15.8 million for the three and nine months ended March 31, 2010, respectively, have been recognized in current period earnings, which substantially offset the foreign currency mark-to-market gains and losses on the related short-term intercompany amounts payable.

We had no derivative financial instruments outstanding at March 31, 2010 or June 30, 2009.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification ("ASC") 105.10.05, "Generally Accepted Accounting Principles" ("ASC 105.10.05").  ASC 105.10.05 establishes the FASB ASC as the single source of authoritative generally accepted accounting principles ("GAAP").  Pursuant to the provisions of ASC 105.10.05, we updated references to GAAP in our financial statements issued subsequent to September 15, 2009.  The adoption of ASC 105.10.05 did not have any impact on our consolidated results of operations, financial condition or cash flows.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-6, "Improving Disclosures about Fair Value Investments."  ASU 2010-6 amends the disclosure requirements in ASC 820.10 "Fair Value Measurements and Disclosures," which we adopted on July 1, 2008, and requires new disclosures regarding transfers in and out of Level 1 and 2 asset categories as well as more detailed information for the Level 3 reconciliation of activity, if required.  Since we adopted ASC 820.10, we have not had any transfers in or out of Level 1 or Level 2, nor have we had any Level 3 assets or liabilities.  ASU 2010-6 also clarifies existing disclosure requirements regarding the level of disaggregation expected, valuation techniques and inputs to fair value measurements.  ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009.  On January 1, 2010, we adopted ASU 2010-6 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU 2009-13, "Multiple Deliverable Revenue Arrangements."  ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence ("VSOE") or third-party evidence ("TPE") does not exist to determine the selling price of a deliverable.  The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable.  Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively.  In either case, early adoption is permitted.  We are currently evaluating the impact, if any, that the adoption of ASU 2009-13 will have on our consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements that Include Software Elements" ("ASU 2009-14").  ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's functionality.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively.  In either case, early adoption is permitted.  We are currently evaluating the impact, if any, that the adoption of ASU 2009-14 will have on our consolidated results of operations, financial condition or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05").  ASU 2009-05 provides additional guidance which clarifies measuring liabilities at fair value under ASC 820-10.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after August 2009.  On October 1, 2009, we adopted ASU 2009-05 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In December 2008, the FASB issued ASC 715-20-65, "Retirement Benefits – Defined Benefit Plans."  ASC 715.20.65 requires additional disclosures in relation to plan assets of defined benefit pension or other postretirement plans.  ASC 715.20.65 is effective for fiscal years ending after December 15, 2009 with early application permitted.  We do not anticipate the adoption of ASC 715.20.65 will have a material impact on our consolidated results of operations, financial condition or cash flows.

In June 2008, the FASB issued ASC 260.10.45, "Earnings per Share."  ASC 260.10.45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  ASC 260.10.45 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of ASC 260.10.45.  On July 1, 2009, we adopted ASC 260.10.45 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In April 2008, the FASB issued ASC 350.30, "Intangibles – Goodwill and Other."  ASC 350.30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  ASC 350.30 also requires expanded disclosure related to the determination of intangible asset useful lives.  ASC 350.30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years for intangible assets acquired after the effective date.  On July 1, 2009, we adopted ASC 350.30 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows.

In December 2007, the FASB issued ASC 805.10, "Business Combinations."  ASC 805.10 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired.  ASC 805.10 further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred.  ASC 805.10 also establishes disclosure requirements that will require disclosure on the nature and financial effects of the business combination.  Additionally, in April 2009, the FASB issued ASC 805.20, "Identifiable Assets and Liabilities, and Any Noncontrolling Interest."  ASC 805.20 amends and clarifies ASC 805.10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  On July 1, 2009, we adopted ASC 805.10 and ASC 805.20 and the adoption did not have a material impact on our consolidated results of operations, financial condition or cash flows as no business combinations had been completed at the time of adoption.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the nine months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)

January 1, 2010
to January 31, 2010	18,766	$42.82	-	43,481,759

February 1, 2010
to February 28, 2010	1,000,000	$41.59	1,000,000	42,481,759

March 1, 2010
to March 31, 2010	2,515,342	$43.06	2,000,000	40,481,759

Total	3,534,108		3,000,000

(1) During the three months ended March 31, 2010, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 18,766 shares during January 2010 and 515,342 shares during March 2010 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2) The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: May 6, 2010	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)