Form 10-K
period 2010-06-30
AUTOMATIC DATA PROCESSING INC
filed 2010-08-25
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $21,535,777,370. On August 20, 2010 there were 492,022,525 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders.	Part III

Part I

Item 1. Business

     Automatic Data Processing, Inc., incorporated in Delaware in 1961 (together with its subsidiaries, “ADP” or the “Company”), is one of the world’s largest providers of business outsourcing solutions. Leveraging 60 years of experience, ADP® offers a wide range of human resource (HR), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, truck, motorcycle, marine, recreational vehicle and heavy machinery dealers throughout the world. For financial information by segment and by geographic area, see Note 18 of the “Notes to Consolidated Financial Statements” contained in this Annual Report on Form 10-K. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission. The following summary describes ADP’s activities.

Employer Services

     Employer Services offers a comprehensive range of HR information, payroll processing, tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. As of June 30, 2010, Employer Services assisted approximately 520,000 employers with approximately 614,000 payrolls. Employer Services markets these solutions and services through its direct marketing salesforce and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. In fiscal 2010, 80% of Employer Services’ revenues were from the United States, 13% were from Europe, 5% were from Canada and 2% were from South America (primarily Brazil), Australia and Asia.

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

     ADP provides payroll services that include the preparation of client employee paychecks, electronic direct deposits and stored value payroll cards, along with employee pay statements, supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare and federal, state and local income tax withholding reports required to be filed by employers. ADP enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. For those companies that choose to process payroll in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution, year-end tax statements (i.e., Form W-2), wage garnishment services, health and welfare administration and flexible spending account (FSA) administration.

     In order to address the growing business process outsourcing (BPO) market for clients seeking human resource information systems and benefit outsourcing solutions, ADP offers its integrated comprehensive outsourcing services (COS) solution that allows larger clients to outsource to ADP HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions. For mid-sized clients, ADP Workforce Now™ Comprehensive Services provides integrated tools and technology to support payroll, a full-featured benefits administration solution, HR guidance and HR administration needs from recruitment to retirement. ADP also offers ADP Resource®, an integrated, flexible HR and payroll service offering for smaller clients that provides a menu of optional services, such as 401(k), FSA and a comprehensive Pay-by-Pay® workers’ compensation payment program.

     ADP’s Added Value Services division includes the following businesses: Tax and Financial Services, Insurance Services and Tax Credit Services. These businesses primarily support SBS, Major Account Services and/or National Account Services, and their services are sold through those businesses, as well as by dedicated sales teams and via marketing arrangements with alliance partners.
  Tax and Financial Services processes and collects federal, state and local payroll taxes on behalf of, and from, ADP clients and remits these taxes to the appropriate taxing authorities. This business provides an electronic interface between ADP clients and over 7,600 federal, state and local tax agencies in the United States, from the Internal Revenue Service to local governments. In fiscal 2010, Tax and Financial Services in the United States processed and delivered approximately 47 million employee year-end tax statements and over 38 million employer payroll tax returns and deposits, and moved $1.1 trillion in client funds to taxing authorities and its clients’ employees via electronic transfer, direct deposit and ADPCheck™. Tax and Financial Services is also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, TotalPay® payroll check (ADPCheck™), full service direct deposit (FSDD), stored value payroll card (TotalPay® Card), wage verification services, unemployment claims processing, wage garnishment processing, sales and use tax services and its new ADP Procure-to-Pay SolutionsSM, which automates the P2P supply chain and streamlines order, receipt, invoice and payment processes.

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

  ADP’s Talent Management solutions include Performance Management, Compensation Management and Learning Management.

     In fiscal 2010, ADP made several acquisitions to help expand its client base and reach into adjacent markets, including: DO2 Technologies Inc., a leading provider of electronic-invoicing solutions; OneClick HR plc, a UK provider of human resources solutions offering HR software, training services and outsourced HR solutions; and HRinterax, Inc., an HR content and support services company focused on the small business market. In August 2010, ADP acquired Workscape, Inc., a leading provider of integrated benefits and compensation solutions and services.

International

     Employer Services has a growing presence outside of the United States, where it offers solutions on the basis of both geographic and specific client business needs. ADP offers in-country “best of breed” payroll and human resource outsourcing solutions to both small and large clients in over a dozen foreign countries. In each of Canada and Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and human resource administration services. Within Europe, Employer Services has business operations supporting its in-country solutions in eight countries: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia and Asia (primarily China), ADP provides traditional service bureau payroll and also offers full departmental outsourcing of payroll services. ADP also offers wage and tax collection and remittance services in Canada, the United Kingdom and the Netherlands.

     In fiscal 2010, ADP continued to expand its GlobalView® offering, making it available in 41 countries. GlobalView is built on the SAP® ERP Human Capital Management and the SAP NetWeaver® platform and offers multinational and global companies an end-to-end outsourcing solution enabling standardized payroll processing and human resource administration. As of the end of fiscal 2010, 96 clients had contracted for GlobalView services, with approximately 714,000 employees being processed. Upon completing the implementation for all these clients, ADP expects to be providing GlobalView services to nearly 1.3 million employees in 41 countries. Further, through its ADP Streamline® offering, ADP also provides a single point of contact for payroll processing and human resource administration services for multinational companies with small and mid-sized operations in 63 countries. At the end of fiscal 2010, ADP Streamline was used by 330 multinational companies with approximately 52,000 employees being processed.

Professional Employer Organization Services

     In the United States, ADP’s TotalSource®, the Company’s professional employer organization (PEO) business, provides approximately 5,600 clients with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees. ADP’s TotalSource is the largest PEO in the United States based on the number of paid worksite employees. ADP’s TotalSource has 47 offices located in 22 states and serves approximately 211,000 worksite employees in all 50 states.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and other business management solutions to automotive, truck, motorcycle, marine, recreational vehicle (RV) and heavy machinery retailers in North America, Europe, Africa and the Asia Pacific region. Approximately 25,000 automotive, truck, motorcycle, marine, RV and heavy machinery retailers in over 90 countries use ADP’s DMS products, other software applications, networking solutions, data integration, consulting and/or digital marketing services.

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

     In August 2010, ADP acquired Cobalt, a leading provider of digital marketing solutions for the automotive industry, for approximately $400 million.

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

     None of ADP’s major business groups has a single homogenous client base or market. Employer Services and PEO Services have clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Dealer Services primarily serves automobile dealers, which in turn may be dependent on a relatively small number of automobile manufacturers, but also serves truck, powersports (i.e., motorcycle, marine and recreational) and heavy machinery dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles and trucks. Employer Services also sells to automobile dealers. While concentrations of clients exist, no one client or industry group is material to ADP’s overall revenues.

     Historically ADP’s businesses have not been overly sensitive to price changes, although in the current economic conditions we have observed, among some clients and groups of clients, an impact on sensitivity to pricing and demand for ADP’s services. Employer Services’ revenues were flat in fiscal 2010. In the United States, revenues from our traditional payroll and payroll tax filing business declined 4% for the full year and beyond payroll revenues grew 6% for the full year. Dealer Services’ revenues decreased 3% in fiscal 2010 due to dealership consolidations and closings, lower transactional revenue and dealerships reducing services in order to cut their discretionary expenses. PEO Services’ revenues grew 11% in fiscal 2010 due to a 5% increase in the average number of worksite employees, as well as an increase in benefits costs and state uninsurance rates.

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

Clients and Client Contracts

     ADP provides its services to about 550,000 clients. In fiscal 2010, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

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

Systems Development and Programming

     During the fiscal years ended June 30, 2010, 2009 and 2008, ADP invested $614 million, $588 million and $611 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

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

Number of Employees

     ADP employed approximately 47,000 persons as of June 30, 2010.

Item 1A. Risk Factors

     Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “ours,” “us” or similar terms means ADP, together with its subsidiaries. The level of importance of each of the following risks may vary from time to time, and any of these risks may have a material effect on our business.

Changes in laws and regulations may decrease our revenues and earnings

     Portions of ADP’s business are subject to governmental regulations. Changes in governmental regulations may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities or client employees. In addition, changes in taxation requirements in the United States or in other countries could adversely affect our effective tax rate and our net income.

Security and privacy breaches may hurt our business

     We store electronically personal information about our clients and employees of our clients. In addition, our retirement services systems maintain investor account information for retirement plans. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against all security breaches. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation, and the growth of our business could be adversely affected.

Our systems may be subject to disruptions that could adversely affect our business and reputation

     Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting and other data processing systems. If any of these systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or damage to our reputation. We have disaster recovery plans in place to protect our businesses against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite our preparations, our disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.

If we fail to adapt our technology to meet client needs and preferences, the demand for our services may diminish

     Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance and expand our existing solutions and services. If we fail to respond successfully to technology challenges, the demand for our services may diminish.

Political and economic factors may adversely affect our business and financial results

     Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with us. In addition, the availability of financing, even to borrowers with the highest credit ratings, may limit our access to short-term debt markets to meet liquidity needs required by our Employer Services business.

     We invest our client funds in liquid, investment-grade marketable securities, money market securities and other cash equivalents. Nevertheless, our client fund assets are subject to general market, interest rate, credit and liquidity risks, which individually or in unison may be exacerbated during periods of unusual financial market volatility.

     We are dependent upon various large banks to execute Automated Clearing House and wire transfers as part of our client payroll and tax services. While we have contingency plans in place for bank failures, a systemic shut-down of the banking industry would impede our ability to process funds on behalf of our payroll and tax services clients and could have an adverse impact on our financial results and liquidity.

     We derive a significant portion of our revenues and operating income from affiliates operating in non-U.S. dollar currency environments and, as a result, we are exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position or cash flows.

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

We may be unable to attract and retain qualified personnel

     Our ability to grow and provide our clients with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills to serve our clients. Competition for skilled employees in the outsourcing and other markets in which we operate is intense and if we are unable to attract and retain highly skilled and motivated personnel, results from our operations may suffer.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     ADP owns 41 of its processing/print centers, other operational offices, sales offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,913,066 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices and sales offices. All of these leases, which aggregate approximately 5,657,832 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and South Africa, expire at various times up to the year 2036. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

     The principal market for the Company’s common stock (symbol: ADP) is the NASDAQ Global Select Market. The following table sets forth the reported high and low sales prices of the Company’s common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared, during the past two fiscal years. As of June 30, 2010, there were 43,305 holders of record of the Company’s common stock. As of such date, 365,199 additional holders held their common stock in “street name.”

	Price Per Share			Dividends
	High	Low		Per Share
Fiscal 2010 quarter ended:

June 30	$45.74	$39.27	*	$0.340
March 31	$45.22	$39.72		$0.340
December 31	$44.50	$38.51		$0.340
September 30	$40.44	$33.26		$0.330

Fiscal 2009 quarter ended:

June 30	$39.08	$34.08		$0.330
March 31	$40.99	$32.03		$0.330
December 31	$42.93	$30.83		$0.330
September 30	$45.97	$40.26		$0.290

* Excludes trading on May 6, 2010, during which a low sales price of $26.46 was reported.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of Shares
			Purchased as Part	that may yet be
			of the Publicly	Purchased under
			Announced	the Common
	Total Number of	Average Price	Common Stock	Stock Repurchase
Period	Shares Purchased (1)	Paid per Share	Repurchase Plan (2)	Plan (2)
April 1, 2010 to
April 30, 2010	500,190	$44.00	500,000	39,981,759
May 1, 2010 to
May 31, 2010	7,681,344	$41.70	7,681,344	32,300,415
June 1, 2010 to
June 30, 2010	3,516,364	$41.20	3,516,364	28,784,051
Total	11,697,898		11,697,708

(1)	Pursuant to the terms of the Company’s restricted stock program, the Company purchased 190 shares during April 2010 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors’ approval to repurchase shares of the Company’s common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million

     There is no expiration date for the common stock repurchase plan.

Performance Graph

     The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index and a Peer Group Index(b), assuming an initial investment of $100 on June 30, 2005, with all dividends reinvested.

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

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2010	2009	2008	2007	2006
Total revenues	$8,927.7	$8,838.4	$8,733.7	$7,769.8	$6,821.3
Total costs of revenues	$5,029.7	$4,822.7	$4,657.2	$4,067.6	$3,594.1
Gross profit	$3,898.0	$4,015.7	$4,076.5	$3,702.2	$3,227.2
Earnings from continuing operations before income taxes	$1,863.2	$1,900.1	$1,803.4	$1,622.7	$1,361.6
Net earnings from continuing operations	$1,207.3	$1,325.1	$1,155.7	$1,020.7	$842.2
Basic earnings per share from continuing operations	$2.41	$2.63	$2.22	$1.86	$1.47
Diluted earnings per share from continuing operations	$2.40	$2.62	$2.19	$1.83	$1.45
Basic weighted average shares outstanding	500.5	503.2	521.5	549.7	574.8
Diluted weighted average shares outstanding	503.7	505.8	527.2	557.9	580.3
Cash dividends declared per share	$1.3500	$1.2800	$1.1000	$0.8750	$0.7100
Return on equity from continuing operations (Note 1)	22.4%	25.5%	22.6%	18.3%	14.3%
At year end:
Cash, cash equivalents and marketable securities	$1,775.5	$2,388.5	$1,660.3	$1,884.6	$2,461.3
Total assets	$26,862.2	$25,351.7	$23,734.4	$26,648.9	$27,490.1
Obligation under commercial paper borrowing	$-	$730.0	$-	$-	$-
Long-term debt	$39.8	$42.7	$52.1	$43.5	$74.3
Stockholders’ equity	$5,478.9	$5,322.6	$5,087.2	$5,147.9	$6,011.6

Note 1. Return on equity from continuing operations has been calculated as net earnings from continuing operations divided by average total stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed above under “Item 1A. Risk Factors,” should be considered in evaluating any forward-looking statements contained herein.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
ADP is one of the world’s largest providers of business outsourcing solutions. Leveraging over 60 years of experience, ADP offers a wide range of human resource (“HR”), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to automotive, truck, motorcycle, marine, recreational vehicle (“RV”) and heavy machinery dealers in North America, Europe, South Africa and the Asia Pacific region. The Company’s reportable segments are: Employer Services, PEO Services and Dealer Services. A brief description of each segment’s operations is provided below.

Employer Services
Employer Services offers a comprehensive range of HR information, payroll processing, tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. As of June 30, 2010, Employer Services assisted approximately 520,000 employers with approximately 614,000 payrolls. From time to time, we reevaluate our employer count based upon updated information that helps us associate individual employer accounts with one another. As such, on a comparable basis, as of June 30, 2009, Employer Services assisted approximately 520,000 employers with approximately 619,000 payrolls. Employer Services categorizes its services as payroll and payroll tax, and “beyond payroll.” The payroll and payroll tax business represents the Company’s core payroll processing and payroll tax filing business. The “beyond payroll” business represents services such as time and labor management, benefits administration, retirement recordkeeping and administration, and HR administration services. Within Employer Services, the Company collects client funds and remits such funds to tax authorities for payroll tax filing and payment services, and to employees of payroll services clients.

PEO Services
PEO Services provides approximately 5,600 small and medium sized businesses with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees.

Dealer Services
Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”) and other business management solutions to automotive, truck, motorcycle, marine, RV and heavy machinery retailers in North America, Europe, South Africa and the Asia Pacific region. Approximately 25,000 automotive, truck, motorcycle, marine, RV and heavy machinery retailers in over 90 countries use our DMS products, other software applications, networking solutions, data integration, consulting and/or digital marketing services. From time to time, we reevaluate our client count based upon updated information that helps us associate individual client accounts with one another. As such, on a comparable basis, as of June 30, 2009, Dealer Services provided DMS products to 26,000 retailers in over 90 countries.

EXECUTIVE OVERVIEW

During the fiscal year ended June 30, 2010 (“fiscal 2010”), we maintained focus on the execution of our five-point strategic growth program, which consists of:
  Strengthening the core business;

  Growing our differentiated HR Business Process Outsourcing (“BPO”) offerings;

  Focusing on international expansion;

  Entering adjacent markets that leverage the core; and

  Expanding pretax margins.
ADP’s fiscal 2010 was a challenging year and our results continued to be impacted by the economic downturn, including high unemployment levels, record-low interest rates and volatile financial markets. However, as we look back over fiscal 2010, we were pleased that ADP’s financial results were better than we initially anticipated. The economy showed signs of stabilization early on in the fiscal year. Demand for ADP’s solutions increased and key business metrics, including Employer Services’ sales, retention and pays per control, began to improve during the second half of the year.

Consolidated revenues grew 1%, to $8,927.7 million in fiscal 2010, from $8,838.4 million in fiscal 2009, aided by fluctuations in foreign currency rates, which increased revenues $68.2 million. In fiscal 2010, pretax earnings from continuing operations declined 2%, to $1,863.2 million, net earnings from continuing operations declined 9%, to $1,207.3 million, and diluted earnings per share from continuing operations decreased 8%, to $2.40, from $2.62 in fiscal 2009. Fiscal 2010 and fiscal 2009 included favorable tax items that reduced the provision for income taxes by $12.2 million and $120.0 million, respectively. Excluding the favorable tax items from both years, net earnings from continuing operations declined 1% and diluted earnings per share from continuing operations declined slightly from $2.38 to $2.37.

Employer Services’ revenues were flat in fiscal 2010. In the United States, revenues from our traditional payroll and payroll tax filing business declined 4% for the full year and beyond payroll revenues grew 6% for the full year. “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 130,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 3.4% in fiscal 2010, but were slightly positive in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Worldwide client retention increased 0.4 percentage points as compared to the prior year. PEO Services’ revenues grew 11% in fiscal 2010 due to a 5% increase in the average number of worksite employees, as well as an increase in benefits costs and state unemployment insurance rates. Employer Services’ and PEO Services’ worldwide new business sales, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, increased 4%, to just over $1 billion in fiscal 2010. Dealer Services’ revenues decreased 3% in fiscal 2010 due to continued dealership consolidations and closings, lower transactional revenue and dealerships reducing services in order to cut their discretionary expenses. Consolidated interest on funds held for clients declined 11%, or $67.0 million, to $542.8 million. The decrease in the consolidated interest on funds held for clients resulted from the decrease in the average interest rate earned to 3.6% in fiscal 2010 as compared to 4.0% in fiscal 2009. Average client funds balances increased slightly as a result of wage growth and an increase in state unemployment insurance withholdings offset by the decline in pays per control.

We have a strong business model, which has approximately 90% recurring revenues, excellent margins from the ability to generate consistent, healthy cash flows, strong client retention and low capital expenditure requirements. Additionally, ADP has continued to return excess cash to our shareholders. In the last five fiscal years, we have reduced the Company’s common stock outstanding by approximately 15% through share buybacks, partially offset by common stock issued under employee stock-based compensation programs. We have also raised the dividend payout per share for 35 consecutive years.

We are especially pleased with the performance of our investment portfolio and the investment choices we made. Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment-grade fixed-income securities. We own senior tranches of fixed rate credit card, rate reduction, and auto loan asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. In addition, our AAA credit rating has helped us maintain uninterrupted access to the commercial paper market.

Our financial condition and balance sheet remain solid at June 30, 2010, with cash and cash equivalents and marketable securities of $1,775.5 million. Our net cash flows provided by operating activities were $1,682.1 million in fiscal 2010, as compared to $1,562.6 million in fiscal 2009. This increase in cash flows from fiscal 2009 to fiscal 2010 was due to tax refunds received and a reduction in cash bonuses paid, partially offset by an increase in pension plan contributions as compared to the prior year.

In August 2010, we completed the acquisition of two businesses, Cobalt and Workscape, Inc. Cobalt is a leading provider of digital marketing solutions for the automotive industry. It aligns with ADP Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy. Workscape, Inc. is a leading provider of integrated benefits and compensation solutions and services.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Fiscal 2010 Compared to Fiscal 2009

(Dollars in millions, except per share amounts)

	Years ended June 30,

	2010	2009	$ Change	% Change
Total revenues	$8,927.7	$8,838.4	$89.3	1%

Costs of revenues:
Operating expenses	4,277.2	4,087.0	190.2	5%
Systems development and
programming costs	513.9	498.3	15.6	3%
Depreciation and amortization	238.6	237.4	1.2	1%
Total costs of revenues	5,029.7	4,822.7	207.0	4%

Selling, general and
administrative expenses	2,127.4	2,190.3	(62.9)	(3)%
Interest expense	8.6	33.3	(24.7)	(74)%
Total expenses	7,165.7	7,046.3	119.4	2%

Other income, net	(101.2)	(108.0)	(6.8)	(6)%

Earnings from continuing
operations before income taxes	$1,863.2	$1,900.1	$(36.9)	(2)%
Margin	20.9%	21.5%

Provision for income taxes	$655.9	$575.0	$80.9	14%
Effective tax rate	35.2%	30.3%

Net earnings from
continuing operations	$1,207.3	$1,325.1	$(117.8)	(9)%

Diluted earnings per share
from continuing operations	$2.40	$2.62	$(0.22)	(8)%

Total Revenues
Our consolidated revenues grew 1% to $8,927.7 million in fiscal 2010, from $8,838.4 million in fiscal 2009, due to an increase in revenues in PEO Services of 11%, or $131.0 million, to $1,316.8 million, and fluctuations in foreign currency rates, which increased revenues $68.2 million. Such increases were partially offset by a decrease in Dealer Services revenues of 3%, or $38.5 million, to $1,229.4 million, and a decrease in the consolidated interest on funds held for clients of $67.0 million. The decrease in the consolidated interest on funds held for clients resulted from the decrease in the average interest rate earned to 3.6% in fiscal 2010 as compared to 4.0% in fiscal 2009. Employer Services’ revenues were flat in fiscal 2010 as compared to fiscal 2009.

Total Expenses
Our total expenses in fiscal 2010 increased $119.4 million, to $7,165.7 million, from $7,046.3 million in fiscal 2009. The increase in our consolidated expenses for fiscal 2010 was due to our increase in revenues, higher pass-through costs associated with our PEO Services business of $113.7 million, an increase of $48.6 million related to fluctuations in foreign currency exchange rates, an increase of $14.7 million related to additional domestic service personnel and incremental investments in our products. These increases were partially offset by a decrease in severance expenses of $76.8 million, a decrease in stock-based compensation expense of $28.4 million and our costs savings initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses.

Our total costs of revenues increased $207.0 million to $5,029.7 million in fiscal 2010, as compared to fiscal 2009 due to the increase in operating expenses discussed below.

Operating expenses increased $190.2 million, or 5%, in fiscal 2010 as compared to fiscal 2009, due to an increase in PEO Services pass-through costs that are re-billable, including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees. These pass-through costs were $988.5 million in fiscal 2010, which included costs for benefits coverage of $811.5 million and costs for workers’ compensation and payment of state unemployment taxes of $176.9 million. These costs were $874.8 million in fiscal 2009, which included costs for benefits coverage of $724.3 million and costs for workers compensation and payment of state unemployment taxes of $150.5 million. In addition, operating expenses increased $30.1 million due to changes in foreign currency exchange rates and $14.7 million due to additional service personnel. These increases were partially offset by a decrease of $8.9 million in stock-based compensation expense and our costs savings initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses.

Systems development and programming expenses increased $15.6 million, or 3%, in fiscal 2010 as compared to fiscal 2009, due to incremental investments in our products during fiscal 2010. Additionally, systems development and programming expenses increased by $2.1 million due to expenses of acquired businesses and by $3.6 million due to the impact from changes in foreign currency exchange rates. These increases were partially offset by a $5.0 million decline in stock-based compensation expense.

Selling, general and administrative expenses decreased $62.9 million, or 3%, in fiscal 2010 as compared to fiscal 2009. The decrease in expenses was due to a decrease in severance expenses of $76.8 million, a reduction in expenses of $31.1 million related to cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses and a decline of $14.5 million in stock-based compensation expense. In addition, selling, general and administrative expenses decreased due to the $15.5 million charge we recorded during fiscal 2009 to increase our allowance for doubtful accounts as a result of an increase in estimated credit losses related to our notes receivable from automotive, truck and powersports dealers. These decreases in expenses were partially offset by an asset impairment charge of $6.8 million, recorded during fiscal 2010 as a result of the announcement by General Motors Corporation (“GM”) that it will shut down its Saturn division. In addition, there was an increase of $13.7 million due to the impact of changes in foreign currency exchange rates and an increase of $9.5 million in expenses of acquired businesses.

Interest expense decreased $24.7 million in fiscal 2010 as compared to fiscal 2009. In fiscal 2010 and 2009, the Company’s average borrowings under the commercial paper program were $1.6 billion and $1.9 billion, respectively, at weighted average interest rates of 0.2% and 1.0%, respectively, which resulted in a decrease of $15.8 million in interest expense. In fiscal 2010 and 2009, the Company’s average borrowings under the reverse repurchase program were approximately $425.0 million and $425.9 million, respectively, at weighted average interest rates of 0.2% and 1.3%, respectively, which resulted in a decrease of $4.6 million in interest expense.

Other Income, net

Years ended June 30,	2010	2009	$ Change
(Dollars in millions)
Interest income on corporate funds	$(98.8)	$(134.2)	$(35.4)
Realized gains on available-for-sale securities	(15.0)	(11.4)	3.6
Realized losses on available-for-sale securities	13.4	23.8	10.4
Realized (gain) loss on investment in Reserve Fund	(15.2)	18.3	33.5
Impairment losses on available-for-sale securities	14.4	-	(14.4)
Net loss (gain) on sales of buildings	2.3	(2.2)	(4.5)
Other, net	(2.3)	(2.3)	-

Other income, net	$(101.2)	$(108.0)	$(6.8)

Other income, net, decreased $6.8 million in fiscal 2010 as compared to fiscal 2009 due to a $35.4 million decrease in interest income on corporate funds, a $14.4 million impairment loss on available-for-sale securities recorded during fiscal 2010 and a $2.3 million net loss on sales of buildings in fiscal 2010 as compared to a $2.2 million net gain on sales of buildings in fiscal 2009. Interest income on corporate funds decreased as a result of lower average interest rates, partially offset by higher average daily balances. Average interest rates decreased from 3.6% in fiscal 2009 to 2.6% in fiscal 2010. Average daily balances increased from $3.7 billion in fiscal 2009 to $3.8 billion in fiscal 2010. These decreases in other income were partially offset by a gain on the investment in Reserve Fund of $15.2 million in fiscal 2010 as compared to a loss on the investment in the Reserve Fund of $18.3 million in fiscal 2009, as well as a $14.0 million increase in net realized gains on available-for-sale securities.

Earnings from Continuing Operations before Income Taxes
Earnings from continuing operations before income taxes decreased $36.9 million, or 2%, from $1,900.1 million in fiscal 2009 to $1,863.2 million in fiscal 2010 because the increase in revenues was more than offset by the increase in expenses and decrease in other income, net discussed above. Overall margin decreased 60 basis points in fiscal 2010.

Provision for Income Taxes
The effective tax rate in fiscal 2010 and 2009 was 35.2% and 30.3%, respectively. For fiscal 2010, the effective tax rate includes a reduction in the provision for income taxes of $12.2 million related to the resolution of certain tax matters, which decreased the effective tax rate by 0.7 percentage points. For fiscal 2009, the effective tax rate includes a reduction in the provision for income taxes of $120.0 million related to an Internal Revenue Service (“IRS”) audit settlement and the settlement of a state tax matter, which decreased the effective tax rate by 6.3 percentage points.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations
Net earnings from continuing operations decreased $117.8 million to $1,207.3 million in fiscal 2010, from $1,325.1 million in fiscal 2009, and diluted earnings per share from continuing operations decreased 8%, to $2.40. The decrease in net earnings from continuing operations in fiscal 2010 reflects the decrease in earnings from continuing operations before income taxes and the impact of the tax matters discussed above. The decrease in diluted earnings per share from continuing operations in fiscal 2010 reflects the decrease in earnings from continuing operations and the impact of the tax matters discussed above partially offset by the impact of fewer shares outstanding due to the repurchase of 18.2 million shares in fiscal 2010 and 13.8 million shares in fiscal 2009.

The following table reconciles the Company’s results for fiscal 2010 and fiscal 2009 to adjusted results that exclude the impact of favorable tax items. The Company uses certain adjusted results, among other measures, to evaluate the Company’s operating performance in the absence of certain items and for planning and forecasting of future periods. The Company believes that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and improves their ability to understand the Company’s operating performance. Since adjusted earnings from continuing operations and adjusted diluted EPS are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations and diluted EPS from continuing operations, respectively, and they may not be comparable to similarly titled measures employed by other companies.

	Year ended June 30, 2010
	Earnings from			Diluted EPS
	continuing operations	Provision for	Net earnings from	from continuing
	before income taxes	income taxes	continuing operations	operations
As Reported	$1,863.2	$655.9	$1,207.3	$2.40

Adjustments:
Favorable tax items	-	12.2	12.2	0.02
As Adjusted	$1,863.2	$668.1	$1,195.1	$2.37

	Year ended June 30, 2009
	Earnings from			Diluted EPS
	continuing operations	Provision for	Net earnings from	from continuing
	before income taxes	income taxes	continuing operations	operations
As Reported	$1,900.1	$575.0	$1,325.1	$2.62

Adjustments:
Favorable tax items	-	120.0	120.0	0.24
As Adjusted	$1,900.1	$695.0	$1,205.1	$2.38

Net earnings from continuing operations, as adjusted, decreased $10.0 million to $1,195.1 million for fiscal 2010, from $1,205.1 million for fiscal 2009, and the related diluted earnings per share from continuing operations, as adjusted, decreased $0.01, to $2.37. The decrease in net earnings from continuing operations, as adjusted, for fiscal 2010 reflects the decrease in earnings from continuing operations before income taxes. The decrease in diluted earnings per share from continuing operations, as adjusted, for fiscal 2010 reflects the decrease in net earnings from continuing operations, partially offset by the impact of fewer shares outstanding due to the repurchase of approximately 18.2 million shares during fiscal 2010 and the repurchase of 13.8 million shares in fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

(Dollars in millions, except per share amounts)
	Years ended June 30,
	2009	2008	$ Change	% Change
Total revenues	$8,838.4	$8,733.7	$104.7	1%

Costs of revenues:
Operating expenses	4,087.0	3,898.4	188.6	5%
Systems development and
programming costs	498.3	521.1	(22.8)	(4)%
Depreciation and amortization	237.4	237.7	(0.3)	0%
Total costs of revenues	4,822.7	4,657.2	165.5	4%

Selling, general and
administrative expenses	2,190.3	2,359.1	(168.8)	(7)%
Interest expense	33.3	80.5	(47.2)	(59)%
Total expenses	7,046.3	7,096.8	(50.5)	(1)%

Other income, net	(108.0)	(166.5)	(58.5)	(35)%

Earnings from continuing
operations before income taxes	$1,900.1	$1,803.4	$96.7	5%
Margin	21.5%	20.6%

Provision for income taxes	$575.0	$647.7	$(72.7)	(11)%
Effective tax rate	30.3%	35.9%

Net earnings from
continuing operations	$1,325.1	$1,155.7	$169.4	15%

Diluted earnings per share
from continuing operations	$2.62	$2.19	$0.43	20%

Total Revenues
Our consolidated revenues grew 1%, to $8,838.4 million in fiscal 2009, from $8,733.7 in the year ended June 30, 2008 (“fiscal 2008”), due to increases in revenues in Employer Services of 3%, or $211.1 million, to $6,438.9 million, and PEO Services of 12%, or $125.3 million, to $1,185.8 million. Such increases were partially offset by changes in foreign currency exchange rates, which reduced our revenue by $187.4 million, or 2%, a decrease in the consolidated interest on funds held for clients of $74.7 million and a decrease in Dealer Services revenues of 3%, or $33.9 million. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 4.0% in fiscal 2009 as compared to 4.4% in fiscal 2008, and a decrease in our average client funds balances for fiscal 2009 of 3.1%, to $15.2 billion.

Total Expenses
Our consolidated expenses decreased 1%, to $7,046.3 million in fiscal 2009, from $7,096.8 million in fiscal 2008. The decrease in our consolidated expenses was due to a decrease of $160.7 million, or 2%, related to changes in foreign currency exchange rates and a decrease in selling, general and administrative expenses of $168.8 million, which was attributable to lower selling expenses and cost saving initiatives that commenced in fiscal 2008 and continued in fiscal 2009. These decreases were partially offset by an increase in operating expenses of $188.6 million attributable to the increase in our revenues discussed above. In addition, there was an increase in pass-through costs in our PEO business including costs associated with providing benefits coverage for worksite employees of $102.7 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $16.8 million.

Our total costs of revenues increased $165.5 million, to $4,822.7 million in fiscal 2009, from $4,657.2 million in fiscal 2008, due to an increase in our operating expenses of $188.6 million, partially offset by a decrease in our systems development and programming costs of $22.8 million.

Operating expenses increased $188.6 million, or 5%, in fiscal 2009 compared to fiscal 2008 due to the increase in revenues described above, including the increases in PEO Services, which have pass-through costs that are re-billable including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees. These pass-through costs were $874.8 million in fiscal 2009, which included costs for benefits coverage of $724.3 million and costs for workers compensation and payment of state unemployment taxes of $150.5 million. These costs were $755.3 million in fiscal 2008, which included costs for benefits coverage of $621.6 million and costs for workers compensation and payment of state unemployment taxes of $133.7 million. The increase in operating expenses is also due to higher expenses in Employer Services of $64.5 million related to increased service costs for investment in client-facing associates. Such increases were partially offset by a decrease in operating expenses of approximately $83.7 million due to changes in foreign currency exchange rates.

Systems development and programming expenses decreased $22.8 million, or 4%, in fiscal 2009 compared to fiscal 2008 due to decreases related to the impact of changes in foreign currency exchange rates of $15.8 million, a decrease in stock-based compensation expenses of $6.5 million and a decrease in programming expenses related to our systems of $3.9 million. The decrease in programming expenses was a result of a decrease in the average cost per associate as a larger percentage of our associates are located in off-shore and smart-shore locations. In addition, depreciation and amortization expenses decreased $0.3 million in fiscal 2009 compared to fiscal 2008 due to decreases related to the impact of changes in foreign currency exchange rates of $5.4 million, which were partially offset by increased amortization expenses of $4.7 million resulting from the intangible assets acquired with new businesses and the purchases of software and software licenses.

Selling, general and administrative expenses decreased $168.8 million, or 7%, in fiscal 2009 compared to fiscal 2008, which was attributable to decreases related to the impact of changes in foreign currency exchange rates of $55.5 million, a decrease in selling expenses related to a decline in our new client sales of $45.6 million and a reversal of $23.3 million in expenses due to a favorable ruling related to an international business capital tax. In addition, the decrease is attributable to our cost saving initiatives that commenced in fiscal 2008 and continued in fiscal 2009, which included a reduction in payroll and payroll related expenses of $32.3 million and a decrease in stock-based compensation expenses of $16.3 million. Such decreases were partially offset by an increase in severance charges of $67.6 million and an increase in the provision for our allowance for doubtful accounts of $15.5 million due to losses related to our notes receivable from automotive, truck and powersports dealers.

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

Other Income, net

Years ended June 30,	2009	2008	$ Change
(Dollars in millions)
Interest income on corporate funds	$(134.2)	$(149.5)	$(15.3)
Realized gains on available-for-sale securities	(11.4)	(10.1)	1.3
Realized losses on available-for-sale securities	23.8	11.4	(12.4)
Realized loss on investment in Reserve Fund	18.3	-	(18.3)
Gains on sales of building	(2.2)	(16.0)	(13.8)
Other, net	(2.3)	(2.3)	-

Other income, net	$(108.0)	$(166.5)	$(58.5)

Other income, net, decreased $58.5 million in fiscal 2009 as compared to fiscal 2008 due to a loss of $18.3 million related to investment in the Reserve Fund, a decrease in interest income on corporate funds of $15.3 million, a reduction in income of $13.8 million from the sale of buildings and an increase in net realized losses on available-for-sale securities of $11.1 million. In the aggregate, interest income on corporate funds decreased by approximately $30.9 million related to decreases in interest rates and increased approximately $15.6 million related to increases in average daily balances. Average interest rates decreased from 4.4% in fiscal 2008 to 3.6% in fiscal 2009. Average daily balances increased from $3.4 billion in fiscal 2008 to $3.7 billion in fiscal 2009.

Earnings from Continuing Operations before Income Taxes
Earnings from continuing operations before income taxes increased 5%, to $1,900.1 million in fiscal 2009, from $1,803.4 million in fiscal 2008, due to the increase in revenues and the decrease in expenses discussed above. Overall margin increased 80 basis points in fiscal 2009.

Provision for Income Taxes
The effective tax rate in fiscal 2009 was 30.3%, as compared to 35.9% in fiscal 2008. The decrease in the effective tax rate is due to a reduction in the provision for income taxes of $120.0 million related to favorable tax settlements, including an IRS audit settlement and the settlement of a state tax matter. These settlements decreased the effective tax rate by approximately 6.3 percentage points in fiscal 2009. Lastly, during fiscal 2008, there was a reduction in the provision for income taxes of $12.4 million related to the settlement of a state tax matter. This decreased the effective tax rate by approximately 0.7 percentage points in fiscal 2008.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations
Net earnings from continuing operations increased 15%, to $1,325.1 million, in fiscal 2009, from $1,155.7 million in fiscal 2008, and the related diluted earnings per share from continuing operations increased 20%, to $2.62 in fiscal 2009. The increase in net earnings from continuing operations in fiscal 2009 reflects the increased revenues, lower expenses and lower effective tax rate as described above. The increase in diluted earnings per share from continuing operations in fiscal 2009 reflects the increase in net earnings from continuing operations and the impact of fewer weighted average diluted shares outstanding due to the repurchase of 13.8 million shares in fiscal 2009 and 32.9 million shares in fiscal 2008.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2010	2009	2008	2010	2009	2010	2009
Employer Services	$6,442.6	$6,438.9	$6,227.8	$3.7	$211.1	0%	3%
PEO Services	1,316.8	1,185.8	1,060.5	131.0	125.3	11%	12%
Dealer Services	1,229.4	1,267.9	1,301.8	(38.5)	(33.9)	(3)%	(3)%
Other	16.4	19.4	4.9	(3.0)	14.5	(15)%	100 +%
Reconciling items:
Foreign exchange	59.2	(7.3)	153.8
Client funds interest	(136.7)	(66.3)	(15.1)

Total revenues	$8,927.7	$8,838.4	$8,733.7	$89.3	$104.7	1%	1%

Earnings from Continuing Operations before Income Taxes

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2010	2009	2008	2010	2009	2010	2009
Employer Services	$1,722.4	$1,758.7	$1,606.7	$(36.3)	$152.0	(2)%	9%
PEO Services	126.6	117.6	102.0	9.0	15.6	8%	15%
Dealer Services	201.0	214.3	220.1	(13.3)	(5.8)	(6)%	(3)%
Other	(167.8)	(233.5)	(245.4)	65.7	11.9	28%	5%
Reconciling items:
Foreign exchange	10.3	2.5	25.7
Client funds interest	(136.7)	(66.3)	(15.1)
Cost of capital charge	107.4	106.8	109.4

Total earnings from continuing
operations before income taxes	$1,863.2	$1,900.1	$1,803.4	$(36.9)	$96.7	(2)%	5%

The fiscal 2009 and 2008 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2010 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments’ revenues are presented on a consistent basis without the impact of changes in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

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

Employer Services

Fiscal 2010 Compared to Fiscal 2009

Revenues
Employer Services' revenues increased $3.7 million to $6,442.6 million in fiscal 2010 as compared to fiscal 2009. Revenues from our payroll and tax filing business declined 4% in fiscal 2010, due to a decline in pays per control and a decline in the number of payrolls processed, partially offset by pricing increases. Revenues from our “beyond payroll” services increased 6% in fiscal 2010, due to an increase in the number of clients utilizing our COBRA and HR Benefits solutions, as well as an increase in revenues related to our Retirement Services business due to an increase in the market value of the assets under management. Pays per control, which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 130,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 3.4% in fiscal 2010. Worldwide client retention improved 40 basis points, to 89.9%, and pricing increases contributed approximately 1% to our revenue growth for fiscal 2010. In addition, interest on client funds recorded within the Employer Services segment increased $2.7 million in fiscal 2010 due to a slight increase in average client fund balances. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates.

Earnings from Continuing Operations before Income Taxes
Employer Services’ earnings from continuing operations before income taxes decreased $36.3 million to $1,722.4 million in fiscal 2010 as compared to fiscal 2009. The decrease was due to an increase in expenses of $40.0 million, which was partially offset by the $3.7 million increase in revenues discussed above. The increase in expenses can be attributed to $16.9 million of incremental investments in our products and an increase of $14.7 million related to increased service costs for investment in client-facing associates. These increases in expense were partially offset by lower expenses resulting from our cost savings initiatives, which included headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses.

Fiscal 2009 Compared to Fiscal 2008

Revenues
Employer Services' revenues increased $211.1 million, or 3%, to $6,438.9 million in fiscal 2009. Revenues from our payroll and payroll tax filing business were flat for fiscal 2009. Our payroll and payroll tax filing revenues were adversely impacted in fiscal 2009 due to the reduced number of payrolls processed, a decline in pays per control and a reduction in the average daily balances held, but these declines were offset by pricing increases. Our worldwide client retention decreased by 1.2 percentage points during fiscal 2009. Lost business due to clients’ pricing sensitivity and clients going out of business increased during fiscal 2009 as a result of economic pressures. “Pays per control,” which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 137,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 2.5% in fiscal 2009. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment decreased $25.0 million, or 3.4% in fiscal 2009, as a result of a decrease in average daily balances from $15.5 billion for fiscal 2008 to $15.0 billion for fiscal 2009, related to lower bonuses, lower wage growth, and a decline in pays per control. The impact of pricing increases was an increase of approximately 2% to our revenue for fiscal 2009. Revenues from our “beyond payroll” services increased 8% in fiscal 2009 due to an increase in our Time and Labor Management and HR Benefits services revenues, due to an increase in the number of clients utilizing these services, partially offset by a decline in our Retirement Services revenues due to a decrease in the market value of the assets under management.

Earnings from Continuing Operations before Income Taxes
Employer Services’ earnings from continuing operations before income taxes increased $152.0 million, or 9%, to $1,758.7 million in fiscal 2009. Earnings from continuing operations before income taxes for fiscal 2009 grew at a faster rate than revenues due to a decrease of $57.7 million related to management incentive compensation expenses, slower growth in selling expenses of $36.2 million as compared to revenues due to a decline in our new client sales and our cost saving initiatives that commenced in fiscal 2008 and continued in fiscal 2009, including headcount reductions and curtailment of non-essential travel and entertainment expenses. These decreases in expenses were offset, in part, by higher expenses of $64.5 million related to increased service costs for investment in client-facing associates.

PEO Services

Fiscal 2010 Compared to Fiscal 2009

Revenues
PEO Services’ revenues increased $131.0 million, or 11%, to $1,316.8 million in fiscal 2010, as compared to fiscal 2009, due to a 5% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to fiscal 2009 was due to an increase in the number of clients. Revenues associated with benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $113.7 million due to the increase in the average number of worksite employees, as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $11.8 million, or 5%, in fiscal 2010, due to the increase in the number of average worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.7 million in fiscal 2010 due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base. Average client funds balances were $0.2 billion in both fiscal 2010 and fiscal 2009.

Earnings from Continuing Operations before Income Taxes
PEO Services’ earnings from continuing operations before income taxes increased $9.0 million, or 8%, to $126.6 million in fiscal 2010 as compared to fiscal 2009. Earnings from continuing operations before income taxes grew due to the increase in revenues described above, net of the related cost of providing benefits coverage, workers’ compensation coverage and payment of state unemployment taxes for worksite employees that are included in costs of revenues. In fiscal 2010, there was an increase in costs associated with providing benefits coverage for worksite employees of $87.2 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $26.5 million. In addition, earnings before income taxes increased $9.2 million due to the settlement of a state unemployment tax matter. Such increases in earnings before income taxes were offset by price concessions and higher pass-through costs related to state unemployment taxes.

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

Earnings from Continuing Operations before Income Taxes
PEO Services’ earnings from continuing operations before income taxes increased $15.6 million, or 15%, to $117.6 million in fiscal 2009. This increase was primarily attributable to the increase in revenues described above, net of the related cost of providing benefits coverage, workers’ compensation coverage and payment of state unemployment taxes for worksite employees, which are included in costs of revenues. In fiscal 2009, there was an increase in costs associated with our PEO business related to costs associated with providing benefits coverage for worksite employees of $102.7 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $16.8 million. In addition, there was an increase in expenses related to new business sales of $2.0 million in fiscal 2009.

Dealer Services

Fiscal 2010 Compared to Fiscal 2009

Revenues
Dealer Services' revenues decreased $38.5 million, or 3%, to $1,229.4 million in fiscal 2010. Revenues for our Dealer Services business would have declined approximately 4% for fiscal 2010 without the impact of acquisitions. Revenues declined $112.9 million due to client losses as a result of dealership closings, cancellation of services and continued pressure on dealerships to reduce costs. In addition, revenues decreased $25.1 million due to lower international software license fees and $5.3 million due to lower Credit Check and Computerized Vehicle Registration (“CVR”) transaction volume. These decreases in revenues were offset by a $90.0 million increase in revenues from new clients and growth in our key products during fiscal 2010. The growth in our key products was driven by increased users for Application Service Provider (“ASP”) managed services, growth in our Customer Relationship Management (“CRM”) applications and new network and hosted IP telephony installations.

Earnings from Continuing Operations before Income Taxes
Dealer Services' earnings from continuing operations before income taxes decreased $13.3 million, or 6%, to $201.0 million in fiscal 2010. The decrease was due to the decline in revenues of $38.5 million discussed above, which was partially offset by a decrease in expenses of $25.2 million. The decrease in expenses was due to certain cost saving initiatives, including headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses, offset by an asset impairment charge of $6.8 million as a result of the announcement by GM that it will shut down its Saturn division.

Fiscal 2009 Compared to Fiscal 2008

Revenues
Dealer Services' revenues decreased $33.9 million, or 3%, to $1,267.9 million in fiscal 2009. Revenues for our Dealer Services business would have declined approximately 4% for fiscal 2009 without the impact of acquisitions. The decrease in revenues was due to client losses and cancellation of services resulting from the consolidation and closing of dealerships and continued pressure on dealerships to reduce costs, all of which resulted in a decrease to revenues of $72.9 million for fiscal 2009. In addition, revenues decreased $23.9 million due to lower Credit Check, Laser Printing, and CVR transaction volume and $9.5 million due to a decrease in revenues from consulting services and forms and supplies. These decreases in revenues were offset by a $67.8 million increase in revenues from new clients and growth in our key products during fiscal 2009. The growth in our key products was driven by increased users for ASP managed services, growth in our CRM applications and new network and hosted IP telephony installations.

Earnings from Continuing Operations before Income Taxes
Dealer Services’ earnings from continuing operations before income taxes decreased $5.8 million, or 3%, to $214.3 million in fiscal 2009 due to the decrease of $33.9 million in revenues discussed above, which was partially offset by a decrease in expenses of $28.1 million. The decrease in expenses was due to lower selling expenses of $11.4 million related to a decline in new client sales and a decrease of $13.2 million in expenses due to certain cost saving initiatives, including headcount reductions and curtailment of non-essential travel and entertainment expenses, and a decrease of $7.1 million related to management incentive compensation expenses.

Other

The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense. Stock-based compensation expense was $67.6 million, $96.0 million and $123.6 million in fiscal 2010, 2009 and 2008, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, cash and marketable securities were $1,775.5 million, stockholders’ equity was $5,478.9 million and the ratio of long-term debt-to-equity was 0.7%. Working capital before funds held for clients and client funds obligations was $1,568.6 million, as compared to $1,515.5 million at June 30, 2009. This increase is due to cash generated from operations, partially offset by the use of cash to repurchase common stock, the use of cash for dividend payments and the use of cash for acquisitions.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during fiscal 2010, and we held approximately $1.8 billion of cash and marketable securities at June 30, 2010. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $1,682.1 million in fiscal 2010, as compared to $1,562.6 million in fiscal 2009. The increase in net cash flows provided by operating activities was due to a $158.7 million tax refund received by a Canadian subsidiary of the Company in fiscal 2010, an increase in cash flows due to lower cash bonuses paid to our employees and an increase in cash flows related to collections from our clients. Such increases in net cash flows provided by operating activities were partially offset by an increase in pension plan contributions as compared to fiscal 2009, which decreased cash flows by $106.0 million. Lastly, there was a $77.1 million decrease due to income taxes paid in fiscal 2010 as a result of the agreement reached during fiscal 2009 with the IRS regarding all outstanding audit issues with the IRS for the tax years 1998 through 2006.

Net cash flows used in investing activities were $2,379.5 million in fiscal 2010, as compared to $644.1 million in fiscal 2009. The increase in net cash flows used in investing activities was due to the timing of purchases of and proceeds from the sales or maturities of marketable securities, which resulted in a net decrease to cash flows of $1,023.7 million and the timing of receipts and payments of cash and cash equivalents held to satisfy client funds obligations that resulted in a decrease to cash flows of $907.7 million. Such decreases to cash flows were partially offset by a reclassification, in fiscal 2009, from cash and cash equivalents to short-term marketable securities of $211.1 million related to the Reserve Fund discussed below. The proceeds received related to the Reserve Fund have been included in proceeds from the sales and maturities of corporate and client funds marketable securities.

Net cash flows provided by financing activities were $89.0 million in fiscal 2010 as compared to $468.4 in fiscal 2009. The decrease was due to a $1,460.0 million change in cash due to the repayment in fiscal 2010 of a $730.0 million commercial paper borrowing that was outstanding at June 30, 2009. In addition, there was a $186.0 million decrease in cash flows provided by financing activities due to an increase in cash used for repurchases of common stock. We purchased approximately 18.2 million shares of our common stock at an average price per share of $42.02 during fiscal 2010 as compared to purchases of 13.8 million shares of our common stock at an average price per share of $39.72 during fiscal 2009. Such decreases in cash flows of financing activities were partially offset by the net change in the client funds obligations of $1,135.2 million as a result of timing of cash received and payments made related to client funds obligations and an increase of $158.4 million in the proceeds from stock purchase plan purchases and exercises of stock options.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. In August 2010, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $6.25 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2010, there was no commercial paper outstanding. At June 30, 2009, we had $730.0 million in commercial paper outstanding. Such amount was repaid on July 1, 2009. In fiscal 2010 and 2009, our average borrowings were $1.6 billion and $1.9 billion, respectively, at a weighted average interest rate of 0.2% and 1.0%, respectively. The weighted average maturity of our commercial paper was less than two days in both fiscal 2010 and fiscal 2009. Throughout fiscal 2010, we had full access to our U.S. short-term funding requirements related to client funds obligations.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements. These agreements are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. We have $2 billion available to us on a committed basis under these reverse repurchase agreements. At June 30, 2010 and 2009, respectively, there were no outstanding obligations under reverse repurchase agreements. In fiscal 2010 and 2009, we had average outstanding balances under reverse repurchase agreements of $425.0 million and $425.9 million, respectively, at a weighted average interest rate of 0.2% and 1.3%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations.

In June 2010, we entered into a $2.5 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced our prior $2.25 billion 364-day facility. In addition, we entered into a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The three-year facility replaced our prior $1.5 billion five-year facility, which expired in June 2010. We also have an existing $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by us to the syndicated financial institutions prior to borrowing. We are also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2010 under the credit agreements. We believe that we currently meet all conditions set forth in the credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.25 billion available to us under the credit agreements.

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

Capital expenditures for continuing operations in fiscal 2010 were $90.2 million, as compared to $167.6 million in fiscal 2009 and $186.3 million in fiscal 2008. The capital expenditures in fiscal 2010 related to our data center and other facility improvements to support our operations. We expect capital expenditures in the year ending June 30, 2011 (“fiscal 2011”) to be between $150 million and $170 million.

The following table provides a summary of our contractual obligations as of June 30, 2010:

(In millions)
	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Unknown	Total
Debt Obligations (1)	$2.8	$18.8	$3.6	$17.4	$-	$42.6

Operating Lease and Software
License Obligations (2)	143.9	169.9	79.0	30.5	-	423.3

Purchase Obligations (3)	262.6	282.6	164.8	-	-	710.0

Obligations related to Unrecognized	-	-	-	-	107.2	107.2
Tax Benefits (4)

Other long-term liabilities reflected
on our Consolidated Balance Sheets:
Compensation and Benefits (5)	53.3	122.7	82.7	166.4	27.3	452.4

Acquisition-related obligations (6)	7.1	-	-	-	-	7.1
Total	$469.7	$594.0	$330.1	$214.3	$134.5	$1,742.6

(1)	These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. See Note 12 to the consolidated financial statements for additional information about our debt and related matters. The estimated interest payments due by corresponding period above are $1.1 million, $2.2 million, $2.1 million, and $2.6 million, respectively, which have been excluded.

(2)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to purchase and maintenance agreements on our software, equipment and other assets.

(4)	We made the determination that net cash payments expected to be paid within the next 12 months, related to unrecognized tax benefits of $107.2 million at June 30, 2010, are expected to be zero. We are unable to make reasonably reliable estimates as to the period beyond the next 12 months in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)	Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.

(6)	Acquisition-related obligations relate to contingent consideration for business acquisitions for which the amount of contingent consideration was determinable at the date of acquisition and therefore included on the Consolidated Balance Sheet as a liability.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2010, the obligations relating to these matters, which are expected to be paid in fiscal 2011, total $18,136.7 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $18,832.6 million of cash and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2010.

The Company’s wholly owned subsidiary, ADP Indemnity, Inc., provides workers’ compensation and employer liability insurance coverage for our PEO worksite employees. We have secured specific per occurrence and aggregate stop loss reinsurance from third-party carriers that cap losses that reach a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO business. In fiscal 2010 and 2009, the net premium was $67.8 million and $60.8 million, respectively. In fiscal 2010 and 2009, we paid claims of $53.8 million and $43.6 million, respectively. At June 30, 2010, our cash and marketable securities included balances totaling approximately $208.6 million to cover the actuarially estimated cost of workers’ compensation claims for the policy years that the PEO worksite employees were covered by ADP Indemnity, Inc.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents. At June 30, 2010, approximately 79% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client fund assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s, the highest possible credit rating), our ability to execute reverse repurchase transactions and available borrowings under our $6 billion committed revolving credit facilities. However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2010	2009	2008
Average investment balances at cost:
Corporate investments	$3,839.2	$3,744.7	$3,387.0
Funds held for clients	15,194.5	15,162.4	15,654.3
Total	$19,033.7	$18,907.1	$19,041.3

Average interest rates earned exclusive of
realized gains/ (losses) on:
Corporate investments	2.6%	3.6%	4.4%
Funds held for clients	3.6%	4.0%	4.4%
Total	3.4%	3.9%	4.4%

Realized gains on available-for-sale securities	$15.0	$11.4	$10.1
Realized losses on available-for-sale securities	(13.4)	(23.8)	(11.4)
Net realized gains/(losses) on available-for-sale securities	$1.6	$(12.4)	$(1.3)

As of June 30:
Net unrealized pre-tax gains on available-for-sale securities	$710.9	$436.6	$142.1

Total available-for-sale securities at fair value	$15,517.0	$14,730.2	$15,066.4

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased by 50 basis points, from 3.9% for fiscal 2009 to 3.4% for fiscal 2010. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2011. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2011.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At June 30, 2010, approximately 85% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

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

During fiscal 2010, we were exposed to foreign exchange fluctuations on U.S. Dollar denominated short-term intercompany amounts payable by a Canadian subsidiary to a U.S. subsidiary of the Company in the amount of $178.6 million U.S. Dollars. In order to manage the exposure related to the foreign exchange fluctuations between the Canadian Dollar and the U.S. Dollar, the Canadian subsidiary entered into a foreign exchange forward contract, which obligated the Canadian subsidiary to buy $178.6 million U.S. dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009. Upon settlement of such contract on December 1, 2009, an additional foreign exchange forward contract was entered into that obligated the Canadian subsidiary to buy $29.4 million U.S. Dollars at a rate of 1.06 Canadian dollars to each U.S. Dollar on February 26, 2010. The net loss on the foreign exchange forward contracts of $15.8 million for the twelve months ended June 30, 2010 was recognized in earnings in fiscal 2010 and substantially offset the foreign currency mark-to-market gains on the related short-term intercompany amounts payable. The short-term intercompany amounts payable were fully paid by the Canadian subsidiary to the U.S. subsidiary by February 2010.

There were no derivative financial instruments outstanding at June 30, 2010, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, "Multiple Deliverable Revenue Arrangements." ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence ("VSOE") or third-party evidence ("TPE") does not exist to determine the selling price of a deliverable. The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. In either case, early adoption is permitted. The adoption of ASU 2009-13 will not have a material impact on our consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements that Include Software Elements" ("ASU 2009-14"). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. In either case, early adoption is permitted. The adoption of ASU 2009-14 will not have a material impact on our consolidated results of operations, financial condition or cash flows.

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

Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services’ payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services’ client-related funds. We enter into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Our service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

We also recognize revenues associated with the sale of software systems and associated software licenses (e.g., Dealer Services’ dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post-contract customer support, revenues are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

We assess collectability of our revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. We do not believe that a change in our assumptions utilized in the collectability determination would result in a material change to revenues as no single customer accounts for a significant portion of our revenues.

Goodwill. We account for goodwill and other intangible assets with indefinite useful lives in accordance with ASC 350-10, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. We perform this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. We determine the fair value of our reporting units using the income approach, which utilizes a discounted cash flow model. In addition, we use comparative market multiples to corroborate our discounted cash flow results. We had $2,383.3 million of goodwill as of June 30, 2010. Given the significance of our goodwill, an adverse change to the fair value could result in an impairment charge, which could be material to our consolidated earnings.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, an entity’s tax benefits must be “more likely than not” of being sustained assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements. As of June 30, 2010 and 2009, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $107.2 million and $92.8 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $10.0 million in the next twelve months. We do not expect any cash payments related to unrecognized tax benefits in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Stock-Based Compensation. We measure stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options.

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
Roseland, New Jersey

     We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 25, 2010

Statements of Consolidated Earnings
(In millions, except per share amounts)
Years ended June 30,	2010	2009	2008
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$7,077.7	$7,051.7	$6,996.1
Interest on funds held for clients	542.8	609.8	684.5
PEO revenues (A)	1,307.2	1,176.9	1,053.1
TOTAL REVENUES	8,927.7	8,838.4	8,733.7

EXPENSES:
Costs of revenues
Operating expenses	4,277.2	4,087.0	3,898.4
Systems development and programming costs	513.9	498.3	521.1
Depreciation and amortization	238.6	237.4	237.7
TOTAL COSTS OF REVENUES	5,029.7	4,822.7	4,657.2

Selling, general and administrative expenses	2,127.4	2,190.3	2,359.1
Interest expense	8.6	33.3	80.5
TOTAL EXPENSES	7,165.7	7,046.3	7,096.8

Other income, net	(101.2)	(108.0)	(166.5)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,863.2	1,900.1	1,803.4

Provision for income taxes	655.9	575.0	647.7
NET EARNINGS FROM CONTINUING OPERATIONS	1,207.3	1,325.1	1,155.7

Earnings from discontinued operations, net of provision
for income taxes of $7.0, $0.7 and $25.8 for the fiscal years
ended June 30, 2010, 2009 and 2008, respectively	4.1	7.5	80.0
NET EARNINGS	$1,211.4	$1,332.6	$1,235.7

Basic earnings per share from continuing operations	$2.41	$2.63	$2.22
Basic earnings per share from discontinued operations	0.01	0.01	0.15
BASIC EARNINGS PER SHARE	$2.42	$2.65	$2.37

Diluted earnings per share from continuing operations	$2.40	$2.62	$2.19
Diluted earnings per share from discontinued operations	0.01	0.01	0.15
DILUTED EARNINGS PER SHARE	$2.40	$2.63	$2.34

Basic weighted average shares outstanding	500.5	503.2	521.5
Diluted weighted average shares outstanding	503.7	505.8	527.2

(A)	Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $13,318.7, $12,310.4 and $11,247.4, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)
June 30,	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,643.3	$2,265.3
Short-term marketable securities	27.9	30.8
Accounts receivable, net	1,127.7	1,050.7
Other current assets	673.4	918.9
Assets held for sale	11.8	12.1
Assets of discontinued operations	-	8.5
Total current assets before funds held for clients	3,484.1	4,286.3
Funds held for clients	18,832.6	16,419.2
Total current assets	22,316.7	20,705.5
Long-term marketable securities	104.3	92.4
Long-term receivables, net	129.4	162.6
Property, plant and equipment, net	673.8	734.3
Other assets	712.3	702.7
Goodwill	2,383.3	2,375.5
Intangible assets, net	542.4	578.7
Total assets	$26,862.2	$25,351.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$150.0	$130.3
Accrued expenses and other current liabilities	771.0	777.9
Accrued payroll and payroll related expenses	448.5	402.3
Dividends payable	164.5	162.1
Short-term deferred revenues	321.5	329.8
Obligation under commercial paper borrowing	-	730.0
Income taxes payable	60.0	230.7
Liabilities of discontinued operations	-	7.7
Total current liabilities before client funds obligations	1,915.5	2,770.8
Client funds obligations	18,136.7	15,992.6
Total current liabilities	20,052.2	18,763.4
Long-term debt	39.8	42.7
Other liabilities	528.0	477.1
Deferred income taxes	306.4	254.1
Long-term deferred revenues	456.9	491.8
Total liabilities	21,383.3	20,029.1

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued, 638.7 shares at June 30, 2010 and 2009;
outstanding, 492.0 and 501.7 shares at June 30, 2010 and 2009, respectively	63.9	63.9
Capital in excess of par value	493.0	520.0
Retained earnings	11,252.0	10,716.6
Treasury stock - at cost: 146.7 and 137.0 shares at June 30, 2010 and 2009, respectively	(6,539.5)	(6,133.9)
Accumulated other comprehensive income	209.5	156.0
Total stockholders' equity	5,478.9	5,322.6
Total liabilities and stockholders' equity	$26,862.2	$25,351.7

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In millions, except per share amounts)

							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Earnings	Stock	Income	Income (Loss)
Balance at June 30, 2007	638.7	$63.9	$351.8	$9,378.5	$(4,612.9)		$(33.4)
Net earnings	-	-	-	1,235.7	-	$1,235.7	-
Foreign currency translation adjustments						127.9	127.9
Unrealized net gain on securities, net of tax						209.7	209.7
Pension liability adjustment, net of tax						(28.0)	(28.0)
Comprehensive income						$1,545.3

Stock-based compensation expense	-	-	123.6	-	-		-
Issuances relating to stock compensation plans	-	-	(29.5)	-	271.7
Tax benefits from stock compensation plans	-	-	34.0	-	-		-
Treasury stock acquired (32.9 shares)	-	-	-	-	(1,463.5)		-
Adoption of ASC 740-10	-	-	-	(11.7)	-		-
Tax basis adjustment related to pooling of interest (see Note 15)	-	-	42.1	-	-		-
Dividends ($1.1000 per share)	-	-	-	(572.7)	-		-

Balance at June 30, 2008	638.7	$63.9	$522.0	$10,029.8	$(5,804.7)		$276.2
Net earnings	-	-	-	1,332.6	-	$1,332.6	-
Foreign currency translation adjustments						(192.1)	(192.1)
Unrealized net gain on securities, net of tax						191.1	191.1
Pension liability adjustment, net of tax						(119.2)	(119.2)
Comprehensive income						$1,212.4

Stock-based compensation expense	-	-	96.0	-	-		-
Issuances relating to stock compensation plans	-	-	(105.8)	-	219.7		-
Tax benefits from stock compensation plans	-	-	7.8	-	-		-
Treasury stock acquired (13.8 shares)	-	-	-	-	(548.9)		-
Dividends ($1.2800 per share)	-	-	-	(645.8)	-		-

Balance at June 30, 2009	638.7	$63.9	$520.0	$10,716.6	$(6,133.9)		$156.0
Net earnings	-	-	-	1,211.4	-	$1,211.4	-
Foreign currency translation adjustments						(76.1)	(76.1)
Unrealized net gain on securities, net of tax						175.4	175.4
Pension liability adjustment, net of tax						(45.8)	(45.8)
Comprehensive income						$1,264.9

Stock-based compensation expense	-	-	67.6	-	-		-
Issuances relating to stock compensation plans	-	-	(85.4)	-	360.7		-
Tax benefits from stock compensation plans	-	-	(9.2)	-	-		-
Treasury stock acquired (18.2 shares)	-	-	-	-	(766.3)		-
Dividends ($1.3500 per share)	-	-	-	(676.0)	-		-

Balance at June 30, 2010	638.7	63.9	493.0	11,252.0	(6,539.5)		209.5

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)
Years ended June 30,	2010	2009	2008
Cash Flows From Operating Activities
Net earnings	$1,211.4	$1,332.6	$1,235.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	309.2	307.7	318.3
Deferred income taxes	96.1	(47.9)	(92.7)
Stock-based compensation expense	67.6	96.0	123.6
Excess tax benefit related to exercises of stock options	(0.2)	(1.5)	(0.7)
Net pension expense	34.7	33.8	40.0
Net realized loss (gain) from the sales of marketable securities	(1.6)	12.4	1.3
Net amortization of premiums and accretion of discounts on available-for-sale securities	57.3	58.3	42.7
Impairment losses on available-for-sale securities	14.4	-	-
Loss (gain) on sale of building	2.3	(2.2)	(16.0)
Gain on sale of discontinued businesses, net of tax	(0.5)	(4.4)	(74.0)
Other	8.9	35.8	100.1
Changes in operating assets and liabilities, net of effects from acquistions and divestitures of businesses:
(Increase) decrease in accounts receivable	(108.8)	(152.6)	36.6
Decrease (increase) in other assets	30.0	(85.6)	(40.6)
Increase (decrease) in accounts payable	34.7	(9.7)	9.7
(Decrease) increase in accrued expenses and other liabilities	(73.3)	(12.6)	88.4
Operating activities of discontinued operations	(0.1)	2.5	(0.2)
Net cash flows provided by operating activities	1,682.1	1,562.6	1,772.2
Cash Flows From Investing Activities
Purchases of corporate and client funds marketable securities	(3,846.7)	(2,736.5)	(6,407.2)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,406.9	3,320.4	5,140.6
Net (increase) decrease in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	(1,639.4)	(731.7)	4,119.6
Capital expenditures	(102.9)	(157.8)	(180.3)
Additions to intangibles	(123.8)	(96.0)	(96.6)
Acquisitions of businesses, net of cash acquired	(100.0)	(67.0)	(97.3)
Reclassification from cash and cash equivalents to short-term marketable securities	-	(211.1)	-
Proceeds from the sale of property, plant and equipment	3.1	25.7	-
Other	1.8	10.0	23.4
Investing activities of discontinued operations	(0.1)	-	(0.7)
Proceeds from the sale of businesses included in discontinued operations	21.6	(0.1)	112.4
Net cash flows (used in) provided by investing activities	(2,379.5)	(644.1)	2,613.9
Cash Flows From Financing Activities
Net increase (decrease) in client funds obligations	2,020.4	885.2	(3,480.3)
Proceeds from issuance of debt	-	12.5	21.2
Payments of debt	(2.9)	(21.9)	(10.1)
Net (purchases of) proceeds from reverse repurchase agreements	-	(11.8)	11.8
Net (repayment) proceeds of commercial paper borrowing	(730.0)	730.0	-
Repurchases of common stock	(766.4)	(580.4)	(1,504.8)
Proceeds from stock purchase plan and exercises of stock options	241.1	82.7	239.7
Excess tax benefit related to exercises of stock options	0.2	1.5	0.7
Dividends paid	(673.4)	(629.4)	(548.9)
Net cash flows provided by (used in) financing activities	89.0	468.4	(5,270.7)
Effect of exchange rate changes on cash and cash equivalents	(13.6)	(39.1)	41.3
Net change in cash and cash equivalents	(622.0)	1,347.8	(843.3)
Cash and cash equivalents of continuing operations, beginning of year	2,265.3	917.5	1,746.1
Cash and cash equivalents of discontinued operations, beginning of year	-	-	14.7
Cash and cash equivalents, end of year	1,643.3	2,265.3	917.5
Less cash and cash equivalents of discontinued operations, end of year	-	-	-
Cash and cash equivalents of continuing operations, end of year	$1,643.3	$2,265.3	$917.5

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

C. Revenue Recognition. Revenues are primarily attributable to fees for providing services (e.g., Employer Services’ payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services’ client-related funds. The Company enters into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

The Company also recognizes revenues associated with the sale of software systems and associated software licenses (e.g., Dealer Services’ dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation and post-contract customer support, revenues are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist.

The Company assesses collectability of our revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

E. Corporate Investments and Funds Held for Clients. All of the Company’s marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income on the Consolidated Balance Sheets until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and are included in other income, net on the Statements of Consolidated Earnings.

If the fair value of an available-for-sale debt security is below its amortized cost, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery. If either of those two conditions were met, the Company would recognize a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in accumulated other comprehensive income.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

F. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to automotive, truck and powersports and truck dealers. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return over the term of each contract.

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

H. Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually at the reporting unit level. The Company performs this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, the Company would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. The Company determines the fair value of its reporting units using the income approach, which utilizes a discounted cash flow model. In addition, the Company uses comparative market multiples to corroborate its discounted cash flow results.

I. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

J. Foreign Currency Translation. The net assets of the Company’s foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented.

K. Derivative Financial Instruments. Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the Consolidated Balance Sheets with changes in the fair value of the derivatives recognized in either net earnings from continuing operations or accumulated other comprehensive income, depending on the timing and designated purpose of the derivative.

There were no derivative financial instruments outstanding at June 30, 2010 or June 30, 2009.

L. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

		Effect of	Effect of	Effect of
		Employee	Employee	Employee
		Stock Option	Stock Purchase	Restricted Stock
Years ended June 30,	Basic	Shares	Plan Shares	Shares	Diluted
2010
Net earnings from continuing operations	$1,207.3	$-	$-	$-	$1,207.3
Weighted average shares (in millions)	500.5	2.2	-	1.0	503.7
EPS from continuing operations	$2.41				$2.40

2009
Net earnings from continuing operations	$1,325.1	$-	$-	$-	$1,325.1
Weighted average shares (in millions)	503.2	1.2	-	1.4	505.8
EPS from continuing operations	$2.63				$2.62

2008
Net earnings from continuing operations	$1,155.7	$-	$-	$-	$1,155.7
Weighted average shares (in millions)	521.5	4.3	0.3	1.1	527.2
EPS from continuing operations	$2.22				$2.19

Options to purchase 14.0 million, 32.9 million, and 12.6 million shares of common stock for the year ended June 30, 2010 (“fiscal 2010”), the year ended June 30, 2009 (“fiscal 2009”) and the year ended June 30, 2008 (“fiscal 2008”), respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective fiscal year.

M. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

N. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. For software developed or obtained for internal use, the Company capitalizes costs. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

O. Computer Software to be Sold, Leased or Otherwise Marketed. The Company capitalizes certain costs of computer software to be sold, leased or otherwise marketed. The Company’s policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized over a three-year period on a straight-line basis. Maintenance-related costs are expensed as incurred.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained, assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2010 and 2009, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $107.2 million and $92.8 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $10.0 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Q. Recently Issued Accounting Pronouncements. In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable. The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-13 retrospectively. In either case, early adoption is permitted. The adoption of ASU 2009-13 will not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements that Include Software Elements” (“ASU 2009-14”). ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to adopt ASU 2009-14 retrospectively. In either case, early adoption is permitted. The adoption of ASU 2009-14 will not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

NOTE 2. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2010	2009	2008
Interest income on corporate funds	$(98.8)	$(134.2)	$(149.5)
Realized gains on available-for-sale securities	(15.0)	(11.4)	(10.1)
Realized losses on available-for-sale securities	13.4	23.8	11.4
Realized (gain) loss on investment in Reserve Fund	(15.2)	18.3	-
Impairment losses on available-for-sale securities	14.4	-	-
Net loss (gain) on sales of buildings	2.3	(2.2)	(16.0)
Other, net	(2.3)	(2.3)	(2.3)

Other income, net	$(101.2)	$(108.0)	$(166.5)

Proceeds from sales and maturities of available-for-sale securities were $3,406.9 million, $3,320.4 million and $5,140.6 million for fiscal 2010, 2009 and 2008, respectively.

In fiscal 2010, the Company recorded a $15.2 million gain to other income, net on the Statements of Consolidated Earnings related to the Primary Fund of the Reserve Fund (the “Reserve Fund”). In fiscal 2009, the Company recorded an $18.3 million loss to other income, net on the Statements of Consolidated Earnings related to the Reserve Fund. Refer to Note 5 for additional information related to the Reserve Fund.

At September 30, 2009 and June 30, 2010, the Company concluded it had the intent to sell certain securities for which unrealized losses of $5.3 million and $9.1 million, respectively, were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. As such, the Company realized impairment losses of $14.4 million in other income, net on the Statements of Consolidated Earnings during fiscal 2010.

During fiscal years 2010, 2009 and 2008, the Company sold buildings and, as a result, recorded gains of $1.5 million, $2.2 million and $16.0 million, respectively, in other income, net, on the Statements of Consolidated Earnings. Additionally, during fiscal 2010, the Company reclassified assets related to one other building to Assets Held for Sale on the Consolidated Balance Sheets and recorded a loss of $3.8 million on the Statements of Consolidated Earnings. Refer to Note 9 for more information related to Assets Held for Sale.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. (“Broadridge”) pursuant to which the Company provides data center outsourcing services, which principally consist of information technology services and service delivery network services. As a result of the outsourcing agreement, the Company recognized income of $104.8 million and $103.5 million in fiscal 2010 and fiscal 2009, respectively, which is offset by expenses associated with providing such services of $102.6 million and $101.3 million, respectively, both of which were recorded in other income, net on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $8.9 million and $8.7 million on June 30, 2010 and 2009, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012. The Company is currently evaluating the impact on results of operations, if any, that this will have and does not currently anticipate this will have a material impact.

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

The Company acquired five businesses in fiscal 2010 for approximately $101.0 million, net of cash acquired. The purchase price for these acquisitions includes $3.7 million in accrued contingent payments expected to be paid in future periods. These acquisitions resulted in approximately $80.8 million of goodwill. Intangible assets acquired, which totaled approximately $33.5 million, consist of software, customer contracts and lists and trademarks that are being amortized over a weighted average life of 7 years. In addition, the Company made $2.6 million of contingent payments in fiscal 2010 relating to previously consummated acquisitions. As of June 30, 2010, the Company had contingent consideration remaining for all transactions of approximately $7.1 million.

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

The acquisitions discussed above for fiscal 2010, 2009 and 2008 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

NOTE 4. DIVESTITURES

On March 24, 2010, the Company completed its sale of the non-core Commercial Systems business (the “Commercial business”) for approximately $21.6 million in cash. The Commercial business was previously reported in the Dealer Services segment. In connection with the disposal of this business, the Company has classified the results of this business as discontinued operations for all periods presented. Additionally, in fiscal 2010, the Company reported a gain of $5.6 million, or $1.0 million after taxes, within earnings from discontinued operations on the Statements of Consolidated Earnings.

During fiscal 2010, the Company recorded net charges of $0.5 million within earnings from discontinued operations related to a change in estimated taxes on the divestitures of businesses of $0.8 million, partially offset by a change in professional fees incurred in connection with the divestitures of businesses of $0.3 million. During fiscal 2009, the Company recorded a net gain of $2.8 million, net of taxes, within earnings from discontinued operations related to a change in estimated taxes on the divestitures of business of $2.6 million and a change in professional fees incurred in connection with the divestitures of businesses of $0.2 million. During fiscal 2008, the Company recorded a net gain of $10.2 million, net of taxes, within earnings from discontinued operations related to a change in estimated taxes on the divestitures of businesses of $11.3 million, partially offset by professional fees incurred in connection with the divestitures of businesses of $1.1 million.

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

Operating results for all discontinued operations were as follows:

Years ended June 30,	2010	2009	2008
Revenues	$17.2	$28.7	$42.8

Earnings from discontinued operations before income taxes	5.2	4.6	8.6
Provision for income taxes	1.6	1.5	2.6

Net earnings from discontinued operations before gain
on disposal of discontinued operations	3.6	3.1	6.0

Gain on disposal of discontinued operations, net of
provision (benefit) for income taxes of $5.4, $(0.8) and
$23.2 for fiscal 2010, 2009 and 2008, respectively	0.5	4.4	74.0

Net earnings from discontinued operations	$4.1	$7.5	$80.0

There were no assets or liabilities of discontinued operations as of June 30, 2010. The following are the major classes of assets and liabilities related to discontinued operations as of June 30, 2009:

June 30,
2009
Assets:
Accounts receivable, net	$4.7
Other current assets	2.2
Property, plant and equipment, net	0.2
Intangible assets, net	1.4

Total	$8.5

Liabilities:
Accrued expenses and other liabilities	$0.9
Deferred revenues	6.8

Total	$7.7

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2010 and 2009 are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$5,091.1	$-	$-	$5,091.1
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,631.0	280.7	(0.2)	5,911.5
Corporate bonds	5,080.7	261.2	(9.0)	5,332.9
Asset-backed securities	923.5	45.3	-	968.8
Canadian government obligations and
Canadian government agency obligations	998.6	33.9	-	1,032.5
Other securities	2,172.3	100.0	(1.0)	2,271.3

Total available-for-sale securities	14,806.1	721.1	(10.2)	15,517.0

Total corporate investments and funds
held for clients	$19,897.2	$721.1	$(10.2)	$20,608.1

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$4,077.5	$-	$-	$4,077.5
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,273.0	268.3	(1.4)	5,539.9
Corporate bonds	4,647.6	135.9	(35.3)	4,748.2
Asset-backed securities	1,482.2	44.2	(4.7)	1,521.7
Canadian government obligations and
Canadian government agency obligations	929.2	41.4	(0.1)	970.5
Other securities	1,961.6	48.2	(59.9)	1,949.9

Total available-for-sale securities	14,293.6	538.0	(101.4)	14,730.2

Total corporate investments and funds
held for clients	$18,371.1	$538.0	$(101.4)	$18,807.7

At June 30, 2010, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) with fair values of $2,615.5 million, $1,136.1 million and $933.6 million, respectively. At June 30, 2009, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $1,906.4 million, $1,463.6 million and $1,352.5 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody’s and Standard and Poor’s and has maturities ranging from July 2010 through May 2020.

At June 30, 2010, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $548.6 million, $307.8 million and $112.4 million, respectively. At June 30, 2009, asset-backed securities include senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan, student loan and equipment lease receivables with fair values of $808.4 million, $384.2 million, $244.9 million, $49.8 million and $34.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2010.

At June 30, 2010, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $707.4 million, municipal bonds of $469.5 million, supranational bonds of $322.7 million, Canadian provincial bonds of $308.5 million, sovereign bonds of $181.8 million, corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $131.3 million and AAA rated mortgage-backed securities of $131.0 million that are guaranteed by Fannie Mae and Freddie Mac. At June 30, 2009, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $759.3 million, municipal bonds of $462.0 million, supranational bonds of $160.0 million, Canadian provincial bonds of $170.2 million, sovereign bonds of $51.8 million, corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $137.6 million and AAA rated mortgage-backed securities of $186.8 million that are guaranteed by Fannie Mae and Freddie Mac. The Company’s AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2010	2009
Corporate investments:
Cash and cash equivalents	$1,643.3	$2,265.3
Short-term marketable securities	27.9	30.8
Long-term marketable securities	104.3	92.4
Total corporate investments	$1,775.5	$2,388.5

Funds held for clients represent assets that, based upon the Company’s intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets. Funds held for clients have been invested in the following categories:

June 30,	2010	2009
Funds held for clients:
Restricted cash and cash equivalents held to
satisfy client funds obligations	$3,447.8	$1,812.2
Restricted short-term marketable securities held
to satisfy client funds obligations	2,768.7	2,564.6
Restricted long-term marketable securities held
to satisfy client funds obligations	12,616.1	12,042.4
Total funds held for clients	$18,832.6	$16,419.2

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $18,136.7 million and $15,992.6 million as of June 30, 2010 and 2009, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 85% of the available-for-sale securities held an AAA or AA rating at June 30, 2010, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at June 30, 2010.

The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services varies significantly during the fiscal year, and averaged approximately $15,194.5 million, $15,162.4 million and $15,654.3 million in fiscal 2010, 2009 and 2008, respectively.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2010 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$-	$28.0	$(0.2)	$6.5	$(0.2)	$34.5
Corporate bonds	(9.0)	210.5	-	-	(9.0)	210.5
Asset backed securities	-	2.4	-	-	-	2.4
Other securities	(1.0)	22.7	-	-	(1.0)	22.7

	$(10.0)	$263.6	$(0.2)	$6.5	$(10.2)	$270.1

Expected maturities of available-for-sale securities at June 30, 2010 are as follows:

Maturity Dates:
Due in one year or less	$2,796.6
Due after one year up to two years	3,268.0
Due after two years up to three years	3,346.7
Due after three years up to four years	1,795.9
Due after four years	4,309.8

Total available-for-sale securities	$15,517.0

The Company had an investment in a money market fund called the Reserve Fund. During the quarter ended September 30, 2008, the net asset value of the Reserve Fund decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. In fiscal 2009, the Company reclassified $211.1 million of its investment from cash and cash equivalents to short-term marketable securities on the Consolidated Balance Sheet due to the fact that these assets no longer met the definition of a cash equivalent. Additionally, the Company reflected the impact of such reclassification on the Statements of Consolidated Cash Flows for fiscal 2009 as reclassification from cash equivalents to short-term marketable securities. During fiscal 2009, the Company recorded an $18.3 million loss to other income, net, on the Statement of Consolidated Earnings to recognize its pro-rata share of the estimated losses of the Reserve Fund. During fiscal 2010, the Company had received distributions in excess of what was previously recognized in short-term marketable securities, net of previously recognized losses, in the amount of $15.2 million. As such, in fiscal 2010, the Company recorded a gain of $15.2 million to other income, net on the Statements of Consolidated Earnings.

At September 30, 2009 and June 30, 2010, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $5.3 million and $9.1 million, respectively, were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. As such, the Company realized impairment losses of $14.4 million in other income, net on the Statements of Consolidated Earnings in fiscal 2010.

For the securities in an unrealized loss position of $10.2 million at June 30, 2010, the Company concluded that it did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery. At June 30, 2010, the Company evaluated the unrealized losses of $10.2 million related to the debt securities in an unrealized loss position, for which the Company did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery, in order to determine whether such losses were due to credit losses. The securities with unrealized losses of $10.2 million were primarily comprised of corporate bonds. The Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis. At June 30, 2010, the Company concluded that unrealized losses on available-for-sale securities held at June 30, 2010 were not credit losses and were attributable to other factors, including changes in interest rates. As a result, the Company concluded that the $10.2 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at June 30, 2010.

NOTE 6. FAIR VALUE MEASUREMENTS

On July 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures” for assets and liabilities recognized or disclosed at fair value on a recurring basis. On July 1, 2009, the Company adopted ASC 820-10 for non-financial assets that are recognized or disclosed on a non-recurring basis. The guidance in ASC 820-10 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes market or observable inputs as the preferred source of fair value, followed by assumptions based on hypothetical transactions in the absence of market inputs.

In January 2010, the Company adopted ASU 2010-6. The guidance in ASU 2010-6 amends the disclosure requirements in ASC 820.10 and requires new disclosures regarding transfers in and out of Level 1 and 2 asset categories as well as more detailed information for the Level 3 reconciliation of activity, if required. Since we adopted ASC 820.10, we have not had any transfers in or out of Level 1 or Level 2, nor have we had any Level 3 assets or liabilities. ASU 2010-6 also clarifies existing disclosure requirements regarding the level of disaggregation expected, valuation techniques and inputs to fair value measurements.

The valuation techniques required by ASC 820-10 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described below with Level 1 having the highest priority and Level 3 having the lowest priority.

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

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2010. Included in the table are available-for-sale securities within corporate investments of $132.2 million and funds held for clients of $15,384.8 million. Refer to Note 5 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$-	$5,911.4	$-	$5,911.4
Corporate bonds	-	5,332.9	-	5,332.9
Asset-backed securities	-	968.9	-	968.9
Canadian government obligations and			-
Canadian government agency obligations	-	1,032.5	-	1,032.5
Other securities	8.0	2,263.3	-	2,271.3
Total available-for-sale securities	$8.0	$15,509.0	$-	$15,517.0

NOTE 7. RECEIVABLES

The Company’s receivables include notes receivable for the financing of the sale of computer systems, most of which are due from automotive, truck and powersports dealers. These notes receivable are reflected on the Consolidated Balance Sheets as follows:

June 30,	2010		2009
	Current	Long-term	Current	Long-term
Receivables	$110.3	$155.0	$136.8	$193.4
Less:
Allowance for doubtful accounts	(9.4)	(16.1)	(9.9)	(18.0)
Unearned income	(9.9)	(9.5)	(13.3)	(12.8)

	$91.0	$129.4	$113.6	$162.6

Long-term receivables at June 30, 2010 mature as follows:

2012	$70.0
2013	48.7
2014	27.5
2015	8.5
2016	0.3

$155.0

Accounts receivable, net is recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $49.0 million and $47.8 million at June 30, 2010 and 2009, respectively. Long-term receivables, net represent our notes receivable that are recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $16.1 million and $18.0 million at June 30, 2010 and 2009, respectively, and unearned income of $9.5 million and $12.8 million at June 30, 2010 and 2009, respectively, and represents the excess of the gross receivables over the sales price of the computer systems financed. The unearned income is amortized using the effective interest method. The carrying value of notes receivable approximates fair value.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2010 and 2009 are as follows:

June 30,	2010	2009
Property, plant and equipment:
Land and buildings	$700.1	$721.1
Data processing equipment	731.3	770.2
Furniture, leaseholds and other	397.4	417.6

	1,828.8	1,908.9

Less: accumulated depreciation	(1,155.0)	(1,174.6)

Property, plant and equipment, net	$673.8	$734.3

Depreciation of property, plant and equipment was $152.6 million, $155.8 million and $166.3 million for fiscal 2010, 2009 and 2008, respectively.

NOTE 9. ASSETS HELD FOR SALE

During fiscal 2009, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. The Company sold two of the buildings as of June 30, 2010. Additionally, during fiscal 2010, the Company reclassified assets related to one other building as assets held for sale on the Consolidated Balance Sheets. At June 30, 2010, the Company had $11.8 million classified as assets held for sale on the Consolidated Balance Sheets. During July 2010, the Company completed the sale of the two buildings previously classified as assets held for sale at June 30, 2010.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2010 and 2009 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total
Balance as of June 30, 2008	$1,615.7	$4.8	$806.2	$2,426.7
Additions and other adjustments, net	4.5	-	67.0	71.5
Currency translation adjustments	(53.2)	-	(69.5)	(122.7)
Balance as of June 30, 2009	$1,567.0	$4.8	$803.7	$2,375.5
Additions and other adjustments, net	80.6	-	1.4	82.0
Adjustments for discontinued operations	-	-	(15.0)	(15.0)
Currency translation adjustments	(36.3)	-	(22.9)	(59.2)
Balance as of June 30, 2010	$1,611.3	$4.8	$767.2	$2,383.3

In fiscal 2010, 2009 and 2008, the Company performed the required annual impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

June 30,	2010	2009
Intangibles:
Software and software licenses	$1,160.0	$1,085.0
Customer contracts and lists	640.3	621.9
Other intangibles	209.5	197.3
	2,009.8	1,904.2

Less accumulated amortization:
Software and software licenses	(946.0)	(858.5)
Customer contracts and lists	(375.6)	(328.6)
Other intangibles	(145.8)	(138.4)
	(1,467.4)	(1,325.5)

Intangible assets, net	$542.4	$578.7

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (3 years for software and software licenses, 8 years for customer contracts and lists, and 7 years for other intangibles). Amortization of intangible assets was $156.6 million, $151.9 million and $152.0 million for fiscal 2010, 2009 and 2008, respectively.

Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

Twelve months ending June 30, 2011	$157.2
Twelve months ending June 30, 2012	$126.5
Twelve months ending June 30, 2013	$65.5
Twelve months ending June 30, 2014	$50.6
Twelve months ending June 30, 2015	$39.2

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during fiscal 2010.

NOTE 11. SHORT-TERM FINANCING

In June 2010, the Company entered into a $2.5 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced the Company’s prior $2.25 billion 364-day facility. In addition, the Company entered into a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The three-year facility replaced our prior $1.5 billion five-year facility, which expired in June 2010. The Company also has an existing $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2010 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.0 billion in aggregate maturity value of commercial paper. In August 2010, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $6.25 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2010, the Company had no commercial paper outstanding. At June 30, 2009, the Company had $0.7 billion in commercial paper outstanding. Such amount was repaid on July 1, 2009. In fiscal 2010 and 2009, the Company’s average borrowings were $1.6 billion and $1.9 billion, respectively, at a weighted average interest rate of 0.2% and 1.0%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2010 and 2009 was less than two days for both fiscal years.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements. These agreements are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. The Company has $2 billion available to it on a committed basis under these reverse repurchase agreements. At June 30, 2010 and 2009, there were no outstanding obligations under reverse repurchase agreements. In fiscal 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $425.0 million and $425.9 million, respectively, at weighted average interest rates of 0.2% and 1.3%, respectively.

NOTE 12. DEBT

Components of long-term debt are as follows:

June 30,	2010	2009
Industrial revenue bonds
(with variable interest rates from 0.4% to 1.1%)	$25.4	$26.5
Secured financing	17.2	19.0
Other	-	-

	42.6	45.5
Less: current portion	(2.8)	(2.8)

	$39.8	$42.7

During fiscal 2008, the Company entered into a secured financing agreement, whereby the Company borrowed $21.1 million from a third party in exchange for a security interest in a single client’s unbilled accounts receivable, which is billable over a ten-year period. The Company will continue to collect amounts due from the client as they are billed. The security interest in the receivables retained by the third party is without recourse against the Company in the event that the client does not make the appropriate payments to the Company. As of June 30, 2010, the Company has recorded approximately $2.8 million within accrued expenses and other current liabilities and approximately $14.4 million within long-term debt on the Company’s Consolidated Balance Sheets related to the secured financing arrangement.

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Long-term debt repayments at June 30, 2010 are due as follows:

2012	$1.7
2013	17.1
2014	1.8
2015	1.8
2016	1.8
Thereafter	15.6

$39.8

Cash payments relating to interest on long-term debt and the short-term financing arrangements described in Note 11 were approximately $8.9 million, $40.1 million, and $82.1 million in fiscal 2010, 2009 and 2008, respectively.

NOTE 13. FOREIGN CURRENCY RISK MANAGEMENT PROGRAMS

The Company is exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position or cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes.

During fiscal 2010, the Company was exposed to foreign exchange fluctuations on U.S. Dollar denominated short-term intercompany amounts payable by a Canadian subsidiary to a U.S. subsidiary of the Company in the amount of $178.6 million U.S. Dollars. In order to manage the exposure related to the foreign exchange fluctuations between the Canadian Dollar and the U.S. Dollar, the Canadian subsidiary entered into a foreign exchange forward contract, which obligated the Canadian subsidiary to buy $178.6 million U.S. dollars at a rate of 1.15 Canadian Dollars to each U.S. Dollar on December 1, 2009. Upon settlement of such contract on December 1, 2009, an additional foreign exchange forward contract was entered into that obligated the Canadian subsidiary to buy $29.4 million U.S. Dollars at a rate of 1.06 Canadian dollars to each U.S. Dollar on February 26, 2010. The net loss on the foreign exchange forward contracts of $15.8 million for the twelve months ended June 30, 2010 was recognized in earnings in fiscal 2010 and substantially offset the foreign currency mark-to-market gains and losses on the related short-term intercompany amounts payable. The short-term intercompany amounts payable were fully paid by the Canadian subsidiary to the U.S. subsidiary by February 2010.

There were no derivative financial instruments outstanding at June 30, 2010, 2009 or 2008.

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

  Employee Stock Purchase Plan.
  Prior to January 1, 2009, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering was determined. No further compensation expense related to this stock purchase plan was recorded after completion of the vesting period of the final offering under such plan on December 31, 2009.

  Subsequent to June 30, 2009, the Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company’s common stock on the last day of the offering period. This plan has been deemed non-compensatory and therefore, no compensation expense has been recorded.
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

  Performance-Based Restricted Stock. The performance-based restricted stock programs have either a one-year or two-year performance period, and a subsequent six-month service period. Under these programs, the Company communicates “target awards” to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the “target awards” during the performance period. After the performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program. The performance target is based on EPS growth over the performance period, with possible payouts ranging from 0% to 125% of the “target awards”. Stock-based compensation expense is measured based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting terms of approximately 18 months and 30 months, for the one-year and two-year plans, respectively, based upon the probability the performance target will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $67.6 million, $96.0 million and $123.6 million was recognized in earnings from continuing operations in fiscal 2010, 2009 and 2008, respectively, as well as related tax benefits of $22.3 million, $27.6 million and $37.0 million, respectively.

Years ended June 30,	2010	2009	2008
Operating expenses	$11.7	$20.6	$25.4
Selling, general and administrative expenses	45.9	60.4	76.7
System development and programming costs	10.0	15.0	21.5
Total pretax stock-based compensation expense	$67.6	$96.0	$123.6

As of June 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $14.4 million and $37.6 million, respectively, which will both be amortized over the weighted average remaining requisite service periods of 1.6 years.

In fiscal 2010, the following activity occurred under our existing plans:

Stock Options:

	Number of Options			Weighted Average Price
	(in thousands)			(in dollars)
Years ended June 30,	2010	2009	2008	2010	2009	2008
Options outstanding,
beginning of year	45,320	49,127	53,786	$41	$41	$40
Options granted	1,265	1,390	2,047	$40	$39	$41
Options exercised	(6,154)	(2,502)	(5,068)	$37	$36	$34
Options canceled	(5,431)	(2,695)	(1,638)	$44	$41	$43
Options outstanding, end of year	35,000	45,320	49,127	$41	$41	$41

Options exercisable, end of year	29,781	37,318	36,653	$41	$41	$41
Shares available for future grants,
end of year	28,270	24,104	22,799
Shares reserved for issuance under
stock option plans, end of year	63,270	69,424	71,926

Performance-Based Restricted Stock:

	Number of Shares
	(in thousands)
Years ended June 30,	2010	2009	2008
Restricted shares outstanding,
beginning of year	2,632	2,928	1,711
Restricted shares granted	1,129	1,850	1,487
Restricted shares vested	(1,327)	(1,988)	(122)
Restricted shares forfeited (a)	(1,322)	(158)	(148)
Restricted shares outstanding, end of year	1,112	2,632	2,928

(a)	Shares forfeited for the year ended June 30, 2010 includes 1.1 million shares that were forfeited in fiscal 2010 due to performance targets not being met.

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2010 was $52.9 million and $50.2 million, respectively, and the aggregate intrinsic value for stock options exercised in fiscal 2010 was $29.1 million.

Summarized information about stock options outstanding as of June 30, 2010 is as follows:

	Outstanding			Exercisable
			Weighted			Weighted
Exercise	Number	Remaining	Average	Number	Remaining	Average
Price	of Options	Life	Price	of Options	Life	Price
Range	(in thousands)	(in years)	(in dollars)	(in thousands)	(in years)	(in dollars)
Under $25	-	-	$-	-	-	$-
$25 to $35	2,370	2.6	$31	2,370	2.6	$31
$35 to $45	26,130	4.6	$40	21,232	3.9	$40
$45 to $55	6,500	1.4	$50	6,179	1.1	$50
	35,000	3.9	$41	29,781	3.3	$41

In fiscal 2010, the Company issued 1.4 million shares in connection with the final compensatory employee stock purchase plan offering that vested on December 31, 2009.

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

Years ended June 30,	2010	2009	2008
Risk-free interest rate	2.3% - 2.6%	1.8% - 3.1%	2.8% - 4.6%
Dividend yield	3.2% - 3.4%	2.6% - 3.5%	1.7% - 2.7%
Weighted average volatility factor	25.9% - 30.4%	25.3% - 31.3%	22.8% - 25.6%
Weighted average expected life (in years)	5.0 - 5.1	5.0	5.0

The weighted average fair values of stock plan issuances were as follows (in dollars):

Years ended June 30,	2010	2009	2008
Stock options	$7.05	$7.54	$8.31
Stock purchase plan	$-	$-	$11.99
Performance-based restricted stock	$41.95	$39.04	$44.61

B. Pension Plans. The Company has a defined benefit cash balance pension plan covering substantially all U.S. employees, under which employees are credited with a percentage of base pay plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested on completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles. In addition, the Company has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation.

A June 30 measurement date was used in determining the Company’s benefit obligations and fair value of plan assets.

ASC 715-10 requires a company to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur in accumulated other comprehensive income (loss).

The Company’s pension plans funded status as of June 30, 2010 and 2009 is as follows:

June 30,	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$787.0	$952.2
Actual return on plan assets	117.6	(144.3)
Employer contributions	112.3	6.3
Benefits paid	(35.2)	(27.2)

Fair value of plan assets at end of year	$981.7	$787.0

Change in benefit obligation:
Benefit obligation at beginning of year	$894.9	$842.8
Service cost	47.6	46.2
Interest cost	59.1	56.7
Actuarial and other gains	121.5	(23.6)
Benefits paid	(35.2)	(27.2)

Projected benefit obligation at end of year	$1,087.9	$894.9

Funded status - plan assets less benefit obligations	$(106.2)	$(107.9)

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2010 and 2009 consisted of:

June 30,	2010	2009
Noncurrent assets	$-	$1.0
Current liabilities	(3.9)	(4.4)
Noncurrent liabilities	(102.3)	(104.5)
Net amount recognized	$(106.2)	$(107.9)

The accumulated benefit obligation for all defined benefit pension plans was $1,078.5 million and $887.4 million at June 30, 2010 and 2009, respectively.

The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2010 and 2009 had the following projected benefit obligation, accumulated benefit obligation and fair value of plan assets:

June 30,	2010	2009
Projected benefit obligation	$1,054.4	$870.8
Accumulated benefit obligation	$1,048.3	$865.7
Fair value of plan assets	$951.0	$762.0

The components of net pension expense were as follows:

Years ended June 30,	2010	2009	2008
Service cost - benefits earned
during the period	$47.6	$46.2	$46.1
Interest cost on projected benefits	59.1	56.7	50.7
Expected return on plan assets	(76.5)	(70.3)	(67.2)
Net amortization and deferral	4.5	1.2	10.4

	$34.7	$33.8	$40.0

The net actuarial and other loss, transition obligation and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income and that have not yet been recognized as components of net periodic benefit cost are $410.0 million, $1.1 million and $7.6 million, respectively, at June 30, 2010. The estimated net actuarial and other loss, transition obligation and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $19.4 million, $0.2 million and $0.4 million, respectively, at June 30, 2010.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2010	2009
Discount rate	5.25%	6.80%
Increase in compensation levels	5.50%	5.50%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2010	2009	2008
Discount rate	6.80%	6.95%	6.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	5.50%	5.50%	5.50%

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

Plan Assets
The Company’s pension plans’ asset allocations at June 30, 2010 and 2009 by asset category were as follows:

	2010	2009
United States Fixed Income Securities	37%	37%
United States Equity Securities	42%	47%
International Securities	21%	16%

Total	100%	100%

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

Plan investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Plan investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Plan has no Level 3 investments at June 30, 2010.

The following table presents the investments of the pension plans measured at fair value at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Comingled trusts	$-	$357.1	$-	$357.1
U.S. Government securities	-	191.3	-	191.3
Mutual funds	252.1	-	-	252.1
Corporate and municipal bonds	-	160.1	-	160.1
Mortgage-backed security bonds	-	0.7	-	0.7
Total pension assets	$252.1	$709.2	$-	$961.3

In addition to the investments of the pension plans of $961.3 million in the above table, the Company held cash and cash equivalents of the pension plans of $20.4 million as of June 30, 2010.

Contributions

During July 2010, the Company contributed $150.0 million to the pension plans. In addition to this contribution, the Company expects to contribute approximately $7.6 million to the pension plans during fiscal 2011.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2011 to 2015 are $55.0 million, $55.5 million, $62.2 million, $67.7 million and $75.3 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2016 to 2020 are $509.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligation at June 30, 2010 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 35% of their compensation annually and allows highly compensated employees to contribute up to 10% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $55.8 million, $52.1 million, and $49.0 million for calendar years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 15. INCOME TAXES

Earnings (loss) from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2010	2009	2008
Earnings (loss) from continuing operations before income taxes:
United States	$1,638.0	$1,908.6	$1,618.6
Foreign	225.2	(8.5)	184.8

	$1,863.2	$1,900.1	$1,803.4

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2010	2009	2008
Current:
Federal	$401.3	$708.9	$632.3
Foreign	104.4	(121.2)	76.6
State	54.1	35.2	31.5

Total current	559.8	622.9	740.4

Deferred:
Federal	106.8	(63.3)	(75.7)
Foreign	(15.1)	26.2	(10.8)
State	4.4	(10.8)	(6.2)

Total deferred	96.1	(47.9)	(92.7)

Total provision for income taxes	$655.9	$575.0	$647.7

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2010	%	2009	%	2008	%
Provision for taxes at U.S.
statutory rate	$652.1	35.0	$665.0	35.0	$631.2	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax	34.5	1.9	37.8	2.0	28.8	1.6
Non-deductible stock-based
compensation expense	2.6	0.1	5.5	0.3	5.5	0.3
Tax on repatriated earnings and foreign income	15.1	0.8	43.0	2.2	-	-
Utilization of foreign tax credits	(14.9)	(0.8)	(46.6)	(2.4)	-	-
Tax settlements	-	-	(120.0)	(6.3)	(12.4)	(0.7)
Resolution of tax matters	(12.2)	(0.7)	(2.8)	(0.1)	(3.4)	(0.2)
Section 199 - Qualified Production Activities	(11.8)	(0.6)	(6.9)	(0.4)	(5.6)	(0.3)
Other	(9.5)	(0.5)	-	-	3.6	0.2

	$655.9	35.2	$575.0	30.3	$647.7	35.9

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2010	2009
Deferred tax assets:
Accrued expenses not currently deductible	$227.4	$270.6
Stock-based compensation expense	100.9	123.1
Accrued retirement benefits	-	41.7
Net operating losses	80.8	53.0
Other	3.0	6.1

	412.1	494.5
Less: valuation allowances	(61.9)	(51.7)

Deferred tax assets, net	$350.2	$442.8

Deferred tax liabilities:
Prepaid retirement benefits	$19.4	$-
Deferred revenue	80.8	105.3
Fixed and intangible assets	176.3	185.7
Prepaid expenses	46.9	40.2
Unrealized investment gains, net	249.0	154.6
Tax on unrepatriated earnings	12.3	30.4
Other	-	4.1

Deferred tax liabilities	$584.7	$520.3

Net deferred tax liabilities	$234.5	$77.5

There are $35.4 million and $157.4 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2010 and 2009, respectively. There are $84.5 million and $44.1 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2010 and 2009, respectively. There are $48.1 million and $23.0 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2010 and 2009, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $938.7 million as of June 30, 2010, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income and, as a result, the amount of withholding tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $107.2 million as of June 30, 2010, of which $26.2 million expires in 2011 through 2030 and $81.0 million has an indefinite utilization period. In addition, the Company has estimated Federal net operating loss carry-forwards of acquired companies of approximately $17.0 million as of June 30, 2010, which expire in 2011 through 2027. There is an annual limitation pursuant to Internal Revenue Code section 382 on the utilization of the Federal net operating loss carry-forwards of approximately $8.8 million per year. The Company has estimated state net operating loss carry-forwards of approximately $213.9 million as of June 30, 2010, which expire in 2011 through 2029.

The Company has recorded valuation allowances of $61.9 million and $51.7 million at June 30, 2010 and 2009, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized. A portion of the valuation allowance in the amount of approximately $2.9 million at June 30, 2009 relates to net deferred tax assets, which were recorded in purchase accounting as a reduction to goodwill. A portion of the valuation allowance in the amount of $4.3 million at June 30, 2010 relates to net deferred tax assets, which were recorded to our provision for income taxes on the Statements of Consolidated Earnings.

Income tax payments were approximately $693.4 million, $719.1 million, and $755.7 million for fiscal 2010, 2009 and 2008, respectively.

As of June 30, 2010 and 2009, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $107.2 million and $92.8 million, respectively. The amount that, if recognized, would impact the effective tax rate is $52.8 million and $42.0 million, respectively. The remainder, if recognized, would principally affect deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefits at July 1, 2007	$350.2
Additions for tax positions of the fiscal year ended June 30, 2008	23.6
Reductions for tax positions of the fiscal year ended June 30, 2008	-
Additions for tax positions of periods prior to the fiscal year ended June 30, 2008	43.2
Reductions for tax positions of periods prior to the fiscal year ended June 30, 2008	(11.5)
Settlements with tax authorities	(1.1)
Expiration of the statute of limitations	(4.0)
Impact of foreign exchange rate fluctuations	3.8
Unrecognized tax benefits at June 30, 2008	$404.2

Unrecognized tax benefits at July 1, 2008	$404.2
Additions for tax positions of the fiscal year ended June 30, 2009	19.0
Reductions for tax positions of the fiscal year ended June 30, 2009	(6.4)
Additions for tax positions of periods prior to the fiscal year ended June 30, 2009	111.4
Reductions for tax positions of periods prior to the fiscal year ended June 30, 2009	(207.7)
Settlements with tax authorities	(216.9)
Expiration of the statute of limitations	(3.5)
Impact of foreign exchange rate fluctuations	(7.3)
Unrecognized tax benefits at June 30, 2009	$92.8

Unrecognized tax benefits at July 1, 2009	$92.8
Additions for tax positions of the fiscal year ended June 30, 2010	13.3
Reductions for tax positions of the fiscal year ended June 30, 2010	(2.1)
Additions for tax positions of periods prior to the fiscal year ended June 30, 2010	29.6
Reductions for tax positions of periods prior to the fiscal year ended June 30, 2010	(1.0)
Settlements with tax authorities	(5.0)
Expiration of the statute of limitations	(20.3)
Impact of foreign exchange rate fluctuations	(0.1)
Unrecognized tax benefits at June 30, 2010	$107.2

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years ended June 30, 2010, 2009 and 2008, the Company recorded interest expense of $4.0 million, $15.5 million and $18.4 million, respectively. At June 30, 2010, the Company had accrued interest of $15.3 million recorded on the Consolidated Balance Sheets, of which $0.2 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2009, the Company had accrued interest of $29.4 million recorded on the Consolidated Balance Sheets, all of which was recorded within other liabilities. At June 30, 2010, the Company had accrued penalties of $1.1 million recorded on the Consolidated Balance Sheets, all of which was recorded within other liabilities. At June 30, 2009, the Company had accrued penalties of $0.5 million recorded on the Consolidated Balance Sheets, all of which was recorded within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations, such as California, Illinois, Minnesota and New Jersey. The tax years currently under examination vary by jurisdiction. Such examinations currently in progress are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2009 – 2010
California	2004 - 2005
Illinois	2004 - 2005
Minnesota	1998 - 2004
New Jersey	2002 - 2006
Province of Alberta	2007

Canada has substantially completed its joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007.

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $10.0 million in the next twelve months. We do not expect any cash payments related to unrecognized tax benefits in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

In January 2010, the Company reached an agreement with the IRS regarding all outstanding tax audit issues in dispute for the tax years 2007 and 2008, which did not have a material impact to the effective tax rate.

In June 2009, the Company reached an agreement with the IRS regarding all outstanding tax audit issues with the IRS in dispute for the tax years 1998 through 2006. As a result, the Company owed the IRS and other tax jurisdictions $217.5 million, which was satisfied by applying $113.2 million of funds on deposit and making cash payments of $103.0 million in fiscal 2010. The impact of this agreement was offset by a receivable of $168.1 million from the IRS and other tax jurisdictions, of which $152.3 million was received in fiscal 2010. The remaining balances are expected to be settled in fiscal 2011. In fiscal 2009, the Company had previously recorded a liability for unrecognized tax benefits of $317.6 million and recorded a benefit to the provision for income taxes of $99.7 million. Additionally, in fiscal 2009, the Company included a cumulative adjustment between domestic and foreign earnings as a result of the audit settlement described above and a related agreement with a foreign tax authority, and as a result, included a foreign tax benefit of $119.7 million in its income tax provision.

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

During fiscal 2008, the Company recorded a tax-basis adjustment to capital in excess of par value on the Statements of Consolidated Stockholders’ Equity, which was related to a business that the Company acquired in May 1999 that was accounted for by the Company as a pooling of interests.

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $175.4 million, $194.2 million, and $170.4 million in fiscal 2010, 2009 and 2008, respectively, with minimum commitments at June 30, 2010 as follows:

Years ending June 30,
2011	$143.9
2012	101.6
2013	68.3
2014	45.7
2015	33.3
Thereafter	30.5
$423.3

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2010, the Company has purchase commitments of approximately $710.0 million relating to software and equipment purchases and maintenance contracts, of which $262.6 million relates to the fiscal year ending June 30, 2011, $158.3 million relates to the fiscal year ending June 30, 2012 and the remaining $289.1 million relates to fiscal years ending June 30, 2013 through fiscal 2015.

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

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. Other comprehensive income (loss) was $53.5 million, $(120.2) million, and $309.6 million in fiscal 2010, 2009 and 2008, respectively. The accumulated balances reported in accumulated other comprehensive income on the Consolidated Balance Sheets for each component of other comprehensive income (loss) are as follows:

June 30,	2010	2009	2008
Currency translation adjustments	$16.4	$92.5	$284.6
Unrealized net gain on available-for-sale
securities, net of tax	457.8	282.4	91.3
Pension liability adjustment, net of tax	(264.7)	(218.9)	(99.7)
Accumulated other comprehensive income	$209.5	$156.0	$276.2

NOTE 18. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The fiscal 2009 and 2008 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2010 budgeted foreign exchange rates. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to our reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation. Reportable segments’ assets include funds held for clients, but exclude corporate cash, corporate marketable securities and goodwill.

					Reconciling Items
						Client	Cost of
	Employer	PEO	Dealer		Foreign	Fund	Capital
	Services	Services	Services	Other	Exchange	Interest	Charge	Total
Year ended June 30, 2010
Revenues from continuing operations	$6,442.6	$1,316.8	$1,229.4	$16.4	$59.2	$(136.7)	$-	$8,927.7
Earnings from continuing
operations before income taxes	1,722.4	126.6	201.0	(167.8)	10.3	(136.7)	107.4	1,863.2
Assets from continuing operations	20,560.5	160.8	517.7	5,623.2	-	-	-	26,862.2
Capital expenditures
for continuing operations	42.5	0.3	24.0	23.4	-	-	-	90.2
Depreciation and amortization	217.7	1.3	82.4	115.2	-	-	(107.4)	309.2	(a)

Year ended June 30, 2009
Revenues from continuing operations	$6,438.9	$1,185.8	$1,267.9	$19.4	$(7.3)	$(66.3)	$-	$8,838.4
Earnings from continuing
operations before income taxes	1,758.7	117.6	214.3	(233.5)	2.5	(66.3)	106.8	1,900.1
Assets from continuing operations	18,318.2	104.0	591.4	6,338.1	-	-	-	25,351.7
Capital expenditures
for continuing operations	47.4	0.2	27.0	93.0	-	-	-	167.6
Depreciation and amortization	213.9	1.3	82.5	116.8	-	-	(106.8)	307.7	(a)

Year ended June 30, 2008
Revenues from continuing operations	$6,227.8	$1,060.5	$1,301.8	$4.9	$153.8	$(15.1)	$-	$8,733.7
Earnings from continuing
operations before income taxes	1,606.7	102.0	220.1	(245.4)	25.7	(15.1)	109.4	1,803.4
Assets from continuing operations	18,197.8	45.3	658.2	4,833.1	-	-	-	23,734.4
Capital expenditures
for continuing operations	87.4	1.0	38.0	59.9	-	-	-	186.3
Depreciation and amortization	251.0	1.5	86.8	88.4	-	-	(109.4)	318.3	(a)

(a)	Includes $70.6 million, $70.3 million and $80.6 million for the years ended June 30, 2010, 2009 and 2008, respectively, of depreciation and amortization that does not relate to our services and products.

Revenues and assets from continuing operations by geographic area are as follows:

	United
	States	Europe	Canada	Other	Total
Year ended June 30, 2010
Revenues from continuing operations	$7,195.0	$1,089.8	$383.4	$259.5	$8,927.7
Assets from continuing operations	$22,401.1	$1,576.8	$2,558.5	$325.8	$26,862.2

Year ended June 30, 2009
Revenues from continuing operations	$7,222.8	$1,051.6	$343.4	$220.6	$8,838.4
Assets from continuing operations	$21,577.8	$1,621.8	$1,851.8	$300.3	$25,351.7

Year ended June 30, 2008
Revenues from continuing operations	$7,072.7	$1,080.8	$388.7	$191.5	$8,733.7
Assets from continuing operations	$19,813.4	$1,951.3	$1,668.7	$301.0	$23,734.4

NOTE 19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our continuing operations for the two fiscal years ended June 30, 2010 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended June 30, 2010

Revenues	$2,096.1	$2,198.0	$2,443.2	$2,190.3
Costs of revenues	$1,189.5	$1,227.2	$1,330.7	$1,282.2
Gross profit	$906.6	$970.8	$1,112.5	$908.1
Net earnings from continuing operations	$282.9	$315.0	$401.6	$207.6
Basic earnings per share from
continuing operations	$0.56	$0.63	$0.80	$0.42
Diluted earnings per share from
continuing operations	$0.56	$0.62	$0.79	$0.42

Year ended June 30, 2009

Revenues	$2,173.1	$2,195.8	$2,368.7	$2,100.8
Costs of revenues	$1,231.5	$1,183.3	$1,214.7	$1,193.0
Gross profit	$941.6	$1,012.5	$1,154.0	$907.8
Net earnings from continuing operations	$276.8	$298.9	$402.1	$347.4
Basic earnings per share from
continuing operations	$0.55	$0.59	$0.80	$0.69
Diluted earnings per share from
continuing operations	$0.54	$0.59	$0.80	$0.69

NOTE 20. SUBSEQUENT EVENT (UNAUDITED)

With the exception of those listed in Notes 9, 11 and 14 and those listed below, there are no further subsequent events for disclosure.

Subsequent to June 30, 2010, the Company acquired three businesses for approximately $500 million. The Company is currently evaluating the opening balance sheets for these businesses. These acquisitions are not expected to be material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of ADP’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the report of Deloitte & Touche LLP that appears on page 70 of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

     It is the responsibility of Automatic Data Processing, Inc.’s (“ADP”) management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is designed to provide reasonable assurance to ADP’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

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

     Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2010 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2010.

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
August 25, 2010

Changes in Internal Control over Financial Reporting

     There were no changes in ADP’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, ADP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

     We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2010 of the Company and our report dated August 25, 2010, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 25, 2010

Item 9B. Other Information

     None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

     The executive officers of the Company, their ages, positions and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	57	President, Dealer Services	1975
Michael A. Bonarti	45	Vice President, General Counsel and Secretary	1997
Gary C. Butler	63	President and Chief Executive Officer	1975
Benito Cachinero	52	Vice President, Human Resources	2007
Michael L. Capone	43	Vice President and Chief Information Officer	1988
Michael C. Eberhard	48	Vice President and Treasurer	1998
Edward B. Flynn, III	50	Vice President, Employer Services–Sales	1988
Regina R. Lee	53	President, Employer Services– Small Business	1982
		Services and Major Account Services
Anish Rajparia	39	President, Employer Services—International	2002
Christopher R. Reidy	53	Chief Financial Officer	2006
Carlos A. Rodriguez	46	President, Employer Services– National Account	1999
		Services and Employer Services–International
Alan Sheiness	52	Corporate Controller and Principal Accounting Officer	1984
Jan Siegmund	46	President, Added Value Services and	1999
		Chief Strategy Officer

     Messrs. Anenen and Butler have each been employed by ADP in senior executive positions for more than the past five years.

     Michael A. Bonarti joined ADP in 1997. Prior to his promotion to Vice President, General Counsel and Secretary in June 2010, he served as Staff Vice President and Associate General Counsel from November 2007 to June 2010, as Associate General Counsel from January 2007 to November 2007 and as Assistant General Counsel from 2002 to January 2007.

     Benito Cachinero joined ADP in 2007 as Vice President, Human Resources. Prior to joining ADP, he was Vice President, Human Resources for the Medical Devices & Diagnostics Group of Johnson & Johnson from 2004 to 2007.

     Michael L. Capone joined ADP in 1988. Prior to his promotion to Vice President and Chief Information Officer in 2008, he served as Senior Vice President and General Manager of GlobalView from 2005 to 2008, and as Vice President, Corporate Information Systems from 1999 to 2005.

     Michael C. Eberhard joined ADP in 1998. Prior to his promotion to Vice President and Treasurer in 2009, he served as Staff Vice President and Assistant Treasurer from 2007 to 2009 and as Vice President, Corporate Treasury from 2004 to 2007.

     Edward B. Flynn, III joined ADP in 1988. Prior to his promotion to Vice President, Employer Services–Sales in 2009, he served as President, Employer Services – International from 2008 to 2009 and as Senior Vice President of Sales for Employer Services, International, from 2004 to 2008.

     Regina R. Lee joined ADP in 1982. Prior to her promotion to President, Employer Services – Small Business Services and Major Account Services in 2010, she served as President, Employer Services – National Account Services and Employer Services – International from 2008 to 2010, as President, National Account Services, Employer Services from 2005 to 2008, and as President, Small Business Services, Employer Services from 2004 to 2005.

     Anish Rajparia joined ADP in 2002. Prior to his promotion to President, Employer Services – International in 2009, he served as President, Employer Services – Europe from 2006 to 2009, and as General Manager, Retirement Services, from 2004 to 2006.

     Christopher R. Reidy joined ADP in 2006 as Vice President and Chief Financial Officer. Prior to joining ADP, he was Vice President, Controller and Chief Accounting Officer of the AT&T Corporation from 2003 to 2006.

     Carlos A. Rodriguez joined ADP in 1999. Prior to his promotion in 2010 to President, Employer Services – National Account Services and Employer Services – International, he served as President, Small Business Services, Employer Services, from 2007 to 2010 and as President of TotalSource, Employer Services from 2000 to 2007.

     Alan Sheiness joined ADP in 1984. Prior to his promotion to Corporate Controller and Principal Accounting Officer in 2007, he served as President, Small Business Services, Employer Services, from 2006 to 2007, and as Chief Financial Officer, Employer Services, from 2004 to 2005.

     Jan Siegmund joined ADP in 1999. Prior to his promotion to President, Added Value Services and Chief Strategy Officer in 2009, he served as President, Added Value Services from 2007 to 2009 and as Vice President, Strategic Development from 2004 to 2007.

     Each of ADP’s executive officers is appointed for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors

     See “Election of Directors” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Audit Committee

     See “Audit Committee Report” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See “Compensation of Executive Officers” and “Election of Directors – Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Election of Directors – Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors – Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     See “Election of Directors – Corporate Governance” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     See “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

     (a) Financial Statements and Financial Statement Schedules

     1. Financial Statements

     The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:

     Report of Independent Registered Public Accounting Firm

     Statements of Consolidated Earnings - years ended June 30, 2010, 2009 and 2008

     Consolidated Balance Sheets - June 30, 2010 and 2009

     Statements of Consolidated Stockholders’ Equity - years ended June 30, 2010, 2009 and 2008

     Statements of Consolidated Cash Flows - years ended June 30, 2010, 2009 and 2008

     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	80

     All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

     (b) Exhibits

     The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	-	Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	-	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 13, 2007

10.1	-	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007

10.2	-	Letter Agreement dated as of June 28, 2006 between Automatic Data Processing, Inc. and Gary C. Butler - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2006 (Management Contract)

10.3	-	Key Employees’ Restricted Stock Plan - incorporated by reference to the Company’s Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

10.4	-	Amended and Restated Supplemental Officers Retirement Plan – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 10, 2009 (Management Compensatory Plan)

10.5	-	1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10.6	-	Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10.6(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.7	-	1994 Directors’ Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

10.8	-	2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Management Compensatory Plan)

10.9	-	Automatic Data Processing, Inc. Deferred Compensation Plan (Management Compensatory Plan)

10.10	-	Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated June 16, 2006 (Management Compensatory Plan)

10.11	-	Amended and Restated Employees’ Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.12	-	2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.13	-	Amended and Restated Employees’ Savings-Stock Purchase Plan – incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (Management Compensatory Plan)

10.14	-	364-Day Credit Agreement, dated as of June 23, 2010, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas and Wells Fargo Bank, N.A. as Syndication Agents, and Barclays Bank PLC, Citicorp USA, Inc., Deutsche Bank Securities Inc., Intesa SanPaolo S.p.A, and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents - incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated June 25, 2010

10.15	-	Five-Year Credit Agreement, dated as of June 28, 2006, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, BNP Paribas, Citicorp USA, Inc., Deutsche Bank AG New York Branch and Wachovia Bank National Association, as Documentation Agents - incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated June 30, 2006

10.16	-	Three-Year Credit Agreement, dated as of June 23, 2010, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas and Wells Fargo Bank, N.A. as Syndication Agents, and Barclays Bank PLC, Citicorp USA, Inc., Deutsche Bank Securities Inc., Intesa SanPaolo S.p.A, and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents- incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated June 25, 2010

10.17	-	2000 Stock Option Grant Agreement (Form for Employees) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18	-	2000 Stock Option Grant Agreement (Form for French Associates) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.19	-	2000 Stock Option Grant Agreement (Form for Non-Employee Directors) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.20	-	2000 Stock Option Grant Agreement (Form for Employees) for use beginning August 14, 2008 – incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K dated August 13, 2008 (Management Compensatory Plan)

10.21	-	Directors Compensation Summary Sheet – incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (Management Compensatory Plan)

10.22	-	Letter Agreement, dated as of August 1, 2006, between Automatic Data Processing, Inc. and Christopher R. Reidy – incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K dated August 2, 2006 (Management Contract)

10.23	-	Termination Agreement and Release by and between Campbell B. Langdon and Automatic Data Processing, Inc. dated June 25, 2010 (Management Contract)

10.24	-	2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.25	-	Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan – incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.26	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) – incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.27	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non-Employee Directors) used on November 11, 2008 – incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.28	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non-Employee Directors) for grants after November 11, 2008 – incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.29	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) – incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

21	-	Subsidiaries of the Company

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	-	XBRL instance document

101.SCH*	-	XBRL taxonomy extension schema document

101.CAL*	-	XBRL taxonomy extension calculation linkbase document

101.LAB*	-	XBRL taxonomy label linkbase document

101.PRE*	-	XBRL taxonomy extension presentation linkbase document

101.DEF*	-	XBRL taxonomy extension definition linkbase document

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

AUTOMATIC DATA PROCESSING, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged			Balance
	beginning	costs and	to other			at end of
	of period	expenses	accounts	Deductions		period
Year ended June 30, 2010:
Allowance for doubtful accounts:
Current	$47,831	$21,177	$--	$(20,046)(A	)	$48,962
Long-term	$18,034	$3,846	$--	$(5,832)(A	)	$16,048
Deferred tax valuation allowance	$51,690	$19,988	$(5,219)(B )	$(4,576)		$61,883

Year ended June 30, 2009:
Allowance for doubtful accounts:

Current	$38,407	$48,232	$--	$(38,808)(A	)	$47,831
Long-term	$7,938	$17,949	$--	$(7,853)(A	)	$18,034
Deferred tax valuation allowance	$44,430	$21,243	$(4,563)(B)	$(9,420)		$51,690

Year ended June 30, 2008:
Allowance for doubtful accounts:

Current	$30,802	$27,693	$--	$(20,088)(A	)	$38,407
Long-term	$8,297	$2,062	$--	$(2,421)(A	)	$7,938
Deferred tax valuation allowance	$31,241	$4,116	$15,463(B)(C )	$(6,390)(D	)	$44,430

(A)	Doubtful accounts written off, less recoveries on accounts previously written off.

(B)	Includes amounts related to foreign exchange fluctuation.

(C)	Related to state deferred tax assets pertaining to net operating loss carryforwards.

(D)	Related to surrender in disposition of subsidiaries, mergers and liquidations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 25, 2010	By	/s/ Gary C. Butler
Gary C. Butler
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature		Title	Date
/s/	Gary C. Butler	President and Chief Executive	August 25, 2010
	(Gary C. Butler)	Officer, Director
(Principal Executive Officer)

/s/	Christopher R. Reidy	Chief Financial Officer	August 25, 2010
	(Christopher R. Reidy)	(Principal Financial Officer)

/s/	Alan Sheiness	Corporate Controller	August 25, 2010
	(Alan Sheiness)	(Principal Accounting Officer)

/s/	Gregory D. Brenneman	Director	August 25, 2010
(Gregory D. Brenneman)

/s/	Leslie A. Brun	Director	August 25, 2010
(Leslie A. Brun)

/s/	Leon G. Cooperman	Director	August 25, 2010
(Leon G. Cooperman)

/s/	Eric C. Fast	Director	August 25, 2010
(Eric C. Fast)

/s/	Linda R. Gooden	Director	August 25, 2010
(Linda R. Gooden)

/s/	R. Glenn Hubbard	Director	August 25, 2010
(R. Glenn Hubbard)

/s/	John P. Jones	Director	August 25, 2010
(John P. Jones)

/s/	Sharon T. Rowlands	Director	August 25, 2010
(Sharon T. Rowlands)

/s/	Enrique T. Salem	Director	August 25, 2010
(Enrique T. Salem)

/s/	Gregory L. Summe	Director	August 25, 2010
(Gregory L. Summe)