Form 10-Q
period 2010-09-30
AUTOMATIC DATA PROCESSING INC
filed 2010-11-04
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No  ☒

The number of shares outstanding of the registrant’s common stock as of October 29, 2010 was 493,211,855.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,763.7	$1,674.3
Interest on funds held for clients	126.8	127.9
PEO revenues (A)	338.9	293.9
TOTAL REVENUES	2,229.4	2,096.1

EXPENSES:
Costs of revenues:
Operating expenses	1,116.7	1,003.5
Systems development and programming costs	134.9	125.7
Depreciation and amortization	60.3	60.3
TOTAL COSTS OF REVENUES	1,311.9	1,189.5

Selling, general and administrative expenses	515.6	491.5
Interest expense	2.7	3.2
TOTAL EXPENSES	1,830.2	1,684.2

Other (income) expense, net	(37.2)	(33.7)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	436.4	445.6

Provision for income taxes	157.9	162.7

NET EARNINGS FROM CONTINUING OPERATIONS	$278.5	$282.9

Earnings from discontinued operations, net of provision for income taxes of $0.5 for the three months ended September 30, 2009	-	1.2

NET EARNINGS	$278.5	$284.1

Basic Earnings Per Share from Continuing Operations	$0.57	$0.56
Basic Earnings Per Share from Discontinued Operations	-	-
BASIC EARNINGS PER SHARE	$0.57	$0.57

Diluted Earnings Per Share from Continuing Operations	$0.56	$0.56
Diluted Earnings Per Share from Discontinued Operations	-	-
DILUTED EARNINGS PER SHARE	$0.56	$0.56

Basic weighted average shares outstanding	491.4	501.4
Diluted weighted average shares outstanding	494.9	503.7

Dividends declared per common share	$0.3400	$0.3300

(A)  Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $3,351.3 and $2,801.1 for the three months ended September 30, 2010 and 2009, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

Assets	September 30, 2010	June 30, 2010
Current assets:
Cash and cash equivalents	$1,176.7	$1,643.3
Short-term marketable securities	40.4	27.9
Accounts receivable, net	1,161.5	1,127.7
Other current assets	638.0	673.4
Assets held for sale	12.3	11.8
Total current assets before funds held for clients	3,028.9	3,484.1
Funds held for clients	22,650.3	18,832.6
Total current assets	25,679.2	22,316.7
Long-term marketable securities	99.1	104.3
Long-term receivables, net	126.9	129.4
Property, plant and equipment, net	664.9	673.8
Other assets	835.6	712.3
Goodwill	2,789.1	2,383.3
Intangible assets, net	684.1	542.4
Total assets	$30,878.9	$26,862.2

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$132.3	$150.0
Accrued expenses and other current liabilities	697.4	771.0
Accrued payroll and payroll-related expenses	388.4	448.5
Dividends payable	164.1	164.5
Short-term deferred revenues	330.6	321.5
Income taxes payable	143.1	60.0
Total current liabilities before client funds obligations	1,855.9	1,915.5
Client funds obligations	21,821.4	18,136.7
Total current liabilities	23,677.3	20,052.2
Long-term debt	35.6	39.8
Other liabilities	512.5	528.0
Deferred income taxes	431.2	306.4
Long-term deferred revenues	465.6	456.9
Total liabilities	25,122.2	21,383.3

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7
shares at September 30, 2010 and June 30, 2010;
outstanding, 492.5 and 492.0 shares at September 30, 2010 and June 30, 2010, respectively	63.9	63.9
Capital in excess of par value	460.6	493.0
Retained earnings	11,362.9	11,252.0

Treasury stock - at cost: 146.1 and 146.7 shares at September 30, 2010 and June 30, 2010, respectively	(6,513.2)	(6,539.5)
Accumulated other comprehensive income	382.5	209.5
Total stockholders’ equity	5,756.7	5,478.9
Total liabilities and stockholders’ equity	$30,878.9	$26,862.2

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net earnings	$278.5	$284.1
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	75.5	77.5
Deferred income taxes	7.6	23.6
Stock-based compensation expense	13.9	17.5
Net pension expense	10.1	8.7
Net realized gain from the sales of marketable securities	(11.8)	(0.7)
Net amortization of premiums and accretion of discounts on available-for-sale securities	13.0	14.5
Impairment losses on available-for-sale securities	-	5.3
Impairment losses on assets held for sale	8.6	-
Gains on sales of buildings	(1.8)	(1.5)
Other	12.8	7.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease in accounts receivable	27.4	64.3
Increase in other assets	(106.3)	(6.4)
Decrease in accounts payable	(36.6)	(22.0)
Decrease in accrued expenses and other liabilities	(68.6)	(229.4)
Operating activities of discontinued operations	-	0.7
Net cash flows provided by operating activities	222.3	243.7

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,085.3)	(497.5)
Proceeds from the sales and maturities of corporate and client funds marketable securities	826.9	1,007.8
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(3,380.4)	(95.5)
Capital expenditures	(38.6)	(34.4)
Additions to intangibles	(19.4)	(16.6)
Acquisitions of businesses, net of cash acquired	(475.3)	(0.3)
Proceeds from the sale of property, plant and equipment	13.0	3.1
Other	3.4	1.1
Net cash flows (used in) provided by investing activities	(4,155.7)	367.7

Cash Flows from Financing Activities:
Net increase (decrease) in client funds obligations	3,639.1	(441.2)
Payments of debt	(4.3)	(0.4)
Net repayment of commercial paper	-	(730.0)
Repurchases of common stock	(49.8)	(13.7)
Proceeds from stock purchase plan and exercises of stock options	21.8	44.5
Dividends paid	(168.0)	(165.6)
Net cash flows provided by (used in) financing activities	3,438.8	(1,306.4)

Effect of exchange rate changes on cash and cash equivalents	28.0	12.5

Net change in cash and cash equivalents	(466.6)	(682.5)

Cash and cash equivalents, beginning of period	1,643.3	2,265.3

Cash and cash equivalents, end of period	$1,176.7	$1,582.8

See notes to the consolidated financial statements.

 Automatic Data Processing, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)

Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes thereto of Automatic Data Processing, Inc. and subsidiaries (“ADP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The Consolidated Financial Statements and footnotes thereto are unaudited.  In the opinion of the Company’s management, the Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair statement of the Company’s results for the interim periods.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates.

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 (“fiscal 2010”).

Note 2.  New Accounting Pronouncements

On July 1, 2010, the company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements,” and ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements.”  ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable.  The alternative when VSOE or TPE does not exist is management’s best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

In September 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The guidance is intended to provide disclosures to help facilitate the evaluation of the company’s credit risk, how that risk is analyzed and the reasons for changes in the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The Company does not expect that the adoption of ASU 2010-20 will have an impact on its consolidated results of operations, financial condition or cash flows.

Note 3.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended September 30,

2010
Net earnings from continuing operations	$278.5	$-	$-	$278.5
Weighted average shares (in millions)	491.4	2.2	1.3	494.9
EPS from continuing operations	$0.57			$0.56

2009
Net earnings from continuing operations	$282.9	$-	$-	$282.9
Weighted average shares (in millions)	501.4	0.8	1.5	503.7
EPS from continuing operations	$0.56			$0.56

Options to purchase 14.8 million and 33.7 million shares of common stock for the three months ended September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 4.  Other (Income) Expense, net

	Three Months Ended September 30,
	2010	2009
Interest income on corporate funds	$(30.7)	$(36.3)
Realized gains on available-for-sale securities	(12.2)	(8.0)
Realized losses on available-for-sale securities	0.4	7.3
Impairment losses on available-for-sale securities	-	5.3
Impairment losses on assets held for sale	8.6	-
Gains on sales of buildings	(1.8)	(1.5)
Other, net	(1.5)	(0.5)

Other (income) expense, net	$(37.2)	$(33.7)

Proceeds from sales and maturities of available-for-sale securities were $826.9 million and $1,007.8 million for the three months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the Company reclassified assets related to two buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets.  As the carrying amount of the assets held for sale exceeded their fair value less costs to sell, the Company recorded impairment losses of $8.6 million in other (income) expense, net, on the Statement of Consolidated Earnings for the three months ended September 30, 2010.

During the quarter ended September 30, 2010, the Company sold two buildings and, as a result, recorded a gain of $1.8 million in other (income) expense, net, on the Statements of Consolidated Earnings during the three months ended September 30, 2010.

At September 30, 2009, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $5.3 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets.  As such, the Company realized impairment losses of $5.3 million in other (income) expense, net on the Statements of Consolidated Earnings during the three months ended September 30, 2009.  Additionally, during the fourth quarter of fiscal 2010, the Company concluded that it had the intent to sell certain securities with unrealized losses and recorded an impairment charge of $9.1 million during the three months ended June 30, 2010.  As of September 30, 2010, the Company sold all such securities for which we previously concluded we had the intent to sell.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. ("Broadridge") pursuant to which the Company provides data center outsourcing services, primarily consisting of information technology and service delivery network services. As a result of this agreement, the Company recognized income of $27.3 million and $26.0 million for the three months ended September 30, 2010 and 2009, respectively, which is offset by expenses directly associated with providing such services of $26.7 million and $25.4 million, respectively, both of which were recorded in other (income) expense, net, on the Statements of Consolidated Earnings.  The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $9.1 million and $8.9 million as of September 30, 2010 and June 30, 2010, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012.  The Company is currently evaluating the impact on results of operations, if any, that this will have and does not currently anticipate this will have a material impact.

Note 5.  Acquisitions

On August 16, 2010, the Company acquired 100% of the outstanding shares of Cobalt, a leading provider of digital marketing solutions for the automotive industry that aligns with Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy, for approximately $402.5 million in cash, which is net of cash acquired.

The preliminary allocation of the purchase price is based upon estimates and assumptions that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date.  The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain assets and liabilities.

The preliminary purchase price allocation for Cobalt is as follows:

Accounts receivable, net	$42.6
Goodwill	311.2
Identifiable intangible assets	111.6
Other assets	56.4
Total assets acquired	$521.8

Total liabilities acquired	$97.6

The Company determined the purchase price allocations for this acquisition based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed, utilizing recognized valuation techniques, including the income and market approaches.  Goodwill for Cobalt, which is not deductible for tax purposes, resulted from the expected impact to Dealer Services’ long-term growth strategy.  Intangible assets for Cobalt, which totaled $111.6 million, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 11 years.

In addition to Cobalt, the Company acquired two businesses during the three months ended September 30, 2010 for approximately $72.8 million, which is net of cash acquired.  These acquisitions resulted in approximately $34.6 million of goodwill. Intangible assets acquired, which totaled approximately $41.4 million for these two acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 11 years.  These two acquisitions were not material to the Company’s results of operations, financial position or cash flows.

Note 6.  Divestitures

On March 24, 2010, the Company completed the sale of the non-core Commercial Systems business (the “Commercial business”) for approximately $21.6 million in cash.  The Commercial business was previously reported in the Dealer Services segment.  In connection with the disposal of this business, the Company classified the results of this business as discontinued operations for the three months ended September 30, 2009.

Operating results for discontinued operations were as follows:

Three Months Ended September 30, 2009

Revenues	$6.7

Earnings from discontinued operations before income taxes	1.7
Provision for income taxes	0.5
Net earnings from discontinued operations	$1.2

There were no assets or liabilities of discontinued operations as of September 30, 2010 or June 30, 2010.

Note 7.  Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$8,023.9	$-	$-	$8,023.9
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	5,764.6	312.1	(0.1)	6,076.6
Corporate bonds	5,245.3	326.0	(0.3)	5,571.0
Asset-backed securities	807.8	43.1	-	850.9
Canadian government obligations and
Canadian government agency obligations	1,004.0	35.4	-	1,039.4
Other securities	2,268.0	137.5	(0.8)	2,404.7

Total available-for-sale securities	15,089.7	854.1	(1.2)	15,942.6

Total corporate investments and funds held for clients	$23,113.6	$854.1	$(1.2)	$23,966.5

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$5,091.1	$-	$-	$5,091.1
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	5,631.0	280.7	(0.2)	5,911.5
Corporate bonds	5,080.7	261.2	(9.0)	5,332.9
Asset-backed securities	923.5	45.3	-	968.8
Canadian government obligations and
Canadian government agency obligations	998.6	33.9	-	1,032.5
Other securities	2,172.3	100.0	(1.0)	2,271.3

Total available-for-sale securities	14,806.1	721.1	(10.2)	15,517.0

Total corporate investments and funds held for clients	$19,897.2	$721.1	$(10.2)	$20,608.1

At September 30, 2010, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") with fair values of $2,915.7 million, $1,015.9 million and $899.3 million, respectively.  At June 30, 2010, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $2,615.5 million, $1,136.1 million and $933.6 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's and Standard & Poor's and has maturities ranging from October 2010 through July 2020.

At September 30, 2010, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $496.3 million, $262.0 million and $92.6 million, respectively.  At June 30, 2010, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $548.6 million, $307.8 million and $112.4 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2010.

At September 30, 2010, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $676.6 million, municipal bonds of $485.8 million, supranational bonds of $368.7 million, Canadian provincial bonds of $354.8 million, sovereign bonds of $232.3 million, corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $131.1 million and AAA rated mortgage-backed securities of $129.8 million that are guaranteed by Fannie Mae and Freddie Mac.  At June 30, 2010, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $707.4 million, municipal bonds of $469.5 million, supranational bonds of $322.7 million, Canadian provincial bonds of $308.5 million, sovereign bonds of $181.8 million, corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $131.3 million and AAA rated mortgage-backed securities of $131.0 million that are guaranteed by Fannie Mae and Freddie Mac.  The Company's AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30, 2010	June 30, 2010

Corporate investments:
Cash and cash equivalents	$1,176.7	$1,643.3
Short-term marketable securities	40.4	27.9
Long-term marketable securities	99.1	104.3
Total corporate investments	$1,316.2	$1,775.5

Funds held for clients represent assets whose underlying investments, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.  Funds held for clients have been invested in the following categories:

	September 30, 2010	June 30, 2010

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$6,847.2	$3,447.8
Restricted short-term marketable securities held
to satisfy client funds obligations	2,844.1	2,768.7
Restricted long-term marketable securities held
to satisfy client funds obligations	12,959.0	12,616.1
Total funds held for clients	$22,650.3	$18,832.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $21,821.4 million and $18,136.7 million as of September 30, 2010 and June 30, 2010, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 86% of the available-for-sale securities were rated AAA or AA at September 30, 2010, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at September 30, 2010.

Available-for-sale securities as of September 30, 2010 that have been in an unrealized loss position for periods of less than 12 months are as follows:

	Unrealized losses	Fair market value

U.S. Treasury and direct obligations of U.S. government agencies	$(0.1)	$26.8
Corporate bonds	(0.3)	66.3
Other securities	(0.8)	32.6

	$(1.2)	$125.7

At September 30, 2010, the Company concluded that it did not have the intent to sell securities in an unrealized loss position as of September 30, 2010 and that the Company would not be required to sell such securities in an unrealized loss position before recovery.  Additionally, the Company evaluated the securities in an unrealized loss position to determine the nature of the losses, utilizing a variety of quantitative and qualitative factors, including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis.  At September 30, 2010, the Company concluded that unrealized losses on available-for-sale securities held at September 30, 2010 were not credit losses and were attributable to other factors, including changes in interest rates.  As a result, the Company concluded that the $1.2 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at September 30, 2010.

Expected maturities of available-for-sale securities at September 30, 2010 are as follows:

Due in one year or less	$2,884.5
Due after one year to two years	3,041.1
Due after two years to three years	3,320.8
Due after three years to four years	1,754.2
Due after four years	4,942.0

Total available-for-sale securities	$15,942.6

Note 8.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date and is based upon the Company’s principle or most advantageous market for a specific asset or liability.

US GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1	Fair value is determined based upon quoted prices for identical assets or liabilities that are traded in active markets.

Level 2
Fair value is determined based upon inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
• quoted prices for similar assets or liabilities in active markets
• quoted prices for identical or similar assets or liabilities in markets that are not active
• inputs other than quoted prices that are observable for the asset or liability, or
• inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Fair value is determined based upon inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

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

The following table presents the Company's assets measured at fair value on a recurring basis at September 30, 2010.  Included in the table are available-for-sale securities within corporate investments of $139.5 million and funds held for clients of $15,803.1 million.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of U.S. government agencies	$-	$6,076.6	$-	$6,076.6
Corporate bonds	-	5,571.0	-	5,571.0
Asset-backed securities	-	850.9	-	850.9
Canadian government obligations and Canadian government agency obligations	-	1,039.4	-	1,039.4
Other securities	15.0	2,389.7	-	2,404.7
Total available-for-sale securities	$15.0	$15,927.6	$-	$15,942.6

Additionally, the fair value of the assets held for sale was determined based upon current market prices for similar assets in an active market.  Therefore, such fair value was determined to fall into Level 2 within the hierarchy.

Note 9.  Receivables

Accounts receivable, net is recorded based upon the gross amount the Company expects to receive from its clients, which is net of an allowance for doubtful accounts of $57.6 million and $49.0 million at September 30, 2010 and June 30, 2010, respectively.

The Company's receivables also include notes receivable for the financing of the sale of computer systems, primarily from automotive, heavy truck and powersports dealers.  Long-term receivables are recorded based upon the gross amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income.  The unearned income represents the excess of the gross receivables over the sales price of the computer systems financed and is amortized using the effective interest method.  The carrying value of notes receivable approximates fair value.

These notes receivable are reflected on the Consolidated Balance Sheets as follows:

	September 30, 2010		June 30, 2010
	Current	Long-term	Current	Long-term

Receivables	$100.9	$151.8	$110.3	$155.0
Less:
Allowance for doubtful accounts	(9.3)	(15.8)	(9.4)	(16.1)
Unearned income	(9.4)	(9.1)	(9.9)	(9.5)

	$82.2	$126.9	$91.0	$129.4

Note 10.  Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2010 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2010	$1,611.3	$4.8	$767.2	$2,383.3
Additions and other adjustments, net	34.8	-	311.2	346.0
Currency translation adjustments	39.2	-	20.6	59.8

Balance as of September 30, 2010	$1,685.3	$4.8	$1,099.0	$2,789.1

Components of intangible assets, net, are as follows:

	September 30, 2010	June 30, 2010
Intangible assets:
Software and software licenses	$1,223.6	$1,160.0
Customer contracts and lists	766.3	640.3
Other intangibles	235.5	209.5
	2,225.4	2,009.8
Less accumulated amortization:
Software and software licenses	(996.1)	(946.0)
Customer contracts and lists	(395.4)	(375.6)
Other intangibles	(149.8)	(145.8)
	(1,541.3)	(1,467.4)
Intangible assets, net	$684.1	$542.4

Other intangibles consist primarily of purchased rights, covenants not to compete, patents and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 7 years (3 years for software and software licenses, 10 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets totaled $40.1 million and $38.0 million for the three months ended September 30, 2010 and 2009, respectively.  Estimated future amortization expense of the Company's existing intangible assets is as follows:

Amount
Nine months ending June 30, 2011	$137.9
Twelve months ending June 30, 2012	$142.6
Twelve months ending June 30, 2013	$96.0
Twelve months ending June 30, 2014	$66.8
Twelve months ending June 30, 2015	$53.5
Twelve months ending June 30, 2016	$38.6

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during the three months ended September 30, 2010.

Note 11.  Short-term Financing

The Company has a $2.5 billion, 364-day credit agreement with a group of lenders that matures in June 2011. In addition, the Company has a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2010 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.25 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At September 30, 2010 and June 30, 2010, the Company had no commercial paper outstanding.  For the three months ended September 30, 2010 and 2009, the Company’s average borrowings were $2.2 billion and $2.6 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2010 was less than two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements.  These agreements are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $2 billion available to it on a committed basis under these reverse repurchase agreements.  At September 30, 2010 and June 30, 2010, there were no outstanding obligations under reverse repurchase agreements.  For the three months ended September 30, 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $608.9 million and $512.6 million, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively.

Note 12.  Debt

Components of long-term debt are as follows:

	September 30, 2010	June 30, 2010

Industrial revenue bonds	$21.6	$25.4
Secured financing	16.8	17.2

	38.4	42.6
Less: current portion	(2.8)	(2.8)
	$35.6	$39.8

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

o
Prior to January 1, 2009, the Company offered an employee stock purchase plan that allowed eligible employees to purchase shares of common stock at a price equal to 85% of the market value for the common stock at the date the purchase price for the offering was determined.  No further compensation expense related to this stock purchase plan was recorded after the completion of the vesting period of the final offering under such plan on December 31, 2009.

o
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

o
Performance-Based Restricted Stock.  The performance-based restricted stock program has a one-year performance period, and a subsequent six-month service period.  Under this program, the Company communicates "target awards" to employees at the beginning of a performance period and, as such, dividends are not paid in respect of the "target awards" during the performance period.  After the performance period, if the performance targets are achieved, associates are eligible to receive dividends on any shares awarded under the program.  The performance target is based on EPS growth over the performance period, with possible payouts ranging from 0% to 150% of the "target awards".  Stock-based compensation expense is measured based upon the fair value of the award on the grant date.  Compensation expense is recognized on a straight-line basis over the vesting terms of approximately 18 months, based upon the probability the performance target will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards.  Stock-based compensation expense of $13.9 million and $17.5 million was recognized in earnings from continuing operations for the three months ended September 30, 2010 and 2009, respectively, as well as related tax benefits of $5.2 million and $5.0 million, respectively.

	Three Months Ended September 30,
	2010	2009

Operating expenses	$2.0	$2.8
Selling, general and administrative expenses	9.7	12.7
System development and programming costs	2.2	2.0
Total pretax stock-based compensation expense	$13.9	$17.5

As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards was $13.6 million and $34.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.3 years and 1.5 years, respectively.

During the three months ended September 30, 2010, the following activity occurred under our existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)

Options outstanding at
July 1, 2010	35,000	$41
Options granted	696	$26
Options exercised	(351)	$36
Options canceled	(405)	$48

Options outstanding at
September 30, 2010	34,940	$41

Performance-Based Restricted Stock:

Number of Shares (in thousands)

Restricted shares outstanding
at July 1, 2010	1,112
Restricted shares granted	-
Restricted shares vested	(11)
Restricted shares forfeited	(12)

Restricted shares outstanding
at September 30, 2010	1,089

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Three Months Ended September 30,
	2010	2009
Risk-free interest rate	1.6%	2.6%
Dividend yield	3.3%	3.4%
Weighted average volatility factor	24.9%	30.4%
Weighted average expected life (in years)	5.1	5.0
Weighted average fair value (in dollars)	$6.37	$7.66

B.  Pension Plans

The components of net pension expense were as follows:

	Three months ended September 30,
	2010	2009
Service cost – benefits earned during the period	$13.1	$11.9
Interest cost on projected benefits	14.0	14.8
Expected return on plan assets	(22.1)	(19.1)
Net amortization and deferral	5.1	1.1
Net pension expense	$10.1	$8.7

During the three months ended September 30, 2010, the Company contributed $152.1 million to the pension plans and expects to contribute approximately $6.1 million during the remainder of the fiscal year ended June 30, 2011 (“fiscal 2011”).

Note 14.  Income Taxes

The effective tax rate for the three months ended September 30, 2010 and 2009 was 36.2% and 36.5%, respectively.

Note 15.  Commitments and Contingencies

In September 2010, a purported class action lawsuit was filed against the Company in Superior Court of the State of California, County of Los Angeles.   The complaint alleges that the Company unlawfully handled certain client calls and seeks statutory damages.

The Company intends to defend this matter vigorously and to seek an early dismissal of the claims.   Moreover, the services at issue were performed by an independent third party vendor, and the Company believes that it has the contractual right to full indemnification from this vendor for any potential losses it might incur with respect to the matter.  While it is too early to determine the potential for exposure to the claims asserted by the class action, the Company does not believe the claims, if adversely determined, would ultimately have a material adverse effect on the Company in light of the indemnification from the independent third party vendor.

The Company is subject to various other claims and litigation in the normal course of business.  The Company does not believe that the resolution of these matters will have a material impact on the consolidated financial statements.

In the normal course of business, the Company also enters into contracts in which it makes representations and warranties that relate to the performance of the Company's services and products.  The Company does not expect any material losses related to such representations and warranties.

The Company has obligations under various facilities and equipment leases and software license agreements that were disclosed in its Annual Report on Form 10-K for the year ended June 30, 2010.

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

The Company had no derivative financial instruments outstanding at September 30, 2010 or June 30, 2010.

Note 17. Comprehensive Income

	Three Months Ended September 30,
	2010	2009
Net earnings	$278.5	$284.1
Other comprehensive income:
Currency translation adjustments	79.7	42.5
Unrealized gain on available-for-sale securities, net of tax	93.7	140.6
Pension liability adjustment, net of tax	(0.4)	0.8
Comprehensive income	$451.5	$468.0

Note 18. Interim Financial Data by Segment

The Company's strategic business units are aggregated into the following three reportable segments:  Employer Services, PEO Services and Dealer Services.  The primary components of "Other" are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense.  Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  The prior year reportable segments' revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2011.  In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  The reportable segments' results also include an internal cost of capital charge related to the funding of acquisitions and other investments.  All of these adjustments/charges are reconciling items to the Company's reportable segments' revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues		Earnings from Continuing Operations before Income Taxes
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Employer Services	$1,559.2	$1,476.6	$376.7	$368.2
PEO Services	341.3	296.2	28.3	35.5
Dealer Services	336.4	301.5	50.8	44.7
Other	3.3	4.9	(17.6)	(16.0)
Reconciling items:
Foreign exchange	17.3	31.6	1.1	1.3
Client fund interest	(28.1)	(14.7)	(28.1)	(14.7)
Cost of capital charge	-	-	25.2	26.6
Total	$2,229.4	$2,096.1	$436.4	$445.6

Note 19. Subsequent Events

Subsequent to September 30, 2010, the Company acquired three businesses for approximately $125 million.  The Company is currently evaluating the opening balance sheets for these businesses.  These acquisitions are not expected to be material to the Company’s operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by ADP may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature and which may be identified by the use of words like "expects," "assumes," "projects," "anticipates," "estimates," "we believe," "could be" and other words of similar meaning, are forward-looking statements.  These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates and the impact of new acquisitions and divestitures.  ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.  These risks and uncertainties, along with the risk factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition. On July 1, 2010, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, "Multiple Deliverable Revenue Arrangements," and ASU 2009-14,"Certain Revenue Arrangements that Include Software Elements." ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable.  The alternative when VSOE or TPE does not exist is management's best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on our consolidated results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS

Analysis of Consolidated Operations

	Three Months Ended September 30,
	2010	2009	$ Change	% Change

Total revenues	$2,229.4	$2,096.1	$133.3	6%

Costs of revenues:
Operating expenses	$1,116.7	$1,003.5	$113.2	11%
Systems development and programming costs	134.9	125.7	9.2	7%
Depreciation and amortization	60.3	60.3	-	0%
Total costs of revenues	$1,311.9	$1,189.5	$122.4	10%

Selling, general and administrative expenses	$515.6	$491.5	$24.1	5%
Interest expense	2.7	3.2	(0.5)	-16%
Total expenses	$1,830.2	$1,684.2	$146.0	9%

Other (income) expense, net	$(37.2)	$(33.7)	$3.5	10%
Earnings from continuing operations before income taxes	$436.4	$445.6	$(9.2)	-2%
Margin	20%	21%

Provision for income taxes	$157.9	$162.7	$(4.8)	-3%
Effective tax rate	36.2%	36.5%

Net earnings from continuing operations	$278.5	$282.9	$(4.4)	-2%

Earnings from discontinued operations	$-	$1.2	$(1.2)	-100%

Diluted earnings per share from continuing operations	$0.56	$0.56	$-	0%

Total Revenues
Total revenues grew 6%, to $2,229.4 million for the three months ended September 30, 2010, from $2,096.1 million for the three months ended September 30, 2009, due to increases in revenues in Employer Services of 6%, or $82.6 million, to $1,559.2 million, PEO Services of 15%, or $45.1 million, to $341.3 million, and Dealer Services of 12%, or $34.9 million, to $336.4 million.  Such increases were partially offset by changes in foreign currency exchange rates, which reduced our revenue by $15.5 million, or 1%.  Total Revenues would have increased approximately 4% without the impact of recently completed acquisitions.

Total Expenses
Total expenses increased 9%, to $1,830.2 million for the three month ended September 30, 2010, from $1,684.2 million for the three months ended September 30, 2009.  The increase in our consolidated expenses was due to an increase in operating expenses of $113.2 million and an increase in selling, general and administrative expenses of $24.1 million.

Our total costs of revenues increased 10%, to $1,311.9 million for the three months ended September 30, 2010, from $1,189.5 million for the three months ended September 30, 2009, due to an increase in our operating expenses of $113.2 million.

Operating expenses increased $113.2 million, or 11%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 due to the increase in revenues described above, including the increases in PEO Services, which have pass-through costs that are re-billable including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $260.4 million for the three months ended September 30, 2010, which included costs for benefits coverage of $222.8 million and costs for workers compensation and payment of state unemployment taxes of $37.6 million.  These costs were $223.0 million in for the three months ended September 30, 2009, which included costs for benefits coverage of $192.3 million and costs for workers compensation and payment of state unemployment taxes of $30.7 million.  The increase in operating expenses is also due to operating expenses related to businesses acquired of $26.2 million and higher expenses in Employer Services of $13.6 million related to increased service costs for investment in client-facing associates.  Additionally, operating expenses increased due to the settlement of a PEO Services state unemployment matter that reduced operating expenses by $9.2 million during the three months ended September 30, 2009.  Such increases were partially offset by a decrease of approximately $8.3 million due to changes in foreign currency exchange rates.

Systems development and programming expenses increased $9.2 million, or 7%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 due to systems development and programming expenses of businesses acquired of $5.6 million.

Selling, general and administrative expenses increased $24.1 million, or 5%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, which was attributable to higher selling expenses of $23.6 million due to increases in headcount over prior year levels and due to selling, general and administrative expenses of acquired businesses of $14.5 million.  Such increases were partially offset by an asset impairment charge of $6.8 million during the three months ended September 30, 2009 related to the announcement by GM that it will shut down its Saturn division.  Lastly, there was a decrease of $8.4 million due to changes in foreign currency exchange rates.

Other (Income) Expense, net

	Three Months Ended September 30,
	2010	2009	$ Change
Interest income on corporate funds	$(30.7)	$(36.3)	$(5.6)
Net realized (gains) losses on available-for-sale securities	(11.8)	(0.7)	11.1
Impairment losses on available-for-sale securities	-	5.3	5.3
Impairment losses on assets held for sale	8.6	-	(8.6)
Gain on sales of buildings	(1.8)	(1.5)	0.3
Other, net	(1.5)	(0.5)	1.0

Other (income) expense, net	$(37.2)	$(33.7)	$3.5

Other (income) expense, net increased $3.5 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due an increase of $11.1 million related to net realized gains on available-for-sale securities and the prior year impairment loss on available-for-sale securities of $5.3 million.  Such increases were partially offset by an $8.6 million loss on assets held for sale and a $5.6 million decrease in interest income on corporate funds.  Interest income on corporate funds decreased due to lower average interest rates and decreased average daily balances.  Average interest rates decreased from 3.2% for the three months ended September 30, 2009 to 2.9% for the three months ended September 30, 2010.  Average daily balances decreased from $4.6 billion for the three months ended September 30, 2009 to $4.2 billion for the three months ended September 30, 2010.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $9.2 million, or 2%, from $445.6 million for the three months ended September 30, 2009 to $436.4 million for the three months ended September 30, 2010 due to the increase in revenues and other (income) expense, net, more than offset by the increase in expenses discussed above.  Overall margin decreased from 21% for the three months ended September 30, 2009 to 20% for the three months ended September 30, 2010.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2010 and 2009 was 36.2% and 36.5%, respectively.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations decreased $4.4 million to $278.5 million for the three months ended September 30, 2010 compared to $282.9 million for the three months ended September 30, 2009, and diluted earnings per share from continuing operations was flat at $0.56 for both the three months ended September 30, 2010 and the three months ended September 30, 2009.

Analysis of Reportable Segments

	Revenues				Earnings from Continuing Operations before Income Taxes
	Three Months Ended September 30,				Three Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Employer Services	$1,559.2	$1,476.6	$82.6	6%	$376.7	$368.2	$8.5	2%
PEO Services	341.3	296.2	45.1	15%	28.3	35.5	(7.2)	-20%
Dealer Services	336.4	301.5	34.9	12%	50.8	44.7	6.1	14%
Other	3.3	4.9	(1.6)		(17.6)	(16.0)	(1.6)
Reconciling items:
Foreign exchange	17.3	31.6	(14.3)		1.1	1.3	(0.2)
Client fund interest	(28.1)	(14.7)	(13.4)		(28.1)	(14.7)	(13.4)
Cost of capital charge	-	-	-		25.2	26.6	(1.4)
Total	$2,229.4	$2,096.1	$133.3	6%	$436.4	$445.6	$(9.2)	-2%

The prior year's reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for the fiscal year ending June 30, 2011.  This adjustment is made for management purposes so that the reportable segments' results are presented on a consistent basis without the impact of fluctuations in foreign currency rates.  This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and results in the elimination of this adjustment in consolidation.

In addition, the reconciling items include an adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate 4.5%.  This allocation is made for management reasons so that the reportable segments' results are presented on a consistent basis without the impact of fluctuations in interest rates.  This allocation is a reconciling item to our reportable segments' revenues and earnings from continuing operations before income taxes and results in the elimination of this allocation in consolidation.

The reportable segments' results also include a cost of capital charge related to the funding of acquisitions and other investments.  This charge is a reconciling item to earnings from continuing operations before income taxes and results in the elimination of this charge in consolidation.

Employer Services

Revenues

Employer Services' revenues increased $82.6 million, or 6%, to $1,559.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Revenues for our Employer Services business would have increased approximately 5% without the impact of recently completed acquisitions.

Revenues from our payroll and tax filing businesses increased 2% due to higher average client fund balances, improved worldwide client retention, an increase in pays per control and the impact of pricing increases.  We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment increased $12.2 million for the three months ended September 30, 2010 due to the increase in average client fund balances, which increased from $12.5 billion for the three months ended September 30, 2009 to $13.6 billion for the three months ended September 30, 2010.  Our worldwide client retention rate increased by 1.7 percentage points for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 129,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 1.7% for the three months ended September 30, 2010.  Lastly, pricing increases contributed approximately 1% to our revenue growth for the three months ended September 30, 2010.  Revenues from our "beyond payroll" services increased 9% for the three months ended September 30, 2010 due to an increase in the number of clients utilizing our COBRA, HR Benefits and Retirement Services solutions.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $8.5 million, or 2%, to $376.7 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase was due to the increase in revenues of $82.6 million discussed above, which was partially offset by an increase in expenses of $74.1 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the three months ended September 30, 2010 due to increases in sales and service headcount over prior year levels.

PEO Services

Revenues

PEO Services' revenues increased $45.1 million, or 15%, to $341.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a 9% increase in the average number of worksite employees.  The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of clients.  Revenues associated with benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $37.4 million due to the increase in the average number of worksite employees, as well as increases in health care costs.  Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $5.0 million, or 9%, for the three months ended September 30, 2010, due to the increase in the number of average worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the PEO Services segment increased $0.1 million for the three months ended September 30, 2010, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base.  Average client funds balances were $0.2 billion for each of the three months ended September 30, 2010 and 2009.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $7.2 million, or 20%, to $28.3 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Earnings from continuing operations before income taxes decreased due to the settlement of a state unemployment tax matter, which increased earnings before income taxes by $9.2 million during the three months ended September 30, 2009. Such decrease was partially offset by growth in earnings from continuing operations before income taxes of $2.0 million due to an increase in the number of average worksite employees.

Dealer Services

Revenues

Dealer Services' revenues increased $34.9 million, or 12%, to $336.4 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Revenues for our Dealer Services business would have increased approximately 1% for the three months ended September 30, 2010 without the impact of recently completed acquisitions, which increased revenues by $32.2 million.  Revenues increased by $28.5 million due to new clients and growth in our key products during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  The growth in our key products was driven by increased users for Application Service Provider ("ASP") managed services and growth in hosted IP telephony.  The increase in our revenues was partially offset by $25.9 million due to client losses as a result of dealership closings, cancellation of services and continued pressure on dealerships to reduce costs.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $6.1 million, or 14%, to $50.8 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Earnings from continuing operations before income taxes increased due to an asset impairment charge of $6.8 million during the three months ended September 30, 2009 as a result of the announcement by GM that it will shut down its Saturn division.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, cash and marketable securities were $1,316.2 million, stockholders' equity was $5,756.7 million and the ratio of long-term debt-to-equity was 0.6%.  Working capital before funds held for clients and client funds obligations was $1,173.0 million at September 30, 2010 compared to $1,568.6 million at June 30, 2010.  This decrease is due to the use of cash to pay dividends of $168.0 million, contributions to our pension plans of $152.1 million, and repurchases of common stock of $49.8 million, partially offset by cash generated from operations of $222.3 million.

Net cash flows provided by operating activities were $222.3 million for the three months ended September 30, 2010 compared to $243.7 million for the comparable period in the prior fiscal year.  The decrease in net cash flows provided by operating activities was due to an increase in pension plan contributions of $46.7 million and an increase in bonus payments of $37.2 million, partially offset by $86.3 million in tax refunds received during the three months ended September 30, 2010 and by timing differences related to collections of accounts receivable of $36.9 million.

Net cash flows used in investing activities were $4,155.7 million for the three months ended September 30, 2010, as compared to net cash flows provided by investing activities of $367.7 million for the comparable period in the prior fiscal year.  The net increase in restricted cash and cash equivalents held to satisfy client funds obligations resulted in a net decrease to cash flows of $3,284.9 million and the timing of purchases of and proceeds from the sales or maturities of marketable securities resulted in a net decrease to cash flows of $768.7 million.

Net cash flows provided by financing activities were $3,438.8 million for the three months ended September 30, 2010 compared to net cash flows used in financing activities of $1,306.4 million for the comparable period in the prior fiscal year.  The increase was due to the net change in client funds obligations of $4,080.3 million as a result of timing of cash received and payments made related to client funds and a $730.0 million decrease in repayments of previously issued commercial paper, partially offset by a $36.1 million increase in cash used for repurchases of common stock.  We purchased approximately 1.2 million shares of our common stock at an average price per share of $40.15 during the three months ended September 30, 2010 compared to purchases of 0.4 million shares of our common stock at an average price per share $37.71 during the three months ended September 30, 2009.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.25 billion in aggregate maturity value of commercial paper.  Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At September 30, 2010 and June 30, 2010, there was no commercial paper outstanding.  For the three months ended September 30, 2010 and 2009, we had average borrowings of $2.2 billion and $2.6 billion, respectively, at a weighted average interest rate of 0.2% for both periods. The weighted average maturity of our commercial paper during each of the three months ended September 30, 2010 and 2009 was less than two days.  Throughout the three month period ended September 30, 2010, we had full access to our U.S. short term funding requirements related to client funds obligations.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  We have $2 billion available to us on a committed basis under these reverse repurchase agreements. At September 30, 2010 and June 30, 2010, respectively, we had no outstanding obligations under reverse repurchase agreements.  For the three months ended September 30, 2010 and 2009, we had average outstanding balances under reverse repurchase agreements of $608.9 million and $512.6 million, respectively, at a weighted average interest rate of 0.4% and 0.2%, respectively.

The Company has a $2.5 billion, 364-day credit agreement with a group of lenders that mature in June 2011. In addition, the Company has a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2010 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow there under and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.25 billion available to us under the revolving credit agreements.

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

For the three months ended September 30, 2010, capital expenditures for continuing operations were $39.6 million.  Capital expenditures for continuing operations for the fiscal year ending June 30, 2011 are expected to be between $160.0 million and $180.0 million compared to $90.2 million in the fiscal year ended June 30, 2010.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals.  Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at time of purchase and money market securities and other cash equivalents.  At September 30, 2010, approximately 79.5% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

There are inherent risk and uncertainties involving our investment strategy relating to our client fund assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6.25 billion commercial paper program (rated A-1+ by Standard and Poor's and Prime-1 by Moody's, the highest possible credit rating), our ability to execute reverse repurchase transactions and available borrowings under our $6.25 billion committed revolving credit facilities.  However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended September 30,
	2010	2009
Average investment balances at cost:
Corporate investments	$4,184.0	$4,587.9
Funds held for clients	13,815.0	12,676.8
Total	$18,000.0	$17,264.7

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	2.9%	3.2%
Funds held for clients	3.7%	4.0%
Total	3.5%	3.8%

Realized gains on available-for-sale securities	$(12.2)	$(8.0)
Realized losses on available-for-sale securities	0.4	7.3
Net realized gains/(losses) on available-for-sale securities	$(11.8)	$(0.7)

	September 30, 2010	June 30, 2010
Net unrealized pre-tax gains on available-for-sale securities	$852.9	$710.9
Total available-for-sale securities at fair value	$15,942.6	$15,517.0

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased by 30 basis points, from 3.8% for the three months ended September 30, 2009 to 3.5% for the three months ended September 30, 2010.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2011.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2011.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody's, Standard & Poor's, and for Canadian securities, Dominion Bond Rating Service.  At September 30, 2010, approximately 86% of our available-for-sale securities held an AAA or AA rating.  In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We had no derivative financial instruments outstanding at September 30, 2010 or June 30, 2010.

New Accounting Pronouncements

In September 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The guidance is intended to provide disclosures to help facilitate the evaluation of the company’s credit risk, how that risk is analyzed and the reasons for changes in the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010. We do not expect that the adoption of ASU 2010-20 will have an impact on our consolidated results of operations, financial condition or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)

July 1, 2010
to July 31, 2010	268	$39.71	-	28,784,051

August 1, 2010
to August 31, 2010	880,000	$40.23	880,000	27,904,051

September 1, 2010
to September 30, 2010	365,545	$39.96	360,000	27,544,051

Total	1,245,813		1,240,000

(1) During the three months ended September 30, 2010, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 268 shares during July 2010 and 5,545 shares during September 2010 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2) The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits.

Exhibit Number	Exhibit
31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema document
101.CAL*	XBRL taxonomy extension calculation linkbase document
101.LAB*	XBRL taxonomy label linkbase document
101.PRE*	XBRL taxonomy extension presentation linkbase document
101.DEF*	XBLR taxonomy extension definition linkbase document

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: November 4, 2010	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)