Form 10-Q
period 2010-12-31
AUTOMATIC DATA PROCESSING INC
filed 2011-02-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 496,416,668

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$1,921.0	$1,761.4	$3,684.8	$3,435.7
Interest on funds held for clients	129.0	127.7	255.8	255.6
PEO revenues (A)	355.7	308.9	694.6	602.8
TOTAL REVENUES	2,405.7	2,198.0	4,635.2	4,294.1

EXPENSES:
Costs of revenues:
Operating expenses	1,173.6	1,046.9	2,290.3	2,050.4
Systems development and programming costs	142.1	120.5	277.0	246.2
Depreciation and amortization	64.6	59.8	124.9	120.2
TOTAL COSTS OF REVENUES	1,380.3	1,227.2	2,692.2	2,416.8

Selling, general and administrative expenses	570.1	518.9	1,085.7	1,010.5
Interest expense	2.8	2.5	5.6	5.6
TOTAL EXPENSES	1,953.2	1,748.6	3,783.5	3,432.9

Other income, net	(32.1)	(29.6)	(69.3)	(63.4)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	484.6	479.0	921.0	924.6

Provision for income taxes	174.5	164.0	332.4	326.6

NET EARNINGS FROM CONTINUING OPERATIONS	$310.1	$315.0	$588.6	$598.0

Earnings from discontinued operations, net of provision
for income taxes of $0.3 for the three months ended
December 31, 2009 and $0.8 for the six months ended	-	0.8	-	1.9
December 31, 2009

NET EARNINGS	$310.1	$315.8	$588.6	$599.9

Basic Earnings Per Share from Continuing Operations	$0.63	$0.63	$1.20	$1.19
Basic Earnings Per Share from Discontinued Operations	-	-	-	-
BASIC EARNINGS PER SHARE	$0.63	$0.63	$1.20	$1.20

Diluted Earnings Per Share from Continuing Operations	$0.62	$0.62	$1.19	$1.18
Diluted Earnings Per Share from Discontinued Operations	-	-	-	-
DILUTED EARNINGS PER SHARE	$0.62	$0.62	$1.19	$1.19

Basic weighted average shares outstanding	492.0	502.0	491.7	501.7
Diluted weighted average shares outstanding	496.9	506.2	495.9	504.8

Dividends declared per common share	$0.3600	$0.3400	$0.7000	$0.6700

(A)  Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $4,231.3 and $3,814.5 for the three months ended December 31, 2010 and 2009, respectively, and $7,582.7 and $6,615.6 for the six months ended December 31, 2010 and 2009, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,305.7	$1,643.3
Short-term marketable securities	36.3	27.9
Accounts receivable, net	1,136.6	1,127.7
Other current assets	662.1	673.4
Assets held for sale	12.3	11.8
Total current assets before funds held for clients	3,153.0	3,484.1
Funds held for clients	24,218.5	18,832.6
Total current assets	27,371.5	22,316.7
Long-term marketable securities	99.3	104.3
Long-term receivables, net	127.7	129.4
Property, plant and equipment, net	676.9	673.8
Other assets	823.3	712.3
Goodwill	2,878.8	2,383.3
Intangible assets, net	682.8	542.4
Total assets	$32,660.3	$26,862.2

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$116.2	$150.0
Accrued expenses and other current liabilities	726.6	771.0
Accrued payroll and payroll-related expenses	423.8	448.5
Dividends payable	174.3	164.5
Short-term deferred revenues	337.7	321.5
Income taxes payable	32.2	60.0
Total current liabilities before client funds obligations	1,810.8	1,915.5
Client funds obligations	23,682.1	18,136.7
Total current liabilities	25,492.9	20,052.2
Long-term debt	35.1	39.8
Other liabilities	530.3	528.0
Deferred income taxes	361.6	306.4
Long-term deferred revenues	464.8	456.9
Total liabilities	26,884.7	21,383.3

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7
shares at December 31, 2010 and June 30, 2010;
outstanding, 494.2 and 492.0 shares at December 31, 2010
and June 30, 2010, respectively	63.9	63.9
Capital in excess of par value	464.8	493.0
Retained earnings	11,495.0	11,252.0
Treasury stock - at cost: 144.5 and 146.7 shares
at December 31, 2010 and June 30, 2010, respectively	(6,445.6)	(6,539.5)
Accumulated other comprehensive income	197.5	209.5
Total stockholders’ equity	5,775.6	5,478.9
Total liabilities and stockholders’ equity	$32,660.3	$26,862.2

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net earnings	$588.6	$599.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	158.2	154.8
Deferred income taxes	17.2	42.7
Stock-based compensation expense	36.7	36.7
Net pension expense	20.2	17.4
Net realized (gain)/loss from the sales of marketable securities	(15.4)	1.9
Net amortization of premiums and accretion of discounts on available-for-sale securities	27.1	29.2
Impairment losses on available-for-sale securities	-	5.3
Impairment losses on assets held for sale	8.6	-
Gains on sales of buildings	(1.8)	(1.5)
Other	33.6	31.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease/(Increase) in accounts receivable	73.3	(30.3)
(Increase)/Decrease in other assets	(79.4)	144.8
Decrease in accounts payable	(58.7)	(16.3)
Decrease in accrued expenses and other liabilities	(160.9)	(343.0)
Operating activities of discontinued operations	-	(0.2)
Net cash flows provided by operating activities	647.3	672.9

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,567.7)	(1,481.7)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,559.4	1,693.0
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(4,444.5)	(4,938.9)
Capital expenditures	(80.7)	(54.3)
Additions to intangibles	(35.8)	(67.8)
Acquisitions of businesses, net of cash acquired	(588.8)	(3.8)
Proceeds from the sale of property, plant and equipment	13.1	3.1
Other	6.9	8.3
Investing Activities of discontinued operations	-	(0.1)
Net cash flows used in investing activities	(6,138.1)	(4,842.2)

Cash Flows from Financing Activities:
Net increase in client funds obligations	5,444.1	4,687.6
Payments of debt	(4.7)	(0.9)
Net repayment of commercial paper	-	(730.0)
Repurchases of common stock	(102.1)	(151.9)
Proceeds from stock purchase plan and exercises of stock options	128.6	151.4
Dividends paid	(335.6)	(330.8)
Net cash flows provided by financing activities	5,130.3	3,625.4

Effect of exchange rate changes on cash and cash equivalents	22.9	19.7

Net change in cash and cash equivalents	(337.6)	(524.2)

Cash and cash equivalents, beginning of period	1,643.3	2,265.3

Cash and cash equivalents, end of period	$1,305.7	$1,741.1

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

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the twelve months ended June 30, 2010 (“fiscal 2010”).

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

In December 2010, the Company adopted ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The guidance is intended to provide disclosures to help facilitate the evaluation of the company’s credit risk, how that risk is analyzed and the reasons for changes in the allowance for credit losses. The adoption of ASU 2010-20 did not have an impact on the Company's consolidated results of operations, financial condition or cash flows.

In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations."  ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The Company does not expect that the adoption of ASU 2010-29 will have an impact on its consolidated results of operations, financial condition or cash flows.

Note 3.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted

Three months ended December 31,

2010
Net earnings from continuing operations	$310.1	$-	$-	$310.1
Weighted average shares (in millions)	492.0	3.6	1.3	496.9
EPS from continuing operations	$0.63			$0.62

2009
Net earnings from continuing operations	$315.0	$-	$-	$315.0
Weighted average shares (in millions)	502.0	2.7	1.5	506.2
EPS from continuing operations	$0.63			$0.62

Six months ended December 31,

2010
Net earnings from continuing operations	$588.6	$-	$-	$588.6
Weighted average shares (in millions)	491.7	2.9	1.3	495.9
EPS from continuing operations	$1.20			$1.19

2009
Net earnings from continuing operations	$598.0	$-	$-	$598.0
Weighted average shares (in millions)	501.7	1.6	1.5	504.8
EPS from continuing operations	$1.19			$1.18

Options to purchase 3.7 million and 15.6 million shares of common stock for the three months ended December 31, 2010 and 2009, respectively, and 8.0 million and 22.5 million shares of common stock for the six months ended December 31, 2010 and 2009, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4.  Other Income, net

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Interest income on corporate funds	$(27.9)	$(31.2)	$(58.7)	$(67.5)
Realized gains on available-for-sale securities	(5.4)	(2.2)	(17.6)	(10.2)
Realized losses on available-for-sale securities	1.8	4.8	2.2	12.1
Impairment losses on available-for-sale securities	-	-	-	5.3
Impairment losses on assets held for sale	-	-	8.6	-
Gains on sales of buildings	-	-	(1.8)	(1.5)
Other, net	(0.6)	(1.0)	(2.0)	(1.6)

Other income, net	$(32.1)	$(29.6)	$(69.3)	$(63.4)

Proceeds from sales and maturities of available-for-sale securities were $1,559.4 million and $1,693.0 million for the six months ended December 31, 2010 and 2009, respectively.

At September 30, 2010, the Company reclassified assets related to two buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets.  As the carrying amount of the assets held for sale exceeded their fair value less costs to sell, the Company recorded impairment losses of $8.6 million for the six months ended December 31, 2010.  These two buildings continue to be recorded in assets held for sale at December 31, 2010.

During the six months ended December 31, 2010, the Company sold two buildings and, as a result, recorded a gain of $1.8 million.  During the six months ended December 31, 2009, the Company sold a building and, as a result, recorded a gain of $1.5 million.

At September 30, 2009, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $5.3 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets.  As such, the Company realized impairment losses of $5.3 million during the six months ended December 31, 2009.  Additionally, during the fourth quarter of fiscal 2010, the Company concluded that it had the intent to sell certain securities with unrealized losses and recorded an impairment charge of $9.1 million during the three months ended June 30, 2010.  As of December 31, 2010, the Company sold all securities that the Company previously concluded it had the intent to sell.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. ("Broadridge") pursuant to which the Company provides data center outsourcing services, primarily consisting of information technology and service delivery network services. As a result of this agreement, the Company recognized income of $27.4 million and $26.2 million for the three months ended December 31, 2010 and 2009, respectively, which is offset by expenses directly associated with providing such services of $26.8 million and $25.6 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company recognized income of $54.7 million and $52.2 million for the six months ended December 31, 2010 and 2009, respectively, which is offset by expenses directly associated with providing such services of $53.5 million and $51.1 million. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $9.2 million and $8.9 million as of December 31, 2010 and June 30, 2010, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012.  The Company does not currently anticipate this will have a material impact on its results of operations.

Note 5.  Acquisitions

On August 16, 2010, the Company acquired 100% of the outstanding shares of Cobalt, a leading provider of digital marketing solutions for the automotive industry that aligns with Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy, for approximately $405.0 million in cash, net of cash acquired.

The preliminary purchase price allocation for Cobalt is as follows:

Accounts receivable, net	$42.6
Goodwill	315.8
Identifiable intangible assets	111.6
Other assets	57.4
Total assets acquired	$527.4

Total liabilities acquired	$100.7

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

In addition to Cobalt, the Company acquired five businesses during the six months ended December 31, 2010 for approximately $183.8 million, net of cash acquired.  These acquisitions resulted in approximately $127.7 million of goodwill.  Intangible assets acquired, which totaled approximately $80.7 million for these five acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 9 years.  These five acquisitions were not material individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

Note 6.  Divestitures

On March 24, 2010, the Company completed the sale of the non-core Commercial Systems business (the “Commercial business”) for approximately $21.6 million in cash.  The Commercial business was previously reported in the Dealer Services segment.  In connection with the disposal of this business, the Company classified the results of this business as discontinued operations for the three and six months ended December 31, 2009.

Operating results for discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	December 31, 2009	December 31, 2009

Revenues	$6.4	$13.1

Earnings from discontinued operations before income taxes	1.1	2.7
Less: Provision for income taxes	0.3	0.8
Net earnings from discontinued operations	$0.8	$1.9

There were no assets or liabilities of discontinued operations as of December 31, 2010 or June 30, 2010.

Note 7.  Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$9,229.9	$-	$-	$9,229.9
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,340.1	232.6	(30.5)	6,542.2
Corporate bonds	5,500.8	237.6	(28.0)	5,710.4
Asset-backed securities	637.9	33.3	-	671.2
Canadian government obligations and
Canadian government agency obligations	1,031.1	25.8	(0.9)	1,056.0
Other securities	2,362.1	98.4	(10.4)	2,450.1

Total available-for-sale securities	15,872.0	627.7	(69.8)	16,429.9

Total corporate investments and funds
held for clients	$25,101.9	$627.7	$(69.8)	$25,659.8

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$5,091.1	$-	$-	$5,091.1
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,631.0	280.7	(0.2)	5,911.5
Corporate bonds	5,080.7	261.2	(9.0)	5,332.9
Asset-backed securities	923.5	45.3	-	968.8
Canadian government obligations and
Canadian government agency obligations	998.6	33.9	-	1,032.5
Other securities	2,172.3	100.0	(1.0)	2,271.3

Total available-for-sale securities	14,806.1	721.1	(10.2)	15,517.0

Total corporate investments and funds
held for clients	$19,897.2	$721.1	$(10.2)	$20,608.1

At December 31, 2010, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") with fair values of $3,282.8 million, $1,003.3 million and $839.0 million, respectively.  At June 30, 2010, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $2,615.5 million, $1,136.1 million and $933.6 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that carries a credit rating of primarily AAA, as rated by Moody's and Standard & Poor's and has maturities ranging from January 2011 through December 2020.

At December 31, 2010, asset-backed securities primarily include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $369.5 million, $239.5 million and $61.7 million, respectively.  At June 30, 2010, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $548.6 million, $307.8 million and $112.4 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2010.

At December 31, 2010, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $630.6 million, municipal bonds of $497.4 million, Canadian provincial bonds of $410.4 million, supranational bonds of $356.8 million, sovereign bonds of $254.5 million, AAA rated mortgage-backed securities of $147.7 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $130.3 million.  At June 30, 2010, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $707.4 million, municipal bonds of $469.5 million, supranational bonds of $322.7 million, Canadian provincial bonds of $308.5 million, sovereign bonds of $181.8 million, corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $131.3 million and AAA rated mortgage-backed securities of $131.0 million that are guaranteed by Fannie Mae and Freddie Mac.  The Company's AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31, 2010	June 30, 2010

Corporate investments:
Cash and cash equivalents	$1,305.7	$1,643.3
Short-term marketable securities	36.3	27.9
Long-term marketable securities	99.3	104.3
Total corporate investments	$1,441.3	$1,775.5

Funds held for clients represent assets whose underlying investments, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	December 31, 2010	June 30, 2010

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$7,924.2	$3,447.8
Restricted short-term marketable securities held
to satisfy client funds obligations	2,943.6	2,768.7
Restricted long-term marketable securities held
to satisfy client funds obligations	13,350.7	12,616.1
Total funds held for clients	$24,218.5	$18,832.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $23,682.1 million and $18,136.7 million as of December 31, 2010 and June 30, 2010, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 86% of the available-for-sale securities were rated AAA or AA at December 31, 2010, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at December 31, 2010.

Available-for-sale securities as of December 31, 2010 that have been in an unrealized loss position, all for periods of less than 12 months, are as follows:

	Unrealized	Fair market
	losses	value

U.S. Treasury and direct obligations of
U.S. government agencies	$(30.5)	$1,080.0
Corporate bonds	(28.0)	870.5
Canadian government obligations and
Canadian government agency obligations	(0.9)	69.2
Asset backed securities	-	3.4
Other securities	(10.4)	379.9

	$(69.8)	$2,403.0

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2010 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$-	$28.0	$(0.2)	$6.5	$(0.2)	$34.5
Corporate bonds	(9.0)	210.5	-	-	(9.0)	210.5
Asset backed securities	-	2.4	-	-	-	2.4
Other securities	(1.0)	22.7	-	-	(1.0)	22.7

	$(10.0)	$263.6	$(0.2)	$6.5	$(10.2)	$270.1

Expected maturities of available-for-sale securities at December 31, 2010 are as follows:

Due in one year or less	$2,979.9
Due after one year to two years	3,212.2
Due after two years to three years	2,509.9
Due after three years to four years	2,234.3
Due after four years	5,493.6

Total available-for-sale securities	$16,429.9

At December 31, 2010, the Company concluded that it did not have the intent to sell securities in an unrealized loss position as of December 31, 2010 and that the Company would not be required to sell such securities in an unrealized loss position before recovery.  Additionally, the Company evaluated the securities in an unrealized loss position to determine the nature of the losses, utilizing a variety of quantitative and qualitative factors, including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis.  At December 31, 2010, the Company concluded that unrealized losses on available-for-sale securities held at December 31, 2010 were not credit losses and were attributable to other factors, primarily changes in interest rates.  As a result, the Company concluded that the $69.8 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at December 31, 2010.

Note 8.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date and is based upon the Company’s principal or most advantageous market for a specific asset or liability.

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
  quoted prices for similar assets or liabilities in active markets quoted prices for identical or similar assets or liabilities in markets that are not active inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The following table presents the Company's assets measured at fair value on a recurring basis at December 31, 2010.  Included in the table are available-for-sale securities within corporate investments of $135.6 million and funds held for clients of $16,294.3 million.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of
U.S. government agencies	$-	$6,542.2	$-	$6,542.2
Corporate bonds	-	5,710.4	-	5,710.4
Asset-backed securities	-	671.2	-	671.2
Canadian government obligations and
Canadian government agency obligations	-	1,056.0	-	1,056.0
Other securities	15.9	2,434.2	-	2,450.1
Total available-for-sale securities	$15.9	$16,414.0	$-	$16,429.9

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

Note 9.  Receivables

Accounts receivable, net, includes the Company’s trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts.  The Company’s receivables also include notes receivable for the financing of the sale of computer systems, primarily from automotive, heavy truck and power sports dealers.   Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income.  The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, internal assessments of credit quality and the economic conditions in the automobile industry, as well as in the economy as a whole.  The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable.  Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	December 31, 2010		June 30, 2010
	Current	Long-term	Current	Long-term

Trade receivables	$1,105.2	$-	$1,076.3	$-
Notes receivable	96.3	150.9	110.3	155.0
Less:
Allowance for doubtful accounts -Trade receivables	(47.3)	-	(39.6)	-
Allowance for doubtful accounts - Notes receivable	(8.4)	(14.2)	(9.4)	(16.1)
Unearned income-notes receivable	(9.2)	(9.0)	(9.9)	(9.5)

Total	$1,136.6	$127.7	$1,127.7	$129.4

The Company determines the allowance for doubtful accounts related to notes receivable based upon a specific reserve for known collection issues, as well as a non-specific reserve based upon aging, both of which are based upon history of such losses and current economic conditions. The allowance for doubtful accounts for notes receivable based upon our methodology is as follows:

	December 31, 2010
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$2.7	$4.7	$2.7	$4.7
Non-specific Reserve	93.6	146.2	5.7	9.5
Total	$96.3	$150.9	$8.4	$14.2

	June 30, 2010
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$3.8	$6.6	$3.8	$6.6
Non-specific Reserve	106.5	148.4	5.6	9.5
Total	$110.3	$155.0	$9.4	$16.1

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2010	$9.4	$16.1
Incremental provision	0.9	1.5
Recoveries	(0.9)	(1.7)
Chargeoffs	(1.0)	(1.7)

Balance at December 31, 2010	$8.4	14.2

As of December 31, 2010 and June 30, 2010, the allowance for doubtful accounts as a percentage of notes receivable is approximately 9% and 10%, respectively.

Notes receivable aged over 30 days past due are considered delinquent.  Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivables while on non-accrual status. Cash payments received on non-accrual receivables is applied towards principal. When notes receivable on non-accrual status are again less than 60 days past due, interest revenue for notes receivable is resumed.  At December 31, 2010, the Company had $2.9 million in notes receivable on non-accrual status, including $0.8 million of notes receivable aged over 60 days past due.

On an ongoing basis, the Company evaluates credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the automotive industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at December 31, 2010 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivables	$1.8	$0.8

At December 31, 2010, approximately 99% of notes receivable are current.  During the six months ended December 31, 2010, the charge-offs as a percentage of notes receivable were 1%.

Note 10.  Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2010 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2010	$1,611.3	$4.8	$767.2	$2,383.3
Additions and other adjustments, net	112.8	-	332.6	445.4
Currency translation adjustments	34.3	-	15.8	50.1

Balance as of December 31, 2010	$1,758.4	$4.8	$1,115.6	$2,878.8

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2010	2010
Intangible assets:
Software and software licenses	$1,232.4	$1,160.0
Customer contracts and lists	786.0	640.3
Other intangibles	235.7	209.5
	2,254.1	2,009.8
Less accumulated amortization:
Software and software licenses	(1,007.6)	(946.0)
Customer contracts and lists	(410.7)	(375.6)
Other intangibles	(153.0)	(145.8)
	(1,571.3)	(1,467.4)
Intangible assets, net	$682.8	$542.4

Other intangibles consist primarily of purchased rights, covenants not to compete, patents and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 8 years (3 years for software and software licenses, 10 years for customer contracts and lists, and 9 years for other intangibles).  Amortization of intangible assets totaled $45.2 million and $38.1 million for the three months ended December 31, 2010 and 2009, respectively, and totaled $85.4 million and $76.1 million for the six months ended December 31, 2010 and 2009, respectively.

Estimated future amortization expense of the Company's existing intangible assets is as follows:

Amount
Six months ending June 30, 2011	$88.3
Twelve months ending June 30, 2012	$151.8
Twelve months ending June 30, 2013	$108.7
Twelve months ending June 30, 2014	$74.1
Twelve months ending June 30, 2015	$58.1
Twelve months ending June 30, 2016	$41.9

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during the six months ended December 31, 2010.

Note 11.  Short-term Financing

The Company has a $2.5 billion, 364-day credit agreement with a group of lenders that matures in June 2011. In addition, the Company has a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2010 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.25 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At December 31, 2010 and June 30, 2010, the Company had no commercial paper outstanding.  For the three months ended December 31, 2010 and 2009, the Company’s average borrowings were $2.3 billion and $2.2 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  For the six months ended December 31, 2010 and 2009, the Company's average borrowings were $2.3 billion and $2.4 billion, respectively, at a weighted average interest rate of 0.2% for both periods. The weighted average maturity of the Company’s commercial paper during each of the three and six months ended December 31, 2010 and 2009 was less than two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements.  These agreements are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $2 billion available to it on a committed basis under these reverse repurchase agreements.  At December 31, 2010 and June 30, 2010, there were no outstanding obligations under reverse repurchase agreements.  For the three months ended December 31, 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $541.7 million and $477.8 million, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively.  For the six months ended December 31, 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $575.3 million and $495.2 million, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively.

Note 12.  Debt

Components of long-term debt are as follows:

	December 31,	June 30,
	2010	2010

Industrial revenue bonds	$21.6	$25.4
Secured financing	16.3	17.2
	37.9	42.6
Less: current portion	(2.8)	(2.8)
	$35.1	$39.8

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards.  Stock-based compensation expense of $22.8 million and $19.3 million was recognized in earnings from continuing operations for the three months ended December 30, 2010 and 2009, respectively, as well as related tax benefits of $8.5 million and $5.7 million, respectively.  Stock-based compensation expense of $36.7 million and $36.7 million was recognized in earnings from continuing operations for the six months ended December 31, 2010 and 2009, respectively, as well as related tax benefits of $13.7 million and $10.8 million, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Operating expenses	$4.6	$3.7	$6.6	$6.5
Selling, general and administrative expenses	14.1	12.7	23.8	25.4
System development and programming costs	4.1	2.9	6.3	4.8
Total pretax stock-based compensation expense	$22.8	$19.3	$36.7	$36.7

As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards was $10.3 million and $69.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.2 years and 1.4 years, respectively.

During the six months ended December 31, 2010, the following activity occurred under our existing plans:

Stock Options:
	Number	Weighted
	of Options	Average Price
	(in thousands)	(in dollars)

Options outstanding at
July 1, 2010	35,000	$41
Options granted	748	$27
Options exercised	(2,907)	$38
Options canceled	(3,126)	$53

Options outstanding at
December 31, 2010	29,715	$40

Performance-Based Restricted Stock:
Number
of Shares
(in thousands)

Restricted shares outstanding
at July 1, 2010	1,112
Restricted shares granted	1,144
Restricted shares vested	(11)
Restricted shares forfeited	(29)

Restricted shares outstanding
at December 31, 2010	2,216

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Six Months Ended
	December 31,
	2010	2009
Risk-free interest rate	1.4%-1.6%	2.3%-2.6%
Dividend yield	3.3%	3.2%-3.4%
Weighted average volatility factor	24.9%	28.3%-30.4%
Weighted average expected life (in years)	5.0	5.0
Weighted average fair value (in dollars)	$6.21	$7.73

B.  Pension Plans

The components of net pension expense were as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost – benefits earned during the period	$13.1	$11.9	$26.2	$23.8
Interest cost on projected benefits	14.1	14.8	28.1	29.6
Expected return on plan assets	(22.1)	(19.1)	(44.1)	(38.3)
Net amortization and deferral	5.0	1.1	10.0	2.3
Net pension expense	$10.1	$8.7	$20.2	$17.4

During the six months ended December 31, 2010, the Company contributed $154.2 million to the pension plans and expects to contribute approximately $4.0 million during the remainder of the twelve months ended June 30, 2011 (“fiscal 2011”).

Note 14.  Income Taxes

The effective tax rate for the three months ended December 31, 2010 and 2009 was 36.0% and 34.2%, respectively.  The effective tax rate for the three months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters.

The effective tax rate for the six months ended December 31, 2010 and 2009 was 36.1% and 35.3%, respectively.  The effective tax rate for the six months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters.

Note 15.  Commitments and Contingencies

In September 2010, a purported class action lawsuit was filed against the Company in Superior Court of the State of California, County of Los Angeles.  The lawsuit was subsequently removed to the United States District Court, Central District of California, Western Division.  The complaint alleges that the Company unlawfully handled certain client calls and seeks statutory damages.

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

The Company had no derivative financial instruments outstanding at December 31, 2010 or June 30, 2010.

Note 17. Comprehensive Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net earnings	$310.1	$315.8	$588.6	$599.9
Other comprehensive income:
Currency translation adjustments	4.7	18.3	84.4	60.8
Unrealized gain (loss) on available-for-sale
securities, net of tax	(190.7)	(47.8)	(97.0)	92.8
Pension liability adjustment, net of tax	1.0	0.7	0.6	1.5
Comprehensive income	$125.1	$287.0	$576.6	$755.0

Note 18. Interim Financial Data by Segment

The Company's strategic business units are aggregated into the following three reportable segments:  Employer Services, PEO Services and Dealer Services.  The primary components of "Other" are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation expense.  Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  The prior year reportable segments' revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for fiscal 2011.  In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  The reportable segments' results also include an internal cost of capital charge related to the funding of acquisitions and other investments.  All of these adjustments/charges are reconciling items to the Company's reportable segments' revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Employer Services	$1,663.0	$1,555.6	$3,222.2	$3,032.2
PEO Services	358.2	311.2	699.5	607.4
Dealer Services	375.3	298.5	711.7	600.0
Other	3.1	4.1	6.5	8.9
Reconciling items:
Foreign exchange	42.3	52.2	59.6	83.9
Client fund interest	(36.2)	(23.6)	(64.3)	(38.3)
Total	$2,405.7	$2,198.0	$4,635.2	$4,294.1

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Employer Services	$431.5	$416.4	$808.2	$784.5
PEO Services	35.8	32.5	64.1	67.9
Dealer Services	57.5	53.6	108.3	98.4
Other	(34.0)	(32.1)	(51.6)	(48.1)
Reconciling items:
Foreign exchange	1.8	5.8	2.9	7.2
Client fund interest	(36.2)	(23.6)	(64.3)	(38.3)
Cost of capital charge	28.2	26.4	53.4	53.0
Total	$484.6	$479.0	$921.0	$924.6

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

RESULTS OF OPERATIONS

Executive Overview

While ADP’s fiscal 2010 was a challenging year and our results were impacted by the economic downturn, including high unemployment levels, record-low interest rates and volatile financial markets, during the first half of fiscal 2011, we have seen positive trends in our key business metrics.  The improving economy, coupled with our investments in client service resulted in increased client revenue retention in Employer Services, as well as an increase in pays per control.  We have continued to see growth in PEO Services in the first half of fiscal 2011, with increases in average worksite employees driving growth in the business.  Within Dealer Services, the automotive sector continued to stabilize and we are beginning to see dealership closures subsiding and transactional revenues related to credit checks and vehicle registrations increasing.

We continue to have a strong business model, which has predominately recurring revenues, excellent margins from the ability to generate consistent, healthy cash flows, strong client retention and low capital expenditure requirements.  During the first half of fiscal 2011, we have continued to return excess cash to our shareholders.  In addition, in the first half of fiscal 2011, we have also raised the dividend payout per share for the 36th consecutive year. We invest our clients’ funds in accordance with ADP’s prudent and conservative investment guidelines. The safety and liquidity of our clients’ funds are the foremost objectives of our investment strategy.

Lastly, in the first half of fiscal 2011, we completed the acquisition of six businesses, including Cobalt, a leading provider of digital marketing solutions for the automotive industry.  The Cobalt acquisition aligns with ADP Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy. We expect that these acquisitions will not have a material impact on our earnings for fiscal 2011.

Analysis of Consolidated Operations

	Three Months Ended
	December 31,
	2010	2009	$ Change	% Change

Total revenues	$2,405.7	$2,198.0	$207.7	9%

Costs of revenues:
Operating expenses	$1,173.6	$1,046.9	$126.7	12%
Systems development and
programming costs	142.1	120.5	21.6	18%
Depreciation and amortization	64.6	59.8	4.8	8%
Total costs of revenues	$1,380.3	$1,227.2	$153.1	12%

Selling, general and
administrative expenses	570.1	518.9	51.2	10%
Interest expense	2.8	2.5	0.3	12%
Total expenses	$1,953.2	$1,748.6	$204.6	12%

Other income, net	$(32.1)	$(29.6)	$2.5	8%
Earnings from continuing
operations before income
taxes	$484.6	$479.0	$5.6	1%
Margin	20%	22%

Provision for income taxes	$174.5	$164.0	$10.5	6%
Effective tax rate	36.0%	34.2%

Net earnings from
continuing operations	$310.1	$315.0	$(4.9)	(2)%

Earnings from discontinued
operations	$-	$0.8	$(0.8)	(100)%

Diluted earnings per share
from continuing operations	$0.62	$0.62	$-	0%

	Six Months Ended
	December 31,
	2010	2009	$ Change	% Change

Total revenues	$4,635.2	$4,294.1	$341.1	8%

Costs of revenues:
Operating expenses	$2,290.3	$2,050.4	$239.9	12%
Systems development and
programming costs	277.0	246.2	30.8	13%
Depreciation and amortization	124.9	120.2	4.7	4%
Total costs of revenues	$2,692.2	$2,416.8	$275.4	11%

Selling, general and
administrative expenses	$1,085.7	$1,010.5	$75.2	7%
Interest expense	5.6	5.6	-	0%
Total expenses	$3,783.5	$3,432.9	$350.6	10%

Other income, net	$(69.3)	$(63.4)	$5.9	9%
Earnings from continuing
operations before income
taxes	$921.0	$924.6	$(3.6)	0%
Margin	20%	22%

Provision for income taxes	$332.4	$326.6	$5.8	2%
Effective tax rate	36.1%	35.3%

Net earnings from
continuing operations	$588.6	$598.0	$(9.4)	(2)%

Earnings from discontinued
operations	$-	$1.9	$(1.9)	(100)%

Diluted earnings per share
from continuing operations	$1.19	$1.18	$0.01	1%

Total Revenues

Total revenues grew 9%, to $2,405.7 million for the three months ended December 31, 2010, from $2,198.0 million for the three months ended December 31, 2009, due to increases in revenues in Employer Services of 7%, or $107.4 million, to $1,663.0 million, PEO Services of 15%, or $47.0 million, to $358.2 million, and Dealer Services of 26%, or $76.8 million, to $375.3 million.  Such increases were partially offset by changes in foreign currency exchange rates, which reduced our revenues by $14.8 million, or 1%.  Total revenues would have increased approximately 5% without the impact of recently completed acquisitions.

Total revenues for the three months ended December 31, 2010 include interest on funds held for clients of $129.0 million, as compared to $127.7 million for the three months ended December 31, 2009.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balances of 9%, to $14.7 billion, for the three months ended December 31, 2010, partially offset by a decrease in the average interest rate earned to 3.5% during the three months ended December 31, 2010 as compared to 3.8% for the three months ended December 31, 2009.

Total revenues grew 8%, to $4,635.2 million for the six months ended December 31, 2010, from $4,294.1 million for the six months ended December 31, 2009, due to increases in revenues in Employer Services of 6%, or $190.0 million, to $3,222.2 million, PEO Services of 15%, or $92.1 million, to $699.5 million, and Dealer Services of 19%, or $111.7 million, to $711.7 million.  Such increases were partially offset by changes in foreign currency exchange rates, which reduced our revenue by $30.2 million, or 1%.  Total revenues would have increased approximately 4% without the impact of recently completed acquisitions.

Total revenues for the six months ended December 31, 2010 include interest on funds held for clients of $255.8 million, as compared to $255.6 million for the six months ended December 31, 2009.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balances of 9%, to $14.2 billion, for the six months ended December 31, 2010, partially offset by a decrease in the average interest rate earned to 3.6% during the six months ended December 31, 2010 as compared to 3.9% for the six months ended December 31, 2009.

Total Expenses

Total expenses increased 12%, to $1,953.2 million for the three months ended December 31, 2010, from $1,748.6 million for the three months ended December 31, 2009.  The increase in our consolidated expenses was due to an increase in operating expenses of $126.7 million, an increase in selling, general and administrative expenses of $51.2 million and an increase in systems development and programming expenses of $21.6 million.

Total expenses increased 10%, to $3,783.5 million for the six months ended December 31, 2010, from $3,432.9 million for the six months ended December 31, 2009.  The increase in our consolidated expenses was due to an increase in operating expenses of $239.9 million, an increase in selling, general and administrative expenses of $75.2 million and an increase in systems development and programming expenses of $30.8 million.

Total costs of revenues increased 12%, to $1,380.3 million for the three months ended December 31, 2010, from $1,227.2 million for the three months ended December 31, 2009, due to an increase in operating expenses of $126.7 million and an increase in systems development and programming expenses of $21.6 million.

Total costs of revenues increased 11%, to $2,692.2 million for the six months ended December 31, 2010, from $2,416.8 million for the six months ended December 31, 2009, due to an increase in operating expenses of $239.9 million and an increase in systems development and programming expenses of $30.8 million.

Operating expenses increased $126.7 million, or 12%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009 due to the increase in revenues described above, including the increases in PEO Services, which have pass-through costs that are re-billable including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $270.3 million for the three months ended December 31, 2010, which included costs for benefits coverage of $229.6 million and costs for workers compensation and payment of state unemployment taxes of $40.7 million.  These costs were $231.0 million for the three months ended December 31, 2009, which included costs for benefits coverage of $199.6 million and costs for workers compensation and payment of state unemployment taxes of $31.4 million.  The increase in operating expenses is also due to operating expenses related to businesses acquired of $61.3 million and higher expenses in Employer Services of $16.1 million related to increased service costs for investment in client-facing associates.  Such increases were partially offset by a decrease of approximately $10.6 million due to changes in foreign currency exchange rates.

Operating expenses increased $239.9 million, or 12%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009 due to the increase in revenues described above, including the increases in PEO Services, which have pass-through costs that are re-billable including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $530.7 million for the six months ended December 31, 2010, which included costs for benefits coverage of $452.5 million and costs for workers compensation and payment of state unemployment taxes of $78.2 million.  These costs were $454.1 million for the six months ended December 31, 2009, which included costs for benefits coverage of $391.9 million and costs for workers compensation and payment of state unemployment taxes of $62.2 million.  The increase in operating expenses is also due to operating expenses related to businesses acquired of $88.6 million and higher expenses in Employer Services of $31.5 million related to increased service costs for investment in client-facing associates.  Additionally, operating expenses increased due to the settlement of a PEO Services state unemployment matter that reduced operating expenses by $9.2 million during the six months ended December 31, 2009.  Such increases were partially offset by a decrease of approximately $18.8 million due to changes in foreign currency exchange rates.

Systems development and programming expenses increased $21.6 million, or 18%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009 due to systems development and programming expenses of businesses acquired of $10.8 million, partially offset by a decrease of approximately $3.6 million due to changes in foreign currency exchange rates.

Systems development and programming expenses increased $30.8 million, or 13%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009 due to systems development and programming expenses of businesses acquired of $18.1 million, partially offset by a decrease of approximately $3.5 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $51.2 million, or 10%, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, which was attributable to higher selling expenses of $30.0 million due to increases in headcount over prior year levels and due to selling, general and administrative expenses of acquired businesses of $26.7 million.  Lastly, there was a decrease of $0.6 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $75.2 million, or 7%, for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, which was attributable to higher selling expenses of $50.6 million due to increases in headcount over prior year levels and due to selling, general and administrative expenses of acquired businesses of $40.8 million.  Such increases were partially offset by an asset impairment charge of $6.8 million during the three months ended September 30, 2009 related to the announcement by General Motors Company that it will shut down its Saturn division.  Lastly, there was a decrease of $9.0 million due to changes in foreign currency exchange rates.

 Other income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2010	2009	$ Change	2010	2009	$ Change
Interest income on corporate funds	$(27.9)	$(31.2)	$(3.3)	$(58.7)	$(67.5)	$(8.8)
Realized gains on available-for-sale securities	(5.4)	(2.2)	3.2	(17.6)	(10.2)	7.4
Realized losses on available-for-sale securities	1.8	4.8	3.0	2.2	12.1	9.9
Impairment losses on available-for-sale securities	-	-	-	-	5.3	5.3
Impairment losses on assets held for sale	-	-	-	8.6	-	(8.6)
Gain on sales of buildings	-	-	-	(1.8)	(1.5)	0.3
Other, net	(0.6)	(1.0)	(0.4)	(2.0)	(1.6)	0.4

Other income, net	$(32.1)	$(29.6)	$2.5	$(69.3)	$(63.4)	$5.9

Other income, net increased $2.5 million for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 due to an increase in realized gains on available-for-sale securities and a decrease in realized losses on available-for-sale securities, both of which increased other income, net by $6.2 million.  These increases were partially offset by a $3.3 million decrease in interest income on corporate funds due to lower average interest rates and a decrease in average daily balances.  Average interest rates decreased from 2.9% for the three months ended December 31, 2009 to 2.8% for the three months ended December 31, 2010.  Average daily balances decreased from $4.3 billion for the three months ended December 31, 2009 to $4.0 billion for the three months ended December 31, 2010.

Other income, net increased $5.9 million for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 due to an increase in realized gains on available-for-sale securities and a decrease in realized losses on available-for-sale securities, which together increased other income, net, by $17.3 million.  Other income, net for the six months ended December 31, 2009 also included a $5.3 million impairment loss on available-for-sale securities.  Such increases were partially offset by an $8.6 million impairment loss on assets held for sale recorded during the six months ended December 31, 2010.  Additionally, there was an $8.8 million decrease in interest income on corporate funds due to lower average interest rates and a decrease in average daily balances.  Average interest rates earned decreased from 3.0% for the six months ended December 31, 2009 to 2.8% for the six months ended December 31, 2010.  Average daily balances decreased from $4.4 billion for the six months ended December 31, 2009 to $4.1 billion for the six months ended December 31, 2010.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $5.6 million, or 1%, from $479.0 million for the three months ended December 31, 2009 to $484.6 million for the three months ended December 31, 2010 due to the increase in revenues and other income, net, partially offset by the increase in expenses discussed above.  Overall margin decreased from 22% for the three months ended December 31, 2009 to 20% for the three months ended December 31, 2010.

Earnings from continuing operations before income taxes decreased $3.6 million, or less than 1%, from $924.6 million for the six months ended December 31, 2009 to $921.0 million for the six months ended December 31, 2010 due to the increase in revenues and other income, net, more than offset by the increase in expenses discussed above.  Overall margin decreased from 22% for the six months ended December 31, 2009 to 20% for the six months ended December 31, 2010.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2010 and 2009 was 36.0% and 34.2%, respectively.  The effective tax rate for the three months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters, which decreased the effective tax rate for the three months ended December 31, 2009 by approximately 2.6 percentage points.

The effective tax rate for the six months ended December 31, 2010 and 2009 was 36.1% and 35.3%, respectively.  The effective tax rate for the six months ended December 31, 2009 includes a reduction in the provision for income taxes of $12.2 million in connection with the resolution of certain tax matters, which decreased the effective tax rate for the six months ended December 31, 2009 by approximately 1.3 percentage points.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations decreased $4.9 million to $310.1 million for the three months ended December 31, 2010 compared to $315.0 million for the three months ended December 31, 2009, and diluted earnings per share from continuing operations was flat at $0.62 for both the three months ended December 31, 2010 and the three months ended December 31, 2009.

Net earnings from continuing operations decreased $9.4 million to $588.6 million for the six months ended December 31, 2010 compared to $598.0 million for the six months ended December 31, 2009, and diluted earnings per share from continuing operations increased from $1.18 for the six months ended December 31, 2009 to $1.19 for the six months ended December 31, 2010.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Employer Services	$1,663.0	$1,555.6	$107.4	7%	$3,222.2	$3,032.2	$190.0	6%
PEO Services	358.2	311.2	47.0	15%	699.5	607.4	92.1	15%
Dealer Services	375.3	298.5	76.8	26%	711.7	600.0	111.7	19%
Other	3.1	4.1	(1.0)		6.5	8.9	(2.4)
Reconciling items:
Foreign exchange	42.3	52.2	(9.9)		59.6	83.9	(24.3)
Client fund interest	(36.2)	(23.6)	(12.6)		(64.3)	(38.3)	(26.0)
Total	$2,405.7	$2,198.0	$207.7	9%	$4,635.2	$4,294.1	$341.1	8%

	Earnings from Continuing Operations before Income taxes
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Employer Services	$431.5	$416.4	$15.1	4%	$808.2	$784.5	$23.7	3%
PEO Services	35.8	32.5	3.3	10%	64.1	67.9	(3.8)	(6)%
Dealer Services	57.5	53.6	3.9	7%	108.3	98.4	9.9	10%
Other	(34.0)	(32.1)	(1.9)		(51.6)	(48.1)	(3.5)
Reconciling items:
Foreign exchange	1.8	5.8	(4.0)		2.9	7.2	(4.3)
Client fund interest	(36.2)	(23.6)	(12.6)		(64.3)	(38.3)	(26.0)
Cost of capital charge	28.2	26.4	1.8		53.4	53.0	0.4
Total	$484.6	$479.0	$5.6	1%	$921.0	$924.6	$(3.6)	0%

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

Employer Services

Revenues

Employer Services' revenues increased $107.4 million, or 7%, to $1,663.0 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Revenues for our Employer Services business would have increased approximately 4% without the impact of recently completed acquisitions.

Revenues from our payroll and tax filing businesses were flat for the three months ended December 31, 2010 due to higher average client fund balances, improved worldwide client retention and an increase in pays per control, offset by timing of certain revenues related to calendar year-end activities.  We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment increased $13.7 million for the three months ended December 30, 2010 due to the increase in average client fund balances, which increased from $13.2 billion for the three months ended December 31, 2009 to $14.5 billion for the three months ended December 31, 2010.  Our worldwide client retention rate increased by 0.8 percentage points for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 128,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.4% for the three months ended December 31, 2010.  Revenues from our "beyond payroll" services increased 16% for the three months ended December 31, 2010 due to an increase in the number of clients utilizing our HR Benefits, Compliance and Retirement Services solutions.

Employer Services' revenues increased $190.0 million, or 6%, to $3,222.2 million for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.  Revenues for our Employer Services business would have increased approximately 4% without the impact of recently completed acquisitions

Revenues from our payroll and tax filing businesses increased 1% for the six months ended December 31, 2010 due to higher average client fund balances, improved worldwide client retention and  an increase in pays per control, partially offset by timing of certain revenues related to calendar year-end activities.  We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment increased $25.9 million for the six months ended December 30, 2010 due to the increase in average client fund balances, which increased from $12.8 billion for the six months ended December 31, 2009 to $14.0 billion for the six months ended December 31, 2010.  Our worldwide client retention rate increased by 1.2 percentage points for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 128,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.1% for the six months ended December 31, 2010.  Revenues from our "beyond payroll" services increased 13% for the six months ended December 31, 2010 due to an increase in the number of clients utilizing our HR Benefits, Compliance and Retirement Services solutions.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $15.1 million, or 4%, to $431.5 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The increase was due to the increase in revenues of $107.4 million discussed above, which was partially offset by an increase in expenses of $92.3 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the three months ended December 31, 2010 due to increases in sales and service headcount over prior year levels.  Overall margin decreased from 27% to 26% for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Earnings from continuing operations before income taxes increased $23.7 million, or 3%, to $808.2 million for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.  The increase was due to the increase in revenues of $190.0 million discussed above, which was partially offset by an increase in expenses of $166.3 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the six months ended December 31, 2010 due to increases in sales and service headcount over prior year levels.  Overall margin decreased from 26% to 25% for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.

PEO Services

Revenues

PEO Services' revenues increased $47.0 million, or 15%, to $358.2 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 due to an 11% increase in the average number of worksite employees.  The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of new clients and growth in our existing clients.  Revenues associated with benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $39.2 million due to the increase in the average number of worksite employees, as well as increases in health care costs.  Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $6.8 million, or 11%, for the three months ended December 31, 2010, due to the increase in the average number of worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the PEO Services segment increased $0.2 million for the three months ended December 31, 2010, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base.  Average client funds balances were $0.2 billion for each of the three months ended December 31, 2010 and 2009.

PEO Services' revenues increased $92.1 million, or 15%, to $699.5 million for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 due to a 10% increase in the average number of worksite employees.  The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of new clients and growth in our existing clients.  Revenues associated with benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $76.6 million due to the increase in the average number of worksite employees, as well as increases in health care costs.  Administrative revenues increased $11.9 million, or 10%, for the six months ended December 31, 2010, due to the increase in the average number of worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the PEO Services segment increased $0.3 million for the six months ended December 31, 2010, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base.  Average client funds balances were $0.2 billion for each of the six months ended December 31, 2010 and 2009.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $3.3 million, or 10%, to $35.8 million for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  Earnings from continuing operations before income taxes increased due to growth in earnings related to an increase in the number of average worksite employees.

Earnings from continuing operations before income taxes decreased $3.8 million, or 6%, to $64.1 million for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.  Earnings from continuing operations before income taxes decreased due to the settlement of a state unemployment tax matter, which increased earnings before income taxes by $9.2 million during the six months ended December 31, 2009. Such decrease was partially offset by growth in earnings from continuing operations before income taxes of $5.4 million due to an increase in the number of average worksite employees.

Dealer Services

Revenues

Dealer Services' revenues increased $76.8 million, or 26%, to $375.3 million for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  Revenues for our Dealer Services business would have increased approximately 4% for the three months ended December 31, 2010 without the impact of recently completed acquisitions, which increased revenues by $64.9 million.  Revenues increased by $34.8 million due to new clients and growth in our key products during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  The growth in our key products was driven by increased users for Application Service Provider ("ASP") managed services and growth in hosted IP telephony, as well as an increase in transaction revenues due to higher credit checks and vehicle registrations.  The increase in our revenues was partially offset by a decrease in revenues of $23.3 million due to client losses as a result of dealership closings and cancellation of services.

Dealer Services' revenues increased $111.7 million, or 19%, to $711.7 million for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.  Revenues for our Dealer Services business would have increased approximately 2% for the six months ended December 31, 2010 without the impact of recently completed acquisitions, which increased revenues by $97.1 million.  Revenues increased by $64.4 million due to new clients and growth in our key products during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009.  The growth in our key products was driven by increased users for ASP managed services and growth in hosted IP telephony, as well as an increase in transaction revenues due to higher credit checks and vehicle registrations.  The increase in our revenues was partially offset by a decrease in revenues of $50.2 million due to client losses as a result of dealership closings and cancellation of services.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $3.9 million, or 7%, to $57.5 million for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 due to the revenue increases described above, partially offset by higher compensation costs and acquisition costs.

Dealer Services' earnings from continuing operations before income taxes increased $9.9 million, or 10%, to $108.3 million for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009 due to the revenue increases described above, partially offset by higher compensation costs and acquisition costs.  Earnings from continuing operations before income taxes also increased due to an asset impairment charge of $6.8 million during the three months ended September 30, 2009 as a result of the announcement by GM that it will shut down its Saturn division.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, cash and marketable securities were $1,441.3 million, stockholders' equity was $5,775.6 million and the ratio of long-term debt-to-equity was 0.6%.  Working capital before funds held for clients and client funds obligations was $1,342.2 million at December 31, 2010 compared to $1,568.6 million at June 30, 2010.  This decrease is due to the use of cash to pay dividends of $335.6 million, contributions to our pension plans of $154.2 million, and repurchases of common stock of $102.1 million, partially offset by cash generated from operations of $647.3 million.

Net cash flows provided by operating activities were $647.3 million for the six months ended December 31, 2010 compared to $672.9 million for the comparable period in the prior fiscal year.  The decrease in net cash flows provided by operating activities was due to an increase in bonus payments of $47.1 million, an increase in pension plan contributions of $46.5 million and an increase in foreign tax payments of $27.2 million, offset by $120.2 million in tax refunds received during the six months ended December 31, 2010.  The balance of the decrease was due to timing of cash collections related to trade accounts receivable, partially offset by the timing of cash payments related to accounts payable.

Net cash flows used in investing activities were $6,138.1 million for the six months ended December 31, 2010, as compared to net cash flows used in investing activities of $4,842.2 million for the comparable period in the prior fiscal year.  The timing of purchases of and proceeds from the sales or maturities of marketable securities which resulted in a net decrease to cash flows of $1,219.6 million and the net increase of acquisitions of businesses, net of cash acquired, which resulted in a net decrease to cash flows of $585.0 million was partially offset by the net decrease in restricted cash and cash equivalents held to satisfy client funds obligations which resulted in a net increase to cash flows of $494.4 million.

Net cash flows provided by financing activities were $5,130.3 million for the six months ended December 31, 2010 compared to net cash flows provided by financing activities of $3,625.4 million for the comparable period in the prior fiscal year.  The increase was due to the net change in client funds obligations of $756.5 million as a result of timing of cash received and payments made related to client funds and a $730.0 million decrease in repayments of previously issued commercial paper and a $49.8 million decrease in cash used for repurchases of common stock.  We purchased approximately 2.4 million shares of our common stock at an average price per share of $42.89 during the six months ended December 31, 2010 compared to purchases of 3.5 million shares of our common stock at an average price per share $42.88 during the six months ended December 31, 2009.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.25 billion in aggregate maturity value of commercial paper.  Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At December 31, 2010 and June 30, 2010, there was no commercial paper outstanding.  For the three months ended December 31, 2010 and 2009, we had average borrowings of $2.3 billion and $2.2 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  For the six months ended December 31, 2010 and 2009, the Company’s average borrowings were $2.3 billion and $2.4 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  The weighted average maturity of our commercial paper during each of the three and six months ended December 31, 2010 and 2009 was less than two days.  Throughout the six month period ended December 31, 2010 we had full access to our U.S. short term funding requirements related to client funds obligations.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  We have $2 billion available to us on a committed basis under these reverse repurchase agreements. At December 31, 2010 and June 30, 2010, respectively, we had no outstanding obligations under reverse repurchase agreements.  For the three months ended December 31, 2010 and 2009, we had average outstanding balances under reverse repurchase agreements of $541.7 million and $477.8 million, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively.  For the six months ended December 31, 2010 and 2009, the Company had average outstanding balances under reverse repurchase agreements of $575.3 million and $495.2 million, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client fund obligations.

The Company has a $2.5 billion, 364-day credit agreement with a group of lenders that matures in June 2011. In addition, the Company has a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has a $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2010 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.25 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment-grade fixed-income securities.  We own AAA rated senior tranches of fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral.  All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac").  We do not own subordinated debt, preferred stock or common stock of any of these agencies.  We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirement relating to client funds obligations.

For the six months ended December 31, 2010, capital expenditures for continuing operations were $87.2 million.  Capital expenditures for continuing operations for the fiscal year ending June 30, 2011 are expected to be between $160.0 million and $180.0 million compared to $90.2 million in the fiscal year ended June 30, 2010.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals.  Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At December 31, 2010, approximately 78.3% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

There are inherent risk and uncertainties involving our investment strategy relating to our client fund assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6.25 billion commercial paper program (rated A-1+ by Standard and Poor's and Prime-1 by Moody's, the highest possible credit rating), our ability to execute reverse repurchase transactions ($2 billion of which is available on a committed basis) and available borrowings under our $6.25 billion committed revolving credit facilities.  However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Average investment balances at cost:
Corporate investments	$4,047.0	$4,286.6	$4,116.6	$4,437.2
Funds held for clients	14,658.5	13,442.0	14,236.9	13,035.7
Total	$18,705.5	$17,728.6	$18,353.5	$17,472.9

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	2.8%	2.9%	2.8%	3.0%
Funds held for clients	3.5%	3.8%	3.6%	3.9%
Total	3.4%	3.6%	3.4%	3.7%

Realized gains on available-for-sale securities	$5.4	$2.2	$17.6	$10.2
Realized losses on available-for-sale securities	(1.8)	(4.8)	(2.2)	(12.1)
Net realized gains/(losses) on available-for-sale securities	$3.6	$(2.6)	$15.4	$(1.9)

	December 31,	June 30,
	2010	2010
Net unrealized pre-tax gains on
available-for-sale securities	$557.9	$710.9
Total available-for-sale securities at fair value	$16,429.9	$15,517.0

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased by 20 basis points, from 3.6% for the three months ended December 31, 2009 to 3.4% for the three months ended December 31, 2010 and decreased by 30 basis points, from 3.7% for the six months ended December 31, 2009 to 3.4% for the six months ended December 31, 2010. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $8 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2011.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2011.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody's, Standard & Poor's, and for Canadian securities, Dominion Bond Rating Service.  At December 31, 2010, approximately 86% of our available-for-sale securities held an AAA or AA rating.  In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We had no derivative financial instruments outstanding at December 31, 2010 or June 30, 2010.

New Accounting Pronouncements

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

In December 2010, we adopted ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires greater transparency about a company’s allowance for credit losses and the credit quality of its financing receivables. The guidance is intended to provide disclosures to help facilitate the evaluation of the company’s credit risk, how that risk is analyzed and the reasons for changes in the allowance for credit losses. The adoption of ASU 2010-20 did not have an impact on our consolidated results of operations, financial condition or cash flows.

In December 2010, the FASB issued ASU 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations."  ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. We do not expect that the adoption of ASU 2010-29 will have an impact on our consolidated results of operations, financial condition or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the
Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)

October 1, 2010
to October 31, 2010	-	$-	-	27,544,051

November 1, 2010
to November 30, 2010	540,418	$45.07	540,000	27,004,051

December 1, 2010
to December 31, 2010	600,000	$46.56	600,000	26,404,051

Total	1,140,418		1,140,000

(1) During the three months ended December 31, 2010, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 418 shares during November 2010 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2) The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits.

Exhibit Number	Exhibit
10.13

Amended and Restated Employees’ Savings-Stock Purchase Plan – incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders filed with the Commission on September 24, 2010

10.21	Directors Compensation Summary Sheet
31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema document
101.CAL*	XBRL taxonomy extension calculation linkbase document
101.LAB*	XBRL taxonomy label linkbase document
101.PRE*	XBRL taxonomy extension presentation linkbase document
101.DEF*	XBLR taxonomy extension definition linkbase document

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: February 9, 2011	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)