Form 10-Q
period 2011-03-31
AUTOMATIC DATA PROCESSING INC
filed 2011-05-06
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2011 was 499,704,802.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries

Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$2,143.5	$1,919.3	$5,828.2	$5,355.1
Interest on funds held for clients	148.6	147.9	404.4	403.5
PEO revenues (A)	445.2	376.0	1,139.8	978.8
TOTAL REVENUES	2,737.3	2,443.2	7,372.4	6,737.4

EXPENSES:
Costs of revenues:
Operating expenses	1,300.3	1,140.3	3,590.5	3,190.6
Systems development and programming costs	155.8	130.0	432.9	376.2
Depreciation and amortization	64.5	60.4	189.4	180.6
TOTAL COSTS OF REVENUES	1,520.6	1,330.7	4,212.8	3,747.4

Selling, general and administrative expenses	577.3	504.9	1,663.0	1,515.5
Interest expense	1.4	1.2	6.9	6.8
TOTAL EXPENSES	2,099.3	1,836.8	5,882.7	5,269.7

Other income, net	(15.0)	(26.6)	(84.3)	(90.0)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	653.0	633.0	1,574.0	1,557.7

Provision for income taxes	229.2	231.4	561.6	558.0

NET EARNINGS FROM CONTINUING OPERATIONS	$423.8	$401.6	$1,012.4	$999.7

Earnings from discontinued operations, net of provision
for income taxes of $6.1 for the three months ended
March 31, 2010 and $7.0 for the nine months ended	-	2.0	-	3.8
March 31, 2010, respectively

NET EARNINGS	$423.8	$403.6	$1,012.4	$1,003.5

Basic Earnings Per Share from Continuing Operations	$0.85	$0.80	$2.05	$1.99
Basic Earnings Per Share from Discontinued Operations	-	-	-	0.01
BASIC EARNINGS PER SHARE	$0.85	$0.80	$2.05	$2.00

Diluted Earnings Per Share from Continuing Operations	$0.85	$0.79	$2.03	$1.98
Diluted Earnings Per Share from Discontinued Operations	-	-	-	0.01
DILUTED EARNINGS PER SHARE	$0.85	$0.80	$2.03	$1.99

Basic weighted average shares outstanding	496.2	502.4	493.2	501.9
Diluted weighted average shares outstanding	501.3	505.5	497.5	504.8

Dividends declared per common share	$0.3600	$0.3400	$1.0600	$1.0100

(A)  Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $4,177.9 and $3,478.6 for the three months ended March 31, 2011 and 2010, respectively, and $11,760.6 and $10,094.1 for the nine months ended March 31, 2011 and 2010, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$1,600.9	$1,643.3
Short-term marketable securities	43.6	27.9
Accounts receivable, net	1,293.8	1,127.7
Other current assets	680.8	673.4
Assets held for sale	12.3	11.8
Total current assets before funds held for clients	3,631.4	3,484.1
Funds held for clients	32,451.9	18,832.6
Total current assets	36,083.3	22,316.7
Long-term marketable securities	96.6	104.3
Long-term receivables, net	125.3	129.4
Property, plant and equipment, net	685.4	673.8
Other assets	815.1	712.3
Goodwill	3,072.0	2,383.3
Intangible assets, net	718.7	542.4
Total assets	$41,596.4	$26,862.2

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$131.8	$150.0
Accrued expenses and other current liabilities	700.5	771.0
Accrued payroll and payroll-related expenses	531.6	448.5
Dividends payable	176.1	164.5
Short-term deferred revenues	378.6	321.5
Income taxes payable	40.1	60.0
Total current liabilities before client funds obligations	1,958.7	1,915.5
Client funds obligations	32,015.4	18,136.7
Total current liabilities	33,974.1	20,052.2
Long-term debt	34.6	39.8
Other liabilities	551.6	528.0
Deferred income taxes	381.7	306.4
Long-term deferred revenues	459.9	456.9
Total liabilities	35,401.9	21,383.3

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7
shares at March 31, 2011 and June 30, 2010;
outstanding, 498.2 and 492.0 shares at March 31, 2011
and June 30, 2010, respectively	63.9	63.9
Capital in excess of par value	479.3	493.0
Retained earnings	11,739.5	11,252.0
Treasury stock - at cost: 140.5 and 146.7 shares
at March 31, 2011 and June 30, 2010, respectively	(6,287.1)	(6,539.5)
Accumulated other comprehensive income	198.9	209.5
Total stockholders’ equity	6,194.5	5,478.9
Total liabilities and stockholders’ equity	$41,596.4	$26,862.2

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net earnings	$1,012.4	$1,003.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	239.2	232.8
Deferred income taxes	51.8	50.8
Stock-based compensation expense	58.5	55.0
Net pension expense	30.3	26.0
Net realized (gain)/loss from the sales of marketable securities	(19.7)	1.3
Net amortization of premiums and accretion of discounts on available-for-sale securities	40.8	43.6
Impairment losses on available-for-sale securities	-	5.3
Impairment losses on assets held for sale	8.6	-
Gains on sales of buildings	(1.8)	(1.5)
Gain on sale of discontinued businesses, net of tax	-	(0.2)
Other	32.5	9.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(71.0)	(91.6)
(Increase)/Decrease in other assets	(91.9)	155.1
Decrease in accounts payable	(42.8)	(19.5)
Decrease in accrued expenses and other liabilities	(26.6)	(183.6)
Operating activities of discontinued operations	-	(0.1)
Net cash flows provided by operating activities	1,220.3	1,286.6

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,621.3)	(2,685.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,315.9	2,592.9
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(12,392.2)	(9,757.5)
Capital expenditures	(122.1)	(76.5)
Additions to intangibles	(58.9)	(87.5)
Acquisitions of businesses, net of cash acquired	(774.7)	(98.9)
Proceeds from the sale of property, plant and equipment	13.1	3.1
Other	5.4	6.9
Investing activities of discontinued operations	-	(0.1)
Proceeds from the sale of businesses included in discontinued operations	-	21.6
Net cash flows used in investing activities	(14,634.8)	(10,081.3)

Cash Flows from Financing Activities:
Net increase in client funds obligations	13,683.6	9,799.7
Payments of debt	(5.3)	(1.3)
Net repayment of commercial paper	-	(730.0)
Repurchases of common stock	(174.8)	(279.2)
Proceeds from stock purchase plan and exercises of stock options	345.5	201.3
Dividends paid	(513.2)	(498.1)
Net cash flows provided by financing activities	13,335.8	8,492.4

Effect of exchange rate changes on cash and cash equivalents	36.3	2.0

Net change in cash and cash equivalents	(42.4)	(300.3)

Cash and cash equivalents, beginning of period	1,643.3	2,265.3

Cash and cash equivalents, end of period	$1,600.9	$1,965.0

See notes to the consolidated financial statements.

 Automatic Data Processing, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)

Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes thereto of Automatic Data Processing, Inc. and its subsidiaries (“ADP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The Consolidated Financial Statements and footnotes thereto are unaudited.  In the opinion of the Company’s management, the Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair statement of the Company’s results for the interim periods.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates.

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

Note 3.  Earnings per Share (“EPS”)

		Effect of	Effect of
		Employee	Employee
		Stock	Restricted
		Option	Stock
	Basic	Shares	Shares	Diluted

Three months ended March 31,

2011
Net earnings from continuing operations	$423.8	$-	$-	$423.8
Weighted average shares (in millions)	496.2	4.5	0.6	501.3
EPS from continuing operations	$0.85			$0.85

2010
Net earnings from continuing operations	$401.6	$-	$-	$401.6
Weighted average shares (in millions)	502.4	2.8	0.3	505.5
EPS from continuing operations	$0.80			$0.79

Nine months ended March 31,

2011
Net earnings from continuing operations	$1,012.4	$-	$-	$1,012.4
Weighted average shares (in millions)	493.2	3.2	1.1	497.5
EPS from continuing operations	$2.05			$2.03

2010
Net earnings from continuing operations	$999.7	$-	$-	$999.7
Weighted average shares (in millions)	501.9	1.8	1.1	504.8
EPS from continuing operations	$1.99			$1.98

Options to purchase 0.7 million and 12.8 million shares of common stock for the three months ended March 31, 2011 and 2010, respectively, and 2.8 million and 19.3 million shares of common stock for the nine months ended March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4.  Other Income, net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest income on corporate funds	$(10.0)	$(10.6)	$(68.8)	$(78.2)
Realized gains on available-for-sale securities	(5.4)	(1.5)	(23.0)	(11.7)
Realized losses on available-for-sale securities	1.0	0.9	3.3	13.0
Realized gain on investment in the Reserve Fund	-	(14.8)	(0.9)	(15.2)
Impairment losses on available-for-sale securities	-	-	-	5.3
Impairment losses on assets held for sale	-	-	8.6	-
Gains on sales of buildings	-	-	(1.8)	(1.5)
Other, net	(0.6)	(0.6)	(1.7)	(1.7)

Other income, net	$(15.0)	$(26.6)	$(84.3)	$(90.0)

Proceeds from sales and maturities of available-for-sale securities were $2,315.9 million and $2,592.9 million for the nine months ended March 31, 2011 and 2010, respectively.

During the nine months ended March 31, 2011, the Company recorded a gain of $0.9 million to other income, net on the Statements of Consolidated Earnings related to the Primary Fund of the Reserve Fund (the “Reserve Fund”). During the three and nine months ended March 31, 2010, the Company recorded gains of $14.8 million and $15.2 million, respectively, to other income, net on the Statements of Consolidated Earnings related to the Reserve Fund.

At September 30, 2010, the Company reclassified assets related to two buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets.  As the carrying amount of the assets held for sale exceeded their fair value less costs to sell, the Company recorded impairment losses of $8.6 million for the nine months ended March 31, 2011.  These two buildings continue to be recorded in assets held for sale at March 31, 2011.

During the nine months ended March 31, 2011, the Company sold two buildings and, as a result, recorded a gain of $1.8 million.  During the nine months ended March 31, 2010, the Company sold a building and recorded a gain of $1.5 million.

At September 30, 2009, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $5.3 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets.  As such, the Company realized impairment losses of $5.3 million during the nine months ended March 31, 2010.  The Company subsequently sold all securities that the Company previously concluded it had the intent to sell.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. ("Broadridge") pursuant to which the Company provides data center outsourcing services, primarily consisting of information technology and service delivery network services. As a result of this agreement, the Company recognized income of $27.7 million and $26.2 million for the three months ended March 31, 2011 and 2010, respectively, which is offset by expenses directly associated with providing such services of $27.1 million and $25.6 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company recognized income of $82.3 million and $78.4 million for the nine months ended March 31, 2011 and 2010, respectively, which is offset by expenses directly associated with providing such services of $80.6 million and $76.7 million. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $9.2 million and $8.9 million as of March 31, 2011 and June 30, 2010, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012.  The Company does not currently anticipate this will have a material impact on its results of operations.

Note 5.  Acquisitions

On August 16, 2010, the Company acquired 100% of the outstanding shares of Cobalt, a leading provider of digital marketing solutions for the automotive industry that aligns with Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy, for approximately $405.4 million in cash, net of cash acquired.

The preliminary purchase price allocation for Cobalt is as follows:

Accounts receivable, net	$42.5
Goodwill	316.6
Identifiable intangible assets	111.6
Other assets	57.5
Total assets acquired	$528.2

Total liabilities acquired	$101.1

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

In addition to Cobalt, the Company acquired seven businesses during the nine months ended March 31, 2011 for approximately $369.3 million, net of cash acquired.  These acquisitions resulted in approximately $277.2 million of goodwill.  Intangible assets acquired, which totaled approximately $133.1 million for these seven acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 9 years.  These seven acquisitions were not material individually or in the aggregate to the Company’s results of operations, financial position or cash flows.

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

Operating results for discontinued operations were as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2010

Revenues	$4.2	$17.2
Earnings from discontinued operations before income taxes	2.5	5.2
Less: Provision for income taxes	0.7	1.6
Net earnings from discontinued operations before gain on disposal of discontinued operations	$1.8	$3.6
Gain on disposal of discontinued operations, net of provision for income taxes of $5.4 for the three and nine months ended March 31, 2010	$0.2	$0.2
Net earnings from discontinued operations	$2.0	$3.8

There were no assets or liabilities of discontinued operations as of March 31, 2011 or June 30, 2010.

Note 7.  Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$17,522.7	$-	$-	$17,522.7
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,519.0	188.0	(31.5)	6,675.5
Corporate bonds	5,631.4	211.1	(31.7)	5,810.8
Asset-backed securities	564.7	27.5	-	592.2
Canadian government obligations and
Canadian government agency obligations	1,059.6	20.4	(1.5)	1,078.5
Other securities	2,429.1	95.8	(11.6)	2,513.3

Total available-for-sale securities	16,203.8	542.8	(76.3)	16,670.3

Total corporate investments and funds
held for clients	$33,726.5	$542.8	$(76.3)	$34,193.0

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$5,091.1	$-	$-	$5,091.1
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,631.0	280.7	(0.2)	5,911.5
Corporate bonds	5,080.7	261.2	(9.0)	5,332.9
Asset-backed securities	923.5	45.3	-	968.8
Canadian government obligations and
Canadian government agency obligations	998.6	33.9	-	1,032.5
Other securities	2,172.3	100.0	(1.0)	2,271.3

Total available-for-sale securities	14,806.1	721.1	(10.2)	15,517.0

Total corporate investments and funds
held for clients	$19,897.2	$721.1	$(10.2)	$20,608.1

At March 31, 2011, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") with fair values of $3,595.9 million, $880.4 million and $831.9 million, respectively.  At June 30, 2010, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Freddie Mac and Fannie Mae with fair values of $2,615.5 million, $1,136.1 million and $933.6 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that carries a credit rating of primarily AAA, as rated by Moody's and Standard & Poor's and has maturities ranging from April 2011 through  February 2021.

At March 31, 2011, asset-backed securities primarily include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $333.9 million, $212.3 million and $45.5 million, respectively.  At June 30, 2010, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $548.6 million, $307.8 million and $112.4 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2011.

At March 31, 2011, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $549.0 million, municipal bonds of $503.0 million, Canadian provincial bonds of $430.9 million, supranational bonds of $374.5 million, sovereign bonds of $350.0 million, AAA rated mortgage-backed securities of $146.2 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $129.8 million.  At June 30, 2010, other securities and their fair value primarily represent AAA rated commercial mortgage-backed securities of $707.4 million, municipal bonds of $469.5 million, supranational bonds of $322.7 million, Canadian provincial bonds of $308.5 million, sovereign bonds of $181.8 million, corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $131.3 million and AAA rated mortgage-backed securities of $131.0 million that are guaranteed by Fannie Mae and Freddie Mac.  The Company's AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2011	2010

Corporate investments:
Cash and cash equivalents	$1,600.9	$1,643.3
Short-term marketable securities	43.6	27.9
Long-term marketable securities	96.6	104.3
Total corporate investments	$1,741.1	$1,775.5

Funds held for clients represent assets whose underlying investments, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2011	2010

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$15,921.8	$3,447.8
Restricted short-term marketable securities held
to satisfy client funds obligations	3,023.1	2,768.7
Restricted long-term marketable securities held
to satisfy client funds obligations	13,507.0	12,616.1
Total funds held for clients	$32,451.9	$18,832.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $32,015.4 million and $18,136.7 million as of March 31, 2011 and June 30, 2010, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and those related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 87% and 85% of the available-for-sale securities were rated AAA or AA at March 31, 2011 and June 30, 2010, respectively, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at March 31, 2011 and June 30, 2010.

Available-for-sale securities as of March 31, 2011 that have been in an unrealized loss position, all for periods of less than 12 months, are as follows:

	Unrealized	Fair market
	losses	value

U.S. Treasury and direct obligations of
U.S. government agencies	$(31.5)	$1,177.0
Corporate bonds	(31.7)	1,156.2
Canadian government obligations and
Canadian government agency obligations	(1.5)	68.4
Asset backed securities	-	5.3
Other securities	(11.6)	494.3

	$(76.3)	$2,901.2

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2010 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$-	$28.0	$(0.2)	$6.5	$(0.2)	$34.5
Corporate bonds	(9.0)	210.5	-	-	(9.0)	210.5
Asset backed securities	-	2.4	-	-	-	2.4
Other securities	(1.0)	22.7	-	-	(1.0)	22.7

	$(10.0)	$263.6	$(0.2)	$6.5	$(10.2)	$270.1

Expected maturities of available-for-sale securities at March 31, 2011 are as follows:

Due in one year or less	$3,066.7
Due after one year to two years	3,390.2
Due after two years to three years	1,946.5
Due after three years to four years	2,815.6
Due after four years	5,451.3

Total available-for-sale securities	$16,670.3

At March 31, 2011, the Company concluded that it did not have the intent to sell securities in an unrealized loss position as of March 31, 2011 and that the Company would not be required to sell such securities in an unrealized loss position before recovery.  Additionally, the Company evaluated the securities in an unrealized loss position to determine the nature of the losses, utilizing a variety of quantitative and qualitative factors, including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis.  At March 31, 2011, the Company concluded that unrealized losses on available-for-sale securities held at March 31, 2011 were not credit losses and were attributable to other factors, primarily changes in interest rates.  As a result, the Company concluded that the $76.3 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at March 31, 2011.

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

The following table presents the Company's assets measured at fair value on a recurring basis at March 31, 2011.  Included in the table are available-for-sale securities within corporate investments of $140.2 million and funds held for clients of $16,530.1 million.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of
U.S. government agencies	$-	$6,675.5	$-	$6,675.5
Corporate bonds	-	5,810.9	-	5,810.9
Asset-backed securities	-	592.1	-	592.1
Canadian government obligations and
Canadian government agency obligations	-	1,078.5	-	1,078.5
Other securities	25.0	2,488.3	-	2,513.3
Total available-for-sale securities	$25.0	$16,645.3	$-	$16,670.3

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

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	March 31, 2011		June 30, 2010
	Current	Long-term	Current	Long-term

Trade receivables	$1,268.4	$-	$1,076.3	$-
Notes receivable	92.3	148.5	110.3	155.0
Less:
Allowance for doubtful accounts - trade receivables	(49.4)	-	(39.6)	-
Allowance for doubtful accounts - notes receivable	(8.7)	(14.5)	(9.4)	(16.1)
Unearned income-notes receivable	(8.8)	(8.7)	(9.9)	(9.5)

Total	$1,293.8	$125.3	$1,127.7	$129.4

The Company determines the allowance for doubtful accounts related to notes receivable based upon a specific reserve for known collection issues, as well as a non-specific reserve based upon aging, both of which are based upon history of such losses and current economic conditions. Based upon our methodology, the notes receivable balances with specific and non-specific reserves and the specific and non-specific reserves associated with those balances are as follows:

	March 31, 2011
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$2.5	$4.2	$2.5	$4.2
Non-specific Reserve	89.8	144.3	6.2	10.3
Total	$92.3	$148.5	$8.7	$14.5

	June 30, 2010
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$3.8	$6.6	$3.8	$6.6
Non-specific Reserve	106.5	148.4	5.6	9.5
Total	$110.3	$155.0	$9.4	$16.1

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2010	$9.4	$16.1
Incremental provision	1.3	2.2
Recoveries	(0.7)	(1.5)
Chargeoffs	(1.3)	(2.3)

Balance at March 31, 2011	$8.7	14.5

As of both March 31, 2011 and June 30, 2010, the allowance for doubtful accounts as a percentage of notes receivable is approximately 10%.

Notes receivable aged over 30 days past due are considered delinquent.  Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables is applied towards principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  At March 31, 2011, the Company had $1.8 million in notes receivable on non-accrual status, including $0.5 million of notes receivable aged over 60 days past due.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the automotive industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at March 31, 2011 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivables	$2.0	$0.5

At March 31, 2011, approximately 99% of notes receivable are current.  During the nine months ended March 31, 2011, the charge-offs as a percentage of notes receivable were 1%.

Note 10.  Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2011 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2010	$1,611.3	$4.8	$767.2	$2,383.3
Additions and other adjustments, net	262.1	-	334.4	596.5
Currency translation adjustments	61.7	-	30.5	92.2

Balance as of March 31, 2011	$1,935.1	$4.8	$1,132.1	$3,072.0

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2011	2010
Intangible assets:
Software and software licenses	$1,293.4	$1,160.0
Customer contracts and lists	816.5	640.3
Other intangibles	237.1	209.5
	2,347.0	2,009.8
Less accumulated amortization:
Software and software licenses	(1,043.2)	(946.0)
Customer contracts and lists	(429.0)	(375.6)
Other intangibles	(156.1)	(145.8)
	(1,628.3)	(1,467.4)
Intangible assets, net	$718.7	$542.4

Other intangibles consist primarily of purchased rights, covenants not to compete, patents and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 8 years (4 years for software and software licenses, 11 years for customer contracts and lists, and 8 years for other intangibles).  Amortization of intangible assets totaled $45.0 million and $39.6 million for the three months ended March 31, 2011 and 2010, respectively, and totaled $130.3 million and $115.7 million for the nine months ended March 31, 2011 and 2010, respectively.

Estimated future amortization expense of the Company's existing intangible assets is as follows:

Amount
Three months ending June 30, 2011	$44.3
Twelve months ending June 30, 2012	$163.1
Twelve months ending June 30, 2013	$118.8
Twelve months ending June 30, 2014	$85.9
Twelve months ending June 30, 2015	$65.2
Twelve months ending June 30, 2016	$49.0

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during the nine months ended March 31, 2011.

Note 11.  Short-term Financing

The Company has a $2.5 billion, 364-day credit agreement with a group of lenders that matures in June 2011. In addition, the Company has a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2011 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.25 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At March 31, 2011 and June 30, 2010, the Company had no commercial paper outstanding.  For the three months ended March 31, 2011 and 2010, the Company’s average borrowings were $0.6 billion at a weighted average interest rate of 0.2% for both periods.  For the nine months ended March 31, 2011 and 2010, the Company's average borrowings were $1.7 billion and $1.8 billion, respectively, at a weighted average interest rate of 0.2% for both periods. The weighted average maturity of the Company’s commercial paper during each of the three and nine months ended March 31, 2011 and 2010 was less than two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements.  These agreements are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $2 billion available to it on a committed basis under these reverse repurchase agreements.  At March 31, 2011 and June 30, 2010, there were no outstanding obligations under reverse repurchase agreements.  For the three months ended March 31, 2011 and 2010, the Company had average outstanding balances under reverse repurchase agreements of $160.3 million and $109.0 million, respectively, at weighted average interest rates of 0.8% and 0.2%, respectively.  For the nine months ended March 31, 2011 and 2010, the Company had average outstanding balances under reverse repurchase agreements of $439.0 million and $367.8 million, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively.

Note 12.  Debt

Components of long-term debt are as follows:

	March 31,	June 30,
	2011	2010

Industrial revenue bonds	$21.6	$25.4
Secured financing	15.8	17.2

	37.4	42.6
Less: current portion	(2.8)	(2.8)
	$34.6	$39.8

The fair value of the industrial revenue bonds and other debt included above approximates carrying value.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards.  Stock-based compensation expense of $21.8 million and $18.2 million was recognized in earnings from continuing operations for the three months ended March 31, 2011 and 2010, respectively, as well as related tax benefits of $8.2 million and $6.8 million, respectively.  Stock-based compensation expense of $58.5 million and $55.0 million was recognized in earnings from continuing operations for the nine months ended March 31, 2011 and 2010, respectively, as well as related tax benefits of $21.8 million and $17.6 million, respectively.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Operating expenses	$4.2	$3.1	$10.8	$9.6
Selling, general and administrative expenses	13.6	12.1	37.4	37.5
System development and programming costs	4.0	3.0	10.3	7.9
Total pretax stock-based compensation expense	$21.8	$18.2	$58.5	$55.0

As of March 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards was $12.2 million and $51.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.6 years and 1.3 years, respectively.

During the nine months ended March 31, 2011, the following activity occurred under our existing plans:

Stock Options:

	Number	Weighted
	of Options	Average Price
	(in thousands)	(in dollars)

Options outstanding at
July 1, 2010	35,000	$41
Options granted	1,398	$38
Options exercised	(8,384)	$41
Options canceled	(3,112)	$53

Options outstanding at
March 31, 2011	24,902	$40

Performance-Based Restricted Stock:

Number
of Shares
(in thousands)

Restricted shares outstanding
at July 1, 2010	1,112
Restricted shares granted	1,388
Restricted shares vested	(1,075)
Restricted shares forfeited	(56)

Restricted shares outstanding
at March 31, 2011	1,369

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

The fair value for stock options granted was estimated at the date of grant with the following assumptions:

	Nine Months Ended
	March 31,
	2011	2010
Risk-free interest rate	1.4% - 2.4%	2.3% - 2.6%
Dividend yield	2.9% - 3.3%	3.2% - 3.4%
Weighted average volatility factor	24.5% - 24.9%	25.9% - 30.4%
Weighted average expected life (in years)	5.1 - 5.2	5.0 - 5.1
Weighted average fair value (in dollars)	$7.59	$7.05

B.  Pension Plans

The components of net pension expense were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost – benefits earned during the period	$13.1	$11.9	$39.3	$35.7
Interest cost on projected benefits	14.1	14.7	42.3	44.4
Expected return on plan assets	(22.1)	(19.1)	(66.3)	(57.4)
Net amortization and deferral	5.0	1.1	15.0	3.3
Net pension expense	$10.1	$8.6	$30.3	$26.0

During the nine months ended March 31, 2011, the Company contributed $156.5 million to the pension plans and expects to contribute approximately $2.0 million during the remainder of the fiscal year ending June 30, 2011 (“fiscal 2011”).

Note 14.  Income Taxes

The effective tax rate for the three months ended March 31, 2011 and 2010 was 35.1% and 36.6%, respectively. When compared to the effective tax rate for the three months ended March 31, 2010, the reduction in the effective tax rate for the three months ended March 31, 2011 is attributable to a decrease in federal and state income tax expense and a favorable mix of earnings in foreign jurisdictions.

The effective tax rate for the nine months ended March 31, 2011 and 2010 was 35.7% and 35.8%, respectively.  The reduction in the effective tax rate for the nine months ended March 31, 2011 is due to the resolution of certain tax matters in the nine month period ended March 31, 2010 that resulted in a decrease to the effective tax rate of 0.8 percentage points for that period, offset by a decrease in federal and state income tax expense and a favorable mix of earnings in foreign jurisdictions for the nine months ended March 31, 2011.

Note 15.  Commitments and Contingencies

In September 2010, a purported class action lawsuit was filed against the Company in Superior Court of the State of California, County of Los Angeles.  The lawsuit was subsequently removed to the United States District Court, Central District of California, Western Division.  The complaint alleges that the Company unlawfully handled certain client calls and seeks statutory damages.  The services at issue were performed by an independent third-party vendor, and the Company believes that it has the contractual right to full indemnification from this vendor for any potential losses it might incur with respect to the matter.

In April 2011, the Company and the third-party vendor entered into an agreement with the plaintiff to settle the matter subject to court approval.  As part of the settlement, the Company is to be dismissed from the action and the third-party vendor will pay all settlement amounts.  The third-party vendor is also paying all of the Company’s legal fees and costs associated with defense of the matter.  A class action settlement agreement is expected to be submitted to the court for preliminary approval in the fourth quarter of fiscal 2011.

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

The Company had no derivative financial instruments outstanding at March 31, 2011 or June 30, 2010.

Note 17. Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net earnings	$423.8	$403.6	$1,012.4	$1,003.5
Other comprehensive income:
Currency translation adjustments	58.8	(63.7)	143.2	(2.9)
Unrealized gain (loss) on available-for-sale
securities, net of tax	(59.7)	17.6	(156.7)	110.4
Pension liability adjustment, net of tax	2.3	1.7	2.9	3.2
Comprehensive income	$425.2	$359.2	$1,001.8	$1,114.2

Note 18. Interim Financial Data by Segment

The Company's strategic business units are aggregated into the following three reportable segments:  Employer Services, PEO Services and Dealer Services.  The primary components of "Other" are financing transactions related to the sale of computer systems, corporate allocations and certain expenses that have not been charged to the reportable segments, including stock-based compensation -expense.  Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  The prior year reportable segments' revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated budgeted foreign exchange rates for fiscal 2011.  In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  The reportable segments' results also include an internal cost of capital charge related to the funding of acquisitions and other investments.  All of these adjustments/charges are reconciling items to the Company's reportable segments' revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Employer Services	$1,925.1	$1,768.8	$5,147.3	$4,801.0
PEO Services	447.8	378.5	1,147.3	985.9
Dealer Services	391.5	304.5	1,103.2	904.6
Other	3.7	5.4	10.0	14.4
Reconciling items:
Foreign exchange	48.1	41.0	107.8	124.8
Client fund interest	(78.9)	(55.0)	(143.2)	(93.3)
Total	$2,737.3	$2,443.2	$7,372.4	$6,737.4

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Employer Services	$646.9	$600.2	$1,455.1	$1,384.7
PEO Services	37.8	30.0	102.0	97.9
Dealer Services	67.5	58.6	175.8	157.0
Other	(58.5)	(33.9)	(110.2)	(81.9)
Reconciling items:
Foreign exchange	8.9	7.4	11.8	14.6
Client fund interest	(78.9)	(55.0)	(143.2)	(93.3)
Cost of capital charge	29.3	25.7	82.7	78.7
Total	$653.0	$633.0	$1,574.0	$1,557.7

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

RESULTS OF OPERATIONS

Executive Overview

While ADP’s fiscal 2010 was a challenging year and our results were impacted by the economic downturn, including high unemployment levels, record-low interest rates and volatile financial markets, during the first nine months of fiscal 2011 we have seen positive trends in our key business metrics.  The improving economy, coupled with our investments in client service, resulted in increased client revenue retention in Employer Services, as well as an increase in pays per control in the U.S.  We have continued to see growth in PEO Services in the first nine months of fiscal 2011, with increases in average worksite employees driving growth in the business.  Within Dealer Services, the automotive sector continued to stabilize and we are beginning to see dealership closures subsiding and transactional revenues related to credit checks and vehicle registrations increasing.

We continue to have a strong business model, which has predominately recurring revenues, excellent margins from the ability to generate consistent, healthy cash flows, strong client retention and low capital expenditure requirements.  During the first nine months of fiscal 2011, we have continued to return excess cash to our shareholders.  In addition, in the first nine months of fiscal 2011, we have also raised the dividend payout per share for the 36th consecutive year. We invest our clients’ funds in accordance with ADP’s prudent and conservative investment guidelines. The safety, liquidity and diversification of our clients’ funds are the foremost objectives of our investment strategy.

Lastly, in the first nine months of fiscal 2011, we completed the acquisition of eight businesses, including Cobalt, a leading provider of digital marketing solutions for the automotive industry.  The Cobalt acquisition aligns with ADP Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy. We expect that these acquisitions will not have a material impact on our earnings for fiscal 2011.

Analysis of Consolidated Operations

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change

Total revenues	$2,737.3	$2,443.2	$294.1	12%

Costs of revenues:
Operating expenses	$1,300.3	$1,140.3	$160.0	14%
Systems development and
programming costs	155.8	130.0	25.8	20%
Depreciation and amortization	64.5	60.4	4.1	7%
Total costs of revenues	$1,520.6	$1,330.7	$189.9	14%

Selling, general and
administrative expenses	577.3	504.9	72.4	14%
Interest expense	1.4	1.2	0.2	17%
Total expenses	$2,099.3	$1,836.8	$262.5	14%

Other income, net	$(15.0)	$(26.6)	$(11.6)	(44)%
Earnings from continuing
operations before income
taxes	$653.0	$633.0	$20.0	3%
Margin	24%	26%

Provision for income taxes	$229.2	$231.4	$(2.2)	(1)%
Effective tax rate	35.1%	36.6%

Net earnings from
continuing operations	$423.8	$401.6	$22.2	6%

Earnings from discontinued
operations	$-	$2.0	$(2.0)	(100)%

Diluted earnings per share
from continuing operations	$0.85	$0.79	$0.06	8%

	Nine Months Ended
	March 31,
	2011	2010	$ Change	% Change

Total revenues	$7,372.4	$6,737.4	$635.0	9%

Costs of revenues:
Operating expenses	$3,590.5	$3,190.6	$399.9	13%
Systems development and
programming costs	432.9	376.2	56.7	15%
Depreciation and amortization	189.4	180.6	8.8	5%
Total costs of revenues	$4,212.8	$3,747.4	$465.4	12%

Selling, general and
administrative expenses	$1,663.0	$1,515.5	$147.5	10%
Interest expense	6.9	6.8	0.1	1%
Total expenses	$5,882.7	$5,269.7	$613.0	12%

Other income, net	$(84.3)	$(90.0)	$(5.7)	(6)%
Earnings from continuing
operations before income
taxes	$1,574.0	$1,557.7	$16.3	1%
Margin	21%	23%

Provision for income taxes	$561.6	$558.0	$3.6	1%
Effective tax rate	35.7%	35.8%

Net earnings from
continuing operations	$1,012.4	$999.7	$12.7	1%

Earnings from discontinued
operations	$-	$3.8	$(3.8)	(100)%

Diluted earnings per share
from continuing operations	$2.03	$1.98	$0.05	3%

Total Revenues

Total revenues grew 12%, to $2,737.3 million for the three months ended March 31, 2011, from $2,443.2 million for the three months ended March 31, 2010, due to increases in revenues in Employer Services of 9%, or $156.3 million, to $1,925.1 million, PEO Services of 18%, or $69.3 million, to $447.8 million, and Dealer Services of 29%, or $87.0 million, to $391.5 million.  In addition, our revenues increased by $2.5 million due to changes in foreign currency exchange rates.  Total revenues would have increased approximately 7% without the impact of recently completed acquisitions.

Total revenues for the three months ended March 31, 2011 include interest on funds held for clients of $148.6 million, as compared to $147.9 million for the three months ended March 31, 2010.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balances of 12%, to $20.6 billion, for the three months ended March 31, 2011, offset by a decrease in the average interest rate earned to 2.9% during the three months ended March 31, 2011 as compared to 3.2% for the three months ended March 31, 2010.

Total revenues grew 9%, to $7,372.4 million for the nine months ended March 31, 2011, from $6,737.4 million for the nine months ended March 31, 2010, due to increases in revenues in Employer Services of 7%, or $346.3 million, to $5,147.3 million, PEO Services of 16%, or $161.4 million, to $1,147.3 million, and Dealer Services of 22%, or $198.6 million, to $1,103.2 million.  Such increases were partially offset by changes in foreign currency exchange rates, which reduced our revenues by $27.8 million.  Total revenues would have increased approximately 5% without the impact of recently completed acquisitions.

Total revenues for the nine months ended March 31, 2011 include interest on funds held for clients of $404.4 million, as compared to $403.5 million for the nine months ended March 31, 2010.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balances of 10%, to $16.3 billion, for the nine months ended March 31, 2011, offset by a decrease in the average interest rate earned to 3.3% during the nine months ended March 31, 2011 as compared to 3.6% for the nine months ended March 31, 2010.

Total Expenses

Total expenses increased 14%, to $2,099.3 million for the three months ended March 31, 2011, from $1,836.8 million for the three months ended March 31, 2010.  The increase in our consolidated expenses was due to an increase in operating expenses of $160.0 million, an increase in selling, general and administrative expenses of $72.4 million and an increase in systems development and programming expenses of $25.8 million.

Total expenses increased 12%, to $5,882.7 million for the nine months ended March 31, 2011, from $5,269.7 million for the nine months ended March 31, 2010.  The increase in our consolidated expenses was due to an increase in operating expenses of $399.9 million, an increase in selling, general and administrative expenses of $147.5 million and an increase in systems development and programming expenses of $56.7 million.

Total costs of revenues increased 14%, to $1,520.6 million for the three months ended March 31, 2011, from $1,330.7 million for the three months ended March 31, 2010, due to an increase in operating expenses of $160.0 million and an increase in systems development and programming expenses of $25.8 million.

Total costs of revenues increased 12%, to $4,212.8 million for the nine months ended March 31, 2011, from $3,747.4 million for the nine months ended March 31, 2010, due to an increase in operating expenses of $399.9 million and an increase in systems development and programming expenses of $56.7 million.

Operating expenses increased $160.0 million, or 14%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $349.6 million for the three months ended March 31, 2011, which included costs for benefits coverage of $238.6 million and costs for workers compensation and payment of state unemployment taxes of $111.0 million.  These costs were $294.5 million for the three months ended March 31, 2010, which included costs for benefits coverage of $208.1 million and costs for workers compensation and payment of state unemployment taxes of $86.4 million.  The increase in operating expenses is also due to operating expenses related to businesses acquired of $68.0 million and higher expenses in Employer Services of $13.1 million related to increased service costs for investment in client-facing associates.

Operating expenses increased $399.9 million, or 13%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $880.3 million for the nine months ended March 31, 2011, which included costs for benefits coverage of $691.1 million and costs for workers compensation and payment of state unemployment taxes of $189.2 million.  These costs were $748.5 million for the nine months ended March 31, 2010, which included costs for benefits coverage of $599.9 million and costs for workers compensation and payment of state unemployment taxes of $148.6 million.  The increase in operating expenses is also due to operating expenses related to businesses acquired of $156.2 million and higher expenses in Employer Services of $37.0 million related to increased service costs for investment in client-facing associates.  Additionally, operating expenses increased due to the settlement of a PEO Services state unemployment matter that reduced operating expenses by $9.2 million during the nine months ended March 31, 2010.  Such increases were partially offset by a decrease of approximately $18.0 million due to changes in foreign currency exchange rates.

Systems development and programming expenses increased $25.8 million, or 20%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 due to businesses acquired of $12.0 million.

Systems development and programming expenses increased $56.7 million, or 15%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010 due to businesses acquired of $29.8 million, partially offset by a decrease of approximately $3.4 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $72.4 million, or 14%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, which was attributable to higher selling expenses of $26.3 million due to increases in headcount over prior year levels and due to selling, general and administrative expenses of acquired businesses of $28.5 million.

Selling, general and administrative expenses increased $147.5 million, or 10%, for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, which was attributable to higher selling expenses of $73.6 million due to increases in headcount over prior year levels and due to selling, general and administrative expenses of acquired businesses of $74.2 million.  Such increases were partially offset by an asset impairment charge of $6.8 million during the three months ended September 30, 2009 related to the announcement by General Motors Company that it will shut down its Saturn division.  Lastly, there was a decrease of $8.3 million due to changes in foreign currency exchange rates.

Other income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2011	2010	$ Change	2011	2010	$ Change
Interest income on corporate funds	$(10.0)	$(10.6)	$(0.6)	$(68.8)	$(78.2)	$(9.4)
Realized gains on available-for-sale securities	(5.4)	(1.5)	3.9	(23.0)	(11.7)	11.3
Realized losses on available-for-sale securities	1.0	0.9	(0.1)	3.3	13.0	9.7
Realized gains on investment in the Reserve Fund	-	(14.8)	(14.8)	(0.9)	(15.2)	(14.3)
Impairment losses on available-for-sale securities	-	-	-	-	5.3	5.3
Impairment losses on assets held for sale	-	-	-	8.6	-	(8.6)
Gain on sales of buildings	-	-	-	(1.8)	(1.5)	0.3
Other, net	(0.6)	(0.6)	-	(1.7)	(1.7)	-

Other income, net	$(15.0)	$(26.6)	$(11.6)	$(84.3)	$(90.0)	$(5.7)

Other income, net decreased $11.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the change in the gain the Company realized on the Primary Fund of the Reserve Fund (the “Reserve Fund”) of $14.8 million during the three months ended March 31, 2010.  This decrease was partially offset by an increase in realized gains on available-for-sale securities of $3.9 million.

Other income, net decreased $5.7 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 due to the change in the gain the Company realized on the Reserve Fund during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, which reduced other income, net by $14.3 million.  Additionally, other income, net decreased due to an $8.6 million impairment loss on assets held for sale recorded during the nine months ended March 31, 2011 and a $9.4 million decrease in interest income on corporate funds due to lower average interest rates and a decrease in average daily balances.  Average interest rates earned decreased from 2.7% for the nine months ended March 31, 2010 to 2.6% for the nine months ended March 31, 2011.  Average daily balances decreased from $3.9 billion for the nine months ended March 31, 2010 to $3.5 billion for the nine months ended March 31, 2011.  Such decreases in other income, net were partially offset by an increase in realized gains on available-for-sale securities and a decrease in realized losses on available-for-sale securities, which together increased other income, net by $21.0 million.  Other income, net for the nine months ended March 31, 2010 also included a $5.3 million impairment loss on available-for-sale securities.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $20.0 million, or 3%, from $633.0 million for the three months ended March 31, 2010 to $653.0 million for the three months ended March 31, 2011 due to the increase in revenues, partially offset by the increase in expenses discussed above.  Overall margin decreased from 26% for the three months ended March 31, 2010 to 24% for the three months ended March 31, 2011, with approximately 100 basis points of the margin decline coming from acquisitions.

Earnings from continuing operations before income taxes increased $16.3 million, or 1%, from $1,557.7 million for the nine months ended March 31, 2010 to $1,574.0 million for the nine months ended March 31, 2011 due to the increase in revenues, partially offset by the increase in expenses discussed above.  Overall margin decreased from 23% for the nine months ended March 31, 2010 to 21% for the nine months ended March 31, 2011, with approximately 90 basis points of the margin decline coming from acquisitions.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2011 and 2010 was 35.1% and 36.6%, respectively. When compared to the effective tax rate for the three months ended March 31, 2010, the reduction in the effective tax rate for the three months ended March 31, 2011 is attributable to a decrease in federal and state income tax expense and a favorable mix of earnings in foreign jurisdictions.

The effective tax rate for the nine months ended March 31, 2011 and 2010 was 35.7% and 35.8%, respectively.  The reduction in the effective tax rate for the nine months ended March 31, 2011 is due to the resolution of certain tax matters in the nine month period ended March 31, 2010 that resulted in a decrease to the effective tax rate of 0.8 percentage points for that period, offset by a decrease in federal and state income tax expense and a favorable mix of earnings in foreign jurisdictions for the nine months ended March 31, 2011.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $22.2 million to $423.8 million for the three months ended March 31, 2011 compared to $401.6 million for the three months ended March 31, 2010, and diluted earnings per share from continuing operations increased from $0.79 for the three months ended March 31, 2010 to $0.85 for the three months ended March 31, 2011.

Net earnings from continuing operations increased $12.7 million to $1,012.4 million for the nine months ended March 31, 2011 compared to $999.7 million for the nine months ended March 31, 2010, and diluted earnings per share from continuing operations increased from $1.98 for the nine months ended March 31, 2010 to $2.03 for the nine months ended March 31, 2011.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Employer Services	$1,925.1	$1,768.8	$156.3	9%	$5,147.3	$4,801.0	$346.3	7%
PEO Services	447.8	378.5	69.3	18%	1,147.3	985.9	161.4	16%
Dealer Services	391.5	304.5	87.0	29%	1,103.2	904.6	198.6	22%
Other	3.7	5.4	(1.7)		10.0	14.4	(4.4)
Reconciling items:
Foreign exchange	48.1	41.0	7.1		107.8	124.8	(17.0)
Client fund interest	(78.9)	(55.0)	(23.9)		(143.2)	(93.3)	(49.9)
Total	$2,737.3	$2,443.2	$294.1	12%	$7,372.4	$6,737.4	$635.0	9%

	Earnings from Continuing Operations before Income taxes
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Employer Services	$646.9	$600.2	$46.7	8%	$1,455.1	$1,384.7	$70.4	5%
PEO Services	37.8	30.0	7.8	26%	102.0	97.9	4.1	4%
Dealer Services	67.5	58.6	8.9	15%	175.8	157.0	18.8	12%
Other	(58.5)	(33.9)	(24.6)		(110.2)	(81.9)	(28.3)
Reconciling items:
Foreign exchange	8.9	7.4	1.5		11.8	14.6	(2.8)
Client fund interest	(78.9)	(55.0)	(23.9)		(143.2)	(93.3)	(49.9)
Cost of capital charge	29.3	25.7	3.6		82.7	78.7	4.0
Total	$653.0	$633.0	$20.0	3%	$1,574.0	$1,557.7	$16.3	1%

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

Employer Services

Revenues

Employer Services' revenues increased $156.3 million, or 9%, to $1,925.1 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Revenues for our Employer Services business would have increased approximately 7% without the impact of recently completed acquisitions.

Revenues from our payroll and tax filing businesses increased 5% for the three months ended March 31, 2011 due to higher average client fund balances, improved worldwide client retention and an increase in pays per control in the U.S.  We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment increased $24.5 million for the three months ended March 31, 2011 due to the increase in average client fund balances from $18.2 billion for the three months ended March 31, 2010 to $20.4 billion for the three months ended March 31, 2011.  Our worldwide client retention rate increased by 1.9 percentage points for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 126,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.7% for the three months ended March 31, 2011.  Revenues from our "beyond payroll" services increased 15% for the three months ended March 31, 2011 due to an increase in the number of clients utilizing our HR Benefits and Compliance solutions, as well as due to acquisitions.

Employer Services' revenues increased $346.3 million, or 7%, to $5,147.3 million for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  Revenues for our Employer Services business would have increased approximately 5% without the impact of recently completed acquisitions.

Revenues from our payroll and tax filing businesses increased 2% for the nine months ended March 31, 2011 due to higher average client fund balances, improved worldwide client retention and an increase in pays per control in the U.S., partially offset by timing of certain revenues related to calendar year-end activities.  We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the Employer Services segment increased $50.4 million for the nine months ended March 31, 2011 due to the increase in average client fund balances from $14.6 billion for the nine months ended March 31, 2010 to $16.1 billion for the nine months ended March 31, 2011.  Our worldwide client retention rate increased by 1.5 percentage points for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 126,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.3% for the nine months ended March 31, 2011.  Revenues from our "beyond payroll" services increased 14% for the nine months ended March 31, 2011 due to an increase in the number of clients utilizing our HR Benefits, Compliance and Retirement Services solutions, as well as due to acquisitions.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $46.7 million, or 8%, to $646.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase was due to the increase in revenues of $156.3 million discussed above, which was partially offset by an increase in expenses of $109.6 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the three months ended March 31, 2011 due to increases in sales and service headcount over prior year levels.  Overall margin decreased from 33.9% to 33.6% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, which includes approximately 90 basis points of the margin decline coming from acquisitions.

Earnings from continuing operations before income taxes increased $70.4 million, or 5%, to $1,455.1 million for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  The increase was due to the increase in revenues of $346.3 million discussed above, which was partially offset by an increase in expenses of $275.9 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the nine months ended March 31, 2011 due to increases in sales and service headcount over prior year levels.  Overall margin decreased from 28.8% to 28.3% for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, which includes approximately 50 basis points of the margin decline coming from acquisitions.

PEO Services

Revenues

PEO Services' revenues increased $69.3 million, or 18%, to $447.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to a 13% increase in the average number of worksite employees.  The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of new clients and growth in our existing clients.  Revenues associated with benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $55.1 million due to the increase in the average number of worksite employees, as well as increases in health care costs.  Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $9.3 million for the three months ended March 31, 2011 due to the increase in the average number of worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the PEO Services segment increased $0.1 million for the three months ended March 31, 2011, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base.  Average client funds balances were $0.2 billion for the three months ended March 31, 2011 and were $0.2 billion for the three months ended March 31, 2010.

PEO Services' revenues increased $161.4 million, or 16%, to $1,147.3 million for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 due to an 11% increase in the average number of worksite employees.  The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of new clients and growth in our existing clients.  Revenues associated with benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees that were billed to our clients increased $131.8 million due to the increase in the average number of worksite employees, as well as increases in health care costs.  Administrative revenues increased $21.2 million for the nine months ended March 31, 2011 due to the increase in the average number of worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services' results are not influenced by changes in interest rates.  Interest on client funds recorded within the PEO Services segment increased $0.4 million for the nine months ended March 31, 2011, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base.  Average client funds balances were $0.2 billion for the nine months ended March 31, 2011 and were $0.2 billion for the nine months ended March 31, 2010.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $7.8 million, or 26%, to $37.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Earnings from continuing operations before income taxes increased due to growth in earnings related to an increase in the number of average worksite employees.

Earnings from continuing operations before income taxes increased $4.1 million, or 4%, to $102.0 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  Earnings from continuing operations before income taxes increased due to growth in earnings related to an increase in the number of average worksite employees.  The increase was partially offset by the settlement of a state unemployment tax matter, which increased earnings before income taxes by $9.2 million during the nine months ended March 31, 2010.

Dealer Services

Revenues

Dealer Services' revenues increased $87.0 million, or 29%, to $391.5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Revenues for our Dealer Services business would have increased approximately 3% for the three months ended March 31, 2011 without the impact of recently completed acquisitions, which increased revenues by $77.0 million.  Revenues increased by $10.0 million due to new clients and growth in our key products during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The growth in our key products was driven by increased users for Application Service Provider ("ASP") managed services and growth in hosted IP telephony, as well as an increase in transaction revenues due to higher credit checks and vehicle registrations.

Dealer Services' revenues increased $198.6 million, or 22%, to $1,103.2 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  Revenues for our Dealer Services business would have increased approximately 3% for the nine months ended March 31, 2011 without the impact of recently completed acquisitions, which increased revenues by $174.1 million.  Revenues increased by $24.5 million due to new clients and growth in our key products during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010.  The growth in our key products was driven by increased users for ASP managed services and growth in hosted IP telephony, as well as an increase in transaction revenues due to higher credit checks and vehicle registrations.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $8.9 million, or 15%, to $67.5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the revenue increases described above, partially offset by higher compensation costs and acquisition costs.

Dealer Services' earnings from continuing operations before income taxes increased $18.8 million, or 12%, to $175.8 million for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010 due to the revenue increases described above, partially offset by higher compensation costs and acquisition costs.  Earnings from continuing operations before income taxes also increased due to an asset impairment charge of $6.8 million during the three months ended September 30, 2009 as a result of the announcement by General Motors Company that it will shut down its Saturn division.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, cash and marketable securities were $1,741.1 million, stockholders' equity was $6,194.5 million and the ratio of long-term debt-to-equity was 0.6%.  Working capital before funds held for clients and client funds obligations was $1,672.7 million at March 31, 2011 compared to $1,568.6 million at June 30, 2010.  This increase is due to cash generated from operations of $1,220.3 million, partially offset by the use of cash to pay dividends of $513.2 million, contributions to our pension plans of $156.5 million, and repurchases of common stock of $174.8 million.

Net cash flows provided by operating activities were $1,220.3 million for the nine months ended March 31, 2011 compared to $1,286.6 million for the comparable period in the prior fiscal year.  The decrease in net cash flows provided by operating activities was due to an increase in bonus payments of $47.0 million, an increase in pension plan contributions of $46.3 million and an increase in foreign tax payments of $14.3 million, offset by $123.4 million in tax refunds received during the nine months ended March 31, 2011.  The balance of the decrease was due to timing of cash collections related to trade accounts receivable, partially offset by the timing of cash payments related to accounts payable.

Net cash flows used in investing activities were $14,634.8 million for the nine months ended March 31, 2011, as compared to net cash flows used in investing activities of $10,081.3 million for the comparable period in the prior fiscal year.  The increase in net cash flows used in investing activities was due to the timing of purchases of and proceeds from the sales or maturities of marketable securities which resulted in a net decrease to cash flows of $1,213.0 million, the increase of spend relating to acquisitions of businesses, net of cash acquired, which resulted in a net decrease to cash flows of $675.8 million and the increase in restricted cash and cash equivalents held to satisfy client funds obligations which resulted in a net decrease to cash flows of $2,634.7 million.

Net cash flows provided by financing activities were $13,335.8 million for the nine months ended March 31, 2011 compared to net cash flows provided by financing activities of $8,492.4 million for the comparable period in the prior fiscal year.  The increase was due to the net change in client funds obligations of $3,883.9 million as a result of timing of cash received and payments made related to client funds and a $730.0 million decrease in repayments of previously issued commercial paper and a $104.4 million decrease in cash used for repurchases of common stock.  We purchased approximately 3.8 million shares of our common stock at an average price per share of $45.71 during the nine months ended March 31, 2011 compared to purchases of 6.5 million shares of our common stock at an average price per share $42.68 during the nine months ended March 31, 2010.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.25 billion in aggregate maturity value of commercial paper.  Our commercial paper program is rated A-1+ by Standard and Poor's and Prime-1 by Moody's. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At March 31, 2011 and June 30, 2010, there was no commercial paper outstanding.  For the three months ended March 31, 2011 and 2010, we had average borrowings of $0.6 billion and $0.6 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  For the nine months ended March 31, 2011 and 2010, the Company’s average borrowings were $1.7 billion and $1.8 billion, respectively, at a weighted average interest rate of 0.2% for both periods.  The weighted average maturity of our commercial paper during each of the three and nine months ended March 31, 2011 and 2010 was less than two days.  Throughout the nine month period ended March 31, 2011 we had full access to our U.S. short term funding requirements related to client funds obligations.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  We have $2 billion available to us on a committed basis under these reverse repurchase agreements. At March 31, 2011 and June 30, 2010, respectively, we had no outstanding obligations under reverse repurchase agreements.  For the three months ended March 31, 2011 and 2010, we had average outstanding balances under reverse repurchase agreements of $160.3 million and $109.0 million, respectively, at weighted average interest rates of 0.8% and 0.2%, respectively.  For the nine months ended March 31, 2011 and 2010, the Company had average outstanding balances under reverse repurchase agreements of $439.0 million and $367.8 million, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client fund obligations.

The Company has a $2.5 billion, 364-day credit agreement with a group of lenders that matures in June 2011. In addition, the Company has a three-year $1.5 billion credit facility maturing in June 2013 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has a $2.25 billion five-year credit facility that matures in June 2011 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2011 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.25 billion available to us under the revolving credit agreements.

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

For the nine months ended March 31, 2011, capital expenditures for continuing operations were $122.1 million.  Capital expenditures for continuing operations for the fiscal year ending June 30, 2011 are expected to be between $160.0 million and $180.0 million compared to $90.2 million in the fiscal year ended June 30, 2010.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals.  Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At March 31, 2011, approximately 79% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Fannie Mae and Freddie Mac.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Average investment balances at cost:
Corporate investments	$2,177.1	$2,659.3	$3,472.5	$3,852.7
Funds held for clients	20,629.5	18,424.7	16,336.0	14,816.3
Total	$22,806.6	$21,084.0	$19,808.5	$18,669.0

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	1.8%	1.6%	2.6%	2.7%
Funds held for clients	2.9%	3.2%	3.3%	3.6%
Total	2.8%	3.0%	3.2%	3.4%

Realized gains on available-for-sale securities	$5.4	$1.5	$23.0	$11.7
Realized losses on available-for-sale securities	(1.0)	(0.9)	(3.3)	(13.0)
Net realized gains/(losses) on available-for-sale securities	$4.4	$0.6	$19.7	$(1.3)

	March 31,	June 30,
	2011	2010
Net unrealized pre-tax gains on
available-for-sale securities	$466.5	$710.9
Total available-for-sale securities at fair value	$16,670.3	$15,517.0

Our laddering strategy exposes us to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased by 20 basis points, from 3.0% for the three months ended March 31, 2010 to 2.8% for the three months ended March 31, 2011 and decreased by 20 basis points, from 3.4% for the nine months ended March 31, 2010 to 3.2% for the nine months ended March 31, 2011. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2012.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2012.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody's, Standard & Poor's, and for Canadian securities, Dominion Bond Rating Service.  At March 31, 2011, approximately 87% of our available-for-sale securities held a AAA or AA rating.  In addition, we limit amounts that can be invested in any security other than US and Canadian government or government agency securities.

We had no derivative financial instruments outstanding at March 31, 2011 or June 30, 2010.

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

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)

January 1, 2011
to January 31, 2011	11,035	$46.28	-	26,404,051

February 1, 2011
to February 28, 2011	231	$43.67	-	26,404,051

March 1, 2011
to March 31, 2011	1,852,263	$50.18	1,444,600	24,959,451

Total	1,863,529		1,444,600

(1) During the three months ended March 31, 2011, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 418,929 shares, at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2) The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits.

Exhibit Number	Exhibit
31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL instance document
101.SCH*	XBRL taxonomy extension schema document
101.CAL*	XBRL taxonomy extension calculation linkbase document
101.LAB*	XBRL taxonomy label linkbase document
101.PRE*	XBRL taxonomy extension presentation linkbase document
101.DEF*	XBRL taxonomy extension definition linkbase document

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: May 6, 2011	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)