Form 10-K
period 2011-06-30
AUTOMATIC DATA PROCESSING INC
filed 2011-08-24
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $ 22,873,534,847. On August 12, 2011 there were 489,677,633 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders.	Part III

Part I

Item 1. Business

General

     Incorporated in Delaware in 1961, Automatic Data Processing, Inc. (together with its subsidiaries, “ADP” or the “Company”) is one of the world’s largest providers of business outsourcing solutions. Leveraging over 60 years of experience, ADP® offers a wide range of human resource (HR), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to auto, truck, motorcycle, marine, recreational vehicle, and heavy equipment dealers throughout the world. ADP’s mission is to power organizations with insightful solutions that drive business success.

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

Segments of Business

     The Company’s reportable segments are: Employer Services, Professional Employer Organization (PEO) Services, and Dealer Services. For financial information by segment and by geographic area, see Note 18 of the “Notes to Consolidated Financial Statements” contained in this Annual Report on Form 10-K. A brief description of each reportable segment’s operations is provided below.

Employer Services

     Employer Services offers a comprehensive range of HR information, payroll processing, time and labor management, and tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. As of June 30, 2011, Employer Services assisted approximately 537,000 employers with approximately 628,000 payrolls. Employer Services markets these solutions and services through its direct marketing salesforce and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. In fiscal 2011, 80% of Employer Services’ revenues were from the United States, 13% were from Europe, 5% were from Canada and 2% were from South America (primarily Brazil), Australia and Asia.

United States

     Employer Services’ approach to the market is to match clients’ needs to the solutions and services that will best meet their expectations. To facilitate this approach, in the United States, Employer Services is comprised of the following market-facing groups: Small Business Services (SBS) (serving primarily organizations with fewer than 50 employees); Major Account Services (serving primarily organizations with between 50 and 999 employees); and National Account Services (serving primarily organizations with 1,000 or more employees). In addition, the Added Value Services division of Employer Services provides services to clients across all three of these groups.

     ADP provides payroll services that include the preparation of client employee paychecks, electronic direct deposits and stored value payroll cards, along with employee pay statements, supporting journals, summaries and management reports. ADP also supplies the quarterly and annual social security, medicare and federal, state and local income tax withholding reports required to be filed by employers. ADP enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. For those companies that choose to process payroll in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution, year-end tax statements (i.e., Form W-2), wage garnishment services, Retirement Services, Talent Solutions, Benefit Services, and Time and Labor Management Services. In fiscal 2011, ADP also launched its ADP Mobile Solutions application, which gives our clients’ employees access to their vital HR, payroll, and benefits information via multiple smartphone platforms.

     In order to address the growing business process outsourcing (BPO) market for clients seeking human resource information systems and benefit outsourcing solutions, ADP offers its integrated comprehensive outsourcing services (COS) solution that allows larger clients to outsource to ADP their HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions. For mid-sized clients, ADP Workforce Now® Comprehensive Services provides integrated tools and technology to support payroll, a full-featured benefits administration solution, HR guidance and HR administration needs from recruitment to retirement. ADP also offers ADP Resource®, an integrated, flexible HR and payroll service offering for smaller clients that provides a menu of optional services, such as 401(k), FSA and a comprehensive Pay-by-Pay® workers’ compensation payment program.

     ADP’s Added Value Services division includes the following businesses: Compliance and Payment Solutions (CAPS) (formerly known as Tax and Financial Services), Insurance Services, and Tax Credit Services. These businesses primarily support SBS, Major Account Services and/or National Account Services, and their services are sold through those businesses, as well as by dedicated sales teams and via marketing arrangements with alliance partners.
  CAPS offers a host of full outsourcing services, including payroll tax, garnishment processing, payment processing and unemployment compensation management. CAPS also offers wage verification services through a resale arrangement with a third party. In addition, CAPS offers software-as-a-service solutions including sales and use tax processing and filing, and automated accounts payable processing. As part of CAPS’ payroll tax services, CAPS collects and processes federal, state and local payroll taxes on behalf of, and from, ADP clients and remits these taxes to the appropriate taxing authorities. This business provides an electronic interface between ADP clients and over 8,100 federal, state and local tax agencies in the United States, from the Internal Revenue Service to local governments. In fiscal 2011, CAPS in the United States processed and delivered approximately 47 million employee year-end tax statements and over 39 million employer payroll tax returns and deposits, and moved $1.2 trillion in client funds to taxing authorities and its clients’ employees via electronic transfer, direct deposit, and ADPCheck™. CAPS is also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, TotalPay® payroll check (ADPCheck), full service direct deposit (FSDD), and stored value payroll card (TotalPay® Card).

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
     Employer Services also provides the following solutions and services:
  Retirement Services provides recordkeeping and/or related administrative services to primarily small and mid-sized clients with respect to various types of retirement (primarily 401(k) and SIMPLE IRA) plans, deferred compensation plans and “premium only” cafeteria plans.

  Talent Solutions includes Screening and Selection Services, Applicant Management Services, I-9 Services, and Talent Management solutions. Screening and Selection Services provides background checks, reference verifications and an HR help desk. Applicant Management Services provides employers with a Web-based solution to manage their talent throughout their lifecycle. I-9 Services provides electronic processing, storing and tracking of employment eligibility verification forms (i.e., Form I-9). Talent Management solutions, which ADP provides both through its own services and through resale arrangements with third parties, include Compensation Management, Performance Management, Learning Management, and Succession Planning.

  Benefit Services provides benefits administration across all market segments, including management of open enrollment and ongoing enrollment of benefits, and leave of absence, COBRA and FSA administration.

  Time and Labor Management Services provides solutions for employers to capture, calculate and report employee time and attendance.
     ADP made several acquisitions in fiscal 2011, including MasterTax, a leading provider of do-it-yourself payroll tax filing software, and AdvancedMD®, a leading provider of cloud-based medical practice management and electronic health records solutions.

International

     Employer Services has a growing presence outside of the United States, where it offers solutions on the basis of both geographic and specific client business needs. In fiscal 2011, ADP continued to expand its GlobalView® offering, making it available in 41 countries. GlobalView is built on the SAP® ERP Human Capital Management and the SAP NetWeaver® platform and offers multinational and global companies an end-to-end outsourcing solution enabling standardized payroll processing and human resource administration. As of the end of fiscal 2011, 105 clients had contracted for GlobalView services, with approximately 934,000 employees being processed. Upon completing the implementation for all these clients, ADP expects to be providing GlobalView services to over 1.6 million employees.

     ADP also offers in-country “best of breed” payroll and human resource outsourcing solutions to both small and large clients in over a dozen foreign countries. In each of Canada and Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and human resource administration services. Within Europe, Employer Services has business operations supporting its in-country solutions in eight countries: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia and Asia (primarily China), ADP provides traditional service bureau payroll services, and also offers full departmental outsourcing of payroll services. ADP also offers wage and tax collection and remittance services in Canada, the United Kingdom and the Netherlands.

     Through its ADP Streamline® offering, which is available in 70 countries (40 of which are countries in which ADP also offers its GlobalView services), ADP also offers a single point of contact for payroll processing and human resource administration services for multinational companies with small and mid-sized operations. At the end of fiscal 2011, ADP Streamline was used by 384 multinational companies with approximately 107,000 employees being processed.

     In fiscal 2011, ADP strengthened its position in Italy by acquiring Byte Software House S.p.A., an Italian-based provider of payroll, personnel administration, time management and human resources products.

Professional Employer Organization Services

     In the United States, ADP’s TotalSourceSM, the Company’s PEO business, provides approximately 6,100 clients with comprehensive employment administration outsourcing solutions through a co-employment relationship whereby we and our respective clients co-employ the employees who work at the client’s location (“worksite employees”). These comprehensive solutions include payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees. ADP’s TotalSource is the largest PEO in the United States based on the number of paid worksite employees. ADP’s TotalSource has 54 offices located in 23 states and serves approximately 241,000 worksite employees in all 50 states.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”), digital marketing solutions, and other business management solutions to auto, truck, motorcycle, marine, recreational vehicle (RV) and heavy equipment retailers in North America, Europe, Africa, the Middle East and the Asia Pacific region. Approximately 25,000 auto, truck, motorcycle, marine, RV and heavy equipment retailers in nearly 100 countries use ADP’s DMS products, other software applications, networking solutions, data integration, consulting and/or digital marketing services.

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

     Dealer Services also designs, establishes, and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle location, dealership customer credit application submission and decision-making, vehicle repair estimation and acquisition of vehicle registration and lien holder information.

     In August 2010, ADP acquired The Cobalt Group (Cobalt), a leading provider of digital marketing solutions and services to the automotive industry, including websites, sales leads, email, search, display and social media marketing and management services. These solutions are sold both as retail network marketing platforms in conjunction with the manufacturers of ten leading automotive brands, as well as directly to auto dealerships and regional dealer associations. Cobalt® provides marketing solutions and services to nearly half of the auto dealerships in the United States, as well as to auto dealers in Canada and Mexico. In November 2010, ADP also acquired Kuwaiti-based PACC, a long-time distributor of ADP’s international dealer management system, Autoline®, in the Middle East region.

     Dealer Services offers comprehensive training and business process consulting services for many of its business solutions. ADP’s DMS and other software solutions are available as “on-site” applications installed at the dealership or as application service provider (ASP) managed services solutions (in which clients outsource their information technology management activities to Dealer Services).

Markets and Marketing Methods

     Employer Services offers services in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia. PEO Services are offered exclusively in the United States. Dealer Services has offerings in North America, Europe, Africa, the Middle East and the Asia Pacific region. In select emerging markets, Dealer Services uses distributors to sell, implement and support ADP’s solutions.

     None of ADP’s major business groups has a single homogenous client base or market. Employer Services and PEO Services have clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Dealer Services primarily serves automobile dealers, which in turn may be dependent on a relatively small number of auto manufacturers, but also serves truck, powersports (i.e., motorcycle, marine and recreational) and heavy equipment dealers, auto repair shops, used car lots, state departments of motor vehicles and manufacturers of automobiles and trucks. Employer Services also sells to auto dealers. While concentrations of clients exist, no one client or industry group is material to ADP’s overall revenues.

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

Competition

     The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of business outsourcing solutions in the world. Employer Services and PEO Services compete with other independent business outsourcing companies, companies providing enterprise resource planning services, software companies and financial institutions. Captive in-house functions, whereby a company installs and operates its own business processing systems, are another competitive factor in the industries in which Employer Services and PEO Services operate. Dealer Services’ competitors include full service DMS providers such as The Reynolds & Reynolds Company (Dealer Services’ largest DMS competitor in the United States and Canada), DealerTrack, Inc., and companies providing applications and services that compete with Dealer Services’ non-DMS applications and services.

     Competition in ADP’s industries is primarily based on service responsiveness, product quality and price. ADP believes that it is very competitive in each of these areas and that there are no material negative factors impacting ADP’s competitive position.

Clients and Client Contracts

     ADP provides its services to about 570,000 clients. In fiscal 2011, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

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

     ADP’s average client retention is estimated at approximately 11 years in Employer Services, approximately 6 years in PEO Services and 16 or more years in Dealer Services, and has not varied significantly from period to period.

     ADP’s services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP.

Systems Development and Programming

     During the fiscal years ended June 30, 2011, 2010 and 2009, ADP invested $674 million, $614 million and $588 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

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

Number of Employees

     ADP employed approximately 51,000 persons as of June 30, 2011.

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

Changes in laws and regulations may decrease our revenues and earnings

     Portions of ADP’s business are subject to governmental regulations. Changes in laws or governmental regulations may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities or client employees. Changes in taxation requirements in the United States or in other countries could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business.

Security and privacy breaches may hurt our business

     We store electronically personal information about our clients and employees of our clients. In addition, our retirement services systems maintain investor account information for retirement plans. We have security systems and procedures in place that are designed to protect against any unauthorized access to such information. However, there is still a risk that the security systems and procedures that we maintain may not be successful in protecting against all security breaches. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation, and the growth of our business could be adversely affected.

Our systems may be subject to disruptions that could adversely affect our business and reputation

     Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or damage to our reputation. We have disaster recovery plans in place to protect our businesses against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. Despite our preparations, our disaster recovery plans may not be successful in preventing the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.

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

     We invest our client funds in liquid, investment-grade marketable securities, money market securities and other cash equivalents. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility.

     We are dependent upon various large banks to execute Automated Clearing House and wire transfers as part of our client payroll and tax services. While we have contingency plans in place for bank failures, a systemic shutdown of the banking industry would impede our ability to process funds on behalf of our payroll and tax services clients and could have an adverse impact on our financial results and liquidity.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     ADP owns 13 of its processing/print centers, and 26 other operational offices, sales offices and its corporate headquarters complex in Roseland, New Jersey, which aggregate approximately 3,912,205 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices and sales offices. All of these leases, which aggregate approximately 5,833,131 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and Africa, expire at various times up to the year 2036. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

     The principal market for the Company’s common stock (symbol: ADP) is the NASDAQ Global Select Market. The following table sets forth the reported high and low sales prices of the Company’s common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared, during the past two fiscal years. As of June 30, 2011, there were 43,453 holders of record of the Company’s common stock. As of such date, 352,759 additional holders held their common stock in “street name.”

	Price Per Share			Dividends
	High	Low		Per Share
Fiscal 2011 quarter ended:

June 30	$55.12	$50.82		$0.360
March 31	$51.50	$46.73		$0.360
December 31	$47.17	$41.50		$0.360
September 30	$42.72	$38.41		$0.340

Fiscal 2010 quarter ended:

June 30	$45.74	$39.27	*	$0.340
March 31	$45.22	$39.72		$0.340
December 31	$44.50	$38.51		$0.340
September 30	$40.44	$33.26		$0.330

*	Excludes trading on May 6, 2010, during which a low sales price of $26.46 was reported.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number	Maximum
			of Shares	Number of Shares
			Purchased as Part	that may yet be
			of the Publicly	Purchased under
			Announced	the Common
	Total Number of	Average Price	Common Stock	Stock Repurchase
Period	Shares Purchased (1)	Paid per Share	Repurchase Plan (2)	Plan (2)
April 1, 2011 to	9,170	$54.32	--	24,959,451
April 30, 2011
May 1, 2011 to	6,400,565	$53.93	6,400,000	18,559,451
May 31, 2011
June 1, 2011 to	4,000,152	$53.22	4,000,000	49,559,451
June 30, 2011
Total	10,409,887		10,400,000

(1)	Pursuant to the terms of the Company’s restricted stock program, the Company purchased 9,170 shares during April 2011, 565 shares during May 2011, and 152 shares during June 2011, at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors’ approval to repurchase shares of the Company’s common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million

     There is no expiration date for the common stock repurchase plan.

Performance Graph

     The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index and a Peer Group Index(b), assuming an initial investment of $100 on June 30, 2005, with all dividends reinvested.

(a)	On March 30, 2007, the Company completed the spin-off of its former Brokerage Services Group business, comprised of Brokerage Services and Securities Clearing and Outsourcing Services, into an independent publicly traded company called Broadridge Financial Solutions, Inc. The cumulative returns of the Company’s common stock have been adjusted to reflect the spin-off.

(b)	The Peer Group Index is comprised of the following companies:

Insperity, Inc. (formerly named Administaff, Inc.)	Paychex, Inc.
Computer Sciences Corporation	The Ultimate Software Group, Inc.
Global Payments Inc.	Total System Services, Inc.
Intuit Inc.	The Western Union Company

Hewitt Associates, Inc. was acquired in 2010 and was removed from the Peer Group Index

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

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2011	2010	2009	2008	2007
Total revenues	$9,879.5	$8,927.7	$8,838.4	$8,733.7	$7,769.8
Total costs of revenues	$5,731.5	$5,029.7	$4,822.7	$4,657.2	$4,067.6
Gross profit	$4,148.0	$3,898.0	$4,015.7	$4,076.5	$3,702.2
Earnings from continuing operations before income taxes	$1,932.7	$1,863.2	$1,900.1	$1,803.4	$1,622.7
Net earnings from continuing operations	$1,254.2	$1,207.3	$1,325.1	$1,155.7	$1,020.7
Basic earnings per share from continuing operations	$2.54	$2.41	$2.63	$2.22	$1.86
Diluted earnings per share from continuing operations	$2.52	$2.40	$2.62	$2.19	$1.83
Basic weighted average shares outstanding	493.5	500.5	503.2	521.5	549.7
Diluted weighted average shares outstanding	498.3	503.7	505.8	527.2	557.9
Cash dividends declared per share	$1.4200	$1.3500	$1.2800	$1.1000	$0.8750
Return on equity from continuing operations (Note 1)	21.8%	22.4%	25.5%	22.6%	18.3%
At year end:
Cash, cash equivalents and marketable securities	$1,523.7	$1,775.5	$2,388.5	$1,660.3	$1,884.6
Total assets	$34,238.3	$26,862.2	$25,351.7	$23,734.4	$26,648.9
Obligation under commercial paper borrowing	$-	$-	$730.0	$-	$-
Long-term debt	$34.2	$39.8	$42.7	$52.1	$43.5
Stockholders’ equity	$6,010.4	$5,478.9	$5,322.6	$5,087.2	$5,147.9

Note 1. Return on equity from continuing operations has been calculated as net earnings from continuing operations divided by average total stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could be” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates, and; the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed above under “Item 1A. Risk Factors,” should be considered in evaluating any forward-looking statements contained herein.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
ADP is one of the world’s largest providers of business outsourcing solutions. Leveraging over 60 years of experience, ADP offers a wide range of human resource (“HR”), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to auto, truck, motorcycle, marine, recreational vehicle (“RV”) and heavy equipment dealers. The Company’s reportable segments are: Employer Services, PEO Services and Dealer Services. A brief description of each segment’s operations is provided below.

Employer Services
Employer Services offers a comprehensive range of HR information, payroll processing, time and labor management, and tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to staff, manage, pay and retain their employees. As of June 30, 2011, Employer Services assisted approximately 537,000 employers with approximately 628,000 payrolls. As of June 30, 2010, Employer Services assisted approximately 520,000 employers with approximately 614,000 payrolls. Employer Services categorizes its services as “payroll and payroll tax” and “beyond payroll.” The payroll and payroll tax business represents the Company’s core payroll processing and payroll tax filing business. The “beyond payroll” business represents services such as time and labor management, benefits administration, retirement recordkeeping and administration, and HR administration services. Within Employer Services, the Company collects client funds and remits such funds to tax authorities for payroll tax filing and payment services and to employees of payroll services clients.

PEO Services
PEO Services provides approximately 6,100 small and medium sized businesses with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees. Workers’ compensation and employer’s liability deductible reimbursement protection is provided to PEO Services by ADP Indemnity, Inc. (“ADP Indemnity”), a wholly-owned captive insurance company of Automatic Data Processing, Inc. whose results of operations are recorded in the “Other” segment. Premiums are charged to PEO Services by ADP Indemnity in exchange for which ADP Indemnity provides a policy to PEO Services that reimburses all workers’ compensation and employer’s liability claim expense resulting from worksite employee claims up to a $1 million per occurrence retention. At the beginning of each policy period, ADP Indemnity establishes the premium to be paid by PEO Services required to satisfy the expected ultimate workers’ compensation claims within the $1 million per occurrence retention based upon historical loss experience and the expected workers’ compensation loss estimate as determined by an independent actuary. PEO Services has secured specific per occurrence and aggregate stop loss reinsurance from a wholly-owned and regulated insurance carrier of American International Group, Inc. (“AIG”) that covers all losses in excess of the $1 million per occurrence retention and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. The cost of the per occurrence and aggregate stop loss insurance is paid by PEO Services directly to AIG’s wholly-owned subsidiary and is incremental to the premium paid to ADP Indemnity. ADP’s PEO Services business, TotalSourceSM, is the largest PEO in the United States based on the number of worksite employees. TotalSourceSM has 54 offices located in 23 states and serves approximately 241,000 worksite employees in all 50 states.

Dealer Services
Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”), digital marketing solutions, including website, sales leads, email, search, display and social media marketing services and other business management solutions to auto, truck, motorcycle, marine, RV and heavy equipment retailers in North America, Europe, South Africa, the Middle East, and the Asia Pacific region. Approximately 25,000 auto, truck, motorcycle, marine, RV and heavy equipment retailers in nearly 100 countries use our DMS products, other software applications, networking solutions, data integration, consulting and/or digital marketing services. As of June 30, 2010, Dealer Services provided DMS products to approximately 25,000 retailers in over 90 countries.

EXECUTIVE OVERVIEW

We are pleased with the strong results we achieved in fiscal 2011 coming out of a challenging year in fiscal 2010 and remain optimistic as we continue to see strengthening in our core business model, significant improvements in our key business metrics and strong growth from our strategic acquisitions. Our continued investment in product innovation, sales force and client service has had a positive impact and remains in support of our five-point strategic growth program, which consists of:
  Strengthening the core business;

  Growing our differentiated HR Business Process Outsourcing (“BPO”) offerings;

  Focusing on international expansion;

  Entering adjacent markets that leverage the core; and

  Expanding pretax margin
Consolidated revenues from continuing operations in fiscal 2011 increased 11%, to $9,879.5 million, as compared to $8,927.7 million in fiscal 2010. Earnings from continuing operations before income taxes and net earnings from continuing operations increased 4%. Diluted earnings per share from continuing operations increased 5%, to $2.52 in fiscal 2011, from $2.40 per share in fiscal 2010, on fewer shares outstanding. Fiscal 2010 included a favorable tax item that reduced the provision for income taxes by $12.2 million. Excluding this favorable tax item in fiscal 2010, net earnings from continuing operations increased 5% and diluted earnings per share from continuing operations increased 6% from $2.37 to $2.52. In fiscal 2011 we continued to enhance value to our shareholders by returning excess cash of $1.4 billion through dividends and our share buyback program while also investing $776 million in new acquisitions.

Each of our business segments has continued to demonstrate core strength. Employer Services’ revenues increased 8% to $6,861.7 million, PEO Services’ revenues increased 17% to $1,543.9 million, and Dealer Services’ revenues increased 24% to $1,494.4 million in fiscal 2011. In the United States, revenues from our traditional payroll and beyond payroll Employer Services businesses grew 3% and 13%, respectively, in fiscal 2011 aided in part by acquisitions. Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 125,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.4 % for the twelve months ended June 30, 2011. Our client retention level continued the improvement in trends seen from fiscal 2010 with a gain of 1.2 percentage points worldwide over last year’s level, ending at 91% for the year. The growth in PEO Services’ revenues is primarily due to a 12% increase in the average number of worksite employees as well as an increase in benefit costs and state unemployment insurance rates. Dealer Services’ revenues growth of 24% resulted mainly from the effects of the Cobalt acquisition in August 2010. Excluding the Cobalt acquisition, Dealer Services’ revenues grew 3%.

Employer Services’ and PEO Services’ new business sales, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, grew 9% worldwide, to approximately $1,082.1 million in fiscal 2011. Dealer Services’ new business sales showed continued strength with growth primarily as a result of the recent acquisition of Cobalt.

Consolidated interest on funds held for clients decreased approximately 0.5%, or $2.7 million, to $540.1 million from $542.8 million in fiscal 2010. The decrease in the consolidated interest on funds held for clients resulted from the decrease in the average interest rate earned to 3.2% in fiscal 2011 as compared to 3.6 % in fiscal 2010 with such decreases having been offset by 11% growth in average client funds balances resulting from our positive Employer Services metrics.

The safety, liquidity, and diversification of our clients’ funds are the foremost objectives of our investment strategy. We continue to promote this strategy by investing in a prudent and conservative manner in accordance with our investment guidelines with a predominant focus on AAA/AA securities. Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles, or non-investment-grade fixed-income securities. We own senior tranches of fixed rate credit card, rate reduction, and auto loan asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). We do not own subordinated debt, preferred stock, or common stock of any of these agencies. We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. In addition, our strong long-term and short-term credit ratings have helped us maintain uninterrupted access to the U.S. commercial paper market.

Our financial condition and balance sheet remain solid at June 30, 2011, with cash and cash equivalents and marketable securities of $1,523.7 million. Our net cash flows provided by operating activities were $1,705.8 million in fiscal 2011, as compared to $1,682.1 million in fiscal 2010. This increase in cash flows from fiscal 2010 to fiscal 2011 was due to positive year over year variances in the timing of our tax related estimated cash payments and receipts, offset by higher bonus payments, and increased pension plan contributions. The increase in cash used in investing activities is due to the timing of purchases of and proceeds from the sales or maturities of marketable securities, as compared to the prior year. The increase in cash provided by financing activities is primarily due to the timing of cash received and payments made related to client funds, as compared to the prior year.

We have a strong business model with a high percentage of recurring revenues, excellent margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. Additionally, ADP has continued to return excess cash to our shareholders. In the last five fiscal years, we have reduced the Company’s common stock outstanding by approximately 13% through share buybacks, partially offset by common stock issued under employee stock-based compensation programs. We have also raised the dividend payout per share for 36 consecutive years.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Fiscal 2011 Compared to Fiscal 2010

(Dollars in millions, except per share amounts)
	Years ended June 30,
	2011	2010	$ Change	% Change
Total revenues	$9,879.5	$8,927.7	$951.8	11%

Costs of revenues:
Operating expenses	4,900.9	4,277.2	623.7	15%
Systems development and
programming costs	577.2	513.9	63.3	12%
Depreciation and amortization	253.4	238.6	14.8	6%
Total costs of revenues	5,731.5	5,029.7	701.8	14%

Selling, general and
administrative expenses	2,323.3	2,127.4	195.9	9%
Interest expense	8.6	8.6	-	-
Total expenses	8,063.4	7,165.7	897.7	13%

Other income, net	(116.6)	(101.2)	15.4	15%

Earnings from continuing
operations before income taxes	$1,932.7	$1,863.2	$69.5	4%
Margin	19.6%	20.9%

Provision for income taxes	$678.5	$655.9	$22.6	3%
Effective tax rate	35.1%	35.2%

Net earnings from
continuing operations	$1,254.2	$1,207.3	$46.9	4%

Diluted earnings per share
from continuing operations	$2.52	$2.40	$0.12	5%

Total Revenues
Our consolidated revenues increased 11% to $9,879.5 million in fiscal 2011, from $8,927.7 million in fiscal 2010, due to an increase in revenues in Employer Services of 8%, or $485.0 million, to $6,861.7 million, PEO Services of 17%, or $227.1 million, to $1,543.9 million, and Dealer Services of 24%, or $288.5 million, to $1,494.4 million. In addition, revenues increased $19.6 million due to changes in foreign currency exchange rates. Total revenue would have increased approximately 6.3% without the impact of acquisitions.

Total Expenses
Our total expenses in fiscal 2011 increased $897.7 million, to $8,063.4 million, from $7,165.7 million in fiscal 2010. The increase in our consolidated expenses was due to an increase in operating expenses of $623.7 million, an increase in selling, general and administrative expenses of $195.9 million and an increase in systems development and programming expenses of $63.3 million.

Our total costs of revenues increased 14%, to $5,731.5 million in fiscal 2011, as compared to fiscal 2010 due to an increase in operating expenses of $623.7 million and an increase in systems development and programming expenses of $63.3 million.

Operating expenses increased $623.7 million, or 15%, in fiscal 2011 as compared to fiscal 2010 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees. These pass-through costs were $1,182.2 million in fiscal 2011, which included costs for benefits coverage of $937.8 million and costs for workers’ compensation and payment of state unemployment taxes of $244.4 million. These pass-through costs were $988.5 million in fiscal 2010, which included costs for benefits coverage of $811.5 million and costs for workers’ compensation and payment of state unemployment taxes of $176.9 million. The increase in operating expenses is also due to operating expenses related to businesses acquired of $230.6 million, and higher expenses in Employer Services of $47.4 million related to increased service costs for investment in client-facing associates. Additionally, operating expenses increased due to the settlement of a PEO Services state unemployment matter that reduced operating expenses $9.2 million in fiscal 2010. Lastly, operating expenses increased $5.6 million due to changes in foreign currency exchange rates.

Systems development and programming expenses increased $63.3 million, or 12%, in fiscal 2011 as compared to fiscal 2010, due to businesses acquired of $42.2 million and higher development expenses.

Selling, general and administrative expenses increased $195.9 million, or 9%, in fiscal 2011 as compared to fiscal 2010. The increase in expenses was due to higher selling expenses of $75.6 million resulting from increases in headcount over prior year levels coupled with an increase in selling, general and administrative expenses of acquired businesses of $96.1 million, an increase in stock-based compensation expense of $5.9 million, and an increase in technology related security expenses of $8.1 million. Additionally, selling, general and administrative expenses increased $5.6 million due to changes in foreign currency rates.

Interest expense remained flat in fiscal 2011 as compared to fiscal 2010. In both fiscal 2011 and 2010, the Company’s average borrowings under the commercial paper program were $1.6 billion, at weighted average interest rates of 0.2%. In fiscal 2011 and 2010, the Company’s average borrowings under the reverse repurchase program were approximately $505.2 million and $425.0 million, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively, which resulted in an increase of $1.1 million in interest expense.

Other Income, net

Years ended June 30,	2011	2010	$ Change
(Dollars in millions)
Interest income on corporate funds	$(88.8)	$(98.8)	$(10.0)
Realized gains on available-for-sale securities	(38.0)	(15.0)	23.0
Realized losses on available-for-sale securities	3.6	13.4	9.8
Realized gains on investment in Reserve Fund	(0.9)	(15.2)	(14.3)
Impairment losses on available-for-sale securities	-	14.4	14.4
Impairment losses on assets held for sale	11.7	-	(11.7)
Net loss (gain) on sales of buildings	(1.8)	2.3	4.1
Other, net	(2.4)	(2.3)	0.1

Other income, net	$(116.6)	$(101.2)	$15.4

Other income, net, increased $15.4 million in fiscal 2011 as compared to fiscal 2010. This increase was mainly due to an increase in realized gains on available-for-sale securities of $23.0 million, and a decrease in realized losses on available-for-sale securities of $9.8 million, which together increased other income, net, $32.8 million. Such amounts were offset in fiscal 2011 by an $11.7 million impairment loss on assets held for sale and a $10.0 million decrease in interest income on corporate funds resulting from flat average interest rates at 2.6%, as compared to the prior year, coupled with declining average daily corporate funds balances which decreased from $3.8 billion in fiscal 2010 to $3.5 billion in fiscal 2011.

Earnings from Continuing Operations before Income Taxes
Earnings from continuing operations before income taxes increased $69.5 million, or 4%, from $1,863.2 million in fiscal 2010 to $1,932.7 million in fiscal 2011 due to the increase in revenues partially offset by the increase in expenses discussed above. Overall margin decreased approximately 130 basis points in fiscal 2011 with approximately 90 basis points of the margin decline attributable to acquisitions.

Provision for Income Taxes
The effective tax rate in fiscal 2011 and 2010 was 35.1% and 35.2%, respectively. The reduction in the effective tax rate for fiscal 2011 is due to the resolution of certain tax matters in fiscal 2010 that resulted in a decrease to the effective tax rate of 0.7 percentage points for that period, offset by a decrease in federal and state income tax expense and a favorable mix of earnings in foreign jurisdictions in fiscal 2011.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations
Net earnings from continuing operations increased $46.9 million to $1,254.2 million in fiscal 2011, from $1,207.3 million in fiscal 2010, and diluted earnings per share from continuing operations increased 5%, to $2.52. The increase in net earnings from continuing operations in fiscal 2011 reflects the increase in earnings from continuing operations before income taxes and the impact of the tax matters discussed above. The increase in diluted earnings per share from continuing operations in fiscal 2011 reflects the increase in earnings from continuing operations and the impact of the tax matters discussed above coupled with the effects of fewer shares outstanding.

The following table reconciles the Company’s results for fiscal 2011 and fiscal 2010 to adjusted results that exclude the impact of favorable tax items. The Company uses certain adjusted results, among other measures, to evaluate the Company’s operating performance in the absence of certain items and for planning and forecasting of future periods. The Company believes that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by the Company’s management and improves their ability to understand the Company’s operating performance. Since adjusted earnings from continuing operations and adjusted diluted EPS are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations and diluted EPS from continuing operations, respectively, and they may not be comparable to similarly titled measures employed by other companies.

	Year ended June 30, 2011
				Diluted EPS
	Earnings from		Net earnings from	from
	continuing operations	Provision for	continuing	continuing
	before income taxes	income taxes	operations	operations
As Reported	$1,932.7	$678.5	$1,254.2	$2.52

Adjustments:
Favorable tax items	-	-	-	-
As Adjusted	$1,932.7	$678.5	$1,254.2	$2.52

	Year ended June 30, 2010
				Diluted EPS
	Earnings from		Net earnings from	from
	continuing operations	Provision for	continuing	continuing
	before income taxes	income taxes	operations	operations
As Reported	$1,863.2	$655.9	$1,207.3	$2.40

Adjustments:
Favorable tax items	-	12.2	12.2	0.02
As Adjusted	$1,863.2	$668.1	$1,195.1	$2.37

Net earnings from continuing operations, as adjusted, increased $59.1 million to $1,254.2 million for fiscal 2011, from $1,195.1 million for fiscal 2010, and the related diluted earnings per share from continuing operations, as adjusted, increased $0.15 to $2.52. The increase in diluted earnings per share from continuing operations in fiscal 2011 reflects the increase in earnings from continuing operations described above coupled with the effects of fewer shares outstanding.

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

Total Revenues
Our consolidated revenues grew 1% to $8,927.7 million in fiscal 2010, from $8,838.4 million in fiscal 2009, due to an increase in revenues in PEO Services of 11%, or $131.0 million, to $1,316.8 million, and fluctuations in foreign currency rates, which increased revenues $68.2 million. Such increases were partially offset by a decrease in Dealer Services revenues of 3%, or $36.2 million, to $1,205.9 million, and a decrease in the consolidated interest on funds held for clients of $67.0 million. The decrease in the consolidated interest on funds held for clients resulted from the decrease in the average interest rate earned to 3.6% in fiscal 2010, as compared to 4.0% in fiscal 2009. Employer Services’ revenues were flat in fiscal 2010 as compared to fiscal 2009.

Total Expenses
Our total expenses in fiscal 2010 increased $119.4 million, to $7,165.7 million, from $7,046.3 million in fiscal 2009. The increase in our consolidated expenses for fiscal 2010 was due to our increase in revenues, higher pass-through costs associated with our PEO Services business of $113.7 million, an increase of $48.6 million related to fluctuations in foreign currency exchange rates, an increase of $14.7 million related to additional domestic service personnel, and incremental investments in our products. These increases were partially offset by a decrease in severance expenses of $76.8 million, a decrease in stock-based compensation expense of $28.4 million, and our cost savings initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses.

Our total costs of revenues increased $207.0 million to $5,029.7 million in fiscal 2010, as compared to fiscal 2009 due to the increase in operating expenses discussed below.

Operating expenses increased $190.2 million, or 5%, in fiscal 2010 as compared to fiscal 2009, due to an increase in PEO Services pass-through costs that are re-billable, including costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees. These pass-through costs were $988.5 million in fiscal 2010, which included costs for benefits coverage of $811.5 million and costs for workers’ compensation and payment of state unemployment taxes of $176.9 million. These costs were $874.8 million in fiscal 2009, which included costs for benefits coverage of $724.3 million and costs for workers’ compensation and payment of state unemployment taxes of $150.5 million. In addition, operating expenses increased $30.1 million due to changes in foreign currency exchange rates and $14.7 million due to additional service personnel. These increases were partially offset by a decrease of $8.9 million in stock-based compensation expense and our cost savings initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses.

Systems development and programming expenses increased $15.6 million, or 3%, in fiscal 2010 as compared to fiscal 2009 due to incremental investments in our products during fiscal 2010. Additionally, systems development and programming expenses increased $2.1 million due to expenses of acquired businesses and $3.6 million due to the impact from changes in foreign currency exchange rates. These increases were partially offset by a $5.0 million decline in stock-based compensation expense.

Selling, general and administrative expenses decreased $62.9 million, or 3%, in fiscal 2010 as compared to fiscal 2009. The decrease in expenses was due to a decrease in severance expenses of $76.8 million, a reduction in expenses of $31.1 million related to cost saving initiatives, which included lower compensation from reduced headcount and a reduction in travel and entertainment expenses, and a decline of $14.5 million in stock-based compensation expense. In addition, selling, general and administrative expenses decreased due to the $15.5 million charge we recorded during fiscal 2009 to increase our allowance for doubtful accounts as a result of an increase in estimated credit losses related to our notes receivable from auto, truck and powersports dealers. These decreases in expenses were partially offset by an asset impairment charge of $6.8 million recorded during fiscal 2010 as a result of the announcement by GM that it will shut down its Saturn division. In addition, there was an increase of $13.7 million due to the impact of changes in foreign currency exchange rates and an increase of $9.5 million in expenses of acquired businesses.

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

Other income, net decreased $6.8 million in fiscal 2010 as compared to fiscal 2009 due to a $35.4 million decrease in interest income on corporate funds, a $14.4 million impairment loss on available-for-sale securities recorded during fiscal 2010, and a $2.3 million net loss on sales of buildings in fiscal 2010 as compared to a $2.2 million net gain on sales of buildings in fiscal 2009. Interest income on corporate funds decreased as a result of lower average interest rates partially offset by higher average daily corporate funds balances. Average interest rates decreased from 3.6% in fiscal 2009 to 2.6% in fiscal 2010. Average daily balances increased from $3.7 billion in fiscal 2009 to $3.8 billion in fiscal 2010. These decreases in other income were partially offset by a gain on the investment in Reserve Fund of $15.2 million in fiscal 2010 as compared to a loss on the investment in the Reserve Fund of $18.3 million in fiscal 2009 as well as a $14.0 million increase in net realized gains on available-for-sale securities.

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

Provision for Income Taxes
The effective tax rate in fiscal 2010 and 2009 was 35.2% and 30.3%, respectively. For fiscal 2010, the effective tax rate includes a reduction in the provision for income taxes of $12.2 million related to the resolution of certain tax matters, which decreased the effective tax rate 0.7 percentage points. For fiscal 2009, the effective tax rate includes a reduction in the provision for income taxes of $120.0 million related to an Internal Revenue Service (“IRS”) audit settlement and the settlement of a state tax matter, which decreased the effective tax rate 6.3 percentage points.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations
Net earnings from continuing operations decreased $117.8 million to $1,207.3 million in fiscal 2010, from $1,325.1 million in fiscal 2009, and diluted earnings per share from continuing operations decreased 8% to $2.40. The decrease in net earnings from continuing operations in fiscal 2010 reflects the decrease in earnings from continuing operations before income taxes and the impact of the tax matters discussed above. The decrease in diluted earnings per share from continuing operations in fiscal 2010 reflects the decrease in earnings from continuing operations and the impact of the tax matters discussed above partially offset by the impact of fewer shares outstanding due to the repurchase of 18.2 million shares in fiscal 2010 and 13.8 million shares in fiscal 2009.

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

	Year ended June 30, 2010
				Diluted EPS
	Earnings from		Net earnings from	from
	continuing operations	Provision for	continuing	continuing
	before income taxes	income taxes	operations	operations
As Reported	$1,863.2	$655.9	$1,207.3	$2.40

Adjustments:
Favorable tax items	-	12.2	12.2	0.02
As Adjusted	$1,863.2	$668.1	$1,195.1	$2.37

	Year ended June 30, 2009
				Diluted EPS
	Earnings from		Net earnings from	from
	continuing operations	Provision for	continuing	continuing
	before income taxes	income taxes	operations	operations
As Reported	$1,900.1	$575.0	$1,325.1	$2.62

Adjustments:
Favorable tax items	-	120.0	120.0	0.24
As Adjusted	$1,900.1	$695.0	$1,205.1	$2.38

Net earnings from continuing operations, as adjusted, decreased $10.0 million to $1,195.1 million for fiscal 2010, from $1,205.1 million for fiscal 2009, and the related diluted earnings per share from continuing operations, as adjusted, decreased $0.01 to $2.37. The decrease in net earnings from continuing operations, as adjusted, for fiscal 2010 reflects the decrease in earnings from continuing operations before income taxes. The decrease in diluted earnings per share from continuing operations, as adjusted, for fiscal 2010 reflects the decrease in net earnings from continuing operations, partially offset by the impact of fewer shares outstanding due to the repurchase of approximately 18.2 million shares during fiscal 2010 and the repurchase of 13.8 million shares in fiscal 2009.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2011	2010	2009	2011	2010	2011	2010
Employer Services	$6,861.7	$6,376.7	$6,378.6	$485.0	$(1.9)	8%	0%
PEO Services	1,543.9	1,316.8	1,185.8	227.1	131.0	17%	11%
Dealer Services	1,494.4	1,205.9	1,242.1	288.5	(36.2)	24%	(3)%
Other	12.9	18.4	19.5	(5.5)	(1.1)
Reconciling items:
Foreign exchange	179.5	146.6	78.7
Client funds interest	(212.9)	(136.7)	(66.3)

Total revenues	$9,879.5	$8,927.7	$8,838.4	$951.8	$89.3	11%	1%

Earnings from Continuing Operations before Income Taxes

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2011	2010	2009	2011	2010	2011	2010
Employer Services	$1,831.5	$1,720.6	$1,755.4	$110.9	$(34.8)	6%	(2)%
PEO Services	137.4	127.3	117.6	10.1	9.7	8%	8%
Dealer Services	234.4	201.5	215.2	32.9	(13.7)	16%	(6)%
Other	(191.1)	(173.1)	(233.2)	(18.0)	60.1
Reconciling items:
Foreign exchange	20.2	17.8	6.5
Client funds interest	(212.9)	(136.7)	(66.3)
Cost of capital charge	113.2	105.8	104.9

Total earnings from continuing
operations before income taxes	$1,932.7	$1,863.2	$1,900.1	$69.5	$(36.9)	4%	(2)%

The fiscal 2010 and 2009 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2011 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments’ revenues are presented on a consistent basis without the impact of changes in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and is eliminated in consolidation.

Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation insurance coverage for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

In addition, the reconciling items include an adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. This allocation is made for management reasons so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in interest rates. This allocation is a reconciling item to our reportable segments’ revenues and earnings from continuing operations before income taxes and is eliminated in consolidation.

Finally, the reportable segments’ results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is a reconciling item to earnings from continuing operations before income taxes and is eliminated in consolidation.

Employer Services

Fiscal 2011 Compared to Fiscal 2010

Revenues
Employer Services' revenues increased $485.0 million, or 8%, to $6,861.7 million in fiscal 2011 as compared to fiscal 2010. Revenues for our Employer Services business would have increased approximately 5.5% without the impact of acquisitions.

Revenues from our payroll and tax filing business increased 3% in fiscal 2011 due to higher average client funds balances, improved worldwide client retention and an increase in pays per control in the U.S. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $73.0 million in fiscal 2011 due to the increase in average client funds balances from $15.0 billion to $16.6 billion. Our worldwide client retention rate increased 1.2 percentage points in fiscal 2011 to 91.1%, from 89.9% in fiscal 2010. Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a subset of over 125,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.4% for the twelve months ended June 30, 2011. Revenues from our “beyond payroll” services increased 13% in fiscal 2011 due to an increase in the number of clients utilizing our HR Benefits, Compliance and Retirement Services solutions, and approximately 3% growth related to acquisitions.

Earnings from Continuing Operations before Income Taxes
Employer Services’ earnings from continuing operations before income taxes increased $110.9 million to $1,831.5 million in fiscal 2011 as compared to fiscal 2010. The increase was due to the increase in revenues of $485.0 million discussed above, which was partially offset by an increase in expenses of $374.1 million. In addition to an increase in expenses related to increased revenues, expenses increased in fiscal 2011 due to increases in sales and service headcount over fiscal 2010 levels coupled with the effects of acquisitions. Overall margin decreased from 27.0% to 26.7% in fiscal 2011 as compared to fiscal 2010, with approximately 110 basis points of margin decline attributable to acquisitions.

Fiscal 2010 Compared to Fiscal 2009

Revenues
Employer Services' revenues decreased $1.9 million to $6,376.7 million in fiscal 2010 as compared to fiscal 2009. Revenues from our payroll and tax filing business declined 4% in fiscal 2010, due to a decline in pays per control and a decline in the number of payrolls processed, partially offset by pricing increases. Revenues from our “beyond payroll” services increased 6% in fiscal 2010, due to an increase in the number of clients utilizing our COBRA and HR Benefits solutions, as well as an increase in revenues related to our Retirement Services business due to an increase in the market value of the assets under management. Pays per control, which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a subset of approximately 130,000 payrolls of small to large businesses that are reflective of a broad range of U.S. geographic regions, decreased 3.4% in fiscal 2010. Worldwide client retention improved 40 basis points, to 89.9%, and pricing increases contributed approximately 1% to our revenue growth for fiscal 2010. In addition, interest on client funds recorded within the Employer Services segment increased $2.7 million in fiscal 2010 due to a slight increase in average client funds balances. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services’ results are not influenced by changes in interest rates.

Earnings from Continuing Operations before Income Taxes
Employer Services’ earnings from continuing operations before income taxes decreased $34.8 million to $1,720.6 million in fiscal 2010 as compared to fiscal 2009. The decrease was due to an increase in expenses of $32.9 million and the $1.9 million decrease in revenues discussed above. The increase in expenses can be attributed to $16.9 million of incremental investments in our products and an increase of $14.7 million related to increased service costs for investment in client-facing associates. These increases in expense were partially offset by lower expenses resulting from our cost savings initiatives, which included headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses.

PEO Services

Fiscal 2011 Compared to Fiscal 2010

Revenues
PEO Services’ revenues increased $227.1 million, or 17%, to $1,543.9 million in fiscal 2011, as compared to fiscal 2010, due to a 12% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to fiscal 2010 was due to an increase in the number of new clients and a 1.1 percentage point improvement in our client retention rate from 82.9% in fiscal 2010 to 84.0% in fiscal 2011. Revenues associated with benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees that were billed to our clients increased $184.9 million due to the increase in the average number of worksite employees as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $33.0 million, or 14%, in fiscal 2011 due to the increase in the number of average worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services’ results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.5 million in fiscal 2011 due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base. Average client funds balances were $0.2 billion in both fiscal 2011 and fiscal 2010.

Earnings from Continuing Operations before Income Taxes
PEO Services’ earnings from continuing operations before income taxes increased $10.1 million, or 8%, to $137.4 million in fiscal 2011 as compared to fiscal 2010. Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the number of average worksite employees. The increase was partially offset by the settlement of a state unemployment tax matter, which increased earnings before income taxes $9.2 million in fiscal 2010. Overall margin decreased to 8.9% in fiscal 2011 from 9.7% in fiscal 2010 due to a 70 basis point decline pertaining to the settlement of a fiscal 2010 state unemployment tax matter.

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

Earnings from Continuing Operations before Income Taxes
PEO Services’ earnings from continuing operations before income taxes increased $9.7 million, or 8%, to $127.3 million in fiscal 2010 as compared to fiscal 2009. Earnings from continuing operations before income taxes grew due to the increase in revenues described above, net of the related cost of providing benefits coverage, workers’ compensation coverage and payment of state unemployment taxes for worksite employees that are included in costs of revenues. In fiscal 2010, there was an increase in costs associated with providing benefits coverage for worksite employees of $87.2 million and costs associated with workers’ compensation and payment of state unemployment taxes for worksite employees of $26.5 million. In addition, earnings before income taxes increased $9.2 million due to the settlement of a state unemployment tax matter. Such increases in earnings before income taxes were offset by price concessions and higher pass-through costs related to state unemployment taxes.

Dealer Services

Fiscal 2011 Compared to Fiscal 2010

Revenues
Dealer Services' revenues increased $288.5 million, or 24%, to $1,494.4 million in fiscal 2011. Revenues for our Dealer Services business would have increased approximately 3% for fiscal 2011 without the impact of acquisitions, which increased revenues $250.7 million. Revenues increased $37.8 million due to new clients, improved client retention, and growth in our key products. We had growth in both our North American and International client retention rates with each growing 3.9 and 0.8 percentage points, respectively, to 88.6% and 92.8%, in fiscal 2011. The growth in our key products was driven by increased users of application service provider (ASP) managed services, customer relationship management (“CRM”) solutions and growth in hosted IP telephony as well as an increase in transaction revenues due to higher credit report checks and vehicle registrations.

Earnings from Continuing Operations before Income Taxes
Dealer Services' earnings from continuing operations before income taxes increased $32.9 million, or 16%, to $234.4 million in fiscal 2011. The increase was due to the increase in revenues of $288.5 million discussed above and was partially offset by higher compensation costs. Earnings from continuing operations before income taxes also increased due to an asset impairment charge of $6.8 million recorded in fiscal 2010 resulting from the announcement by GM that it would shut down its Saturn division. Overall margin decreased from 16.7% to 15.7% in fiscal 2011 as compared to fiscal 2010, which includes approximately 240 basis points of margin decline related to acquisitions, partially offset by the prior year effects of the Saturn impairment charge.

Fiscal 2010 Compared to Fiscal 2009

Revenues
Dealer Services' revenues decreased $36.2 million, or 3%, to $1,205.9 million in fiscal 2010. Revenues for our Dealer Services business would have declined approximately 4% for fiscal 2010 without the impact of acquisitions. Revenues declined $112.9 million due to client losses as a result of dealership closings, cancellation of services, and continued pressure on dealerships to reduce costs. In addition, revenues decreased $25.1 million due to lower international software license fees and $5.3 million due to lower Credit Check and Computerized Vehicle Registration (“CVR”) transaction volume. These decreases in revenues were offset by a $90.0 million increase in revenues from new clients and growth in our key products during fiscal 2010. The growth in our key products was driven by increased users for ASP managed services, growth in our CRM solutions, and new network and hosted IP telephony installations.

Earnings from Continuing Operations before Income Taxes
Dealer Services' earnings from continuing operations before income taxes decreased $13.7 million, or 6%, to $201.5 million in fiscal 2010. The decrease was due to the decline in revenues of $36.2 million discussed above, which was partially offset by a decrease in expenses of $22.5 million. The decrease in expenses was due to certain cost saving initiatives, including headcount reductions at the end of fiscal 2009 and a reduction in travel and entertainment expenses, offset by an asset impairment charge of $6.8 million as a result of the announcement by GM that it will shut down its Saturn division. Overall margin decreased from 17.3% to 16.7% in fiscal 2010 as compared to fiscal 2009, due to the effects of the Saturn fiscal 2010 impairment charge.

Other

The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses, results of operations of ADP Indemnity, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

Stock-based compensation expense was $76.3 million, $67.6 million, and $96.0 million in fiscal 2011, 2010 and 2009, respectively.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees up to a $1 million per occurrence retention. PEO Services has secured specific per occurrence and aggregate stop loss reinsurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence retention and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services’ worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity. In each of fiscal 2011, 2010, and 2009, ADP Indemnity recorded an increase in total claims reserves related to changes in these estimated losses for all policy years of $39.2 million, $19.5 million and $1.6 million, respectively. Significant contributing factors to the increase in reserves have been the rapid growth of our PEO Services business in states with relatively higher workers’ compensation claim costs, adverse claim development, higher medical costs, and longer claim duration.

Our net gains on the sale of available-for-sale securities were $34.4 million and $1.6 million in each of fiscal 2011 and 2010 respectively, coupled with a net loss of $12.4 million in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, cash and marketable securities were $1,523.7 million, stockholders’ equity was $6,010.4 million, and the ratio of long-term debt-to-equity was 0.6%. Working capital before funds held for clients and client funds obligations was $1,252.2 million, as compared to $1,568.6 million at June 30, 2010. The decrease was primarily due to a decrease in cash and cash equivalents and other current assets together with the net effect of an increase in accounts receivable, accrued expenses and other, and accrued payroll and payroll related expenses.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during fiscal 2011, and we held approximately $1.5 billion of cash and marketable securities at June 30, 2011. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $1,705.8 million in fiscal 2011, as compared to $1,682.1 million in fiscal 2010. The increase in net cash flows provided by operating activities was due to a positive year over year variance in the timing of our tax related estimated cash payments and receipts of $118.4 million, offset by an increase in bonus payments of $47.0 million, and an increase in pension plan contributions of $45.8 million. The balance of the increase was due to timing of cash collections related to trade accounts receivable partially offset by the timing of cash payments related to accounts payable.

Net cash flows used in investing activities were $7,340.6 million in fiscal 2011 as compared to $2,379.5 million in fiscal 2010. The increase in net cash flows used in investing activities was due to the increase of spend relating to acquisitions of businesses, net of cash acquired, which resulted in a net decrease to cash flows of $676.0 million, the timing of purchases of and proceeds from the sales or maturities of corporate and client funds marketable securities which resulted in a net decrease to cash flows of $1,026.0 million, and the increase in restricted cash and cash equivalents held to satisfy client funds obligations which resulted in a net decrease to cash flows of $3,197.7 million.

Net cash flows provided by financing activities were $5,339.3 million in fiscal 2011 as compared to $89.0 million in fiscal 2010. The increase was due to the net change in client funds obligations of $4,270.5 million as a result of the timing of cash received and payments made related to client funds, a $730.0 million decrease in repayments of previously issued commercial paper and a $237.2 million increase primarily due to higher cash proceeds from the exercises of stock options. We issued 11.4 million and 6.2 million treasury shares, respectively, related to option exercises in fiscal 2011 and 2010.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program. In August 2011, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $6.75 billion in aggregate maturity value, up from $6.25 billion in fiscal 2011. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. In both fiscal 2011 and 2010, our average borrowings were $1.6 billion, at weighted average interest rates of 0.2%. The weighted average maturity of our commercial paper was less than two days in both fiscal 2011 and fiscal 2010. Throughout fiscal 2011, we had full access to our U.S. short-term funding requirements related to client funds obligations. At June 30, 2011 and June 30, 2010, there was no commercial paper outstanding.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. We have $2 billion available to us on a committed basis under these reverse repurchase agreements. In fiscal 2011 and 2010, we had average outstanding balances under reverse repurchase agreements of $505.2 million and $425.0 million, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2011 and 2010 we had no outstanding obligations under reverse repurchase agreements.

In June 2011, we entered into a $2.0 billion, 364-day credit facility with a group of lenders. The 364-day facility replaced our prior $2.5 billion 364-day facility. In addition, we entered into a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The four-year facility replaced our prior $2.25 billion five-year credit facility, which expired in June 2011. We also have an existing three-year $1.5 billion credit facility maturing in June 2013 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to the committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and to provide funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2011 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow there under, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.75 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, rate reduction, auto loan and other asset-backed securities, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae"). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own AAA rated mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirement relating to client funds obligations.

On August 5, 2011, Standard & Poor’s (“S&P”) lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. As described above, in Notes 5 and 6 to the consolidated financial statements, and in our discussion of Quantitative and Qualitative Disclosures about Market Risk, we hold U.S. Treasury and direct obligations of U.S. government agencies and related securities. We do not have the intent of selling these securities nor are we obligated to sell them as a result of the credit downgrade. Furthermore, we continue to believe that we will be able to recover the underlying payments of principal and interest due thereon.

Capital expenditures for continuing operations in fiscal 2011 were $184.8 million, as compared to $90.2 million in fiscal 2010 and $167.6 million in fiscal 2009. The capital expenditures in fiscal 2011 related to our data center and other facility improvements were made to support our operations. We expect capital expenditures in the year ending June 30, 2012 (“fiscal 2012”) to be between $160 million and $180 million.

The following table provides a summary of our contractual obligations as of June 30, 2011:

(In millions)
	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Unknown	Total
Debt Obligations (1)	$2.8	$18.9	$3.6	$11.7	$-	$37.0

Operating Lease and Software
License Obligations (2)	131.0	187.3	90.9	31.3	-	440.5

Purchase Obligations (3)	194.6	250.4	75.8	-	-	520.8

Obligations related to Unrecognized Tax Benefits (4)	7.0	-	-	-	98.7	105.7

Other long-term liabilities reflected
on our Consolidated Balance Sheets:

Compensation and Benefits (5)	75.5	147.2	90.0	191.0	29.2	532.9

Acquisition-related obligations (6)	7.0	-	-	-	-	7.0
Total	$417.9	$603.8	$260.3	$234.0	$127.9	$1,643.9

(1)	These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. See Note 12 to the consolidated financial statements for additional information about our debt and related matters. The estimated interest payments due by corresponding period above are $0.2 million, $0.3 million, $0.2 million, and $0.2 million, respectively, which have been excluded.

(2)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to purchase and maintenance agreements on our software, equipment and other assets.

(4)	We made the determination that net cash payments expected to be paid within the next 12 months, related to unrecognized tax benefits of $105.7 million at June 30, 2011, are expected to be up to $7.0 million. We are unable to make reasonably reliable estimates as to the period beyond the next 12 months in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)	Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.

(6)	Acquisition-related obligations relate to contingent consideration for business acquisitions for which the amount of contingent consideration was determinable at the date of acquisition and therefore included on the Consolidated Balance Sheet as a liability.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2011, the obligations relating to these matters, which are expected to be paid in fiscal 2012, total $24,591.1 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $25,135.6 million of cash and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2011.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement protection for PEO Services worksite employees up to a $1 million per occurrence retention. PEO Services has secured specific per occurrence and aggregate stop loss reinsurance from a select wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence retention and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO business. Premiums are charged to the PEO to cover the PEO Services worksite employee expected claim expenses. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity, Inc. At June 30, 2011, ADP Indemnity’s total assets were $223.2 million to satisfy the actuarially estimated cost of workers’ compensation claims of $212.7 million for the policy years since July 1, 2003. In fiscal 2011 and 2010, ADP Indemnity paid claims of $63.3 million and $53.8 million, respectively. At June 30, 2011, AIG’s long-term credit rating and financial strength ratings from Standard & Poor’s and Moody’s respectively, were A- and A with stable outlook, and Baa1 and A1 with stable outlook. Should AIG and its wholly-owned insurance company be unable to satisfy their contractual obligations, ADP would become responsible for satisfying the worksite employee workers’ compensation obligations.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents. At June 30, 2011, approximately 93% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Federal Farm Credit Banks, Freddie Mac and Fannie Mae.

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. We minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by impounding, in virtually all instances, the client’s funds in advance of the timing of payment of such client’s obligation. As a result of this practice, we have consistently maintained the required level of client funds assets to satisfy all of our obligations.

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6.75 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 (P1) by Moody’s, the highest possible credit rating), our ability to execute reverse repurchase transactions ($2 billion of which is available on a committed basis) and available borrowings under our $6.75 billion committed revolving credit facilities. In August 2011, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $6.75 billion in aggregate maturity value. However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2011	2010	2009
Average investment balances at cost:
Corporate investments	$3,467.6	$3,839.2	$3,744.7
Funds held for clients	16,865.4	15,194.5	15,162.4
Total	$20,333.0	$19,033.7	$18,907.1

Average interest rates earned exclusive of
realized gains/ (losses) on:
Corporate investments	2.6%	2.6%	3.6%
Funds held for clients	3.2%	3.6%	4.0%
Total	3.1%	3.4%	3.9%

Realized gains on available-for-sale securities	$38.0	$15.0	$11.4
Realized losses on available-for-sale securities	(3.6)	(13.4)	(23.8)
Net realized gains/(losses) on available-for-sale securities	$34.4	$1.6	$(12.4)

As of June 30:
Net unrealized pre-tax gains on available-for-sale securities	$570.9	$710.9	$436.6

Total available-for-sale securities at fair value	$16,927.5	$15,517.0	$14,730.2

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased by 30 basis points, from 3.4% for fiscal 2010 to 3.1% for fiscal 2011. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2012. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $3 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2012.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At June 30, 2011, approximately 86% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

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

There were no derivative financial instruments outstanding at June 30, 2011, 2010 or 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2010, we adopted ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance is intended to provide disclosures to help facilitate the evaluation of the entity’s credit risk, how that risk is analyzed and the reasons for changes in the allowance for credit losses. The adoption of ASU 2010-20 did not have an impact on our consolidated results of operations, financial condition or cash flows.

In April 2011, we adopted ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on our consolidated results of operations, financial condition or cash flows.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. We are currently evaluating the impact, if any, that the adoption of ASU 2011-03 will have on our consolidated results of operations, financial condition or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The issuance of ASU 2011-04 results in global fair value measurement and disclosure guidance and minimizes differences between U.S. GAAP and IFRS. ASU 2011-04 requires an expansion of the information required for “level 3” measurements and provides the updates to the existing measurement guidance. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated results of operations, financial condition, or cash flows.

In June, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated results of operations, financial condition, or cash flows.

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

We also recognize revenues associated with the sale of software systems and associated software licenses (e.g., Dealer Services’ dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation, and post-contract customer support, revenues are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

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

Goodwill. We account for goodwill and other intangible assets with indefinite useful lives in accordance with ASC 350-10, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. We perform this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. We determine the fair value of our reporting units using the income approach, which utilizes a discounted cash flow model. In addition, we use comparative market multiples to corroborate our discounted cash flow results. We had $3,073.6 million of goodwill as of June 30, 2011. Given the significance of our goodwill, an adverse change to the fair value of goodwill and intangible assets could result in an impairment charge which could be material to our consolidated earnings if we are unable to generate the anticipated revenue growth, synergies and/or cost savings associated with our acquisitions.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity’s tax benefits being sustained must be “more likely than not” assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements. As of June 30, 2011 and 2010, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $105.7 million and $107.2 million, respectively.

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

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2011	2010	2009
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$7,805.5	$7,077.7	$7,051.7
Interest on funds held for clients	540.1	542.8	609.8
PEO revenues (A)	1,533.9	1,307.2	1,176.9
TOTAL REVENUES	9,879.5	8,927.7	8,838.4

EXPENSES:
Costs of revenues
Operating expenses	4,900.9	4,277.2	4,087.0
Systems development and programming costs	577.2	513.9	498.3
Depreciation and amortization	253.4	238.6	237.4
TOTAL COSTS OF REVENUES	5,731.5	5,029.7	4,822.7

Selling, general and administrative expenses	2,323.3	2,127.4	2,190.3
Interest expense	8.6	8.6	33.3
TOTAL EXPENSES	8,063.4	7,165.7	7,046.3

Other income, net	(116.6)	(101.2)	(108.0)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,932.7	1,863.2	1,900.1

Provision for income taxes	678.5	655.9	575.0

NET EARNINGS FROM CONTINUING OPERATIONS	1,254.2	1,207.3	1,325.1

Earnings from discontinued operations, net of provision
for income taxes of $7.0 and $0.7 for the fiscal years
ended June 30, 2010 and 2009, respectively	-	4.1	7.5
NET EARNINGS	$1,254.2	$1,211.4	$1,332.6

Basic earnings per share from continuing operations	$2.54	$2.41	$2.63
Basic earnings per share from discontinued operations	-	0.01	0.01
BASIC EARNINGS PER SHARE	$2.54	$2.42	$2.65

Diluted earnings per share from continuing operations	$2.52	$2.40	$2.62
Diluted earnings per share from discontinued operations	-	0.01	0.01
DILUTED EARNINGS PER SHARE	$2.52	$2.40	$2.63

Basic weighted average shares outstanding	493.5	500.5	503.2
Diluted weighted average shares outstanding	498.3	503.7	505.8

(A)	Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $15,765.3, $13,318.7, and $12,310.4, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,389.4	$1,643.3
Short-term marketable securities	36.3	27.9
Accounts receivable, net	1,364.8	1,127.7
Other current assets	648.3	673.4
Assets held for sale	9.1	11.8
Total current assets before funds held for clients	3,447.9	3,484.1
Funds held for clients	25,135.6	18,832.6
Total current assets	28,583.5	22,316.7
Long-term marketable securities	98.0	104.3
Long-term receivables, net	128.7	129.4
Property, plant and equipment, net	716.2	673.8
Other assets	922.6	712.3
Goodwill	3,073.6	2,383.3
Intangible assets, net	715.7	542.4
Total assets	$34,238.3	$26,862.2

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$153.3	$150.0
Accrued expenses and other current liabilities	930.4	771.0
Accrued payroll and payroll related expenses	558.3	448.5
Dividends payable	174.2	164.5
Short-term deferred revenues	350.9	321.5
Income taxes payable	28.6	60.0
Total current liabilities before client funds obligations	2,195.7	1,915.5
Client funds obligations	24,591.1	18,136.7
Total current liabilities	26,786.8	20,052.2
Long-term debt	34.2	39.8
Other liabilities	556.2	528.0
Deferred income taxes	373.5	306.4
Long-term deferred revenues	477.2	456.9
Total liabilities	28,227.9	21,383.3

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value: Authorized, 1,000.0 shares;
issued, 638.7 shares at June 30, 2011 and 2010;
outstanding, 490.8 and 492.0 shares at June 30, 2011 and 2010, respectively	63.9	63.9
Capital in excess of par value	489.5	493.0
Retained earnings	11,803.9	11,252.0
Treasury stock - at cost: 147.9 and 146.7 shares at June 30, 2011 and 2010, respectively	(6,714.0)	(6,539.5)
Accumulated other comprehensive income	367.1	209.5
Total stockholders' equity	6,010.4	5,478.9
Total liabilities and stockholders' equity	$34,238.3	$26,862.2

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In millions, except per share amounts)

							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Earnings	Stock	Income	Income (Loss)
Balance at June 30, 2008	638.7	$63.9	$522.0	$10,029.8	$(5,804.7)		$276.2
Net earnings	-	-	-	1,332.6	-	$1,332.6	-
Foreign currency translation adjustments						(192.1)	(192.1)
Unrealized net gain on securities, net of tax						191.1	191.1
Pension liability adjustment, net of tax						(119.2)	(119.2)
Comprehensive income						$1,212.4

Stock-based compensation expense	-	-	96.0	-	-		-
Issuances relating to stock compensation plans	-	-	(105.8)	-	219.7		-
Tax benefits from stock compensation plans	-	-	7.8	-	-		-
Treasury stock acquired (13.8 shares)	-	-	-	-	(548.9)		-
Dividends ($1.2800 per share)	-	-	-	(645.8)	-		-

Balance at June 30, 2009	638.7	$63.9	$520.0	$10,716.6	$(6,133.9)		$156.0
Net earnings	-	-	-	1,211.4	-	$1,211.4	-
Foreign currency translation adjustments						(76.1)	(76.1)
Unrealized net gain on securities, net of tax						175.4	175.4
Pension liability adjustment, net of tax						(45.8)	(45.8)
Comprehensive income						$1,264.9

Stock-based compensation expense	-	-	67.6	-	-		-
Issuances relating to stock compensation plans	-	-	(85.4)	-	360.7		-
Tax benefits from stock compensation plans	-	-	(9.2)	-	-		-
Treasury stock acquired (18.2 shares)	-	-	-	-	(766.3)		-
Dividends ($1.3500 per share)	-	-	-	(676.0)	-		-

Balance at June 30, 2010	638.7	$63.9	$493.0	$11,252.0	$(6,539.5)		$209.5
Net earnings	-	-	-	1,254.2	-	$1,254.2	-
Foreign currency translation adjustments						166.7	166.7
Unrealized net gain on securities, net of tax						(88.0)	(88.0)
Pension liability adjustment, net of tax						78.9	78.9
Comprehensive income						$1,411.8

Stock-based compensation expense	-	-	76.3	-	-		-
Issuances relating to stock compensation plans	-	-	(78.0)	-	558.3		-
Tax benefits from stock compensation plans	-	-	(1.8)	-	-		-
Treasury stock acquired (14.2 shares)	-	-	-	-	(732.8)		-
Dividends ($1.4200 per share)	-	-	-	(702.3)	-		-

Balance at June 30, 2011	638.7	$63.9	$489.5	$11,803.9	$(6,714.0)		$367.1

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2011	2010	2009
Cash Flows From Operating Activities
Net earnings	$1,254.2	$1,211.4	$1,332.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	318.2	309.2	307.7
Deferred income taxes	107.6	96.1	(47.9)
Stock-based compensation expense	76.3	67.6	96.0
Excess tax benefit related to exercises of stock options	(1.0)	(0.2)	(1.5)
Net pension expense	40.7	34.7	33.8
Net realized (gain) loss from the sales of marketable securities	(34.4)	(1.6)	12.4
Net amortization of premiums and accretion of discounts on available-for-sale securities	53.6	57.3	58.3
Impairment losses on available-for-sale securities	-	14.4	-
Impairment losses on assets held for sale	11.7	-	-
(Loss) gain on sales of buildings	(1.8)	2.3	(2.2)
Gain on sale of discontinued businesses, net of tax	-	(0.5)	(4.4)
Other	35.1	8.9	35.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase) in accounts receivable	(138.3)	(108.8)	(152.6)
(Increase) decrease in other assets	(81.3)	30.0	(85.6)
(Decrease) increase in accounts payable	(24.6)	34.7	(9.7)
Increase (decrease) in accrued expenses and other liabilities	89.8	(73.3)	(12.6)
Operating activities of discontinued operations	-	(0.1)	2.5
Net cash flows provided by operating activities	1,705.8	1,682.1	1,562.6
Cash Flows From Investing Activities
Purchases of corporate and client funds marketable securities	(4,770.9)	(3,846.7)	(2,736.5)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,305.1	3,406.9	3,320.4
Net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations	(4,837.1)	(1,639.4)	(731.7)
Capital expenditures	(181.9)	(102.9)	(157.8)
Additions to intangibles	(95.8)	(123.8)	(96.0)
Acquisitions of businesses, net of cash acquired	(776.0)	(100.0)	(67.0)
Reclassification from cash and cash equivalents to short-term marketable securities	-	-	(211.1)
Proceeds from the sale of property, plant and equipment	13.1	3.1	25.7
Other	2.9	1.8	10.0
Investing activities of discontinued operations	-	(0.1)	-
Proceeds from the sale of businesses included in discontinued operations	-	21.6	(0.1)
Net cash flows used in investing activities	(7,340.6)	(2,379.5)	(644.1)
Cash Flows From Financing Activities		-
Net increase in client funds obligations	6,290.9	2,020.4	885.2
Proceeds from issuance of debt	-	-	12.5
Payments of debt	(5.7)	(2.9)	(21.9)
Net purchases of reverse repurchase agreements	-	-	(11.8)
Net (repayment) proceeds of commercial paper borrowing	-	(730.0)	730.0
Repurchases of common stock	(732.8)	(766.4)	(580.4)
Proceeds from stock purchase plan and exercises of stock options	478.2	241.1	82.7
Excess tax benefit related to exercises of stock options	1.0	0.2	1.5
Dividends paid	(692.4)	(673.4)	(629.4)
Net cash flows provided by financing activities	5,339.2	89.0	468.4
Effect of exchange rate changes on cash and cash equivalents	41.7	(13.6)	(39.1)
Net change in cash and cash equivalents	(253.9)	(622.0)	1,347.8
Cash and cash equivalents of continuing operations, beginning of year	1,643.3	2,265.3	917.5
Cash and cash equivalents of discontinued operations, beginning of year	-	-	-
Cash and cash equivalents, end of year	1,389.4	1,643.3	2,265.3
Less cash and cash equivalents of discontinued operations, end of year	-	-	-
Cash and cash equivalents of continuing operations, end of year	$1,389.4	$1,643.3	$2,265.3

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Preparation. The accompanying Consolidated Financial Statements and footnotes thereto of Automatic Data Processing, Inc. and its subsidiaries (“ADP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates.

B. Description of Business. The Company is a provider of technology-based outsourcing solutions to employers and vehicle retailers and manufacturers. The Company classifies its operations into the following reportable segments: Employer Services, Professional Employer Organization (“PEO”) Services, and Dealer Services. The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses, results of operations of ADP Indemnity, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

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

The Company also recognizes revenues associated with the sale of software systems and associated software licenses (e.g., Dealer Services’ dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation, and post-contract customer support, revenues are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist.

The Company assesses collectability of our revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

PEO revenues are reported on the Statements of Consolidated Earnings and are reported net of direct pass-through costs, which are costs billed and incurred for PEO Services worksite employees, primarily consisting of payroll wages and payroll taxes. Benefits, workers’ compensation and state unemployment tax fees for worksite employees are included in PEO revenues and the associated costs are included in operating expenses.

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

F. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to auto, truck, motorcycle, marine, recreational vehicle and heavy equipment dealers. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return over the term of each contract.

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

H. Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually at the reporting unit level. The Company performs this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, the Company would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. The Company determines the estimated fair value of its reporting units using an equal weighted blended approach which combines the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business.

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

There were no derivative financial instruments outstanding at June 30, 2011 or June 30, 2010.

L. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

		Effect of	Effect of
		Employee	Employee
		Stock Option	Restricted Stock
Years ended June 30,	Basic	Shares	Shares	Diluted
2011
Net earnings from continuing operations	$1,254.2			$1,254.2
Weighted average shares (in millions)	493.5	3.8	1.0	498.3
EPS from continuing operations	$2.54			$2.52

2010
Net earnings from continuing operations	$1,207.3			$1,207.3
Weighted average shares (in millions)	500.5	2.2	1.0	503.7
EPS from continuing operations	$2.41			$2.40

2009
Net earnings from continuing operations	$1,325.1			$1,325.1
Weighted average shares (in millions)	503.2	1.2	1.4	505.8
EPS from continuing operations	$2.63			$2.62

Options to purchase 0.9 million, 14.0 million, and 32.9 million shares of common stock for the year ended June 30, 2011, (“fiscal 2011”), the year ended June 30, 2010 (“fiscal 2010”), and the year ended June 30, 2009 (“fiscal 2009”), respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective fiscal year.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity’s tax benefits being sustained must be “more likely than not”, assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2011 and 2010, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $105.7 million, and $107.2 million respectively.

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

Q. Workers’ Compensation Costs. The Company employs a third party actuary to assist in determining the estimated claim liability related to workers’ compensation and employer liability coverage for PEO Services worksite employees. In estimating loss development rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. The Company has secured specific per occurrence reinsurance that caps the exposure for each individual claim at $1 million per occurrence, and has also secured aggregate stop loss reinsurance that caps aggregate losses at a certain level in each policy year.

R. Recently Issued Accounting Pronouncements.

In July 2010, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements,” and ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements.” ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable. The alternative when VSOE or TPE does not exist is management’s best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable. ASU 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s functionality. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

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

In April 2011, the Company adopted ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on the Company’s consolidated results of operations, financial condition or cash flows.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is currently evaluating the impact, if any, that the adoption of ASU 2011-03 will have on the Company’s consolidated results of operations, financial condition or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The issuance of ASU 2011-04 results in global fair value measurement and disclosure guidance and minimizes differences between U.S. GAAP and IFRS. ASU 2011-04 requires an expansion of the information required for “level 3” measurements and provides the updates to the existing measurement guidance. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In June, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

NOTE 2. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2011	2010	2009
Interest income on corporate funds	$(88.8)	$(98.8)	$(134.2)
Realized gains on available-for-sale securities	(38.0)	(15.0)	(11.4)
Realized losses on available-for-sale securities	3.6	13.4	23.8
Realized (gain) on investment in Reserve Fund	(0.9)	(15.2)	18.3
Impairment losses on available-for-sale securities	-	14.4	-
Impairment losses on assets held for sale	11.7	-	-
Net (gains) losses on sales of buildings	(1.8)	2.3	(2.2)
Other, net	(2.4)	(2.3)	(2.3)

Other income, net	$(116.6)	$(101.2)	$(108.0)

Proceeds from sales and maturities of available-for-sale securities were $3,305.1 million, $3,406.9 million, and $3,320.4 million for fiscal 2011, 2010, and 2009, respectively.

In fiscal 2009, the net asset value of the Primary Fund of the Reserve Fund (“Reserve Fund”) decreased below $1 per share as a result of the full write-off of the Reserve Fund’s holdings in debt securities issued by Lehman Brothers Holdings, Inc., which filed for bankruptcy protection on September 15, 2008. In fiscal 2009, the Company recorded a loss of $18.3 million to other income, net on the Statements of Consolidated Earnings to recognize it’s pro-rata share of the estimated losses of the investment it held in the Reserve Fund. During fiscal 2010 and 2011, the Company received distributions from the Reserve Fund in excess of what was previously recorded in short-term marketable securities and as such, recorded gains of $15.2 million and $0.9 million, respectively, to other income, net on the Statements of Consolidated Earnings.

In fiscal 2010, the Company concluded it had the intent to sell certain securities for which unrealized losses of $14.4 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. As such, the Company realized impairment losses of $14.4 million in other income, net on the Statements of Consolidated Earnings during fiscal 2010. The Company subsequently sold all securities that the Company previously concluded it had the intent to sell.

During fiscal years 2011, 2010, and 2009, the Company sold buildings that were previously classified as Assets Held for Sale on the Consolidated Balance Sheets and, as a result, recorded net gains/(losses) of $1.8 million, ($2.3) million, and $2.2 million, respectively, in other income, net on the Statements of Consolidated Earnings. During fiscal 2011, the Company reclassified assets related to two buildings as Assets Held for Sale on the Consolidated Balance Sheets. As the carrying amount of the assets held for sale exceeded their fair value less costs to sell, the Company recorded impairment losses of $11.7 million. Refer to Note 9 for more information related to Assets Held for Sale.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. (“Broadridge”) pursuant to which the Company provides data center outsourcing services, which principally consist of information technology services and service delivery network services. As a result of this agreement, the Company recognized income of $113.0 million and $104.8 million in fiscal 2011 and fiscal 2010, respectively, which is offset by expenses associated with providing such services of $110.8 million and $102.6 million, respectively, both of which were recorded in other income, net on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $9.5 million and $8.9 million on June 30, 2011 and 2010, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012. The Company continues to assess the impact on results of operations, if any, that this will have and does not currently anticipate this will have a material impact.

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

On August 16, 2010, the Company acquired 100% of the outstanding shares of Cobalt, a leading provider of digital marketing solutions for the auto industry that aligns with Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy, for approximately $405.4 million in cash, net of cash acquired.

The purchase price allocation for Cobalt is as follows:

Accounts receivable, net	$42.5
Goodwill	311.7
Identifiable intangible assets	111.6
Other assets	57.4
Total assets acquired	$523.2

Total liabilities acquired	$96.1

The Company determined the purchase price allocations for this acquisition based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed, utilizing recognized valuation techniques, including the income and market approaches. Goodwill for Cobalt, which is not deductible for tax purposes, resulted from the expected impact to Dealer Services’ long-term growth strategy. Intangible assets for Cobalt, which totaled $111.6 million, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 11 years. There is no contingent consideration relating to the Cobalt acquisition.

In addition to Cobalt, the Company acquired eight businesses in fiscal 2011 for approximately $370.6 million, net of cash acquired. The purchase price for these acquisitions includes $1.6 million in accrued contingent payments expected to be paid in future periods. These acquisitions resulted in approximately $269.8 million of goodwill. Intangible assets acquired, which totaled approximately $134.8 million, consist of software, customer contracts and lists and trademarks that are being amortized over a weighted average life of 9 years. In addition, the Company made $0.8 million of contingent payments in fiscal 2011 relating to previously consummated acquisitions. As of June 30, 2011, the Company had contingent consideration remaining for all transactions of approximately $7.0 million.

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

The acquisitions discussed above for fiscal 2011, 2010, and 2009 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

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

On January 23, 2007, the Company completed the sale of Sandy Corporation, a business within the Dealer Services segment, and classified the results of operations of this business as discontinued operations for all periods presented. In March 2008 and April 2009, the Company received two payments of $2.5 million during each period, which represented purchase price adjustments, and recorded these additional gains of $2.5 million, or $1.6 million net of tax, within earnings from discontinued operations during both fiscal 2008 and fiscal 2009.

There were no revenues and earnings from discontinued operations during fiscal 2011. The following table summarizes the revenues and expenses from discontinued operations as reported for the period indicated:

Years ended June 30,	2010	2009
Revenues	$17.2	$28.7

Earnings from discontinued operations before income taxes	5.2	4.6
Provision for income taxes	1.6	1.5

Net earnings from discontinued operations before gain
on disposal of discontinued operations	3.6	3.1

Gain on disposal of discontinued operations, net of
provision (benefit) for income taxes of $5.4 and
$(0.8) for fiscal 2010 and 2009, respectively	0.5	4.4

Net earnings from discontinued operations	$4.1	$7.5

There were no assets or liabilities of discontinued operations as of June 30, 2011 or June 30, 2010.

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2011 and 2010 are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$9,731.8	$-	$-	$9,731.8
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,558.2	213.0	(12.1)	6,759.1
Corporate bonds	5,908.6	234.9	(16.9)	6,126.6
Asset-backed securities	422.4	25.4	-	447.8
Commercial mortgage-backed securities	476.6	15.9	-	492.5
Municipal bonds	493.7	23.1	(0.6)	516.2
Canadian government obligations and
Canadian government agency obligations	1,082.0	20.8	(1.3)	1,101.5
Other securities	1,415.1	72.4	(3.7)	1,483.8

Total available-for-sale securities	16,356.6	605.5	(34.6)	16,927.5

Total corporate investments and funds
held for clients	$26,088.4	$605.5	$(34.6)	$26,659.3

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$5,091.1	$-	$-	$5,091.1
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	5,631.0	280.7	(0.2)	5,911.5
Corporate bonds	5,080.7	261.2	(9.0)	5,332.9
Asset-backed securities	923.5	45.3	-	968.8
Commercial mortgage-backed securities	682.3	25.1	-	707.4
Municipal bonds	446.3	23.1	-	469.4
Canadian government obligations and
Canadian government agency obligations	998.6	33.9	-	1,032.5
Other securities	1,043.7	51.8	(1.0)	1,094.5

Total available-for-sale securities	14,806.1	721.1	(10.2)	15,517.0

Total corporate investments and funds
held for clients	$19,897.2	$721.1	$(10.2)	$20,608.1

At June 30, 2011, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) with fair values of $3,886.5 million, $914.0 million, $759.1 million and $702.4 million, respectively. At June 30, 2010, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Freddie Mac and Fannie Mae with fair values of $2,615.5 million, $736.8 million, $1,136.1 million and $933.6 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of primarily AAA, as rated by Moody’s and Standard and Poor’s and has maturities ranging from July 2011 through March 2021.

At June 30, 2011, asset-backed securities include primarily AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $220.5 million, $196.9 million and $30.0 million, respectively. At June 30, 2010, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, auto loan receivables with fair values of $548.6 million, $307.8 million, and $112.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2011.

At June 30, 2011, other securities and their fair value primarily represent Canadian provincial bonds of $494.3 million, supranational bonds of $360.1 million, sovereign bonds of $328.8 million, AAA rated mortgage-backed securities of $146.5 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $129.1 million. At June 30, 2010, other securities and their fair value primarily represent Canadian provincial bonds of $308.5 million, supranational bonds of $322.7 million, sovereign bonds of $181.8 million, AAA rated mortgage-backed securities of $131.0 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program of $131.3 million. The Company’s AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2011	2010
Corporate investments:
Cash and cash equivalents	$1,389.4	$1,643.3
Short-term marketable securities	36.3	27.9
Long-term marketable securities	98.0	104.3
Total corporate investments	$1,523.7	$1,775.5

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

June 30,	2011	2010
Funds held for clients:
Restricted cash and cash equivalents held to
satisfy client funds obligations	$8,342.4	$3,447.8
Restricted short-term marketable securities held
to satisfy client funds obligations	3,059.9	2,768.7
Restricted long-term marketable securities held
to satisfy client funds obligations	13,733.3	12,616.1
Total funds held for clients	$25,135.6	$18,832.6

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $24,591.1 million and $18,136.7 million as of June 30, 2011 and 2010, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and those related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 86% of the available-for-sale securities held an AAA or AA rating at June 30, 2011, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at June 30, 2011.

The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services varies significantly during the fiscal year, and averaged approximately $16,865.4 million, $15,194.5 million, and $15,162.4 million in fiscal 2011, 2010, and 2009, respectively.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2011 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$(12.1)	$1,049.0	$-	$-	$(12.1)	$1,049.0
Corporate bonds	(16.9)	945.2	-	-	(16.9)	945.2
Asset backed securities	-	0.5	-	-	-	0.5
Commercial mortgage-backed securities	-	17.3	-	-	-	17.3
Municipal bonds	(0.6)	35.0	-	-	(0.6)	35.0
Canadian government obligations and
Canadian government agency obligations	(1.3)	227.7	-	-	(1.3)	227.7
Other securities	(3.7)	242.3	-	-	(3.7)	242.3

	$(34.6)	$2,517.0	$-	$-	$(34.6)	$2,517.0

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2010 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$-	$28.0	$(0.2)	$6.5	$(0.2)	$34.5
Corporate bonds	(9.0)	210.5	-	-	(9.0)	210.5
Asset backed securities	-	2.4	-	-	-	2.4
Commercial mortgage-backed securities	-	2.1	-	-	-	2.1
Municipal bonds	-	10.0	-	-	-	10.0
Other securities	(1.0)	10.6	-	-	(1.0)	10.6

	$(10.0)	$263.6	$(0.2)	$6.5	$(10.2)	$270.1

Expected maturities of available-for-sale securities at June 30, 2011 are as follows:

Maturity Dates:
Due in one year or less	$3,096.2
Due after one year up to two years	3,231.2
Due after two years up to three years	1,762.0
Due after three years up to four years	3,165.5
Due after four years	5,672.6

Total available-for-sale securities	$16,927.5

In fiscal 2010, the Company concluded that it had the intent to sell certain securities for which unrealized losses of $14.4 million previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. As such, the Company realized impairment losses of $14.4 million in other income, net on the Statements of Consolidated Earnings in fiscal 2010.

For the securities in an unrealized loss position of $34.6 million at June 30, 2011, the Company concluded that it did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery, in order to determine whether such losses were due to credit losses. The securities with unrealized losses of $34.6 million were primarily comprised of corporate bonds and U.S. Treasury and direct obligations of U.S. government agencies. The Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis. At June 30, 2011, the Company concluded that unrealized losses on available-for-sale securities held at June 30, 2011 were not credit losses and were attributable to other factors, including changes in interest rates. As a result, the Company concluded that the $34.6 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at June 30, 2011.

NOTE 6. FAIR VALUE MEASUREMENTS

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

  quoted prices for similar assets or liabilities in active markets;
  quoted prices for identical or similar assets or liabilities in markets that are not active;
  inputs other than quoted prices that are observable for the asset or liability; or
  inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3
Fair value is determined based upon inputs that are unobservable and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability based upon the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

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

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2011. Included in the table are available-for-sale securities within corporate investments of $134.3 million and funds held for clients of $16,793.2 million. Refer to Note 5 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$-	$6,759.1	$-	$6,759.1
Corporate bonds	-	6,126.6	-	6,126.6
Asset-backed securities	-	447.8	-	447.8
Commercial mortgage-backed securities	-	492.5	-	492.5
Municipal bonds	-	516.2	-	516.2
Canadian government obligations and
Canadian government agency obligations	-	1,101.5	-	1,101.5
Other securities	20.1	1,463.7	-	1,483.8
Total available-for-sale securities	$20.1	$16,907.4	$-	$16,927.5

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2010. Included in the table are available-for-sale securities within corporate investments of $132.2 million and funds held for clients of $15,384.8 million.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$-	$5,911.4	$-	$5,911.4
Corporate bonds	-	5,332.9	-	5,332.9
Asset-backed securities	-	968.9	-	968.9
Commercial mortgage-backed securities	-	707.4	-	707.4
Municipal bonds	-	469.5	-	469.5
Canadian government obligations and
Canadian government agency obligations	-	1,032.5	-	1,032.5
Other securities	8.0	1,086.4	-	1,094.4
Total available-for-sale securities	$8.0	$15,509.0	$-	$15,517.0

NOTE 7. RECEIVABLES

Accounts receivable, net, includes the Company’s trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. The Company’s receivables also include notes receivable for the financing of the sale of computer systems, primarily from auto, truck, motorcycle, marine, recreational vehicle and heavy equipment dealers. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, internal assessments of credit quality and the economic conditions in the automobile industry, as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	June 30, 2011		June 30, 2010
	Current	Long-term	Current	Long-term
Trade receivables	$1,333.2	$-	$1,076.3	$-
Notes receivable	90.5	146.4	110.3	155.0
Less:
Allowance for doubtful accounts - trade receivables	(44.8)	-	(39.6)	-
Allowance for doubtful accounts - notes receivable	(5.7)	(9.4)	(9.4)	(16.1)
Unearned income-notes receivable	(8.4)	(8.3)	(9.9)	(9.5)

Total	$1,364.8	$128.7	$1,127.7	$129.4

Long-term receivables at June 30, 2011 mature as follows:

2013	$ 67.5
2014	45.4
2015	24.5
2016	9.0
2017	-

$ 146.4

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

	June 30, 2011
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.6	$0.9	$0.6	$0.9
Non-specific Reserve	89.9	145.5	5.1	8.5
Total	$90.5	$146.4	$5.7	$9.4

	June 30, 2010
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$3.8	$6.6	$3.8	$6.6
Non-specific Reserve	106.5	148.4	5.6	9.5
Total	$110.3	$155.0	$9.4	$16.1

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2010	$9.4	$16.1
Incremental provision	1.8	3.0
Recoveries	(3.7)	(6.8)
Chargeoffs	(1.8)	(2.9)

Balance at June 30, 2011	$5.7	$9.4

As of June 30, 2011 and June 30, 2010, the allowance for doubtful accounts as a percentage of notes receivable is approximately 6% and 10%, respectively.

Notes receivable aged over 30 days past due are considered delinquent. Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables is applied towards principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed. At June 30, 2011, the Company had $2.2 million in notes receivable on non-accrual status, including $0.1 million of notes receivable aged over 60 days past due.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs. In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy. As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at June 30, 2011 is as follows:

	Over 30 days to 60
	days	Over 60 days
Notes Receivables	$1.2	$0.1

At June 30, 2011, approximately 99% of notes receivable are current. During the twelve month ended June 30, 2011, the charge-offs as a percentage of notes receivable were 1.9%.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2011 and 2010 are as follows:

June 30,	2011	2010
Property, plant and equipment:
Land and buildings	$698.4	$700.1
Data processing equipment	791.0	731.3
Furniture, leaseholds and other	462.3	397.4

	1,951.7	1,828.8

Less: accumulated depreciation	(1,235.5)	(1,155.0)

Property, plant and equipment, net	$716.2	$673.8

Depreciation of property, plant and equipment was $146.3 million, $152.6 million, and $155.8 million for fiscal 2011, 2010 and 2009, respectively.

NOTE 9. ASSETS HELD FOR SALE

During fiscal 2009, the Company reclassified assets related to three buildings as assets held for sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. The Company sold two of the buildings as of June 30, 2010. Additionally, during fiscal 2010, the Company reclassified assets related to one other building as assets held for sale on the Consolidated Balance Sheets. At June 30, 2010, the Company had $11.8 million classified as Assets Held for Sale on the Consolidated Balance Sheets relating to the two buildings that were subsequently sold during fiscal 2011. In fiscal 2011, the Company reclassified an additional two buildings as Assets Held for Sale that were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. These two buildings remain in Assets Held for Sale on the Consolidated Balance Sheets at June 30, 2011 for $9.1 million.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2011 and 2010 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total
Balance as of June 30, 2009	$1,567.0	$4.8	$803.7	$2,375.5
Additions and other adjustments, net	80.6	-	1.4	82.0
Adjustments for discontinued operations	-	-	(15.0)	(15.0)
Currency translation adjustments	(36.3)	-	(22.9)	(59.2)
Balance as of June 30, 2010	$1,611.3	$4.8	$767.2	$2,383.3
Additions and other adjustments, net	251.3	-	332.9	584.2
Currency translation adjustments	72.4	-	33.7	106.1
Balance as of June 30, 2011	$1,935.0	$4.8	$1,133.8	$3,073.6

In fiscal 2011, 2010 and 2009, the Company performed the required annual impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

June 30,	2011	2010
Intangibles:
Software and software licenses	$1,322.4	$1,160.0
Customer contracts and lists	821.0	640.3
Other intangibles	238.3	209.5
	2,381.7	2,009.8

Less accumulated amortization:
Software and software licenses	(1,062.1)	(946.0)
Customer contracts and lists	(443.7)	(375.6)
Other intangibles	(160.2)	(145.8)
	(1,666.0)	(1,467.4)

Intangible assets, net	$715.7	$542.4

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (4 years for software and software licenses, 11 years for customer contracts and lists, and 8 years for other intangibles). Amortization of intangible assets was $171.9 million, 156.6 million, and $151.9 million for fiscal 2011, 2010, and 2009, respectively.

Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

Amount
Twelve months ending June 30, 2012	$169.4
Twelve months ending June 30, 2013	$127.8
Twelve months ending June 30, 2014	$95.2
Twelve months ending June 30, 2015	$69.5
Twelve months ending June 30, 2016	$53.2

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during fiscal 2011.

NOTE 11. SHORT-TERM FINANCING

In June 2011, the Company entered into a $2.0 billion, 364-day credit agreement with a group of lenders. The 364-day facility replaced our prior $2.5 billion 364-day facility. In addition, the Company entered into a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The four-year facility replaced our prior $2.25 billion five-year facility, which expired in June 2011. The Company also has an existing $1.5 billion three-year credit facility that matures in June 2013 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2011 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.25 billion in aggregate maturity value of commercial paper. In August 2011, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $6.75 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2011 and 2010, the Company had no commercial paper outstanding. In both fiscal 2011 and 2010, the Company’s average borrowings were $1.6 billion, at weighted average interest rates of 0.2%. The weighted average maturity of the Company’s commercial paper in fiscal 2011 and 2010 was less than two days for both fiscal years.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements. These agreements are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. The Company has $2.0 billion available to it on a committed basis under these reverse repurchase agreements. At June 30, 2011 and 2010, there were no outstanding obligations under reverse repurchase agreements. In fiscal 2011 and 2010, the Company had average outstanding balances under reverse repurchase agreements of $505.2 million and $425.0 million, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively.

NOTE 12. DEBT

Components of long-term debt are as follows:

June 30,	2011	2010
Industrial revenue bonds
(with variable interest rates from 0.4% to 1.1%)	$21.6	$25.4
Secured financing	15.4	17.2

	37.0	42.6
Less: current portion	(2.8)	(2.8)

	$34.2	$39.8

During fiscal 2008, the Company entered into a secured financing agreement, whereby the Company borrowed $21.1 million from a third party in exchange for a security interest in a single client’s unbilled accounts receivable, which is billable over a ten-year period. The Company will continue to collect amounts due from the client as they are billed. The security interest in the receivables retained by the third party is without recourse against the Company in the event that the client does not make the appropriate payments to the Company. As of June 30, 2011, the Company has recorded approximately $2.8 million within accrued expenses and other current liabilities and approximately $12.6 million within long-term debt on the Company’s Consolidated Balance Sheets related to the secured financing arrangement.

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Long-term debt repayments at June 30, 2011 are due as follows:

2013	$17.1
2014	1.8
2015	1.8
2016	1.8
2017	1.8
Thereafter	9.9

$34.2

Cash payments relating to interest on long-term debt and the short-term financing arrangements described in Note 11 were approximately $8.8 million, $8.9 million, and $40.1 million in fiscal 2011, 2010 and 2009, respectively.

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

There were no derivative financial instruments outstanding at June 30, 2011, 2010, or 2009.

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

  Performance-Based Restricted Stock. The performance-based restricted stock program has a one-year performance period, and a subsequent six-month service period. Under this program, the Company communicates "target awards" to employees at the beginning of the performance period and, as such, dividends are not paid in respect of the "target awards" during the performance period. After the performance period, if the performance targets are achieved, associates are eligible to receive dividends on shares awarded under the program. The performance target is based on earnings per share growth over the performance period, with possible payouts ranging from 0% to 150% of the "target awards." Stock-based compensation expense is measured based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting period of approximately 18 months, based upon the probability that the performance target will be met.
The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan and restricted stock awards. Stock-based compensation expense of $76.3 million, $67.6 million, and $96.0 million was recognized in earnings from continuing operations in fiscal 2011, 2010, and 2009, respectively, as well as related tax benefits of $28.2 million, $22.3 million, and $27.6 million, respectively.

Years ended June 30,	2011	2010	2009
Operating expenses	$13.1	$11.7	$20.6
Selling, general and administrative expenses	51.8	45.9	60.4
System development and programming costs	11.4	10.0	15.0
Total pretax stock-based compensation expense	$76.3	$67.6	$96.0

As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $9.6 million and $42.8 million, respectively, which will be amortized over the weighted average remaining requisite service period of 1.5 years and 1.1 years, respectively.

In fiscal 2011, the following activity occurred under our existing plans:

Stock Options:

	Number of Options	Weighted Average Price
Year ended June 30, 2011	(in thousands)	(in dollars)
Options outstanding,
beginning of year	35,000	$41
Options granted	1,398	$38
Options exercised	(11,403)	$41
Options canceled	(3,281)	$53
Options outstanding, end of year	21,714	$40

Options exercisable, end of year	17,823	$39
Shares available for future grants,
end of year	30,153
Shares reserved for issuance under
stock option plans, end of year	51,867

Performance-Based Restricted Stock:

Number of Shares
(in thousands)

Year ended June 30,	2011
Restricted shares outstanding,
beginning of year	1,112
Restricted shares granted	1,388
Restricted shares vested	(1,077)
Restricted shares forfeited	(72)
Restricted shares outstanding, end of year	1,351

Time-Based Restricted Stock:

Number of Shares
(in thousands)

Year ended June 30,	2011
Restricted shares outstanding,
beginning of year	475
Restricted shares granted	89
Restricted shares vested	(45)
Restricted shares forfeited	(26)
Restricted shares outstanding, end of year	493

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2011 was $284.1 million and $237.7 million, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2011, 2010 and 2009 was $95.7 million, $29.1 million and $19.7 million, respectively.

Summarized information about stock options outstanding as of June 30, 2011 is as follows:

	Outstanding			Exercisable
			Weighted			Weighted
Exercise	Number	Remaining	Average	Number	Remaining	Average
Price	of Options	Life	Price	of Options	Life	Price
Range	(in thousands)	(in years)	(in dollars)	(in thousands)	(in years)	(in dollars)
Under $25	298	1.7	$17	73	1.4	$17
$25 to $35	1,587	1.5	$31	1,531	1.3	$31
$35 to $45	17,790	3.8	$40	15,020	3.4	$40
$45 to $55	2,039	3.8	$47	1,199	1.3	$46
	21,714	3.6	$40	17,823	3.0	$39

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

Years ended June 30,	2011	2010	2009
Risk-free interest rate	1.4% - 2.4%	2.3% - 2.6%	1.8% - 3.1%
Dividend yield	2.9% - 3.3%	3.2% - 3.4%	2.6% - 3.5%
Weighted average volatility factor	24.5% - 24.9%	25.9% - 30.4%	25.3% - 31.3%
Weighted average expected life (in years)	5.1 - 5.2	5.0 - 5.1	5.0
Fair value	$7.59	$7.05	$7.54

The weighted average fair values of restricted stock plan issuances were as follows:

Year ended June 30,	2011
Performance-based restricted stock	$40.20
Time-based restricted stock	$44.58

B. Pension Plans. The Company has a defined benefit cash balance pension plan covering substantially all U.S. employees, under which employees are credited with a percentage of base pay plus interest. The plan interest credit rate varies from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested upon completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles. In addition, the Company has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key officers upon retirement based upon the officers’ years of service and compensation.

A June 30 measurement date was used in determining the Company’s benefit obligations and fair value of plan assets.

The Company is required to (a) recognize in its statement of financial position an asset for a plan’s net overfunded status or a liability for a plan’s net underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur in accumulated other comprehensive income (loss).

The Company’s pension plans funded status as of June 30, 2011 and 2010 is as follows:

June 30,	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$981.7	$787.0
Actual return on plan assets	208.1	117.6
Employer contributions	158.1	112.3
Benefits paid	(34.6)	(35.2)

Fair value of plan assets at end of year	$1,313.3	$981.7

Change in benefit obligation:
Benefit obligation at beginning of year	$1,087.9	$894.9
Service cost	52.5	47.6
Interest cost	56.6	59.1
Actuarial (gains)/ losses	(5.4)	128.8
Currency translation adjustments	14.5	(7.3)
Benefits paid	(34.6)	(35.2)
Acquisitions	7.3	-

Projected benefit obligation at end of year	$1,178.8	$1,087.9

Funded status - plan assets less benefit obligations	$134.5	$(106.2)

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2011 and 2010 consisted of:

June 30,	2011	2010
Noncurrent assets	$231.5	$-
Current liabilities	(4.5)	(3.9)
Noncurrent liabilities	(92.5)	(102.3)
Net amount recognized	$134.5	$(106.2)

The accumulated benefit obligation for all defined benefit pension plans was $1,167.4 million and $1,078.5 million at June 30, 2011 and 2010, respectively.

The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2011 and 2010 had the following projected benefit obligation, accumulated benefit obligation and fair value of plan assets:

June 30,	2011	2010
Projected benefit obligation	$150.7	$1,054.4
Accumulated benefit obligation	$143.2	$1,048.3
Fair value of plan assets	$55.6	$951.0

The components of net pension costs were as follows:

Years ended June 30,	2011	2010	2009
Service cost - benefits earned
during the period	$52.5	$47.6	$46.2
Interest cost on projected benefits	56.6	59.1	56.7
Expected return on plan assets	(88.5)	(76.5)	(70.3)
Amortization of losses	20.1	4.5	1.2

	$40.7	$34.7	$33.8

The net actuarial loss, prior service cost and transition obligation for the defined benefit pension plans that are included in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are $276.0 million, $1.0 million and $7.8 million, respectively, at June 30, 2011. The estimated net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $13.7 million, $0.2 million, and $1.1 million, respectively, at June 30, 2011.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2011	2010
Discount rate	5.40%	5.25%
Increase in compensation levels	4.00%	5.50%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2011	2010	2009
Discount rate	5.25%	6.80%	6.95%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	5.50%	5.50%	5.50%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets
The Company’s pension plans’ asset allocations at June 30, 2011 and 2010 by asset category were as follows:

	2011	2010
United States Fixed Income Securities	38%	37%
United States Equity Securities	41%	42%
International Securities	21%	21%

Total	100%	100%

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

The pension plans’ assets are currently invested in various asset classes with differing expected rates of return, correlations and volatilities, including large capitalization and small capitalization U.S. equities, international equities, U.S. fixed income securities and cash.

The target asset allocation ranges are generally as follows:

United States Fixed Income Securities	35% – 45%
United States Equity Securities	37% – 50%
International Equity Securities	12% – 20%

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

Plan investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Plan investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Plan has no Level 3 investments at June 30, 2011.

The following table presents the investments of the pension plans measured at fair value at June 30, 2011:

	Level 1	Level 2	Level 3	Total
Comingled trusts	$-	$529.7	$-	$529.7
U.S. Government securities	-	207.4	-	207.4
Mutual funds	283.4	-	-	283.4
Corporate and municipal bonds	-	237.7	-	237.7
Mortgage-backed security bonds	-	33.1	-	33.1
Total pension assets	$283.4	$1,007.9	$-	$1,291.3

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $22.0 million as of June 30, 2011.

The following table presents the investments of the pension plans measured at fair value at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Comingled trusts	$-	$357.1	$-	$357.1
U.S. Government securities	-	191.3	-	191.3
Mutual funds	252.1	-	-	252.1
Corporate and municipal bonds	-	160.1	-	160.1
Mortgage-backed security bonds	-	0.7	-	0.7
Total pension assets	$252.1	$709.2	$-	$961.3

In addition to the investments in the above table, the pension funds also held cash and cash equivalents of $20.4 million as of June 30, 2010.

Contributions

During fiscal 2011, the Company contributed $158.1 million to the pension plans. In July 2011 the Company contributed $75.0 million to the pension plans and expects to contribute an additional $8.6 million to the pension plans during its fiscal year ended June 30, 2012 (“fiscal 2012”).

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2012 to 2016 are $49.8 million, $55.3 million, $61.1 million, $69.0 million and $76.9 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2017 to 2021 are $543.9 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligations at June 30, 2011 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 35% of their compensation annually and allows highly compensated employees to contribute up to 10% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $57.5 million, $55.8 million, and $52.1 million for the calendar years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 15. INCOME TAXES

Earnings (loss) from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2011	2010	2009
Earnings (loss) from continuing operations before income taxes:
United States	$1,675.1	$1,638.0	$1,908.6
Foreign	257.6	225.2	(8.5)

	$1,932.7	$1,863.2	$1,900.1

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2011	2010	2009
Current:
Federal	$449.3	$401.3	$708.9
Foreign	96.9	104.4	(121.2)
State	24.7	54.1	35.2

Total current	570.9	559.8	622.9

Deferred:
Federal	95.7	106.8	(63.3)
Foreign	(1.8)	(15.1)	26.2
State	13.7	4.4	(10.8)

Total deferred	107.6	96.1	(47.9)

Total provision for income taxes	$678.5	$655.9	$575.0
			`

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2011	%	2010	%	2009	%
Provision for taxes at U.S.
statutory rate	$676.5	35.0	$652.1	35.0	$665.0	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax	29.2	1.5	34.5	1.9	37.8	2.0
Tax on repatriated earnings and foreign income	30.3	1.6	15.1	0.8	43.0	2.2
Utilization of foreign tax credits	(26.0)	(1.3)	(14.9)	(0.8)	(46.6)	(2.4)
Tax settlements	-	-	-	-	(120.0)	(6.3)
Resolution of tax matters	-	-	(12.2)	(0.7)	(2.8)	(0.1)
Section 199 - Qualified Production Activities	(18.2)	(1.0)	(11.8)	(0.6)	(6.9)	(0.4)
Other	(13.3)	(0.7)	(6.9)	(0.4)	5.5	0.3

	$678.5	35.1	$655.9	35.2	$575.0	30.3

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2011	2010
Deferred tax assets:
Accrued expenses not currently deductible	$205.8	$227.4
Stock-based compensation expense	95.7	100.9
Net operating losses	111.4	80.8
Other	10.8	3.0

	423.7	412.1
Less: valuation allowances	(62.7)	(61.9)

Deferred tax assets, net	$361.0	$350.2

Deferred tax liabilities:
Prepaid retirement benefits	$97.7	$19.4
Deferred revenue	62.3	80.8
Fixed and intangible assets	298.9	176.3
Prepaid expenses	61.3	46.9
Unrealized investment gains, net	194.3	249.0
Tax on unrepatriated earnings	20.0	12.3
Other	0.4	-

Deferred tax liabilities	$734.9	$584.7

Net deferred tax liabilities	$373.9	$234.5

There are $35.2 million and $35.4 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2011 and 2010, respectively. There are $62.3 million and $84.5 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2011 and 2010, respectively. There are $97.9 million, and $48.1 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2011 and 2010, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $1,016.7 million as of June 30, 2011, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $123.0 million as of June 30, 2011, of which $30.9 million expires through 2031 and $92.1 million has an indefinite utilization period. As of June 30, 2011, the Company has approximately $95.7 million of federal net operating loss carry-forwards from acquired companies. The net operating loss has an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expires through 2026.

The Company has state net operating loss carry-forwards of approximately $259.8 million as of June 30, 2011, which expire through 2030.

The Company has recorded valuation allowances of $62.7 million and $61.9 million at June 30, 2011 and 2010, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $628.7 million, $693.4 million, and $719.1 million for fiscal 2011, 2010, and 2009, respectively.

As of June 30, 2011, 2010 and 2009 the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $105.7 million, $107.2 million and $92.8 million respectively. The amount that, if recognized, would impact the effective tax rate is $56.3 million, $52.8 million and $42.0 million respectively. The remainder, if recognized, would principally affect deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Unrecognized tax benefits at beginning of year	$107.2	$92.8	$404.2
Additions for tax positions	9.7	13.3	19.0
Reductions for tax positions	(2.4)	(2.1)	(6.4)
Additions for tax positions of prior periods	17.3	29.6	111.4
Reductions for tax positions of prior periods	(23.3)	(1.0)	(207.7)
Settlements with tax authorities	(4.5)	(5.0)	(216.9)
Expiration of the statute of limitations	(0.4)	(20.3)	(3.5)
Impact of foreign exchange rate fluctuations	2.1	(0.1)	(7.3)
Unrecognized tax benefits at end of year	$105.7	$107.2	$92.8

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years ended June 30, 2011, 2010, and 2009, the Company recorded interest expense of $1.7 million, $4.0 million, and $15.5 million, respectively. Penalties incurred during fiscal years ended June 30, 2011, 2010, and 2009 were not material. At June 30, 2011, the Company had accrued interest of $15.4 million recorded on the Consolidated Balance Sheets, of which $0.4 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2010, the Company had accrued interest of $15.3 million recorded on the Consolidated Balance Sheets, of which $0.2 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2011, the Company had accrued penalties of $3.4 million recorded on the Consolidated Balance Sheets, of which $0.1 was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2010, the Company had accrued penalties of $1.1 million recorded on the Consolidated Balance Sheets, all of which was recorded within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2009 – 2011
California	2006 – 2008
Illinois	2004 – 2005
New Jersey	2002 – 2008
France	2008 – 2009

Canada completed its joint audit with the Province of Ontario for the fiscal years ended June 30, 2005 through June 30, 2007 which did not have a material impact to the consolidated financial statements of the Company.

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

In January 2010, the Company reached an agreement with the IRS regarding all outstanding tax audit issues in dispute for the tax years 2007 and 2008, which did not have a material impact to the consolidated financial statements of the Company.

In June 2009, the Company reached an agreement with the IRS regarding all outstanding tax audit issues with the IRS in dispute for the tax years 1998 through 2006. As a result, the Company owed the IRS and other tax jurisdictions $217.5 million, which was satisfied by applying $113.2 million of funds on deposit and making cash payments of $103.0 million in fiscal 2010. The impact of this agreement was offset by a receivable of $168.1 million from the IRS and other tax jurisdictions, of which $152.3 million was received in fiscal 2010. The remaining balances are expected to be settled in fiscal 2012. In fiscal 2009, the Company had previously recorded a liability for unrecognized tax benefits of $317.6 million and recorded a benefit to the provision for income taxes of $99.7 million. Additionally, in fiscal 2009, the Company included a cumulative adjustment between domestic and foreign earnings as a result of the audit settlement described above and a related agreement with a foreign tax authority, and as a result, included a foreign tax benefit of $119.7 million in its income tax provision.

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

NOTE 16. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $159.2 million, $175.4 million, and $194.2 million in fiscal 2011, 2010, and 2009, respectively, with minimum commitments at June 30, 2011 as follows:

Years ending June 30,
2012	$131.0
2013	106.7
2014	80.6
2015	61.7
2016	29.2
Thereafter	31.3
$440.5

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2011, the Company has purchase commitments of approximately $520.8 million relating to software and equipment purchases and maintenance contracts, of which $194.6 million relates to the fiscal year ending June 30, 2012, $143.3 million relates to the fiscal year ending June 30, 2013 and the remaining $182.9 million relates to fiscal years ending June 30, 2014 through fiscal 2016.

In September 2010, a purported class action lawsuit was filed against the Company in the Superior Court of the State of California, County of Los Angeles. The lawsuit was subsequently removed to the United States District Court, Central District of California, Western Division. The complaint alleges that the Company unlawfully handled certain client calls and seeks statutory damages. The services at issue were performed by an independent third-party vendor, and the Company believes that it has the contractual right to full indemnification from this vendor for any potential losses it might incur with respect to the matter. In April 2011, the Company and the third-party vendor entered into a class action settlement agreement with the plaintiff to settle the matter subject to court approval. As part of the settlement, the Company was to be dismissed from the action, and the third-party vendor will pay all settlement amounts. The third-party vendor is also paying all of the Company’s legal fees and costs associated with the defense of the matter. The Company was dismissed from the action on May 2, 2011. On July 20, 2011 the court granted preliminary approval to the class action settlement and provisionally certified the settlement class. A hearing on final approval is scheduled for November 28, 2011.

On July 18, 2011, athenahealth, Inc. filed a complaint against ADP AdvancedMD, Inc., a subsidiary of the Company. The complaint alleges that ADP AdvancedMD’s activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe two patents owned by athenahealth, Inc. The complaint seeks monetary damages, injunctive relief, and costs. The Company is currently investigating the merits of the claims and intends to vigorously defend itself.

In June of 2011, the Company received a Commissioner’s Charge from the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging that the Company has violated Title VII of the Civil Rights Act of 1964 by refusing to recruit, hire, transfer and promote certain persons on the basis of their race, in the State of Illinois from at least the period of January 1, 2007 to the present. The Company is investigating the allegations set forth in the Commissioner’s Charge and intends to cooperate with the EEOC’s investigation.

The Company is subject to various claims and litigation in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. At this time the Company is unable to estimate any possible loss, or range of possible loss, with respect to the matters described above. This is primarily because these matters are still in early stages and involve complex issues subject to inherent uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

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

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. Other comprehensive income (loss) was $157.6 million, $53.5 million, and $(120.2) million in fiscal 2011, 2010, and 2009, respectively. The accumulated balances reported in accumulated other comprehensive income on the Consolidated Balance Sheets for each component of other comprehensive income (loss) are as follows:

June 30,	2011	2010	2009
Currency translation adjustments	$183.1	$16.4	$92.5
Unrealized net gain on available-for-sale
securities, net of tax	369.8	457.8	282.4
Pension liability adjustment, net of tax	(185.8)	(264.7)	(218.9)
Accumulated other comprehensive income	$367.1	$209.5	$156.0

NOTE 18. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services and Dealer Services. The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses, results of operations of ADP Indemnity and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The fiscal 2010 and 2009 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2011 budgeted foreign exchange rates. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to our reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation. Reportable segments’ assets include funds held for clients, but exclude corporate cash, corporate marketable securities and goodwill.

					Reconciling Items
						Client	Cost of
	Employer	PEO	Dealer		Foreign	Fund	Capital
	Services	Services	Services	Other	Exchange	Interest	Charge	Total
Year ended June 30, 2011
Revenues from continuing operations	$6,861.7	$1,543.9	$1,494.4	$12.9	$179.5	$(212.9)	$-	$9,879.5
Earnings from continuing
operations before income taxes	1,831.5	137.4	234.4	(191.1)	20.2	(212.9)	113.2	1,932.7
Assets from continuing operations	27,069.0	262.1	677.4	6,229.8	-	-	-	34,238.3
Capital expenditures
for continuing operations	51.3	1.2	34.4	97.9	-	-	-	184.8
Depreciation and amortization	210.8	1.1	99.3	120.2	-	-	(113.2)	318.2	(a)

Year ended June 30, 2010
Revenues from continuing operations	$6,376.7	$1,316.8	$1,205.9	$18.4	$146.6	$(136.7)	$-	$8,927.7
Earnings from continuing
operations before income taxes	1,720.6	127.3	201.5	(173.1)	17.8	(136.7)	105.8	1,863.2
Assets from continuing operations	20,560.5	160.8	517.7	5,623.2	-	-	-	26,862.2
Capital expenditures
for continuing operations	42.5	0.3	24.0	23.4	-	-	-	90.2
Depreciation and amortization	217.7	1.3	82.4	113.6	-	-	(105.8)	309.2	(a)

Year ended June 30, 2009
Revenues from continuing operations	$6,378.6	$1,185.8	$1,242.1	$19.5	$78.7	$(66.3)	$-	$8,838.4
Earnings from continuing
operations before income taxes	1,755.4	117.6	215.2	(233.2)	6.5	(66.3)	104.9	1,900.1
Assets from continuing operations	18,318.2	104.0	591.4	6,338.1	-	-	-	25,351.7
Capital expenditures
for continuing operations	47.4	0.2	27.0	93.0	-	-	-	167.6
Depreciation and amortization	213.9	1.3	82.5	114.9	-	-	(104.9)	307.7	(a)

(a)	Includes $64.8 million, $70.6 million, and $70.3 million for the years ended June 30, 2011, 2010 and 2009, respectively, of depreciation and amortization that does not relate to our services and products.

Revenues and assets from continuing operations by geographic area are as follows:

	United
	States	Europe	Canada	Other	Total
Year ended June 30, 2011
Revenues from continuing operations	$7,930.3	$1,190.6	$428.2	$330.4	$9,879.5
Assets from continuing operations	$29,294.8	$2,027.6	$2,497.6	$418.3	$34,238.3

Year ended June 30, 2010
Revenues from continuing operations	$7,195.0	$1,089.8	$383.4	$259.5	$8,927.7
Assets from continuing operations	$22,401.1	$1,576.8	$2,558.5	$325.8	$26,862.2

Year ended June 30, 2009
Revenues from continuing operations	$7,222.8	$1,051.6	$343.4	$220.6	$8,838.4
Assets from continuing operations	$21,577.8	$1,621.8	$1,851.8	$300.3	$25,351.7

NOTE 19. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our continuing operations for the two fiscal years ended June 30, 2011 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended June 30, 2011

Revenues	$2,229.4	$2,405.7	$2,737.3	$2,507.1
Costs of revenues	$1,311.9	$1,380.3	$1,520.6	$1,518.7
Gross profit	$917.5	$1,025.4	$1,216.7	$988.4
Net earnings from continuing operations	$278.5	$310.1	$423.8	$241.8
Basic earnings per share from
continuing operations	$0.57	$0.63	$0.85	$0.49
Diluted earnings per share from
continuing operations	$0.56	$0.62	$0.85	$0.48

Year ended June 30, 2010

Revenues	$2,096.1	$2,198.0	$2,443.2	$2,190.3
Costs of revenues	$1,189.5	$1,227.2	$1,330.7	$1,282.2
Gross profit	$906.6	$970.8	$1,112.5	$908.1
Net earnings from continuing operations	$282.9	$315.0	$401.6	$207.6
Basic earnings per share from
continuing operations	$0.56	$0.63	$0.80	$0.42
Diluted earnings per share from
continuing operations	$0.56	$0.62	$0.79	$0.42

NOTE 20. SUBSEQUENT EVENT (UNAUDITED)

With the exception of those listed in Notes 11, 14, and 16 there are no further subsequent events for disclosure.

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
Roseland, New Jersey

     We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 24, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of ADP’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the report of Deloitte & Touche LLP that appears on page 75 of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

     Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2011 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2011.

     Management has excluded Cobalt from our assessment of internal control over financial reporting as of June 30, 2011, because we acquired Cobalt in August 2010. Cobalt is a wholly owned subsidiary of ADP, whose total assets, total revenues, and operating income before taxes represent approximately 1.4 percent, 2.5 percent, and 1.0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2011.

     Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP’s internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/Gary C. Butler
Gary C. Butler
Chief Executive Officer

/s/ Christopher R. Reidy
Christopher R. Reidy
Chief Financial Officer

Roseland, New Jersey
August 24, 2011

Changes in Internal Control over Financial Reporting

     There were no changes in ADP’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, ADP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

     We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cobalt, which was acquired in August 2010 and whose financial statements constitute 1.4 % of total assets, 2.5 % of total revenues, and 1.0 % of operating income before taxes of the consolidated financial statement amounts as of and for the year ended June 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at Cobalt. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2011 of the Company and our report dated August 24, 2011, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 24, 2011

Item 9B. Other Information

     None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

     The executive officers of the Company, their ages, positions and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	58	President, Dealer Services	1975
Michael A. Bonarti	46	Vice President, General Counsel and Secretary	1997
Gary C. Butler	64	Chief Executive Officer	1975
Michael L. Capone	44	Vice President and Chief Information Officer	1988
Michael C. Eberhard	49	Vice President and Treasurer	1998
Edward B. Flynn, III	51	Vice President, Employer Services–Sales	1988
Regina R. Lee	54	President, Employer Services– National Account	1982
		Services, Major Account Services, Benefits Services,
		Canada, and GlobalView
Anish Rajparia	40	President, Employer Services—Small Business	2002
		Services, TotalSource, and Retirement Services
Christopher R. Reidy	54	Chief Financial Officer	2006
Carlos A. Rodriguez	47	President and Chief Operating Officer	1999
Alan Sheiness	53	Corporate Controller and Principal Accounting Officer	1984
Jan Siegmund	47	President, Added Value Services and	1999
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

     Edward B. Flynn, III joined ADP in 1988. Prior to his promotion to Vice President, Employer Services – Sales in 2009, he served as President, Employer Services – International from 2008 to 2009 and as Senior Vice President of Sales for Employer Services, International, from 2004 to 2008.

     Regina R. Lee joined ADP in 1982. Prior to her promotion to President – National Account Services, Major Account Services, Benefits Services, Canada, and GlobalView in 2011, she served as President, Employer Services – Small Business Services and Major Account Services in 2010, as President, Employer Services – National Account Services and Employer Services – International from 2008 to 2010, as President, National Account Services, Employer Services from 2005 to 2008, and as President, Small Business Services, Employer Services from 2004 to 2005.

     Anish Rajparia joined ADP in 2002. Prior to his promotion to President, Employer Services – Small Business Services, TotalSource, and Retirement Services in 2011, he served as President, Employer Services – International from 2009 to 2010, as President, Employer Services – Europe from 2006 to 2009, and as General Manager, Retirement Services, from 2004 to 2006.

     Christopher R. Reidy joined ADP in 2006 as Vice President and Chief Financial Officer. Prior to joining ADP, he was Vice President, Controller and Chief Accounting Officer of the AT&T Corporation from 2003 to 2006.

     Carlos A. Rodriguez joined ADP in 1999. Prior to his promotion in 2011 to President and Chief Operating Officer, he served as President, Employer Services – National Account Services and Employer Services – International, President, Small Business Services, Employer Services, from 2007 to 2010 and as President of TotalSource, Employer Services from 2000 to 2007.

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

Directors

     See “Election of Directors” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Audit Committee

     See “Audit Committee Report” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See “Compensation of Executive Officers” and “Election of Directors – Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Election of Directors – Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors – Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     See “Election of Directors – Corporate Governance” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     See “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

     (a) Financial Statements and Financial Statement Schedules

1. Financial Statements

The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Earnings - years ended June 30, 2011, 2010 and 2009

Consolidated Balance Sheets - June 30, 2011 and 2010

Statements of Consolidated Stockholders’ Equity - years ended June 30, 2011, 2010 and 2009

Statements of Consolidated Cash Flows - years ended June 30, 2011, 2010 and 2009

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

     (b) Exhibits

     The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	-	Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	-	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 13, 2007

10.1	-	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007

10.2	-	Letter Agreement dated as of June 28, 2006 between Automatic Data Processing, Inc. and Gary C. Butler - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2006 (Management Contract)

10.3	-	Key Employees’ Restricted Stock Plan - incorporated by reference to the Company’s Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

10.4	-	Amended and Restated Supplemental Officers Retirement Plan – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 10, 2009 (Management Compensatory Plan)

10.5	-	1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10.6	-	Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10.6(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.7	-	1994 Directors’ Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

10.8	-	2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Management Compensatory Plan)

10.9	-	Automatic Data Processing, Inc. Deferred Compensation Plan – incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (Management Compensatory Plan)

10.10	-	Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated June 16, 2006 (Management Compensatory Plan)

10.11	-	Amended and Restated Employees’ Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.12	-	2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.13	-	Amended and Restated Employees’ Savings-Stock Purchase Plan – incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 (Management Compensatory Plan)

10.14	-	364-Day Credit Agreement, dated as of June 22, 2011, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Barclays Capital, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc. and Intesa SanPaolo S.p.A, as Documentation Agents - incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated June 22, 2011

10.15	-	Four-Year Credit Agreement, dated as of June 22, 2011, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, Bank of America, N.A., BNP Paribas and Wells Fargo Bank, N.A., Barclays Capital, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc. and Intesa SanPaolo S.p.A, as Documentation Agents – incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated June 22, 2011

10.16	-	Three-Year Credit Agreement, dated as of June 23, 2010, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas and Wells Fargo Bank, N.A. as Syndication Agents, and Barclays Bank PLC, Citicorp USA, Inc., Deutsche Bank Securities Inc., Intesa SanPaolo S.p.A, and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents – incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated June 25, 2010

10.17	-	2000 Stock Option Grant Agreement (Form for Employees) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18	-	2000 Stock Option Grant Agreement (Form for French Associates) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.19	-	2000 Stock Option Grant Agreement (Form for Non-Employee Directors) used prior to August 14, 2008 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.20	-	2000 Stock Option Grant Agreement (Form for Employees) for use beginning August 14, 2008 – incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K dated August 13, 2008 (Management Compensatory Plan)

10.21	-	Directors Compensation Summary Sheet – incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (Management Compensatory Plan)

10.22	-	Letter Agreement, dated as of August 1, 2006, between Automatic Data Processing, Inc. and Christopher R. Reidy – incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K dated August 2, 2006 (Management Contract)

10.23	-	2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.24	-	Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan – incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.25	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) – incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.26	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) used on November 11, 2008 – incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.27	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants after November 11, 2008 – incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.28	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) – incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

21	-	Subsidiaries of the Company

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	-	XBRL instance document

101.SCH*	-	XBRL taxonomy extension schema document

101.CAL*	-	XBRL taxonomy extension calculation linkbase document

101.LAB*	-	XBRL taxonomy label linkbase document

101.PRE*	-	XBRL taxonomy extension presentation linkbase document

101.DEF*	-	XBRL taxonomy extension definition linkbase document

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Exchange Act.

AUTOMATIC DATA PROCESSING, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged				Balance
	beginning	costs and	to other				at end of
	of period	expenses	accounts		Deductions		period
Year ended June 30, 2011:
Allowance for doubtful accounts:
Current	$48,962	$23,615	$--		$(22,045	)(A)	$50,532
Long-term	$16,048	$2,954	$--		$(9,564	)(A)	$9,438
Deferred tax valuation allowance	$61,883	$3,399	$2,507	(B)	$(5,089)		$62,700

Year ended June 30, 2010:
Allowance for doubtful accounts:
Current	$47,831	$21,177	$--		$(20,046	)(A)	$48,962
Long-term	$18,034	$3,846	$--		$(5,832	)(A)	$16,048
Deferred tax valuation allowance	$51,690	$19,988	$(5,219	)(B)	$(4,576)		$61,883

Year ended June 30, 2009:
Allowance for doubtful accounts:

Current	$38,407	$48,232	$--		$(38,808	)(A)	$47,831
Long-term	$7,938	$17,949	$--		$(7,853	)(A)	$18,034
Deferred tax valuation allowance	$44,430	$21,243	$(4,563	)(B)	$(9,420)		$51,690

(A)	Doubtful accounts written off, less recoveries on accounts previously written off.

(B)	Includes amounts related to foreign exchange fluctuation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 24, 2011	By	/s/ Gary C. Butler
Gary C. Butler
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary C. Butler	Chief Executive	August 24, 2011
(Gary C. Butler)	Officer, Director
(Principal Executive Officer)

/s/ Christopher R. Reidy	Chief Financial Officer	August 24, 2011
(Christopher R. Reidy)	(Principal Financial Officer)

/s/ Alan Sheiness	Corporate Controller	August 24, 2011
(Alan Sheiness)	(Principal Accounting Officer)

/s/ Gregory D. Brenneman	Director	August 24, 2011
(Gregory D. Brenneman)

/s/ Leslie A. Brun	Director	August 24, 2011
(Leslie A. Brun)

/s/ Eric C. Fast	Director	August 24, 2011
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 24, 2011
(Linda R. Gooden)

/s/ R. Glenn Hubbard	Director	August 24, 2011
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 24, 2011
(John P. Jones)

/s/ Sharon T. Rowlands	Director	August 24, 2011
(Sharon T. Rowlands)

/s/ Enrique T. Salem	Director	August 24, 2011
(Enrique T. Salem)

/s/ Gregory L. Summe	Director	August 24, 2011
(Gregory L. Summe)