Form 10-Q
period 2011-09-30
AUTOMATIC DATA PROCESSING INC
filed 2011-11-04
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Transition Period From	to

Commission File Number 1-5397

____________________

AUTOMATIC DATA PROCESSING, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	22-1467904
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

One ADP Boulevard, Roseland,	07068
New Jersey
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 974-5000
____________________

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2011 was 488,698,027.

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Consolidated Earnings	3
	Three months ended September 30, 2011 and September 30, 2010

	Consolidated Balance Sheets	4
	At September 30, 2011 and June 30, 2011

	Statements of Consolidated Cash Flows	5
	Three months ended September 30, 2011 and 2010

	Notes to the Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

	Signatures	39

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$2,002.7	$1,763.7
Interest on funds held for clients	121.9	126.8
PEO revenues (A)	397.9	338.9
TOTAL REVENUES	2,522.5	2,229.4

EXPENSES:
Costs of revenues:
Operating expenses	1,292.7	1,116.7
Systems development and programming costs	149.7	134.9
Depreciation and amortization	63.7	60.3
TOTAL COSTS OF REVENUES	1,506.1	1,311.9

Selling, general and administrative expenses	589.2	515.6
Interest expense	2.1	2.7
TOTAL EXPENSES	2,097.4	1,830.2

Other income, net	(34.2)	(37.2)

EARNINGS BEFORE INCOME TAXES	459.3	436.4

Provision for income taxes	156.6	157.9

NET EARNINGS	$302.7	$278.5

BASIC EARNINGS PER SHARE	$0.62	$0.57

DILUTED EARNINGS PER SHARE	$0.61	$0.56

Basic weighted average shares outstanding	487.9	491.4
Diluted weighted average shares outstanding	493.3	494.9

Dividends declared per common share	$0.3600	$0.3400

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $3,935.3 and $3,351.3 for the three months ended September 30, 2011 and 2010, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$1,248.9	$1,389.4
Short-term marketable securities	19.1	36.3
Accounts receivable, net	1,236.9	1,364.8
Other current assets	667.9	648.3
Assets held for sale	9.1	9.1
Total current assets before funds held for clients	3,181.9	3,447.9
Funds held for clients	19,272.1	25,135.6
Total current assets	22,454.0	28,583.5
Long-term marketable securities	99.7	98.0
Long-term receivables, net	124.8	128.7
Property, plant and equipment, net	708.3	716.2
Other assets	949.2	922.6
Goodwill	2,997.5	3,073.6
Intangible assets, net	686.7	715.7
Total assets	$28,020.2	$34,238.3

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$123.0	$153.3
Accrued expenses and other current liabilities	869.9	930.4
Accrued payroll and payroll-related expenses	384.4	558.3
Dividends payable	172.3	174.2
Short-term deferred revenues	325.5	350.9
Income taxes payable	84.1	28.6
Total current liabilities before client funds obligations	1,959.2	2,195.7
Client funds obligations	18,552.6	24,591.1
Total current liabilities	20,511.8	26,786.8
Long-term debt	26.0	34.2
Other liabilities	582.1	556.2
Deferred income taxes	415.4	373.5
Long-term deferred revenues	465.7	477.2
Total liabilities	22,001.0	28,227.9

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7
shares at September 30, 2011 and June 30, 2011;
outstanding, 488.2 and 490.8 shares at September 30, 2011
and June 30, 2011, respectively	63.9	63.9
Capital in excess of par value	466.7	489.5
Retained earnings	11,930.7	11,803.9
Treasury stock - at cost: 150.5 and 147.9 shares
at September 30, 2011 and June 30, 2011, respectively	(6,848.6)	(6,714.0)
Accumulated other comprehensive income	406.5	367.1
Total stockholders’ equity	6,019.2	6,010.4
Total liabilities and stockholders’ equity	$28,020.2	$34,238.3

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net earnings	$302.7	$278.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	79.7	75.5
Deferred income taxes	9.7	7.6
Stock-based compensation expense	18.6	13.9
Net pension expense	9.2	10.1
Net realized gain from the sales of marketable securities	(4.0)	(11.8)
Net amortization of premiums and accretion of discounts
on available-for-sale securities	12.8	13.0
Impairment losses on assets held for sale	-	8.6
Gains on sales of buildings	-	(1.8)
Other	4.3	12.8
Changes in operating assets and liabilities, net of effects
from acquisitions and divestitures of businesses:
Decrease in accounts receivable	106.3	27.4
Increase in other assets	(117.7)	(106.3)
Decrease in accounts payable	(26.5)	(36.6)
Decrease in accrued expenses and other liabilities	(78.8)	(68.6)
Net cash flows provided by operating activities	316.3	222.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,095.1)	(1,085.3)
Proceeds from the sales and maturities of corporate
and client funds marketable securities	844.3	826.9
Net decrease (increase) in restricted cash and cash equivalents
held to satisfy client fund obligations	6,192.2	(3,380.4)
Capital expenditures	(33.4)	(38.6)
Additions to intangibles	(24.0)	(19.4)
Acquisitions of businesses, net of cash acquired	(1.9)	(475.3)
Proceeds from the sale of property, plant and equipment	-	13.0
Other	-	3.4
Net cash flows provided by (used in) investing activities	5,882.1	(4,155.7)

Cash Flows from Financing Activities:
Net (decrease) increase in client funds obligations	(5,936.9)	3,639.1
Payments of debt	(0.5)	(4.3)
Repurchases of common stock	(249.2)	(49.8)
Proceeds from stock purchase plan and exercises of stock options	48.9	21.8
Dividends paid	(177.7)	(168.0)
Net cash flows (used in) provided by financing activities	(6,315.4)	3,438.8

Effect of exchange rate changes on cash and cash equivalents	(23.5)	28.0

Net change in cash and cash equivalents	(140.5)	(466.6)

Cash and cash equivalents, beginning of period	1,389.4	1,643.3

Cash and cash equivalents, end of period	$1,248.9	$1,176.7

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

Interim financial results are not necessarily indicative of financial results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (“fiscal 2011”).

Note 2. New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect that the adoption of ASU 2011-03 will have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The issuance of ASU 2011-04 results in global fair value measurement and disclosure guidance and minimizes differences between U.S. GAAP and IFRS. ASU 2011-04 requires an expansion of the information required for “level 3” measurements and provides the updates to the existing measurement guidance. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In June, 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In September, 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 amends the guidance in ASC 350-20 on testing goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-08 will not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

Note 3. Earnings per Share (“EPS”)

		Effect of	Effect of
		Employee	Employee
		Stock	Restricted
		Option	Stock
	Basic	Shares	Shares	Diluted
Three months ended September 30,

2011
Net earnings	$302.7			$302.7
Weighted average shares (in millions)	487.9	4.0	1.4	493.3
EPS	$0.62			$0.61

2010
Net earnings	$278.5			$278.5
Weighted average shares (in millions)	491.4	2.2	1.3	494.9
EPS	$0.57			$0.56

Options to purchase 0.6 million and 14.8 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective period.

Note 4. Other Income, net

	Three Months Ended
	September 30,
	2011	2010
Interest income on corporate funds	$(29.6)	$(30.7)
Realized gains on available-for-sale securities	(4.3)	(12.2)
Realized losses on available-for-sale securities	0.3	0.4
Impairment losses on assets held for sale	-	8.6
Gains on sales of buildings	-	(1.8)
Other, net	(0.6)	(1.5)

Other income, net	$(34.2)	$(37.2)

Proceeds from sales and maturities of available-for-sale securities were $844.3 million and $826.9 million for the three months ended September 30, 2011 and 2010, respectively.

At September 30, 2010, the Company reclassified assets related to two buildings as Assets Held for Sale on the Consolidated Balance Sheets. Such assets were previously reported in property, plant and equipment, net, on the Consolidated Balance Sheets. As the carrying amount of the Assets Held for Sale exceeded their fair value less costs to sell, the Company recorded impairment losses of $8.6 million in other income, net, on the Statement of Consolidated Earnings for the three months ended September 30, 2010. These two buildings remain in Assets Held for Sale at September 30, 2011.

During the three months ended September 30, 2010, the Company sold two buildings that were previously classified as Assets Held for Sale on the Consolidated Balance Sheets and, as a result, recorded a gain of $1.8 million in other income, net, on the Statements of Consolidated Earnings during the three months ended September 30, 2010.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. ("Broadridge") pursuant to which the Company provides data center outsourcing services, which principally consist of information technology services and service delivery network services. As a result of this agreement, the Company recognized income of $28.5 million and $27.3 million for the three months ended September 30, 2011 and 2010, respectively, which is offset by expenses associated with providing such services of $27.9 million and $26.7 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings. The Company had receivables on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $9.5 million at both September 30, 2011 and June 30, 2011, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012. The Company continues to assess the impact on results of operations, if any, that this will have and does not currently anticipate this will have a material impact.

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

The final purchase price allocation for Cobalt is as follows:

Accounts receivable, net	$42.5
Goodwill	293.5
Identifiable intangible assets	111.6
Other assets	37.5
Total assets acquired	$485.1

Total liabilities acquired	$58.0

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

In addition to Cobalt discussed above, the Company acquired two businesses during the three months ended September 30, 2010 for approximately $72.5 million, net of cash acquired. These acquisitions resulted in approximately $14.6 million of goodwill. Intangible assets acquired, which totaled approximately $40.8 million for these two acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 11 years. The Company finalized the purchase price allocation for these three acquisitions during the three months ended September 30, 2011 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect final information received. Refer to Note 9 for more information related to Goodwill and Intangible Assets, net.

The Company acquired one business during the three months ended September 30, 2011 for approximately $2.6 million, including a holdback to secure the fulfillment of certain contractual obligations of the sellers. This acquisition was not material to the Company’s results of operations, financial position, or cash flows.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2011 and June 30, 2011 were as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$3,390.7	$-	$-	$3,390.7
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,466.3	277.4	(1.0)	6,742.7
Corporate bonds	6,297.3	276.5	(6.4)	6,567.4
Asset-backed securities	375.1	22.8	-	397.9
Commercial mortgage-backed securities	421.5	12.0	-	433.5
Municipal bonds	486.9	30.1	(0.1)	516.9
Canadian government obligations and
Canadian government agency obligations	972.1	33.2	-	1,005.3
Other securities	1,488.5	97.2	(0.3)	1,585.4

Total available-for-sale securities	16,507.7	749.2	(7.8)	17,249.1

Total corporate investments and funds
held for clients	$19,898.4	$749.2	$(7.8)	$20,639.8

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$9,731.8	$-	$-	$9,731.8
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,558.2	213.0	(12.1)	6,759.1
Corporate bonds	5,908.6	234.9	(16.9)	6,126.6
Asset-backed securities	422.4	25.4	-	447.8
Commercial mortgage backed securities	476.6	15.9	-	492.5
Municipal bonds	493.7	23.1	(0.6)	516.2
Canadian government obligations and
Canadian government agency obligations	1,082.0	20.8	(1.3)	1,101.5
Other securities	1,415.1	72.4	(3.7)	1,483.8

Total available-for-sale securities	16,356.6	605.5	(34.6)	16,927.5

Total corporate investments and funds
held for clients	$26,088.4	$605.5	$(34.6)	$26,659.3

At September 30, 2011, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") and with fair values of $3,945.6 million, $929.0 million, $695.0 million, and $653.0 million, respectively.

At June 30, 2011, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Fannie Mae, and Freddie Mac with fair values of $3,886.5 million, $914.0 million, $702.4 million and $759.1 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's and AA+, as rated by Standard & Poor's and has maturities ranging from October 2011 through June 2021.

At September 30, 2011, asset-backed securities include primarily AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $205.2 million, $170.9 million and $21.4 million, respectively. At June 30, 2011, asset-backed securities include primarily AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $220.5 million, $196.9 million and $30.0 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2011.

At September 30, 2011, other securities and their fair value primarily represent Canadian provincial bonds of $548.1 million, supranational bonds of $386.9 million, sovereign bonds of $357.8 million, AAA rated mortgage-backed securities of $145.5 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $128.3 million. At June 30, 2011, other securities and their fair value primarily represent Canadian provincial bonds of $494.3 million, supranational bonds of $360.1 million, sovereign bonds of $328.8 million, AAA rated mortgage-backed securities of $146.5 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $129.1 million. The Company's AAA rated mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2011	2011
Corporate investments:
Cash and cash equivalents	$1,248.9	$1,389.4
Short-term marketable securities	19.1	36.3
Long-term marketable securities	99.7	98.0
Total corporate investments	$1,367.7	$1,523.7

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2011	2011
Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$2,141.8	$8,342.4
Restricted short-term marketable securities held
to satisfy client funds obligations	2,824.5	3,059.9
Restricted long-term marketable securities held
to satisfy client funds obligations	14,305.8	13,733.3
Total funds held for clients	$19,272.1	$25,135.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $18,552.6 million and $24,591.1 million as of September 30, 2011 and June 30, 2011, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 87% of the available-for-sale securities held a AAA or AA rating at September 30, 2011, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at September 30, 2011.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2011, are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$(1.0)	$182.5	$-	$-	$(1.0)	$182.5
Corporate bonds	(6.4)	470.4	-	-	(6.4)	470.4
Asset-backed securities	-	2.6	-	-	-	2.6
Commercial mortgage-backed securities	-	28.2	-	-	-	28.2
Municipal bonds	(0.1)	5.3	-	-	(0.1)	5.3
Canadian government obligations and						-
Canadian government agency obligations	-	6.7	-	-	-	6.7
Other securities	(0.3)	17.5	-	-	(0.3)	17.5
	$(7.8)	$713.2	$-	$-	$(7.8)	$713.2

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2011 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$(12.1)	$1,049.0	$-	$-	$(12.1)	$1,049.0
Corporate bonds	(16.9)	945.2	-	-	(16.9)	945.2
Asset-backed securities	-	0.5	-	-	-	0.5
Commercial mortgage-backed securities	-	17.3	-	-	-	17.3
Municipal bonds	(0.6)	35.0	-	-	(0.6)	35.0
Canadian government obligations and
Canadian government agency obligations	(1.3)	227.7	-	-	(1.3)	227.7
Other securities	(3.7)	242.3	-	-	(3.7)	242.3
	$(34.6)	$2,517.0	$-	$-	$(34.6)	$2,517.0

Expected maturities of available-for-sale securities at September 30, 2011 are as follows:

Due in one year or less	$2,843.7
Due after one year to two years	3,157.0
Due after two years to three years	1,705.5
Due after three years to four years	3,790.7
Due after four years	5,752.2

Total available-for-sale securities	$17,249.1

For the securities in an unrealized loss position of $7.8 million at September 30, 2011, the Company concluded that it did not have the intent to sell such securities and it was not more likely than not that the Company would be required to sell such securities before recovery, in order to determine whether such losses were due to credit losses. The securities with unrealized losses of $7.8 million were primarily comprised of corporate bonds and U.S. Treasury and direct obligations of U.S. government agencies.

The Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis. At September 30, 2011, the Company concluded that unrealized losses on available-for-sale securities held at September 30, 2011 were not credit losses and were attributable to changes in interest rates. As a result, the Company concluded that the $7.8 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at September 30, 2011.

Note 7. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date and is based upon the Company’s principal or most advantageous market for a specific asset or liability.

U.S. GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

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

The following table presents the Company's assets measured at fair value on a recurring basis at September 30, 2011. Included in the table are available-for-sale securities within corporate investments of $118.8 million and funds held for clients of $17,130.3 million. Refer to Note 6 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$-	$6,742.7	$-	$6,742.7
Corporate bonds	-	6,567.4	-	6,567.4
Asset-backed securities	-	397.9	-	397.9
Commercial mortgage-backed securities	-	433.5	-	433.5
Municipal bonds	-	516.9	-	516.9
Canadian government obligations and
Canadian government agency obligations	-	1,005.3	-	1,005.3
Other securities	14.0	1,571.4	-	1,585.4
Total available-for-sale securities	$14.0	$17,235.1	$-	$17,249.1

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

Note 8. Receivables

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

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	September 30, 2011		June 30, 2011
	Current	Long-term	Current	Long-term
Trade receivables	$1,209.7	$-	$1,333.2	$-
Notes receivable	87.9	142.1	90.5	146.4
Less:
Allowance for doubtful accounts - trade receivables	(46.8)	-	(44.8)	-
Allowance for doubtful accounts - notes receivable	(6.0)	(9.7)	(5.7)	(9.4)
Unearned income-notes receivable	(7.9)	(7.6)	(8.4)	(8.3)

Total	$1,236.9	$124.8	$1,364.8	$128.7

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

	September 30, 2011
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.6	$0.9	$0.6	$0.9
Non-specific Reserve	87.3	141.2	5.4	8.8
Total	$87.9	$142.1	$6.0	$9.7

	June 30, 2011
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.6	$0.9	$0.6	$0.9
Non-specific Reserve	89.9	145.5	5.1	8.5
Total	$90.5	$146.4	$5.7	$9.4

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2011	$5.7	$9.4
Incremental provision	0.4	0.3
Recoveries	0.1	0.2
Chargeoffs	(0.2)	(0.2)

Balance at September 30, 2011	$6.0	$9.7

As of September 30, 2011 and June 30, 2011, the allowance for doubtful accounts as a percentage of notes receivable is approximately 7% and 6%, respectively.

Notes receivable aged over 30 days past due are considered delinquent. Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed. At September 30, 2011, the Company had $1.0 million in notes receivable on non-accrual status, including $0.4 million of notes receivable aged over 60 days past due.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs. In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy. As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at September 30, 2011 is as follows:

	Over 30 days to
	60 days	Over 60 days
Notes Receivables	$1.7	$0.4

At September 30, 2011, approximately 99% of notes receivable are current. During the three months ended September 30, 2011, the charge-offs as a percentage of notes receivable were 0.2%.

Note 9. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2011 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total
Balance as of June 30, 2011	$1,935.0	$4.8	$1,133.8	$3,073.6
Additions and other adjustments, net	(13.0)	-	(18.4)	(31.4)
Currency translation adjustments	(34.0)	-	(10.7)	(44.7)

Balance as of September 30, 2011	$1,888.0	$4.8	$1,104.7	$2,997.5

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2011	2011
Intangible assets:
Software and software licenses	$1,335.0	$1,322.4
Customer contracts and lists	810.5	821.0
Other intangibles	239.1	238.3
	2,384.6	2,381.7
Less accumulated amortization:
Software and software licenses	(1,081.7)	(1,062.1)
Customer contracts and lists	(451.9)	(443.7)
Other intangibles	(164.3)	(160.2)
	(1,697.9)	(1,666.0)
Intangible assets, net	$686.7	$715.7

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (4 years for software and software licenses, 11 years for customer contracts and lists, and 8 years for other intangibles). Amortization of intangible assets was $43.2 million and $40.1 million for the three months ended September 30, 2011 and 2010, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2012	$129.3
Twelve months ending June 30, 2013	$132.7
Twelve months ending June 30, 2014	$102.2
Twelve months ending June 30, 2015	$69.0
Twelve months ending June 30, 2016	$53.0
Twelve months ending June 30, 2017	$40.7

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during the three months ended September 30, 2011.

Note 10. Short-term Financing

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2012. In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The Company also has an existing $1.5 billion three-year credit facility that matures in June 2013 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2011 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2011 and June 30, 2011, the Company had no commercial paper outstanding. For the three months ended September 30, 2011 and 2010, the Company’s average borrowings were $3.0 billion and $2.2 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2011 approximated two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements. These agreements are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. The Company has $2.0 billion available to it on a committed basis under these reverse repurchase agreements. At September 30, 2011 and June 30, 2011, there were no outstanding obligations under reverse repurchase agreements. For the three months ended September 30, 2011 and 2010, the Company had average outstanding balances under reverse repurchase agreements of $496.8 million and $608.9 million, respectively, at weighted average interest rates of 0.5% and 0.4%, respectively.

Note 11. Debt

Components of long-term debt are as follows:

	September 30,	June 30,
	2011	2011
Industrial revenue bonds	$21.6	$21.6
Secured financing	14.9	15.4

	36.5	37.0
Less: current portion	(10.5)	(2.8)
	$26.0	$34.2

The fair value of the industrial revenue bonds and other debt, included above, approximates carrying value.

Note 12. Employee Benefit Plans

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company has repurchased 5.3 million shares in the three months ended September 30, 2011 as compared to 1.2 million shares repurchased in the three months ended September 30, 2010. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Stock-based compensation expense of $18.6 million and $13.9 million was recognized in earnings for the three months ended September 30, 2011 and 2010, respectively, as well as related tax benefits of $6.9 million and $5.2 million, respectively.

	Three Months Ended
	September 30,
	2011	2010
Operating expenses	$3.1	$2.0
Selling, general and administrative expenses	12.7	9.7
System development and programming costs	2.8	2.2
Total pretax stock-based compensation expense	$18.6	$13.9

As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $7.9 million and $94.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.3 years and 1.5 years, respectively.

During the three months ended September 30, 2011, the following activity occurred under our existing plans:

Stock Options:

	Number	Weighted
	of Options	Average Price
	(in thousands)	(in dollars)
Options outstanding at
July 1, 2011	21,714	$40
Options granted	200	$47
Options exercised	(1,005)	$51
Options canceled	(57)	$39

Options outstanding at
September 30, 2011	20,852	$40

Performance-Based Restricted Stock:

Number
of Shares
(in thousands)
Restricted shares outstanding
at July 1, 2011	1,351
Restricted shares granted	1,770
Restricted shares vested	-
Restricted shares forfeited	(12)

Restricted shares outstanding
at September 30, 2011	3,109

Time-Based Restricted Stock:
Number
of Shares
(in thousands)
Restricted shares outstanding,
at July 1, 2011	493
Restricted shares granted	2
Restricted shares vested	(37)
Restricted shares forfeited	-

Restricted shares outstanding,
at September 30, 2011	458

The fair value of each stock option issued is estimated on the date of grant using a binomial option pricing model. The binomial model considers a range of assumptions related to volatility, risk-free interest rate and employee exercise behavior. Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price and other factors. Similarly, the dividend yield is based on historical experience and expected future changes.

The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2011	2010
Risk-free interest rate	1.0%	1.6%
Dividend yield	3.1%	3.3%
Weighted average volatility factor	24.9%	24.9%
Weighted average expected life (in years)	5.2	5.1
Weighted average fair value (in dollars)	$6.99	$6.37

B. Pension Plans

The components of net pension expense were as follows:

	Three months ended
	September 30,
	2011	2010
Service cost – benefits earned during the period	$14.3	$13.1
Interest cost on projected benefits	15.5	14.0
Expected return on plan assets	(24.4)	(22.1)
Amortization of losses	3.8	5.1
Net pension expense	$9.2	$10.1

During the three months ended September 30, 2011, the Company contributed $77.0 million to the pension plans and expects to contribute approximately $7.0 million during the remainder of the fiscal year ended June 30, 2012.

Note 13. Income Taxes

The effective tax rate for the three months ended September 30, 2011 and 2010 was 34.1% and 36.2%, respectively. The decrease in the effective tax rate of 2.1% is related to the expiration of certain statute of limitations, the final resolution of certain tax matters, and a favorable mix of earnings between jurisdictions.

Note 14. Commitments and Contingencies

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

On July 18, 2011, athenahealth, Inc. filed a complaint against ADP AdvancedMD, Inc., a subsidiary of the Company. The complaint alleges that ADP AdvancedMD’s activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe two patents owned by athenahealth, Inc. The complaint seeks monetary damages, injunctive relief, and costs. The Company has responded to the complaint, continues to investigate the merits of the claims, and intends to vigorously defend itself.

In June of 2011, the Company received a Commissioner’s Charge from the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging that the Company has violated Title VII of the Civil Rights Act of 1964 by refusing to recruit, hire, transfer and promote certain persons on the basis of their race, in the State of Illinois from at least the period of January 1, 2007 to the present. The Company is investigating the allegations set forth in the Commissioner’s Charge and is cooperating with the EEOC’s investigation.

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

The Company has obligations under various facilities and equipment leases and software license agreements that were disclosed in its Annual Report on Form 10-K for the year ended June 30, 2011.

Note 15. Foreign Currency Risk Management Programs

The Company is exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position or cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading purposes.

The Company had no derivative financial instruments outstanding at September 30, 2011 or June 30, 2011.

Note 16. Comprehensive Income

	Three Months Ended
	September 30,
	2011	2010
Net earnings	$302.7	$278.5
Other comprehensive income:
Currency translation adjustments	(75.3)	79.7
Unrealized gain on available-for-sale
securities, net of tax	112.3	93.7
Pension liability adjustment, net of tax	2.4	(0.4)
Comprehensive income	$342.1	$451.5

Note 17. Interim Financial Data by Segment

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services, and Dealer Services. The primary components of the “Other” segment are miscellaneous processing services, such as customer financing transactions, non-recurring gains and losses, results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees) and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The prior year reportable segments’ revenues and earnings before income taxes have been adjusted to reflect updated fiscal 2012 budgeted foreign exchange rates. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to our reportable segments’ revenues and/or earnings before income taxes and results in the elimination of these adjustments/charges in consolidation.

Segment Results:

			Earnings
	Revenues		before Income Taxes
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Employer Services	$1,750.4	$1,599.3	$410.0	$382.4
PEO Services	400.5	341.3	36.6	28.0
Dealer Services	407.9	346.2	63.1	49.6
Other	2.8	3.3	(33.1)	(18.3)
Reconciling items:
Foreign exchange	9.7	(32.6)	0.7	(3.2)
Client fund interest	(48.8)	(28.1)	(48.8)	(28.1)
Cost of capital charge	-	-	30.8	26.0
Total	$2,522.5	$2,229.4	$459.3	$436.4

Note 18. Subsequent Events

Subsequent to September 30, 2011, the Company acquired two businesses for approximately $124.5 million. The Company is currently evaluating the opening balance sheets for these businesses. These acquisitions are not expected to be material to the Company’s operations, financial position or cash flows, individually or in the aggregate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by ADP may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like "expects," "assumes," "projects," "anticipates," "estimates," "we believe," "could be" and other words of similar meaning, are forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates, and; the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“fiscal 2011”), should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (‘U.S. GAAP’). The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Executive Overview

We achieved strong results in fiscal 2011 coming out of a challenging year in fiscal 2010. We continue to see improvements in our key business metrics and growth from our strategic acquisitions. Our continued investment in the sales force and client service associates, along with our focus on product innovation has led to growth in new business sales and increases in revenue retention across our business segments.

We have a strong business model with a high percentage of recurring revenues, excellent margins, the ability to generate consistent, healthy cash flows, strong client revenue retention, and low capital expenditure requirements. We invest our clients' funds in accordance with ADP's prudent and conservative investment guidelines where the safety, liquidity, and diversification of our clients’ funds are the foremost objectives of our investment strategy. The portfolio is predominantly invested in AAA/AA rated fixed-income securities. We continue to return excess cash to our shareholders through our share repurchase program and dividends.

Our financial condition and balance sheet remain solid at September 30, 2011, with cash and cash equivalents and marketable securities of $1,367.7 million. We continue to look for opportunities to further enhance and complement our product portfolio and service offerings and accordingly have completed the acquisitions of three businesses for approximately $126.4 million in cash, including two businesses acquired subsequent to September 30, 2011. We expect that these acquisitions will not have a material impact on our earnings for fiscal 2012, individually or in the aggregate.

Analysis of Consolidated Operations

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Total revenues	$2,522.5	$2,229.4	$293.1	13%

Costs of revenues:
Operating expenses	$1,292.7	$1,116.7	$176.0	16%
Systems development and
programming costs	149.7	134.9	14.8	11%
Depreciation and amortization	63.7	60.3	3.4	6%
Total costs of revenues	$1,506.1	$1,311.9	$194.2	15%

Selling, general and
administrative expenses	$589.2	$515.6	$73.6	14%
Interest expense	2.1	2.7	(0.6)	(22)%
Total expenses	$2,097.4	$1,830.2	$267.2	15%

Other income, net	$(34.2)	$(37.2)	$(3.0)	(8)%

Earnings before income taxes	$459.3	$436.4	$22.9	5%
Margin	18%	20%

Provision for income taxes	$156.6	$157.9	$(1.3)	(1)%
Effective tax rate	34.1%	36.2%

Net earnings	$302.7	$278.5	$24.2	9%

Diluted earnings per share	$0.61	$0.56	$0.05	9%

Total Revenues

Total revenues increased $293.1 million, or 13%, to $2,522.5 million for the three months ended September 30, 2011, from $2,229.4 million for the three months ended September 30, 2010, due to an increase in revenues in Employer Services of 9%, or $151.1 million, to $1,750.4 million, PEO Services of 17%, or $59.2 million, to $400.5 million, and Dealer Services of 18%, or $61.7 million, to $407.9 million. Total revenues would have increased approximately 10% without the impact of recently completed acquisitions. In addition, revenues increased $48.5 million due to changes in foreign currency exchange rates.

Total Expenses

Total expenses increased $267.2 million, or 15%, to $2,097.4 million for the three months ended September 30, 2011, from $1,830.2 million for the three months ended September 30, 2010. The increase in our consolidated expenses was due to an increase in operating expenses of $176.0 million, an increase in selling, general and administrative expenses of $73.6 million and an increase in systems development and programming expenses of $14.8 million. Total expenses would have increased approximately 11% without the impact of recently completed acquisitions.

Our total costs of revenues increased $194.2 million, or 15%, to $1,506.1 million for the three months ended September 30, 2011, from $1,311.9 million for the three months ended September 30, 2010, due to an increase in our operating expenses of $176.0 million and an increase in systems development and programming expenses of $14.8 million.

Operating expenses increased $176.0 million, or 16%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees. These pass-through costs were $308.3 million for the three months ended September 30, 2011, which included costs for benefits coverage of $254.8 million and costs for workers’ compensation and payment of state unemployment taxes of $53.5 million. These pass-through costs were $260.4 million for the three months ended September 30, 2010, which included costs for benefits coverage of $222.8 million and costs for workers’ compensation and payment of state unemployment taxes of $37.6 million. The increase in operating expenses is also due to operating expenses related to businesses acquired of $47.3 million and higher expenses in Employer Services of $10.0 million related to increased service costs for investment in client-facing associates. Additionally, operating expense increased $24.7 million due to changes in foreign currency exchange rates.

Systems development and programming expenses increased $14.8 million, or 11%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 due to businesses acquired of $7.3 million and higher development expenses.

Selling, general and administrative expenses increased $73.6 million, or 14%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase in expenses was due to higher selling expenses of $20.2 million resulting from increases in sales force headcount over prior year levels coupled with an increase in selling, general and administrative expenses of acquired businesses of $12.9 million. Additionally, selling, general and administrative expenses increased $13.4 million due to changes in foreign currency exchange rates.

Other Income, net

	Three Months Ended
	September 30,
	2011	2010	$ Change
Interest income on corporate funds	$(29.6)	$(30.7)	$(1.1)
Realized gains on available-for-sale securities	(4.3)	(12.2)	(7.9)
Realized losses on available-for-sale securities	0.3	0.4	0.1
Impairment losses on assets held for sale	-	8.6	8.6
Gain on sales of buildings	-	(1.8)	(1.8)
Other, net	(0.6)	(1.5)	(0.9)

Other income, net	$(34.2)	$(37.2)	$(3.0)

Other income, net, decreased $3.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This decrease was mainly due to a decrease in realized gains on available-for-sale securities of $7.9 million and a $1.1 million decrease in interest income on corporate funds during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease in interest income on corporate funds resulted from lower average interest rates from 2.9% for the three months ended September 30, 2010 to 2.4% for the three months ended September 30, 2011, partially offset by increasing average daily corporate funds which increased from $4.2 billion for the three months ended September 30, 2010 to $4.9 billion for the three months ended September 30, 2011. In addition, during the three months ended September 30, 2010, the Company recorded an impairment loss on assets held for sale of $8.6 million and a gain on sales of buildings of $1.8 million.

Earnings before Income Taxes

Earnings before income taxes increased $22.9 million, or 5%, from $436.4 million for the three months ended September 30, 2010 to $459.3 million for the three months ended September 30, 2011 due to the increase in revenues, partially offset by the increase in expenses and the decrease in other income, net discussed above. Overall margin decreased approximately 140 basis points for the three months ended September 30, 2011 with approximately 40 basis points of margin decrease attributable to acquisitions.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2011 and 2010 was 34.1% and 36.2%, respectively. The decrease in the effective tax rate of 2.1% is related to the expiration of certain statute of limitations, the final resolution of certain tax matters, and a favorable mix of earnings between jurisdictions.

Net Earnings and Diluted Earnings per Share

Net earnings increased $24.2 million, or 9%, to $302.7 million for the three months ended September 30, 2011 as compared to $278.5 million for the three months ended September 30, 2010, and diluted earnings per share increased 9% to $0.61 for the three months ended September 30, 2011 as compared to $0.56 for the three months ended September 30, 2010. The increase in diluted earnings per share for the three months ended September 30, 2011 reflects the impact of fewer shares outstanding as a result of the repurchase of approximately 5.3 million shares during the three months ended September 30, 2011 and the repurchase of 14.2 million shares in the fiscal year ended June 30, 2011.

Analysis of Reportable Segments

	Revenues				Earnings before Income Taxes
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Employer Services	$1,750.4	$1,599.3	$151.1	9%	$410.0	$382.4	$27.6	7%
PEO Services	400.5	341.3	59.2	17%	36.6	28.0	8.6	30%
Dealer Services	407.9	346.2	61.7	18%	63.1	49.6	13.5	27%
Other	2.8	3.3	(0.5)		(33.1)	(18.3)	(14.8)
Reconciling items:
Foreign exchange	9.7	(32.6)	42.3		0.7	(3.2)	3.9
Client fund interest	(48.8)	(28.1)	(20.7)		(48.8)	(28.1)	(20.7)
Cost of capital charge	-	-	-		30.8	26.0	4.8
Total	$2,522.5	$2,229.4	$293.1	13%	$459.3	$436.4	$22.9	5%

The prior year's reportable segment revenues and earnings before income taxes have been adjusted to reflect updated fiscal 2012 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments' revenues are presented on a consistent basis without the impact of changes in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings before income taxes and is eliminated in consolidation.

Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs. The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

In addition, the reconciling items include an adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. This allocation is made for management reasons so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in interest rates. This allocation is a reconciling item to our reportable segments’ revenues and earnings before income taxes and is eliminated in consolidation.

Finally, the reportable segments’ results also include a cost of capital charge related to the funding of acquisitions and other investments. This charge is a reconciling item to earnings before income taxes and is eliminated in consolidation.

Employer Services

Revenues

Employer Services' revenues increased $151.1 million, or 9%, to $1,750.4 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Revenues for our Employer Services business would have increased approximately 7% without the impact of acquisitions. Revenues increased due to new business started during the first quarter from new business sales growth, improved worldwide client revenue retention, higher average client funds balances, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. We credit Employer Services with interest on client funds at a standard rate of 4.5%; therefore, Employer Services' results are not influenced by changes in interest rates. Interest on client funds recorded within the Employer Services segment increased $15.5 million for the three months ended September 30, 2011 due to the increase in average client fund balances from $13.6 billion to $15.0 billion. Our worldwide client revenue retention rate increased 0.2 percentage points for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.7% for the three months ended September 30, 2011.

Earnings before Income Taxes

Employer Services’ earnings before income taxes increased $27.6 million, or 7%, to $410.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was due to the increase in revenues of $151.1 million discussed above, which was partially offset by an increase in expenses of $123.5 million. In addition to an increase in expenses related to increased revenues, expenses increased for the three months ended September 30, 2011 due to increases in sales and service headcount over the same period prior year levels coupled with the effects of acquisitions. Overall margin decreased approximately 50 basis points from 23.9% to 23.4% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, with approximately 70 basis points of margin decline attributable to acquisitions.

PEO Services

Revenues

PEO Services' revenues increased $59.2 million, or 17%, to $400.5 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a 13% increase in the average number of worksite employees. The increase in the average number of worksite employees as compared to the prior year was due to an increase in the number of new clients and a 2.9 percentage point improvement in our client revenue retention rate for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Revenues associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees that were billed to our clients increased $47.9 million due to the increase in the average number of worksite employees as well as increases in health care costs. Administrative revenues, which represent the fees for our services and are billed based upon a percentage of wages related to worksite employees, increased $9.6 million, or 16%, for the three months ended September 30, 2011, due to the increase in the number of average worksite employees.

We credit PEO Services with interest on client funds at a standard rate of 4.5%; therefore, PEO Services' results are not influenced by changes in interest rates. Interest on client funds recorded within the PEO Services segment increased $0.3 million for the three months ended September 30, 2011, due to the increase in average client funds balances as a result of increased PEO Services new business and growth in our existing client base. Average client funds balances were $0.2 billion for each of the three months ended September 30, 2011 and 2010.

Earnings before Income Taxes

PEO Services’ earnings before income taxes increased $8.6 million, or 30%, to $36.6 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Earnings before income taxes increased due to growth in earnings related to the increase in the number of average worksite employees. Overall margin increased approximately 90 basis points to 9.1% for the three months ended September 30, 2011 from 8.2% for the three months ended September 30, 2010 resulting from higher average worksite employees.

Dealer Services

Revenues

Dealer Services' revenues increased $61.7 million, or 18%, to $407.9 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Dealer Services acquisitions made over the prior twelve months, including Cobalt, increased revenues for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 by $42.2 million. Revenues for our Dealer Services business would have increased approximately 6% for the three months ended September 30, 2011 without the impact of acquisitions. Revenues without acquisitions increased $19.5 million due to new clients, improved client retention, and growth in our key products during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. We had growth in both our North American and International client revenue retention rates with each growing 1.5 percentage points, respectively, for the three months ended September 30, 2011. The growth in our key products was driven by increased users for Application Service Provider ("ASP") managed services, customer relationship management (“CRM”) solutions and growth in hosted IP telephony as well as an increase in transaction revenues due to higher credit report checks and vehicle registrations.

Earnings before Income Taxes

Dealer Services' earnings before income taxes increased $13.5 million, or 27%, to $63.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase was due to the increase in revenues of $61.7 million discussed above and was partially offset by higher compensation costs. Overall margin increased approximately 115 basis points from 14.3% to 15.5% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, which includes approximately 70 basis points of margin decline related to acquisitions. In addition, overall margin increased approximately 130 basis points due to acquisition-related costs incurred during the three months ended September 30, 2010 related to our acquisition of Cobalt in the prior year period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, cash and marketable securities were $1,367.7 million, stockholders' equity was $6,019.2 million, and the ratio of long-term debt-to-equity was 0.4%. Working capital before funds held for clients and client funds obligations was $1,222.7 million, as compared to $1,252.2 million at June 30, 2011. The decrease was primarily due to a decrease in accounts receivable, net, together with an increase in income taxes payable offset by decreases in accrued expenses and other current liabilities, and accrued payroll and payroll related expenses.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the three months ended September 30, 2011, and we held approximately $1.4 billion of cash and marketable securities at September 30, 2011. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $316.3 million for the three months ended September 30, 2011, as compared to $222.3 million for the three months ended September 30, 2010. The increase in net cash flows provided by operating activities was due to the increase in net earnings, the timing of cash collections related to trade accounts receivable, and the timing of cash payments related to accounts payable. In addition, we had a net increase in cash flows provided by operating activities due to lower pension plan contributions of $75.1 million offset by a variance in the timing of tax related estimated cash payments and receipts of $74.0 million.

Net cash flows provided by investing activities were $5,882.1 million for the three months ended September 30, 2011, as compared to net cash flows used in investing activities of $4,155.7 million for the comparable period in the prior fiscal year. The net change in cash provided by investing activities is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations and a decrease of $473.4 million related to cash used for business acquisitions.

Net cash flows used in financing activities were $6,315.4 million for the three months ended September 30, 2011 as compared to net cash flows provided by financing activities of $3,438.8 million for the three months ended September 30, 2010. The increase was due to the net change in client funds obligations of $9,576.0 million as a result of the timing of cash received and payments made related to client funds and an increase in the cash used for repurchases of common stock. We purchased approximately 5.3 million shares of our common stock at an average price per share of $47.58 during the three months ended September 30, 2011 compared to purchases of 1.2 million shares at an average price per share of $40.15 during the three months ended September 30, 2010. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended September 30, 2011 and 2010, the Company’s average borrowings were $3.0 billion and $2.2 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2011 approximated two days. We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2011 and June 30, 2011 we had no outstanding obligations under short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. We have $2.0 billion available to us on a committed basis under these reverse repurchase agreements. For the three months ended September 30, 2011 and 2010, the Company had average outstanding balances under reverse repurchase agreements of $496.8 million and $608.9 million, respectively, at weighted average interest rates of 0.5% and 0.4%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2011 and June 30, 2011 we had no outstanding obligations under reverse repurchase agreements.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2012. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $1.5 billion three-year credit facility that matures in June 2013 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2011 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow there under, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.75 billion available to us under the revolving credit agreements.

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

Capital expenditures for the three months ended September 30, 2011 were $32.0 million. Capital expenditures for the fiscal year ending June 30, 2012 are expected to be between $160.0 million and $180.0 million as compared to $184.8 million in the fiscal year ended June 30, 2011.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents. At September 30, 2011, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Federal Farm Credit Banks, Freddie Mac and Fannie Mae.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6.75 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 (P1) by Moody’s, the highest possible credit rating), our ability to execute reverse repurchase transactions ($2.0 billion of which is available on a committed basis) and available borrowings under our $6.75 billion committed revolving credit facilities. However, the availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2011	2010
Average investment balances at cost:
Corporate investments	$4,862.9	$4,184.0
Funds held for clients	15,173.3	13,815.0
Total	$20,036.2	$18,000.0

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	2.4%	2.9%
Funds held for clients	3.2%	3.7%
Total	3.0%	3.5%

Realized gains on available-for-sale securities	$4.3	$12.2
Realized losses on available-for-sale securities	(0.3)	(0.4)
Net realized gains on available-for-sale securities	$4.0	$11.8

	September 30,	June 30,
	2011	2011
Net unrealized pre-tax gains on
available-for-sale securities	$741.4	$570.9
Total available-for-sale securities at fair value	$17,249.1	$16,927.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased by 50 basis points, from 3.5% for the three months ended September 30, 2010 to 3.0% for the three months ended September 30, 2011. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2012. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2012.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At September 30, 2011, approximately 87% of our available-for-sale securities held a AAA or AA rating. In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

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

We had no derivative financial instruments outstanding at September 30, 2011 or June 30, 2011.

New Accounting Pronouncements

In September, 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 amends the guidance in ASC 350-20 on testing goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-08 will not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation"). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of the	may yet be
			Publicly	Purchased under
	Total Number	Average Price	Announced	the Common Stock
	of Shares	Paid per	Common Stock	Repurchase
Period	Purchased (1)	Share	Repurchase Plan (2)	Plan (2)
July 1, 2011
to July 31, 2011	12,223	$53.72	-	49,559,451

August 1, 2011
to August 31, 2011	4,700,000	$47.41	4,700,000	44,859,451

September 1, 2011
to September 30, 2011	645,000	$48.75	645,000	44,214,451

Total	5,357,223		5,345,000

(1) During the three months ended September 30, 2011, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 12,223 shares during July 2011 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2) The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million

There is no expiration date for the common stock repurchase plan.

Item 6. Exhibits

Exhibit Number	Exhibit
10.9	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective October 14, 2011 (Management Compensatory Plan)

31.1	Certification by Gary C. Butler pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Gary C. Butler pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document

101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

Date: November 4, 2011	/s/ Christopher R. Reidy
Christopher R. Reidy

Chief Financial Officer
(Title)