Form 10-Q
period 2012-03-31
AUTOMATIC DATA PROCESSING INC
filed 2012-05-04
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer o
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of April 27, 2012 was 489,085,110.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$2,279.0	$2,143.5	$6,335.8	$5,828.2
Interest on funds held for clients	133.3	148.6	373.0	404.4
PEO revenues (A)	510.8	445.2	1,319.8	1,139.8
TOTAL REVENUES	2,923.1	2,737.3	8,028.6	7,372.4

EXPENSES:
Costs of revenues:
Operating expenses	1,413.9	1,300.3	4,014.3	3,590.5
Systems development and programming costs	145.4	155.8	444.2	432.9
Depreciation and amortization	65.4	64.5	192.3	189.4
TOTAL COSTS OF REVENUES	1,624.7	1,520.6	4,650.8	4,212.8

Selling, general and administrative expenses	622.1	577.3	1,788.8	1,663.0
Interest expense	1.2	1.4	5.4	6.9
TOTAL EXPENSES	2,248.0	2,099.3	6,445.0	5,882.7

Other income, net	(10.5)	(15.0)	(141.0)	(84.3)

EARNINGS BEFORE INCOME TAXES	685.6	653.0	1,724.6	1,574.0

Provision for income taxes	233.2	229.2	594.5	561.6

NET EARNINGS	$452.4	$423.8	$1,130.1	$1,012.4

BASIC EARNINGS PER SHARE	$0.93	$0.85	$2.32	$2.05

DILUTED EARNINGS PER SHARE	$0.92	$0.85	$2.29	$2.03

Basic weighted average shares outstanding	488.5	496.2	487.7	493.2
Diluted weighted average shares outstanding	493.2	501.3	492.7	497.5

Dividends declared per common share	$0.3950	$0.3600	$1.1500	$1.0600

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $4,586.0 and $4,177.9 for the three months ended March 31, 2012 and 2011, respectively, and $13,331.7 and $11,760.6 for the nine months ended March 31, 2012 and 2011, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$1,665.1	$1,389.4
Short-term marketable securities	28.0	36.3
Accounts receivable, net	1,372.7	1,364.8
Other current assets	643.9	648.3
Assets held for sale	6.9	9.1
Total current assets before funds held for clients	3,716.6	3,447.9
Funds held for clients	29,836.9	25,135.6
Total current assets	33,553.5	28,583.5
Long-term marketable securities	96.8	98.0
Long-term receivables, net	127.1	128.7
Property, plant and equipment, net	710.2	716.2
Other assets	1,001.7	922.6
Goodwill	3,163.7	3,073.6
Intangible assets, net	723.1	715.7
Total assets	$39,376.1	$34,238.3

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$137.7	$153.3
Accrued expenses and other current liabilities	930.5	930.4
Accrued payroll and payroll-related expenses	517.9	558.3
Dividends payable	190.1	174.2
Short-term deferred revenues	343.5	350.9
Income taxes payable	97.2	28.6
Total current liabilities before client funds obligations	2,216.9	2,195.7
Client funds obligations	29,207.0	24,591.1
Total current liabilities	31,423.9	26,786.8
Long-term debt	17.3	34.2
Other liabilities	585.1	556.2
Deferred income taxes	418.5	373.5
Long-term deferred revenues	474.7	477.2
Total liabilities	32,919.5	28,227.9

Stockholders' equity:
Preferred stock, $1.00 par value:
Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value:
Authorized, 1,000.0 shares; issued 638.7
shares at March 31, 2012 and June 30, 2011;
outstanding, 489.3 and 490.8 shares at March 31, 2012
and June 30, 2011, respectively	63.9	63.9
Capital in excess of par value	484.2	489.5
Retained earnings	12,371.5	11,803.9
Treasury stock - at cost: 149.4 and 147.9 shares
at March 31, 2012 and June 30, 2011, respectively	(6,822.7)	(6,714.0)
Accumulated other comprehensive income	359.7	367.1
Total stockholders’ equity	6,456.6	6,010.4
Total liabilities and stockholders’ equity	$39,376.1	$34,238.3

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$1,130.1	$1,012.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	240.0	239.2
Deferred income taxes	7.9	51.8
Stock-based compensation expense	66.1	58.5
Net pension expense	27.5	30.3
Net realized gain from the sales of marketable securities	(15.8)	(19.7)
Net amortization of premiums and accretion of discounts on available-for-sale securities	43.1	40.8
Impairment losses on available-for-sale securities	5.8	-
Impairment losses on assets held for sale	2.2	8.6
Gain on sale of assets	(66.0)	-
Gains on sales of buildings	-	(1.8)
Other	18.0	32.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(16.9)	(71.0)
Increase in other assets	(139.0)	(91.9)
Decrease in accounts payable	(13.8)	(42.8)
Increase/(decrease) in accrued expenses and other liabilities	121.9	(26.6)
Net cash flows provided by operating activities	1,411.1	1,220.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,650.2)	(3,621.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,883.8	2,315.9
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(3,912.5)	(12,392.2)
Capital expenditures	(104.4)	(122.1)
Additions to intangibles	(82.5)	(58.9)
Acquisitions of businesses, net of cash acquired	(199.8)	(774.7)
Proceeds from the sale of property, plant and equipment and other assets	66.0	13.1
Other	(15.2)	5.4
Net cash flows used in investing activities	(5,014.8)	(14,634.8)

Cash Flows from Financing Activities:
Net increase in client funds obligations	4,661.2	13,683.6
Payments of debt	(1.5)	(5.3)
Repurchases of common stock	(399.9)	(174.8)
Proceeds from stock purchase plan and exercises of stock options	190.3	345.5
Dividends paid	(546.4)	(513.2)
Net cash flows provided by financing activities	3,903.7	13,335.8

Effect of exchange rate changes on cash and cash equivalents	(24.3)	36.3

Net change in cash and cash equivalents	275.7	(42.4)

Cash and cash equivalents, beginning of period	1,389.4	1,643.3

Cash and cash equivalents, end of period	$1,665.1	$1,600.9

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates.

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (“fiscal 2011”).

Note 2.  New Accounting Pronouncements

In January 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The adoption of ASU 2011-03 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In January 2012, the Company adopted ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 requires expansion of the disclosures required for Level 3 measurements of fair value and provides updates to the existing measurement guidance.  The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  ASU 2011-08 amends the guidance in Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that the fair value of a reporting unit is less than its carrying value based upon the qualitative assessment, it is necessary to perform the currently prescribed two-step goodwill impairment test.  ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

Note 3.  Earnings per Share (“EPS”)

		Effect of	Effect of
		Employee	Employee
		Stock	Restricted
		Option	Stock
	Basic	Shares	Shares	Diluted

Three months ended March 31,

2012
Net earnings	$452.4			$452.4
Weighted average shares (in millions)	488.5	4.3	0.4	493.2
EPS	$0.93			$0.92

2011
Net earnings	$423.8			$423.8
Weighted average shares (in millions)	496.2	4.5	0.6	501.3
EPS	$0.85			$0.85

Nine months ended March 31,

2012
Net earnings	$1,130.1			$1,130.1
Weighted average shares (in millions)	487.7	3.8	1.2	492.7
EPS	$2.32			$2.29

2011
Net earnings	$1,012.4			$1,012.4
Weighted average shares (in millions)	493.2	3.2	1.1	497.5
EPS	$2.05			$2.03

Options to purchase 0.9 million and 0.7 million shares of common stock for the three months ended March 31, 2012 and 2011, respectively, and 0.9 million shares and 2.8 million shares of common stock for the nine months ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4.  Other Income, net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest income on corporate funds	$(8.5)	$(10.0)	$(65.3)	$(68.8)
Realized gains on available-for-sale securities	(4.0)	(5.4)	(23.2)	(23.0)
Realized losses on available-for-sale securities	0.4	1.0	7.4	3.3
Realized gain on invesment in Reserve Fund	-	-	-	(0.9)
Impairment losses on available-for-sale securities	-	-	5.8	-
Impairment losses on assets held for sale	2.2	-	2.2	8.6
Gain on sale of assets	-	-	(66.0)	-
Gains on sales of buildings	-	-	-	(1.8)
Other, net	(0.6)	(0.6)	(1.9)	(1.7)

Other income, net	$(10.5)	$(15.0)	$(141.0)	$(84.3)

Proceeds from sales and maturities of available-for-sale securities were $2,883.8 million and $2,315.9 million for the nine months ended March 31, 2012 and 2011, respectively.

During the nine months ended March 31, 2012, the Company sold assets related to rights and obligations to resell a third party expense management platform and, as a result, recorded a gain of $66.0 million in other income, net, on the Statements of Consolidated Earnings.

At December 31, 2011, the Company concluded that it had the intent to sell certain available-for-sale securities with unrealized losses of $5.8 million.  As such, the Company recorded an impairment charge of $5.8 million in other income, net, on the Statements of Consolidated Earnings for the nine months ended March 31, 2012.  As of March 31, 2012, all such securities had been sold.

During the nine months ended March 31, 2011, the Company reclassified assets related to two buildings as assets held for sale on the Consolidated Balance Sheets.  Such assets were previously reported in property, plant and equipment, net, on the Consolidated Balance Sheets.  As the carrying amount of the assets held for sale exceeded their fair value less costs to sell, the Company recorded an impairment loss of $8.6 million in other income, net, on the Statements of Consolidated Earnings for the nine months ended March 31, 2011.  In addition, during the three months ended March 31, 2012, the Company accepted a non-binding offer for these two buildings and, as a result, further adjusted the carrying value of such assets and recorded an impairment loss of $2.2 million in other income, net, on the Statements of Consolidated Earnings.  These buildings remain in assets held for sale on the Consolidated Balance Sheets at March 31, 2012.

During the nine months ended March 31, 2011, the Company sold two buildings that were previously classified as assets held for sale on the Consolidated Balance Sheets and, as a result, recorded a gain of $1.8 million in other income, net, on the Statements of Consolidated Earnings for the nine months ended March 31, 2011.

The Company has an outsourcing agreement with Broadridge Financial Solutions, Inc. ("Broadridge") pursuant to which the Company provides data center outsourcing services, which principally consist of information technology services and service delivery network services.  As a result of this agreement, the Company recognized income of $28.0 million and $27.7 million for the three months ended March 31, 2012 and 2011, respectively, which was offset by expenses associated with providing such services of $27.4 million and $27.1 million, respectively, both of which were recorded in other income, net, on the Statements of Consolidated Earnings.  The Company recognized income of $85.9 million and $82.3 million for the nine months ended March 31, 2012 and 2011, respectively, which was offset by expenses associated with providing such services of $84.2 million and $80.6 million.  The Company had receivables on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $9.1 million and $9.5 million at March 31, 2012 and June 30, 2011, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012.  The expiration of the outsourcing agreement will not have a material impact on the Company’s results of operations.

Note 5.  Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the Statements of Consolidated Earnings since their respective dates of acquisition.  The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.  In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analyses.  Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months.

The Company acquired six businesses during the nine months ended March 31, 2012 for approximately $235.4 million, net of cash acquired.  In addition to the cash consideration related to acquisitions closed during the nine months ended March 31, 2012, the Company accrued certain liabilities which represent the estimated fair value of contingent consideration (“earn-out”) expected to be payable in the event that certain specific performance metrics are achieved over the earn-out period. At March 31, 2012, the Company had not yet finalized the purchase price allocation for these six acquisitions.  These acquisitions resulted in approximately $153.0 million of goodwill. Intangible assets acquired, which total approximately $72.3 million for these six acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 11 years.  These six acquisitions were not material individually or in the aggregate to the Company’s results of operations, financial position, or cash flows.

The Company acquired eight businesses during the nine months ended March 31, 2011 for approximately $774.2 million, net of cash acquired.  These acquisitions resulted in approximately $543.6 million of goodwill. Intangible assets acquired, which totaled approximately $245.7 million for these eight acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 12 years.  The Company finalized the purchase price allocation for these eight acquisitions during the nine months ended March 31, 2012 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect final information received.

Note 6.  Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2012 and June 30, 2011 were as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$13,907.9	$-	$-	$13,907.9
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,439.3	247.3	(3.0)	6,683.6
Corporate bonds	6,898.0	252.5	(7.6)	7,142.9
Asset-backed securities	398.3	16.3	(0.2)	414.4
Commercial mortgage-backed securities	324.4	12.8	-	337.2
Municipal bonds	509.6	30.1	(0.4)	539.3
Canadian government obligations and
Canadian government agency obligations	1,021.7	22.1	(0.5)	1,043.3
Other securities	1,467.6	92.0	(1.4)	1,558.2

Total available-for-sale securities	17,058.9	673.1	(13.1)	17,718.9

Total corporate investments and funds
held for clients	$30,966.8	$673.1	$(13.1)	$31,626.8

	June 30, 2011
		Gross	Gross
	Amortized	Unrelized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$9,731.8	$-	$-	$9,731.8
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,558.2	213.0	(12.1)	6,759.1
Corporate bonds	5,908.6	234.9	(16.9)	6,126.6
Asset-backed securities	422.4	25.4	-	447.8
Commercial mortgage backed securities	476.6	15.9	-	492.5
Municipal bonds	493.7	23.1	(0.6)	516.2
Canadian government obligations and
Canadian government agency obligations	1,082.0	20.8	(1.3)	1,101.5
Other securities	1,415.1	72.4	(3.7)	1,483.8

Total available-for-sale securities	16,356.6	605.5	(34.6)	16,927.5

Total corporate investments and funds
held for clients	$26,088.4	$605.5	$(34.6)	$26,659.3

At March 31, 2012, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal Home Loan Mortgage Corporation ("Freddie Mac"), and Federal National Mortgage Association ("Fannie Mae") with fair values of $4,011.8 million, $1,151.4 million, $387.8 million, and $533.3 million, respectively.  At June

30, 2011, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Freddie Mac, and Fannie Mae with fair values of $3,886.5 million, $914.0 million, $759.1million and $702.4 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's and AA+, as rated by Standard & Poor's and has maturities ranging from April 2012 through February 2022.

At March 31, 2012, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $245.1 million, $143.7 million and $25.3 million, respectively.  At June 30, 2011, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $220.5 million, $196.9 million and $30.0 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2012.

At March 31, 2012, other securities and their fair value primarily represent Canadian provincial bonds of $579.3 million, supranational bonds of $406.1 million, sovereign bonds of $353.8 million, mortgage-backed securities of $134.9 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $55.3 million.  At June 30, 2011, other securities and their fair value primarily represent Canadian provincial bonds of $494.3 million, supranational bonds of $360.1 million, sovereign bonds of $328.8 million, mortgage-backed securities of $146.5 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $129.1 million.  The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2012	2011

Corporate investments:
Cash and cash equivalents	$1,665.1	$1,389.4
Short-term marketable securities	28.0	36.3
Long-term marketable securities	96.8	98.0
Total corporate investments	$1,789.9	$1,523.7

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2012	2011

Funds held for clients:
Restricted cash and cash equivalents held
to satisfy client funds obligations	$12,242.8	$8,342.4
Restricted short-term marketable securities held
to satisfy client funds obligations	3,154.4	3,059.9
Restricted long-term marketable securities held
to satisfy client funds obligations	14,439.7	13,733.3
Total funds held for clients	$29,836.9	$25,135.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $29,207.0 million and $24,591.1 million as of March 31, 2012 and June 30, 2011, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 85% of the available-for-sale securities held a AAA or AA rating at March 31, 2012, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at March 31, 2012.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2012, are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$(3.0)	$209.3	$-	$-	$(3.0)	$209.3
Corporate bonds	(7.2)	869.2	(0.4)	20.2	(7.6)	889.4
Asset-backed securities	(0.2)	49.0	-	-	(0.2)	49.0
Commercial mortgage-backed securities	-	19.2	-	-	-	19.2
Municipal bonds	(0.4)	41.6	-	-	(0.4)	41.6
Canadian government obligations and
Canadian government agency obligations	(0.5)	80.3	-	-	(0.5)	80.3
Other securities	(1.4)	69.5	-	-	(1.4)	69.5

	$(12.7)	$1,338.1	$(0.4)	$20.2	$(13.1)	$1,358.3

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2011 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value

U.S. Treasury and direct obligations of
U.S. government agencies	$(12.1)	$1,049.0	$-	$-	$(12.1)	$1,049.0
Corporate bonds	(16.9)	945.2	-	-	(16.9)	945.2
Asset-backed securities	-	0.5	-	-	-	0.5
Commercial mortgage-backed securities	-	17.3	-	-	-	17.3
Municipal bonds	(0.6)	35.0	-	-	(0.6)	35.0
Canadian government obligations and
Canadian government agency obligations	(1.3)	227.7	-	-	(1.3)	227.7
Other securities	(3.7)	242.3	-	-	(3.7)	242.3

	$(34.6)	$2,517.0	$-	$-	$(34.6)	$2,517.0

Expected maturities of available-for-sale securities at March 31, 2012 are as follows:

Due in one year or less	$3,182.4
Due after one year to two years	1,760.3
Due after two years to three years	2,802.8
Due after three years to four years	4,197.7
Due after four years	5,775.7

Total available-for-sale securities	$17,718.9

At December 31, 2011, the Company concluded that it had the intent to sell certain available-for-sale securities for which unrealized losses of $5.8 million were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets.  As such, the Company recognized impairment losses of $5.8 million in other income, net, on the Statements of Consolidated Earnings for the three months ended December 31, 2011.  During the three months ended March 31, 2012, the

Company sold its remaining holdings in these securities.  For the remaining securities in an unrealized loss position of $13.1 million at March 31, 2012, the Company concluded that it did not have the intent to sell such securities and it was not more likely than not that the Company would be required to sell such securities before recovery.  The securities with unrealized losses at March 31, 2012 were primarily comprised of corporate bonds.  In order to determine whether such losses were due to credit losses, the Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis.  At March 31, 2012, the Company concluded that unrealized losses on available-for-sale securities held at March 31, 2012 were not credit losses and were attributable to changes in interest rates.  As a result, the Company concluded that the $13.1 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at March 31, 2012.

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

The following table presents the Company's assets measured at fair value on a recurring basis at March 31, 2012.  Included in the table are available-for-sale securities within corporate investments of $124.8 million and funds held for clients of $17,594.1 million.

	Level 1	Level 2	Level 3	Total

U.S Treasury and direct obligations of
U.S. government agencies	$-	$6,683.6	$-	$6,683.6
Corporate bonds	-	7,142.9	-	7,142.9
Asset-backed securities	-	414.4	-	414.4
Commercial mortgage-backed securities	-	337.2	-	337.2
Municipal bonds	-	539.3	-	539.3
Canadian government obligations and
Canadian government agency obligations	-	1,043.3	-	1,043.3
Other securities	22.9	1,535.3	-	1,558.2
Total available-for-sale securities	$22.9	$17,696.0	$-	$17,718.9

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

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	March 31, 2012		June 30, 2011
	Current	Long-term	Current	Long-term

Trade receivables	$1,341.4	$-	$1,333.2	$-
Notes receivable	88.6	143.4	90.5	146.4
Less:
Allowance for doubtful accounts - trade receivables	(44.2)	-	(44.8)	-
Allowance for doubtful accounts - notes receivable	(5.9)	(9.5)	(5.7)	(9.4)
Unearned income - notes receivable	(7.2)	(6.8)	(8.4)	(8.3)

Total	$1,372.7	$127.1	$1,364.8	$128.7

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

	March 31, 2012
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.4	$0.6	$0.4	$0.6
Non-specific Reserve	88.2	142.8	5.5	8.9
Total	$88.6	$143.4	$5.9	$9.5

	June 30, 2011
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.6	$0.9	$0.6	$0.9
Non-specific Reserve	89.9	145.5	5.1	8.5
Total	$90.5	$146.4	$5.7	$9.4

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2011	$5.7	$9.4
Incremental provision	1.2	1.5
Recoveries and other	(0.4)	(0.6)
Chargeoffs	(0.6)	(0.8)

Balance at March 31, 2012	$5.9	$9.5

The allowance for doubtful accounts as a percentage of notes receivable was approximately 7% as of March 31, 2012 and 6% as of June 30, 2011.

Notes receivable aged over 30 days past due are considered delinquent.  Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status.  Cash payments received on non-accrual receivables are applied towards the principal.  When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  At March 31, 2012, the Company had $1.3 million in notes receivable on non-accrual status, including $0.6 million of notes receivable aged over 60 days past due. At March 31, 2011, the Company had $1.8 million in notes receivable on non-accrual status, including $0.5 million of notes receivable aged over 60 days past due. During the nine months ended March 31, 2012, and March 31, 2011, respectively, the charge-offs as a percentage of notes receivable were 1%.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at March 31, 2012 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivables	$1.3	$0.6

At March 31, 2012, approximately 99% of notes receivable are current.

The aging of the notes receivable past due at June 30, 2011 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivables	$1.2	$0.1

At June 30, 2011, approximately 99% of notes receivable are current.

Note 9.  Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2012 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total

Balance as of June 30, 2011	$1,935.0	$4.8	$1,133.8	$3,073.6
Additions and other adjustments, net	61.5	-	58.0	119.5
Currency translation adjustments	(17.8)	-	(11.6)	(29.4)

Balance as of March 31, 2012	$1,978.7	$4.8	$1,180.2	$3,163.7

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2012	2011
Intangible assets:
Software and software licenses	$1,404.4	$1,322.4
Customer contracts and lists	861.6	821.0
Other intangibles	242.0	238.3
	2,508.0	2,381.7
Less accumulated amortization:
Software and software licenses	(1,133.2)	(1,062.1)
Customer contracts and lists	(482.2)	(443.7)
Other intangibles	(169.5)	(160.2)
	(1,784.9)	(1,666.0)
Intangible assets, net	$723.1	$715.7

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 8 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 8 years for other intangibles).  Amortization of intangible assets was $43.9 million and $45.0 million for the three months ended March 31, 2012 and 2011, respectively, and totaled $130.3 million and $130.3 million for the nine months ended March 31, 2012 and 2011, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2012	$46.9
Twelve months ending June 30, 2013	$153.8
Twelve months ending June 30, 2014	$123.4
Twelve months ending June 30, 2015	$91.5
Twelve months ending June 30, 2016	$67.6
Twelve months ending June 30, 2017	$55.9

Note 10.  Short-term Financing

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2012.  In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $1.5 billion three-year credit facility that matures in June 2013 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2012 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper.  The Company’s commercial paper program is rated A-

1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At March 31, 2012 and June 30, 2011, the Company had no commercial paper outstanding.  For the three months ended March 31, 2012 and 2011, the Company’s average borrowings were $0.5 billion and $0.6 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively.  For the nine months ended March 31, 2012 and 2011, the Company’s average borrowings were $2.3 billion and $1.7 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively.  The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2012 approximated one and two days, respectively.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements.  These agreements are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $2.0 billion available to it on a committed basis under these reverse repurchase agreements.  At March 31, 2012 and June 30, 2011, there were no outstanding obligations under reverse repurchase agreements. For the three months ended March 31, 2012 and 2011, the Company had average outstanding balances under reverse repurchase agreements of $139.9 million and $160.3 million, respectively, at weighted average interest rates of 1.0% and 0.8%, respectively.  For the nine months ended March 31, 2012 and 2011, the Company had average outstanding balances under reverse repurchase agreements of $303.3 million and $439.0 million, respectively, at weighted average interest rates of 0.6% and 0.5%, respectively.

Note 11.  Debt

Components of long-term debt are as follows:

	March 31,	June 30,
	2012	2011

Industrial revenue bonds	$21.6	$21.6
Secured financing	13.9	15.4

	35.5	37.0
Less: current portion	(18.2)	(2.8)
	$17.3	$34.2

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 2.0 million shares in the three months ended March 31, 2012 as compared to 1.4 million shares repurchased in the three months ended March 31, 2011 and the Company repurchased 8.2 million shares in the nine months ended March 31, 2012 as compared to 3.8 million shares repurchased in the nine months ended March 31, 2011.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Stock-based compensation expense of $20.4 million and $21.8 million was recognized in earnings for the three months ended March 31, 2012 and 2011, respectively, as well as related tax benefits of $7.5 million and $8.2 million, respectively.  Stock-based compensation expense of $66.1 million and $58.5 million was recognized in earnings for the nine months ended March 31, 2012 and 2011, respectively, as well as related tax benefits of $24.4 million and $21.8 million, respectively.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Operating expenses	$3.7	$4.2	$11.2	$10.8
Selling, general and administrative expenses	13.5	13.6	45.2	37.4
System development and programming costs	3.2	4.0	9.7	10.3
Total pretax stock-based compensation expense	$20.4	$21.8	$66.1	$58.5

As of March 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $10.6 million and $51.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years and 1.4 years, respectively.

During the nine months ended March 31, 2012, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number	Weighted
	of Options	Average Price
	(in thousands)	(in dollars)

Options outstanding at
July 1, 2011	21,714	$40
Options granted	1,106	$54
Options exercised	(4,976)	$53
Options cancelled	(361)	$42

Options outstanding at
March 31, 2012	17,483	$40

Performance-Based Restricted Stock:
Number
of Shares
(in thousands)

Restricted shares outstanding
at July 1, 2011	1,351
Restricted shares granted	1,801
Restricted shares vested	(1,579)
Restricted shares forfeited	(78)

Restricted shares outstanding
at March 31, 2012	1,495

Time-Based Restricted Stock:

Number
of Shares
(in thousands)

Restricted shares outstanding,
at July 1, 2011	493
Restricted shares granted	8
Restricted shares vested	(71)
Restricted shares forfeited	(14)

Restricted shares outstanding,
at March 31, 2012	416

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Nine Months Ended
	March 31,
	2012	2011
Risk-free interest rate	0.8% - 1.0%	1.4% - 2.4%
Dividend yield	2.8% - 3.1%	2.9% - 3.3%
Weighted average volatility factor	24.9% - 25.7%	24.5% - 24.9%
Weighted average expected life (in years)	5.2 - 5.3	5.1 - 5.2
Weighted average fair value (in dollars)	$8.46	$7.59

B.  Pension Plans

The components of net pension expense were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost – benefits earned during the period	$14.3	$13.1	$42.9	$39.3
Interest cost on projected benefits	15.5	14.1	46.5	42.3
Expected return on plan assets	(24.4)	(22.1)	(73.2)	(66.3)
Net amortization and deferral	3.7	5.0	11.3	15.0
Net pension expense	$9.1	$10.1	$27.5	$30.3

During the nine months ended March 31, 2012, the Company contributed $81.3 million to the pension plans and expects to contribute approximately $2.7 million during the remainder of the fiscal year ended June 30, 2012.

Note 13.  Income Taxes

The effective tax rate for the three months ended March 31, 2012 and 2011 was 34.0% and 35.1%, respectively.  The decrease in the effective tax rate was related to the availability of foreign tax credits, the expiration of certain statutes of limitation, and the final resolution of certain tax matters.

The effective tax rate for the nine months ended March 31, 2012 and 2011 was 34.5% and 35.7%, respectively.  The decrease in the effective tax rate was related to the availability of foreign tax credits, the expiration of certain statutes of limitation, and the final resolution of certain tax matters.

Note 14.  Commitments and Contingencies

On July 18, 2011, athenahealth, Inc. filed a complaint against ADP AdvancedMD, Inc. (“ADP AdvancedMD”), a subsidiary of the Company.  The complaint alleges that ADP AdvancedMD’s activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe two patents owned by athenahealth, Inc.  The complaint seeks monetary damages, injunctive relief, and costs.  The Company has responded to the complaint, believes that it has meritorious defenses to this claim, and is continuing to vigorously defend itself against the allegations.

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

Note 15.  Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at March 31, 2012 or June 30, 2011.

Note 16. Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net earnings	$452.4	$423.8	$1,130.1	$1,012.4
Other comprehensive income:
Currency translation adjustments	36.5	58.8	(73.2)	143.2
Unrealized gain (loss) on available-for-sale
securities, net of tax	(17.7)	(59.7)	58.6	(156.7)
Pension liability adjustment, net of tax	1.4	2.3	7.2	2.9
Comprehensive income	$472.6	$425.2	$1,122.7	$1,001.8

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Employer Services	$2,108.6	$1,973.5	$5,686.1	$5,280.0
PEO Services	513.7	447.8	1,328.1	1,147.3
Dealer Services	431.9	402.0	1,252.3	1,134.2
Other	0.9	3.7	4.9	10.1
Reconciling items:
Foreign exchange	(23.9)	(10.8)	(29.0)	(56.0)
Client fund interest	(108.1)	(78.9)	(213.8)	(143.2)
Total	$2,923.1	$2,737.3	$8,028.6	$7,372.4

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Employer Services	$699.4	$653.7	$1,556.4	$1,474.1
PEO Services	45.9	37.8	124.8	101.8
Dealer Services	77.7	67.4	211.3	174.6
Other	(62.0)	(57.4)	(48.1)	(111.1)
Reconciling items:
Foreign exchange	(0.5)	0.1	0.2	(7.6)
Client fund interest	(108.1)	(78.9)	(213.8)	(143.2)
Cost of capital charge	33.2	30.3	93.8	85.4
Total	$685.6	$653.0	$1,724.6	$1,574.0

Note 18. Subsequent Events

Subsequent to March 31, 2012, the Company acquired a business for approximately $65.6 million.  The Company is currently evaluating the purchase price allocation for this business.  This acquisition is not expected to be material to the Company’s operations, financial position or cash flows.

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

RESULTS OF OPERATIONS

Executive Overview

Our solid results for the period reflect the strength and resilience of our underlying business model despite the challenges posed by the current economic environment.  Our focus on product innovation and our investment in sales associate headcount has led to growth in new business sales and solid revenue retention across our business segments. We are pleased with the current performance of our strategic acquisitions together with the continued strength in our same-store-sales growth. However, we continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balance.

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

Our financial condition and balance sheet remain solid at March 31, 2012, with cash and cash equivalents and marketable securities of $1.8 billion.  We continue to look for opportunities to further enhance and complement our product portfolio and service offerings and, accordingly, have acquired six businesses as of March 31, 2012 for approximately $235.4 million, net of cash acquired.  We expect that these acquisitions will not have a material impact on our earnings for the year ending June 30, 2012 (“fiscal 2012”), individually or in the aggregate.

Analysis of Consolidated Operations

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change

Total revenues	$2,923.1	$2,737.3	$185.8	7%

Costs of revenues:
Operating expenses	$1,413.9	$1,300.3	$113.6	9%
Systems development and
programming costs	145.4	155.8	(10.4)	(7%)
Depreciation and amortization	65.4	64.5	0.9	1%
Total costs of revenues	$1,624.7	$1,520.6	$104.1	7%

Selling, general and
administrative expenses	$622.1	$577.3	$44.8	8%
Interest expense	1.2	1.4	(0.2)	(14%)
Total expenses	$2,248.0	$2,099.3	$148.7	7%

Other income, net	$(10.5)	$(15.0)	$(4.5)	(30%)

Earnings before income taxes	$685.6	$653.0	$32.6	5%
Margin	23%	24%

Provision for income taxes	$233.2	$229.2	$4.0	2%
Effective tax rate	34.0%	35.1%

Net earnings	$452.4	$423.8	$28.6	7%

Diluted earnings per share	$0.92	$0.85	$0.07	8%

	Nine Months Ended
	March 31,
	2012	2011	$ Change	% Change

Total revenues	$8,028.6	$7,372.4	$656.2	9%

Costs of revenues:
Operating expenses	$4,014.3	$3,590.5	$423.8	12%
Systems development and
programming costs	444.2	432.9	11.3	3%
Depreciation and amortization	192.3	189.4	2.9	2%
Total costs of revenues	$4,650.8	$4,212.8	$438.0	10%

Selling, general and
administrative expenses	$1,788.8	$1,663.0	$125.8	8%
Interest expense	5.4	6.9	(1.5)	(22%)
Total expenses	$6,445.0	$5,882.7	$562.3	10%

Other income, net	$(141.0)	$(84.3)	$56.7	67%

Earnings before income taxes	$1,724.6	$1,574.0	$150.6	10%
Margin	21%	21%

Provision for income taxes	$594.5	$561.6	$32.9	6%
Effective tax rate	34.5%	35.7%

Net earnings	$1,130.1	$1,012.4	$117.7	12%

Diluted earnings per share	$2.29	$2.03	$0.26	13%

Total Revenues

Total revenues increased $185.8 million, or 7%, to $2,923.1 million for the three months ended March 31, 2012, from $2,737.3 million for the three months ended March 31, 2011, due to an increase in revenues in Employer Services of 7%, or $135.1 million, to $2,108.6 million, PEO Services of 15%, or $65.9 million, to $513.7 million, and Dealer Services of 7%, or $29.9 million, to $431.9 million.  Total revenues would have increased approximately 6% without the impact of recently completed acquisitions and the impact to revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform.  In addition, revenues decreased $12.2 million due to changes in foreign currency exchange rates.

Total revenues for the three months ended March 31, 2012 include interest on funds held for clients of $133.3 million, as compared to $148.6 million for the three months ended March 31, 2011.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.5% during the three months ended March 31, 2012 as compared to 2.9% for the three months ended March 31, 2011, partially offset by an increase in our average client funds balance of 5%, to $21.7 billion, for the three months ended March 31, 2012.

Total revenues increased $656.2 million, or 9%, to $8,028.6 million for the nine months ended March 31, 2012, from $7,372.4 million for the nine months ended March 31, 2011, due to an increase in revenues in Employer Services of 8%, or $406.1 million, to $5,686.1 million, PEO Services of 16%, or $180.8 million, to $1,328.1 million, and Dealer Services of 10%, or $118.1 million, to $1,252.3 million.  Total revenues would have increased approximately 7% without the impact of recently completed acquisitions and the impact to revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform.  In addition, revenues increased $32.5 million due to changes in foreign currency exchange rates.

Total revenues for the nine months ended March 31, 2012 include interest on funds held for clients of $373.0 million, as compared to $404.4 million for the nine months ended March 31, 2011.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.8% during the nine months ended March 31, 2012 as compared to 3.3% for the nine months ended March 31, 2011, partially offset by an increase in our average client funds balance of 7%, to $17.5 billion, for the nine months ended March 31, 2012.

Total Expenses

Total expenses increased $148.7 million, or 7%, to $2,248.0 million for the three months ended March 31, 2012, from $2,099.3 million for the three months ended March 31, 2011.  The increase in our consolidated expenses was due to an increase in operating expenses of $113.6 million, an increase in selling, general and administrative expenses of $44.8 million, partially offset by a decrease in systems development and programming expenses of $10.4 million.  Total expenses would have increased approximately 5% without the impact of recently completed acquisitions.

Total expenses increased $562.3 million, or 10%, to $6,445.0 million for the nine months ended March 31, 2012, from $5,882.7 million for the nine months ended March 31, 2011.  The increase in our consolidated expenses was due to an increase in operating expenses of $423.8 million, an increase in selling, general and administrative expenses of $125.8 million, and an increase in systems development and programming expenses of $11.3 million.  Total expenses would have increased approximately 7% without the impact of recently completed acquisitions.

Our total costs of revenues increased $104.1 million, or 7%, to $1,624.7 million for the three months ended March 31, 2012, from $1,520.6 million for the three months ended March 31, 2011, due to an increase in our operating expenses of $113.6 million, partially offset by a decrease in systems development and programming expenses of $10.4 million.

Our total costs of revenues increased $438.0 million, or 10%, to $4,650.8 million for the nine months ended March 31, 2012, from $4,212.8 million for the nine months ended March 31, 2011, due to an increase in our operating expenses of $423.8 million and an increase in systems development and programming expenses of $11.3 million.

Operating expenses increased $113.6 million, or 9%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $403.5 million for the three months ended March 31, 2012, which included costs for benefits coverage of $271.4 million and costs for workers’ compensation and payment of state unemployment taxes of $132.1 million.  These pass-through costs were $349.6 million for the three months ended March 31, 2011, which included costs for benefits coverage of $238.6 million and costs for workers’ compensation and payment of state unemployment taxes of $111.0 million.  The increase in operating expenses is also due to expenses related to businesses acquired of $24.3 million and higher labor-related expenses in Employer Services of $11.8 million.  Additionally, operating expenses decreased $6.4 million due to changes in foreign currency exchange rates.

Operating expenses increased $423.8 million, or 12%, for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $1,026.6 million for the nine months ended March 31, 2012, which included costs for benefits coverage of $788.0 million and costs for workers’ compensation and payment of state unemployment taxes of $238.6 million.  These pass-through costs were $880.3 million for the nine months ended March 31, 2011, which included costs for benefits coverage of $691.1 million and costs for workers’ compensation and payment of state unemployment taxes of $189.2 million.  The increase in operating expenses is also due to expenses related to businesses acquired of $94.5 million and higher labor-related expenses in Employer Services of $31.1 million.  Additionally, operating expenses increased $17.2 million due to changes in foreign currency exchange rates.

Systems development and programming expenses decreased $10.4 million, or 7%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to a higher proportion of capitalizable efforts directed at feature and functionality product enhancements in the period.

Systems development and programming expenses increased $11.3 million, or 3%, for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011 due to businesses acquired of $13.1 million, partially offset by a higher proportion of capitalizable efforts directed at feature and functionality product enhancements in the period.

Selling, general and administrative expenses increased $44.8 million, or 8%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The increase in expenses was related to severance expenses of $22.5 million resulting from cost reduction initiatives focused on the realization of synergies in certain international businesses as we adjust our cost structure in light of the softer European economic environment, an increase in selling expenses of $11.1 million resulting from increases in sales force headcount and an increase in selling, general and administrative expenses of acquired businesses of $7.6 million.  Additionally, selling, general and administrative expenses decreased $5.5 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $125.8 million, or 8%, for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011.  The increase in expenses was related to severance expenses of $23.5 million resulting from cost reduction initiatives focused on the realization of synergies in certain international businesses as we adjust our cost structure in light of the softer European economic environment, an increase in selling expenses of $39.9 million resulting from increases in sales force headcount coupled with an increase in selling, general and administrative expenses of acquired businesses of $28.4 million.  Additionally, selling, general and administrative expenses increased $5.0 million due to changes in foreign currency exchange rates.

Other income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2012	2011	$ Change	2012	2011	$ Change
Interest income on corporate funds	$(8.5)	$(10.0)	$(1.5)	$(65.3)	$(68.8)	$(3.5)
Realized gains on available-for-sale securities	(4.0)	(5.4)	(1.4)	(23.2)	(23.0)	0.2
Realized losses on available-for-sale securities	0.4	1.0	0.6	7.4	3.3	(4.1)
Realized gain on investment in Reserve Fund	-	-	-	-	(0.9)	(0.9)
Impairment losses on available-for-sale securities	-	-	-	5.8	-	(5.8)
Impairment losses on assets held for sale	2.2	-	(2.2)	2.2	8.6	6.4
Gain on sale of assets	-	-	-	(66.0)	-	66.0
Gains on sales of buildings	-	-	-	-	(1.8)	(1.8)
Other, net	(0.6)	(0.6)	-	(1.9)	(1.7)	0.2
Other income, net	$(10.5)	$(15.0)	$(4.5)	$(141.0)	$(84.3)	$56.7

Other income, net, decreased $4.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The decrease was due to a decrease in interest income on corporate funds of $1.5 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The decrease in interest income on corporate funds resulted from lower average interest rates from 1.8% for the three months ended March 31, 2011 to 1.5% for the three months ended March 31, 2012, partially offset by increasing average daily corporate funds which increased from $2.2 billion for the three months ended March 31, 2011 to $2.3 billion for the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012, we recorded an impairment loss of $2.2 million related to our assets held for sale.

Other income, net, increased $56.7 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.  This increase was due to a gain of $66.0 million pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform during the nine months ended March 31, 2012.  This increase was partially offset by the net activity related to our available-for-sale securities, including realized gains, realized losses and impairment losses, which together resulted in a decrease in other income, net of $9.7 million, and a decrease in interest income on corporate funds of $3.5 million during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.  The decrease in interest income on corporate funds resulted from lower average interest rates from 2.6% for the nine months ended March 31, 2011 to 2.2% for the nine months ended March 31, 2012, partially offset by increasing average daily corporate funds which increased from $3.5 billion for the nine months ended March 31, 2011 to $4.0 billion for the nine months ended March 31, 2012.  In addition, we recorded an impairment loss of $2.2 million related to our assets held for sale during the nine months ended March 31, 2012, compared to a gain on the sale of buildings of $1.8 million and an impairment loss of $8.6 million related to our assets held for sale for the nine months ended March 31, 2011.

Earnings before Income Taxes

Earnings before income taxes increased $32.6 million, or 5%, from $653.0 million for the three months ended March 31, 2011, to $685.6 million for the three months ended March 31, 2012 due to the increase in revenues, partially offset by the increase in total expenses, all of which were discussed above.  Overall margin decreased approximately 40 basis points for the three months ended March 31, 2012 with approximately 40 basis points of margin decrease attributable to acquisitions.

Earnings before income taxes increased $150.6 million, or 10%, from $1,574.0 million for the nine months ended March 31, 2011, to $1,724.6 million for the nine months ended March 31, 2012 due to the increase in revenues and the gain on sale of assets, partially offset by the increase in expenses, all of which were discussed above.  Overall margin was 21.5% for the nine months ended March 31, 2012 as compared to 21.4% for the nine months ended March 31, 2011, with approximately 80 basis points of margin contribution related to the gain on the sale of assets and approximately 30 basis points of margin decrease attributable to acquisitions.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2012 and 2011 was 34.0% and 35.1%, respectively.  The decrease in the effective tax rate was related to the availability of foreign tax credits, the expiration of certain statutes of limitation, and the final resolution of certain tax matters.

The effective tax rate for the nine months ended March 31, 2012 and 2011 was 34.5% and 35.7%, respectively.  The decrease in the effective tax rate was related to the availability of foreign tax credits, the expiration of certain statutes of limitation, and the final resolution of certain tax matters.

Net Earnings and Diluted Earnings per Share

Net earnings increased $28.6 million, or 7%, to $452.4 million for the three months ended March 31, 2012 compared to $423.8 million for the three months ended March 31, 2011. Diluted earnings per share increased 8% to $0.92 for the three months ended March 31, 2012 compared to $0.85 for the three months ended March 31, 2011.

Net earnings increased $117.7 million, or 12%, to $1,130.1 million for the nine months ended March 31, 2012 compared to $1,012.4 million for the nine months ended March 31, 2011 and includes an after-tax gain on sale of assets of $41.2 million. Diluted earnings per share increased 13% to $2.29 for the nine months ended March 31, 2012 compared to $2.03 for the nine months ended March 31, 2011.

For both the three and nine month periods ended March 31, 2012, the increase in diluted earnings per share reflects the increase in net earnings and the impact of fewer shares outstanding as a result of the repurchase of approximately 8.2 million shares during the nine months ended March 31, 2012 and the repurchase of 14.2 million shares in the fiscal year ended June 30, 2011.

The following table reconciles our results for the nine months ended March 31, 2012 to adjusted results that exclude the sale of assets related to rights and obligations to resell a third-party expense management platform.  We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods.  We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by us and improves our ability to understand our operating performance.  Since adjusted earnings and adjusted diluted EPS are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation of, or as a substitute for, earnings and diluted EPS and they may not be comparable to similarly titled measures employed by other companies.

Although we have presented our results for the nine months ended March 31, 2012 adjusted to exclude the gain on the sale of assets discussed above, we do not expect this sale of assets to have a material impact on the results of our future operations.

	Nine months ended March 31, 2012
	Earnings before income taxes	Provision for income taxes	Net earnings	Diluted EPS
As Reported	$1,724.6	$594.5	$1,130.1	$2.29

Less Adjustment:
Gain on sale of assets	66.0	24.8	41.2	0.08

As Adjusted	$1,658.6	$569.7	$1,088.9	$2.21

Net earnings, as adjusted, increased $76.5 million, or 8% to $1,088.9 million, for the nine months ended March 31, 2012, from $1,012.4 million, as reported, for the nine months ended March 31, 2011, and the related diluted earnings per share, as adjusted, increased 9.0%, to $2.21 for the nine months ended March 31, 2012.  The increase in diluted earnings per share, as adjusted, for the nine months ended March 31, 2012 reflects the impact of fewer shares outstanding due to the repurchase of approximately 8.2 million shares during the nine months ended March 31, 2012 and the repurchase of 14.2 million shares in the fiscal year ended June 30, 2011.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Employer Services	$2,108.6	$1,973.5	$135.1	7%	$5,686.1	$5,280.0	$406.1	8%
PEO Services	513.7	447.8	65.9	15%	1,328.1	1,147.3	180.8	16%
Dealer Services	431.9	402.0	29.9	7%	1,252.3	1,134.2	118.1	10%
Other	0.9	3.7	(2.8)		4.9	10.1	(5.2)
Reconciling items:
Foreign exchange	(23.9)	(10.8)	(13.1)		(29.0)	(56.0)	27.0
Client fund interest	(108.1)	(78.9)	(29.2)		(213.8)	(143.2)	(70.6)
Total	$2,923.1	$2,737.3	$185.8	7%	$8,028.6	$7,372.4	$656.2	9%

	Earnings before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Employer Services	$699.4	$653.7	$45.7	7%	$1,556.4	$1,474.1	$82.3	6%
PEO Services	45.9	37.8	8.1	21%	124.8	101.8	23.0	23%
Dealer Services	77.7	67.4	10.3	15%	211.3	174.6	36.7	21%
Other	(62.0)	(57.4)	(4.6)		(48.1)	(111.1)	63.0
Reconciling items:
Foreign exchange	(0.5)	0.1	(0.6)		0.2	(7.6)	7.8
Client fund interest	(108.1)	(78.9)	(29.2)		(213.8)	(143.2)	(70.6)
Cost of capital charge	33.2	30.3	2.9		93.8	85.4	8.4
Total	$685.6	$653.0	$32.6	5%	$1,724.6	$1,574.0	$150.6	10%

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

Employer Services

Revenues

Employer Services' revenues increased $135.1 million, or 7%, to $2,108.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Revenues for our Employer Services business would have increased approximately 6% without the impact of acquisitions and revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform.  Revenues increased due to new business started during the third quarter from new business sales growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  Our worldwide client revenue retention rate for the three months ended March 31, 2012 improved slightly as compared to our rate for the three months ended March 31, 2011.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 3.3% for the three months ended March 31, 2012.

Employer Services' revenues increased $406.1 million, or 8%, to $5,686.1 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.  Revenues for our Employer Services business would have increased approximately 6% without the impact of acquisitions and revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform.  Revenues increased due to new business started during the first nine months from new business sales growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  Our worldwide client revenue retention rate for the nine months ended March 31, 2012 decreased slightly as compared to our rate for the nine months ended March 31, 2011.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.9% for the nine months ended March 31, 2012.

Earnings before Income Taxes

Employer Services’ earnings before income taxes increased $45.7 million, or 7%, to $699.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The increase was due to the increase in revenues of $135.1 million discussed above, which was partially offset by an increase in expenses of $89.4 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the three months ended March 31, 2012 due to increases in sales headcount and labor-related costs over the same period prior year levels coupled with the effects of acquisitions.  Overall margin was 33.2% for the three months ended March 31, 2012 as compared to 33.1% for the three months ended March 31, 2011, with approximately 90 basis points of margin decline attributable to acquisitions.

Employer Services’ earnings before income taxes increased $82.3 million, or 6%, to $1,556.4 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.  The increase was due to the increase in revenues of $406.1 million discussed above, which was partially offset by an increase in expenses of $323.8 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the nine months ended March 31, 2012 due to increases in sales headcount and labor-related costs over the same period prior year levels coupled with the effects of acquisitions.  Overall margin decreased approximately 50 basis points from 27.9% to 27.4% for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, with approximately 80 basis points of margin decline attributable to acquisitions.

PEO Services

Revenues

PEO Services' revenues increased $65.9 million, or 15%, to $513.7 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  Such revenues include pass-through costs of $403.5 million for the three months ended March 31, 2012 and $349.6 million for the three months ended March 31, 2011 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to an 11% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

PEO Services' revenues increased $180.8 million, or 16%, to $1,328.1 million for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011.  Such revenues include pass-through costs of $1,026.6 million for the nine months ended March 31, 2012 and $880.3 million for the nine months ended March 31, 2011. The increase in revenues was due to a 13% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings before Income Taxes

PEO Services’ earnings before income taxes increased $8.1 million, or 21%, to $45.9 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  Earnings before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased approximately 50 basis points to 8.9% for the three months ended March 31, 2012 from 8.4% for the three months ended March 31, 2011, resulting from a higher average number of worksite employees.

PEO Services’ earnings before income taxes increased $23.0 million, or 23%, to $124.8 million for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011.  Earnings before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased approximately 50 basis points to 9.4% for the nine months ended March 31, 2012 from 8.9% for the nine months ended March 31, 2011 resulting from a higher average number of worksite employees.

Dealer Services

Revenues

Dealer Services' revenues increased $29.9 million, or 7%, to $431.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Revenues increased due to new clients, improved client retention, growth in our key products, and the impact of price increases during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  Revenues for our Dealer Services business would have increased approximately 6% for the three months ended March 31, 2012 without the impact of acquisitions. The growth in our key products included increased users of our Front Office Solutions, including our customer relationship management (“CRM”) solutions, growth in our Drive Product (DMS) and hosted IP telephony, as well as an increase in credit report and vehicle registration transaction revenues and an increase in Data Services.

Dealer Services' revenues increased $118.1 million, or 10%, to $1,252.3 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011.  Dealer Services acquisitions made over the prior twelve months, including Cobalt, increased revenues $49.8 million for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. Revenues for our Dealer Services business would have increased approximately 6% for the nine months ended March 31, 2012 without the impact of acquisitions.  Revenues without acquisitions increased $68.3 million due to new clients, improved client retention, and growth in our key products during the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011.  The growth in our key products included increased users of our Front Office Solutions, including our CRM solutions, growth in our Drive Product (DMS) and hosted IP telephony as well as an increase in credit report and vehicle registration transaction revenues and increased activity in Digital Marketing Solutions and Data Services.

Earnings before Income Taxes

Dealer Services' earnings before income taxes increased $10.3 million, or 15%, to $77.7 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase was due to the increase in revenues of $29.9 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased approximately 120 basis points from 16.8% to 18.0% for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Dealer Services' earnings before income taxes increased $36.7 million, or 21%, to $211.3 million for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011. The increase was due to the increase in revenues of $118.1 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased approximately 150 basis points from 15.4% to 16.9% for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011, which includes approximately 30 basis points of margin decrease related to acquisitions.  In addition, overall margin increased approximately 60 basis points due to acquisition-related costs incurred during the nine months ended March 31, 2011 related to our acquisition of Cobalt in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, cash and marketable securities were $1,789.9 million, stockholders' equity was $6,456.6 million, and the ratio of long-term debt-to-equity was 0.3%.  Working capital before funds held for clients and client funds obligations was $1,499.7 million, as compared to $1,252.2 million at June 30, 2011.  The increase was primarily due to an increase in cash and cash equivalents together with a decrease in accrued payroll and payroll related expenses partially offset by an increase in income taxes payable.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the nine months ended March 31, 2012, and we held approximately $1.8 billion of cash and marketable securities at March 31, 2012.  We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.

Net cash flows provided by operating activities were $1,411.1 million for the nine months ended March 31, 2012, as compared to $1,220.3 million for the nine months ended March 31, 2011.  The increase in net cash flows provided by operating activities was due to higher net earnings, lower pension plan contributions of $75.2 million and a favorable change in the net components of working capital, partially offset by a variance in the timing of tax-related net cash payments of $77.2 million.

Net cash flows used in investing activities were $5,014.8 million for the nine months ended March 31, 2012, as compared to $14,634.8 million for the nine months ended March 31, 2011. The net decrease in cash used in investing activities is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations and a decrease of $574.9 million related to cash used for business acquisitions and an increase of $52.9 million in cash receipts related to the sale of property, plant and equipment and other assets.

Net cash flows provided by financing activities were $3,903.7 million for the nine months ended March 31, 2012 as compared to $13,335.8 million for the nine months ended March 31, 2011.  The decrease was due to the net change in client funds obligations of $9,022.4 million as a result of the timing of cash received and payments made related to client funds and an increase in the cash used for repurchases of common stock. We purchased approximately 8.2 million shares of our common stock at an average price per share of $49.59 during the nine months ended March 31, 2012 compared to purchases of 3.8 million shares at an average price per share of $45.71 during the nine months ended March 31, 2011.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper.  Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For the three months ended March 31, 2012 and 2011, the Company’s average borrowings were $0.5 billion and $0.6 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively.  For the nine months ended March 31, 2012 and 2011, the Company’s average borrowings were $2.3 billion and $1.7 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively.  The weighted average maturity of the Company’s commercial paper during each of the three months and nine months ended March 31, 2012 approximated one day and two days, respectively.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2012 and June 30, 2011 we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days. We have $2.0 billion available to us on a committed basis under these reverse repurchase agreements.  For the three months ended March 31, 2012 and 2011, the Company had average outstanding balances under reverse repurchase agreements of $139.9 million and $160.3 million, respectively, at weighted average interest rates of 1.0% and 0.8%, respectively.  For the nine months ended March 31, 2012 and 2011, the Company had average outstanding balances under reverse repurchase agreements of $303.3 million and $439.0 million, respectively, at weighted average interest rates of 0.6% and 0.5%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations.  At March 31, 2012 and June 30, 2011 we had no outstanding obligations under reverse repurchase agreements.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2012. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $1.5 billion three-year credit facility that matures in June 2013 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through March 31, 2012 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.75 billion available to us under the revolving credit agreements.

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

Capital expenditures for the nine months ended March 31, 2012 were $104.2 million. Capital expenditures for the fiscal year ending June 30, 2012 are expected to be between $160.0 million and $180.0 million as compared to $184.8 million in the fiscal year ended June 30, 2011.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At March 31, 2012, approximately 91% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Federal Farm Credit Banks, Freddie Mac and Fannie Mae.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Average investment balances at cost:
Corporate investments	$2,266.3	$2,177.1	$3,995.5	$3,472.5
Funds held for clients	21,712.4	20,629.5	17,466.2	16,336.0
Total	$23,978.7	$22,806.6	$21,461.7	$19,808.5

Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	1.5%	1.8%	2.2%	2.6%
Funds held for clients	2.5%	2.9%	2.8%	3.3%
Total	2.4%	2.8%	2.7%	3.2%

Realized gains on available-for-sale securities	$4.0	$5.4	$23.2	$23.0
Realized losses on available-for-sale securities	(0.4)	(1.0)	(7.4)	(3.3)
Net realized gains on available-for-sale securities	$3.6	$4.4	$15.8	$19.7

	March 31,	June 30,
	2012	2011
Net unrealized pre-tax gains on
available-for-sale securities	$660.0	$570.9
Total available-for-sale securities at fair value	$17,718.9	$16,927.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased 40 basis points, from 2.8% for the three months ended March 31, 2011 to 2.4% for the three months ended March 31, 2012 and decreased 50 basis points, from 3.2% for the nine months ended March 31, 2011 to 2.7% for the nine months ended March 31, 2012.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $11 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2013.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2013.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limited credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 85% of our available-for-sale securities held a AAA or AA rating at March 31, 2012.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

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

We had no derivative financial instruments outstanding at March 31, 2012 or June 30, 2011.

New Accounting Pronouncements

In January 2012, we adopted ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The adoption of ASU 2011-03 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In January 2012, we adopted ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 requires expansion of the disclosures required for Level 3 measurements of fair value and provides updates to the existing measurement guidance.  The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 will not have an impact on our consolidated results of operations, financial condition, or cash flows.

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

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three and nine months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
			as Part of the	may yet be
			Publicly	Purchased under
	Total Number	Average Price	Announced	the Common Stock
	of Shares	Paid per	Common Stock	Repurchase
Period	Purchased (1)	Share	Repurchase Plan (2)	Plan (2)

January 1, 2012
to January 31, 2012	157,650	$55.12	145,000	43,191,351

February 1, 2012
to February 29, 2012	852,699	$54.34	852,699	42,338,652

March 1, 2012
to March 31, 2012	1,513,389	$54.92	953,500	41,385,152

Total	2,523,738		1,951,199

(1)  During the three months ended March 31, 2012, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 572,539 shares during January and March 2012 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008 June 2011	50 million 35 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits.

Exhibit Number	Exhibit
10.1	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) for grants after January 26, 2012 (Management Compensatory Plan)
10.2	French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 (Management Compensatory Plan)
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date: May 4, 2012	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)