Form 10-K
period 2012-06-30
AUTOMATIC DATA PROCESSING INC
filed 2012-08-20
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Large accelerated filer [x]               Accelerated filer [ ]               Non-accelerated filer [ ]               Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $ 26,415,304,885. On August 10, 2012 there were 484,504,817 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders.	Part III

Part I

Item 1. Business

General

     Incorporated in Delaware in 1961, Automatic Data Processing, Inc. (together with its subsidiaries, “ADP” or the “Company”) is one of the world’s largest providers of business outsourcing solutions. Leveraging over 60 years of experience, ADP® offers a wide range of human resource (HR), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to auto, truck, motorcycle, marine, recreational vehicle, and heavy equipment retailers and manufacturers throughout the world. ADP’s mission is to power organizations with insightful solutions that drive business success.

     The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, on its website at www.adp.com as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”) and are also available at the SEC’s internet site at www.sec.gov.

Segments of Business

     The Company’s reportable segments are: Employer Services, Professional Employer Organization (PEO) Services, and Dealer Services. For financial information by segment and by geographic area, see Note 17 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K. A brief description of each reportable segment’s operations is provided below.

Employer Services

     Employer Services offers a comprehensive range of HR information, payroll processing, time and labor management, and tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist employers in the United States, Canada, Europe, South America (primarily Brazil), Australia and Asia to recruit, staff, manage, pay and retain their employees. As of June 30, 2012, Employer Services assisted approximately 564,000 employers with approximately 652,000 payrolls. Employer Services markets these solutions and services through its direct marketing salesforce and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. In fiscal 2012, 78% of Employer Services’ revenues were from the United States, 14% were from Europe, 5% were from Canada, and 3% were from South America (primarily Brazil), Australia, and Asia.

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

     ADP provides payroll services that include the preparation of client employee paychecks, electronic direct deposits, and stored value payroll cards, along with employee pay statements, supporting journals, summaries, and management reports. ADP also supplies the quarterly and annual social security, Medicare, and federal, state and local income tax withholding reports required to be filed by employers. ADP enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. For those companies that choose to process payroll in-house, ADP delivers stand-alone services such as payroll tax filing, check printing and distribution, year-end tax statements (i.e., Form W-2), and wage garnishment services. Other stand-alone services delivered by ADP include Retirement Services, Talent Solutions, Benefit Services, and Time and Labor Management Services. In addition, our ADP Mobile Solutions application gives our clients’ employees access to their vital HR, payroll, time, and benefits information via multiple smartphone platforms.

     In order to address the growing business process outsourcing (BPO) market for clients seeking human resource information systems and benefit outsourcing solutions, ADP offers its integrated comprehensive outsourcing services (COS) solution that allows larger clients to outsource to ADP their HR, payroll, payroll administration, employee service center, benefits administration, and time and labor management functions. In fiscal 2012, ADP broadened its BPO offerings with the addition of recruitment process outsourcing services for large clients. For mid-sized clients, ADP Workforce Now® Comprehensive Services provides integrated tools and technology to support payroll, a full-featured benefits administration solution, HR services and administration needs from recruitment to retirement. ADP also offers ADP Resource®, an integrated, flexible HR and payroll service offering for smaller clients that provides a menu of optional services, such as 401(k), FSA, and a comprehensive Pay-by-Pay® workers’ compensation payment program.

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

  CAPS offers a host of full outsourcing services, including payroll tax, garnishment processing, payment processing, unemployment compensation management, and sales and use tax filing. CAPS also offers wage verification services through a resale arrangement with a third party. In addition, CAPS offers software-as-a-service solutions including sales, use, and value-added tax calculation processing and automated accounts payable processing. As part of CAPS’ payroll tax services, CAPS collects and processes federal, state, and local payroll taxes on behalf of, and from, ADP clients and remits these taxes to the appropriate taxing authorities. This business provides an electronic interface between ADP clients and over 7,000 federal, state, and local tax agencies in the United States, from the Internal Revenue Service to local governments. In fiscal 2012, CAPS in the United States processed and delivered approximately 48 million employee year-end tax statements and over 40 million employer payroll tax returns and deposits, and moved $1.3 trillion in client funds to taxing authorities and its clients’ employees via electronic transfer, direct deposit, and ADPCheckTM. CAPS is also responsible for the efficient movement of information and funds from clients to third parties through service offerings such as new hire reporting, payroll check (ADPCheck), full service direct deposit (FSDD), and stored value payroll card (ALINE Card by ADPSM).

  Insurance Services provides a comprehensive Pay-by-Pay workers’ compensation payment program and, through Automatic Data Processing Insurance Agency, Inc., offers workers compensation and group health insurance to small and mid-sized clients through a variety of insurance carriers.

  Tax Credit Services provides job tax credit services that assist employers in the identification of, and filing for, federal, state, and local tax credits and other incentives based on geography, demographics, and other criteria and includes negotiation of incentive packages with applicable governmental agencies.

     Employer Services also provides the following solutions and services:

  Retirement Services provides recordkeeping and/or related administrative services to primarily small and mid-sized clients with respect to various types of retirement (primarily 401(k) and SIMPLE IRA) plans, deferred compensation plans, and “premium only” cafeteria plans.

  Talent Solutions includes Screening and Selection Services, Applicant Management Services, I-9 Services, and Talent Management solutions. Screening and Selection Services provides background checks, reference verifications and an HR help desk. Applicant Management Services provides employers with a Web-based solution to manage their talent throughout the hiring process. I-9 Services provides electronic processing, storing and tracking of employment eligibility verification forms (i.e., Form I-9). Talent Management solutions, which ADP provides both through its own services and through resale arrangements with third parties, include Compensation Management, Performance Management, Learning Management, and Succession Planning.

  Benefit Services provides benefits administration across all market segments, including management of open enrollment and ongoing enrollment of benefits, and leave of absence, COBRA, Dependent Care, Commuter, Health Reimbursement Arrangements, Health Savings Accounts, and FSA administration.

  Time and Labor Management Services provides solutions for employers to capture, calculate, and report employee time and attendance.

     ADP also provides cloud-based medical practice management services through AdvancedMD®. These services include practice management software, electronic health records solutions, and comprehensive outsourced medical billing services.

     ADP made several acquisitions in fiscal 2012, including RightThing, LLC, a provider of recruitment process outsourcing and recruitment training, W. Ray Wallace & Associates, Inc., a provider of tax credit services, Asparity Decisions Solutions, Inc., a supplier of employee benefits decision support tools, SHPS Human Resource Solutions, Inc., a provider of benefits outsourcing solutions, including eligibility and enrollment, health spending accounts, COBRA administration, absence management, benefits advocacy and print and fulfillment, and PhyLogic Healthcare, a provider of comprehensive outsourced medical billing services.

International

     Employer Services has a growing presence outside of the United States, where it offers solutions on the basis of both geographic and specific client business needs. ADP’s GlobalView® offering is available in 41 countries. GlobalView is built on the SAP® ERP Human Capital Management and the SAP NetWeaver® platform and offers multinational and global companies an end-to-end outsourcing solution enabling standardized payroll processing and human resource administration. As of the end of fiscal 2012, 121 clients had contracted for GlobalView services, with approximately 1.1 million employees being processed. Upon completing the implementation for all these clients, ADP expects to be providing GlobalView services to over 2 million employees.

     ADP also offers in-country “best of breed” payroll and human resource outsourcing solutions to both small and large clients in over a dozen foreign countries. In each of Canada and Europe, ADP is the leading provider of payroll processing (including full departmental outsourcing) and human resource administration services. Within Europe, Employer Services has business operations supporting its in-country solutions in eight countries: France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland, and the United Kingdom. It also offers services in Ireland (from the United Kingdom) and in Portugal (from Spain). In South America (primarily Brazil), Australia, and Asia (primarily China), ADP provides traditional service bureau payroll services, and also offers full departmental outsourcing of payroll services. ADP also offers wage and tax collection and remittance services in Canada, the United Kingdom, the Netherlands, and France.

     Through its ADP Streamline® offering, which is available in 73 countries (40 of which are countries in which ADP also offers its GlobalView services), ADP also offers a single point of contact for global payroll processing and human resource administration services for multinational companies with small and mid-sized operations. At the end of fiscal 2012, ADP Streamline was used by 495 multinational companies with approximately 211,000 employees being processed.

     In fiscal 2012, ADP continued to expand its “best of breed” offering through the acquisition of Ma Foi Consulting Solutions Limited, a provider of managed payroll services and social benefits administration services in India.

Professional Employer Organization (PEO) Services

     In the United States, ADP TotalSource®, the Company’s PEO business, provides approximately 6,500 clients with comprehensive employment administration outsourcing solutions through a co-employment relationship pursuant to which the employees who work at a client’s location (“worksite employees”) are co-employed by us and the client. These comprehensive solutions include payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage, and other supplemental benefits for employees. ADP TotalSource is the largest PEO in the United States based on the number of worksite employees. ADP TotalSource has 49 offices located in 23 states and serves approximately 268,000 worksite employees in all 50 states.

Dealer Services

     Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”), digital marketing solutions (including website, sales leads, email, search, display, and social media marketing services), and other business management solutions to auto, truck, motorcycle, marine, recreational vehicle (RV), and heavy equipment retailers and manufacturers in North America, Europe, South Africa, the Middle East, and the Asia Pacific region. Over 26,000 auto, truck, motorcycle, marine, RV, and heavy equipment retailers and manufacturers in nearly 100 countries use ADP’s DMS products, digital marketing solutions, other software applications, networking solutions, data integration, and/or consulting services.

     Clients use ADP’s DMS solutions to manage core business activities such as accounting, inventory management, factory communications, appointment scheduling, vehicle financing and insurance, sales, and service. In addition to its DMS solutions, Dealer Services offers its clients a full suite of additional integrated applications to address each department and functional area of the dealership, including customer relationship management (CRM) applications, front-end sales and marketing/advertising solutions, and an IP Telephony phone system fully-integrated into the DMS to help dealerships drive sales processes and business development initiatives. Dealer Services also provides its dealership clients computer hardware, hardware maintenance services, software support, system design, and network consulting services.

     Dealer Services also designs, establishes, and maintains communications networks for its dealership clients that allow interactive communications among multiple site locations as well as links between franchised dealers and their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle location, dealership customer credit application submission and decision-making, vehicle repair estimation, and acquisition of vehicle registration and lien holder information.

     Dealer Services also provides digital marketing solutions via The Cobalt Group (Cobalt), which ADP acquired in 2010. Cobalt’s digital marketing solutions and services include websites, sales leads, email, search, display, and social media marketing and management services. These solutions are sold both as retail network marketing platforms in conjunction with the manufacturers of ten leading automotive brands, as well as directly to auto dealerships and regional dealer associations. Cobalt® provides marketing solutions and services to nearly half of the auto dealerships in the United States, as well as to auto dealers in Canada and Mexico.

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

Markets and Marketing Methods

     Employer Services offers services in the United States, Canada, Europe, South America (primarily Brazil), Australia, and Asia. PEO Services offers services exclusively in the United States. Dealer Services has offerings in North America, Europe, South Africa, the Middle East and the Asia Pacific region. In select emerging markets, Dealer Services uses distributors to sell, implement and support ADP’s solutions.

     None of ADP’s major business groups has a single homogenous client base or market. Employer Services and PEO Services have clients from a large variety of industries and markets. Within this client base are concentrations of clients in specific industries. Dealer Services primarily serves automobile dealers, which in turn may be dependent on a relatively small number of auto manufacturers, but also serves truck, powersports (i.e., motorcycle, marine and recreational) and heavy equipment dealers, auto repair shops, used car lots, state departments of motor vehicles, and manufacturers of automobiles and trucks. Employer Services also offers services to auto dealers. While concentrations of clients exist, no one client or industry group is material to ADP’s overall revenues.

     Historically, ADP’s businesses have not been overly sensitive to price changes, although in the current economic conditions we have observed, among some clients and groups of clients, an impact on sensitivity to pricing and demand for ADP’s services. ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or major business unit of ADP is subject to unique market risk.

Competition

     The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of business outsourcing solutions in the world. Employer Services and PEO Services compete with other independent business outsourcing companies, companies providing enterprise resource planning services, software companies and financial institutions. Captive in-house functions, whereby a company installs and operates its own business processing systems, are another competitive factor in the industries in which Employer Services and PEO Services operate. Dealer Services’ competitors include full service DMS providers such as The Reynolds & Reynolds Company (Dealer Services’ largest DMS competitor in the United States and Canada), DealerTrack, Inc., and companies providing applications and services that compete with Dealer Services’ non-DMS applications and services, such as Auto Trader Group, Inc. and Dealer.com, Inc.

     Competition in ADP’s industries is primarily based on service responsiveness, product quality, and price. ADP believes that it is very competitive in each of these areas and that there are no material negative factors impacting ADP’s competitive position.

Clients and Client Contracts

     ADP provides its services to approximately 600,000 clients. In fiscal 2012, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

     Our business is typically characterized by long-term client relationships that result in recurring revenue. ADP is continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time for an SBS client (as little as 24 hours) to a longer period for a National Account Services or Dealer Services client with multiple deliverables (generally six to twelve months), and in some cases may exceed two years for a large GlobalView client or other large, complicated implementation. Although we monitor sales that have not yet been billed or installed, we do not view this metric as material in light of the recurring nature of our business. This is not a reported number, but it is used by management as a planning tool relating to resources needed to install services, and a means of assessing our performance against the installation timing expectations of our clients.

     ADP’s average client retention is estimated at approximately 11 years in Employer Services, approximately 6 years in PEO Services, and 10 or more years in Dealer Services, and has not varied significantly from period to period.

     ADP’s services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP.

Systems Development and Programming

     During the fiscal years ended June 30, 2012, 2011, and 2010, ADP invested $706 million, $674 million, and $614 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

Product Development

     ADP continually upgrades, enhances, and expands its existing solutions and services. Generally, no new solution or service has a significant effect on ADP’s revenues or negatively impacts its existing solutions and services, and ADP’s solutions and services have significant remaining life cycles.

Licenses

     ADP is the licensee under a number of agreements for computer programs and databases. ADP’s business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to ADP’s business as a whole.

Number of Employees

     ADP employed approximately 57,000 persons as of June 30, 2012.

Item 1A. Risk Factors

     Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Unless otherwise indicated or the context otherwise requires, reference in this section to “we,” “our,” “us” or similar terms means ADP, together with its subsidiaries. The level of importance of each of the following risks may vary from time to time, and any of these risks may have a material effect on our business.

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

Cybersecurity and privacy breaches may hurt our business, damage our reputation, increase our costs, and cause losses

     Our systems and networks store personal information about our clients and employees of our clients. In addition, our retirement services systems maintain investor account information for retirement plans. We have security systems and information technology infrastructure in place designed to protect against unauthorized access to such information. However, there is still a risk that the security systems and infrastructure that we maintain may not be successful in protecting against all security breaches and cyber attacks. Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, and penalties that could damage our reputation and adversely affect the growth of our business.

Our systems may be subject to disruptions that could adversely affect our business and reputation

     Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation. We have disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans may not be successful in preventing the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.

If we fail to adapt our technology to meet client needs and preferences, the demand for our services may diminish

       Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our existing solutions and services. If we fail to respond successfully to technology challenges, the demand for our services may diminish.

Political and economic factors may adversely affect our business and financial results

       Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with us. In addition, a reduction in availability of financing during such conditions, even to borrowers with the highest credit ratings, may limit our access to short-term debt markets to meet liquidity needs required by our Employer Services business.

       We invest our client funds in liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility.

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

       We derive a significant portion of our revenues and operating income outside of the United States and, as a result, we are exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position or cash flows.

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

We may be unable to attract and retain qualified personnel

       Our ability to grow and provide our clients with competitive services is partially dependent on our ability to attract and retain highly motivated people with the skills to serve our clients. Competition for skilled employees in the outsourcing and other markets in which we operate is intense and, if we are unable to attract and retain highly skilled and motivated personnel, results of our operations may suffer.

Item 1B. Unresolved Staff Comments

       None.

Item 2. Properties

       ADP owns 13 of its processing/print centers, and 24 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,739,235 square feet. None of ADP’s owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 6,677,356 square feet in North America, Europe, South America (primarily Brazil), Asia, Australia and Africa, expire at various times up to the year 2036. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

Item 3. Legal Proceedings

       In the normal course of business, ADP is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, ADP believes that it has valid defenses with respect to the legal matters pending against it and that the ultimate resolution of these matters will not have a material adverse impact on its financial condition, results of operations, or cash flows.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

       The principal market for the Company’s common stock (symbol: ADP) is the NASDAQ Global Select Market. The following table sets forth the reported high and low sales prices of the Company’s common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared, during the past two fiscal years. As of June 30, 2012, there were 45,223 holders of record of the Company’s common stock. As of such date, 394,065 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2012 quarter ended:

June 30	$56.19	$50.89	$0.395
March 31	$57.10	$53.31	$0.395
December 31	$54.62	$45.85	$0.395
September 30	$55.02	$44.72	$0.360

Fiscal 2011 quarter ended:

June 30	$55.12	$50.82	$0.360
March 31	$51.50	$46.73	$0.360
December 31	$47.17	$41.50	$0.360
September 30	$42.72	$38.41	$0.340

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Shares	Number of Shares
			Purchased as Part	that may yet be
			of the Publicly	Purchased under
			Announced	the Common
	Total Number of	Average Price	Common Stock	Stock Repurchase
Period	Shares Purchased (1)	Paid per Share	Repurchase Plan (2)	Plan (2)
April 1, 2012 to
April 30, 2012	727,754	$55.02	726,900	40,658,252
May 1, 2012 to
May 31, 2012	3,589,400	$53.18	3,561,200	37,097,052
June 1, 2012 to
June 30, 2012	2,117,400	$53.17	2,117,400	34,979,652
Total	6,434,554		6,405,500

(1)	Pursuant to the terms of the Company’s restricted stock program, the Company purchased 854 shares during April 2012, and 28,200 shares during May 2012, at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors’ approval to repurchase shares of the Company’s common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million

       There is no expiration date for the common stock repurchase plan.

Performance Graph

       The following graph compares the cumulative return on the Company’s common stock for the most recent five years with the cumulative return on the S&P 500 Index and a Peer Group Index, assuming an initial investment of $100 on June 30, 2007, with all dividends reinvested.

* The Peer Group Index is comprised of the following companies:

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

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2012	2011	2010	2009	2008
Total revenues	$10,665.2	$9,879.5	$8,927.7	$8,838.4	$8,733.7
Total costs of revenues	$6,240.0	$5,731.5	$5,029.7	$4,822.7	$4,657.2
Gross profit	$4,425.2	$4,148.0	$3,898.0	$4,015.7	$4,076.5
Earnings from continuing operations before income taxes	$2,122.1	$1,932.7	$1,863.2	$1,900.1	$1,803.4
Adjusted earnings from continuing operations before income taxes (Note 1)	$2,056.1	$1,932.7	$1,863.2	$1,900.1	$1,803.4
Net earnings from continuing operations	$1,388.5	$1,254.2	$1,207.3	$1,325.1	$1,155.7
Adjusted net earnings from continuing operations (Note 1)	$1,347.3	$1,254.2	$1,195.1	$1,205.1	$1,155.7
Basic earnings per share from continuing operations	$2.85	$2.54	$2.41	$2.63	$2.22
Diluted earnings per share from continuing operations	$2.82	$2.52	$2.40	$2.62	$2.19
Adjusted diluted earnings per share from continuing operations (Note 1)	$2.74	$2.52	$2.37	$2.38	$2.19
Basic weighted average shares outstanding	487.3	493.5	500.5	503.2	521.5
Diluted weighted average shares outstanding	492.2	498.3	503.7	505.8	527.2
Cash dividends declared per share	$1.55	$1.42	$1.35	$1.28	$1.10
Return on equity ("ROE") from continuing operations (Note 2)	22.9%	21.8%	22.4%	25.5%	22.6%
At year end:
Cash, cash equivalents and marketable securities	$1,665.4	$1,523.7	$1,775.5	$2,388.5	$1,660.3
Total assets	$30,815.5	$34,238.3	$26,862.2	$25,351.7	$23,734.4
Obligation under commercial paper borrowing	$-	$-	$-	$730.0	$-
Long-term debt	$16.8	$34.2	$39.8	$42.7	$52.1
Stockholders’ equity	$6,114.0	$6,010.4	$5,478.9	$5,322.6	$5,087.2

Note 1. Non-GAAP Financial Measures

The following table reconciles results within our Selected Financial Data for the years ended June 30, 2012, 2011, 2010, 2009, and 2008 to adjusted results that exclude a gain on the sale of assets related to rights and obligations to resell a third-party expense management platform and certain favorable tax items. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by us and improves our ability to understand our operating performance. Since adjusted earnings from continuing operations before income taxes, adjusted net earnings from continuing operations and adjusted diluted earnings per share (“EPS”) from continuing operations are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations before income taxes, net earnings from continuing operations and diluted EPS from continuing operations, and they may not be comparable to similarly titled measures employed by other companies.

(Dollars in millions, except per share amounts)
Years ended June 30,	2012	2011	2010	2009	2008
Earnings from continuing operations before income taxes	$2,122.1	$1,932.7	$1,863.2	$1,900.1	$1,803.4
Adjustments:
Gain on sale of assets	66.0	-	-	-	-
Adjusted earnings from continuing operations before income taxes	$2,056.1	$1,932.7	$1,863.2	$1,900.1	$1,803.4
Net earnings from continuing operations	$1,388.5	$1,254.2	$1,207.3	$1,325.1	$1,155.7
Adjustments:
Favorable tax items	-	-	12.2	120.0	-
Gain on sale of assets	41.2	-	-	-	-
Adjusted net earnings from continuing operations	$1,347.3	$1,254.2	$1,195.1	$1,205.1	$1,155.7
Diluted earnings per share from continuing operations	$2.82	$2.52	$2.40	$2.62	$2.19
Adjustments:
Favorable tax items	-	-	0.02	0.24	-
Gain on sale of assets	0.08	-	-	-	-
Adjusted diluted earnings per share from continuing operations	$2.74	$2.52	$2.37	$2.38	$2.19

Note 2. Return on equity from continuing operations has been calculated as net earnings from continuing operations divided by average total stockholders’ equity. Our fiscal 2012 ROE includes the impact from the sale of assets related to rights and obligations to resell a third-party expense management platform which increased return on equity by 0.6%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This report and other written or oral statements made from time to time by Automatic Data Processing, Inc (“ADP”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP’s success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates, and; the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed above under “Item 1A.Risk Factors,” should be considered in evaluating any forward-looking statements contained herein.

DESCRIPTION OF THE COMPANY AND BUSINESS SEGMENTS
ADP is one of the world’s largest providers of business outsourcing solutions. Leveraging over 60 years of experience, ADP offers a wide range of human resource (“HR”), payroll, tax and benefits administration solutions from a single source. ADP is also a leading provider of integrated computing solutions to auto, truck, motorcycle, marine, recreational vehicle (“RV”) and heavy equipment retailers and manufacturers. The Company’s reportable segments are: Employer Services, Professional Employer Organization (“PEO”) Services, and Dealer Services. A brief description of each segment’s operations is provided below.

Employer Services
Employer Services offers a comprehensive range of HR information, payroll processing, time and labor management, and tax and benefits administration solutions and services, including traditional and Web-based outsourcing solutions, that assist employers in the United States, Canada, Europe, South America (primarily Brazil), Australia, and Asia to recruit, staff, manage, pay and retain their employees. As of June 30, 2012, Employer Services assisted approximately 564,000 employers with approximately 652,000 payrolls. As of June 30, 2011, Employer Services assisted approximately 537,000 employers with approximately 628,000 payrolls. Employer Services markets these solutions and services through its direct marketing sales force and, on a limited basis, through indirect sales channels, such as marketing relationships with banks and accountants, among others. Within Employer Services, the Company collects client funds and remits such funds to tax authorities for payroll tax filing and payment services and to employees of payroll services clients.

PEO Services
PEO Services provides approximately 6,500 small and medium sized businesses with comprehensive employment administration outsourcing solutions through a co-employment relationship, including payroll, payroll tax filing, HR guidance, 401(k) plan administration, benefits administration, compliance services, health and workers’ compensation coverage and other supplemental benefits for employees. Workers’ compensation and employer’s liability deductible reimbursement protection is provided to PEO Services by ADP Indemnity, Inc. (“ADP Indemnity”), a wholly-owned captive insurance company of ADP whose results of operations are recorded in the “Other” segment. Premiums are charged to PEO Services by ADP Indemnity in exchange for which ADP Indemnity provides a policy to PEO Services that reimburses all workers’ compensation and employer’s liability claim expense resulting from worksite employee claims up to a $1 million per occurrence retention. At the beginning of each policy period, ADP Indemnity establishes the premium to be paid by PEO Services required to satisfy the expected ultimate workers’ compensation claims within the $1 million per occurrence retention based upon historical loss experience and the expected workers’ compensation loss estimate as determined by an independent actuary. ADP’s PEO Services business, ADP Totalsource®, is the largest PEO in the United States based on the number of worksite employees. ADP Totalsource® has 49 offices located in 23 states and serves approximately 268,000 worksite employees in all 50 states.

Dealer Services
Dealer Services provides integrated dealer management systems (such a system is also known in the industry as a “DMS”), digital marketing solutions, including website, sales leads, email, search, display and social media marketing services and other business management solutions to auto, truck, motorcycle, marine, RV and heavy equipment retailers and manufacturers in North America, Europe, South Africa, the Middle East, and the Asia Pacific region. As of June 30, 2012, over 26,000 auto, truck, motorcycle, marine, RV and heavy equipment retailers in nearly 100 countries use our DMS products, other software applications, networking solutions, data integration, consulting and digital marketing services.

EXECUTIVE OVERVIEW

For more than 60 years, ADP has served as a trusted human resources, payroll, benefits, and integrated computing solutions partner to employers and automotive dealerships around the world. Our mission is to power organizations with insightful solutions that drive business success by delivering the best solutions to all of our markets ahead of the competition on a consistent basis. ADP’s strengths have traditionally been in three core areas: a broad suite of products that deliver relief from administrative burdens; a strong service orientation; and strong sales and distribution.

We have redefined our strategic pillars to align them with our goals which are predicated on driving innovation, service excellence and building talent. Our strategic pillars are to:

  Grow our integrated suite of cloud based Human Capital Management (“HCM”), benefits, and payroll solutions to serve the US market;

  Invest to grow and scale our market leading HR Business Process Outsourcing solutions by leveraging our platforms and processes;

  Leverage our global presence to offer clients HCM, benefits, and payroll solutions where they do business; and

  Grow and deepen our solutions offering to ensure our key adjacencies are market leaders.

We believe the strategic pillars outlined above will help us build on our core competencies and develop new ones as we continue to focus on delivering stellar service to our clients, creating an environment that fosters innovation, positioning ADP as the global HCM market leader, and enhancing long-term total shareholder return.

During the year ended June 30, 2012 (“fiscal 2012”), we achieved solid results that reflect the strength and resilience of our underlying business model despite the challenges posed by the current economic environment. Our focus on product innovation and our investment in sales associate headcount has led to growth in new business sales and solid revenue retention across our business segments. We are pleased with the current performance of our strategic acquisitions together with the continued strength in our same-store-sales growth. However, we continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balance. We expect the lower interest rates to continue to impact us during the year ending June 30, 2013 (“fiscal 2013”).

Consolidated revenues in fiscal 2012 increased 8%, to $10,665.2 million, as compared to $9,879.5 million for the year ended June 30, 2011 (“fiscal 2011”). Earnings from continuing operations before income taxes increased 10%, to $2,122.1 million, as compared to $1,932.7 million in fiscal 2011 and net earnings from continuing operations increased 11%, to $1,388.5 million, as compared to $1,254.2 million in fiscal 2011. Diluted earnings per share from continuing operations increased 12%, to $2.82 in fiscal 2012, from $2.52 per share in fiscal 2011, on fewer shares outstanding. Our results for the year included a gain on the sale of assets related to rights and obligations to resell a third-party expense management platform of $66.0 million, or $41.2 million after tax, which contributed to increasing our diluted EPS from continuing operations 3%, or $0.08 per share.

Each of our business segments has continued to demonstrate core strength. Employer Services’ revenues increased 7% to $7,567.7 million, PEO Services’ revenues increased 15% to $1,771.4 million, and Dealer Services’ revenues increased 10% to $1,683.7 million in fiscal 2012. Our Employer Services’ pays per control metric, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 3.0% for the twelve months ended June 30, 2012. Our worldwide client revenue retention rate remained strong throughout the year ending at 91%.

Employer Services’ and PEO Services’ new business sales, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, grew 13% worldwide, to over $1.2 billion in fiscal 2012. Dealer Services’ new business sales showed strength as we continued to experience the effects of a stronger automotive industry and increased penetration of applications within our base.

Consolidated interest on funds held for clients decreased approximately 9%, or $46.8 million, to $493.3 million from $540.1 million in fiscal 2011. The decrease in the consolidated interest on funds held for clients resulted from the decrease in the average interest rate earned to 2.8% in fiscal 2012 as compared to 3.2% in fiscal 2011, partially offset by growth in average client funds balances of 6% due to our positive Employer Services metrics.

The safety of principal, liquidity, and diversification of our clients’ funds are the foremost objectives of our investment strategy. We continue to promote this strategy by investing in a prudent and conservative manner in accordance with our investment guidelines with a predominant focus on AAA/AA securities. We do not hold direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal, or Spain. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Our financial condition and balance sheet remain solid at June 30, 2012, with cash and cash equivalents and marketable securities of $1,665.4 million. Our net cash flows provided by operating activities were $1,910.2 million in fiscal 2012, as compared to $1,705.8 million in fiscal 2011. This increase in cash flows from fiscal 2011 to fiscal 2012 was due to higher net earnings, lower pension plan contributions, and a favorable change in the net components of working capital, partially offset by a variance in the timing of tax-related net cash payments. The increase in cash provided by investing activities of $10,584.2 million is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations, the amount of cash used for business combinations and cash receipts related to the sale of property, plant and equipment and other assets. The increase in cash used in financing activities of $10,293.1 million is primarily due to the timing of cash received and payments made related to client funds, as compared to the prior year.

We have a strong business model with a high percentage of recurring revenues, excellent margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. We continue to enhance value to our shareholders, and in fiscal 2012 returned excess cash of $739.7 million through dividends and $741.3 million through our share buyback program, while also investing $265.7 million in new acquisitions. In the last five fiscal years, we have reduced the Company’s common stock outstanding by approximately 10% through share buybacks, net of the effect of common stock issued under employee stock-based compensation programs. We have also raised the dividend payout per share for 37 consecutive years.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Fiscal 2012 Compared to Fiscal 2011

(Dollars in millions, except per share amounts)

	Years ended June 30,
	2012	2011	$ Change	% Change
Total revenues	$10,665.2	$9,879.5	$785.7	8%

Costs of revenues:
Operating expenses	5,380.1	4,900.9	479.2	10%
Systems development and programming costs	599.9	577.2	22.7	4%
Depreciation and amortization	260.0	253.4	6.6	3%
Total costs of revenues	6,240.0	5,731.5	508.5	9%

Selling, general and administrative expenses	2,466.2	2,323.3	142.9	6%
Interest expense	7.7	8.6	(0.9)	(10%)
Total expenses	8,713.9	8,063.4	650.5	8%

Other income, net	(170.8)	(116.6)	54.2	46%
Earnings from continuing operations before income taxes	$2,122.1	$1,932.7	$189.4	10%
Margin	19.9%	19.6%
Provision for income taxes	$733.6	$678.5	$55.1	8%
Effective tax rate	34.6%	35.1%
Net earnings from continuing operations	$1,388.5	$1,254.2	$134.3	11%

Diluted earnings per share from continuing operations	$2.82	$2.52	$0.30	12%

Total Revenues
Our total revenues increased $785.7 million, or 8%, to $10,665.2 million in fiscal 2012, from $9,879.5 million in fiscal 2011, due to an increase in revenues in Employer Services of 7%, or $524.8 million, to $7,567.7 million, PEO Services of 15%, or $227.5 million, to $1,771.4 million, and Dealer Services of 10%, or $147.7 million, to $1,683.7 million. Total revenues would have increased approximately 6% without the impact of recently completed acquisitions and the impact to revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform. There was no impact to total revenue growth rates as a result of changes in foreign currency exchange rates.

Total revenues for fiscal 2012 include interest on funds held for clients of $493.3 million, as compared to $540.1 million in fiscal 2011. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.8% during fiscal 2012 as compared to 3.2% for fiscal 2011, partially offset by an increase in our average client funds balance of 6%, to $17.9 billion in fiscal 2012.

Total Expenses
Our total expenses increased $650.5 million, or 8%, to $8,713.9 million in fiscal 2012, from $8,063.4 million in fiscal 2011. The increase in our consolidated expenses was due to an increase in operating expenses of $479.2 million, an increase in selling, general and administrative expenses of $142.9 million and an increase in systems development and programming costs of $22.7 million. Total expenses would have increased approximately 6% without the impact of recently completed acquisitions.

Our total costs of revenues increased 9%, to $6,240.0 million in fiscal 2012, as compared to fiscal 2011 due to an increase in operating expenses of $479.2 million and an increase in systems development and programming costs of $22.7 million.

Operating expenses increased $479.2 million, or 10%, in fiscal 2012 as compared to fiscal 2011 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees. These pass-through costs were $1,363.6 million in fiscal 2012, which included costs for benefits coverage of $1,060.3 million and costs for workers’ compensation and payment of state unemployment taxes of $303.3 million. These pass-through costs were $1,182.2 million in fiscal 2011, which included costs for benefits coverage of $937.8 million and costs for workers’ compensation and payment of state unemployment taxes of $244.4 million. The increase in operating expenses is also due to operating expenses related to businesses acquired of $132.1 million, and higher labor-related expenses in Employer Services of $38.5 million. Additionally, operating expenses decreased $5.4 million due to changes in foreign currency exchange rates.

Systems development and programming costs increased $22.7 million, or 4%, in fiscal 2012 as compared to fiscal 2011, due to businesses acquired of $16.1 million, partially offset by a higher proportion of capitalizable efforts directed at feature and functionality product enhancements in the period. Additionally, systems, development and programming costs decreased $1.3 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $142.9 million, or 6%, in fiscal 2012 as compared to fiscal 2011. The increase in expenses was related to severance expenses of $51.2 million resulting from cost reduction initiatives focused on the realization of synergies in certain international businesses as we adjust our cost structure in light of the softer European economic environment, an increase in selling expenses of $55.5 million resulting from increases in sales force headcount coupled with an increase in selling, general and administrative expenses of acquired businesses of $36.7 million. Additionally, selling, general and administrative expenses decreased $9.0 million due to changes in foreign currency exchange rates.

Other Income, net

Years ended June 30,	2012	2011	$ Change
(Dollars in millions)
Interest income on corporate funds	$(85.2)	$(88.8)	$(3.6)
Realized gains on available-for-sale securities	(32.1)	(38.0)	(5.9)
Realized losses on available-for-sale securities	7.7	3.6	(4.1)
Realized gains on investment in Reserve Fund	-	(0.9)	(0.9)
Impairment losses on available-for-sale securities	5.8	-	(5.8)
Impairment losses on assets held for sale	2.2	11.7	9.5
Gain on sale of assets	(66.0)	-	66.0
Net gains on sales of buildings	-	(1.8)	(1.8)
Other, net	(3.2)	(2.4)	0.8

Other income, net	$(170.8)	$(116.6)	$54.2

Other income, net, increased $54.2 million in fiscal 2012 as compared to fiscal 2011. This increase was due to a gain of $66.0 million pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform during fiscal 2012. This increase was partially offset by the net activity related to our available-for-sale securities, including realized gains, realized losses and impairment losses, which together resulted in a decrease in other income, net of $15.8 million, and a decrease in interest income on corporate funds of $3.6 million during fiscal 2012 as compared to fiscal 2011. The decrease in interest income on corporate funds resulted from lower average interest rates from 2.6% for fiscal 2011 to 2.1% for fiscal 2012, partially offset by increasing average daily corporate funds, which increased from $3.5 billion for fiscal 2011 to $4.0 billion for fiscal 2012. In addition, in the fourth quarter of 2012, we completed the sale of two buildings previously classified as assets held for sale for their combined carrying value of $6.9 million, net of selling costs. We had previously recorded impairment charges related to these two buildings of $2.2 million and $11.7 million during fiscal 2012 and 2011, respectively.

Earnings from continuing operations before Income Taxes
Earnings from continuing operations before income taxes increased $189.4 million, or 10%, from $1,932.7 million in fiscal 2011 to $2,122.1 million in fiscal 2012 due to the increase in revenues and the gain on sale of assets, partially offset by the increase in expenses discussed above. Overall margin increased approximately 30 basis points in fiscal 2012 with approximately 60 basis points of the margin contribution related to the gain on the sale of assets and approximately 40 basis points of margin decline attributable to acquisitions.

Provision for Income Taxes
The effective tax rates in fiscal 2012 and 2011 were 34.6% and 35.1%, respectively. The decrease in the effective tax rate for the fiscal year is the result of the final resolution of certain tax matters, the expiration of certain statutes of limitation, and the availability of foreign tax credits, partially offset by an unfavorable mix of earnings between jurisdictions.

Net Earnings from continuing operations and Diluted Earnings per Share from continuing operations
Net earnings from continuing operations increased $134.3 million, or 11%, from $1,254.2 million in fiscal 2011 to $1,388.5 million in fiscal 2012 and includes an after-tax gain on sale of assets of $41.2 million. Diluted earnings per share from continuing operations increased 12%, to $2.82 compared from $2.52 in fiscal 2011. The increase in diluted earnings per share reflects the increase in net earnings and the impact of fewer shares outstanding as a result of the repurchase of approximately 14.6 million shares during fiscal 2012 and the repurchase of 14.2 million shares in fiscal 2011.

The following table reconciles our results for fiscal 2012 to adjusted results that exclude the sale of assets related to rights and obligations to resell a third-party expense management platform. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by us and improves our ability to understand our operating performance. Since adjusted earnings from continuing operations and adjusted diluted EPS from continuing operations are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, or as a substitute for, earnings from continuing operations, and diluted EPS from continuing operations and they may not be comparable to similarly titled measures employed by other companies.

Although we have presented our results for fiscal 2012 adjusted to exclude the gain on the sale of assets discussed above, we do not expect this sale of assets to have a material impact on the results of our future operations.

	Year ended June 30, 2012
	(Dollars in millions, except per share amounts)
				Diluted EPS
	Earnings from		Net earnings from	from
	continuing operations	Provision for	continuing	continuing
	before income taxes	income taxes	operations	operations
As Reported	$2,122.1	$733.6	$1,388.5	$2.82

Less Adjustment:
Gain on sale of assets	66.0	24.8	41.2	0.08

As Adjusted	$2,056.1	$708.8	$1,347.3	$2.74

Net earnings from continuing operations, as adjusted, increased $93.1 million, or 7% to $1,347.3 million, for fiscal 2012, from $1,254.2 million, as reported, for fiscal 2011, and the related diluted earnings per share from continuing operations, as adjusted, increased 9%, to $2.74 for fiscal 2012. The increase in diluted earnings per share, as adjusted, for fiscal 2012 reflects the impact of fewer shares outstanding due to the repurchase of approximately 14.6 million shares during fiscal 2012 and the repurchase of 14.2 million shares in fiscal 2011.

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

Total Revenues
Our total revenues increased 11% to $9,879.5 million in fiscal 2011, from $8,927.7 million in fiscal 2010, due to an increase in revenues in Employer Services of 8%, or $507.8 million, to $7,042.9 million, PEO Services of 17%, or $227.1 million, to $1,543.9 million, and Dealer Services of 23%, or $287.9 million, to $1,536.0 million. Total revenue would have increased approximately 6% without the impact of acquisitions. There was no impact to total revenue growth rates as a result of changes in foreign currency exchange rates.

Total revenues for fiscal 2011 include interest on funds held for clients of $540.1 million, as compared to $542.8 million in fiscal 2010. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 3.2% during fiscal 2011 as compared to 3.6% for fiscal 2010, partially offset by an increase in our average client funds balance of 11%, to $16.9 billion in fiscal 2011.

Total Expenses
Our total expenses in fiscal 2011 increased $897.7 million, to $8,063.4 million, from $7,165.7 million in fiscal 2010. The increase in our consolidated expenses was due to an increase in operating expenses of $623.7 million, an increase in selling, general and administrative expenses of $195.9 million and an increase in systems development and programming costs of $63.3 million.

Our total costs of revenues increased 14%, to $5,731.5 million in fiscal 2011, as compared to fiscal 2010 due to an increase in operating expenses of $623.7 million and an increase in systems development and programming costs of $63.3 million.

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

Systems development and programming costs increased $63.3 million, or 12%, in fiscal 2011 as compared to fiscal 2010, due to expenses of acquired businesses of $42.2 million and higher development expenses.

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

Other income, net, increased $15.4 million in fiscal 2011 as compared to fiscal 2010. This increase was mainly due to an increase in realized gains on available-for-sale securities of $23.0 million, and a decrease in realized losses on available-for-sale securities of $9.8 million, which together increased other income, net, $32.8 million. Such amounts were offset in fiscal 2011 by an $11.7 million impairment loss on assets held for sale and a $10.0 million decrease in interest income on corporate funds resulting from flat average interest rates at 2.6%, as compared to the prior year, coupled with declining average daily corporate funds, which decreased from $3.8 billion in fiscal 2010 to $3.5 billion in fiscal 2011.

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

Provision for Income Taxes
The effective tax rates in fiscal 2011 and 2010 were 35.1% and 35.2%, respectively. The reduction in the effective tax rate for fiscal 2011 is due to the resolution of certain tax matters in fiscal 2010 that resulted in a decrease to the effective tax rate of 0.7 percentage points for that period, offset by a decrease in federal and state income tax expense and a favorable mix of earnings in foreign jurisdictions in fiscal 2011.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations
Net earnings from continuing operations increased $46.9 million to $1,254.2 million in fiscal 2011, from $1,207.3 million in fiscal 2010, and diluted earnings per share from continuing operations increased 5%, to $2.52. The increase in net earnings in fiscal 2011 reflects the increase in earnings before income taxes and the impact of the tax matters discussed above. The increase in diluted earnings per share in fiscal 2011 reflects the increase in earnings and the impact of the tax matters discussed above coupled with the effects of fewer shares outstanding.

The following table reconciles our results for fiscal 2011 and fiscal 2010 to adjusted results that exclude the impact of certain favorable tax items. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by us and improves our ability to understand our operating performance. Since adjusted earnings from continuing operations and adjusted diluted EPS from continuing operations are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, or as a substitute for, earnings from continuing operations and diluted EPS from continuing operations, and they may not be comparable to similarly titled measures employed by other companies.

	Year ended June 30, 2011
	(Dollars in millions, except per share amounts)
				Diluted EPS
	Earnings from		Net earnings from	from
	continuing operations	Provision for	continuing	continuing
	before income taxes	income taxes	operations	operations
As Reported	$1,932.7	$678.5	$1,254.2	$2.52

Less Adjustment:
Favorable tax items	-	-	-	-

As Adjusted	$1,932.7	$678.5	$1,254.2	$2.52

	Year ended June 30, 2010
	(Dollars in millions, except per share amounts)
				Diluted EPS
	Earnings from		Net earnings from	from
	continuing operations	Provision for	continuing	continuing
	before income taxes	income taxes	operations	operations
As Reported	$1,863.2	$655.9	$1,207.3	$2.40

Less Adjustment:
Favorable tax items	-	12.2	12.2	0.02

As Adjusted	$1,863.2	$668.1	$1,195.1	$2.37

Net earnings from continuing operations, as adjusted, increased $59.1 million to $1,254.2 million for fiscal 2011, from $1,195.1 million for fiscal 2010, and the related diluted earnings per share from continuing operations, as adjusted, increased $0.15 to $2.52. The increase in diluted earnings per share, as adjusted, for the fiscal 2011 reflects the impact of fewer shares outstanding due to the repurchase of approximately 14.2 million shares during fiscal 2011 and the repurchase of 18.2 million shares in fiscal 2010.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2012	2011	2010	2012	2011	2012	2011
Employer Services	$7,567.7	$7,042.9	$6,535.1	$524.8	$507.8	7%	8%
PEO Services	1,771.4	1,543.9	1,316.8	227.5	227.1	15%	17%
Dealer Services	1,683.7	1,536.0	1,248.1	147.7	287.9	10%	23%
Other	5.5	12.8	18.5	(7.3)	(5.7)
Reconciling items:
Foreign exchange	(55.9)	(43.2)	(54.1)
Client funds interest	(307.2)	(212.9)	(136.7)

Total revenues	$10,665.2	$9,879.5	$8,927.7	$785.7	$951.8	8%	11%

Earnings from Continuing Operations before Income Taxes

(Dollars in millions)
	Years ended June 30,			$ Change		% Change
	2012	2011	2010	2012	2011	2012	2011
Employer Services	$1,972.3	$1,856.5	$1,741.4	$115.8	$115.1	6%	7%
PEO Services	170.2	137.3	127.2	32.9	10.1	24%	8%
Dealer Services	277.1	233.3	204.1	43.8	29.2	19%	14%
Other	(117.6)	(191.9)	(173.9)	74.3	(18.0)
Reconciling items:
Foreign exchange	2.7	(6.5)	(8.9)
Client funds interest	(307.2)	(212.9)	(136.7)
Cost of capital charge	124.6	116.9	110.0

Total earnings from continuing
operations before income taxes	$2,122.1	$1,932.7	$1,863.2	$189.4	$69.5	10%	4%

The fiscal 2011 and 2010 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2012 budgeted foreign exchange rates. This adjustment is made for management purposes so that the reportable segments’ revenues are presented on a consistent basis without the impact of changes in foreign currency exchange rates. This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and is eliminated in consolidation.

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

Employer Services

Fiscal 2012 Compared to Fiscal 2011

Revenues
Employer Services' revenues increased $524.8 million, or 7%, to $7,567.7 million in fiscal 2012 as compared to fiscal 2011. Revenues for our Employer Services business would have increased approximately 6% without the impact of acquisitions and revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform. Revenues increased due to new business started during the year from new business sales growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for fiscal 2012 decreased slightly as compared to our rate for fiscal 2011. Pays per control, which represents the number of employees on our clients’ payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 3.0% for fiscal 2012.

Earnings from Continuing Operations before Income Taxes
Employer Services’ earnings from continuing operations before income taxes increased $115.8 million, or 6%, to $1,972.3 million in fiscal 2012 as compared to fiscal 2011. The increase was due to the increase in revenues of $524.8 million discussed above, which was partially offset by an increase in expenses of $409.0 million. In addition to an increase in expenses related to increased revenues, expenses increased for fiscal 2012 due to increases in sales headcount and labor-related costs over the same period prior year levels coupled with the effects of acquisitions. Overall margin decreased approximately 30 basis points from 26.4% to 26.1% for fiscal 2012 as compared to fiscal 2011, with approximately 80 basis points of margin decline attributable to acquisitions.

Fiscal 2011 Compared to Fiscal 2010

Revenues
Employer Services' revenues increased $507.8 million, or 8%, to $7,042.9 million in fiscal 2011 as compared to fiscal 2010. Revenues for our Employer Services business would have increased approximately 6% without the impact of acquisitions. Revenues increased due to new business started during the year from new business sales growth, an increase in the number of employees on our clients’ payrolls, and higher average client funds balances. Our worldwide client revenue retention rate increased 120 basis points in fiscal 2011 to 91.1% as compared to our rate for fiscal 2010 and our pays per control increased 2.4% in fiscal 2011 as compared to our rate for fiscal 2010.

Earnings from Continuing Operations before Income Taxes
Employer Services’ earnings from continuing operations before income taxes increased $115.1 million to $1,856.5 million in fiscal 2011 as compared to fiscal 2010. The increase was due to the increase in revenues of $507.8 million discussed above, which was partially offset by an increase in expenses of $392.7 million. In addition to an increase in expenses related to increased revenues, expenses increased in fiscal 2011 due to increases in sales and service headcount over fiscal 2010 levels coupled with the effects of acquisitions. Overall margin decreased approximately 20 basis points from 26.6% to 26.4% in fiscal 2011 as compared to fiscal 2010, with approximately 110 basis points of margin decline attributable to acquisitions.

PEO Services

Fiscal 2012 Compared to Fiscal 2011

Revenues
PEO Services' revenues increased $227.5 million, or 15%, to $1,771.4 million in fiscal 2012, as compared to fiscal 2011. Such revenues include pass-through costs of $1,363.6 million for fiscal 2012 and $1,182.2 million for fiscal 2011 associated with benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes
PEO Services’ earnings from continuing operations before income taxes increased $32.9 million, or 24%, to $170.2 million for fiscal 2012, as compared to fiscal 2011 due to growth in earnings related to the increase in the average number of worksite employees. Overall margin increased approximately 70 basis points to 9.6% for fiscal 2012 from 8.9% for fiscal 2011 resulting from a higher average number of worksite employees.

Fiscal 2011 Compared to Fiscal 2010

Revenues
PEO Services' revenues increased $227.1 million, or 17%, to $1,543.9 million in fiscal 2011, as compared to fiscal 2010. Such revenues include pass-through costs of $1,182.2 million for fiscal 2011 and $988.5 million for fiscal 2010 associated with benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes
PEO Services’ earnings from continuing operations before income taxes increased $10.1 million, or 8%, to $137.3 million in fiscal 2011 as compared to fiscal 2010 due to growth in earnings related to the increase in the number of average worksite employees. The increase was partially offset by the settlement of a state unemployment tax matter, which increased earnings before income taxes $9.2 million in fiscal 2010. Overall margin decreased to 8.9% in fiscal 2011 from 9.7% in fiscal 2010 due to a 70 basis point decline pertaining to the settlement of a fiscal 2010 state unemployment tax matter.

Dealer Services

Fiscal 2012 Compared to Fiscal 2011

Revenues
Dealer Services' revenues increased $147.7 million, or 10%, to $1,683.7 million for fiscal 2012 as compared to fiscal 2011. Revenues for our Dealer Services business would have increased approximately 6% for fiscal 2012 without the impact of acquisitions. Revenues without acquisitions increased $90.9 million due to new clients, improved client retention, and growth in our key products during fiscal 2012, as compared to fiscal 2011. The growth in our key products included increased users of our dealership front office solutions (including our customer relationship management ("CRM") applications and services), growth in our "Drive" dealer management system ("DMS") solution and hosted IP telephony services, and an increase in credit report and vehicle registration transaction revenues and increased activity in our digital marketing solutions and data services businesses.

Earnings from Continuing Operations before Income Taxes
Dealer Services' earnings from continuing operations before income taxes increased $43.8 million, or 19%, to $277.1 million fiscal 2012, as compared to the fiscal 2011. The increase was due to the increase in revenues of $147.7 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products. Overall margin increased approximately 130 basis points from 15.2% to 16.5% for fiscal 2012, as compared to fiscal 2011 which includes approximately 20 basis points of margin decrease related to acquisitions. In addition, overall margin increased approximately 50 basis points due to acquisition-related costs incurred during fiscal 2011 related to our acquisition of Cobalt in the prior year.

Fiscal 2011 Compared to Fiscal 2010

Revenues
Dealer Services' revenues increased $287.9 million, or 23%, to $1,536.0 million in fiscal 2011. Revenues for our Dealer Services business would have increased approximately 3% for fiscal 2011 without the impact of acquisitions, which increased revenues $250.7 million. Revenues increased $37.8 million due to new clients, improved client retention, and growth in our key products. The growth in our key products was driven by increased users of application service provider (ASP) managed services, CRM solutions and growth in hosted IP telephony as well as an increase in transaction revenues due to higher credit report checks and vehicle registrations.

Earnings from Continuing Operations before Income Taxes
Dealer Services' earnings from continuing operations before income taxes increased $29.2 million, or 14%, to $233.3 million in fiscal 2011. The increase was due to the increase in revenues of $287.9 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products. Earnings from continuing operations before income taxes also increased due to an asset impairment charge of $6.8 million recorded in fiscal 2010 resulting from the announcement by GM that it would shut down its Saturn division. Overall margin decreased from 16.4% to 15.2% in fiscal 2011 as compared to fiscal 2010, which includes approximately 240 basis points of margin decline related to acquisitions, partially offset by the prior year effects of the Saturn impairment charge.

Other
The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

Stock-based compensation expense was $78.7 million, $76.3 million, and $67.6 million in fiscal 2012, 2011, and 2010, respectively.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees up to a $1 million per occurrence retention. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence retention and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services’ worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.

Our net (gains) and losses on the sale of available-for-sale securities, including impairment losses, were $(18.6) million, $(34.4) million and $12.8 million in each of fiscal 2012, 2011, and 2010, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, cash and marketable securities were $1,665.4 million, stockholders’ equity was $6,114.0 million, and the ratio of long-term debt-to-equity was 0.3%. Working capital before funds held for clients and client funds obligations was $1,233.3 million, as compared to $1,252.2 million at June 30, 2011. The change in working capital compared to the prior fiscal year 2011 resulted from an increase in accrued expenses and other current liabilities, an increase in accrued payroll and payroll related expenses, and an increase in income taxes payable, partially offset by an increase in cash and cash equivalents.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during fiscal 2012, and we held approximately $1.7 billion of cash and marketable securities at June 30, 2012. We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations. Of the cash and cash equivalents and marketable securities held at June 30, 2012, approximately $0.5 billion was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations.

Net cash flows provided by operating activities were $1,910.2 million for fiscal 2012, as compared to $1,705.8 million for fiscal 2011. The increase in net cash flows provided by operating activities was due to higher net earnings, lower pension plan contributions of $66.5 million and a favorable change in the net components of working capital, partially offset by a variance in the timing of tax-related net cash payments of $162.7 million.

Net cash flows provided by investing activities were $3,243.6 million for fiscal 2012, as compared to net cash flows used in investing activities of $7,340.6 million fiscal 2011. The net increase in cash provided by investing activities was due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $9,692.1 million, a decrease of $510.3 million related to cash used for business acquisitions, and an increase of $58.5 million in cash receipts related to the sale of property, plant and equipment and other assets.

Net cash flows used in financing activities were $4,953.9 million for fiscal 2012 as compared to net cash flows provided by financing activities of $5,339.2 million for fiscal 2011. The increase in cash used was due to the net change in client funds obligations of $10,017.5 million as a result of the timing of cash received and payments made related to client funds and lower proceeds received from our stock purchase plan and the exercises of stock options. We purchased approximately 14.6 million shares of our common stock at an average price per share of $51.26 during fiscal 2012 compared to purchases of 14.2 million shares at an average price per share of $51.52 fiscal 2011. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For fiscal 2012 and fiscal 2011, the Company’s average borrowings were $2.3 billion and $1.6 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper approximated two days in both fiscal 2012 and fiscal 2011. We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2012 and June 30, 2011 we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. We have $3.0 billion available to us on a committed basis under these reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.0 billion available to us under the committed reverse repurchase agreements. In fiscal 2012 and 2011, we had average outstanding balances under reverse repurchase agreements of $297.7 million and $505.2 million, respectively, at weighted average interest rates of 0.6% and 0.4%, respectively. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2012 and 2011 we had no outstanding obligations under reverse repurchase agreements.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2013. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have a $1.5 billion five-year credit facility that matures in June 2017 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2012 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.75 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. Furthermore, we do not hold direct investments in sovereign debt issued by Greece, Ireland, Italy, Portugal, or Spain. We own AAA rated senior tranches of fixed rate credit card, rate reduction and auto loan receivables, secured predominately by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association ("Fannie Mae"), and Federal Home Loan Mortgage Corporation ("Freddie Mac"). We do not own subordinated debt, preferred stock or common stock of any of these agencies. We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations in fiscal 2012 were $146.2 million, as compared to $184.8 million in fiscal 2011 and $90.2 million in fiscal 2010. The capital expenditures in fiscal 2012 related to our data center and other facility improvements were made to support our operations. We expect capital expenditures in fiscal 2013 to be between $160 million and $180 million.

The following table provides a summary of our contractual obligations as of June 30, 2012:

(In millions)
	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Unknown	Total
Debt Obligations (1)	$17.5	$4.6	$5.1	$7.8	$-	$35.0

Operating Lease and Software
License Obligations (2)	$173.7	$217.9	$70.4	$26.6	$-	$488.6

Purchase Obligations (3)	$350.5	$264.0	$183.4	$-	$-	$797.9

Obligations related to Unrecognized	$7.0	$-	$-	$-	$77.7	$84.7
Tax Benefits (4)

Other long-term liabilities reflected
on our Consolidated Balance Sheets:

Compensation and Benefits (5)	$78.7	$153.1	$94.1	$216.2	$33.6	$575.7

Acquisition-related obligations (6)	$14.8	$13.5	$-	$-	$-	$28.3
Total	$642.2	$653.1	$353.0	$250.6	$111.3	$2,010.2

(1)	These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. The estimated interest payments due by corresponding period above are $0.8 million, $1.5 million, $1.3 million, and $0.3 million, respectively, which have been excluded.

(2)	Included in these amounts are various facilities and equipment leases and software license agreements. We enter into operating leases in the normal course of business relating to facilities and equipment, as well as the licensing of software. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.

(3)	Purchase obligations primarily relate to purchase and maintenance agreements on our software, equipment and other assets.

(4)	We made the determination that net cash payments expected to be paid within the next 12 months, related to unrecognized tax benefits of $84.7 million at June 30, 2012, are expected to be up to $7 million. We are unable to make reasonably reliable estimates as to the period beyond the next 12 months in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)	Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.

(6)	Acquisition-related obligations relate to contingent consideration for business acquisitions for which the amount of contingent consideration was determinable at the date of acquisition and therefore included on the Consolidated Balance Sheets as a liability.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2012, the obligations relating to these matters, which are expected to be paid in fiscal 2013, total $20,856.2 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $21,539.1 million of cash and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2012.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement protection for PEO Services worksite employees up to a $1 million per occurrence retention. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a select wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence retention and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO business. Premiums are charged to the PEO to cover the PEO Services worksite employee expected claim expenses. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity, Inc. At June 30, 2012, ADP Indemnity’s total assets were $320.9 million to satisfy the actuarially estimated cost of workers’ compensation claims of $239.1 million for the policy years since July 1, 2003. In fiscal 2012 and 2011, ADP Indemnity paid claims of $64.1 million and $63.3 million, respectively. Should AIG and its wholly-owned insurance company be unable to satisfy their contractual obligations, ADP would become responsible for satisfying the worksite employee workers’ compensation obligations.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income. Client funds assets are invested in highly liquid, investment-grade marketable securities with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents. At June 30, 2012, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Federal Farm Credit Banks, Fannie Mae and Freddie Mac.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6.75 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 (P1) by Moody’s, the highest possible credit rating), our ability to execute reverse repurchase transactions ($3.0 billion of which is available on a committed basis) and available borrowings under our $6.75 billion committed revolving credit facilities. However, the reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating at time of purchase for corporate and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A. The maximum maturity at time of purchase for BBB rated securities is 5 years, for single A rated securities is 7 years, and for AA rated and AAA rated securities is 10 years. Commercial paper and time deposits must be rated A1/P1.

Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2012	2011	2010
Average investment balances at cost:
Corporate investments	$4,024.6	$3,467.6	$3,839.2
Funds held for clients	17,898.2	16,865.4	15,194.5
Total	$21,922.8	$20,333.0	$19,033.7

Average interest rates earned exclusive of
realized gains/(losses) on:
Corporate investments	2.1%	2.6%	2.6%
Funds held for clients	2.8%	3.2%	3.6%
Total	2.6%	3.1%	3.4%

Realized gains on available-for-sale securities	$32.1	$38.0	$15.0
Realized losses on available-for-sale securities	(7.7)	(3.6)	(13.4)
Net realized gains on available-for-sale securities	$24.4	$34.4	$1.6

Impairment losses on available-for-sale securities	$(5.8)	$-	$(14.4)

As of June 30:
Net unrealized pre-tax gains on available-for-sale securities	$710.5	$570.9	$710.9

Total available-for-sale securities at fair value	$18,093.4	$16,927.5	$15,517.0

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased 50 basis points, from 3.1% for fiscal 2011 to 2.6% for fiscal 2012. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $10 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2013. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2013.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. At June 30, 2012, approximately 84% of our available-for-sale securities held an AAA or AA rating. In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities (and securities carrying their guarantee).

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

There were no derivative financial instruments outstanding at June 30, 2012, 2011, or 2010.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2012, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The adoption of ASU 2011-03 did not have an impact on our consolidated results of operations, financial condition, or cash flows.

In January 2012, we adopted ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 requires expansion of the disclosures required for Level 3 measurements of fair value and provides updates to the existing measurement guidance. The adoption of ASU 2011-04 did not have an impact on our consolidated results of operations, financial condition, or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that the fair value of a reporting unit is less than its carrying value based upon the qualitative assessment, it is necessary to perform the currently prescribed two-step goodwill impairment test. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 will not have an impact on our consolidated results of operations, financial condition, or cash flows.

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

Goodwill. We account for goodwill and other intangible assets with indefinite useful lives in accordance with ASC 350-10, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. We perform this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. We determine the fair value of our reporting units using an equal weighted blended approach, which combines the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. We had $3,155.3 million of goodwill as of June 30, 2012. Based on the fair value analysis completed in the fourth quarter of 2012, management concluded that fair value exceeded carrying value for all reporting units. In completing the annual impairment test for fiscal 2012, we evaluated the reasonableness of differences noted between the fair value and carrying value of each reporting unit. Given the significance of our goodwill, an adverse change to the fair value of goodwill and intangible assets could result in an impairment charge which could be material to our consolidated earnings if we are unable to generate the anticipated revenue growth, synergies and/or cost savings associated with our acquisitions.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity’s tax benefits being sustained must be “more likely than not” assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements. As of June 30, 2012 and 2011, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $84.7 million and $105.7 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $10 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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
Roseland, New Jersey

We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 20, 2012

Statements of Consolidated Earnings
(In millions, except per share amounts)
Years ended June 30,	2012	2011	2010
REVENUES:
Revenues, other than interest on funds
held for clients and PEO revenues	$8,411.7	$7,805.5	$7,077.7
Interest on funds held for clients	493.3	540.1	542.8
PEO revenues (A)	1,760.2	1,533.9	1,307.2
TOTAL REVENUES	10,665.2	9,879.5	8,927.7

EXPENSES:
Costs of revenues
Operating expenses	5,380.1	4,900.9	4,277.2
Systems development and programming costs	599.9	577.2	513.9
Depreciation and amortization	260.0	253.4	238.6
TOTAL COSTS OF REVENUES	6,240.0	5,731.5	5,029.7

Selling, general and administrative expenses	2,466.2	2,323.3	2,127.4
Interest expense	7.7	8.6	8.6
TOTAL EXPENSES	8,713.9	8,063.4	7,165.7

Other income, net	(170.8)	(116.6)	(101.2)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	2,122.1	1,932.7	1,863.2

Provision for income taxes	733.6	678.5	655.9

NET EARNINGS FROM CONTINUING OPERATIONS	1,388.5	1,254.2	1,207.3

Earnings from discontinued operations, net of provision
for income taxes of $7.0 for the fiscal year ended June 30, 2010	-	-	4.1

NET EARNINGS	$1,388.5	$1,254.2	$1,211.4

Basic earnings per share from continuing operations	$2.85	$2.54	$2.41
Basic earnings per share from discontinued operations	-	-	0.01
BASIC EARNINGS PER SHARE	$2.85	$2.54	$2.42

Diluted earnings per share from continuing operations	$2.82	$2.52	$2.40
Diluted earnings per share from discontinued operations	-	-	0.01
DILUTED EARNINGS PER SHARE	$2.82	$2.52	$2.40

Basic weighted average shares outstanding	487.3	493.5	500.5
Diluted weighted average shares outstanding	492.2	498.3	503.7

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $17,792.2, $15,765.3, and $13,318.7, respectively.

See notes to consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,548.1	$1,389.4
Short-term marketable securities	30.4	36.3
Accounts receivable, net	1,399.3	1,364.8
Other current assets	632.0	648.3
Assets held for sale	6.7	9.1
Total current assets before funds held for clients	3,616.5	3,447.9
Funds held for clients	21,539.1	25,135.6
Total current assets	25,155.6	28,583.5
Long-term marketable securities	86.9	98.0
Long-term receivables, net	129.8	128.7
Property, plant and equipment, net	706.3	716.2
Other assets	870.4	922.6
Goodwill	3,155.3	3,073.6
Intangible assets, net	711.2	715.7
Total assets	$30,815.5	$34,238.3

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$167.7	$153.3
Accrued expenses and other current liabilities	1,054.4	930.4
Accrued payroll and payroll related expenses	599.3	558.3
Dividends payable	188.4	174.2
Short-term deferred revenues	334.1	350.9
Income taxes payable	39.3	28.6
Total current liabilities before client funds obligations	2,383.2	2,195.7
Client funds obligations	20,856.2	24,591.1
Total current liabilities	23,239.4	26,786.8
Long-term debt	16.8	34.2
Other liabilities	585.9	556.2
Deferred income taxes	391.3	373.5
Long-term deferred revenues	468.1	477.2
Total liabilities	24,701.5	28,227.9

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	-	-
Common stock, $0.10 par value: Authorized, 1,000.0 shares;
issued, 638.7 shares at June 30, 2012 and 2011;
outstanding, 484.2 and 490.8 shares at June 30, 2012 and 2011, respectively	63.9	63.9
Capital in excess of par value	486.4	489.5
Retained earnings	12,438.3	11,803.9
Treasury stock - at cost: 154.5 and 147.9 shares at June 30, 2012 and 2011, respectively	(7,104.8)	(6,714.0)
Accumulated other comprehensive income	230.2	367.1
Total stockholders' equity	6,114.0	6,010.4
Total liabilities and stockholders' equity	$30,815.5	$34,238.3

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In millions, except per share amounts)

							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Earnings	Stock	Income	Income (Loss)
Balance at June 30, 2009	638.7	$63.9	$520.0	$10,716.6	$(6,133 .9)		$156 .0
Net earnings	-	-	-	1,211.4	-	$1,211.4	-
Foreign currency translation adjustments						(76.1)	(76 .1)
Unrealized net gain on securities, net of tax						175.4	175.4
Pension liability adjustment, net of tax						(45.8)	(45.8)
Comprehensive income						$1,264 .9

Stock-based compensation expense	-	-	67.6	-	-		-
Issuances relating to stock compensation plans	-	-	(85.4)	-	360.7		-
Tax benefits from stock compensation plans	-	-	(9.2)	-	-		-
Treasury stock acquired (18.2 shares)	-	-	-	-	(766 .3)		-
Dividends ($1.35 per share)	-	-	-	(676.0)	-		-

Balance at June 30, 2010	638.7	$63.9	$493.0	$11,252.0	$(6,539.5)		$209.5
Net earnings	-	-	-	1,254 .2	-	$1,254 .2	-
Foreign currency translation adjustments						166.7	166.7
Unrealized net gain on securities, net of tax						(88 .0)	(88 .0)
Pension liability adjustment, net of tax						78 .9	78 .9
Comprehensive income						$1,411.8

Stock-based compensation expense	-	-	76.3	-	-		-
Issuances relating to stock compensation plans	-	-	(78.0)	-	558 .3		-
Tax benefits from stock compensation plans	-	-	(1.8)	-	-		-
Treasury stock acquired (14.2 shares)	-	-	-	-	(732.8)		-
Dividends ($1.42 per share)	-	-	-	(702.3)	-		-

Balance at June 30, 2011	638.7	$63.9	$489 .5	$11,803.9	$(6,714.0)		$367.1
Net earnings	-	-	-	1,388.5	-	$1,388.5	-
Foreign currency translation adjustments						(141.1)	(141.1)
Unrealized net gain on securities, net of tax						91.5	91.5
Pension liability adjustment, net of tax						(87.3)	(87.3)
Comprehensive income						$1,251.6

Stock-based compensation expense	-	-	78.7	-	-		-
Issuances relating to stock compensation plans	-	-	(106.0)	-	356.5		-
Tax benefits from stock compensation plans	-	-	24.2	-	-		-
Treasury stock acquired (14.6 shares)	-	-	-	-	(747.3)		-
Dividends ($1.55 per share)	-	-	-	(754.1)	-		-

Balance at June 30, 2012	638.7	$63.9	$486.4	$12,438.3	$(7,104.8)		$230.2

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)
Years ended June 30,	2012	2011	2010
Cash Flows From Operating Activities
Net earnings	$1,388.5	$1,254.2	$1,211.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	323.3	318.2	309.2
Deferred income taxes	38.1	107.6	96.1
Stock-based compensation expense	78.7	76.3	67.6
Excess tax benefit related to exercises of stock options	(5.7)	(1.0)	(0.2)
Net pension expense	36.7	40.7	34.7
Net realized gain from the sales of marketable securities	(24.4)	(34.4)	(1.6)
Net amortization of premiums and accretion of discounts on available-for-sale securities	60.0	53.6	57.3
Impairment losses on available-for-sale securities	5.8	-	14.4
Impairment losses on assets held for sale	2.2	11.7	-
Gain on sale of assets	(66.0)	-	-
(Gain) loss on sales of buildings	-	(1.8)	2.3
Gain on sale of discontinued businesses, net of tax	-	-	(0.5)
Other	21.4	35.1	8.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(40.1)	(138.3)	(108.8)
(Increase) decrease in other assets	(71.6)	(81.3)	30.0
Increase (decrease) in accounts payable	11.2	(24.6)	34.7
Increase (decrease) in accrued expenses and other liabilities	152.1	89.8	(73.3)
Net cash flows provided by operating activities	1,910.2	1,705.8	1,682.1
Cash Flows From Investing Activities
Purchases of corporate and client funds marketable securities	(5,113.5)	(4,770.9)	(3,846.7)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,962.2	3,305.1	3,406.9
Net decrease (increase) in restricted cash and cash equivalents and other restricted assets
held to satisfy client funds obligations	4,855.0	(4,837.1)	(1,639.4)
Capital expenditures	(140.1)	(181.9)	(102.9)
Additions to intangibles	(109.5)	(95.8)	(123.8)
Acquisitions of businesses, net of cash acquired	(265.7)	(776.0)	(100.0)
Proceeds from the sale of property, plant and equipment and other assets	71.6	13.1	3.1
Other	(16.4)	2.9	1.7
Proceeds from the sale of businesses included in discontinued operations	-	-	21.6
Net cash flows provided by (used in) investing activities	3,243.6	(7,340.6)	(2,379.5)
Cash Flows From Financing Activities
Net (decrease) increase in client funds obligations	(3,726.6)	6,290.9	2,020.4
Payments of debt	(2.0)	(5.7)	(2.9)
Net repayment of commercial paper borrowing	-	-	(730.0)
Repurchases of common stock	(741.3)	(732.8)	(766.4)
Proceeds from stock purchase plan and exercises of stock options	250.0	478.2	241.1
Excess tax benefit related to exercises of stock options	5.7	1.0	0.2
Dividends paid	(739.7)	(692.4)	(673.4)
Net cash flows (used in) provided by financing activities	(4,953.9)	5,339.2	89.0
Effect of exchange rate changes on cash and cash equivalents	(41.2)	41.7	(13.6)
Net change in cash and cash equivalents	158.7	(253.9)	(622.0)
Cash and cash equivalents of continuing operations, beginning of year	1,389.4	1,643.3	2,265.3
Cash and cash equivalents of discontinued operations, beginning of year	-	-	-
Cash and cash equivalents, end of year	1,548.1	1,389.4	1,643.3
Less cash and cash equivalents of discontinued operations, end of year	-	-	-
Cash and cash equivalents of continuing operations, end of year	$1,548.1	$1,389.4	$1,643.3

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

The Company assesses the collectability of revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

F. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to auto, truck, motorcycle, marine, recreational vehicle and heavy equipment retailers and manufacturers. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return over the term of each contract.

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

H. Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually at the reporting unit level. The Company performs this impairment test by first comparing the fair value of our reporting units to their carrying amount. If an indicator of impairment exists based upon comparing the fair value of our reporting units to their carrying amount, the Company would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. The Company determines the estimated fair value of its reporting units using an equal weighted blended approach, which combines the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business.

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

There were no derivative financial instruments outstanding at June 30, 2012 or June 30, 2011.

L. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

		Effect of	Effect of
		Employee	Employee
		Stock Option	Restricted Stock
Years ended June 30,	Basic	Shares	Shares	Diluted
2012
Net earnings from continuing operations	$1,388.5			$1,388.5
Weighted average shares (in millions)	487.3	3.8	1.1	492.2
EPS from continuing operations	$2.85			$2.82

2011
Net earnings from continuing operations	$1,254.2			$1,254.2
Weighted average shares (in millions)	493.5	3.8	1.0	498.3
EPS from continuing operations	$2.54			$2.52

2010
Net earnings from continuing operations	$1,207.3			$1,207.3
Weighted average shares (in millions)	500.5	2.2	1.0	503.7
EPS from continuing operations	$2.41			$2.40

Options to purchase 0.9 million, 0.9 million, and 14.0 million shares of common stock for the year ended June 30, 2012, (“fiscal 2012”), the year ended June 30, 2011, (“fiscal 2011”), and the year ended June 30, 2010 (“fiscal 2010”), respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective fiscal year.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity’s tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2012 and 2011, the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $84.7 million, and $105.7 million respectively.

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

Q. Workers’ Compensation Costs. The Company employs a third party actuary to assist in determining the estimated claim liability related to workers’ compensation and employer’s liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee’s job responsibilities, their location, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. The Company has secured specific per occurrence insurance that caps the exposure for each claim at $1 million per occurrence, and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in each policy year.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 amends the guidance in Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that the fair value of a reporting unit is less than its carrying value based upon the qualitative assessment, it is necessary to perform the currently prescribed two-step goodwill impairment test. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

NOTE 2. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2012	2011	2010
Interest income on corporate funds	$(85.2)	$(88.8)	$(98.8)
Realized gains on available-for-sale securities	(32.1)	(38.0)	(15.0)
Realized losses on available-for-sale securities	7.7	3.6	13.4
Realized gains on investment in Reserve Fund	-	(0.9)	(15.2)
Impairment losses on available-for-sale securities	5.8	-	14.4
Impairment losses on assets held for sale	2.2	11.7	-
Gain on sale of assets	(66.0)	-	-
Net (gains) losses on sales of buildings	-	(1.8)	2.3
Other, net	(3.2)	(2.4)	(2.3)

Other income, net	$(170.8)	$(116.6)	$(101.2)

Proceeds from sales and maturities of available-for-sale securities were $3,962.2 million, $3,305.1 million, and $3,406.9 million for fiscal 2012, 2011, and 2010, respectively.

During fiscal 2012, the Company sold assets related to rights and obligations to resell a third party expense management platform and, as a result, recorded a gain of $66.0 million in other income, net, on the Statements of Consolidated Earnings.

During fiscal 2011 and 2010, the Company received distributions from the Reserve Fund in excess of what was previously recorded in short-term marketable securities and, as such, recorded gains of $0.9 million and $15.2 million, respectively, to other income, net on the Statements of Consolidated Earnings.

In fiscal 2012 and 2010, the Company concluded it had the intent to sell certain securities for which unrealized losses of $5.8 million and $14.4 million, respectively, were previously recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. As such, the Company recorded an impairment charge of $5.8 million and $14.4 million in other income, net on the Statements of Consolidated Earnings during fiscal 2012 and 2010. As of June 30, 2012, all such securities had been sold.

In fiscal 2012, the Company completed the sale of two buildings for their combined carrying value of $6.9 million, net of selling costs. The Company had previously classified these assets as assets held for sale on the Consolidated Balance Sheets and recognized impairment losses within other income, net on the Statements of Consolidated Earnings of $2.2 million and $11.7 million in fiscal 2012 and 2011, respectively. During fiscal years 2011 and 2010, the Company sold buildings that were previously classified as assets held for sale on the Consolidated Balance Sheets and, as a result, recorded net gains/(losses) of $1.8 million and ($2.3) million, respectively, in other income, net on the Statements of Consolidated Earnings.

The Company had an outsourcing agreement with Broadridge Financial Solutions, Inc. (“Broadridge”) pursuant to which the Company provided data center outsourcing services, which principally consisted of information technology services and service delivery network services. As a result of this agreement, the Company recognized income of $112.0 million, $113.0 million and $104.8 million in fiscal 2012, 2011, and 2010, respectively, which was offset by expenses associated with providing such services of $109.8 million, $110.8 million and $102.6 million, respectively, both of which were recorded in other income, net on the Statements of Consolidated Earnings. The Company had a receivable on the Consolidated Balance Sheets from Broadridge for the services under this agreement of $7.6 million and $9.5 million on June 30, 2012 and 2011, respectively. In fiscal 2010, Broadridge notified the Company that it would not extend the outsourcing agreement beyond its current expiration date of June 30, 2012. The expiration of the outsourcing agreement did not have a material impact on the Company’s results of operations.

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

The Company acquired seven businesses in fiscal 2012 for an aggregate purchase price of approximately $301.0 million, net of cash acquired. In addition to the cash consideration related to acquisitions closed during fiscal 2012, the Company accrued certain liabilities, which represent the estimated fair value of contingent consideration (“earn-out”) expected to be payable in the event that certain specific performance metrics are achieved over the earn-out period. At June 30, 2012, the Company had not yet finalized the purchase price allocation for these seven acquisitions. These acquisitions resulted in approximately $182.4 million of goodwill. Intangible assets acquired, which total approximately $90.0 million for these seven acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 11 years.

On August 16, 2010, the Company acquired 100% of the outstanding shares of Cobalt, a leading provider of digital marketing solutions for the auto industry that aligns with Dealer Services’ global layered applications strategy and strongly supports Dealer Services’ long-term growth strategy, for approximately $405.4 million in cash, net of cash acquired.

The final purchase price allocation for Cobalt was as follows:

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

In addition to Cobalt discussed above, the Company acquired eight businesses in fiscal 2011 for an aggregate purchase price of approximately $370.7 million, net of cash acquired. These acquisitions resulted in approximately $250.2 million of goodwill. Intangible assets acquired, which totaled approximately $134.8 million for these eight acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 9 years. The Company finalized the purchase price allocation for these eight acquisitions during fiscal 2012 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect final information received.

The Company acquired five businesses in fiscal 2010 for an aggregate purchase price of approximately $101.0 million, net of cash acquired. The purchase price for these acquisitions includes $3.7 million in accrued contingent payments expected to be paid in future periods. These acquisitions resulted in approximately $80.8 million of goodwill. Intangible assets acquired, which totaled approximately $33.5 million, consist of software, customer contracts and lists and trademarks that are being amortized over a weighted average life of 7 years. The Company finalized the purchase price allocation for these five acquisitions during fiscal 2011 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect final information received.

In addition, the Company made contingent payments relating to previously consummated acquisitions of $2.8 million, $0.8 million and, $2.6 million in fiscal years 2012, 2011, and 2010 respectively.

The acquisitions discussed above for fiscal 2012, 2011, and 2010 were not material, either individually or in the aggregate, to the Company’s operations, financial position or cash flows.

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

There were no revenues and earnings from discontinued operations during fiscal 2012 and 2011. The following table summarizes the revenues and expenses from discontinued operations as reported for the period indicated:

Year ended June 30,	2010
Revenues	$17.2

Earnings from discontinued operations before income taxes	5.2
Provision for income taxes	1.6

Net earnings from discontinued operations before gain
on disposal of discontinued operations	3.6

Gain on disposal of discontinued operations, net of
provision for income taxes of $5.4	0.5

Net earnings from discontinued operations	$4.1

There were no assets or liabilities of discontinued operations as of June 30, 2012, 2011, or 2010.

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2012 and 2011 are as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$5,111.1	$-	$-	$5,111.1
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,413.8	260.9	(0.1)	6,674.6
Corporate bonds	7,097.2	272.3	(1.5)	7,368.0
Canadian provincial bonds	620.8	35.4	(0.3)	655.9
Asset-backed securities	533.9	14.5	-	548.4
Municipal bonds	522.0	31.0	(0.1)	552.9
Canadian government obligations and
Canadian government agency obligations	994.2	23.4	(0.6)	1,017.0
Other securities	1,201.0	75.7	(0.1)	1,276.6

Total available-for-sale securities	17,382.9	713.2	(2.7)	18,093.4

Total corporate investments and funds
held for clients	$22,494.0	$713.2	$(2.7)	$23,204.5

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Type of issue:
Money market securities and other cash
equivalents	$9,731.8	$-	$-	$9,731.8
Available-for-sale securities:
U.S. Treasury and direct obligations of
U.S. government agencies	6,558.2	213.0	(12.1)	6,759.1
Corporate bonds	5,908.6	234.9	(16.9)	6,126.6
Canadian provincial bonds	480.0	15.1	(0.8)	494.3
Asset-backed securities	422.4	25.4	-	447.8
Municipal bonds	493.7	23.1	(0.6)	516.2
Canadian government obligations and
Canadian government agency obligations	1,082.0	20.8	(1.3)	1,101.5
Other securities	1,411.7	73.2	(2.9)	1,482.0

Total available-for-sale securities	16,356.6	605.5	(34.6)	16,927.5

Total corporate investments and funds
held for clients	$26,088.4	$605.5	$(34.6)	$26,659.3

At June 30, 2012, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association (“Fannie Mae”), and Federal Home Loan Mortgage Corporation (“Freddie Mac”) with fair values of $4,189.1 million, $1,134.1 million, $428.6 million and $384.6 million, respectively. At June 30, 2011, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Fannie Mae, and Freddie Mac with fair values of $3,886.5 million, $914.0 million, $702.4 million, and $759.1 million respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's, and AA+, as rated by Standard & Poor's, and has maturities ranging from August 2012 through June 2022. Corporate bonds include investment-grade debt securities, which include a wide variety of issuers and industries, primarily carry credit ratings of A and above, and have maturities ranging from July 2012 to June 2022.

At June 30, 2012, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $323.0 million, $140.0 million and $85.1 million, respectively. At June 30, 2011, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction, and auto loan receivables with fair values of $220.5 million, $196.9 million and $30.0 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2012.

At June 30, 2012, other securities and their fair value primarily represent AAA rated supranational bonds of $427.7 million, AA and AAA rated sovereign bonds of $405.0 million, AAA rated commercial mortgage-backed securities of $282.3 million, and AA rated mortgage-backed securities of $135.3 million that are guaranteed by Fannie Mae and Freddie Mac. At June 30, 2011, other securities and their fair value primarily represent supranational bonds of $360.1 million, sovereign bonds of $328.8 million, commercial mortgage-backed securities of $492.5 million, mortgage-backed securities of $146.5 million that are guaranteed by Fannie Mae and Freddie Mac and corporate bonds backed by the Federal Deposit Insurance Corporation's Temporary Liquidity Guarantee Program of $129.1 million. The Company’s mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2012	2011
Corporate investments:
Cash and cash equivalents	$1,548.1	$1,389.4
Short-term marketable securities	30.4	36.3
Long-term marketable securities	86.9	98.0
Total corporate investments	$1,665.4	$1,523.7

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to our payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

June 30,	2012	2011
Funds held for clients:
Restricted cash and cash equivalents held to
satisfy client funds obligations	$3,563.0	$8,342.4
Restricted short-term marketable securities held
to satisfy client funds obligations	2,954.1	3,059.9
Restricted long-term marketable securities held
to satisfy client funds obligations	15,022.0	13,733.3
Total funds held for clients	$21,539.1	$25,135.6

Client funds obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $20,856.2 million and $24,591.1 million as of June 30, 2012 and 2011, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and those related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net change in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net change in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 84% of the available-for-sale securities held an AAA or AA rating at June 30, 2012, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, Dominion Bond Rating Service. All available-for-sale securities were rated as investment grade at June 30, 2012.

The amount of collected but not yet remitted funds for the Company’s payroll and payroll tax filing and other services varies significantly during the fiscal year, and averaged approximately $17,898.2 million, $16,865.4 million, and $15,194.5 million in fiscal 2012, 2011, and 2010, respectively.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2012 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$(0.1)	$43.6	$-	$-	$(0.1)	$43.6
Corporate bonds	(1.1)	234.8	(0.4)	20.2	(1.5)	255.0
Canadian provincial bonds	(0.3)	58.5	-	-	(0.3)	58.5
Asset-backed securities	-	13.6	-	-	-	13.6
Municipal bonds	(0.1)	22.8	-	-	(0.1)	22.8
Canadian government obligations and
Canadian government agency obligations	(0.6)	209.4	-	-	(0.6)	209.4
Other securities	(0.1)	26.3	-	-	(0.1)	26.3

	$(2.3)	$609.0	$(0.4)	$20.2	$(2.7)	$629.2

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2011 are as follows:

	Unrealized		Unrealized
	losses	Fair market	losses	Fair market	Total gross
	less than	value less than	greater than	value greater	unrealized	Total fair
	12 months	12 months	12 months	than 12 months	losses	market value
U.S. Treasury and direct obligations of
U.S. government agencies	$(12.1)	$1,049.0	$-	$-	$(12.1)	$1,049.0
Corporate bonds	(16.9)	945.2	-	-	(16.9)	945.2
Canadian provincial bonds	(0.8)	88.5	-	-	(0.8)	88.5
Asset-backed securities	-	0.5	-	-	-	0.5
Municipal bonds	(0.6)	35.0	-	-	(0.6)	35.0
Canadian government obligations and
Canadian government agency obligations	(1.3)	227.7	-	-	(1.3)	227.7
Other securities	(2.9)	171.1	-	-	(2.9)	171.1

	$(34.6)	$2,517.0	$-	$-	$(34.6)	$2,517.0

Expected maturities of available-for-sale securities at June 30, 2012 are as follows:

Maturity Dates:
Due in one year or less	$2,984.5
Due after one year up to two years	1,617.1
Due after two years up to three years	3,435.2
Due after three years up to four years	4,054.4
Due after four years	6,002.2

Total available-for-sale securities	$18,093.4

For the securities in an unrealized loss position of $2.7 million at June 30, 2012, the Company concluded that it did not have the intent to sell such securities and that it was not more likely than not that the Company would be required to sell such securities before recovery. The securities with unrealized losses of $2.7 million were primarily comprised of corporate bonds and Canadian government obligations and Canadian government agency obligations. In order to determine whether such losses were due to credit losses, the Company evaluated such securities utilizing a variety of quantitative and qualitative factors including whether the Company expects to collect all amounts due under the contractual terms of the security, information about current and past events of the issuer, and the length of time and the extent to which the fair value has been less than the cost basis. At June 30, 2012, the Company concluded that unrealized losses on available-for-sale securities held at June 30, 2012 were not credit losses and were attributable to changes in interest rates. As a result, the Company concluded that the $2.7 million in unrealized losses on such securities should be recorded in accumulated other comprehensive income on the Consolidated Balance Sheets at June 30, 2012.

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

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Over 99% of the Company’s available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 3.

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

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2012. Included in the table are available-for-sale securities within corporate investments of $117.3 million and funds held for clients of $17,976.1 million. Refer to Note 5 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$-	$6,674.6	$-	$6,674.6
Corporate bonds	-	7,368.0	-	7,368.0
Canadian provincial bonds	-	655.9	-	655.9
Asset-backed securities	-	548.4	-	548.4
Municipal bonds	-	552.9	-	552.9
Canadian government obligations and
Canadian government agency obligations	-	1,017.0	-	1,017.0
Other securities	20.6	1,256.0	-	1,276.6
Total available-for-sale securities	$20.6	$18,072.8	$-	$18,093.4

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2011. Included in the table are available-for-sale securities within corporate investments of $134.3 million and funds held for clients of $16,793.2 million.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$-	$6,759.1	$-	$6,759.1
Corporate bonds	-	6,126.6	-	6,126.6
Canadian provincial bonds	-	494.3	-	494.3
Asset-backed securities	-	447.8	-	447.8
Municipal bonds	-	516.2	-	516.2
Canadian government obligations and
Canadian government agency obligations	-	1,101.5	-	1,101.5
Other securities	20.1	1,461.9	-	1,482.0
Total available-for-sale securities	$20.1	$16,907.4	$-	$16,927.5

NOTE 7. RECEIVABLES

Accounts receivable, net, includes the Company’s trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. The Company’s receivables also include notes receivable for the financing of the sale of computer systems, primarily from auto, truck, motorcycle, marine, recreational vehicle and heavy equipment retailers and manufacturers. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, internal assessments of credit quality and the economic conditions in the automobile industry, as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	June 30, 2012		June 30, 2011
	Current	Long-term	Current	Long-term
Trade receivables	$1,363.7	$-	$1,333.2	$-
Notes receivable	89.1	145.5	90.5	146.4
Less:
Allowance for doubtful accounts - trade receivables	(41.1)	-	(44.8)	-
Allowance for doubtful accounts - notes receivable	(5.4)	(8.8)	(5.7)	(9.4)
Unearned income-notes receivable	(7.0)	(6.9)	(8.4)	(8.3)

Total	$1,399.3	$129.8	$1,364.8	$128.7

Long-term receivables at June 30, 2012 mature as follows:

2014	$66.0
2015	$43.5
2016	$26.1
2017	$9.9
	$145.5

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

	June 30, 2012
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.4	$0.6	$0.4	$0.6
Non-specific Reserve	88.7	144.9	5.0	8.2
Total	$89.1	$145.5	$5.4	$8.8

	June 30, 2011
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.6	$0.9	$0.6	$0.9
Non-specific Reserve	89.9	145.5	5.1	8.5
Total	$90.5	$146.4	$5.7	$9.4

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2010	$9.4	$16.1
Incremental provision	1.8	3.0
Recoveries	(3.7)	(6.8)
Chargeoffs	(1.8)	(2.9)
Balance at June 30, 2011	$5.7	$9.4
Incremental provision	1.7	2.1
Recoveries	(1.1)	(1.5)
Chargeoffs	(0.9)	(1.2)
Balance at June 30, 2012	$5.4	$8.8

The allowance for doubtful accounts as a percentage of notes receivable was approximately 6% as of June 30, 2012 and 6% as of June 30, 2011.

Notes receivable aged over 30 days past due are considered delinquent. Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status. Cash payments received on non-accrual receivables are applied towards the principal. When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed. At June 30, 2012, the Company had $0.4 million in notes receivable on non-accrual status, including $0.1 million of notes receivable aged over 60 days past due. At June 30, 2011, the Company had $2.2 million in notes receivable on non-accrual status, including $0.1 million of notes receivable aged over 60 days past due. During fiscal 2012 and 2011, the charge-offs as a percentage of notes receivable were 0.9% and 1.9% respectively.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs. In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy. As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at June 30, 2012 is as follows:

	Over 30 days to
	60 days	Over 60 days
Notes Receivables	$0.7	$0.1

At June 30, 2012, approximately 100% of notes receivable are current.

The aging of the notes receivable past due at June 30, 2011 is as follows:

	Over 30 days to
	60 days	Over 60 days
Notes Receivables	$1.2	$0.1

At June 30, 2011, approximately 99% of notes receivable are current.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2012 and 2011 are as follows:

June 30,	2012	2011
Property, plant and equipment:
Land and buildings	$710.4	$698.4
Data processing equipment	815.4	791.0
Furniture, leaseholds and other	431.6	462.3
	1,957.4	1,951.7

Less: accumulated depreciation	(1,251.1)	(1,235.5)

Property, plant and equipment, net	$706.3	$716.2

Depreciation of property, plant and equipment was $146.9 million, $146.3 million, and $152.6 million for fiscal 2012, 2011, and 2010, respectively.

NOTE 9. ASSETS HELD FOR SALE

In fiscal 2012, the Company reclassified assets related to two buildings as assets held for sale which were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. In fiscal 2011, the Company reclassified an additional two buildings as assets held for sale that were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets. These two buildings were subsequently sold during fiscal 2012. At June 30, 2010, the Company had $11.8 million classified as assets held for sale on the Consolidated Balance Sheets relating to two buildings that were subsequently sold during fiscal 2011.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2012 and 2011 are as follows:

	Employer	PEO	Dealer
	Services	Services	Services	Total
Balance as of June 30, 2010	$1,611.3	$4.8	$767.2	$2,383.3
Additions and other adjustments, net	251.3	-	332.9	584.2
Currency translation adjustments	72.4	-	33.7	106.1
Balance as of June 30, 2011	$1,935.0	$4.8	$1,133.8	$3,073.6
Additions and other adjustments, net	106.8	-	56.2	163.0
Currency translation adjustments	(60.9)	-	(20.4)	(81.3)
Balance as of June 30, 2012	$1,980.9	$4.8	$1,169.6	$3,155.3

In fiscal 2012, 2011, and 2010, the Company performed the required annual impairment tests of goodwill and determined that there was no impairment.

Components of intangible assets are as follows:

June 30,	2012	2011
Intangibles:
Software and software licenses	$1,423.7	$1,322.4
Customer contracts and lists	863.1	821.0
Other intangibles	241.9	238.3
	2,528.7	2,381.7

Less accumulated amortization:
Software and software licenses	(1,153.0)	(1,062.1)
Customer contracts and lists	(492.2)	(443.7)
Other intangibles	(172.3)	(160.2)
	(1,817.5)	(1,666.0)

Intangible assets, net	$711.2	$715.7

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions). All of the intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 8 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 8 years for other intangibles). Amortization of intangible assets was $176.4 million, $171.9 million, and $156.6 million for fiscal 2012, 2011, and 2010, respectively.

Estimated amortization expenses of the Company’s existing intangible assets for the next five fiscal years are as follows:

Amount
Twelve months ending June 30, 2013	$159.4
Twelve months ending June 30, 2014	$129.9
Twelve months ending June 30, 2015	$99.3
Twelve months ending June 30, 2016	$70.2
Twelve months ending June 30, 2017	$61.2

The Company has not incurred significant costs to renew or extend the term of acquired intangible assets during fiscal 2012.

NOTE 11. SHORT-TERM FINANCING

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2013. In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The Company also has a $1.5 billion five-year credit facility that matures in June 2017 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2012 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2012 and 2011, the Company had no commercial paper outstanding. In fiscal 2012 and 2011, the Company’s average borrowings were $2.3 billion and $1.6 billion, at weighted average interest rates of 0.1% and 0.2%. The weighted average maturity of the Company’s commercial paper in fiscal 2012 and 2011 was approximately two days for both fiscal years.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements. These agreements are collateralized principally by government and government agency securities. These agreements generally have terms ranging from overnight to up to five business days. The Company has $3.0 billion available to it on a committed basis under these reverse repurchase agreements. At June 30, 2012 and 2011, there were no outstanding obligations under reverse repurchase agreements. In fiscal 2012 and 2011, the Company had average outstanding balances under reverse repurchase agreements of $297.7 million and $505.2 million, respectively, at weighted average interest rates of 0.6% and 0.4%, respectively.

NOTE 12. FOREIGN CURRENCY RISK MANAGEMENT PROGRAMS

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

There were no derivative financial instruments outstanding at June 30, 2012, 2011, or 2010.

NOTE 13. EMPLOYEE BENEFIT PLANS

A. Stock Plans. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of grant. Stock-based compensation consists of the following:

  Stock Options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant. Stock options are issued under a graded vesting schedule. Options granted prior to July 1, 2008 generally vest ratably over five years and have a term of 10 years. Options granted after July 1, 2008 generally vest ratably over four years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 14.6 million shares in fiscal 2012 as compared to 14.2 million shares repurchased in fiscal 2011. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Stock-based compensation expense of $78.7 million, $76.3 million, and $67.6 million was recognized in earnings from continuing operations in fiscal 2012, 2011, and 2010, respectively, as well as related tax benefits of $29.0 million, $28.2 million, and $22.3 million, respectively.

Years ended June 30,	2012	2011	2010
Operating expenses	$13.4	$13.1	$11.7
Selling, general and administrative expenses	53.8	51.8	45.9
System development and programming costs	11.5	11.4	10.0
Total pretax stock-based compensation expense	$78.7	$76.3	$67.6

As of June 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $8.8 million and $40.5 million, respectively, which will be amortized over the weighted average remaining requisite service period of 1.8 years and 1.0 years, respectively.

In fiscal 2012, the following activity occurred under our existing plans:

Stock Options:

	Number of Options	Weighted Average Price per Share
Year ended June 30, 2012	(in thousands)	(in dollars)
Options outstanding,
beginning of year	21,714	$40
Options granted	1,136	$54
Options exercised	(6,228)	$40
Options canceled	(435)	$42
Options outstanding, end of year	16,187	$41

Options exercisable, end of year	13,632	$39
Shares available for future grants,
end of year	29,452
Shares reserved for issuance under
stock option plans, end of year	45,639

Performance-Based Restricted Stock:		Time-Based Restricted Stock:

	Number of Shares		Number of Shares
	(in thousands)		(in thousands)
Year ended June 30, 2012		Year ended June 30, 2012

Restricted shares outstanding,		Restricted shares outstanding,
beginning of year	1,351	beginning of year	493
Restricted shares granted	1,801	Restricted shares granted	31
Restricted shares vested	(1,581)	Restricted shares vested	(144)
Restricted shares forfeited	(97)	Restricted shares forfeited	(22)
Restricted shares outstanding, end of year	1,474	Restricted shares outstanding, end of year	358

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2012 was $245.0 million and $221.7 million, respectively, which has a remaining life of 4.1 years and 3.4 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2012, 2011, and 2010 was $83.8 million, $95.7 million and $29.1 million, respectively.

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

Years ended June 30,	2012	2011	2010
Risk-free interest rate	0.8% - 1.0%	1.4% - 2.4%	2.3% - 2.6%
Dividend yield	2.8% - 3.1%	2.9% - 3.3%	3.2% - 3.4%
Weighted average volatility factor	24.9% - 25.9%	24.5% - 24.9%	25.9% - 30.4%
Weighted average expected life (in years)	5.2 - 5.3	5.1 - 5.2	5.0 - 5.1
Fair value	$8.46	$7.59	$7.05

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2012
Performance-based restricted stock	$44.33
Time-based restricted stock	$54.40

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

The Company’s pension plans funded status as of June 30, 2012 and 2011 is as follows:

June 30,	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$1,313.3	$981.7
Actual return on plan assets	106.6	200.0
Employer contributions	91.6	158.1
Currency translation adjustments	(4.6)	8.1
Benefits paid	(37.4)	(34.6)

Fair value of plan assets at end of year	$1,469.5	$1,313.3

Change in benefit obligation:
Benefit obligation at beginning of year	$1,178.8	$1,087.9
Service cost	57.2	52.5
Interest cost	62.1	56.6
Actuarial (gains)/losses	159.4	(5.4)
Currency translation adjustments	(10.8)	14.5
Benefits paid	(37.4)	(34.6)
Acquisitions	2.8	7.3

Projected benefit obligation at end of year	$1,412.1	$1,178.8

Funded status - plan assets less benefit obligations	$57.4	$134.5

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2012 and 2011 consisted of:

June 30,	2012	2011
Noncurrent assets	$170.3	$231.5
Current liabilities	(4.3)	(4.5)
Noncurrent liabilities	(108.6)	(92.5)
Net amount recognized	$57.4	$134.5

The accumulated benefit obligation for all defined benefit pension plans was $1,399.9 million and $1,167.4 million at June 30, 2012 and 2011, respectively.

The Company’s pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2012 and 2011 had the following projected benefit obligation, accumulated benefit obligation and fair value of plan assets:

June 30,	2012	2011
Projected benefit obligation	$171.5	$150.7
Accumulated benefit obligation	$161.8	$143.2
Fair value of plan assets	$60.8	$55.6

The components of net pension costs were as follows:

Years ended June 30,	2012	2011	2010
Service cost - benefits earned
during the period	$57.2	$52.5	$47.6
Interest cost on projected benefits	62.1	56.6	59.1
Expected return on plan assets	(97.6)	(88.5)	(76.5)
Amortization of losses	15.0	20.1	4.5

	$36.7	$40.7	$34.7

The net actuarial loss, prior service cost and transition obligation for the defined benefit pension plans that are included in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are $411.0 million, $6.2 million, and $0.7 million, respectively, at June 30, 2012. The estimated net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $29.3 million, $1.4 million, and $0.2 million, respectively, at June 30, 2012.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2012	2011
Discount rate	3.90%	5.40%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2012	2011	2010
Discount rate	5.40%	5.25%	6.80%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	4.00%	5.50%	5.50%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company’s pension plans’ asset allocations at June 30, 2012 and 2011 by asset category were as follows:

	2012	2011
United States Fixed Income Securities	41%	38%
United States Equity Securities	41%	41%
International Securities	18%	21%

Total	100%	100%

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

Plan investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Plan investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Plan has no Level 3 investments at June 30, 2012.

The following table presents the investments of the pension plans measured at fair value at June 30, 2012:

	Level 1	Level 2	Level 3	Total
Comingled trusts	$-	$583.5	$-	$583.5
U.S. Government securities	-	272.5	-	272.5
Mutual funds	269.6	-	-	269.6
Corporate and municipal bonds	-	272.8	-	272.8
Mortgage-backed security bonds	-	13.9	-	13.9
Total pension assets	$269.6	$1,142.7	$-	$1,412.3

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $57.2 million as of June 30, 2012.

The following table presents the investments of the pension plans measured at fair value at June 30, 2011:

	Level 1	Level 2	Level 3	Total
Comingled trusts	$-	$529.7	$-	$529.7
U.S. Government securities	-	207.4	-	207.4
Mutual funds	283.4	-	-	283.4
Corporate and municipal bonds	-	237.7	-	237.7
Mortgage-backed security bonds	-	33.1	-	33.1
Total pension assets	$283.4	$1,007.9	$-	$1,291.3

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $22.0 million as of June 30, 2011.

Contributions

During fiscal 2012, the Company contributed $91.6 million to the pension plans. In July 2012, the Company contributed $125.0 million to the pension plans and expects to contribute an additional $8.3 million to the pension plans during its fiscal year ended June 30, 2013 (“fiscal 2013”).

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2013 to 2017 are $48.2 million, $52.8 million, $60.4 million, $67.4 million and $77.4 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2018 to 2022 are $525.7 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s pension plans’ benefit obligations at June 30, 2012 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 35% of their compensation annually and allows highly compensated employees to contribute up to 10% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $65.9 million, $57.5 million, and $55.8 million for the calendar years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 14. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2012	2011	2010
Earnings from continuing operations before income taxes:
United States	$1,888.6	$1,675.1	$1,638.0
Foreign	233.5	257.6	225.2

	$2,122.1	$1,932.7	$1,863.2

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2012	2011	2010
Current:
Federal	$540.4	$449.3	$401.3
Foreign	87.3	96.9	104.4
State	67.8	24.7	54.1

Total current	695.5	570.9	559.8

Deferred:
Federal	50.4	95.7	106.8
Foreign	(9.3)	(1.8)	(15.1)
State	(3.0)	13.7	4.4

Total deferred	38.1	107.6	96.1

Total provision for income taxes	$733.6	$678.5	$655.9

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2012	%	2011	%	2010	%
Provision for taxes at U.S.
statutory rate	$742.7	35.0	$676.5	35.0	$652.1	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax	38.1	1.8	29.2	1.5	34.5	1.9
Tax on foreign income	51.4	2.5	30.3	1.6	15.1	0.8
Utilization of foreign tax credits	(51.7)	(2.5)	(26.0)	(1.3)	(14.9)	(0.8)
Tax settlements	-	-	-	-	-	-
Resolution of tax matters	-	-	-	-	(12.2)	(0.7)
Section 199 - Qualified Production Activities	(22.4)	(1.1)	(18.2)	(1.0)	(11.8)	(0.6)
Other	(24.5)	(1.1)	(13.3)	(0.7)	(6.9)	(0.4)

	$733.6	34.6	$678.5	35.1	$655.9	35.2

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2012	2011
Deferred tax assets:
Accrued expenses not currently deductible	$226.9	$205.8
Stock-based compensation expense	91.1	95.7
Net operating losses	102.0	111.4
Other	17.2	10.8

	437.2	423.7
Less: valuation allowances	(54.7)	(62.7)

Deferred tax assets, net	$382.5	$361.0

Deferred tax liabilities:
Prepaid retirement benefits	$88.9	$97.7
Deferred revenue	61.2	62.3
Fixed and intangible assets	256.2	298.9
Prepaid expenses	84.8	61.3
Unrealized investment gains, net	247.0	194.3
Tax on unrepatriated earnings	14.1	20.0
Other	4.1	0.4

Deferred tax liabilities	$756.3	$734.9

Net deferred tax liabilities	$373.8	$373.9

There are $44.4 million and $35.2 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively. There are $52.1 million and $62.3 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively. There are $79.0 million, and $97.9 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $932.7 million as of June 30, 2012, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $129.0 million as of June 30, 2012, of which $63.4 million expires through 2032 and $65.6 million has an indefinite utilization period. As of June 30, 2012, the Company has approximately $113.6 million of federal net operating loss carry-forwards from acquired companies. The net operating loss has an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expires through 2031.

The Company has state net operating loss carry-forwards of approximately $215.5 million as of June 30, 2012, which expire through 2031.

The Company has recorded valuation allowances of $54.7 million and $62.7 million at June 30, 2012 and 2011, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $660.3 million, $628.7 million, and $693.4 million for fiscal 2012, 2011, and 2010, respectively.

As of June 30, 2012, 2011, and 2010 the Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $84.7 million, $105.7 million, and $107.2 million respectively. The amount that, if recognized, would impact the effective tax rate is $43.7 million, $56.3 million, and $52.8 million, respectively. The remainder, if recognized, would principally affect deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Unrecognized tax benefits at beginning of the year	$105.7	$107.2	$92.8
Additions for tax positions	8.0	9.7	13.3
Reductions for tax positions	(0.8)	(2.4)	(2.1)
Additions for tax positions of prior periods	13.0	17.3	29.6
Reductions for tax positions of prior periods	(21.6)	(23.3)	(1.0)
Settlement with tax authorities	(4.2)	(4.5)	(5.0)
Expiration of the statute of limitations	(9.8)	(0.4)	(20.3)
Impact of foreign exchange rate fluctuations	(5.6)	2.1	(0.1)
Unrecognized tax benefits at end of year	$84.7	$105.7	$107.2

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years ended June 30, 2012, 2011, and 2010, the Company recorded interest expense of $1.2 million, $1.7 million, and $4.0 million, respectively. Penalties incurred during fiscal years ended June 30, 2012, 2011, and 2010 were not material. At June 30, 2012, the Company had accrued interest of $14.4 million recorded on the Consolidated Balance Sheets, of which $1.6 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2011, the Company had accrued interest of $15.4 million recorded on the Consolidated Balance Sheets, of which $0.4 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2012, the Company had accrued penalties of $2.1 million recorded on the Consolidated Balance Sheets, of which $0.7 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2011, the Company had accrued penalties of $3.4 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2011 - 2012
California	2006 - 2008
Illinois	2004 - 2005
New Jersey	2002 - 2008
France	2009 - 2011

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

In fiscal 2012, the Company reached agreements with the IRS regarding all outstanding tax audit issues in dispute for the tax years ended June 30, 2009 and June 30, 2010, which did not have a material impact to the consolidated financial statements of the Company.

In January 2010, the Company reached an agreement with the IRS regarding all outstanding tax audit issues in dispute for the tax years ended June 30, 2007 and June 30, 2008, which did not have a material impact to the consolidated financial statements of the Company.

NOTE 15. CONTRACTUAL COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $252.6 million, $159.2 million, and $175.4 million in fiscal 2012, 2011, and 2010, respectively, with minimum commitments at June 30, 2012 as follows:

Years ending June 30,
2013	$173.7
2014	127.1
2015	90.8
2016	46.8
2017	23.6
Thereafter	26.6
$488.6

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2012, the Company has purchase commitments of approximately $797.9 million relating to software and equipment purchases and maintenance contracts, of which $350.5 million relates to the fiscal year ending June 30, 2013, $143.8 million relates to the fiscal year ending June 30, 2014 and the remaining $303.6 million relates to fiscal years ending June 30, 2015 through fiscal 2017.

On July 18, 2011, athenahealth, Inc. filed a complaint against ADP AdvancedMD, Inc. (“ADP AdvancedMD”), a subsidiary of the Company. athenahealth, Inc. alleged that ADP AdvancedMD’s activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe two of athenahealth, Inc.’s patents. On May 16, 2012, athenahealth, Inc. and the Company entered into a joint stipulation to dismiss without prejudice their claims and counterclaims related to one of the two patents. athenahealth, Inc. seeks monetary damages, injunctive relief, and costs in connection with its claim related to the other patent. The Company believes that it has meritorious defenses to this claim, and is continuing to vigorously defend itself against the allegations.

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

The Company is subject to various claims and litigation in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. At this time the Company is unable to estimate any reasonably possible loss, or range of reasonably possible loss, with respect to the matters described above. This is primarily because these matters are still in early stages and involve complex issues subject to inherent uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

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

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. Other comprehensive income (loss) was $(136.9) million, $157.6 million, and $53.5 million in fiscal 2012, 2011, and 2010, respectively. The accumulated balances reported in accumulated other comprehensive income on the Consolidated Balance Sheets for each component of other comprehensive income (loss) are as follows:

June 30,	2012	2011	2010
Currency translation adjustments	$42.0	$183.1	$16.4
Unrealized net gain on available-for-sale
securities, net of tax	461.3	369.8	457.8
Pension liability adjustment, net of tax	(273.1)	(185.8)	(264.7)
Accumulated other comprehensive income	$230.2	$367.1	$209.5

NOTE 17. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services, and Dealer Services. The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The fiscal 2011 and 2010 reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2012 budgeted foreign exchange rates. In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments. All of these adjustments/charges are reconciling items to our reportable segments’ revenues and/or earnings from continuing operations before income taxes and results in the elimination of these adjustments/charges in consolidation. Reportable segments’ assets from continuing operations include funds held for clients, but exclude corporate cash, corporate marketable securities and goodwill.

					Reconciling Items
						Client	Cost of
	Employer	PEO	Dealer		Foreign	Fund	Capital
	Services	Services	Services	Other	Exchange	Interest	Charge	Total
Year ended June 30, 2012
Revenues from continuing operations	$7,567.7	$1,771.4	$1,683.7	$5.5	$(55.9)	$(307.2)	$-	$10,665.2
Earnings from continuing
operations before income taxes	1,972.3	170.2	277.1	(117.6)	2.7	(307.2)	124.6	2,122.1
Assets from continuing operations	23,357.9	376.5	685.9	6,395.2				30,815.5
Capital expenditures
for continuing operations	39.9	1.2	39.7	65.4				146.2
Depreciation and amortization	218.4	1.2	99.9	128.4			(124.6)	323.3	(a)

Year ended June 30, 2011
Revenues from continuing operations	$7,042.9	$1,543.9	$1,536.0	$12.8	$(43.2)	$(212.9)	$-	$9,879.5
Earnings from continuing
operations before income taxes	1,856.5	137.3	233.3	(191.9)	(6.5)	(212.9)	116.9	1,932.7
Assets from continuing operations	27,069.0	262.1	677.4	6,229.8	-	-	-	34,238.3
Capital expenditures
for continuing operations	51.3	1.2	34.4	97.9	-	-	-	184.8
Depreciation and amortization	210.8	1.1	99.3	123.9	-	-	(116.9)	318.2	(a)

Year ended June 30, 2010
Revenues from continuing operations	$6,535.1	$1,316.8	$1,248.1	$18.5	$(54.1)	$(136.7)	$-	$8,927.7
Earnings from continuing
operations before income taxes	1,741.4	127.2	204.1	(173.9)	(8.9)	(136.7)	110.0	1,863.2
Assets from continuing operations	20,560.5	160.8	517.7	5,623.2	-	-	-	26,862.2
Capital expenditures
for continuing operations	42.5	0.3	24.0	23.4	-	-	-	90.2
Depreciation and amortization	217.7	1.3	82.4	117.8	-	-	(110.0)	309.2	(a)

(a)	Includes $63.3 million, $64.8 million, and $70.6 million for the years ended June 30, 2012, 2011 and 2010, respectively, of depreciation and amortization that does not relate to our services and products.

Revenues and assets from continuing operations by geographic area are as follows:

	United
	States	Europe	Canada	Other	Total
Year ended June 30, 2012
Revenues from continuing operations	$8,542.5	$1,269.8	$447.5	$405.4	$10,665.2
Assets from continuing operations	$26,325.0	$1,969.7	$2,130.5	$390.3	$30,815.5

Year ended June 30, 2011
Revenues from continuing operations	$7,930.3	$1,190.6	$428.2	$330.4	$9,879.5
Assets from continuing operations	$29,294.8	$2,027.6	$2,497.6	$418.3	$34,238.3

Year ended June 30, 2010
Revenues from continuing operations	$7,195.0	$1,089.8	$383.4	$259.5	$8,927.7
Assets from continuing operations	$22,401.1	$1,576.8	$2,558.5	$325.8	$26,862.2

NOTE 18. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our continuing operations for the two fiscal years ended June 30, 2012 and June 30, 2011 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended June 30, 2012
Revenues	$2,522.5	$2,583.0	$2,923.1	$2,636.6
Costs of revenues	$1,506.1	$1,519.9	$1,624.7	$1,589.3
Gross profit	$1,016.4	$1,063.1	$1,298.4	$1,047.3
Net earnings	$302.7	$375.0	$452.4	$258.4
Basic earnings per share	$0.62	$0.77	$0.93	$0.53
Diluted earnings per share	$0.61	$0.76	$0.92	$0.53

Year ended June 30, 2011
Revenues	$2,229.4	$2,405.7	$2,737.3	$2,507.1
Costs of revenues	$1,311.9	$1,380.3	$1,520.6	$1,518.7
Gross profit	$917.5	$1,025.4	$1,216.7	$988.4
Net earnings	$278.5	$310.1	$423.8	$241.8
Basic earnings per share	$0.57	$0.63	$0.85	$0.49
Diluted earnings per share	$0.56	$0.62	$0.85	$0.48

NOTE 19. SUBSEQUENT EVENT (UNAUDITED)

The Company’s subsidiary captive insurance company, ADP Indemnity, paid a premium of $141.4 million in July to enter into a reinsurance arrangement with ACE American Insurance Company to cover substantially all losses for the fiscal 2013 policy year up to the $1 million per occurrence retention related to the workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees. With the exception of the preceding item and the pension plan contribution in Note 13, there are no further subsequent events for disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of ADP’s Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the report of Deloitte & Touche LLP that appears on page 81 of this Annual Report on Form 10-K and is hereby incorporated herein by reference.

Management’s Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

     Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2012 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2012.

     Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP’s internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Christopher R. Reidy
Christopher R. Reidy
Chief Financial Officer

Roseland, New Jersey
August 20, 2012

Changes in Internal Control over Financial Reporting

     There were no changes in ADP’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, ADP’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2012 of the Company and our report dated August 20, 2012, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 20, 2012

Item 9B. Other Information

     None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance Executive Officers

     The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	59	President, Dealer Services	1975
Mark D. Benjamin	41	President, Employer Services - International	1992
Michael A. Bonarti	47	Vice President, General Counsel and Secretary	1997
Michael L. Capone	45	Vice President and Chief Information Officer	1988
Michael C. Eberhard	50	Vice President and Treasurer	1998
Edward B. Flynn, III	52	Vice President, Employer Services – Sales	1988
Regina R. Lee	55	President, Employer Services – National Accounts	1982
		Services, Major Account Services, Benefits Services,
		Canada, and GlobalView
Dermot J. O’Brien	46	Chief Human Resources Officer	2012
Anish Rajparia	41	President, Employer Services – Small Business	2002
		Services, TotalSource, and Retirement Services
Christopher R. Reidy	55	Chief Financial Officer	2006
Carlos A. Rodriguez	48	President and Chief Executive Officer	1999
Alan Sheiness	54	Corporate Controller and Principal Accounting Officer	1984
Jan Siegmund	48	President, Employer Services – Added Value Services	1999
		and Chief Strategy Officer

     Steven J. Anenen joined ADP in 1975. He has served as President, Dealer Services since 2004.

     Mark D. Benjamin joined ADP in 1992. Prior to his promotion to President, Employer Services – International in July 2011, he served as Senior Vice President, Small Business Services, TotalSource, and Resource from 2008 to June 2011, and as Senior Vice President, TotalSource from 2007 to 2008.

     Michael A. Bonarti joined ADP in 1997. Prior to his promotion to Vice President, General Counsel and Secretary in June 2010, he served as Staff Vice President and Associate General Counsel from November 2007 to June 2010, and as Associate General Counsel from January 2007 to November 2007.

     Michael L. Capone joined ADP in 1988. Prior to his promotion to Vice President and Chief Information Officer in 2008, he served as Senior Vice President and General Manager of GlobalView from 2005 to 2008.

     Michael C. Eberhard joined ADP in 1998. Prior to his promotion to Vice President and Treasurer in 2009, he served as Staff Vice President and Assistant Treasurer from 2007 to 2009.

     Edward B. Flynn, III joined ADP in 1988. Prior to his promotion to Vice President, Employer Services – Sales in 2009, he served as President, Employer Services – International from 2008 to 2009 and as Senior Vice President of Sales for Employer Services, International, from 2004 to 2008.

     Regina R. Lee joined ADP in 1982. Prior to her promotion to President – National Account Services, Major Account Services, Benefits Services, Canada, and GlobalView in 2011, she served as President, Employer Services – Small Business Services and Major Account Services in 2010, as President, Employer Services – National Account Services and Employer Services – International from 2008 to 2010, and as President, National Account Services, Employer Services from 2005 to 2008.

     Anish Rajparia joined ADP in 2002. Prior to his promotion to President, Employer Services – Small Business Services, TotalSource, and Retirement Services in 2011, he served as President, Employer Services – International from 2009 to 2010, and as President, Employer Services – Europe from 2006 to 2009.

     Dermot J. O’Brien joined ADP in 2012 as Chief Human Resources Officer. Prior to joining ADP, he was Executive Vice President of Human Resources at TIAA-CREF from 2003 to 2012.

     Christopher R. Reidy joined ADP in 2006 as Vice President and Chief Financial Officer.

     Carlos A. Rodriguez joined ADP in 1999. Prior to his promotion in November 2011 to President and Chief Executive Officer, he served as President and Chief Operating Officer from June 2011 to November 2011, as President, Employer Services – National Account Services, Canada, and GlobalView and Employer Services – International, from 2010 to May 2011, and as President, Employer Services – Small Business Services from 2007 to 2010.

     Alan Sheiness joined ADP in 1984. He has served as Corporate Controller and Principal Accounting Officer since 2007.

     Jan Siegmund joined ADP in 1999. Prior to his promotion to President, Added Value Services and Chief Strategy Officer in 2009, he served as President, Added Value Services from 2007 to 2009.

     Each of ADP’s executive officers is appointed for a term of one year and until their successors are chosen and qualified or until their death, resignation or removal.

Directors

     See “Election of Directors” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Audit Committee

     See “Audit Committee Report” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation

     See “Compensation of Executive Officers” and “Election of Directors – Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Election of Directors – Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors – Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     See “Election of Directors – Corporate Governance” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     See “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

1. Financial Statements

The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Earnings - years ended June 30, 2012, 2011 and 2010

Consolidated Balance Sheets - June 30, 2012 and 2011

Statements of Consolidated Stockholders’ Equity - years ended June 30, 2012, 2011 and 2010

Statements of Consolidated Cash Flows - years ended June 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	91

      All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

      (b) Exhibits

      The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	-	Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	-	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 7, 2012

10.1	-	Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007

10.2	-	Letter Agreement dated as of June 28, 2006 between Automatic Data Processing, Inc. and Gary C. Butler - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2006 (Management Contract)

10.3	-	Separation Agreement and General Release, dated November 14, 2011, by and between Gary C. Butler and Automatic Data Processing, Inc. – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2011

10.4	-	Letter Agreement, dated as of December 14, 2011, between Automatic Data Processing, Inc., and Carlos Rodriguez– incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 14, 2011(Management Contract)

10.5	-	Key Employees’ Restricted Stock Plan - incorporated by reference to the Company’s Registration Statement No. 33-25290 on Form S-8 (Management Compensatory Plan)

10.6	-	Amended and Restated Supplemental Officers Retirement Plan – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 10, 2009 (Management Compensatory Plan)

10.7	-	1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10(iii)(A)-#7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (Management Compensatory Plan)

10.8	-	Amendment to 1989 Non-Employee Director Stock Option Plan - incorporated by reference to Exhibit 10.6(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (Management Compensatory Plan)

10.9	-	1994 Directors’ Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

10.10	-	2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Management Compensatory Plan)

10.11	-	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective July 1, 2012

10.12	-	Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated June 16, 2006 (Management Compensatory Plan)

10.13	-	Amended and Restated Employees’ Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.14	-	2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.15	-	Amended and Restated Employees’ Savings-Stock Purchase Plan – incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 (Management Compensatory Plan)

10.16	-	364-Day Credit Agreement, dated as of June 20, 2012, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Barclays Bank PLC, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., as Documentation Agent – incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated June 20, 2012

10.17	-	Four-Year Credit Agreement, dated as of June 22, 2011, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, Bank of America, N.A., BNP Paribas and Wells Fargo Bank, N.A., Barclays Capital, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc. and Intesa SanPaolo S.p.A, as Documentation Agents – incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated June 22, 2011

10.18	-	Five-Year Credit Agreement, dated as of June 20, 2012, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Barclays Bank PLC, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., as Documentation Agent – incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated June 20, 2012

10.19	-	2000 Stock Option Grant Agreement (Form for Employees) for grants prior to August 14, 2008 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.20	-	2000 Stock Option Grant Agreement (Form for French Associates) for grants prior to August 14, 2008 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.21	-	2000 Stock Option Grant Agreement (Form for Non-Employee Directors) for grants prior to August 14, 2008 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.22	-	2000 Stock Option Grant Agreement (Form for Employees) for grants beginning August 14, 2008 – incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K dated August 13, 2008 (Management Compensatory Plan)

10.23	-	Non-Employee Director Compensation Summary Sheet – incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 (Management Compensatory Plan)

10.24	-	Letter Agreement, dated as of August 1, 2006, between Automatic Data Processing, Inc. and Christopher R. Reidy – incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K dated August 2, 2006 (Management Contract)

10.25	-	2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.26	-	French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.27	-	Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan – incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.28	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) for grants prior to January 26, 2012 – incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.29	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) for grants beginning January 26, 2012 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.30	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants prior to November 12, 2008 – incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.31	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for beginning November 12, 2008 – incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.32	-	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) – incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.33	-	Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Management Compensatory Plan)

21	-	Subsidiaries of the Company

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification by Christopher R. Reidy pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification by Christopher R. Reidy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	-	XBRL instance document

101.SCH	-	XBRL taxonomy extension schema document

101.CAL	-	XBRL taxonomy extension calculation linkbase document

101.LAB	-	XBRL taxonomy label linkbase document

101.PRE	-	XBRL taxonomy extension presentation linkbase document

101.DEF	-	XBRL taxonomy extension definition linkbase document

AUTOMATIC DATA PROCESSING, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)
Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged				Balance
	beginning	costs and	to other				at end of
	of period	expenses	accounts		Deductions		period
Year ended June 30, 2012:
Allowance for doubtful accounts:
Current	$50,532	$24,822	$--		$(28,850	)(A)	$46,504
Long-term	$9,438	$2,106	$--		$(2,732	)(A)	$8,812
Deferred tax valuation allowance	$62,700	$4,003	$(5,454	)(B)	$(6,494)		$54,755

Year ended June 30, 2011:
Allowance for doubtful accounts:
Current	$48,962	$23,615	$--		$(22,045	)(A)	$50,532
Long-term	$16,048	$2,954	$--		$(9,564	)(A)	$9,438
Deferred tax valuation allowance	$61,883	$3,399	$2,507	(B)	$(5,089)		$62,700

Year ended June 30, 2010:
Allowance for doubtful accounts:
Current	$47,831	$21,177	$--		$(20,046	)(A)	$48,962
Long-term	$18,034	$3,846	$--		$(5,832	)(A)	$16,048
Deferred tax valuation allowance	$51,690	$19,988	$(5,219	)(B)	$(4,576)		$61,883

(A)	Doubtful accounts written off, less recoveries on accounts previously written off.

(B)	Includes amounts related to foreign exchange fluctuation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 20, 2012	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 20, 2012
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Christopher R. Reidy	Chief Financial Officer	August 20, 2012
(Christopher R. Reidy)	(Principal Financial Officer)

/s/ Alan Sheiness	Corporate Controller	August 20, 2012
(Alan Sheiness)	(Principal Accounting Officer)

/s/ Ellen R. Alemany	Director	August 20, 2012
(Ellen R. Alemany)

/s/ Gregory D. Brenneman	Director	August 20, 2012
(Gregory D. Brenneman)

/s/ Leslie A. Brun	Director	August 20, 2012
(Leslie A. Brun)

/s/ Richard T. Clark	Director	August 20, 2012
(Richard T. Clark)

/s/ Eric C. Fast	Director	August 20, 2012
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 20, 2012
(Linda R. Gooden)

/s/ R. Glenn Hubbard	Director	August 20, 2012
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 20, 2012
(John P. Jones)

/s/ Enrique T. Salem	Director	August 20, 2012
(Enrique T. Salem)

/s/ Gregory L. Summe	Director	August 20, 2012
(Gregory L. Summe)