Form 10-Q
period 2012-09-30
AUTOMATIC DATA PROCESSING INC
filed 2012-11-02
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2012 was 485,473,927.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,081.8	$1,991.1
Interest on funds held for clients	106.8	121.9
PEO revenues (A)	448.9	397.9
TOTAL REVENUES	2,637.5	2,510.9

EXPENSES:
Costs of revenues:
Operating expenses	1,367.5	1,289.7
Systems development and programming costs	156.3	147.9
Depreciation and amortization	62.7	62.8
TOTAL COSTS OF REVENUES	1,586.5	1,500.4

Selling, general and administrative expenses	611.4	586.9
Interest expense	3.1	2.1
TOTAL EXPENSES	2,201.0	2,089.4

Other income, net	(29.1)	(34.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	465.6	455.7

Provision for income taxes	163.1	155.3
NET EARNINGS FROM CONTINUING OPERATIONS	$302.5	$300.4

Earnings from discontinued operations, net of provision for income taxes of $1.7 and $1.3 for the three months ended September 30, 2012 and 2011, respectively	$2.8	$2.3

NET EARNINGS	$305.3	$302.7

Basic Earnings Per Share from Continuing Operations	$0.63	$0.62
Basic Earnings Per Share from Discontinued Operations	0.01	—
BASIC EARNINGS PER SHARE	$0.63	$0.62

Diluted Earnings Per Share from Continuing Operations	$0.62	$0.61
Diluted Earnings Per Share from Discontinued Operations	0.01	—
DILUTED EARNINGS PER SHARE	$0.63	$0.61

Basic weighted average shares outstanding	483.5	487.9
Diluted weighted average shares outstanding	488.4	493.3

Dividends declared per common share	$0.3950	$0.3600

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $4,525.8 and $3,935.3 for the three months ended September 30, 2012 and 2011, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Net earnings	$305.3	$302.7

Other comprehensive income:
Currency translation adjustments	52.5	(75.3)

Unrealized gains (losses) on available-for-sale securities	100.0	174.5
Tax effect	(35.0)	(59.5)

Reclassification of (gains) losses on available-for-sale securities to net earnings	(4.5)	(4.0)
Tax effect	1.2	1.3

Reclassification of pension liability adjustment to net earnings	7.9	4.0
Tax effect	(2.9)	(1.6)

Other comprehensive income (loss), net of tax	119.2	39.4
Comprehensive income	$424.5	$342.1

See notes to the consolidated financial statement

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
Assets	2012	2012
Current assets:
Cash and cash equivalents (A)	$1,117.4	$1,548.1
Short-term marketable securities	35.7	30.4
Accounts receivable, net	1,463.4	1,391.7
Other current assets	756.3	631.6
Assets held for sale	6.7	6.7
Assets of discontinued operations	125.7	125.0
Total current assets before funds held for clients	3,505.2	3,733.5
Funds held for clients	20,467.4	21,539.1
Total current assets	23,972.6	25,272.6
Long-term marketable securities (A)	522.4	86.9
Long-term receivables, net	130.7	129.8
Property, plant and equipment, net	703.9	706.3
Other assets	1,041.9	871.5
Goodwill	3,088.8	3,062.0
Intangible assets, net	683.8	688.3
Total assets	$30,144.1	$30,817.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$138.8	$167.4
Accrued expenses and other current liabilities	1,044.9	1,062.5
Accrued payroll and payroll-related expenses	411.9	597.0
Dividends payable	187.9	188.4
Short-term deferred revenues	298.9	312.9
Obligations under reverse repurchase agreements	442.7	—
Income taxes payable	95.0	39.3
Liabilities of discontinued operations	29.7	29.0
Total current liabilities before client funds obligations	2,649.8	2,396.5
Client funds obligations	19,701.3	20,856.2
Total current liabilities	22,351.1	23,252.7
Long-term debt	16.3	16.8
Other liabilities	606.8	585.9
Deferred income taxes	411.2	381.5
Long-term deferred revenues	466.0	466.5
Total liabilities	23,851.4	24,703.4

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at September 30, 2012 and June 30, 2012; outstanding, 484.2 and 484.2 shares at September 30, 2012 and June 30, 2012, respectively	63.9	63.9
Capital in excess of par value	476.8	486.4
Retained earnings	12,552.0	12,438.3
Treasury stock - at cost: 154.5 and 154.5 shares at September 30, 2012 and June 30, 2012, respectively	(7,149.4)	(7,104.8)
Accumulated other comprehensive income	349.4	230.2
Total stockholders’ equity	6,292.7	6,114.0
Total liabilities and stockholders’ equity	$30,144.1	$30,817.4

(A) As of September 30, 2012, $439.4 million of long-term marketable securities and $3.3 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 12).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$305.3	$302.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	78.3	78.9
Deferred income taxes	7.1	9.8
Stock-based compensation expense	17.6	18.5
Net pension expense	10.9	9.2
Net realized gain from the sales of marketable securities	(4.5)	(4.0)
Net amortization of premiums and accretion of discounts on available-for-sale securities	18.7	12.8
Other	9.7	3.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase)/decrease in accounts receivable	(73.4)	105.9
Increase in other assets	(330.5)	(117.5)
Decrease in accounts payable	(31.4)	(26.5)
Decrease in accrued expenses and other liabilities	(73.0)	(79.2)
Operating activities of discontinued operations	0.1	1.9
Net cash flows (used in)/provided by operating activities	(65.1)	316.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(765.5)	(1,095.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	602.5	844.3
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	943.6	6,192.2
Capital expenditures	(30.5)	(33.4)
Additions to intangibles	(33.5)	(24.0)
Acquisitions of businesses, net of cash acquired	(0.7)	(1.9)
Net cash flows provided by investing activities	715.9	5,882.1

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(1,220.4)	(5,936.9)
Payments of debt	(8.2)	(0.5)
Repurchases of common stock	(194.5)	(249.2)
Proceeds from stock purchase plan and exercises of stock options	80.2	48.9
Dividends paid	(192.1)	(177.7)
Net proceeds from reverse repurchase agreements	441.7	—
Net cash flows used in financing activities	(1,093.3)	(6,315.4)

Effect of exchange rate changes on cash and cash equivalents	11.8	(23.5)

Net change in cash and cash equivalents	(430.7)	(140.5)

Cash and cash equivalents of continuing operations, beginning of period	1,548.1	1,389.4

Cash and cash equivalents of continuing operations, end of period	$1,117.4	$1,248.9

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates. All relevant footnotes have been adjusted for discontinued operations.

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (“fiscal 2012”).

Note 2.  New Accounting Pronouncements

In July 2012, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The Company has elected to present net income and other comprehensive income on two separate, but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In July 2012, the Company adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that the fair value of a reporting unit is less than its carrying value based upon the qualitative assessment, it is necessary to perform the currently prescribed two-step goodwill impairment test. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated results of operations, financial condition, other comprehensive income, or cash flows.

Note 3.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30,

2012
Net earnings from continuing operations	$302.5			$302.5
Weighted average shares (in millions)	483.5	3.6	1.3	488.4
EPS from continuing operations	$0.63			$0.62
2011
Net earnings from continuing operations	$300.4			$300.4
Weighted average shares (in millions)	487.9	4.0	1.4	493.3
EPS from continuing operations	$0.62			$0.61

Options to purchase 0.9 million and 0.6 million shares of common stock for the three months ended September 30, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4.  Other Income, net

	Three Months Ended
	September 30,
	2012	2011
Interest income on corporate funds	$(23.8)	$(29.6)
Realized gains on available-for-sale securities	(4.9)	(4.3)
Realized losses on available-for-sale securities	0.4	0.3
Other, net	(0.8)	(0.6)
Other income, net	$(29.1)	$(34.2)

Note 5.  Acquisitions

Assets acquired and liabilities assumed in business combinations were recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates.  The results of operations of businesses acquired by the Company have been included in the Statements of Consolidated Earnings since their respective dates of acquisition.  The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.  In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analysis.  Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months.

The Company did not acquire any businesses during the three months ended September 30, 2012.

The Company acquired one business during the three months ended September 30, 2011 for approximately $2.7 million, including a holdback to secure the fulfillment of certain contractual obligations of the sellers. The Company finalized the purchase price allocation for this acquisition during the three months ended September 30, 2012 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect the final information received. Refer to Note 11 for more information related to Goodwill and Intangible Assets, net.

In addition, the Company made contingent payments relating to previously consummated acquisitions of $0.5 million during the three months ended September 30, 2012.

Note 6. Discontinued Operations

The Company is pursuing strategic alternatives for its Taxware Enterprise Service business, which provides tax content and compliance solutions for sales, use, and value added tax. During the three months ended September 30, 2012, the Company concluded that the assets and liabilities, along with the results of operations and cash flows, of the disposal group should be classified as discontinued operations in the Statements of Consolidated Earnings, Statements of Consolidated Comprehensive Income and Statements of Consolidated Cash Flows. The assets and liabilities are carried on the Consolidated Balance Sheet at September 30, 2012, at their carrying amount. As management expects to sell the disposal group at an amount, net of costs to sell, that is greater than its carrying value, no impairment charge was recorded during the three months ended September 30, 2012.

Operating results for discontinued operations were as follows:

	Three Months Ended
	September 30,
	2012	2011
Revenues	$12.9	$11.6
Earnings from discontinued operations before income taxes	4.5	3.6
Provision for income taxes	1.7	1.3
Net earnings from discontinued operations	$2.8	$2.3

The following table details the assets and liabilities within the disposal group, which are classified as discontinued operations in the consolidated balance sheet as of September 30, 2012:

	September 30,	June 30,
	2012	2012
Assets:
Accounts receivable, net	$8.7	$7.6
Goodwill	93.3	93.3
Intangible assets, net	22.0	22.9
Other assets	1.7	1.2

Total assets	$125.7	$125.0

Liabilities:
Accounts payable	$0.2	$0.4
Accrued expenses and other current liabilities	2.1	0.1
Accrued payroll and payroll related expenses	1.4	2.3
Deferred revenues	22.6	22.7
Deferred income taxes	3.4	3.5

Total liabilities	$29.7	$29.0

Note 7.  Corporate Investments and Funds Held for Clients

Corporate investments and funds held for 2clients at September 30, 2012 and June 30, 2012 were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$3,725.9	$—	$—	$3,725.9
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,379.1	273.8	—	6,652.9
Corporate bonds	7,239.2	337.5	(0.3)	7,576.4
Canadian provincial bonds	653.2	40.3	—	693.5
Asset-backed securities	601.0	15.9	(0.1)	616.8
Municipal bonds	522.2	33.2	—	555.4
Canadian government obligations and Canadian government agency obligations	1,042.3	21.7	(0.6)	1,063.4
Other securities	1,174.0	84.8	(0.2)	1,258.6

Total available-for-sale securities	17,611.0	807.2	(1.2)	18,417.0

Total corporate investments and funds held for clients	$21,336.9	$807.2	$(1.2)	$22,142.9

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$5,111.1	$—	$—	$5,111.1
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,413.8	260.9	(0.1)	6,674.6
Corporate bonds	7,097.2	272.3	(1.5)	7,368.0
Canadian provincial bonds	620.8	35.4	(0.3)	655.9
Asset-backed securities	533.9	14.5	—	548.4
Municipal bonds	522.0	31.0	(0.1)	552.9
Canadian government obligations and Canadian government agency obligations	994.2	23.4	(0.6)	1,017.0
Other securities	1,201.0	75.7	(0.1)	1,276.6

Total available-for-sale securities	17,382.9	713.2	(2.7)	18,093.4

Total corporate investments and funds held for clients	$22,494.0	$713.2	$(2.7)	$23,204.5

At September 30, 2012, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association ("Fannie Mae"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") with fair values of $4,100.2 million, $1,324.2 million, $393.3 million, and $281.2 million, respectively.  At June 30, 2012, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Fannie Mae, and Freddie Mac with fair values of $4,189.1 million, $1,134.1 million, $428.6 million, and $384.6 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's and AA+, as rated by Standard & Poor's and has maturities ranging from October 2012 through August 2022. Corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2012 to August 2022.

At September 30, 2012, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $415.3 million, $116.4 million and $84.7 million, respectively.  At June 30, 2012, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, rate reduction and auto loan receivables with fair values of $323.0 million, $140.0 million, and $85.1 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2012.

At September 30, 2012, other securities and their fair value primarily represent AAA rated supranational bonds of $440.9 million, AA and AAA rated sovereign bonds of $412.4 million, AAA rated commercial mortgage-backed securities of $251.0 million, and AA rated mortgage-backed securities of $126.8 million that are guaranteed by Fannie Mae and Freddie Mac. At June 30, 2012, other securities and their fair value primarily represent AAA rated supranational bonds of $427.7 million, AA and AAA rated sovereign bonds of $405.0 million, AAA rated commercial mortgage-backed securities of $282.3 million, and AA rated mortgage-backed securities of $135.3 million that are guaranteed by Fannie Mae and Freddie Mac. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2012	2012
Corporate investments:
Cash and cash equivalents	$1,117.4	$1,548.1
Short-term marketable securities	35.7	30.4
Long-term marketable securities	522.4	86.9
Total corporate investments	$1,675.5	$1,665.4

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2012	2012
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$2,608.5	$3,563.0
Restricted short-term marketable securities held to satisfy client funds obligations	2,888.5	2,954.1
Restricted long-term marketable securities held to satisfy client funds obligations	14,970.4	15,022.0
Total funds held for clients	$20,467.4	$21,539.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $19,701.3 million and $20,856.2 million as of September 30, 2012 and June 30, 2012, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 84% of the available-for-sale securities held a AAA or AA rating at September 30, 2012, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at September 30, 2012.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2012, are as follows:

	Unrealized losses less than 12 months	Fair market value less than 12 months	Unrealized losses greater than 12 months	Fair market value greater than 12 months	Total gross unrealized losses	Total fair market value
U.S. Treasury and direct obligations of U.S. government agencies	$—	$3.1	$—	$—	$—	$3.1
Corporate bonds	(0.3)	45.7	—	—	(0.3)	45.7
Canadian provincial bonds	—	11.2	—	—	—	11.2
Asset-backed securities	(0.1)	13.1	—	—	(0.1)	13.1
Municipal bonds	—	9.9	—	—	—	9.9
Canadian government agency obligations	(0.6)	217.0	—	—	(0.6)	217.0
Other securities	(0.2)	15.1	—	—	(0.2)	15.1
	$(1.2)	$315.1	$—	$—	$(1.2)	$315.1

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2012 are as follows:

	Unrealized losses less than 12 months	Fair market value less than 12 months	Unrealized losses greater than 12 months	Fair market value greater than 12 months	Total gross unrealized losses	Total fair market value
U.S. Treasury and direct obligations of U.S. government agencies	$(0.1)	$43.6	$—	$—	$(0.1)	$43.6
Corporate bonds	(1.1)	234.8	(0.4)	20.2	(1.5)	255.0
Canadian provincial bonds	(0.3)	58.5	—	—	(0.3)	58.5
Asset-backed securities	—	13.6	—	—	—	13.6
Municipal bonds	(0.1)	22.8	—	—	(0.1)	22.8
Canadian government agency obligations	(0.6)	209.4	—	—	(0.6)	209.4
Other securities	(0.1)	26.3	—	—	(0.1)	26.3
	$(2.3)	$609.0	$(0.4)	$20.2	$(2.7)	$629.2

Expected maturities of available-for-sale securities at September 30, 2012 are as follows:

Due in one year or less	$2,924.2
Due after one year to two years	1,660.4
Due after two years to three years	4,088.4
Due after three years to four years	3,883.1
Due after four years	5,860.9

Total available-for-sale securities	$18,417.0

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

Level 2 Fair value is determined based upon inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
· quoted prices for similar assets or liabilities in active markets;
· quoted prices for identical or similar assets or liabilities in markets that are not active;
· inputs other than quoted prices that are observable for the asset or liability; or
· inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Fair value is determined based upon inputs that are unobservable and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability based upon the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Over 99% of the Company's available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 3.

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

The following table presents the Company's assets measured at fair value on a recurring basis at September 30, 2012.  Included in the table are available-for-sale securities within corporate investments of $558.1 million and funds held for clients of $17,858.9 million. Refer to Note 7 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$—	$6,652.9	$—	$6,652.9
Corporate bonds	—	7,576.4	—	7,576.4
Canadian provincial bonds	—	693.5	—	693.5
Asset-backed securities	—	616.8	—	616.8
Municipal bonds	—	555.4	—	555.4
Canadian government obligations and
Canadian government agency obligations	—	1,063.4	—	1,063.4
Other securities	21.8	1,236.8	—	1,258.6
Total available-for-sale securities	$21.8	$18,395.2	$—	$18,417.0

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2012. Included in the table are available-for-sale securities within corporate investments of $117.3 million and funds held for clients of $17,976.1 million.

	Level 1	Level 2	Level 3	Total
U.S Treasury and direct obligations of
U.S. government agencies	$—	$6,674.6	$—	$6,674.6
Corporate bonds	—	7,368.0	—	7,368.0
Canadian provincial bonds	—	655.9	—	655.9
Asset-backed securities	—	548.4	—	548.4
Municipal bonds	—	552.9	—	552.9
Canadian government obligations and
Canadian government agency obligations	—	1,017.0	—	1,017.0
Other securities	20.6	1,256.0	—	1,276.6
Total available-for-sale securities	$20.6	$18,072.8	$—	$18,093.4

Note 9.  Receivables

Accounts receivable, net, includes the Company's trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. The Company's receivables also include notes receivable for the financing of the sale of computer systems, primarily from auto, truck, motorcycle, marine, recreational vehicle and heavy equipment retailers and manufacturers. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, internal assessments of credit quality and the economic conditions in the automobile industry, as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	September 30, 2012		June 30, 2012
	Current	Long-term	Current	Long-term
Trade receivables	$1,430.5	$—	$1,355.7	$—
Notes receivable	90.0	146.4	89.1	145.5
Less:
Allowance for doubtful accounts - trade receivables	(44.5)	—	(40.7)	—
Allowance for doubtful accounts - notes receivable	(5.7)	(9.3)	(5.4)	(8.8)
Unearned income - notes receivable	(6.9)	(6.4)	(7.0)	(6.9)
Total	$1,463.4	$130.7	$1,391.7	$129.8

The Company determines the allowance for doubtful accounts related to notes receivable based upon a specific reserve for known collection issues, as well as a non-specific reserve based upon aging, both of which are based upon history of such losses and current economic conditions. Based upon the Company's methodology, the notes receivable balances with specific and non-specific reserves and the specific and non-specific reserves associated with those balances are as follows:

	September 30, 2012
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.4	$0.7	$0.4	$0.7
Non-specific Reserve	89.6	145.7	5.3	8.6
Total	$90.0	$146.4	$5.7	$9.3

	June 30, 2012
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.4	$0.6	$0.4	$0.6
Non-specific Reserve	88.7	144.9	5.0	8.2
Total	$89.1	$145.5	$5.4	$8.8

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2012	$5.4	$8.8
Incremental provision	0.4	0.5
Recoveries and other	—	0.2
Chargeoffs	(0.1)	(0.2)
Balance at September 30, 2012	$5.7	$9.3

The allowance for doubtful accounts as a percentage of notes receivable was approximately 6% as of September 30, 2012 and 6% as of June 30, 2012.

Notes receivable aged over 30 days past due are considered delinquent.  Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status.  Cash payments received on non-accrual receivables are applied towards the principal.  When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  At September 30, 2012, the Company had $1.2 million in notes receivable on non-accrual status, including $0.2 million of notes receivable aged over 60 days past due. At June 30, 2012, the Company had $0.4 million in notes receivable on non-accrual status, including $0.1 million of notes receivable aged over 60 days past due.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at September 30, 2012 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivable	$2.1	$0.2

At September 30, 2012, approximately 99% of notes receivable are current.

The aging of the notes receivable past due at June 30, 2012 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivable	$0.7	$0.1

At June 30, 2012, approximately 100% of notes receivable are current.

Note 10. Assets held for Sale

In fiscal 2012, the Company reclassified assets related to two buildings as assets held for sale that were previously reported in property, plant and equipment, net on the Consolidated Balance Sheets.

Note 11.  Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2012 are as follows:

	Employer Services	PEO Services	Dealer Services	Total
Balance at June 30, 2012	$1,887.6	$4.8	$1,169.6	$3,062.0
Additions and other adjustments, net	(0.3)	—	0.8	0.5
Currency translation adjustments	14.2	—	12.1	26.3
Balance at September 30, 2012	$1,901.5	$4.8	$1,182.5	$3,088.8

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2012	2012
Intangible assets:
Software and software licenses	$1,446.0	$1,410.9
Customer contracts and lists	841.8	832.7
Other intangibles	241.7	241.6
	2,529.5	2,485.2
Less accumulated amortization:
Software and software licenses	(1,173.9)	(1,145.8)
Customer contracts and lists	(496.6)	(479.1)
Other intangibles	(175.2)	(172.0)
	(1,845.7)	(1,796.9)
Intangible assets, net	$683.8	$688.3

Other intangibles consist primarily of purchased rights, covenants, patents and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 7 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets was $42.0 million and $42.3 million for the three months ended September 30, 2012 and 2011, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2013	$121.8
Twelve months ending June 30, 2014	$136.0
Twelve months ending June 30, 2015	$105.1
Twelve months ending June 30, 2016	$71.8
Twelve months ending June 30, 2017	$60.3
Twelve months ending June 30, 2018	$36.6

Note 12.  Short-term Financing

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2013.  In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $1.5 billion five-year credit facility that matures in June 2017 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2012 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.   The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At September 30, 2012 and June 30, 2012, the Company had no commercial paper outstanding.  For the three months ended September 30, 2012 and 2011, the Company’s average borrowings were $3.2 billion and $3.0 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively.  The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2012 approximated two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $3.0 billion available to it on a committed basis under these reverse repurchase agreements.   At September 30, 2012, the Company had $442.7 million of obligations outstanding related to reverse repurchase agreements. All outstanding reverse repurchase obligations matured by October 3, 2012 and the outstanding obligations were repaid. At June 30, 2012, there were no outstanding obligations under reverse repurchase agreements. For the three months ended September 30, 2012 and 2011, the Company had average outstanding balances under reverse repurchase agreements of $534.5 million and $496.8 million, respectively, at weighted average interest rates of 0.7% and 0.5%, respectively.

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

◦
Time-Based Restricted Stock. The Company has issued time-based restricted stock to certain employees which are subject to vesting periods of up to five years from the date of grant. These shares are restricted as to transfer during the vesting period, and are forfeited if the grantee ceases to be employed by the Company prior to vesting or in certain other circumstances. The Company records stock compensation expense relating to the issuance of restricted stock based on market prices on the date of grant on a straight-line basis over the period in which the transfer restrictions exist.

◦
Performance-Based Restricted Stock. The performance-based restricted stock program has a one-year performance period, and a subsequent one-year service period. Under this program, the Company communicates "target awards" to certain key employees at the beginning of the performance period and, as such, dividends are not paid in respect of the "target awards" during the performance period. After the performance period, if the performance targets are achieved, associates are eligible to receive dividends on shares awarded under the program. The performance target is based on earnings per share growth over the performance period, with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Stock-based compensation expense is measured based upon the fair value of the award on the grant date. Compensation expense is recognized on a straight-line basis over the vesting period of approximately 24 months, based upon the probability that the performance target will be met.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 3.3 million shares in the three months ended September 30, 2012 as compared to 5.3 million shares repurchased in the three months ended September 30, 2011. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Stock-based compensation expense of $17.6 million and $18.5 million was recognized in earnings for the three months ended September 30, 2012 and 2011, respectively, as well as related tax benefits of $6.5 million and $6.9 million, respectively.

	Three Months Ended
	September 30,
	2012	2011
Operating expenses	$2.9	$3.1
Selling, general and administrative expenses	11.8	12.6
System development and programming costs	2.9	2.8
Total pretax stock-based compensation expense	$17.6	$18.5

As of September 30, 2012, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $7.0 million and $116.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years and 1.8 years, respectively.

During the three months ended September 30, 2012, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2012	16,187	$41
Options granted	33	$58
Options exercised	(1,831)	$37
Options canceled	(50)	$40
Options outstanding at September 30, 2012	14,339	$41

Performance-Based Restricted Stock:

Number of Shares (in thousands)
Restricted shares outstanding at July 1, 2012	1,474
Restricted shares granted	543
Restricted shares vested	—
Restricted shares forfeited	(114)
Restricted shares outstanding at September 30, 2012	1,903

Time-Based Restricted Stock:

Number of Shares (in thousands)
Restricted shares outstanding at July 1, 2012	358
Restricted shares granted	1,134
Restricted shares vested	(37)
Restricted shares forfeited	(1)
Restricted shares outstanding at September 30, 2012	1,454

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2012	2011
Risk-free interest rate	0.8%	1.0%
Dividend yield	2.7%	3.1%
Weighted average volatility factor	24.4%	24.9%
Weighted average expected life (in years)	5.3	5.2
Weighted average fair value (in dollars)	$8.90	$6.99

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended
	September 30,
	2012	2011
Service cost – benefits earned during the period	$16.8	$14.3
Interest cost on projected benefits	13.8	15.5
Expected return on plan assets	(27.4)	(24.4)
Net amortization and deferral	7.7	3.8
Net pension expense	$10.9	$9.2

During the three months ended September 30, 2012, the Company contributed $127.3 million to the pension plans and expects to contribute approximately $7.0 million during the remainder of the fiscal year ended June 30, 2013.

Note 14.  Income Taxes

The effective tax rate for the three months ended September 30, 2012 and 2011 was 35.0% and 34.1%, respectively.  The increase in the effective tax rate is due to the favorable resolution of certain tax matters and the expiration of certain statutes of limitation during the three month period ended September 30, 2011.
.

Note 15.  Commitments and Contingencies

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

The Company is subject to various claims and litigation in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. At this time the Company is unable to estimate any reasonably possible loss, or range of reasonably possible loss, with respect to the matters described above. This is primarily because these matters involve complex issues subject to inherent uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

It is not the Company’s business practice to enter into off-balance sheet arrangements. In the normal course of business, the Company may enter into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products.  The Company does not expect any material losses related to such representations and warranties.

The Company has obligations under various facilities and equipment leases and software license agreements that were disclosed in its Annual Report on Form 10-K for the year ended June 30, 2012.

Note 16.  Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at September 30, 2012 or June 30, 2012.

Note 17. Interim Financial Data by Segment

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services, and Dealer Services.  The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.  Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2013 budgeted foreign exchange rates.  In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments.  All of these adjustments/charges are reconciling items to the Company’s reportable segments’ revenues and/or earnings from continuing operations before income taxes and result in the elimination of these adjustments/charges in consolidation. Reportable segments' assets from continuing operations include funds held for clients, but exclude corporate cash, corporate marketable securities, and goodwill.

Segment Results:

	Revenues
	Three Months Ended
	September 30,
	2012	2011
Employer Services	$1,819.0	$1,708.9
PEO Services	451.9	400.5
Dealer Services	439.8	402.6
Other	0.7	2.8
Reconciling items:
Foreign exchange	0.2	44.8
Client fund interest	(74.1)	(48.7)
Total	$2,637.5	$2,510.9

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,
	2012	2011
Employer Services	$421.8	$407.2
PEO Services	46.2	36.7
Dealer Services	76.0	63.4
Other	(34.0)	(30.9)
Reconciling items:
Foreign exchange	1.2	(0.7)
Client fund interest	(74.1)	(48.7)
Cost of capital charge	28.5	28.7
Total	$465.6	$455.7

During the three months ended September 30, 2012 and 2011, Dealer Services earned 11.3% and 12.0%, respectively, of its segment revenues from one client. The Company did not have any customers that individually accounted for more than 10% of the Company's consolidated revenue from continuing operations.

Note 18. Subsequent Events

With the exception of the repayment of reverse repurchase obligations described in Note 12, there are no further subsequent events for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by Automatic Data Processing, Inc (“ADP”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates, and; the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under "Item 1A.  Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“fiscal 2012”), should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our fiscal 2012 Annual Report on Form 10-K in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Executive Overview

As we execute against our strategic pillars and focus on driving innovation, service excellence, and building talent, we have continued from where we left off during the fiscal year ended June 30, 2012. Our results continue to reflect the strength and resilience of our underlying business model while we continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balances. Our focus on product innovation and our investment in sales associate headcount has led to growth in new business sales and solid revenue retention across our business segments. We are pleased with the current performance of our strategic acquisitions together with the continued strength in our same-store-sales growth. Our financial condition and balance sheet remain solid at September 30, 2012, with cash and cash equivalents and marketable securities of $1.7 billion, of which $0.4 billion was pledged as collateral under our reverse repurchase agreements.

Our business model remains strong with a high percentage of recurring revenues, excellent margins, the ability to generate consistent, healthy cash flows, strong client revenue retention, and low capital expenditure requirements.  We invest our funds held for clients in accordance with ADP's prudent and conservative investment guidelines where the safety, liquidity, and diversification are the foremost objectives of our investment strategy.  The portfolio is predominantly invested in AAA/AA rated fixed-income securities.  We continue to return excess cash to our shareholders through dividends and our share repurchase program.

Analysis of Consolidated Operations

	Three Months Ended September 30,
	2012	2011	$ Change	% Change

Total revenues	$2,637.5	$2,510.9	$126.6	5%

Costs of revenues:
Operating expenses	$1,367.5	$1,289.7	$77.8	6%
Systems development and
programming costs	156.3	147.9	8.4	6%
Depreciation and amortization	62.7	62.8	(0.1)	—%
Total costs of revenues	$1,586.5	$1,500.4	$86.1	6%

Selling, general and
administrative costs	$611.4	$586.9	$24.5	4%
Interest expense	3.1	2.1	1.0	48%
Total expenses	$2,201.0	$2,089.4	$111.6	5%

Other income, net	$(29.1)	$(34.2)	$5.1	(15)%
Earnings from continuing operations
before income taxes	$465.6	$455.7	$9.9	2%
Margin	18%	18%

Provision for income taxes	$163.1	$155.3	$7.8	5%
Effective tax rate	35.0%	34.1%

Net earnings from continuing operations	$302.5	$300.4	$2.1	1%

Diluted earnings per share from continuing operations	$0.62	$0.61	$0.01	2%

Total Revenues

Total revenues increased $126.6 million, or 5%, to $2,637.5 million for the three months ended September 30, 2012, from $2,510.9 million for the three months ended September 30, 2011, due to an increase in revenues in Employer Services of 6%, or $110.1 million, to $1,819.0 million, an increase in revenues in PEO Services of 13%, or $51.4 million, to $451.9 million, and an increase in revenues in Dealer Services of 9%, or $37.2 million, to $439.8 million.  Total revenues would have increased approximately 3% without the impact of acquisitions completed in fiscal 2012 and the impact to revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  In addition, revenues decreased $47.7 million due to changes in foreign currency exchange rates.

Total revenues for the three months ended September 30, 2012 include interest on funds held for clients of $106.8 million, as compared to $121.9 million for the three months ended September 30, 2011.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.7% during the three months ended September 30, 2012 as compared to 3.2% for the three months ended September 30, 2011, partially offset by an increase in our average client funds balance of 6%, to $16.1 billion, for the three months ended September 30, 2012.

Total Expenses

Our total expenses increased $111.6 million, or 5%, to $2,201.0 million for the three months ended September 30, 2012, from $2,089.4 million for the three months ended September 30, 2011.  The increase in our consolidated expenses was due to an increase in operating expenses of $77.8 million, an increase in selling, general and administrative expenses of $24.5 million, and an increase in systems development and programming costs of $8.4 million.  Total expenses would have increased approximately 3% without the impact of acquisitions completed in fiscal 2012.

Our total costs of revenues increased $86.1 million, or 6% to $1,586.5 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to an increase in operating expenses of $77.8 million and an increase in systems development and programming costs of $8.4 million.

Operating expenses increased $77.8 million, or 6%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $347.7 million for the three months ended September 30, 2012, which included costs for benefits coverage of $288.2 million and costs for workers’ compensation and payment of state unemployment taxes of $59.5 million.  These pass-through costs were $308.3 million for the three months ended September 30, 2011, which included costs for benefits coverage of $254.8 million and costs for workers’ compensation and payment of state unemployment taxes of $53.5 million.  The increase in operating expenses is also due to expenses related to businesses acquired of $39.8 million, offset by a decrease of $26.6 million due to changes in foreign currency exchange rates.

Systems development and programming costs increased $8.4 million, or 6%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 due to increased costs to support and maintain our services and products and increased costs related to businesses acquired of $2.3 million. Additionally, the increase in systems, development and programming costs was partially offset by a decrease of $4.7 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $24.5 million, or 4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.  The increase in expenses was related to an increase in selling expenses of $15.2 million resulting from increases in sales force headcount, an increase in selling, general and administrative expenses of businesses acquired of $7.2 million, and an increase of $4.4 million in severance expenses. Additionally, the increase in selling, general and administrative expenses was partially offset by a decrease of $17.4 million due to changes in foreign currency exchange rates.

Other income, net

	Three Months Ended September 30,
	2012	2011	$ Change
Interest income on corporate funds	$(23.8)	$(29.6)	$(5.8)
Realized gains on available-for-sale securities	(4.9)	(4.3)	0.6
Realized losses on available-for-sale securities	0.4	0.3	(0.1)
Other, net	(0.8)	(0.6)	0.2
Other income, net	$(29.1)	$(34.2)	$(5.1)

Other income, net, decreased $5.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The decrease was due to a decrease in interest income on corporate funds of $5.8 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The decrease in interest income on corporate funds resulted from lower average interest rates from 2.4% for the three months ended September 30, 2011 to 1.9% for the three months ended September 30, 2012, partially offset by increasing average daily corporate funds which increased from $4.9 billion for the three months ended September 30, 2011 to $5.0 billion for the three months ended September 30, 2012.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $9.9 million, or 2%, from $455.7 million for the three months ended September 30, 2011, to $465.6 million for the three months ended September 30, 2012 due to the increase in revenues, partially offset by the increase in total expenses, all of which were discussed above.  Overall margin decreased approximately 50 basis points for the three months ended September 30, 2012 with approximately 40 basis points of margin decrease attributable to acquisitions completed in fiscal 2012. In addition, margins decreased approximately 80 basis points related to the continued decline in interest on funds held for clients discussed above.

Provision for Income Taxes
The effective tax rate for the three months ended September 30, 2012 and 2011 was 35.0% and 34.1%, respectively.  The increase in the effective tax rate is due to the favorable resolution of certain tax matters and the expiration of certain statutes of limitation during the three month period ended September 30, 2011.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $2.1 million, or 1%, to $302.5 million for the three months ended September 30, 2012 compared to $300.4 million for the three months ended September 30, 2011. Diluted earnings per share from continuing operations increased 2% to $0.62 for the three months ended September 30, 2012 compared to $0.61 for the three months ended September 30, 2011.

For the three months ended September 30, 2012, the increase in diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 3.3 million shares during the three months ended September 30, 2012 and the repurchase of 14.6 million shares in the fiscal year ended June 30, 2012.

Analysis of Reportable Segments

	Revenues
	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Employer Services	$1,819.0	$1,708.9	$110.1	6%
PEO Services	451.9	400.5	51.4	13%
Dealer Services	439.8	402.6	37.2	9%
Other	0.7	2.8	(2.1)
Reconciling items:
Foreign exchange	0.2	44.8	(44.6)
Client fund interest	(74.1)	(48.7)	(25.4)
Total	$2,637.5	$2,510.9	$126.6	5%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Employer Services	$421.8	$407.2	$14.6	4%
PEO Services	46.2	36.7	9.5	26%
Dealer Services	76.0	63.4	12.6	20%
Other	(34.0)	(30.9)	(3.1)
Reconciling items:
Foreign exchange	1.2	(0.7)	1.9
Client fund interest	(74.1)	(48.7)	(25.4)
Cost of capital charge	28.5	28.7	(0.2)
Total	$465.6	$455.7	$9.9	2%

The prior year's reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2013 budgeted foreign exchange rates.  This adjustment is made for management purposes so that the reportable segments' revenues are presented on a consistent basis without the impact of changes in foreign currency exchange rates.  This adjustment is a reconciling item to revenues and earnings from continuing operations before income taxes and is eliminated in consolidation.

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

Employer Services

Revenues

Employer Services' revenues increased $110.1 million, or 6%, to $1,819.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  Revenues for our Employer Services business would have increased approximately 5% without the impact of acquisitions and revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  Revenues increased due to new business started during the first quarter from new business sales growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  Our worldwide client revenue retention rate for the three months ended September 30, 2012 decreased 40 basis points as compared to our rate for the three months ended September 30, 2011.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 3.3% for the three months ended September 30, 2012.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $14.6 million, or 4%, to $421.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  The increase was due to the increase in revenues of $110.1 million discussed above, which was partially offset by an increase in expenses of $95.5 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the three months ended September 30, 2012 due to increases in sales headcount and labor-related costs over the same period prior year levels coupled with the effects of acquisitions.  Overall margin was 23.2% for the three months ended September 30, 2012 as compared to 23.8% for the three months ended September 30, 2011, with approximately 90 basis points of margin decline attributable to acquisitions.

PEO Services

Revenues

PEO Services' revenues increased $51.4 million, or 13%, to $451.9 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.  Such revenues include pass-through costs of $347.7 million for the three months ended September 30, 2012 and $308.3 million for the three months ended September 30, 2011 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to an 11% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $9.5 million, or 26%, to $46.2 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased to 10.2% for the three months ended September 30, 2012 as compared to 9.2% for the three months ended September 30, 2011, resulting from slower growth in pass-through costs.

Dealer Services

Revenues

Dealer Services' revenues increased $37.2 million, or 9%, to $439.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  Excluding the impact of acquisitions completed in fiscal 2012, revenues would have increased approximately 7% due to new clients, improved client retention, and growth in our key products during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The growth in our key products included increased users of our "Drive" and “PFW IntelliDealer” dealer management systems (DMS) solutions, our hosted IP telephony and data services, as well as our digital marketing solutions. We continue to see increased utilization of our credit report and vehicle registration transactions, consistent with the steady improvement of the North American new car market.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $12.6 million, or 20%, to $76.0 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. This increase was due to the increase in revenues of $37.2 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased approximately 150 basis points from 15.8% to 17.3% due to increased operating scale and included approximately 10 basis points of margin improvement related to acquisitions completed in fiscal 2012.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to a $1 million per occurrence retention. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence retention and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity. During the three months ended September 30, 2012 ADP Indemnity paid a premium of $141.4 million to enter into a reinsurance arrangement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2013 policy year up to the $1 million per occurrence retention related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, cash and marketable securities were $1,675.5 million, stockholders' equity was $6,292.7 million, and the ratio of long-term debt-to-equity was 0.3%.  Working capital before funds held for clients and client funds obligations at September 30, 2012 was $855.4 million, as compared to $1,337.0 million at June 30, 2012.  The change in working capital resulted from an increase in obligations under reverse repurchase agreements, an increase in income taxes payable, and a decrease in cash and cash equivalents offset by net favorable changes in the remaining components of working capital.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the three months ended September 30, 2012, and we held approximately $1.7 billion of cash and marketable securities at September 30, 2012.  We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations. Of the cash and cash equivalents, and marketable securities held at September 30, 2012, approximately $0.4 billion are classified as long-term marketable securities and were pledged as collateral by our Canadian subsidiary to engage in reverse repurchase obligations that were subsequently settled as of October 3, 2012. An additional $0.5 billion was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. Our intent is to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our United States operations.

Net cash flows used in operating activities were $65.1 million for the three months ended September 30, 2012, as compared to $316.3 million provided by operating activities for the three months ended September 30, 2011.  The decrease in net cash flows provided by operating activities was due to the payment of a premium of $141.4 million related to our reinsurance arrangement with ACE American Insurance Company, higher pension plan contributions of $50.3 million, an unfavorable change in the net components of working capital and a variance in the timing of tax-related net cash payments of $23.6 million.

Net cash flows provided by investing activities were $715.9 million for the three months ended September 30, 2012, as compared to $5,882.1 million for the three months ended September 30, 2011. The net decrease in cash provided by investing activities is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $5,248.6 million, offset by a decrease in the purchases of corporate and client funds marketable securities of $329.6 million.

Net cash flows used in financing activities were $1,093.3 million for the three months ended September 30, 2012 as compared to $6,315.4 million for the three months ended September 30, 2011.  The decrease in cash used was due to the net change in client funds obligations of $4,716.5 million as a result of the timing of cash received and payments made related to client funds and higher proceeds received from our stock purchase plan and the exercises of stock options. In addition, we also received proceeds of $441.7 million related to reverse repurchase agreements used to pay client fund obligations in the three months ended September 30, 2012. We purchased approximately 3.3 million shares of our common stock at an average price per share of $57.62 during the three months ended September 30, 2012 compared to purchases of 5.3 million shares at an average price per share of $47.58 during the three months ended September 30, 2011.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For the three months ended September 30, 2012 and 2011, the Company’s average borrowings were $3.2 billion and $3.0 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively.  The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2012 approximated two days.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2012 and June 30, 2012 we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have $3.0 billion available to us on a committed basis under these reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.0 billion to us under the committed reverse repurchase agreements.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations.  At September 30, 2012, we had $442.7 million of obligations outstanding related to reverse repurchase agreements. All outstanding reverse repurchase obligations matured by October 3, 2012 and the outstanding obligations were repaid. At June 30, 2012 we had no outstanding obligations under reverse repurchase agreements. For the three months ended September 30, 2012 and 2011, we had average outstanding balances under reverse repurchase agreements of $534.5 million and $496.8 million, respectively, at weighted average interest rates of 0.7% and 0.5%, respectively.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2013. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $1.5 billion five-year credit facility that matures in June 2017 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through September 30, 2012 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.75 billion available to us under the revolving credit agreements.

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

Capital expenditures for continuing operations for the three months ended September 30, 2012 were $32.4 million, as compared to $32.0 million for the three months ended September 30, 2011. Capital expenditures for the fiscal year ending June 30, 2013 are expected to be between $180 million and $200 million as compared to $146.2 million in the fiscal year ended June 30, 2012.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At September 30, 2012, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Federal Farm Credit Banks, Fannie Mae, and Freddie Mac.

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

We have established credit quality, maturity, and exposure limits for our investments.  The minimum allowed credit rating at time of purchase for corporate and Canadian provincial bonds is BBB, for asset-backed is AAA, and for municipal bonds is A.  The maximum maturity at time of purchase for BBB rated securities is 5 years, for single A rated securities is 7 years, and for AA rated and AAA rated securities is 10 years.  Commercial paper must be rated A1/P1.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended September 30,
	2012	2011
Average investment balances at cost:
Corporate investments	$4,983.3	$4,862.9
Funds held for clients	16,080.7	15,173.3
Total	$21,064.0	$20,036.2
Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	1.9%	2.4%
Funds held for clients	2.7%	3.2%
Total	2.5%	3.0%

Realized gains on available-for-sale securities	$4.9	$4.3
Realized losses on available-for-sale securities	(0.4)	(0.3)
Net realized gains on available-for-sale securities	$4.5	$4.0

	September 30, 2012	June 30, 2012
Net unrealized pre-tax gains on
available-for-sale securities	$806.0	$710.5
Total available-for-sale securities at fair value	$18,417.0	$18,093.4

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased 50 basis points, from 3.0% for the three months ended September 30, 2011 to 2.5% for the three months ended September 30, 2012.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $10 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2013.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2013.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limited credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 84% of our available-for-sale securities held a AAA or AA rating at September 30, 2012.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position or cash flows.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at September 30, 2012 or June 30, 2012.

During the three months ended September 30, 2012 and 2011, Dealer Services earned 11.3% and 12.0%, respectively, of its segment revenues from one client. The Company did not have any customers that individually accounted for more than 10% of the Company's consolidated revenue from continuing operations.

New Accounting Pronouncements

In July 2012, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The Company has elected to present net income and other comprehensive income on two separate, but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In July 2012, the Company adopted ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that the fair value of a reporting unit is less than its carrying value based upon the qualitative assessment, it is necessary to perform the currently prescribed two-step goodwill impairment test. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated results of operations, financial condition, other comprehensive income, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1, 2012
to July 31, 2012	654,102	$55.93	641,500	34,338,152
August 1, 2012
to August 31, 2012	1,770,100	$57.78	1,770,100	32,568,052
September 1, 2012
to September 30, 2012	920,000	$58.48	920,000	31,648,052
Total	3,344,202		3,331,600

(1)  During the three months ended September 30, 2012, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 12,602 shares during July 2012 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 2, 2012	/s/ Christopher R. Reidy Christopher R. Reidy

Chief Financial Officer (Title)