Form 10-Q
period 2012-12-31
AUTOMATIC DATA PROCESSING INC
filed 2013-02-06
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 485,017,174.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,183.4	$2,041.7	$4,265.3	$4,032.8
Interest on funds held for clients	101.7	117.9	208.4	239.8
PEO revenues (A)	462.7	411.1	911.6	809.0
TOTAL REVENUES	2,747.8	2,570.7	5,385.3	5,081.6

EXPENSES:
Costs of revenues:
Operating expenses	1,401.6	1,304.2	2,769.1	2,593.9
Systems development and programming costs	159.9	147.3	316.2	295.2
Depreciation and amortization	62.8	62.2	125.6	125.0
TOTAL COSTS OF REVENUES	1,624.3	1,513.7	3,210.9	3,014.1

Selling, general and administrative expenses	624.7	574.9	1,236.1	1,161.8
Interest expense	3.0	2.1	6.1	4.2
TOTAL EXPENSES	2,252.0	2,090.7	4,453.1	4,180.1

Other income, net	(33.0)	(96.2)	(62.2)	(130.4)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	528.8	576.2	994.4	1,031.9

Provision for income taxes	176.8	203.4	340.0	358.7
NET EARNINGS FROM CONTINUING OPERATIONS	$352.0	$372.8	$654.4	$673.2

EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	62.3	3.5	66.8	7.1
Provision for income taxes	23.4	1.3	25.1	2.6
NET EARNINGS FROM DISCONTINUED OPERATIONS	$38.9	$2.2	$41.7	$4.5

NET EARNINGS	$390.9	$375.0	$696.1	$677.7

Basic Earnings Per Share from Continuing Operations	$0.73	$0.77	$1.36	$1.38
Basic Earnings Per Share from Discontinued Operations	0.08	—	0.09	0.01
BASIC EARNINGS PER SHARE	$0.81	$0.77	$1.44	$1.39

Diluted Earnings Per Share from Continuing Operations	$0.72	$0.76	$1.34	$1.37
Diluted Earnings Per Share from Discontinued Operations	0.08	—	0.09	0.01
DILUTED EARNINGS PER SHARE	$0.80	$0.76	$1.43	$1.38

Basic weighted average shares outstanding	482.1	486.7	482.8	487.3
Diluted weighted average shares outstanding	486.8	492.4	487.7	492.8

Dividends declared per common share	$0.435	$0.395	$0.830	$0.755
(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $5,410.9 and $4,810.4 for the three months ended December 31, 2012 and 2011, respectively, and $9,936.7 and $8,745.7 for the six months ended December 31, 2012 and 2011, respectively.
See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net earnings	$390.9	$375.0	$696.1	$677.7

Other comprehensive income:
Currency translation adjustments	16.0	(34.4)	68.5	(109.7)
Unrealized net (losses)/gains on available-for-sale securities	(78.8)	(48.3)	21.2	126.2
Reclassification of net (gains) on available-for-sale securities to net earnings	(9.3)	(8.2)	(13.8)	(12.2)
Reclassification of pension liability adjustment to net earnings	7.9	3.7	15.8	7.7
Other comprehensive (loss)/income, before tax	(64.2)	(87.2)	91.7	12.0
Tax benefit (provision)	29.0	20.2	(7.7)	(39.6)
Other comprehensive (loss)/income, net of tax	(35.2)	(67.0)	84.0	(27.6)

Comprehensive income	$355.7	$308.0	$780.1	$650.1

See notes to the consolidated financial statement

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
Assets	2012	2012
Current assets:
Cash and cash equivalents (A)	$1,390.9	$1,548.1
Short-term marketable securities (A)	43.9	30.4
Accounts receivable, net	1,604.1	1,391.7
Other current assets	754.5	631.6
Assets held for sale	—	6.7
Assets of discontinued operations	—	125.0
Total current assets before funds held for clients	3,793.4	3,733.5
Funds held for clients	23,759.0	21,539.1
Total current assets	27,552.4	25,272.6
Long-term marketable securities	82.4	86.9
Long-term receivables, net	135.6	129.8
Property, plant and equipment, net	712.9	706.3
Other assets	1,075.4	871.5
Goodwill	3,100.7	3,062.0
Intangible assets, net	670.6	688.3
Total assets	$33,330.0	$30,817.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$141.4	$167.4
Accrued expenses and other current liabilities	1,163.6	1,062.5
Accrued payroll and payroll-related expenses	524.5	597.0
Dividends payable	206.5	188.4
Short-term deferred revenues	298.4	312.9
Obligations under reverse repurchase agreements	13.5	—
Income taxes payable	25.9	39.3
Liabilities of discontinued operations	—	29.0
Total current liabilities before client funds obligations	2,373.8	2,396.5
Client funds obligations	23,064.7	20,856.2
Total current liabilities	25,438.5	23,252.7
Long-term debt	15.8	16.8
Other liabilities	610.1	585.9
Deferred income taxes	385.7	381.5
Long-term deferred revenues	484.6	466.5
Total liabilities	26,934.7	24,703.4

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at December 31, 2012 and June 30, 2012; outstanding, 484.7 and 484.2 shares at December 31, 2012 and June 30, 2012, respectively	63.9	63.9
Capital in excess of par value	439.8	486.4
Retained earnings	12,732.0	12,438.3
Treasury stock - at cost: 154.0 and 154.5 shares at December 31, 2012 and June 30, 2012, respectively	(7,154.6)	(7,104.8)
Accumulated other comprehensive income	314.2	230.2
Total stockholders’ equity	6,395.3	6,114.0
Total liabilities and stockholders’ equity	$33,330.0	$30,817.4
(A) As of December 31, 2012, $13.4 million of short-term marketable securities and $0.1 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 11).
See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$696.1	$677.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	155.6	157.1
Deferred income taxes	2.6	6.1
Stock-based compensation expense	41.9	45.5
Net pension expense	21.8	18.3
Net realized gain from the sales of marketable securities	(13.8)	(12.2)
Net amortization of premiums and accretion of discounts on available-for-sale securities	37.9	27.2
Impairment losses on available-for-sale securities	—	5.8
Gain on sale of assets	—	(66.0)
Gains on sales of buildings	(2.2)	—
Gain on sale of discontinued businesses, net of tax	(36.7)	—
Other	13.7	0.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase)/decrease in accounts receivable	(210.7)	3.8
Increase in other assets	(328.2)	(122.7)
Decrease in accounts payable	(29.1)	(16.4)
Increase in accrued expenses and other liabilities	33.1	20.4
Operating activities of discontinued operations	1.4	2.6
Net cash flows provided by operating activities	383.4	747.9

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,160.4)	(2,233.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,837.2	2,031.7
Net (increase)/decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(1,856.4)	1,997.6
Capital expenditures	(75.3)	(66.6)
Additions to intangibles	(59.0)	(51.2)
Acquisitions of businesses, net of cash acquired	(0.7)	(176.3)
Proceeds from the sale of property, plant, and equipment and other assets	10.0	66.0
Investing activities of discontinued operations	(0.6)	—
Proceeds from the sale of businesses included in discontinued operations	161.4	—
Net cash flows (used in) provided by investing activities	(2,143.8)	1,568.1

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	2,143.9	(1,805.2)
Payments of debt	(8.7)	(1.0)
Repurchases of common stock	(306.9)	(297.9)
Proceeds from stock purchase plan and exercises of stock options	129.5	118.2
Dividends paid	(384.3)	(353.9)
Net proceeds from reverse repurchase agreements	13.5	—
Net cash flows provided by (used in) financing activities	1,587.0	(2,339.8)

Effect of exchange rate changes on cash and cash equivalents	16.2	(34.3)

Net change in cash and cash equivalents	(157.2)	(58.1)

Cash and cash equivalents of continuing operations, beginning of period	1,548.1	1,389.4

Cash and cash equivalents of continuing operations, end of period	$1,390.9	$1,331.3
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

Note 3.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31,
2012
Net earnings from continuing operations	$352.0			$352.0
Weighted average shares (in millions)	482.1	3.2	1.5	486.8
EPS from continuing operations	$0.73			$0.72
2011
Net earnings from continuing operations	$372.8			$372.8
Weighted average shares (in millions)	486.7	4.1	1.6	492.4
EPS from continuing operations	$0.77			$0.76
Six Months Ended December 31,
2012
Net earnings from continuing operations	$654.4			$654.4
Weighted average shares (in millions)	482.8	3.5	1.4	487.7
EPS from continuing operations	$1.36			$1.34
2011
Net earnings from continuing operations	$673.2			$673.2
Weighted average shares (in millions)	487.3	4.0	1.5	492.8
EPS from continuing operations	$1.38			$1.37

Options to purchase 0.9 million and 0.6 million shares of common stock for the three months ended December 31, 2012 and 2011, respectively, and 0.9 million and zero shares of common stock for the six months ended December 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4.  Other Income, net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Interest income on corporate funds	$(21.5)	$(27.2)	$(45.3)	$(56.8)
Realized gains on available-for-sale securities	(9.8)	(14.8)	(14.6)	(19.1)
Realized losses on available-for-sale securities	0.5	6.6	0.8	6.9
Impairment losses on available-for-sale securities	—	5.8	—	5.8
Gains on sales of buildings	(2.2)	—	(2.2)	—
Gain on sale of assets	—	(66.0)	—	(66.0)
Other, net	—	(0.6)	(0.9)	(1.2)
Other income, net	$(33.0)	$(96.2)	$(62.2)	$(130.4)

During the three months ended December 31, 2012, the Company completed the sale of two buildings that were previously classified as assets held for sale on the Consolidated Balance Sheets and, as a result, recorded gains of $2.2 million in other income, net, on the Statements of Consolidated Earnings for the three and six months ended December 31, 2012.

During the three months ended December 31, 2011, the Company sold assets related to rights and obligations to resell a third-party expense management platform, and, as a result recorded a gain of $66.0 million in other income, net, on the Statements of Consolidated Earnings for the three and six months ended December 31, 2011.

At December 31, 2011, the Company concluded that it had the intent to sell certain available-for-sale securities with unrealized losses of $5.8 million. As such, the Company recorded an impairment charge of $5.8 million in other income, net, on the Statements of Consolidated Earnings for the three and six months ended December 31, 2011. As of December 31, 2012, all such securities had been sold.

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

The Company did not acquire any businesses during the six months ended December 31, 2012.

The Company acquired five businesses during the six months ended December 31, 2011 for approximately $229.1 million, net of cash acquired. These acquisitions resulted in approximately $149.5 million of goodwill. Intangible assets acquired, which total approximately $71.3 million for these five acquisitions, included customer contracts and lists, software, and trademarks that are being amortized over a weighted average life of approximately 11 years. The Company finalized the purchase price allocation for these five acquisitions during the six months ended December 31, 2012 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect final information received. As of December 31, 2012, the Company has accrued certain liabilities representing the estimated fair value of contingent consideration expected to be payable for certain specific performance metrics.

In addition, the Company made contingent payments relating to previously consummated acquisitions of $0.5 million during the six months ended December 31, 2012.

Note 6. Divestitures

On December 17, 2012, the Company completed the sale of its Taxware Enterprise Service business ("Taxware") for a pre-tax gain of $58.8 million, less costs to sell, and recorded such gain within earnings from discontinued operations on the Statements of Consolidated Earnings. In connection with the disposal of Taxware, the Company has classified the results of this business as discontinued operations for all periods presented. Taxware was previously reported in the Employer Services segment.

Operating results for discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$10.8	$12.3	$23.7	$23.9

Earnings from discontinued operations before income taxes	3.5	3.5	8.0	7.1
Provision for income taxes	1.3	1.3	3.0	2.6
Net earnings from discontinued operations before gain on disposal of discontinued operations	2.2	2.2	5.0	4.5

Gain on disposal of discontinued operations, less costs to sell	58.8	—	58.8	—
Provision for income taxes	22.1	—	22.1	—
Net gain on disposal of discontinued operations	36.7	—	36.7	—

Net earnings from discontinued operations	$38.9	$2.2	$41.7	$4.5

There were no assets or liabilities of discontinued operations as of December 31, 2012. The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2012:

June 30, 2012
Assets:
Accounts receivable, net	$7.6
Goodwill	93.3
Intangible assets, net	22.9
Other assets	1.2

Total assets	$125.0

Liabilities:
Accounts payable	$0.4
Accrued expenses and other current liabilities	0.1
Accrued payroll and payroll related expenses	2.3
Deferred Revenues	22.7
Deferred Income Taxes	3.5

Total liabilities	$29.0

Note 7.  Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2012 and June 30, 2012 were as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$6,819.9	$—	$—	$6,819.9
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,541.9	251.8	(1.2)	6,792.5
Corporate bonds	7,055.9	301.3	(1.3)	7,355.9
Canadian provincial bonds	660.1	36.3	(0.2)	696.2
Asset-backed securities	772.8	13.4	(0.2)	786.0
Municipal bonds	523.9	29.2	(0.4)	552.7
Canadian government obligations and Canadian government agency obligations	1,040.1	17.6	(1.3)	1,056.4
Other securities	1,143.7	73.1	(0.2)	1,216.6

Total available-for-sale securities	17,738.4	722.7	(4.8)	18,456.3

Total corporate investments and funds held for clients	$24,558.3	$722.7	$(4.8)	$25,276.2

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of issue:
Money market securities and other cash equivalents	$5,111.1	$—	$—	$5,111.1
Available-for-sale securities:
U.S. Treasury and direct obligations of U.S. government agencies	6,413.8	260.9	(0.1)	6,674.6
Corporate bonds	7,097.2	272.3	(1.5)	7,368.0
Canadian provincial bonds	620.8	35.4	(0.3)	655.9
Asset-backed securities	533.9	14.5	—	548.4
Municipal bonds	522.0	31.0	(0.1)	552.9
Canadian government obligations and Canadian government agency obligations	994.2	23.4	(0.6)	1,017.0
Other securities	1,201.0	75.7	(0.1)	1,276.6

Total available-for-sale securities	17,382.9	713.2	(2.7)	18,093.4

Total corporate investments and funds held for clients	$22,494.0	$713.2	$(2.7)	$23,204.5

At December 31, 2012, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Federal National Mortgage Association ("Fannie Mae"), and Federal Home Loan Mortgage Corporation ("Freddie Mac") with fair values of $4,509.2 million, $1,303.7 million, $289.3 million, and $129.1 million, respectively.  At June 30, 2012, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks, Federal Farm Credit Banks, Fannie Mae, and Freddie Mac with fair values of $4,189.1 million, $1,134.1 million, $428.6 million, and $384.6 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's and AA+, as rated by Standard & Poor's and has maturities ranging from January 2013 through December 2022. Corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2013 to December 2022.

At December 31, 2012, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, auto loan receivables, and rate reduction with fair values of $509.4 million, $172.9 million, and $103.4 million, respectively.  At June 30, 2012, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, auto loan receivables, and rate reduction with fair values of $323.0 million, $85.1 million, and $140.0 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2012.

At December 31, 2012, other securities and their fair value primarily represent: AA and AAA rated supranational bonds of $438.2 million, AA and AAA rated sovereign bonds of $411.8 million, AAA rated commercial mortgage-backed securities of $222.8 million, and AA rated mortgage-backed securities of $121.5 million that are guaranteed by Fannie Mae and Freddie Mac. At June 30, 2012, other securities and their fair value primarily represent: AAA rated supranational bonds of $427.7 million, AA and AAA rated sovereign bonds of $405.0 million, AAA rated commercial mortgage-backed securities of $282.3 million, and AA rated mortgage-backed securities of $135.3 million that are guaranteed by Fannie Mae and Freddie Mac. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2012	2012
Corporate investments:
Cash and cash equivalents	$1,390.9	$1,548.1
Short-term marketable securities	43.9	30.4
Long-term marketable securities	82.4	86.9
Total corporate investments	$1,517.2	$1,665.4

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2012	2012
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$5,429.0	$3,563.0
Restricted short-term marketable securities held to satisfy client funds obligations	2,071.0	2,954.1
Restricted long-term marketable securities held to satisfy client funds obligations	16,259.0	15,022.0
Total funds held for clients	$23,759.0	$21,539.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $23,064.7 million and $20,856.2 million as of December 31, 2012 and June 30, 2012, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 84% of the available-for-sale securities held a AAA or AA rating at December 31, 2012, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at December 31, 2012.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2012, are as follows:

	Unrealized losses less than 12 months	Fair market value less than 12 months	Unrealized losses greater than 12 months	Fair market value greater than 12 months	Total gross unrealized losses	Total fair market value
U.S. Treasury and direct obligations of U.S. government agencies	$(1.2)	$439.3	$—	$—	$(1.2)	$439.3
Corporate bonds	(1.3)	248.0	—	—	(1.3)	248.0
Canadian provincial bonds	(0.2)	35.5	—	—	(0.2)	35.5
Asset-backed securities	(0.2)	126.4	—	—	(0.2)	126.4
Municipal bonds	(0.4)	45.9	—	—	(0.4)	45.9
Canadian government obligations and Canadian government agency obligations	(1.3)	280.9	—	—	(1.3)	280.9
Other securities	(0.2)	33.3	—	—	(0.2)	33.3
	$(4.8)	$1,209.3	$—	$—	$(4.8)	$1,209.3

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2012 are as follows:

	Unrealized losses less than 12 months	Fair market value less than 12 months	Unrealized losses greater than 12 months	Fair market value greater than 12 months	Total gross unrealized losses	Total fair market value
U.S. Treasury and direct obligations of U.S. government agencies	$(0.1)	$43.6	$—	$—	$(0.1)	$43.6
Corporate bonds	(1.1)	234.8	(0.4)	20.2	(1.5)	255.0
Canadian provincial bonds	(0.3)	58.5	—	—	(0.3)	58.5
Asset-backed securities	—	13.6	—	—	—	13.6
Municipal bonds	(0.1)	22.8	—	—	(0.1)	22.8
Canadian government obligations and Canadian government agency obligations	(0.6)	209.4	—	—	(0.6)	209.4
Other securities	(0.1)	26.3	—	—	(0.1)	26.3
	$(2.3)	$609.0	$(0.4)	$20.2	$(2.7)	$629.2

Expected maturities of available-for-sale securities at December 31, 2012 are as follows:

Due in one year or less	$2,114.8
Due after one year to two years	2,082.8
Due after two years to three years	4,703.1
Due after three years to four years	3,317.8
Due after four years	6,237.8

Total available-for-sale securities	$18,456.3

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

The following table presents the Company's assets measured at fair value on a recurring basis at December 31, 2012.  Included in the table are available-for-sale securities within corporate investments of $126.3 million and funds held for clients of $18,330.0 million. Refer to Note 7 for additional disclosure in relation to corporate investments and funds held for clients.

	Level 1	Level 2	Level 3	Total
U.S. Treasury and direct obligations of U.S. government agencies	$—	$6,792.5	$—	$6,792.5
Corporate bonds	—	7,355.9	—	7,355.9
Canadian provincial bonds	—	696.2	—	696.2
Asset-backed securities	—	786.0	—	786.0
Municipal bonds	—	552.7	—	552.7
Canadian government obligations and Canadian government agency obligations	—	1,056.4	—	1,056.4
Other securities	16.7	1,199.9	—	1,216.6
Total available-for-sale securities	$16.7	$18,439.6	$—	$18,456.3

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2012. Included in the table are available-for-sale securities within corporate investments of $117.3 million and funds held for clients of $17,976.1 million.

	Level 1	Level 2	Level 3	Total
U.S. Treasury and direct obligations of U.S. government agencies	$—	$6,674.6	$—	$6,674.6
Corporate bonds	—	7,368.0	—	7,368.0
Canadian provincial bonds	—	655.9	—	655.9
Asset-backed securities	—	548.4	—	548.4
Municipal bonds	—	552.9	—	552.9
Canadian government obligations and Canadian government agency obligations	—	1,017.0	—	1,017.0
Other securities	20.6	1,256.0	—	1,276.6
Total available-for-sale securities	$20.6	$18,072.8	$—	$18,093.4

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

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	December 31, 2012		June 30, 2012
	Current	Long-term	Current	Long-term
Trade receivables	$1,573.1	$—	$1,355.7	$—
Notes receivable	90.2	152.4	89.1	145.5
Less:
Allowance for doubtful accounts - trade receivables	(46.2)	—	(40.7)	—
Allowance for doubtful accounts - notes receivable	(5.9)	(9.9)	(5.4)	(8.8)
Unearned income - notes receivable	(7.1)	(6.9)	(7.0)	(6.9)
	$1,604.1	$135.6	$1,391.7	$129.8

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

	December 31, 2012
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.7	$1.2	$0.7	$1.2
Non-specific Reserve	89.5	151.2	5.2	8.7
	$90.2	$152.4	$5.9	$9.9

	June 30, 2012
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific Reserve	$0.4	$0.6	$0.4	$0.6
Non-specific Reserve	88.7	144.9	5.0	8.2
	$89.1	$145.5	$5.4	$8.8

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2012	$5.4	$8.8
Incremental provision	0.8	1.3
Recoveries and other	—	0.2
Chargeoffs	(0.3)	(0.4)
Balance at December 31, 2012	$5.9	$9.9

The allowance for doubtful accounts as a percentage of notes receivable was approximately 7% as of December 31, 2012 and 6% as of June 30, 2012.

Notes receivable aged over 30 days past due are considered delinquent.  Notes receivable aged over 60 days past due and notes receivable with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status.  Cash payments received on non-accrual receivables are applied towards the principal.  When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.  At December 31, 2012, the Company had $1.9 million in notes receivable on non-accrual status, including $0.6 million of notes receivable aged over 60 days past due. At June 30, 2012, the Company had $0.4 million in notes receivable on non-accrual status, including $0.1 million of notes receivable aged over 60 days past due.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated.

The aging of the notes receivable past due at December 31, 2012 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivable	$2.2	$0.6

At December 31, 2012, approximately 99% of notes receivable are current.

The aging of the notes receivable past due at June 30, 2012 is as follows:

	Over 30 days to 60 days	Over 60 days
Notes Receivable	$0.7	$0.1

At June 30, 2012, approximately 100% of notes receivable are current.

Note 10.  Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended December 31, 2012 are as follows:

	Employer Services	PEO Services	Dealer Services	Total
Balance at June 30, 2012	$1,887.6	$4.8	$1,169.6	$3,062.0
Additions and other adjustments, net	(0.4)	—	0.8	0.4
Currency translation adjustments	23.0	—	15.3	38.3
Balance at December 31, 2012	$1,910.2	$4.8	$1,185.7	$3,100.7

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2012	2012
Intangible assets:
Software and software licenses	$1,472.5	$1,410.9
Customer contracts and lists	846.2	832.7
Other intangibles	241.8	241.6
	2,560.5	2,485.2
Less accumulated amortization:
Software and software licenses	(1,199.7)	(1,145.8)
Customer contracts and lists	(511.7)	(479.1)
Other intangibles	(178.5)	(172.0)
	(1,889.9)	(1,796.9)
Intangible assets, net	$670.6	$688.3

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 7 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets was $41.4 million and $42.3 million for the three months ended December 31, 2012 and 2011, respectively, and totaled $83.4 million and $84.6 million for the six months ended December 31, 2012 and 2011, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2013	$82.8
Twelve months ending June 30, 2014	$144.6
Twelve months ending June 30, 2015	$112.7
Twelve months ending June 30, 2016	$76.4
Twelve months ending June 30, 2017	$62.2
Twelve months ending June 30, 2018	$38.1

Note 11.  Short-term Financing

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2013.  In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $1.5 billion five-year credit facility that matures in June 2017 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2012 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.   The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At December 31, 2012 and June 30, 2012, the Company had no commercial paper outstanding.  For the three months ended December 31, 2012 and 2011, the Company’s average borrowings were $3.7 billion and $3.3 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively. For the six months ended December 31, 2012 and 2011, the Company's average borrowings were $3.5 billion and $3.2 billion, respectively, at weighted average interest rate of 0.2% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2012 approximated three and two days, respectively.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements are collateralized principally by government and government agency securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $3.0 billion available to it on a committed basis under these reverse repurchase agreements.   At December 31, 2012, the Company had $13.5 million of obligations outstanding related to reverse repurchase agreements. All outstanding reverse repurchase obligations matured by January 2, 2013 and the outstanding obligations were repaid. At June 30, 2012, there were no outstanding obligations under reverse repurchase agreements. For the three months ended December 31, 2012 and 2011, the Company had average outstanding balances under reverse repurchase agreements of $416.8 million and $271.5 million, respectively, at weighted average interest rates of 0.7% and 0.7%, respectively. For the six months ended December 31, 2012 and 2011, the Company has average outstanding balances under reverse repurchase agreements of $475.7 million and $384.2 million, respectively, at weighted average interest rates of 0.7% and 0.5%, respectively.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 2.0 million shares in the three months ended December 31, 2012 as compared to 0.9 million shares repurchased in the three months ended December 31, 2011 and the Company repurchased 5.4 million shares in the six months ended December 31, 2012 as compared to 6.2 million shares repurchased in the six months ended December 31, 2011. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Stock-based compensation expense of $24.3 million and $27.1 million was recognized in earnings for the three months ended December 31, 2012 and 2011, respectively, as well as related tax benefits of $9.2 million and $10.0 million, respectively. Stock-based compensation expense of $41.9 million and $45.5 million was recognized in earnings for the six months ended December 31, 2012 and 2011, respectively, as well as related tax benefits of $15.7 million and $16.8 million, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Operating expenses	$4.7	$4.5	$7.6	$7.5
Selling, general and administrative expenses	15.8	18.9	27.6	31.6
System development and programming costs	3.8	3.7	6.7	6.4
Total pretax stock-based compensation expense	$24.3	$27.1	$41.9	$45.5

As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards amounted to $4.9 million and $93.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years and 1.7 years, respectively.

During the six months ended December 31, 2012, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2012	16,187	$41
Options granted	33	$58
Options exercised	(2,859)	$38
Options canceled	(145)	$40
Options outstanding at December 31, 2012	13,216	$41

Performance-Based Restricted Stock:

Number of Shares (in thousands)
Restricted shares outstanding at July 1, 2012	1,474
Restricted shares granted	544
Restricted shares vested	(6)
Restricted shares forfeited	(139)
Restricted shares outstanding at December 31, 2012	1,873

Time-Based Restricted Stock:

Number of Shares (in thousands)
Restricted shares outstanding at July 1, 2012	358
Restricted shares granted	1,146
Restricted shares vested	(39)
Restricted shares forfeited	(13)
Restricted shares outstanding at December 31, 2012	1,452

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Six Months Ended
	December 31,
	2012	2011
Risk-free interest rate	0.8%	1.0%
Dividend yield	2.7%	3.0% - 3.1%
Weighted average volatility factor	24.4%	24.9% - 25.7%
Weighted average expected life (in years)	5.3	5.2
Weighted average fair value (in dollars)	$8.90	$7.00

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Service cost – benefits earned during the period	$16.8	$14.3	$33.6	$28.6
Interest cost on projected benefits	13.8	15.5	27.5	31.0
Expected return on plan assets	(27.4)	(24.4)	(54.8)	(48.8)
Net amortization and deferral	7.7	3.7	15.5	7.5
Net pension expense	$10.9	$9.1	$21.8	$18.3

During the six months ended December 31, 2012, the Company contributed $130.1 million to the pension plans and expects to contribute approximately $4.2 million during the remainder of the fiscal year ended June 30, 2013.

Note 13.  Income Taxes

The effective tax rate for the three months ended December 31, 2012 and 2011 was 33.4% and 35.3%, respectively.  The decrease in the effective tax rate is due to a reduction in foreign taxes and the availability of foreign tax credits during the three month period ended December 31, 2012.

The effective tax rate for the six months ended December 31, 2012 and 2011 was 34.2% and 34.8%, respectively.  The decrease in the effective tax rate is due to a reduction in foreign taxes and the availability of foreign tax credits during the six month period ended December 31, 2012, partially offset by the expiration of certain statutes of limitation during the six month period ended December 31, 2011.

Note 14.  Commitments and Contingencies

On July 18, 2011, athenahealth, Inc. filed a patent infringement lawsuit against ADP AdvancedMD, Inc. (“ADP AdvancedMD”), a subsidiary of the Company, seeking monetary damages, injunctive relief, and costs.  The allegations include a claim that ADP AdvancedMD's activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe a patent owned by athenahealth, Inc.  The parties are currently engaged in the discovery process.  The Company believes that it has meritorious defenses to this lawsuit and continues to vigorously defend itself against the allegations.

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

Note 15.  Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at December 31, 2012 or June 30, 2012.

Note 16. Interim Financial Data by Segment

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Employer Services	$1,907.7	$1,782.0	$3,726.7	$3,490.9
PEO Services	465.7	413.8	917.6	814.4
Dealer Services	449.8	406.9	889.6	809.5
Other	0.4	1.5	1.2	4.2
Reconciling items:
Foreign exchange	13.3	23.5	13.4	68.3
Client fund interest	(89.1)	(57.0)	(163.2)	(105.7)
	$2,747.8	$2,570.7	$5,385.3	$5,081.6

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Employer Services	$485.0	$441.0	$906.8	$848.2
PEO Services	49.8	42.5	96.0	79.1
Dealer Services	86.2	70.7	162.2	134.1
Other	(33.6)	50.6	(67.6)	19.8
Reconciling items:
Foreign exchange	2.0	0.6	3.2	(0.1)
Client fund interest	(89.1)	(57.0)	(163.2)	(105.7)
Cost of capital charge	28.5	27.8	57.0	56.5
	$528.8	$576.2	$994.4	$1,031.9

During the three months ended December 31, 2012 and 2011, Dealer Services earned 12.4% and 10.4%, respectively, and earned 11.9% and 11.2% for the six months ended December 31, 2012 and 2011, respectively, of its segment revenues from one client. The Company did not have any customers that individually accounted for more than 10% of the Company's consolidated revenue from continuing operations.

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

RESULTS OF OPERATIONS

Executive Overview

As we execute against our strategic pillars and focus on driving innovation, service excellence, and building talent, our results continue to reflect the strength and resilience of our underlying business model. Our focus on product innovation and our investment in sales associate headcount has led to growth in new business sales and solid revenue retention across our business segments. Our business segments have continued to perform well, driving solid revenue growth and pre-tax margin expansion, and we also remain pleased with the continued strength in our same-store-sales growth. We continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balances. Despite the negative impact to our margins from our recently completed strategic acquisitions, we remain pleased with their current performance, including their positive contribution to our revenue growth. Our financial condition and balance sheet remain solid at December 31, 2012, with cash and cash equivalents and marketable securities of $1.5 billion.

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

Analysis of Consolidated Operations

	Three Months Ended
	December 31,
	2012	2011	$ Change	% Change

Total revenues	$2,747.8	$2,570.7	$177.1	7%

Costs of revenues:
Operating expenses	$1,401.6	$1,304.2	$97.4	7%
Systems development and programming costs	159.9	147.3	12.6	9%
Depreciation and amortization	62.8	62.2	0.6	1%
Total costs of revenues	$1,624.3	$1,513.7	$110.6	7%

Selling, general and administrative costs	$624.7	$574.9	$49.8	9%
Interest expense	3.0	2.1	0.9	43%
Total expenses	$2,252.0	$2,090.7	$161.3	8%

Other income, net	$(33.0)	$(96.2)	$(63.2)	(66)%

Earnings from continuing operations before income taxes	$528.8	$576.2	$(47.4)	(8)%
Margin	19%	22%

Provision for income taxes	$176.8	$203.4	$(26.6)	(13)%
Effective tax rate	33.4%	35.3%

Net earnings from continuing operations	$352.0	$372.8	$(20.8)	(6)%

Diluted earnings per share from continuing operations	$0.72	$0.76	$(0.04)	(5)%

	Six Months Ended
	December 31,
	2012	2011	$ Change	% Change

Total revenues	$5,385.3	$5,081.6	$303.7	6%

Costs of revenues:
Operating expenses	$2,769.1	$2,593.9	$175.2	7%
Systems development and programming costs	316.2	295.2	21.0	7%
Depreciation and amortization	125.6	125.0	0.6	—%
Total costs of revenues	$3,210.9	$3,014.1	$196.8	7%

Selling, general and administrative costs	$1,236.1	$1,161.8	$74.3	6%
Interest expense	6.1	4.2	1.9	45%
Total expenses	$4,453.1	$4,180.1	$273.0	7%

Other income, net	$(62.2)	$(130.4)	$(68.2)	(52)%

Earnings from continuing operations before income taxes	$994.4	$1,031.9	$(37.5)	(4)%
Margin	18%	20%

Provision for income taxes	$340.0	$358.7	$(18.7)	(5)%
Effective tax rate	34.2%	34.8%

Net earnings from continuing operations	$654.4	$673.2	$(18.8)	(3)%

Diluted earnings per share from continuing operations	$1.34	$1.37	$(0.03)	(2)%

Total Revenues

Total revenues increased $177.1 million, or 7%, to $2,747.8 million for the three months ended December 31, 2012, from $2,570.7 million for the three months ended December 31, 2011, due to an increase in revenues in Employer Services of 7%, or $125.7 million, to $1,907.7 million, an increase in revenues in PEO Services of 13%, or $51.9 million, to $465.7 million, and an increase in revenues in Dealer Services of 11%, or $42.9 million, to $449.8 million.  Total revenues would have increased approximately 6% without the impact of acquisitions completed in fiscal 2012 and the impact to revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  In addition, revenues decreased $11.6 million due to changes in foreign currency exchange rates.

Total revenues for the three months ended December 31, 2012 include interest on funds held for clients of $101.7 million, as compared to $117.9 million for the three months ended December 31, 2011.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.4% during the three months ended December 31, 2012 as compared to 3.0% for the three months ended December 31, 2011, partially offset by an increase in our average client funds balance of 9%, to $17.0 billion, for the three months ended December 31, 2012.

Total revenues increased $303.7 million, or 6%, to $5,385.3 million for the six months ended December 31, 2012, from $5,081.6 million for the six months ended December 31, 2011, due to an increase in revenues in Employer Services of 7%, or $235.8 million, to $3,726.7 million, an increase in revenues in PEO Services of 13%, or $103.2 million, to $917.6 million, and an increase in revenues in Dealer Services of 10%, or $80.1 million, to $889.6 million.  Total revenues would have increased approximately 5% without the impact of acquisitions completed in fiscal 2012 and the impact to revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  In addition, revenues decreased $58.3 million due to changes in foreign currency exchange rates.

Total revenues for the six months ended December 31, 2012 include interest on funds held for clients of $208.4 million, as compared to $239.8 million for the six months ended December 31, 2011.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.5% during the six months ended December 31, 2012 as compared to 3.1% for the six months ended December 31, 2011, partially offset by an increase in our average client funds balance of 8%, to $16.5 billion, for the six months ended December 31, 2012.

Total Expenses

Our total expenses increased $161.3 million, or 8%, to $2,252.0 million for the three months ended December 31, 2012, from $2,090.7 million for the three months ended December 31, 2011.  The increase in our consolidated expenses was due to an increase in operating expenses of $97.4 million, an increase in selling, general and administrative expenses of $49.8 million, and an increase in systems development and programming costs of $12.6 million.  Total expenses would have increased approximately 6% without the impact of acquisitions completed in fiscal 2012.

Our total expenses increased $273.0 million, or 7%, to $4,453.1 million for the six months ended December 31, 2012, from $4,180.1 million for the six months ended December 31, 2011.  The increase in our consolidated expenses was due to an increase in operating expenses of $175.2 million, an increase in selling, general and administrative expenses of $74.3 million, and an increase in systems development and programming costs of $21.0 million.  Total expenses would have increased approximately 5% without the impact of acquisitions completed in fiscal 2012.

Our total costs of revenues increased $110.6 million, or 7% to $1,624.3 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, due to an increase in operating expenses of $97.4 million and an increase in systems development and programming costs of $12.6 million.

Our total costs of revenues increased $196.8 million, or 7% to $3,210.9 million for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011, due to an increase in operating expenses of $175.2 million and an increase in systems development and programming costs of $21.0 million.

Operating expenses increased $97.4 million, or 7%, for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $353.8 million for the three months ended December 31, 2012, which included costs for benefits coverage of $296.0 million and costs for workers’ compensation and payment of state unemployment taxes of $57.8 million.  These pass-through costs were $314.9 million for the three months ended December 31, 2011, which included costs for benefits coverage of $261.9 million and costs for workers’ compensation and payment of state unemployment taxes of $53.0 million.  The increase in operating expenses is also due to expenses related to businesses acquired of $24.3 million, offset by a decrease of $6.4 million due to changes in foreign currency exchange rates.

Operating expenses increased $175.2 million, or 7%, for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $701.5 million for the six months ended December 31, 2012, which included costs for benefits coverage of $584.2 million and costs for workers’ compensation and payment of state unemployment taxes of $117.3 million.  These pass-through costs were $623.2 million for the six months ended December 31, 2011, which included costs for benefits coverage of $516.7 million and costs for workers’ compensation and payment of state unemployment taxes of $106.5 million.  The increase in operating expenses is also due to expenses related to businesses acquired of $64.1 million, offset by a decrease of $33.0 million due to changes in foreign currency exchange rates.

Systems development and programming costs increased $12.6 million, or 9%, for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 due to increased costs to develop, support, and maintain our services and products and increased costs related to businesses acquired of $2.4 million.

Systems development and programming costs increased $21.0 million, or 7%, for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011 due to increased costs to develop, support, and maintain our services and products and increased costs related to businesses acquired of $4.7 million partially offset by a decrease of $6.1 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $49.8 million, or 9%, for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.  The increase in expenses was related to an increase in selling expenses of $6.5 million resulting from increases in sales force headcount and an increase in selling, general and administrative expenses of businesses acquired of $4.3 million, partially offset by a decrease of $4.2 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $74.3 million, or 6%, for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011.  The increase in expenses was related to an increase in selling expenses of $21.7 million resulting from increases in sales force headcount, an increase in selling, general and administrative expenses of businesses acquired of $11.5 million, and an increase of $5.5 million in severance expenses, partially offset by a decrease of $21.6 million due to changes in foreign currency exchange rates.

Other income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2012	2011	$ Change	2012	2011	$ Change
Interest income on corporate funds	$(21.5)	$(27.2)	$(5.7)	$(45.3)	$(56.8)	$(11.5)
Realized gains on available-for-sale securities	(9.8)	(14.8)	(5.0)	(14.6)	(19.1)	(4.5)
Realized losses on available-for-sale securities	0.5	6.6	6.1	0.8	6.9	6.1
Impairment losses on available-for-sale securities	—	5.8	5.8	—	5.8	5.8
Gains on sales of buildings	(2.2)	—	2.2	(2.2)	—	2.2
Gain on sale of assets	—	(66.0)	(66.0)	—	(66.0)	(66.0)
Other, net	—	(0.6)	(0.6)	(0.9)	(1.2)	(0.3)
Other income, net	$(33.0)	$(96.2)	$(63.2)	$(62.2)	$(130.4)	$(68.2)

Other income, net, decreased $63.2 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The decrease was due to a $66.0 million gain on the sale of assets related to rights and obligations to resell a third-party expense management platform during the three months ended December 31, 2011 and a decrease in interest income on corporate funds of $5.7 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The decrease in interest income on corporate funds resulted from lower average interest rates from 2.2% for the three months ended December 31, 2011 to 1.6% for the three months ended December 31, 2012, partially offset by increasing average daily corporate funds which increased from $4.8 billion for the three months ended December 31, 2011 to $5.3 billion for the three months ended December 31, 2012. Such decreases were partially offset by gains of $2.2 million pertaining to the sale of two buildings during the three months ended December 31, 2012. In addition, the Company recognized a $5.8 million impairment loss on available-for-sale securities during the three months ended December 31, 2011.

Other income, net, decreased $68.2 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  The decrease was due to a $66.0 million gain on the sale of assets related to rights and obligations to resell a third-party expense management platform during the six months ended December 31, 2011 and a decrease in interest income on corporate funds of $11.5 million during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  The decrease in interest income on corporate funds resulted from lower average interest rates from 2.3% for the six months ended December 31, 2011 to 1.8% for the six months ended December 31, 2012, partially offset by increasing average daily corporate funds which increased from $4.9 billion for the six months ended December 31, 2011 to $5.1 billion for the six months ended December 31, 2012. Such decreases were partially offset by gains of $2.2 million pertaining to the sale of two buildings during the six months ended December 31, 2012. In addition, the Company recognized a $5.8 million impairment loss on available-for-sale securities during the six months ended December 31, 2011.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $47.4 million, or 8%, to $528.8 million for the three months ended December 31, 2012 compared to $576.2 million for the three months ended December 31, 2011, which included the effect of a $66 million gain on the sale of assets related to the rights and obligations to resell a third-party expense management platform. Overall margin decreased approximately 320 basis points for the three months ended December 31, 2012, with approximately 260 basis points of margin decrease attributable to a gain on the sale of assets during the three months ended December 31, 2011, 20 basis points of margin decrease attributable to acquisitions completed in fiscal 2012, and 90 basis points related to the continued decline in interest on funds held for clients discussed above. These decreases were partially offset by margin improvements in our business segments.

Earnings from continuing operations before income taxes decreased $37.5 million, or 4%, to $994.4 million for the six months ended December 31, 2012, compared to $1,031.9 million for the six months ended December 31, 2011, which included the effect of a $66 million gain on the sale of assets related to the rights and obligations to resell a third-party expense management platform. Overall margin decreased approximately 180 basis points for the six months ended December 31, 2012, with approximately 140 basis points of margin decrease attributable to a gain on the sale of assets during the six months ended December 31, 2011, 30 basis points of margin decrease attributable to acquisitions completed in fiscal 2012, and 80 basis points related to the continued decline in interest on funds held for clients discussed above. These decreases were partially offset by margin improvements in our business segments.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2012 and 2011 was 33.4% and 35.3%, respectively.  The decrease in the effective tax rate is due to a reduction in foreign taxes and the availability of foreign tax credits during the three month period ended December 31, 2012.

The effective tax rate for the six months ended December 31, 2012 and 2011 was 34.2% and 34.8%, respectively.  The decrease in the effective tax rate is due to a reduction in foreign taxes and the availability of foreign tax credits during the six month period ended December 31, 2012, partially offset by the expiration of certain statutes of limitation during the six month period ended December 31, 2011.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations decreased $20.8 million, or 6%, to $352.0 million for the three months ended December 31, 2012 compared to $372.8 million for the three months ended December 31, 2011, which included the effect of an after tax gain on the sale of assets of $41.2 million. Diluted earnings per share from continuing operations decreased 5% to $0.72 for the three months ended December 31, 2012 compared to $0.76 for the three months ended December 31, 2011.

Net earnings from continuing operations decreased $18.8 million, or 3%, to $654.4 million for the six months ended December 31, 2012 compared to $673.2 million for the six months ended December 31, 2011, which included the effect of an after tax gain on the sale of assets of $41.2 million. Diluted earnings per share from continuing operations decreased 2% to $1.34 for the six months ended December 31, 2012 compared to $1.37 for the six months ended December 31, 2011.

For the three and six months ended December 31, 2012, the decrease in diluted earnings per share from continuing operations reflects the decrease in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 2.0 million and 5.4 million shares during the three and six months ended December 31, 2012, respectively, and the repurchase of 14.6 million shares in the fiscal year ended June 30, 2012.

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

	Three months ended December 31, 2011
	Earnings from continuing operations before income taxes	Provision for income taxes	Net earnings from continuing operations	Diluted EPS from continuing operations

As Reported	576.2	203.4	372.8	0.76

Less Adjustment:
Gain on sale of assets	66.0	24.8	41.2	0.08

As Adjusted	510.2	178.6	331.6	0.67

	Six months ended December 31, 2011
	Earnings from continuing operations before income taxes	Provision for income taxes	Net earnings from continuing operations	Diluted EPS from continuing operations

As Reported	1,031.9	358.7	$673.2	1.37

Less Adjustment:
Gain on sale of assets	66.0	24.8	41.2	0.08

As Adjusted	965.9	333.9	632.0	1.28

Net earnings from continuing operations, as reported, increased $20.4 million, or 6%, to $352.0 million, for the three months ended December 31, 2012, from $331.6 million, as adjusted, for the three months ended December 31, 2011, and the related diluted earnings per share, as reported, increased 7%, to $0.72 for three months ended December 31, 2012. The increase in diluted earnings per share, as reported, for the three months ended December 31, 2012 reflects the increase in net earnings from continuing operations as compared to adjusted net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of approximately 5.4 million shares during the six months ended December 31, 2012 and the repurchase of 14.6 million shares in the fiscal year ended June 30, 2012.

Net earnings from continuing operations, as reported, increased $22.4 million, or 4% to $654.4 million, for the six months ended December 31, 2012, from $632.0 million, as adjusted, for the six months ended December 31, 2011, and the related diluted earnings per share, as reported, increased 5%, to $1.34 for six months ended December 31, 2012. The increase in diluted earnings per share, as reported, for the six months ended December 31, 2012 reflects the increase in net earnings from continuing operations as compared to adjusted net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of approximately 5.4 million shares during the six months ended December 31, 2012 and the repurchase of 14.6 million shares in the fiscal year ended June 30, 2012.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Employer Services	$1,907.7	$1,782.0	$125.7	7%	$3,726.7	$3,490.9	$235.8	7%
PEO Services	465.7	413.8	51.9	13%	917.6	814.4	103.2	13%
Dealer Services	449.8	406.9	42.9	11%	889.6	809.5	80.1	10%
Other	0.4	1.5	(1.1)		1.2	4.2	(3.0)
Reconciling items:
Foreign exchange	13.3	23.5	(10.2)		13.4	68.3	(54.9)
Client fund interest	(89.1)	(57.0)	(32.1)		(163.2)	(105.7)	(57.5)
	$2,747.8	$2,570.7	$177.1	7%	$5,385.3	$5,081.6	$303.7	6%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Employer Services	$485.0	$441.0	$44.0	10%	$906.8	$848.2	$58.6	7%
PEO Services	49.8	42.5	7.3	17%	96.0	79.1	16.9	21%
Dealer Services	86.2	70.7	15.5	22%	162.2	134.1	28.1	21%
Other	(33.6)	50.6	(84.2)		(67.6)	19.8	(87.4)
Reconciling items:
Foreign exchange	2.0	0.6	1.4		3.2	(0.1)	3.3
Client fund interest	(89.1)	(57.0)	(32.1)		(163.2)	(105.7)	(57.5)
Cost of capital charge	28.5	27.8	0.7		57.0	56.5	0.5
	$528.8	$576.2	$(47.4)	(8)%	$994.4	$1,031.9	$(37.5)	(4)%

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

Employer Services

Revenues

Employer Services' revenues increased $125.7 million, or 7%, to $1,907.7 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  Revenues for our Employer Services business would have increased approximately 6% without the impact of acquisitions and revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  Revenues increased due to new business started during the second quarter from new business sales growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  Our worldwide client revenue retention rate for the three months ended December 31, 2012 increased 80 basis points as compared to our rate for the three months ended December 31, 2011.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.6% for the three months ended December 31, 2012.

Employer Services' revenues increased $235.8 million, or 7%, to $3,726.7 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  Revenues for our Employer Services business would have increased approximately 5% without the impact of acquisitions and revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  Revenues increased due to new business started during the first six months from new business sales growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  Our worldwide client revenue retention rate for the six months ended December 31, 2012 increased 20 basis points as compared to our rate for the six months ended December 31, 2011.  Pays per control, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions, increased 2.9% for the six months ended December 31, 2012.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $44.0 million, or 10%, to $485.0 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  The increase was due to the increase in revenues of $125.7 million discussed above, which was partially offset by an increase in expenses of $81.7 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the three months ended December 31, 2012 due to increases in sales headcount and labor-related costs over the same period prior year levels coupled with the effects of acquisitions.  Overall margin increased 70 basis points to 25.4% for the three months ended December 31, 2012 as compared to 24.7% for the three months ended December 31, 2011, and included the benefit of increased operating scale and lower selling expenses, partially offset by approximately 50 basis points of margin decline attributable to acquisitions.

Employer Services’ earnings from continuing operations before income taxes increased $58.6 million, or 7%, to $906.8 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  The increase was due to the increase in revenues of $235.8 million discussed above, which was partially offset by an increase in expenses of $177.2 million.  In addition to an increase in expenses related to increased revenues, expenses increased for the six months ended December 31, 2012 due to increases in sales headcount and labor-related costs over the same period prior year levels coupled with the effects of acquisitions.  Overall margin was flat at 24.3% for the six months ended December 31, 2012 as compared to 24.3% for the six months ended December 31, 2011, and included the benefit of increased operating scale, offset by approximately 70 basis points of margin decline attributable to acquisitions.

PEO Services

Revenues

PEO Services' revenues increased $51.9 million, or 13%, to $465.7 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.  Such revenues include pass-through costs of $353.8 million for the three months ended December 31, 2012 and $314.9 million for the three months ended December 31, 2011 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 10% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

PEO Services' revenues increased $103.2 million, or 13%, to $917.6 million for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011.  Such revenues include pass-through costs of $701.5 million for the six months ended December 31, 2012 and $623.2 million for the six months ended December 31, 2011 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 10% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $7.3 million, or 17%, to $49.8 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased to 10.7% for the three months ended December 31, 2012 as compared to 10.3% for the three months ended December 31, 2011, resulting from slower growth in pass-through costs.

PEO Services’ earnings from continuing operations before income taxes increased $16.9 million, or 21%, to $96.0 million for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased to 10.5% for the six months ended December 31, 2012 as compared to 9.7% for the six months ended December 31, 2011, resulting from slower growth in pass-through costs.

Dealer Services

Revenues

Dealer Services' revenues increased $42.9 million, or 11%, to $449.8 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.  Excluding the impact of acquisitions completed in fiscal 2012, revenues would have increased approximately 9% due to new clients, improved client retention, and growth in our key products during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The growth in our key products included increased users of our digital marketing solutions, our "Drive" and “PFW IntelliDealer” dealer management systems (DMS) solutions, as well as of our hosted IP telephony and data services. We continue to see increased utilization of our credit report and vehicle registration transactions, consistent with the steady improvement of the North American new car market.

Dealer Services' revenues increased $80.1 million, or 10%, to $889.6 million for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011.  Excluding the impact of acquisitions completed in fiscal 2012, revenues would have increased approximately 8% due to new clients, improved client retention, and growth in our key products during the six months ended December 31, 2012, as compared to the six months ended December 31, 2011. The growth in our key products included increased users of our digital marketing solutions, our "Drive" and “PFW IntelliDealer” dealer management systems (DMS) solutions, as well as of our hosted IP telephony and data services. We continue to see increased utilization of our credit report and vehicle registration transactions, consistent with the steady improvement of the North American new car market.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $15.5 million, or 22%, to $86.2 million for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. This increase was due to the increase in revenues of $42.9 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased approximately 180 basis points from 17.4% to 19.2% due to increased operating scale and included approximately 20 basis points of margin improvement related to acquisitions completed in fiscal 2012.

Dealer Services' earnings from continuing operations before income taxes increased $28.1 million, or 21.0%, to $162.2 million for the six months ended December 31, 2012, as compared to the six months ended December 31, 2011. This increase was due to the increase in revenues of $80.1 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased approximately 160 basis points from 16.6% to 18.2% due to increased operating scale and included approximately 20 basis points of margin improvement related to acquisitions completed in fiscal 2012.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain expenses that have not been charged to the reportable segments, such as stock-based compensation expense.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to a $1 million per occurrence retention. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence retention and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity. During the six months ended December 31, 2012 ADP Indemnity paid a premium of $141.4 million to enter into a reinsurance arrangement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2013 policy year up to the $1 million per occurrence retention related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, cash and marketable securities were $1,517.2 million, stockholders' equity was $6,395.3 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients and client funds obligations at December 31, 2012 was $1,419.6 million, as compared to $1,337.0 million at June 30, 2012.  The change in working capital resulted from an increase in accounts receivable, net and other current assets, offset by a decrease in cash and cash equivalents and net unfavorable changes in the remaining components of working capital.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during the six months ended December 31, 2012, and we held approximately $1.5 billion of cash and marketable securities at December 31, 2012.  We also have the ability to generate cash through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations. Of the cash and cash equivalents and marketable securities held at December 31, 2012, approximately $13.4 million are classified as short-term marketable securities and were pledged as collateral by our Canadian subsidiary to engage in reverse repurchase obligations that were subsequently settled as of January 2, 2013. An additional $0.5 billion was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. Our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Net cash flows provided by operating activities were $383.4 million for the six months ended December 31, 2012, as compared to $747.9 million provided by operating activities for the six months ended December 31, 2011.  The decrease in net cash flows provided by operating activities was due to the payment of a premium of $141.4 million related to our reinsurance arrangement with ACE American Insurance Company, higher pension plan contributions of $50.9 million, a variance in the timing of tax-related net cash payments of $107.2 million, and an unfavorable change in the net components of working capital.

Net cash flows used in investing activities were $2,143.8 million for the six months ended December 31, 2012, as compared to net cash flows provided by investing activities of $1,568.1 million for the six months ended December 31, 2011. The net change in cash used in investing activities is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $3,854.0 million, partially offset by a decrease in the purchases of corporate and client funds marketable securities of $72.7 million, a decrease in cash used for business acquisitions of $175.6 million, and an increase in cash received from the sale of businesses included in discontinued operations of $161.4 million.

Net cash flows provided by financing activities were $1,587.0 million for the six months ended December 31, 2012 as compared to net cash flows used in financing activities of $2,339.8 million for the six months ended December 31, 2011.  The net change in cash provided by financing activities is due to the net change in client funds obligations of $3,949.1 million as a result of the timing of cash received and payments made related to client funds, and higher proceeds received from our stock purchase plan and the exercises of stock options. We purchased approximately 5.4 million shares of our common stock at an average price per share of $57.31 during the six months ended December 31, 2012 compared to purchases of 6.2 million shares at an average price per share of $47.99 during the six months ended December 31, 2011.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For the three months ended December 31, 2012 and 2011, our average borrowings were $3.7 billion and $3.3 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively.   For the six months ended December 31, 2012 and 2011, our average borrowings were $3.5 billion and $3.2 billion, respectively, at weighted average interest rate of 0.2% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2012 approximated three and two days, respectively.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2012 and June 30, 2012 we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have $3.0 billion available to us on a committed basis under these reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.0 billion available to us under the committed reverse repurchase agreements.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2012, we had $13.5 million of obligations outstanding related to reverse repurchase agreements. All outstanding reverse repurchase obligations matured by January 2, 2013 and the outstanding obligations were repaid. At June 30, 2012, we had no outstanding obligations under reverse repurchase agreements. For the three months ended December 31, 2012 and 2011, we had average outstanding balances under reverse repurchase agreements of $416.8 million and $271.5 million, respectively, at weighted average interest rates of 0.7% and 0.7%, respectively. For the six months ended December 31, 2012 and 2011, we had average outstanding balances under reverse repurchase agreements of $475.7 million and $384.2 million, respectively, at weighted average interest rates of 0.7% and 0.5%, respectively.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2013. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $1.5 billion five-year credit facility that matures in June 2017 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through December 31, 2012 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $6.75 billion available to us under the revolving credit agreements.

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

Capital expenditures for continuing operations for the six months ended December 31, 2012 were $76.6 million, as compared to $68.2 million for the six months ended December 31, 2011. Capital expenditures for the fiscal year ending June 30, 2013 are expected to be between $180 million and $200 million as compared to $146.2 million in the fiscal year ended June 30, 2012.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At December 31, 2012, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks, Federal Farm Credit Banks, Fannie Mae, and Freddie Mac.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Average investment balances at cost:
Corporate investments	$5,273.8	$4,838.3	$5,127.3	$4,850.1
Funds held for clients	16,989.0	15,558.9	16,534.9	15,366.1
Total	$22,262.8	$20,397.2	$21,662.2	$20,216.2
Average interest rates earned
exclusive of realized gains/(losses) on:
Corporate investments	1.6%	2.2%	1.8%	2.3%
Funds held for clients	2.4%	3.0%	2.5%	3.1%
Total	2.2%	2.8%	2.3%	2.9%

Realized gains on available-for-sale securities	$9.8	$14.8	$14.6	$19.1
Realized losses on available-for-sale securities	(0.5)	(6.6)	(0.8)	(6.9)
Net realized gains on available-for-sale securities	$9.3	$8.2	$13.8	$12.2

Impairment losses on available-for-sale securities	$—	$5.8	$—	$5.8

	December 31, 2012	June 30, 2012
Net unrealized pre-tax gains on
available-for-sale securities	$717.9	$710.5
Total available-for-sale securities at fair value	$18,456.3	$18,093.4

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased 60 basis points, from 2.8% for the three months ended December 31, 2011 to 2.2% for the three months ended December 31, 2012 and decreased 60 basis points, from 2.9% for the six months ended December 31, 2011 to 2.3% for the six months ended December 31, 2012.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2013.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2013.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limited credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 84% of our available-for-sale securities held a AAA or AA rating at December 31, 2012.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position or cash flows.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at December 31, 2012 or June 30, 2012.

During the three months ended December 31, 2012 and 2011, Dealer Services earned 12.4% and 10.4%, respectively, and earned 11.9% and 11.2% for the six months ended December 31, 2012 and 2011, respectively, of its segment revenues from one client. We did not have any customers that individually accounted for more than 10% of our consolidated revenue from continuing operations.

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

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the six months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1, 2012
to October 31, 2012	420,652	$58.63	420,000	31,228,052
November 1, 2012
to November 30, 2012	829,767	$55.64	829,600	30,398,452
December 1, 2012
to December 31, 2012	784,272	$57.39	782,600	29,615,852
Total	2,034,691		2,032,200

(1)  During the three months ended December 31, 2012, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 2,491 shares from October to December 2012 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits.

Exhibit Number	Exhibit
10.1
Separation Agreement and Release, dated November 12, 2012, by and between Christopher R. Reidy and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 12, 2012

10.11	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 11, 2013
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 6, 2013	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)