Form 10-K
period 2013-06-30
AUTOMATIC DATA PROCESSING INC
filed 2013-08-19
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-5397
AUTOMATIC DATA PROCESSING, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-1467904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One ADP Boulevard, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 973-974-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value (voting)	NASDAQ Global Select Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $27,560,939,417. On August 9, 2013 there were 482,823,076 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General

ADP® was founded in 1949 on an innovative idea to help business owners focus on core business activities by relieving them from certain administrative tasks such as payroll. Automatic Data Processing, Inc. was incorporated in the State of Delaware in June 1961 and completed its initial public offering in September 1961. Today we are one of the world's leading providers of human capital management solutions to employers, as well as integrated computing solutions to vehicle dealers around the world. We offer solutions to businesses of all sizes, whether they have simple or complex needs, and serve approximately 620,000 clients in more than 125 countries. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP”.

When we refer to “we”, “ADP”, or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.

Available Information

Our corporate website, www.adp.com, provides materials for investors and information about our services. ADP's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (SEC) and are also available at the SEC's website at www.sec.gov. The content on any website referenced in this filing is not incorporated by reference into this filing unless expressly noted otherwise.
BUSINESS OVERVIEW
ADP's Mission and Strategy

For over sixty years, ADP's mission has been to power organizations with insightful solutions that drive business success. We seek to embrace new technology and innovation to deliver convenient products and services that anticipate client needs in all of our markets. Our commitment to service excellence lies at the core of our relationship with each of our clients, whether a small, mid-sized or large business, or a multinational enterprise. We recognize the importance of human capital to our future success, and we are focused on hiring, developing and retaining highly qualified, motivated and diverse talent. Predicated on these priorities, our business strategy is based upon the following four strategic pillars, which are designed to position ADP as the global market leader in human capital management (HCM) services:

•	grow our integrated suite of cloud-based HCM, benefits, and payroll solutions to serve the U.S. market;

•	invest to grow and scale our HR Business Process Outsourcing (BPO) solutions by leveraging our platforms and processes;

•	leverage our global presence to offer clients HCM, benefits, and payroll solutions where they do business; and

•	grow and deepen our solutions offering to ensure our key adjacencies are market leaders.
Reportable Segments

ADP's three reportable business segments are: Employer Services, Professional Employer Organization (PEO) Services, and Dealer Services. For financial information by segment and by geographical area, see Note 14 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.

Employer Services. Employer Services offers a comprehensive range of business outsourcing and human capital management solutions, including:

•	Payroll Services

•	Benefits Administration Services

•	Talent Management Solutions

•	Human Resources Management Solutions

•	Time and Attendance Management Solutions

•	Insurance Services

•	Retirement Services

•	Compliance and Payment Solutions

Employer Services' approach to the market is to match clients' needs to the solutions and services that will best meet their requirements. Employer Services serves clients ranging from small businesses with fewer than 50 employees to large enterprises with multinational operations. As of June 30, 2013, Employer Services assisted approximately 590,000 employers with approximately 681,000 payrolls.
Professional Employer Organization (PEO) Services. ADP's PEO business, ADP TotalSource®, provides approximately 6,900 clients with comprehensive employment administration outsourcing solutions through a co-employment relationship in which employees who work at a client's location (referred to as “worksite employees”) are co-employed by us and the client. ADP TotalSource is the largest PEO in the United States based on the number of worksite employees, serving approximately 290,000 worksite employees in all 50 states.
Dealer Services. Dealer Services provides integrated dealer management systems, digital marketing solutions, and other business management solutions to auto, truck, motorcycle, marine, recreational vehicle (RV), and heavy equipment retailers, distributors, and manufacturers. Over 26,000 auto, truck, motorcycle, marine, RV, and heavy equipment retailers, distributors, and manufacturers use Dealer Services' products and services.
PRODUCTS AND SERVICES

We offer our products and services in the three business segments: Employer Services, PEO Services, and Dealer Services.

Employer Services

Human Capital Management (HCM). ADP provides multiple solutions, via a range of software-based and service-based delivery models, which our clients use to recruit, staff, pay, manage, and retain their employees. As a leader in the growing HR business process outsourcing (BPO) market, ADP also offers fully integrated outsourcing solutions that enable our clients to outsource to ADP their HR, time and attendance management, payroll, and benefits administration functions. In addition, our Mobile Solutions application enables small business owners to process their payroll, and gives more than one million active users convenient access to their vital benefits, payroll and HR information, via multiple mobile device platforms.

Integrated HCM Solutions. Our premier suite of human capital management products offers integrated solutions to assist employers of all sizes in all stages of the employment cycle from recruitment to retirement:

•
RUN Powered by ADP® combines a software platform for managing small business payroll, as well as basic human resources and tax compliance administration, with service and support from our team of small business experts. RUN Powered by ADP also integrates with other available ADP services, such as time and attendance tracking, workers compensation insurance premium payment plans, and certain retirement plans.

•
ADP Resource® is a comprehensive human resources management outsourcing solution for small businesses that offers payroll and tax administration, recruitment and selection, employee assistance, employee training programs, and risk management and safety programs. ADP Resource also integrates with other available ADP services, such as 401(k) plan administration services and workers compensation insurance premium payment plans.

•
ADP Workforce Now® is an HCM solution for mid-sized businesses that offers a range of services depending on the client's needs, from payroll to all-in-one human capital management including human resources management, benefits administration, time and attendance services, and talent management solutions. ADP Workforce Now also integrates with other available ADP services, such as 401(k) plan administration services, wellness programs, and workers compensation insurance premium payment plans.

•
ADP Vantage HCM® is a solution for large organizations, offering a comprehensive set of human capital management capabilities within a single solution that unifies the five major areas of HCM: human resources management, benefits administration, payroll, time and attendance management, and talent management.

•
GlobalView® and ADP Streamline® offer HCM solutions to multinational companies. Built on the SAP® ERP HCM and the SAP NetWeaver® platform, GlobalView standardizes large multinational clients' HCM strategy across geographical regions, including multi-country payroll and human resources management, talent management, and time and attendance management. ADP Streamline® offers global payroll processing and human resources management services to businesses with small and mid-sized operations in multiple countries.

Payroll Services. ADP provides flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. ADP provides employers with a wide range of payroll options ranging from manually calling in their payroll to our specialists, entering their payroll data online with an internet-based solution, or outsourcing their entire payroll process to ADP. ADP also enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP's outsourced payroll services. Employers can choose a variety of payroll payment options ranging from professionally printed checks to ADP's electronic Wage Payment and Pay Card Solutions. ADP also prepares and files federal, state and local payroll tax returns and quarterly and annual social security, Medicare, and federal, state and local income tax withholding reports on our clients' behalf. In addition, as part of our W-2 management services, ADP supplies year-end tax statements to our clients' employees. For those clients who choose to process payroll in-house, ADP also delivers payroll tax services, check printing and distribution, and wage garnishment services on a stand-alone basis.

Benefits Administration Services. ADP provides comprehensive solutions for outsourced employee benefits administration. Employee benefits administration options include health and welfare administration, spending account management (health care spending accounts, dependent care spending accounts, health reimbursement arrangements, health savings accounts, commuter benefits, and employee reimbursement services), COBRA administration, direct bill services, leave administration services, carrier enrollment services, employee communication services, dependent verification services, and advocacy services. In addition, ADP benefits administration services offers employers an efficient eligibility and enrollment system that provides their employees with tools, communications, and other resources they need to understand their benefits options and make informed choices.

Talent Management Solutions. ADP's Talent Management Solutions simplify the talent acquisition and performance management process from recruitment to ongoing employee development. ADP's proprietary recruiting automation platform helps employers find, recruit, and hire talent quickly and cost effectively. Employers can also meet their hiring needs by outsourcing their internal recruitment function to ADP. ADP's pre-employment services enable employers to track candidates, screen candidate backgrounds, and integrate data to facilitate the onboarding process for new hires. ADP's performance and compensation management applications provide tools to automate the entire performance management process from goal planning to employee evaluations and help employers align compensation with employee performance within budgetary constraints. ADP provides talent and performance management solutions via our own offerings and also via our resale arrangements with third parties. Integrated with ADP's performance management applications, ADP's succession management solutions offer tools that allow employees to build and update their employee profiles, search for potential positions within the organization, and create-forward looking career paths, while enabling managers to identify and mitigate potential retention risks. In addition, ADP's learning management solutions provide a single point of access to learning and knowledge management capabilities via multiple online delivery methods.

Human Resources Management Solutions. Commonly referred to as Human Resource Information (HRIS) Systems, ADP's Human Resources Management Solutions provide employers with a single source of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, such as employee names, addresses, job types, salary grades, employment history, and educational background. ADP's Human Resources Management Solutions can also be integrated with ADP's Talent Management Solutions and other HCM offerings.

Time and Attendance Management Solutions. ADP offers multiple options for employers of all sizes to collect employee time and attendance information, including electronic or online timesheets, badge card time clocks, biometric time clocks, telephone/interactive voice response, and wireless devices. ADP's time and attendance tracking tools simplify employee scheduling and automate the calculation and reporting of hours worked, helping employers enforce attendance and leave policies more consistently, control overtime, and manage compliance with wage and hour regulations.

Insurance Services. ADP Insurance Services, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access to workers compensation and group health insurance for small and mid-sized clients through a variety of insurance carriers. ADP's automated Pay-by-Pay® premium payment program accurately calculates and collects premium payments each pay period, minimizing the risk of miscalculations.

Retirement Services. ADP Retirement Services helps employers administer various types of retirement plans, such as 401(k) (including “safe harbor” 401(k) and Roth 401(k)), profit sharing (including new comparability), SIMPLE IRA, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program, which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives clients' employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. ADP Retirement Services also offers trustee services through a third party.

Compliance and Payment Solutions

Employment Tax Services. As part of ADP's employment tax services, ADP prepares and files employment tax returns on our clients' behalf with federal, state, and local tax agencies. In connection with these services, ADP collects federal, state, and local employment taxes from clients and remits these taxes to the appropriate taxing agencies via an electronic interface with over 7,200 federal, state, and local tax agencies in the United States. ADP also responds to inquiries from tax agencies and files tax protests on the clients' behalf. In addition to our full service payroll tax solution, ADP offers a software solution for do-it-yourself employment tax management that can complement a client's in-house payroll system. In our fiscal year ended June 30, 2013 (“fiscal 2013”), ADP in the United States processed and delivered approximately 51 million employee year-end tax statements and over 41 million employer payroll tax returns and deposits, and moved approximately $1.4 trillion in client funds to taxing agencies and its clients' employees via electronic transfer, direct deposit, and ADPCheckTM.

Tax Credits Services. ADP Tax Credits Services helps clients take advantage of tax credit opportunities as they hire new employees, including federal, state, and local tax credits based on geography, demographics, and other criteria such as work opportunity tax credits, federal empowerment zone employment credits, economic development incentives, training grants, and many other incentives. Integrating the entire process with clients' existing hiring programs, ADP Tax Credits Services enables clients to screen employees and process eligibility forms, monitor and manage screening compliance and form compliance, submit forms to state agencies for tax credit certification, calculate credits, and produce a detailed audit trail.

Wage Garnishment Services. ADP offers an integrated solution that manages the wage garnishment process by utilizing the client's payroll system. As part of this comprehensive service, ADP also manages required correspondence to payee agencies, lien processing and order evaluation, and notices. ADP's wage garnishment services also offer a call center to field garnishment-related inquiries from employees, payees, and other third parties.

Unemployment Claims Management. ADP offers a single-source solution to manage the entire unemployment claims process, including pre-separation planning, claim protests and administration, appeal processing, hearing representation, and audits of benefit charges.

Wage Payment and Pay Card Solutions. ADP offers electronic payroll disbursement options that can be integrated with a client's payroll systems and ERP applications. With ALINE Pay by ADP®, payroll can be disbursed via ALINE Check by ADP®, direct deposit, or the ALINE Card by ADP®, a network-branded payroll card. Using the ALINE Card, employees can access their payroll funds immediately in several ways, including via a network member bank or an ATM or point of sale terminal. The ALINE Card can also be used to make purchases or pay bills. Additional features of the ALINE Card include the ability to load additional funds onto the card, receive electronic payments such as government benefits or tax refunds, and transfer funds from the card to a U.S. bank account.

Professional Employer Organization (PEO) Services

ADP TotalSource®, ADP's PEO business, offers small and mid-sized businesses a comprehensive human resources outsourcing solution through a co-employment model. As a PEO, ADP TotalSource provides integrated human resources management services while the client continues to direct the day-to-day, job-related duties of the employees. ADP TotalSource integrates key HR management and employee benefits functions, including HR administration, employee benefits, and employer liability management, into a single-source solution:

HR Administration. ADP TotalSource offers a variety of comprehensive, integrated HR administration services, such as:

•	employee recruitment and selection

•	payroll and tax administration

•	time and attendance management

•	benefits administration

•	employee training and development

•	online HR management tools

•	employee leave administration

Employee Benefits. Through the co-employment model, ADP TotalSource provides eligible worksite employees with access to:

•	group health, dental and vision coverage

•	a 401(k) retirement savings plan

•	health savings accounts

•	flexible spending accounts

•	group term life and disability coverage

•	an employee assistance program

Employer Liability Management. ADP TotalSource helps clients manage and limit employment related risks and related costs by providing:

•	a workers' compensation program

•	unemployment claims management

•	safety compliance guidance and access to safety training

•	access to employment practices liability insurance

•	guidance on compliance with federal, state and local employment laws and regulations

ADP TotalSource's scale allows us to deliver a variety of benefits and services with efficiency and value typically out of reach to small and mid-sized businesses. ADP TotalSource is the largest PEO in the United States based on the number of worksite employees. ADP TotalSource has 54 offices located in 26 states and serves approximately 6,900 clients and an aggregate of approximately 290,000 worksite employees in all 50 states.

Dealer Services

Dealer Management Systems (DMS) and Other Retail Solutions. Dealer Services' Dealer Management Systems offer comprehensive, integrated solutions that dealerships use to manage their core dealership business activities. DMS solutions are available as “on-site” applications installed at the dealership or as managed services solutions in which clients access ADP's DMS solutions through a cloud-based IT environment managed by ADP. The DMS accounting modules help clients manage all standard accounting procedures, including general ledger, receivables and balance sheet maintenance. The DMS service and parts modules enable automation of client operations such as service and repair order processing, purchase orders and parts ordering. The DMS sales and finance and insurance (F&I) modules facilitate clients' ability to manage customer inquiries, develop, analyze, present, and consummate transactions with customers, manage and print the forms needed to consummate such transactions, and track funds. Dealer Services also offers a full range of additional solutions that address every department and functional area of the dealership, including customer relationship management (CRM) applications, vehicle inventory and lot management solutions, and telephone systems. These additional solutions are typically fully integrated with the DMS.

Digital Marketing Solutions. Dealer Services provides digital marketing solutions under the Cobalt® brand, which ADP acquired in 2010. Cobalt digital marketing solutions and services include dealership websites, sales leads, email marketing, search and display advertising, and social media marketing and management services. These solutions are sold both as retail network marketing programs in conjunction with the manufacturers of ten leading automotive brands, as well as directly to auto dealerships and regional dealer associations.

Network Solutions. Dealer Services designs, establishes, and maintains communications networks for its dealership clients that allow interactive communications among multiple site dealerships and connect franchised dealers with their vehicle manufacturer franchisors. These networks are used for activities such as new vehicle ordering and status inquiry, warranty submission and validation, parts and vehicle location, dealership customer credit application submission and decision-making, vehicle repair estimation, and acquisition of vehicle registration and lien holder information. Dealer Services' network solutions also include integrated IP telephony systems, wired and wireless network access solutions, and security management applications.

Training Services. Dealer Services offers comprehensive training and business process consulting services for many of its business solutions via multiple delivery methods. Task-specific internet-based courses are fully automated and available 24 hours a day. Dealer Services also provides interactive instructor-led training via internet-based sessions or live classroom courses that are customized to meet our clients' specific needs.
MARKETS AND MARKETING METHODS

Employer Services offers its products and services in the United States and abroad. Our GlobalView offering is available in 41 foreign countries and our Streamline offering is available in 91 foreign countries, 41 of which are countries in which we also offer our GlobalView services. In addition, Employer Services offers in-country payroll and human resources outsourcing solutions to both small and large clients in close to 30 countries. In Canada, we are a leading provider of payroll processing (including full departmental outsourcing) and human resource administration services. Within Europe, we have business operations supporting our in-country solutions in France, Germany, Italy, the Netherlands, Poland, Spain, Switzerland, and the United Kingdom. We also offer payroll outsourcing services as well as HCM solutions in South America (in Brazil, Chile, Argentina, and Peru), China, India, and Australia. We offer wage and tax collection and remittance services in Canada, the United Kingdom, the Netherlands, and France. PEO Services offers services exclusively in the United States. In fiscal 2013, 80% of Employer Services' revenues were from the United States, 13% were from Europe, 5% were from Canada, and 2% were from South America, Australia, and Asia.

Dealer Services primarily serves automobile dealers, which in turn may be dependent on a relatively small number of auto manufacturers, but also serves truck, powersports (i.e., motorcycle, marine, and RV) and heavy equipment dealers, auto repair shops, used car lots, state departments of motor vehicles, vehicle manufacturers, and vehicle distributors. Dealer Services has offerings in more than 100 countries across North America, Europe, Africa, the Middle East, and the Asia Pacific region.

We market our products and services primarily through our direct sales force. Employer Services also markets its solutions through indirect sales channels, such as marketing relationships with banks and accountants, among others. In addition, Dealer Services uses distributors to sell, implement and support its solutions in select emerging markets. None of ADP's major business groups has a single homogenous client base or market. While concentrations of clients exist in specific industries, no one client or industry group is material to ADP's overall revenues. ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or major business unit of ADP is subject to unique market risk.

COMPETITION

The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of business outsourcing solutions in the world. Employer Services and PEO Services compete with other independent business outsourcing companies, companies providing enterprise resource planning services, software companies and financial institutions. Captive in-house functions, whereby a company installs and operates its own business processing systems, are another competitive factor in the industries in which Employer Services and PEO Services operate. Dealer Services' competitors include full service DMS providers, such as The Reynolds & Reynolds Company (Dealer Services' largest DMS competitor in the United States and Canada), DealerTrack, Inc., and companies providing applications and services that compete with Dealer Services' non-DMS applications and services, such as Auto Trader Group, Inc. and Dealer.com, Inc.

INDUSTRY REGULATION

Our business is subject to a wide range of complex laws and regulations. In addition, many of our products and services are designed to assist clients with their compliance with laws and regulations to which they are subject. We have developed and continue to enhance compliance programs and policies to monitor and address the legal and regulatory requirements applicable to our products, services, and operations, including dedicated compliance personnel and training programs.

As one of the world's largest providers of business outsourcing solutions, our systems contain a significant amount of both client data and data related to employees of our clients. We are, therefore, subject to compliance obligations under both federal and state privacy and data security-related laws, including, with respect to some of our businesses such as our COBRA, flexible spending account and insurance services businesses and ADP AdvancedMD®, the Health Insurance Portability and

Accountability Act of 1996. We are also subject to federal and state security breach notification laws with respect to client employee data.

As part of our payroll and payroll tax management services, we move client funds to taxing authorities and our clients' employees via electronic transfer, direct deposit, and ADPCheck. Certain elements of our U.S. money transmission activities, including our electronic payment and prepaid access (payroll pay card) offerings, are subject to certain licensing requirements. Elements of our money transmission activities outside of the United States are subject to similar laws and requirements in the countries in which we offer such services. In addition, our U.S. prepaid access (payroll card) offering is subject to the anti-money laundering and reporting provisions of the Bank Secrecy Act.  Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. Our PEO business (ADP TotalSource) is subject to various state licensing requirements. In addition, because ADP TotalSource is a co-employer with respect to its clients' worksite employees, we may assume certain obligations and responsibilities of an employer under federal and state tax, insurance and employment laws.

In addition, many of our businesses offer products and services that assist our clients in complying with laws and regulations to which they are subject; although the laws apply to our clients and not to ADP, changes in such laws may affect our operations, products and services. For example, our COBRA administration services and flexible spending account services are designed to comply with relevant federal guidelines relating to, respectively, employers' benefits continuation obligations and the requirements of Section 125 of the Internal Revenue Code. Similarly, our tax credits services business, which helps clients take advantage of tax credit opportunities as they hire new employees, is based on federal, state, or local tax laws and regulations allowing for tax credits. We are also impacted by foreign data privacy laws, such as the European Union Privacy Directive, which regulate the processing of personal information.

The foregoing description does not include an exhaustive list of the laws and regulations governing and impacting our business. See the discussion contained in the "Risk Factors" section in Part I, Item 1A of this Annual Report on Form 10-K for information regarding changes in laws and regulations that may decrease our revenues and earnings.

CLIENTS AND CLIENT CONTRACTS

ADP provides its services to approximately 620,000 clients. In fiscal 2013, no single client or group of affiliated clients accounted for revenues in excess of 2% of annual consolidated revenues.

ADP is continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time for a small Employer Services client with fewer than 50 employees (as little as 24 hours) to a longer period for a large Employer Services client with 1,000 or more employees or a Dealer Services client with multiple deliverables (generally six to twelve months), and in some cases may exceed two years for a large GlobalView client or other large, complicated implementation. Although we monitor sales that have not yet been billed or installed, we do not view this metric as material in light of the recurring nature of our business. This is not a reported number, but it is used by management as a planning tool relating to resources needed to install services, and a means of assessing our performance against the installation timing expectations of our clients.

Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. ADP's client retention is estimated at approximately 12 years in Employer Services, approximately 6 years in PEO Services, and approximately 12 years in Dealer Services, and has not varied significantly from period to period.

SYSTEMS DEVELOPMENT AND PROGRAMMING

During the fiscal years ended June 30, 2013, 2012, and 2011, ADP invested approximately $757 million, $699 million, and $667 million, respectively, from continuing operations, in systems development and programming, migration to new computing technologies and the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.

PRODUCT DEVELOPMENT

ADP continually upgrades, enhances, and expands its existing solutions and services. Generally, no new solution or service has a significant effect on ADP's revenues or negatively impacts its existing solutions and services, and ADP's solutions and services have significant remaining life cycles.

LICENSES

ADP is the licensee under a number of agreements for computer programs and databases. ADP's business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to ADP's business as a whole.

NUMBER OF EMPLOYEES

ADP employed approximately 60,000 persons as of June 30, 2013.

Item 1A. Risk Factors
Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. Risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. The level of importance of each of the following risks may vary from time to time, and any of these risks may have a material effect on our business.
Changes in laws and regulations may decrease our revenues and earnings
Our business is subject to a wide range of complex laws and regulations. Changes in laws or governmental regulations, or changes in the interpretation of existing laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities or client employees. Changes in taxation requirements in the United States or in other countries could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business. Health care reform under the Affordable Care Act, as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that comprise ADP TotalSource's clients and prospects. We are unable to determine the ultimate impact that health care reform will have on our PEO business and our ability to attract and retain PEO clients. Amendments to money transmitter statutes have required us to receive licenses in some jurisdictions, and the adoption of new money transmitter statutes in other jurisdictions, as well as changes in the interpretation of existing statutes, in the future could require additional registration or licensing, as well as possible changes to the manner in which we conduct some aspects of our money movement business or our client funds investment strategy.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 12 of its processing/print centers, and 23 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,620,235 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 6,496,743 square feet in North America, Europe, South America, Asia, Australia and Africa, expire at various times up to the year 2036. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.
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

Part II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for the Registrant's Common Equity
The principal market for the Company's common stock (symbol: ADP) is the NASDAQ Global Select Market. The following table sets forth the reported high and low sales prices of the Company's common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared, during the past two fiscal years. As of July 12, 2013, there were 45,423 holders of record of the Company's common stock. As of such date, 452,381 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2013 quarter ended:

June 30	$72.00	$63.30	$0.435
March 31	$65.12	$57.75	$0.435
December 31	$59.96	$54.02	$0.435
September 30	$59.50	$54.85	$0.395

Fiscal 2012 quarter ended:

June 30	$56.19	$50.89	$0.395
March 31	$57.10	$53.31	$0.395
December 31	$54.62	$45.85	$0.395
September 30	$55.02	$44.72	$0.360

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2013 to April 30, 2013	240,833	$64.95	240,455	27,878,997
May 1, 2013 to May 31, 2013	1,818,409	$69.95	1,787,600	26,091,397
June 1, 2013 to June 30, 2013	1,559,198	$68.51	1,559,198	24,532,199
Total	3,618,440		3,587,253

(1)
Pursuant to the terms of the Company's restricted stock program, the Company purchased 378 shares during April 2013, and 30,809 shares during May 2013, at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million
There is no expiration date for the common stock repurchase plan.
Performance Graph
The following graph compares the cumulative return on the Company's common stock for the most recent five years with the cumulative return on the S&P 500 Index and a Peer Group Index, assuming an initial investment of $100 on June 30, 2008, with all dividends reinvested.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
6/08
6/09
6/10
6/11
6/12
6/13
Automatic Data Processing, Inc.
S&P 500
Peer Group

* The Peer Group Index is comprised of the following companies:

Insperity, Inc.	Paychex, Inc.
Computer Sciences Corporation	The Ultimate Software Group, Inc.
Global Payments Inc.	Total System Services, Inc.
Intuit Inc.	The Western Union Company

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2013	2012	2011	2010	2009

Total revenues	$11,310.1	$10,616.0	$9,833.0	$8,881.6	$8,797.8
Total costs of revenues	$6,649.6	$6,214.3	$5,708.4	$4,999.9	$4,794.8
Gross profit	$4,660.5	$4,401.7	$4,124.6	$3,881.7	$4,003.0
Earnings from continuing operations before income taxes	$2,084.3	$2,107.9	$1,918.0	$1,855.6	$1,895.9
Adjusted earnings from continuing operations before income taxes (Note 1)	$2,127.0	$2,041.9	$1,918.0	$1,855.6	$1,895.9
Net earnings from continuing operations	$1,364.1	$1,379.7	$1,245.0	$1,202.6	$1,322.5
Adjusted net earnings from continuing operations (Note 1)	$1,406.8	$1,338.5	$1,245.0	$1,190.4	$1,202.5

Basic earnings per share from continuing operations	$2.83	$2.83	$2.52	$2.40	$2.63
Diluted earnings per share from continuing operations	$2.80	$2.80	$2.50	$2.39	$2.61
Adjusted diluted earnings per share from continuing operations (Note 1)	$2.89	$2.72	$2.50	$2.36	$2.38
Basic weighted average shares outstanding	482.7	487.3	493.5	500.5	503.2
Diluted weighted average shares outstanding	487.1	492.2	498.3	503.7	505.8
Cash dividends declared per share	$1.70	$1.55	$1.42	$1.35	$1.28
Return on equity ("ROE") from continuing operations (Note 2)	22.2%	22.8%	21.7%	22.3%	25.4%

At year end:
Cash, cash equivalents and marketable securities	$2,041.1	$1,665.4	$1,523.7	$1,775.5	$2,388.5
Total assets	$32,268.1	$30,817.4	$34,238.3	$26,862.2	$25,351.7
Obligations under reverse repurchase agreements and commercial paper borrowing	$245.9	$—	$—	$—	$730.0
Long-term debt	$14.7	$16.8	$34.2	$39.8	$42.7
Stockholders’ equity	$6,189.9	$6,114.0	$6,010.4	$5,478.9	$5,322.6

Note 1. Non-GAAP Financial Measures

The following table reconciles results within our Selected Financial Data to adjusted results that exclude a goodwill impairment charge related to our ADP AdvancedMD business for the fiscal year ended June 30, 2013 ("fiscal 2013"), a gain on the sale of assets related to rights and obligations to resell a third-party expense management platform for the fiscal year ended June 30, 2012 ("fiscal 2012"), and certain favorable tax items for the fiscal years ended June 30, 2010 and 2009. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by us and improves our ability to understand our operating performance. Since adjusted earnings from continuing operations before income taxes, adjusted net earnings from continuing operations, and adjusted diluted earnings per share (“EPS”) from continuing operations are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations before income taxes, net earnings from continuing operations, and diluted EPS from continuing operations, and they may not be comparable to similarly titled measures employed by other companies.

(Dollars in millions, except per share amounts)
Years ended June 30,	2013	2012	2011	2010	2009

Earnings from continuing operations before income taxes	$2,084.3	$2,107.9	$1,918.0	$1,855.6	$1,895.9
Adjustments:
Goodwill impairment	42.7	—	—	—	—
Gain on sale of assets	—	(66.0)	—	—	—
Adjusted earnings from continuing operations before income taxes	$2,127.0	$2,041.9	$1,918.0	$1,855.6	$1,895.9

Net earnings from continuing operations	$1,364.1	$1,379.7	$1,245.0	$1,202.6	$1,322.5
Adjustments:
Goodwill impairment	42.7	—	—	—	—
Gain on sale of assets	—	(41.2)	—	—	—
Favorable tax items	—	—	—	(12.2)	(120.0)
Adjusted net earnings from continuing operations	$1,406.8	$1,338.5	$1,245.0	$1,190.4	$1,202.5

Diluted earnings per share from continuing operations	$2.80	$2.80	$2.50	$2.39	$2.61
Adjustments:
Goodwill impairment	0.09	—	—	—	—
Gain on sale of assets	—	(0.08)	—	—	—
Favorable tax items	—	—	—	(0.02)	(0.24)
Adjusted diluted earnings per share from continuing operations	$2.89	$2.72	$2.50	$2.36	$2.38

Note 2. Return on equity from continuing operations has been calculated as net earnings from continuing operations divided by average total stockholders' equity. Our ROE for fiscal 2013 includes the impact of a goodwill impairment charge which decreased ROE by 0.6%. Our ROE for fiscal 2012 includes the impact from the sale of assets related to rights and obligations to resell a third-party expense management platform which increased ROE by 0.6%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by Automatic Data Processing, Inc. (“ADP”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under "Item 1A.  Risk Factors," should be considered in evaluating any forward-looking statements contained herein.

EXECUTIVE OVERVIEW

ADP's mission is to power organizations with insightful solutions that drive business success. We seek to embrace new technology and innovation to deliver market leading products and services that meet the needs of our clients across all of our markets. Our commitment to service excellence lies at the core of our relationship with each of our clients, whether a small, mid-sized or large business, or a multinational enterprise. Our business strategy is based on four strategic pillars, which are predicated on our ability to drive innovation and service excellence, and attract, build, and retain the right talent to position ADP as the global market leader in human capital management (HCM) services. Our strategic pillars are to:

•	grow our integrated suite of cloud-based HCM, benefits, and payroll solutions to serve the U.S. market;

•	invest to grow and scale our HR Business Process Outsourcing solutions by leveraging our platforms and processes;

•	leverage our global presence to offer clients HCM, benefits, and payroll solutions where they do business; and

•	grow and deepen our solutions offering to ensure our key adjacencies are market leaders.
Our results during fiscal 2013 continue to reflect the strength of our underlying business model, including the diversity of our client base and products, against the uneven global economic recovery. Our focus on product innovation and improvements in salesforce productivity led to growth in new business bookings. We are pleased with the performance of our business segments, which have continued to drive good revenue growth and strong pretax margin expansion. We continue to benefit from solid revenue retention across our business segments and we remain pleased with the strength of our pays per control metric, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. Despite the negative impact to our margins from strategic acquisitions completed in fiscal 2012, we remain pleased with their positive contribution to our revenue growth. We continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balance. Though we believe that the impact to fiscal 2013 client funds revenue will be the bottom in terms of the year-over-year decline, we expect the lower interest rate environment to continue to impact us negatively during the year ending June 30, 2014 (“fiscal 2014”).
Consolidated revenues in fiscal 2013 increased 7%, to $11,310.1 million, as compared to fiscal 2012. Earnings from continuing operations before income taxes decreased 1%, to $2,084.3 million, as compared to fiscal 2012 and net earnings from continuing operations decreased 1%, to $1,364.1 million, as compared to fiscal 2012. Our diluted earnings per share from continuing operations was flat in fiscal 2013 as compared to $2.80 per share in fiscal 2012 on fewer shares outstanding.
Our fiscal 2013 results include a $42.7 million non tax-deductible goodwill impairment charge related to our ADP AdvancedMD business. Our fiscal 2012 results include a gain on the sale of assets of $66.0 million, or $41.2 million after tax, related to rights and obligations to resell a third-party expense management platform. Excluding these items from both years, our adjusted earnings from continuing operations before income taxes increased 4%, to $2,127.0 million, as compared to $2,041.9 million for fiscal 2012, and adjusted net earnings from continuing operations increased 5%, to $1,406.8 million, compared to $1,338.5 million for fiscal 2012. Our adjusted diluted earnings per share from continuing operations increased 6%, to $2.89 for fiscal 2013 from $2.72, as adjusted, for fiscal 2012, on increased adjusted net earnings from continuing operations and fewer shares outstanding.
Our business segment results were solid with Employer Services' revenues increasing 7% to $7,914.0 million and earnings from continuing operations before income taxes increasing 9% to $2,134.2 million, PEO Services' revenues increasing 11% to $1,973.2 million and earnings from continuing operations before income taxes increasing 17% to $199.2 million, and Dealer Services' revenues increasing 9% to $1,813.7 million and earnings from continuing operations before income taxes increasing 21% to $335.7 million in fiscal 2013. Employer Services' and PEO Services' new business bookings, which represent annualized recurring revenues anticipated from sales orders to new and existing clients, grew 11% worldwide, to over $1.35 billion in fiscal 2013. Dealer Services' new business bookings showed strength as we continued to experience the effects of a stronger automotive industry and increased penetration of applications within our base. Our key business metrics continue to reflect the core strength of our business model, with our Employer Services' worldwide client revenue retention rate increasing to a record 91.3% and our pays per control metric increasing 2.8% for the twelve months ended June 30, 2013.
Interest on funds held for clients decreased approximately 15%, or $72.4 million, to $420.9 million from $493.3 million in fiscal 2012. The decrease in the consolidated interest on funds held for clients resulted from the decrease in the average interest rate earned to 2.2% in fiscal 2013, as compared to 2.8% in fiscal 2012, partially offset by growth in average client funds balance of 7% resulting from the continued strength and growth of our Employer Services segment.

We invest our funds held for clients in accordance with ADP's prudent and conservative investment guidelines, where the safety of principal, liquidity, and diversification are the foremost objectives of our investment strategy. The portfolio is predominantly invested in AAA/AA rated fixed-income securities. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Our financial condition and balance sheet remain solid at June 30, 2013, with cash and cash equivalents and marketable securities of $2,041.1 million. The cash and marketable securities balance included $0.7 million of cash and $245.2 million of long-term marketable securities pledged as collateral to the outstanding reverse repurchase obligations as of June 30,

2013, which were repaid on July 2, 2013. This borrowing was a normal part of our client funds extended investment strategy. Our net cash flows provided by operating activities were $1,577.2 million in fiscal 2013, as compared to $1,910.2 million in fiscal 2012. This decrease in cash flows provided by operating activities from fiscal 2012 to fiscal 2013 was due to the fiscal 2013 payment of a reinsurance arrangement with ACE American Insurance Company, higher pension plan contributions, a variance in the timing of tax-related net cash payments, and unfavorable changes in timing differences on the remaining net components of working capital, partially offset by higher net earnings. The increase in cash used in investing activities of $4,822.0 million is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations, partially offset by the amount of cash used for business acquisitions and proceeds from the sale of businesses included in discontinued operations. The increase in cash provided by financing activities of $5,104.9 million is primarily due to the timing of cash received and payments made related to client funds as compared to the prior year.

We have a strong business model with a high percentage of recurring revenues, excellent margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. We continue to enhance value to our shareholders, and in fiscal 2013 returned excess cash of $805.5 million through dividends and $647.3 million through our share buyback program. In the last five fiscal years, we have reduced the Company's common stock outstanding by approximately 5% through share buybacks, net of the effect of common stock issued under employee stock-based compensation programs. We have also raised the dividend payout per share for 38 consecutive years.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

(Dollars in millions, except per share amounts)

	Years ended June 30,			$ Change		% Change
	2013	2012	2011	2013	2012	2013	2012

Total revenues	$11,310.1	$10,616.0	$9,833.0	$694.1	$783.0	7%	8%

Costs of revenues:
Operating expenses	5,742.4	5,365.2	4,888.6	377.2	476.6	7%	10%
Systems development and programming costs	654.3	592.7	570.0	61.6	22.7	10%	4%
Depreciation and amortization	252.9	256.4	249.8	(3.5)	6.6	(1)%	3%
Total costs of revenues	6,649.6	6,214.3	5,708.4	435.3	505.9	7%	9%

Selling, general and administrative costs	2,620.6	2,456.9	2,314.6	163.7	142.3	7%	6%
Goodwill impairment	42.7	—	—	42.7	—	100%	—%
Interest expense	9.1	7.7	8.6	1.4	(0.9)	18%	(10)%
Total expenses	9,322.0	8,678.9	8,031.6	643.1	647.3	7%	8%

Other income, net	(96.2)	(170.8)	(116.6)	(74.6)	54.2	(44)%	46%

Earnings from continuing operations before income taxes	$2,084.3	$2,107.9	$1,918.0	$(23.6)	$189.9	(1)%	10%
Margin	18.4%	19.9%	19.5%

Provision for income taxes	$720.2	$728.2	$673.0	$(8.0)	$55.2	(1)%	8%
Effective tax rate	34.6%	34.5%	35.1%

Net earnings from continuing operations	$1,364.1	$1,379.7	$1,245.0	$(15.6)	$134.7	(1)%	11%

Diluted earnings per share from continuing operations	$2.80	$2.80	$2.50	$—	$0.30	—%	12%

Non-GAAP measures

The following table reconciles our results to adjusted results that exclude the fiscal 2013 non tax-deductible goodwill impairment charge and the fiscal 2012 sale of assets related to rights and obligations to resell a third-party expense management platform.

	Years ended June 30,			$ Change		% Change
(Dollars in millions, except per share amounts)	2013	2012	2011	2013	2012	2013	2012

Earnings from continuing operations before income taxes	$2,084.3	$2,107.9	$1,918.0	$(23.6)	$189.9	(1)%	10%
Adjustments:
Goodwill impairment	42.7	—	—
Gain on sale of assets	—	(66.0)	—
Adjusted earnings from continuing operations before income taxes	$2,127.0	$2,041.9	$1,918.0	$85.1	$123.9	4%	6%

Provision for income taxes	$720.2	$728.2	$673.0	$(8.0)	$55.2	(1)%	8%
Effective tax rate	34.6%	34.5%	35.1%
Adjustments:
Goodwill impairment	—	—	—
Gain on sale of assets	—	(24.8)	—
Adjusted provision for income taxes	$720.2	$703.4	$673.0	$16.8	$30.4	2%	5%
Adjusted effective tax rate	33.9%	34.4%	35.1%

Net earnings from continuing operations	$1,364.1	$1,379.7	$1,245.0	$(15.6)	$134.7	(1)%	11%
Adjustments:
Goodwill impairment	42.7	—	—
Gain on sale of assets	—	(41.2)	—
Adjusted net earnings from continuing operations	$1,406.8	$1,338.5	$1,245.0	$68.3	$93.5	5%	8%

Diluted earnings per share from continuing operations	$2.80	$2.80	$2.50	$—	$0.30	—%	12%
Adjustments:
Goodwill impairment	0.09	—	—
Gain on sale of assets	—	(0.08)	—
Adjusted diluted earnings per share from continuing operations	$2.89	$2.72	$2.50	$0.17	$0.22	6%	9%

Fiscal 2013 Compared to Fiscal 2012

Total Revenues

Total revenues increased $694.1 million, or 7%, to $11,310.1 million in fiscal 2013, as compared to fiscal 2012, due to an increase in revenues in Employer Services of 7%, or $525.5 million, to $7,914.0 million, an increase in revenues in PEO Services of 11%, or $201.8 million, to $1,973.2 million, and an increase in revenues in Dealer Services of 9%, or $152.4 million, to $1,813.7 million.  Total revenues would have increased approximately 6% without the impact of recently completed acquisitions and the impact to revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  In addition, revenues decreased $61.3 million due to changes in foreign currency exchange rates.

Total revenues in fiscal 2013 include interest on funds held for clients of $420.9 million, as compared to $493.3 million in fiscal 2012.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.2% in fiscal 2013, as compared to 2.8% in fiscal 2012, partially offset by an increase in our average client funds balance of 7%, to $19.2 billion, in fiscal 2013.

Total Expenses

Our total expenses increased $643.1 million, or 7%, to $9,322.0 million in fiscal 2013, as compared to fiscal 2012.  The increase in our total expenses was due to an increase in operating expenses of $377.2 million, an increase in selling, general and administrative expenses of $163.7 million, an increase in systems development and programming costs of $61.6 million, and the goodwill impairment charge of $42.7 million. Total expenses would have increased approximately 7% without the impact of the goodwill impairment charge and 6% without the impact of recently completed acquisitions.

Our total costs of revenues increased $435.3 million, or 7%, to $6,649.6 million in fiscal 2013, as compared to fiscal 2012, due to an increase in operating expenses of $377.2 million and an increase in systems development and programming costs of $61.6 million.

Operating expenses increased $377.2 million, or 7% in fiscal 2013, as compared to fiscal 2012, due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage and state unemployment taxes for worksite employees.  These pass-through costs were $1,513.5 million for fiscal 2013, which included costs for benefits coverage of $1,193.2 million and costs for workers’ compensation and payment of state unemployment taxes of $320.3 million.  These pass-through costs were $1,363.6 million for fiscal 2012, which included costs for benefits coverage of $1,060.3 million and costs for workers’ compensation and payment of state unemployment taxes of $303.3 million.  The increase in operating expenses is also due to expenses related to businesses acquired of $84.4 million and higher labor-related expenses in Employer Services of $69.4 million, partially offset by a decrease of $34.0 million due to changes in foreign currency exchange rates.

Systems development and programming costs increased $61.6 million, or 10%, in fiscal 2013, as compared to fiscal 2012, due to increased costs to develop, support, and maintain our products and increased costs related to businesses acquired of $6.6 million, partially offset by a decrease of $6.7 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $163.7 million, or 7%, in fiscal 2013, as compared to fiscal 2012.  The increase in expenses was related to an increase in selling expenses of $72.9 million resulting from investments in our salesforce and an increase in expenses of businesses acquired of $16.3 million, partially offset by a decrease of $24.6 million due to changes in foreign currency exchange rates. Additionally, selling, general, and administrative expenses decreased $24.1 million due to lower severance expenses in fiscal 2013, as compared to fiscal 2012.

Other Income, net

Years ended June 30,
(Dollars in millions)	2013	2012	$ Change

Interest income on corporate funds	$(64.5)	$(85.2)	$(20.7)
Realized gains on available-for-sale securities	(32.1)	(32.1)	—
Realized losses on available-for-sale securities	3.5	7.7	4.2
Impairment losses on available-for-sale securities	—	5.8	5.8
Impairment losses on assets held for sale	—	2.2	2.2
Gains on sales of buildings	(2.2)	—	2.2
Gain on sale of assets	—	(66.0)	(66.0)
Other, net	(0.9)	(3.2)	(2.3)
Other income, net	$(96.2)	$(170.8)	$(74.6)

Other income, net, decreased $74.6 million in fiscal 2013, as compared to fiscal 2012.  The decrease was due to a $66.0 million gain on the sale of assets related to rights and obligations to resell a third-party expense management platform in fiscal 2012 and a decrease in interest income on corporate funds of $20.7 million in fiscal 2013, as compared to fiscal 2012.  The decrease in interest income on corporate funds resulted from lower average interest rates from 2.1% in fiscal 2012 to 1.5% in fiscal 2013, partially offset by increasing average daily corporate funds, which increased from $4.0 billion in fiscal 2012 to $4.2 billion in fiscal 2013. Such decreases were partially offset by gains of $2.2 million pertaining to the sale of two buildings in fiscal 2013, a $5.8 million impairment loss on available-for-sale securities in fiscal 2012, and an impairment loss of $2.2 million related to assets previously classified as assets held for sale in fiscal 2012.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes decreased $23.6 million, or 1%, to $2,084.3 million in fiscal 2013, which includes the effect of the $42.7 million goodwill impairment charge, compared to $2,107.9 million in fiscal 2012, which includes the effect of a $66.0 million gain on the sale of assets related to the rights and obligations to resell a third-party expense management platform. Overall margin decreased approximately 140 basis points in fiscal 2013 with approximately 40 basis points of margin decrease attributable to the goodwill impairment charge, 20 basis points of margin decrease attributable to acquisitions completed in fiscal 2012, and 90 basis points related to the continued decline in interest on funds held for clients discussed above. In addition, overall margin decreased approximately 60 basis points due to the fiscal 2012 gain on the sale of assets related to the rights and obligations to resell a third-party management platform. These decreases were partially offset by margin improvements in our business segments.

Adjusted earnings from continuing operations before income taxes increased $85.1 million, or 4%, to $2,127.0 million, in fiscal 2013, compared to $2,041.9 million for fiscal 2012, due to increased revenue and margin improvement in our business segments, partially offset by the continued decline in interest on funds held for clients.

Provision for Income Taxes

The effective tax rate in fiscal 2013 and 2012 was 34.6% and 34.5%, respectively.  Our effective tax rate for fiscal 2013 includes the effect of a non tax-deductible goodwill impairment charge of $42.7 million that increased our effective tax rate by 0.7 percentage points in the period.  The 0.7 percentage point increase was offset by a reduction in foreign taxes and the availability of higher foreign tax credits in fiscal 2013, as compared to 2012.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations decreased $15.6 million, or 1%, to $1,364.1 million in fiscal 2013, which includes the effect of the $42.7 million goodwill impairment charge, compared to $1,379.7 million in fiscal 2012, which included the effect of an after tax gain on the sale of assets of $41.2 million. Diluted earnings per share from continuing operations was flat in fiscal 2013, as compared to $2.80 in fiscal 2012.

In fiscal 2013, our diluted earnings per share from continuing operations reflects the decrease in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 10.4 million shares in fiscal 2013.

Adjusted net earnings from continuing operations increased $68.3 million, or 5%, to $1,406.8 million, in fiscal 2013, as compared to $1,338.5 million for fiscal 2012, and the adjusted diluted earnings per share from continuing operations increased 6%, to $2.89 for fiscal 2013, compared to $2.72, as adjusted, for fiscal 2012. The increase in adjusted diluted earnings per share from continuing operations for fiscal 2013 reflects the increase in adjusted net earnings from continuing operations and the impact of fewer shares outstanding due to the repurchase of approximately 10.4 million shares in fiscal 2013.

Fiscal 2012 Compared to Fiscal 2011

Total Revenues

Our total revenues increased $783.0 million, or 8%, to $10,616.0 million in fiscal 2012, as compared to fiscal 2011, due to an increase in revenues in Employer Services of 7%, or $510.2 million, to $7,388.5 million, PEO Services of 15%, or $227.5 million, to $1,771.4 million, and Dealer Services of 10%, or $147.8 million, to $1,661.3 million. Total revenues would have increased approximately 6% without the impact of recently completed acquisitions and the impact to revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform. There was no impact to total revenue growth rates as a result of changes in foreign currency exchange rates.

Total revenues for fiscal 2012 include interest on funds held for clients of $493.3 million, as compared to $540.1 million in fiscal 2011. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.8% during fiscal 2012, as compared to 3.2% for fiscal 2011, partially offset by an increase in our average client funds balance of 6%, to $17.9 billion in fiscal 2012.

Total Expenses

Our total expenses increased $647.3 million, or 8%, to $8,678.9 million in fiscal 2012, as compared to fiscal 2011. The increase in our total expenses was due to an increase in operating expenses of $476.6 million, an increase in selling, general and administrative expenses of $142.3 million, and an increase in systems development and programming costs of $22.7 million. Total expenses would have increased approximately 6% without the impact of recently completed acquisitions.

Our total costs of revenues increased 9%, to $6,214.3 million in fiscal 2012, as compared to fiscal 2011 due to an increase in operating expenses of $476.6 million and an increase in systems development and programming costs of $22.7 million.

Operating expenses increased $476.6 million, or 10%, in fiscal 2012, as compared to fiscal 2011 due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers' compensation coverage and state unemployment taxes for worksite employees. These pass-through costs were $1,363.6 million in fiscal 2012, which included costs for benefits coverage of $1,060.3 million and costs for workers' compensation and payment of state unemployment taxes of $303.3 million. These pass-through costs were $1,182.2 million in fiscal 2011, which included costs for benefits coverage of $937.8 million and costs for workers' compensation and payment of state unemployment taxes of $244.4 million. The increase in operating expenses is also due to operating expenses related to businesses acquired of $132.1 million, and higher labor-related expenses in Employer Services of $38.5 million. Additionally, operating expenses decreased $5.4 million due to changes in foreign currency exchange rates.

Systems development and programming costs increased $22.7 million, or 4%, in fiscal 2012, as compared to fiscal 2011, due to businesses acquired of $16.1 million, partially offset by a higher proportion of capitalizable efforts directed at feature and functionality product enhancements in the period. Additionally, systems, development, and programming costs decreased $1.3 million due to changes in foreign currency exchange rates.

Selling, general and administrative expenses increased $142.3 million, or 6%, in fiscal 2012, as compared to fiscal 2011. The increase in expenses was related to severance expenses of $51.2 million resulting from cost reduction initiatives focused on the realization of synergies in certain international businesses as we adjust our cost structure in light of the softer European economic environment, an increase in selling expenses of $55.5 million resulting from increases in salesforce headcount coupled with an increase in expenses of businesses acquired of $36.7 million. Additionally, selling, general, and administrative expenses decreased $9.0 million due to changes in foreign currency exchange rates.

Other Income, net

Years ended June 30,
(Dollars in millions)	2012	2011	$ Change

Interest income on corporate funds	$(85.2)	$(88.8)	$(3.6)
Realized gains on available-for-sale securities	(32.1)	(38.0)	(5.9)
Realized losses on available-for-sale securities	7.7	3.6	(4.1)
Impairment losses on available-for-sale securities	5.8	—	(5.8)
Impairment losses on assets held for sale	2.2	11.7	9.5
Gains on sales of buildings	—	(1.8)	(1.8)
Gain on sale of assets	(66.0)	—	66.0
Other, net	(3.2)	(3.3)	(0.1)
Other income, net	$(170.8)	$(116.6)	$54.2

Other income, net, increased $54.2 million in fiscal 2012, as compared to fiscal 2011. This increase was due to a gain of $66.0 million pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform during fiscal 2012. This increase was partially offset by the net activity related to our available-for-sale securities, including realized gains, realized losses and impairment losses, which together resulted in a decrease in other income, net of

$15.8 million, and a decrease in interest income on corporate funds of $3.6 million during fiscal 2012, as compared to fiscal 2011. The decrease in interest income on corporate funds resulted from lower average interest rates from 2.6% for fiscal 2011 to 2.1% for fiscal 2012, partially offset by increasing average daily corporate funds, which increased from $3.5 billion for fiscal 2011 to $4.0 billion for fiscal 2012. In addition, in the fourth quarter of 2012, we completed the sale of two buildings previously classified as assets held for sale for their combined carrying value of $6.9 million, net of selling costs. We had previously recorded impairment charges related to these two buildings of $2.2 million and $11.7 million during fiscal 2012 and 2011, respectively.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $189.9 million, or 10%, to $2,107.9 million in fiscal 2012, as compared to fiscal 2011, due to the increase in revenues and the gain on sale of assets, partially offset by the increase in expenses discussed above. Overall margin increased approximately 30 basis points in fiscal 2012 with approximately 60 basis points of the margin contribution related to the gain on the sale of assets and approximately 40 basis points of margin decline attributable to acquisitions.

Adjusted earnings from continuing operations increased $123.9, or 6%, to $2,041.9 million in fiscal 2012, as compared to $1,918.0 million, as reported, for fiscal 2011 due to increased revenue and margin improvement in our business segments, partially offset by decline in interest on funds held for clients.

Provision for Income Taxes

The effective tax rates in fiscal 2012 and 2011 were 34.5% and 35.1%, respectively. The decrease in the effective tax rate for the fiscal year is the result of the final resolution of certain tax matters, the expiration of certain statutes of limitation, and the availability of foreign tax credits, partially offset by an unfavorable mix of earnings between jurisdictions.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $134.7 million, or 11%, to $1,379.7 million in fiscal 2012 and includes an after-tax gain on sale of assets of $41.2 million, as compared to fiscal 2011. Diluted earnings per share from continuing operations increased 12%, to $2.80 compared to $2.50 in fiscal 2011. The increase in diluted earnings per share reflects the increase in net earnings and the impact of fewer shares outstanding as a result of the repurchase of approximately 14.6 million shares during fiscal 2012.

Adjusted net earnings from continuing operations increased $93.5 million, or 8% to $1,338.5 million, for fiscal 2012, from $1,245.0 million, as reported, for fiscal 2011, and the related diluted earnings per share from continuing operations, as adjusted, increased 9%, to $2.72 for fiscal 2012. The increase in diluted earnings per share, as adjusted, for fiscal 2012 reflects the increase in adjusted net earnings from continuing operations, as adjusted, and the impact of fewer shares outstanding due to the repurchase of approximately 14.6 million shares during fiscal 2012.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues from Continuing Operations

(Dollars in millions)

	Years ended June 30,			$ Change		% Change
	2013	2012	2011	2013	2012	2013	2012
Employer Services	$7,914.0	$7,388.5	$6,878.3	$525.5	$510.2	7%	7%
PEO Services	1,973.2	1,771.4	1,543.9	201.8	227.5	11%	15%
Dealer Services	1,813.7	1,661.3	1,513.5	152.4	147.8	9%	10%
Other	1.7	5.5	12.9
Reconciling items:
Foreign exchange	39.9	96.4	97.2
Client fund interest	(432.4)	(307.1)	(212.8)
	$11,310.1	$10,616.0	$9,833.0	$694.1	$783.0	7%	8%

 Earnings from Continuing Operations before Income Taxes

(Dollars in millions)

	Years ended June 30,			$ Change		% Change
	2013	2012	2011	2013	2012	2013	2012
Employer Services	$2,134.2	$1,949.2	$1,831.9	$185.0	$117.3	9%	6%
PEO Services	199.2	170.6	137.3	28.6	33.3	17%	24%
Dealer Services	335.7	277.6	231.3	58.1	46.3	21%	20%
Other	(272.8)	(102.0)	(178.1)
Reconciling items:
Foreign exchange	7.4	3.1	(1.0)
Client fund interest	(432.4)	(307.1)	(212.8)
Cost of capital charge	113.0	116.5	109.4
	$2,084.3	$2,107.9	$1,918.0	$(23.6)	$189.9	(1)%	10%

The prior years' reportable segment revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2013 budgeted foreign exchange rates.  This adjustment is made for management purposes so that the reportable segments' revenues are presented on a consistent basis without the impact of changes in foreign currency exchange rates.  This adjustment is a reconciling item to revenues from continuing operations and earnings from continuing operations before income taxes and is eliminated in consolidation.

Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.  The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense and the goodwill impairment charge.

In addition, the reconciling items include an adjustment for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  This allocation is made for management reasons so that the reportable segments’ results are presented on a consistent basis without the impact of fluctuations in interest rates.  This allocation is a reconciling item to our reportable segments’ revenues from continuing operations and earnings from continuing operations before income taxes and is eliminated in consolidation.

Finally, the reportable segments’ results also include a cost of capital charge related to the funding of acquisitions and other investments.  This charge is a reconciling item to earnings from continuing operations before income taxes and is eliminated in consolidation.

Employer Services

Fiscal 2013 Compared to Fiscal 2012

Revenues

Employer Services' revenues increased $525.5 million, or 7%, to $7,914.0 million in fiscal 2013, as compared to fiscal 2012.  Revenues for our Employer Services business would have increased approximately 6% without the impact of acquisitions and revenues pertaining to the sale in fiscal 2012 of assets related to rights and obligations to resell a third-party expense management platform.  Revenues increased due to new business started during the year from new business bookings growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  Our worldwide client revenue retention rate in fiscal 2013 increased 40 basis points to 91.3% as compared to our rate in fiscal 2012 and our pays per control increased 2.8% in fiscal 2013.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $185.0 million, or 9%, to $2,134.2 million in fiscal 2013, as compared to fiscal 2012.  The increase was due to the increase in revenues of $525.5 million discussed above, which was partially offset by an increase in expenses of $340.5 million.  In addition to an increase in expenses related to increased revenues, expenses increased in fiscal 2013 due to investments in our salesforce and labor-related costs over the same period prior year levels coupled with the effects of acquisitions.  Overall margin increased approximately 60 basis points from 26.4% to 27.0% for fiscal 2013, as compared to fiscal 2012, and included the benefit of increased operating scale, offset by approximately 50 basis points of margin decline attributable to acquisitions.

Fiscal 2012 Compared to Fiscal 2011

Revenues

Employer Services' revenues increased $510.2 million, or 7%, to $7,388.5 million in fiscal 2012, as compared to fiscal 2011.  Revenues for our Employer Services business would have increased approximately 6% without the impact of acquisitions and revenues pertaining to the sale of assets related to rights and obligations to resell a third-party expense management platform.  Revenues increased due to new business started during the year from new business bookings growth, an increase in the number of employees on our clients' payrolls, and the impact of price increases. Our worldwide client revenue retention rate for fiscal 2012 decreased slightly as compared to our rate for fiscal 2011 while our pays per control metric increased 3.0% for fiscal 2012.

Earnings from Continuing Operations before Income Taxes

Employer Services' earnings from continuing operations before income taxes increased $117.3 million, or 6%, to $1,949.2 million in fiscal 2012, as compared to fiscal 2011. The increase was due to the increase in revenues of $510.2 million discussed above, which was partially offset by an increase in expenses of $392.9 million. In addition to an increase in expenses related to increased revenues, expenses increased for fiscal 2012 due to investments in salesforce associate headcount and labor-related costs over the same period prior year levels coupled with the effects of acquisitions. Overall margin decreased approximately 20 basis points from 26.6% to 26.4% for fiscal 2012, as compared to fiscal 2011, with approximately 80 basis points of margin decline attributable to acquisitions.

PEO Services

Fiscal 2013 Compared to Fiscal 2012

Revenues

PEO Services' revenues increased $201.8 million, or 11%, to $1,973.2 million for fiscal 2013, as compared to fiscal 2012.  Such revenues include pass-through costs of $1,513.5 million for fiscal 2013 and $1,363.6 million for fiscal 2012 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 9% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $28.6 million, or 17%, to $199.2 million for fiscal 2013, as compared to fiscal 2012.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased approximately 50 basis points from 9.6% to 10.1% for fiscal 2013, as compared to fiscal 2012, resulting from slower growth in pass-through costs.

Fiscal 2012 Compared to Fiscal 2011

Revenues

PEO Services' revenues increased $227.5 million, or 15%, to $1,771.4 million in fiscal 2012, as compared to fiscal 2011. Such revenues include pass-through costs of $1,363.6 million for fiscal 2012 and $1,182.2 million for fiscal 2011 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes increased $33.3 million, or 24%, to $170.6 million for fiscal 2012, as compared to fiscal 2011, due to growth in earnings related to the increase in the average number of worksite employees. Overall margin increased approximately 70 basis points from 8.9% to 9.6% for fiscal 2012, as compared to fiscal 2011, resulting from a higher average number of worksite employees.

Dealer Services

Fiscal 2013 Compared to Fiscal 2012

Revenues

Dealer Services' revenues increased $152.4 million, or 9%, to $1,813.7 million for fiscal 2013, as compared to fiscal 2012.  Revenues for our Dealer Services business would have increased approximately 8% without the impact of acquisitions due to new clients, improved client retention, and growth in our key products during fiscal 2013, as compared to fiscal 2012. Revenues increased due to new business started during the year from growth in new business bookings and increased users of our digital marketing solutions. We continue to see increased utilization of our credit report and vehicle registration transactions, consistent with the steady improvement of the North American new car market.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $58.1 million, or 21%, to $335.7 million for fiscal 2013, as compared to fiscal 2012. This increase was due to the increase in revenues of $152.4 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased approximately 180 basis points from 16.7% to 18.5% for fiscal 2013, as compared to fiscal 2012, due to increased operating scale and included approximately 10 basis points of margin improvement related to acquisitions completed in fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

Revenues

Dealer Services' revenues increased $147.8 million, or 10%, to $1,661.3 million for fiscal 2012, as compared to fiscal 2011. Revenues for our Dealer Services business would have increased approximately 6% for fiscal 2012 without the impact of acquisitions. Revenues without acquisitions increased $90.9 million due to new clients, improved client retention, and growth in our key products during fiscal 2012, as compared to fiscal 2011. Revenues increased due to new business started during the year from growth in new business bookings, increased users of our digital marketing solutions, and an increase in credit report and vehicle registration transaction revenues.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $46.3 million, or 20%, to $277.6 million for fiscal 2012, as compared to fiscal 2011. The increase was due to the increase in revenues of $147.8 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products. Overall margin increased approximately 140 basis points from 15.3% to 16.7% for fiscal 2012, as compared to fiscal 2011, which includes approximately 20 basis points of margin decrease related to acquisitions. In addition, overall margin increased approximately 50 basis points due to acquisition-related costs incurred during fiscal 2011 related to our acquisition of Cobalt in the prior year.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense and the goodwill impairment charge.

Stock-based compensation expense was $96.4 million, $94.1 million, and $90.3 million in fiscal 2013, 2012, and 2011, respectively.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to a $1 million per occurrence. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity. During fiscal 2013 ADP Indemnity paid a premium of $141.4 million to enter into a reinsurance arrangement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2013 policy year up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees. ADP Indemnity paid a premium of $142.4 million in July 2013 to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses for the fiscal 2014 policy year on terms substantially similar to the fiscal 2013 reinsurance policy to cover losses up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

Our net realized (gains) on the sale of available-for-sale securities, including impairment losses, were $(28.6) million, $(18.6) million, and $(34.4) million in each of fiscal 2013, 2012, and 2011, respectively.

In fiscal 2013 we recorded a goodwill impairment charge of $42.7 million related to our ADP AdvancedMD business which is part of the Employer Services segment. There were no goodwill impairment charges in fiscal 2012 and 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, cash and marketable securities were $2,041.1 million, stockholders' equity was $6,189.9 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients and client funds obligations at June 30, 2013 was $1,195.7 million, as compared to $1,337.0 million at June 30, 2012.  The decrease in working capital resulted from an increase in accrued expenses and other current liabilities and outstanding obligations under reverse repurchase agreements, partially offset by an increase in cash and cash equivalents and accounts receivable, net.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during fiscal 2013, and we held approximately $2.0 billion of cash and marketable securities at June 30, 2013.  We have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations. Of the cash and cash equivalents and marketable securities held at June 30, 2013, approximately $245.2 million and $0.7 million are classified as long-term marketable securities and cash and cash equivalents, respectively, and were pledged as collateral by our Canadian subsidiary to engage in reverse repurchase obligations, which were subsequently repaid on July 2, 2013. An additional $0.6 billion was held by our foreign subsidiaries. Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits. Our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the years ended 2013, 2012, and 2011, are summarized as follows:

	Years ended June 30,			$ Change
	2013	2012	2011	2013	2012
Cash provided by (used in):
Operating activities	$1,577.2	$1,910.2	$1,705.8	$(333.0)	$204.4
Investing activities	(1,578.4)	3,243.6	(7,340.6)	(4,822.0)	10,584.2
Financing activities	151.0	(4,953.9)	5,339.2	5,104.9	(10,293.1)
Effect of exchange rate changes on cash and cash equivalents	1.2	(41.2)	41.7	42.4	(82.9)
Net change in cash and cash equivalents	$151.0	$158.7	$(253.9)	$(7.7)	$412.6

Net cash flows provided by operating activities were $1,577.2 million for fiscal 2013, as compared to $1,910.2 million provided by operating activities for fiscal 2012.  The decrease in net cash flows provided by operating activities was due to the payment of a premium of $141.4 million related to our fiscal 2013 reinsurance arrangement with ACE American Insurance Company, higher pension plan contributions of $43.7 million, a variance in the timing of tax-related net cash payments of $44.0 million, and an unfavorable change in the net components of working capital.

Net cash flows used in investing activities were $1,578.4 million for fiscal 2013, as compared to net cash flows provided by investing activities of $3,243.6 million for fiscal 2012. The net change in cash used in investing activities is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $5,016.0 million, partially offset by a decrease in the purchases of corporate and client funds marketable securities of $210.9 million, a decrease in cash used for business acquisitions of $223.7 million, and an increase in cash received from the sale of businesses included in discontinued operations of $161.4 million.

Net cash flows provided by financing activities were $151.0 million for fiscal 2013 as compared to net cash flows used in financing activities of $4,953.9 million for fiscal 2012.  The net change in cash provided by financing activities is due to the net change in client funds obligations of $4,865.1 million as a result of the timing of cash received and payments made related to client funds, partially offset by an increase in dividends paid to our shareholders of $65.8 million.

We purchased approximately 10.4 million shares of our common stock at an average price per share of $61.89 during fiscal 2013 compared to purchases of 14.6 million shares at an average price per share of $51.26 during fiscal 2012.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  In August 2013, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $7.25 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For fiscal 2013 and 2012, our average borrowings were $2.4 billion and $2.3 billion, respectively, at weighted average interest rate of 0.2% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper during fiscal 2013 approximated two days.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2013 and June 30, 2012, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have $3.0 billion available to us on a committed basis under these reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.0 billion available to us under the committed reverse repurchase agreements.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2013, we had $245.9 million of obligations outstanding related to reverse repurchase agreements, which were subsequently repaid on July 2, 2013. At June 30, 2012, we had no outstanding obligations under reverse repurchase agreements. For fiscal 2013 and 2012, we had average outstanding balances under reverse repurchase agreements of $362.0 million and $297.7 million, respectively, at weighted average interest rates of 0.7% and 0.6%, respectively.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through June 30, 2013 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $7.25 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, rate reduction, and other asset-backed securities, secured predominately by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations in fiscal 2013 were $174.8 million, as compared to $146.2 million in fiscal 2012 and $184.8 million in fiscal 2011. The capital expenditures in fiscal 2013 related to our data center and other facility improvements made to support our operations. We expect capital expenditures in fiscal 2014 to be between $190 million and $210 million.

The following table provides a summary of our contractual obligations as of June 30, 2013:

(In millions)	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Unknown	Total

Debt Obligations (1)	$2.2	$4.8	$9.5	$1.0	$—	$17.5
Operating Lease and Software License Obligations (2)	$177.4	$222.7	$81.3	$28.8	$—	$510.2
Purchase Obligations (3)	$349.1	$260.0	$110.9	$—	$—	$720.0
Obligations related to Unrecognized Tax Benefits (4)	$3.0	$—	$—	$—	$67.7	$70.7
Other long-term liabilities reflected on our Consolidated Balance Sheets:
Compensation and Benefits (5)	$9.2	$176.0	$92.7	$276.6	$21.1	$575.6
Acquisition-related obligations (6)	$11.1	$—	$—	$—	$—	$11.1
Total	$552.0	$663.5	$294.4	$306.4	$88.8	$1,905.1

(1)
These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. The estimated interest payments due by the corresponding period above are $0.6 million, $0.9 million, $0.3 million, and $0.0 million, respectively, which have been excluded.

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

(3)
Purchase obligations are comprised of a $142.4 million reinsurance premium with ACE American Insurance Company for the fiscal 2014 policy year, as well as obligations related to purchase and maintenance agreements on our software, equipment, and other assets.

(4)
We made the determination that net cash payments expected to be paid within the next 12 months, related to unrecognized tax benefits of $70.7 million at June 30, 2013, are expected to be up to $3 million. We are unable to make reasonably reliable estimates as to the period beyond the next 12 months in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)
Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.  These amounts exclude the estimated contributions to our defined benefit plans, which are expected to be $83.7 million in fiscal 2014.

(6)	Acquisition-related obligations relate to deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2013, the obligations relating to these matters, which are expected to be paid in fiscal 2014, total $21,956.3 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $22,228.8 million of cash and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2013.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to a $1 million per occurrence. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of the $1 million per occurrence and also any aggregate losses within the $1 million retention that collectively exceed a certain level in each policy year. Should AIG and its wholly-owned insurance company be unable to satisfy their contractual obligations, ADP would become responsible for satisfying these worksite employee workers' compensation obligations. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity. ADP Indemnity paid a premium of $142.4 million in July 2013 to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses for the fiscal 2014 policy year on terms substantially similar to the fiscal 2013 reinsurance policy to cover losses up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees. At June 30, 2013, ADP Indemnity's total assets were $329.4 million to satisfy the actuarially estimated unpaid losses of $268.9 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $59.5 million, net of insurance recoveries, in fiscal 2013, and in fiscal 2012, paid claims of $64.1 million.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At June 30, 2013, approximately 91% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $6.75 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 (P1) by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.0 billion of which is available on a committed basis), and available borrowings under our $7.25 billion committed revolving credit facilities. In August 2013, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $7.25 billion in aggregate maturity value. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments.  The minimum allowed credit rating at time of purchase for corporate and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A.  The maximum maturity at time of purchase for BBB rated securities is 5 years, for single A rated securities is 7 years, and for AA rated and AAA rated securities is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

(Dollars in millions)
Years ended June 30,	2013	2012	2011
Average investment balances at cost:
Corporate investments	$4,200.3	$4,024.6	$3,467.6
Funds held for clients	19,156.3	17,898.2	16,865.4
Total	$23,356.6	$21,922.8	$20,333.0

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.5%	2.1%	2.6%
Funds held for clients	2.2%	2.8%	3.2%
Total	2.1%	2.6%	3.1%

Realized gains on available-for-sale securities	$32.1	$32.1	$38.0
Realized losses on available-for-sale securities	(3.5)	(7.7)	(3.6)
Net realized gains on available-for-sale securities	$28.6	$24.4	$34.4

Impairment losses on available-for-sale securities	$—	$(5.8)	$—

As of June 30:

Net unrealized pre-tax gains on available-for-sale securities	$287.4	$710.5	$570.9

Total available-for-sale securities at fair value	$18,838.7	$18,093.4	$16,927.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased approximately 60 basis points, from 2.6% for fiscal 2012 to 2.1% for fiscal 2013.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2014.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $3 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2014.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 83% of our available-for-sale securities held a AAA or AA rating at June 30, 2013.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes.

During fiscal 2013, 2012, and 2011, Dealer Services earned 12.1%, 10.7%, and 8.8%, respectively, of its segment revenues from continuing operations from one client. We did not have any customers that individually accounted for more than 10% of our consolidated revenue from continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net earnings, and other comprehensive income. The Company has elected to present net earnings and other comprehensive income on two separate, but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below.

Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services' client-related funds. We enter into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Our service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties. Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned, as the collection, holding, and remittance of these funds are critical components of providing these services.

We also recognize revenues associated with the sale of software systems and associated software licenses (e.g., Dealer Services' dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation, and post-contract customer support, revenues are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist. Changes to the elements in an arrangement and the ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

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

Goodwill. We account for goodwill in accordance with ASC 350-10, which states that goodwill should not be amortized, but instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We perform this impairment test by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, we then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. We determine the fair value of our reporting units using an equal weighted blended approach, which combines the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. We had $3,052.6 million of goodwill as of June 30, 2013. Based on the fair value analysis completed in the fourth quarter of 2013, management concluded that fair value exceeded carrying value for all reporting units, with the exception of the ADP AdvancedMD reporting unit, for which an impairment charge of $42.7 million was recorded in the fourth quarter of fiscal 2013. In completing the annual impairment test for fiscal 2013, we evaluated the reasonableness of differences noted between the fair value and carrying value of each reporting unit. Given the significance of our goodwill, an adverse change to the fair value of goodwill and intangible assets could result in an impairment charge which could be material to our consolidated earnings if we are unable to generate the anticipated revenue growth, synergies and/or cost savings associated with our acquisitions.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not” assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements. As of June 30, 2013 and 2012, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $70.7 million and $84.7 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $15 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information called by this item is provided under the caption "Quantitative and Qualitative Disclosures About Market Risk" under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related statements of consolidated earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 19, 2013

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2013	2012	2011

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$8,928.5	$8,362.5	$7,759.0
Interest on funds held for clients	420.9	493.3	540.1
PEO revenues (A)	1,960.7	1,760.2	1,533.9
TOTAL REVENUES	11,310.1	10,616.0	9,833.0

EXPENSES:
Costs of revenues:
Operating expenses	5,742.4	5,365.2	4,888.6
Systems development and programming costs	654.3	592.7	570.0
Depreciation and amortization	252.9	256.4	249.8
TOTAL COSTS OF REVENUES	6,649.6	6,214.3	5,708.4

Selling, general, and administrative expenses	2,620.6	2,456.9	2,314.6
Goodwill impairment	42.7	—	—
Interest expense	9.1	7.7	8.6
TOTAL EXPENSES	9,322.0	8,678.9	8,031.6

Other income, net	(96.2)	(170.8)	(116.6)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,084.3	2,107.9	1,918.0

Provision for income taxes	720.2	728.2	673.0
NET EARNINGS FROM CONTINUING OPERATIONS	$1,364.1	$1,379.7	$1,245.0

EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	66.8	14.2	14.7
Provision for income taxes	25.1	5.4	5.5
NET EARNINGS FROM DISCONTINUED OPERATIONS	$41.7	$8.8	$9.2

NET EARNINGS	$1,405.8	$1,388.5	$1,254.2

Basic Earnings Per Share from Continuing Operations	$2.83	$2.83	$2.52
Basic Earnings Per Share from Discontinued Operations	0.09	0.02	0.02
BASIC EARNINGS PER SHARE	$2.91	$2.85	$2.54

Diluted Earnings Per Share from Continuing Operations	$2.80	$2.80	$2.50
Diluted Earnings Per Share from Discontinued Operations	0.09	0.02	0.02
DILUTED EARNINGS PER SHARE	$2.89	$2.82	$2.52

Basic weighted average shares outstanding	482.7	487.3	493.5
Diluted weighted average shares outstanding	487.1	492.2	498.3

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $19,956.2, $17,792.2, and $15,765.3, respectively.

See notes to the consolidated financial statements.

Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2013	2012	2011

Net earnings	$1,405.8	$1,388.5	$1,254.2

Other comprehensive income:
Currency translation adjustments	(2.4)	(141.1)	166.7

Unrealized net (losses)/gains on available-for-sale securities	(394.6)	158.1	(104.6)
Tax effect	138.5	(54.4)	38.8
Reclassification of net (gains) on available-for-sale securities to net earnings	(28.6)	(18.6)	(35.3)
Tax effect	10.1	6.4	13.1

Pension net gains/(losses) arising during the period	68.2	(149.7)	108.6
Tax effect	(25.7)	52.3	(42.4)
Reclassification of pension liability adjustment to net earnings	31.7	15.5	20.8
Tax effect	(12.0)	(5.4)	(8.1)

Other comprehensive (loss)/income, net of tax	(214.8)	(136.9)	157.6
Comprehensive income	$1,191.0	$1,251.6	$1,411.8

See notes to the consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2013	2012
Assets
Current assets:
Cash and cash equivalents (A)	$1,699.1	$1,548.1
Short-term marketable securities	28.0	30.4
Accounts receivable, net	1,598.3	1,391.7
Other current assets	646.8	631.6
Assets held for sale	—	6.7
Assets of discontinued operations	—	125.0
Total current assets before funds held for clients	3,972.2	3,733.5
Funds held for clients	22,228.8	21,539.1
Total current assets	26,201.0	25,272.6
Long-term marketable securities (A)	314.0	86.9
Long-term receivables, net	138.7	129.8
Property, plant and equipment, net	728.7	706.3
Other assets	1,189.9	871.5
Goodwill	3,052.6	3,062.0
Intangible assets, net	643.2	688.3
Total assets	$32,268.1	$30,817.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$157.3	$167.4
Accrued expenses and other current liabilities	1,178.6	1,062.5
Accrued payroll and payroll-related expenses	632.1	597.0
Dividends payable	206.7	188.4
Short-term deferred revenues	316.4	312.9
Obligations under reverse repurchase agreements	245.9	—
Income taxes payable	39.5	39.3
Liabilities of discontinued operations	—	29.0
Total current liabilities before client funds obligations	2,776.5	2,396.5
Client funds obligations	21,956.3	20,856.2
Total current liabilities	24,732.8	23,252.7
Long-term debt	14.7	16.8
Other liabilities	603.1	585.9
Deferred income taxes	234.4	381.5
Long-term deferred revenues	493.2	466.5
Total liabilities	26,078.2	24,703.4

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:Authorized, 1,000.0 shares; issued 638.7 shares at June 30, 2013 and 2012; outstanding, 482.6 and 484.2 shares at June 30, 2013 and June 30, 2012, respectively	63.9	63.9
Capital in excess of par value	456.9	486.4
Retained earnings	13,020.3	12,438.3
Treasury stock - at cost: 156.1 and 154.5 shares at June 30, 2013 and June 30, 2012, respectively	(7,366.6)	(7,104.8)
Accumulated other comprehensive income	15.4	230.2
Total stockholders’ equity	6,189.9	6,114.0
Total liabilities and stockholders’ equity	$32,268.1	$30,817.4

(A) As of June 30, 2013, $245.2 million of long-term marketable securities and $0.7 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the consolidated financial statements.

Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	Shares	Amount

Balance at June 30, 2010	638.7	$63.9	$493.0	$11,252.0	$(6,539.5)	$209.5
Net earnings	—	—	—	1,254.2	—	—
Other comprehensive income	—	—	—	—	—	157.6
Stock-based compensation expense	—	—	76.3	—	—	—
Issuances relating to stock compensation plans	—	—	(78.0)	—	558.3	—
Tax benefits from stock compensation plans	—	—	(1.8)	—	—	—
Treasury stock acquired (14.2 shares)	—	—	—	—	(732.8)	—
Dividends ($1.42 per share)	—	—	—	(702.3)	—	—

Balance at June 30, 2011	638.7	$63.9	$489.5	$11,803.9	$(6,714.0)	$367.1
Net earnings	—	—	—	1,388.5	—	—
Other comprehensive loss	—	—	—	—	—	(136.9)
Stock-based compensation expense	—	—	78.7	—	—	—
Issuances relating to stock compensation plans	—	—	(106.0)	—	356.5	—
Tax benefits from stock compensation plans	—	—	24.2	—	—	—
Treasury stock acquired (14.6 shares)	—	—	—	—	(747.3)	—
Dividends ($1.55 per share)	—	—	—	(754.1)	—	—

Balance at June 30, 2012	638.7	$63.9	$486.4	$12,438.3	$(7,104.8)	$230.2
Net earnings	—	—	—	1,405.8	—	—
Other comprehensive loss	—	—	—	—	—	(214.8)
Stock-based compensation expense	—	—	79.2	—	—	—
Issuances relating to stock compensation plans	—	—	(148.3)	—	384.7	—
Tax benefits from stock compensation plans	—	—	39.6	—	—	—
Treasury stock acquired (10.4 shares)	—	—	—	—	(646.5)	—
Dividends ($1.70 per share)	—	—	—	(823.8)	—	—

Balance at June 30, 2013	638.7	$63.9	$456.9	$13,020.3	$(7,366.6)	$15.4

See notes to the consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2013	2012	2011
Cash Flows from Operating Activities:
Net earnings	$1,405.8	$1,388.5	$1,254.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	317.0	319.7	314.6
Deferred income taxes	24.6	35.9	105.3
Stock-based compensation expense	96.4	94.1	90.3
Net pension expense	43.7	36.7	40.5
Net realized gain from the sales of marketable securities	(28.6)	(24.4)	(34.4)
Net amortization of premiums and accretion of discounts on available-for-sale securities	79.3	60.0	53.6
Impairment losses on available-for-sale securities	—	5.8	—
Impairment losses on assets held for sale	—	2.2	11.7
Goodwill impairment	42.7	—	—
Gain on sale of assets	—	(66.0)	—
Gains on sales of buildings	(2.2)	—	(1.8)
Gain on sale of discontinued businesses, net of tax	(36.7)	—	—
Other	9.0	15.1	33.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(217.0)	(38.5)	(137.3)
Increase in other assets	(283.5)	(71.7)	(82.1)
(Decrease) increase in accounts payable	(10.6)	11.0	(24.6)
Increase in accrued expenses and other liabilities	135.9	135.0	77.4
Operating activities of discontinued operations	1.4	6.8	4.8
Net cash flows provided by operating activities	1,577.2	1,910.2	1,705.8

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(4,902.6)	(5,113.5)	(4,770.9)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,638.6	3,962.2	3,305.1
Net (increase) decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(161.0)	4,855.0	(4,837.1)
Capital expenditures	(174.6)	(140.1)	(181.9)
Additions to intangibles	(108.3)	(109.5)	(95.8)
Acquisitions of businesses, net of cash acquired	(42.0)	(265.7)	(776.0)
Proceeds from the sale of property, plant, and equipment and other assets	10.0	71.6	13.1
Investing activities of discontinued operations	(0.6)	—	—
Proceeds from the sale of businesses included in discontinued operations	161.4	—	—
Other	0.7	(16.4)	2.9
Net cash flows (used in) provided by investing activities	(1,578.4)	3,243.6	(7,340.6)

Cash Flows from Financing Activities:
Net increase (decrease) in client funds obligations	1,138.5	(3,726.6)	6,290.9
Payments of debt	(17.5)	(2.0)	(5.7)
Repurchases of common stock	(647.3)	(741.3)	(732.8)
Proceeds from stock purchase plan and exercises of stock options	235.3	250.0	478.2
Dividends paid	(805.5)	(739.7)	(692.4)
Net proceeds from reverse repurchase agreements	245.9	—	—
Other	1.6	5.7	1.0
Net cash flows provided by (used in) financing activities	151.0	(4,953.9)	5,339.2

Effect of exchange rate changes on cash and cash equivalents	1.2	(41.2)	41.7

Net change in cash and cash equivalents	151.0	158.7	(253.9)

Cash and cash equivalents of continuing operations, beginning of period	1,548.1	1,389.4	1,643.3

Cash and cash equivalents of continuing operations, end of period	$1,699.1	$1,548.1	$1,389.4

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates.

B. Description of Business. The Company is a provider of technology-based outsourcing solutions to employers and vehicle retailers and manufacturers. The Company classifies its operations into the following reportable segments: Employer Services, Professional Employer Organization (“PEO”) Services, and Dealer Services. The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense and the goodwill impairment charge.

C. Revenue Recognition. Revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees) as well as investment income on payroll funds, payroll tax filing funds and other Employer Services' client-related funds. The Company enters into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

Interest income on collected but not yet remitted funds held for clients is recognized in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

The Company also recognizes revenues associated with the sale of software systems and associated software licenses (e.g., Dealer Services' dealer management systems). For a majority of our software sales arrangements, which provide hardware, software licenses, installation, and post-contract customer support, revenues are recognized ratably over the software license term, as vendor-specific objective evidence of the fair values of the individual elements in the sales arrangement does not exist.

The Company assesses the collectability of revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

PEO revenues are reported on the Statements of Consolidated Earnings and are reported net of direct pass-through costs, which are costs billed and incurred for PEO Services worksite employees, primarily consisting of payroll wages and payroll taxes. Benefits, workers' compensation, and state unemployment tax fees for worksite employees are included in PEO revenues and the associated costs are included in operating expenses.

D. Cash and Cash Equivalents. Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.

E. Corporate Investments and Funds Held for Clients. All of the Company's marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income on the Consolidated Balance Sheets until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and are included in other income, net on the Statements of Consolidated Earnings.

If the fair value of an available-for-sale debt security is below its amortized cost, the Company assesses whether it intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery. If either of those two conditions were met, the Company would recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in accumulated other comprehensive income.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.
F. Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date and is based upon the Company’s principal or most advantageous market for a specific asset or liability.

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

G. Long-term Receivables. Long-term receivables relate to notes receivable from the sale of computer systems, primarily to auto, truck, motorcycle, marine, recreational vehicle, and heavy equipment retailers and manufacturers. Unearned income from finance receivables represents the excess of gross receivables over the sales price of the computer systems financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return over the term of each contract.
Notes receivable aged over 30 days past due are considered delinquent and notes receivable aged over 60 days past due with known collection issues are placed on non-accrual status. Interest revenue is not recognized on notes receivable while on non-accrual status.  Cash payments received on non-accrual receivables are applied towards the principal.  When notes receivable on non-accrual status are again less than 60 days past due, recognition of interest revenue for notes receivable is resumed.
The allowance for doubtful accounts on long-term receivables is the Company's best estimate of the amount of probable credit losses related to the Company's existing note receivables.

H. Property, Plant and Equipment. Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

Data processing equipment	2 to 5 years
Buildings	20 to 40 years
Furniture and fixtures	3 to 7 years

I. Goodwill. Goodwill is not amortized, but is instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs this impairment test by first comparing the fair value of each reporting units to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, the Company would then compare the implied fair value of goodwill to the carrying amount in order to determine the amount of the impairment, if any. The Company determines the estimated fair value of its reporting units using an equal weighted blended approach, which combines the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. The Company had $3,052.6 million of goodwill as of June 30, 2013. Based on the fair value analysis completed in the fourth quarter of 2013, the Company concluded that goodwill was not impaired for any reporting units with the exception of the ADP AdvancedMD reporting unit, for which an impairment charge of $42.7 million was recorded.

J. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
K. Foreign Currency Translation. The net assets of the Company's foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented.

L. Foreign Currency Risk Management Programs and Derivative Financial Instruments. The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the Consolidated Balance Sheets with changes in the fair value of the derivatives recognized in either net earnings from continuing operations or accumulated other comprehensive income, depending on the timing and designated purpose of the derivative.

There were no derivative financial instruments outstanding at June 30, 2013 or June 30, 2012.

M. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted

2013
Net earnings from continuing operations	$1,364.1			$1,364.1
Weighted average shares (in millions)	482.7	3.3	1.1	487.1
EPS from continuing operations	$2.83			$2.80

2012
Net earnings from continuing operations	$1,379.7			$1,379.7
Weighted average shares (in millions)	487.3	3.8	1.1	492.2
EPS from continuing operations	$2.83			$2.80

2011
Net earnings from continuing operations	$1,245.0			$1,245.0
Weighted average shares (in millions)	493.5	3.8	1.0	498.3
EPS from continuing operations	$2.52			$2.50

Options to purchase 1.2 million, 0.9 million, and 0.9 million shares of common stock for the year ended June 30, 2013 ("fiscal 2013"), the year ended June 30, 2012 ("fiscal 2012"), and the year ended June 30, 2011 ("fiscal 2011"), respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

N. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company's stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

O. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three- to five-year period on a straight-line basis. The Company's policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred. The Company also expenses internal costs related to minor upgrades and enhancements, as it is impractical to separate these costs from normal maintenance activities.

P. Computer Software to be Sold, Leased, or Otherwise Marketed. The Company capitalizes certain costs of computer software to be sold, leased, or otherwise marketed. The Company's policy provides for the capitalization of all software production costs upon reaching technological feasibility for a specific product. Technological feasibility is attained when software products have a completed working model whose consistency with the overall product design has been confirmed by testing. Costs incurred prior to the establishment of technological feasibility are expensed as incurred. The establishment of technological feasibility requires judgment by management and in many instances is only attained a short time prior to the general release of the software. Upon the general release of the software product to customers, capitalization ceases and such costs are amortized over a three-year period on a straight-line basis. Maintenance-related costs are expensed as incurred.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2013 and 2012, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $70.7 million, and $84.7 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $15 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

R. Workers' Compensation Costs. The Company employs a third party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. The Company has secured specific per occurrence insurance that caps the exposure for each claim at $1 million per occurrence, and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in each policy year. Additionally, for fiscal 2013, the Company entered into a reinsurance arrangement to cover substantially all losses incurred by the Company for the fiscal 2013 policy year up to the $1 million per occurrence related to workers' compensation and employer's liability deductible reimbursement insurance protection for PEO services worksite employees.

S. Recently Issued Accounting Pronouncements. In July 2012, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net earnings and other comprehensive income. The Company has elected to present net earnings and other comprehensive income on two separate, but consecutive statements. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

2012.  The adoption of ASU 2013-02 will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.

NOTE 2. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2013	2012	2011
Interest income on corporate funds	$(64.5)	$(85.2)	$(88.8)
Realized gains on available-for-sale securities	(32.1)	(32.1)	(38.0)
Realized losses on available-for-sale securities	3.5	7.7	3.6
Impairment losses on available-for-sale securities	—	5.8	—
Impairment losses on assets held for sale	—	2.2	11.7
Gains on sales of buildings	(2.2)	—	(1.8)
Gain on sale of assets	—	(66.0)	—
Other, net	(0.9)	(3.2)	(3.3)
Other income, net	$(96.2)	$(170.8)	$(116.6)

During fiscal 2013, the Company completed the sale of two buildings that were previously classified as assets held for sale on the Consolidated Balance Sheets and, as a result, recorded gains of $2.2 million in other income, net, on the Statements of Consolidated Earnings.

During fiscal 2012, the Company sold assets related to rights and obligations to resell a third-party expense management platform, and, as a result, recorded a gain of $66.0 million in other income, net, on the Statements of Consolidated Earnings.

During fiscal 2012, the Company completed the sale of two buildings for their combined carrying value of $6.9 million, net of selling costs. The Company had previously classified these assets as assets held for sale on the Consolidated Balance Sheets and recognized impairment losses within other income, net on the Statements of Consolidated Earnings of $2.2 million and $11.7 million in fiscal 2012 and 2011, respectively. During fiscal year 2011, the Company sold buildings that were previously classified as assets held for sale on the Consolidated Balance Sheets and, as a result, recorded net gains of $1.8 million, in other income, net on the Statements of Consolidated Earnings.

During fiscal 2012, the Company concluded that it had the intent to sell certain available-for-sale securities with unrealized losses of $5.8 million. As such, the Company recorded an impairment charge of $5.8 million in other income, net, on the Statements of Consolidated Earnings. As of June 30, 2012, all such securities had been sold.

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

The Company acquired two businesses during fiscal 2013 for approximately $40.4 million, net of cash acquired. These acquisitions resulted in approximately $29.5 million of goodwill. Intangible assets acquired, which total approximately $13.5 million for these two acquisitions, included customer contracts and lists and software that are being amortized over a weighted average life of approximately 8 years. As of June 30, 2013, the Company had not yet finalized the purchase price allocation for these two acquisitions.

The Company acquired seven businesses in fiscal 2012 for an aggregate purchase price of approximately $292.3 million, net of cash acquired. These acquisitions resulted in approximately $182.6 million of goodwill. Intangible assets acquired, which total approximately $90.0 million for these seven acquisitions, included customer contracts and lists, software, and trademarks that are being amortized over a weighted average life of approximately 11 years. The Company finalized the purchase price allocation for these seven acquisitions during fiscal 2013 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect final information received.

The Company acquired nine businesses in fiscal 2011 for approximately $776.1 million, net of cash acquired.  These acquisitions resulted in approximately $543.6 million of goodwill. Intangible assets acquired, which totaled approximately $246.4 million for these nine acquisitions, included customer contracts and lists, software and trademarks that are being amortized over a weighted average life of approximately 12 years.  The Company finalized the purchase price allocation for these nine acquisitions during fiscal 2012 and adjusted the preliminary values allocated to certain assets and liabilities in order to reflect final information received.

The Company reviews estimates of the fair value of contingent consideration ("earn-out") expected to be paid in the event that certain performance metrics are achieved over an earn-out period and makes adjustments when facts and circumstances warrant. The Company made contingent payments relating to previously consummated acquisitions of $14.5 million, $2.8 million, and $0.8 million during fiscal 2013, 2012, and 2011.

The acquisitions discussed above for fiscal 2013, 2012, and 2011 were not material, either individually or in the aggregate, to the Company's operations, financial position, or cash flows.

NOTE 4. DIVESTITURES

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

Operating results for discontinued operations were as follows:

Years ended June 30,	2013	2012	2011
Revenues	$23.7	$49.2	$46.5

Earnings from discontinued operations before income taxes	8.0	14.2	14.7
Provision for income taxes	3.0	5.4	5.5
Net earnings from discontinued operations before gain on disposal of discontinued operations	5.0	8.8	9.2

Gain on disposal of discontinued operations, less costs to sell	58.8	—	—
Provision for income taxes	22.1	—	—
Net gain on disposal of discontinued operations	36.7	—	—

Net earnings from discontinued operations	$41.7	$8.8	$9.2

There were no assets or liabilities of discontinued operations as of June 30, 2013. The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2012:

June 30, 2012
Assets:
Accounts receivable, net	$7.6
Goodwill	93.3
Intangible assets, net	22.9
Other assets	1.2

Total assets	$125.0

Liabilities:
Accounts payable	$0.4
Accrued expenses and other current liabilities	0.1
Accrued payroll and payroll related expenses	2.3
Deferred revenues	22.7
Deferred income taxes	3.5

Total liabilities	$29.0

NOTE 5. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2013 and 2012 were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities and other cash equivalents	$5,431.2	$—	$—	$5,431.2
Available-for-sale securities:
Corporate bonds	7,868.3	166.2	(56.7)	7,977.8
U.S. Treasury and direct obligations of U.S. government agencies	5,983.7	152.6	(37.4)	6,098.9
Asset-backed securities	1,374.1	5.3	(19.7)	1,359.7
Canadian government obligations and Canadian government agency obligations	998.2	10.7	(4.5)	1,004.4
Canadian provincial bonds	695.7	20.7	(5.6)	710.8
Municipal bonds	536.9	16.7	(4.4)	549.2
Other securities	1,094.4	46.3	(2.8)	1,137.9

Total available-for-sale securities	18,551.3	418.5	(131.1)	18,838.7

Total corporate investments and funds held for clients	$23,982.5	$418.5	$(131.1)	$24,269.9
 (A) Included within available-for-sale securities are corporate investments with fair values of $342.0 million and funds held for clients with fair values of $18,496.7 million. At June 30, 2013, Level 1 securities included $9.5 million of corporate investments classified within "Other securities," all remaining available-for-sale securities were included in Level 2.

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (B)
Type of issue:
Money market securities and other cash equivalents	$5,111.1	$—	$—	$5,111.1
Available-for-sale securities:
Corporate bonds	7,097.2	272.3	(1.5)	7,368.0
U.S. Treasury and direct obligations of U.S. government agencies	6,413.8	260.9	(0.1)	6,674.6
Asset-backed securities	533.9	14.5	—	548.4
Canadian government obligations and Canadian government agency obligations	994.2	23.4	(0.6)	1,017.0
Canadian provincial bonds	620.8	35.4	(0.3)	655.9
Municipal bonds	522.0	31.0	(0.1)	552.9
Other securities	1,201.0	75.7	(0.1)	1,276.6

Total available-for-sale securities	17,382.9	713.2	(2.7)	18,093.4

Total corporate investments and funds held for clients	$22,494.0	$713.2	$(2.7)	$23,204.5
(B) Included within available-for-sale securities are corporate investments with fair values of $117.3 million and funds held for clients with fair values of $17,976.1 million. At June 30, 2012, Level 1 securities included $20.6 million of corporate investments classified within "Other securities," all remaining available-for-sale securities were included in Level 2.

At June 30, 2013, Corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2013 to June 2023. U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,325.4 million and $1,229.0 million, respectively.  At June 30, 2012, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,189.1 million and $1,134.1 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of AAA, as rated by Moody's and AA+, as rated by Standard & Poor's and has maturities ranging from July 2013 through May 2023.

At June 30, 2013, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $904.5 million, $315.7 million, and $95.4 million, respectively.  At June 30, 2012, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $323.0 million, $85.1 million, and $140.0 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through June 30, 2013.

At June 30, 2013, other securities and their fair value primarily represent: AA and AAA rated supranational bonds of $426.9 million, AA and AAA rated sovereign bonds of $415.4 million, AAA rated commercial mortgage-backed securities of $163.5 million, and AA rated mortgage-backed securities of $112.6 million that are guaranteed by Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). At June 30, 2012, other securities and their fair value primarily represent: AAA rated supranational bonds of $427.7 million, AA and AAA rated sovereign bonds of $405.0 million, AAA rated commercial mortgage-backed securities of $282.3 million, and AA rated mortgage-backed securities of $135.3 million that are guaranteed by Fannie Mae and Freddie Mac. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae and Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2013	2012
Corporate investments:
Cash and cash equivalents	$1,699.1	$1,548.1
Short-term marketable securities	28.0	30.4
Long-term marketable securities	314.0	86.9
Total corporate investments	$2,041.1	$1,665.4

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

June 30,	2013	2012
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$3,732.1	$3,563.0
Restricted short-term marketable securities held to satisfy client funds obligations	1,407.7	2,954.1
Restricted long-term marketable securities held to satisfy client funds obligations	17,089.0	15,022.0
Total funds held for clients	$22,228.8	$21,539.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $21,956.3 million and $20,856.2 million as of June 30, 2013 and June 30, 2012, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 83% of the available-for-sale securities held a AAA or AA rating at June 30, 2013, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at June 30, 2013.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2013, are as follows:

	Unrealized losses less than 12 months	Fair market value less than 12 months	Unrealized losses greater than 12 months	Fair market value greater than 12 months	Total gross unrealized losses	Total fair market value
Corporate bonds	$(56.7)	$2,724.9	$—	$—	$(56.7)	$2,724.9
U.S. Treasury and direct obligations of U.S. government agencies	(37.4)	1,374.6	—	—	(37.4)	1,374.6
Asset-backed securities	(19.7)	1,060.1	—	—	(19.7)	1,060.1
Canadian government obligations and Canadian government agency obligations	(4.5)	444.7	—	—	(4.5)	444.7
Canadian provincial bonds	(5.6)	239.7	—	—	(5.6)	239.7
Municipal bonds	(4.4)	188.7	—	—	(4.4)	188.7
Other securities	(2.8)	109.3	—	—	(2.8)	109.3
	$(131.1)	$6,142.0	$—	$—	$(131.1)	$6,142.0

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2012 are as follows:

	Unrealized losses less than 12 months	Fair market value less than 12 months	Unrealized losses greater than 12 months	Fair market value greater than 12 months	Total gross unrealized losses	Total fair market value
Corporate bonds	$(1.1)	$234.8	$(0.4)	$20.2	$(1.5)	$255.0
U.S. Treasury and direct obligations of U.S. government agencies	(0.1)	43.6	—	—	(0.1)	43.6
Asset-backed securities	—	13.6	—	—	—	13.6
Canadian government obligations and Canadian government agency obligations	(0.6)	209.4	—	—	(0.6)	209.4
Canadian provincial bonds	(0.3)	58.5	—	—	(0.3)	58.5
Municipal bonds	(0.1)	22.8	—	—	(0.1)	22.8
Other securities	(0.1)	26.3	—	—	(0.1)	26.3
	$(2.3)	$609.0	$(0.4)	$20.2	$(2.7)	$629.2

Expected maturities of available-for-sale securities at June 30, 2013 are as follows:

Due in one year or less	$1,435.7
Due after one year to two years	3,470.9
Due after two years to three years	4,631.5
Due after three years to four years	3,233.3
Due after four years	6,067.3

Total available-for-sale securities	$18,838.7

NOTE 6. RECEIVABLES

Accounts receivable, net, includes the Company's trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. The Company's receivables also include notes receivable for the financing of the sale of computer systems, primarily from auto, truck, motorcycle, marine, recreational vehicle, and heavy equipment retailers and manufacturers. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, internal assessments of credit quality and the economic conditions in the automobile industry, as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	June 30, 2013		June 30, 2012
	Current	Long-term	Current	Long-term
Trade receivables	$1,564.8	$—	$1,355.7	$—
Notes receivable	91.0	154.7	89.1	145.5
Less:
Allowance for doubtful accounts - trade receivables	(45.6)	—	(40.7)	—
Allowance for doubtful accounts - notes receivable	(5.3)	(9.0)	(5.4)	(8.8)
Unearned income - notes receivable	(6.6)	(7.0)	(7.0)	(6.9)
	$1,598.3	$138.7	$1,391.7	$129.8

Long-term receivables at June 30, 2013 mature as follows:

2015	$67.2
2016	$47.6
2017	$28.8
2018	$11.1
Total	$154.7

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

	June 30, 2013
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific reserve	$0.3	$0.5	$0.3	$0.5
Non-specific reserve	90.7	154.2	5.0	8.5
	$91.0	$154.7	$5.3	$9.0

	June 30, 2012
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific reserve	$0.4	$0.6	$0.4	$0.6
Non-specific reserve	88.7	144.9	5.0	8.2
	$89.1	$145.5	$5.4	$8.8

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2011	$5.7	$9.4
Incremental provision	0.6	0.2
Recoveries	—	0.4
Chargeoffs	(0.9)	(1.2)
Balance at June 30, 2012	$5.4	$8.8
Incremental provision	0.8	1.2
Recoveries	—	0.2
Chargeoffs	(0.9)	(1.2)
Balance at June 30, 2013	$5.3	$9.0

The allowance for doubtful accounts as a percentage of notes receivable was approximately 6% as of June 30, 2013 and 6% as of June 30, 2012.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated. Approximately 100% of notes receivable were current at June 30, 2013 and 2012.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2013 and 2012 are as follows:

June 30,	2013	2012

Property, plant, and equipment:
Land and buildings	$731.7	$710.4
Data processing equipment	850.7	814.5
Furniture, leaseholds, and other	460.5	431.6
	2,042.9	1,956.5
Less: accumulated depreciation	(1,314.2)	(1,250.2)
Property, plant, and equipment, net	$728.7	$706.3

Depreciation of property, plant and equipment was $149.9 million, $146.9 million, and $146.3 million for fiscal 2013, 2012, and 2011, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2013 and 2012 are as follows:

	Employer Services	PEO Services	Dealer Services	Total
Balance at June 30, 2011	$1,841.7	$4.8	$1,133.8	$2,980.3
Additions and other adjustments, net	106.8	—	56.2	163.0
Currency translation adjustments	(60.9)	—	(20.4)	(81.3)
Balance at June 30, 2012	$1,887.6	$4.8	$1,169.6	$3,062.0
Additions and other adjustments, net	29.4	—	0.8	30.2
Currency translation adjustments	4.5	—	(1.4)	3.1
Goodwill impairment	(42.7)	—	—	(42.7)
Balance at June 30, 2013	$1,878.8	$4.8	$1,169.0	$3,052.6

During the fourth quarter of fiscal 2013, the Company recorded an impairment charge of $42.7 million related to the ADP AdvancedMD reporting unit. The goodwill impairment was due to a decrease in the estimated fair value of the business resulting from a decline in the sales growth and profitability projections of the business.

The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using Company-specific information. The Company determined the fair value utilizing the income approach and the market approach. Under the income approach, the Company calculated the fair value based on the present value of the estimated cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the risk, size premium, and business specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, the Company evaluated the fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The unobservable inputs used to measure the fair value included projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.

Because the annual impairment test indicated that ADP AdvancedMD's carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test ("Step 2") was performed specific to this business. Under Step 2, the fair values of all assets and liabilities were estimated, including tangible assets, existing technology, customer lists, and trademarks for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and attrition rates used in valuing the intangible assets. Upon completion of the annual test, the ADP AdvancedMD reporting unit was determined to be impaired. ADP AdvancedMD is currently reported in our Employer Services segment.

There were no accumulated goodwill impairments as of the beginning of fiscal 2013.

Components of intangible assets, net, are as follows:

June 30,	2013	2012

Intangible assets:
Software and software licenses	$1,511.1	$1,410.9
Customer contracts and lists	848.9	832.7
Other intangibles	241.7	241.6
	2,601.7	2,485.2
Less accumulated amortization:
Software and software licenses	(1,239.5)	(1,145.8)
Customer contracts and lists	(534.3)	(479.1)
Other intangibles	(184.7)	(172.0)
	(1,958.5)	(1,796.9)
Intangible assets, net	$643.2	$688.3

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 7 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets was $167.1 million, $172.8 million, and $168.3 million for fiscal 2013, 2012, and 2011, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2014	$157.3
Twelve months ending June 30, 2015	$128.0
Twelve months ending June 30, 2016	$89.8
Twelve months ending June 30, 2017	$67.5
Twelve months ending June 30, 2018	$43.5

NOTE 9. SHORT TERM FINANCING

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014.  In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through June 30, 2013 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $6.75 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In August 2013, the Company increased the U.S. short-term commercial paper program to provide for the issuance of up to $7.25 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At June 30, 2013 and 2012, the Company had no commercial paper outstanding.  In fiscal 2013 and 2012, the Company's average borrowings were $2.4 billion and $2.3 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2013 and 2012 approximated two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $3.0 billion available to it on a committed basis under these reverse repurchase agreements. At June 30, 2013, the Company had $245.9 million of obligations outstanding related to reverse repurchase agreements, which were subsequently repaid on July 2, 2013. At June 30, 2012, there were no outstanding obligations under reverse repurchase agreements. In fiscal 2013 and 2012, the Company had average outstanding balances under reverse repurchase agreements of $362.0 million and $297.7 million, respectively, at weighted average interest rates of 0.7% and 0.6%, respectively.

NOTE 10. EMPLOYEE BENEFIT PLANS

A.  Stock-based Compensation Plans.  Stock-based compensation consists of the following:

•
Stock Options.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant.  Stock options are issued under a graded vesting schedule and have a term of 10 years.  Options granted prior to July 1, 2008 generally vest ratably over five years and options granted after July 1, 2008 generally vest ratably over four years.  Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.

•	Restricted Stock.

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and restricted stock units granted prior to fiscal 2013 are subject to vesting periods of up to five years and awards granted during fiscal 2013 are subject to a vesting period of two years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

Time-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Employees are eligible to receive dividends on shares awarded under the time-based restricted stock program.

Time-based restricted stock units are settled in cash. Compensation expense relating to the issuance of time-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date; and is subsequently remeasured at each reporting date during the vesting period. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program.

•
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one year performance period and a subsequent service period ranging from 6 months to 26 months. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

Performance-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock is measured based upon the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period, based upon the probability that the performance target will be met. After the performance period, if the performance targets are achieved, employees are eligible to receive dividends on shares awarded under the performance-based restricted stock program.

Performance-based restricted stock units are settled in cash. Compensation expense relating to the issuance of performance-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date; and is subsequently remeasured at each reporting date during the one-year performance period, based upon the probability that the performance target will be met. No dividend equivalents are paid on awards under the performance-based restricted stock unit program.

•
Employee Stock Purchase Plan.  The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory and therefore, no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 10.4 million shares in fiscal 2013 as compared to 14.6 million shares repurchased in fiscal 2012. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $17.8 million, $15.4 million, and $10.3 million during fiscal years 2013, 2012, and 2011.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2013, 2012, and 2011, respectively:

Years ended June 30,	2013	2012	2011
Operating expenses	$17.9	$17.2	$16.5
Selling, general and administrative expenses	64.0	62.6	59.9
System development and programming costs	14.5	14.3	13.9
Total pretax stock-based compensation expense	$96.4	$94.1	$90.3

Income tax benefit	$34.3	$33.5	$32.3

As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $9.7 million, $18.2 million, and $63.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years, 1.3 years, and 1.4 years, respectively.

In fiscal 2013, the following activity occurred under the Company’s existing plans:

Stock Options:

Year ended June 30, 2013	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding, beginning of year	16,187	$41
Options granted	1,168	$60
Options exercised	(6,070)	$38
Options canceled	(175)	$41
Options outstanding, end of year	11,110	$44
Options exercisable, end of year	8,662	$41
Shares available for future grants, end of year	28,459
Shares reserved for issuance under stock option plans, end of year	39,569

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

Year ended June 30, 2013	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2012	358	—
Restricted shares/units granted	1,171	284
Restricted shares/units vested	(168)	—
Restricted shares/units forfeited	(48)	(4)
Restricted shares/units outstanding at June 30, 2013	1,313	280

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

Year ended June 30, 2013	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding, beginning of year	1,474	295
Restricted shares/units granted	542	30
Restricted shares/units vested	(1,329)	(275)
Restricted shares/units forfeited	(166)	(12)
Restricted shares/units outstanding, end of year	521	38

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2013 was $276.8 million and $242.7 million, respectively, which has a remaining life of 4.6 years and 3.4 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2013, 2012, and 2011 was $135.1 million, $83.8 million, and $95.7 million, respectively.

The fair value of each stock option issued is estimated on the date of grant using a binomial option pricing model.  The binomial model considers a range of assumptions related to volatility, risk-free interest rate, and employee exercise behavior.  Expected volatilities utilized in the binomial model are based on a combination of implied market volatilities, historical volatility of the Company’s stock price, and other factors.  Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The binomial model also incorporates exercise and forfeiture assumptions based on an analysis of historical data.  The expected life of the stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.8% - 1.0%	0.8% - 1.0%	1.4% - 2.4%
Dividend yield	2.7% - 2.9%	2.8% - 3.1%	2.9% - 3.3%
Weighted average volatility factor	23.5% - 24.4%	24.9% - 25.9%	24.5% - 24.9%
Weighted average expected life (in years)	5.3 - 5.4	5.2 - 5.3	5.1 - 5.2
Weighted average fair value (in dollars)	$8.63	$8.46	$7.59

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2013

Performance-based restricted stock	$55.13
Time-based restricted stock	$58.72

B.  Pension Plans

The Company has a defined benefit cash balance pension plan covering substantially all U.S. employees, under which employees are credited with a percentage of base pay plus interest. The plan interest credit rate varies from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested upon completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles. In addition, the Company has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key officers upon retirement based upon the officers' years of service and compensation.

A June 30 measurement date was used in determining the Company's benefit obligations and fair value of plan assets.
The Company is required to (a) recognize in its Consolidated Balance Sheets an asset for a plan's net overfunded status or a liability for a plan's net underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur in accumulated other comprehensive income (loss).

The Company's pension plans' funded status as of June 30, 2013 and 2012 is as follows:

June 30,	2013	2012

Change in plan assets:
Fair value of plan assets at beginning of year	$1,469.5	$1,313.3
Actual return on plan assets	121.0	106.6
Employer contributions	135.3	91.6
Currency translation adjustments	(1.5)	(4.6)
Benefits paid	(48.2)	(37.4)
Fair value of plan assets at end of year	$1,676.1	$1,469.5

Change in benefit obligation:
Benefit obligation at beginning of year	$1,412.1	$1,178.8
Service cost	67.2	57.2
Interest cost	55.1	62.1
Actuarial (gains)/losses	(58.6)	159.4
Currency translation adjustments	0.2	(10.8)
Benefits paid	(48.2)	(37.4)
Acquisitions	—	2.8
Projected benefit obligation at end of year	$1,427.8	$1,412.1

Funded status - plan assets less benefit obligations	$248.3	$57.4

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2013 and 2012 consisted of:

June 30,	2013	2012

Noncurrent assets	$362.6	$170.3
Current liabilities	(4.7)	(4.3)
Noncurrent liabilities	(109.6)	(108.6)
Net amount recognized	$248.3	$57.4

The accumulated benefit obligation for all defined benefit pension plans was $1,412.8 million and $1,399.9 million at June 30, 2013 and 2012, respectively.

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2013 and 2012 had the following projected benefit obligation, accumulated benefit obligation and fair value of plan assets:

June 30,	2013	2012

Projected benefit obligation	$127.7	$171.5
Accumulated benefit obligation	$115.3	$161.8
Fair value of plan assets	$14.2	$60.8

The components of net pension expense were as follows:

	2013	2012	2011
Service cost – benefits earned during the period	$67.2	$57.2	$52.3
Interest cost on projected benefits	55.1	62.1	56.6
Expected return on plan assets	(109.5)	(97.6)	(88.5)
Net amortization and deferral	30.9	15.0	20.1
Net pension expense	$43.7	$36.7	$40.5

The net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that are included in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are $311.2 million, $4.9 million, and $0.6 million, respectively, at June 30, 2013. The estimated net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $18.8 million, $0.9 million, and $0.2 million, respectively, at June 30, 2013.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2013	2012

Discount rate	4.50%	3.90%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2013	2012	2011

Discount rate	3.90%	5.40%	5.25%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	4.00%	4.00%	5.50%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2013 and 2012 by asset category were as follows:

	2013	2012

U.S. fixed income securities	31%	41%
U.S. equity securities	21%	41%
International equity securities	21%	18%
Global equity securities	27%	—%
	100%	100%

The Company's pension plans' asset investment strategy is designed to ensure prudent management of assets, consistent with long-term return objectives and the prompt fulfillment of all pension plan obligations. The investment strategy and asset mix were developed in coordination with an asset liability study conducted by external consultants to maximize the funded ratio with the least amount of volatility. In fiscal 2013, the Company revised the target asset allocation of the U.S. pension plan to include global equities as a separate asset class to enhance the diversification of overall pension plan investments.

The pension plans' assets are currently invested in various asset classes with differing expected rates of return, correlations and volatilities, including large capitalization and small capitalization U.S. equities, international equities, U.S. fixed income securities and cash.

The target asset allocation ranges are generally as follows:

U.S. fixed income securities	35% - 45%
U.S. equity securities	14% - 24%
International equity securities	11% - 21%
Global equity securities	20% - 30%

The pension plans' fixed income portfolio is designed to match the duration and liquidity characteristics of the pension plans' liabilities. In addition, the pension plans invest only in investment-grade debt securities to ensure preservation of capital. The pension plans' equity portfolios are subject to diversification guidelines to reduce the impact of losses in single investments. Investment managers are prohibited from buying or selling commodities and from the short selling of securities.

None of the pension plans' assets are directly invested in the Company's stock, although the pension plans may hold a minimal amount of Company stock to the extent of the Company's participation in the S&P 500 Index.

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2013.

The following table presents the investments of the pension plans measured at fair value at June 30, 2013:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,050.7	$—	$1,050.7
U.S. government securities	—	228.3	—	228.3
Mutual funds	79.2	—	—	79.2
Corporate and municipal bonds	—	252.5	—	252.5
Mortgage-backed security bonds	—	22.7	—	22.7
Total pension assets	$79.2	$1,554.2	$—	$1,633.4

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $42.7 million as of June 30, 2013, which have been classified as Level 2 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2012:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$583.5	$—	$583.5
U.S. government securities	—	272.5	—	272.5
Mutual funds	269.6	—	—	269.6
Corporate and municipal bonds	—	272.8	—	272.8
Mortgage-backed security bonds	—	13.9	—	13.9
Total pension assets	$269.6	$1,142.7	$—	$1,412.3

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $57.2 million as of June 30, 2012, which have been classified as Level 2 in the fair value hierarchy.

Contributions

During fiscal 2013, the Company contributed $135.3 million to the pension plans. In July 2013, the Company contributed $75.0 million to the pension plans and expects to contribute an additional $8.7 million to the pension plans during its fiscal year ended June 30, 2014 ("fiscal 2014").

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2014 to 2018 are $54.1 million, $60.5 million, $67.1 million, $77.0 million and $86.0 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2019 to 2023 are $568.6 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2013 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $72.0 million, $65.9 million, and $57.5 million for the calendar years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 11. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2013	2012	2011

Earnings from continuing operations before income taxes:
United States	$1,757.6	$1,874.4	$1,660.4
Foreign	326.7	233.5	257.6
	$2,084.3	$2,107.9	$1,918.0

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2013	2012	2011

Current:
Federal	$539.2	$537.6	$446.4
Foreign	105.9	87.3	96.9
State	50.5	67.4	24.4
Total current	695.6	692.3	567.7

Deferred:
Federal	35.2	48.4	93.7
Foreign	(15.0)	(9.3)	(1.8)
State	4.4	(3.2)	13.4
Total deferred	24.6	35.9	105.3
Total provision for income taxes	$720.2	$728.2	$673.0

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2013	%	2012	%	2011	%

Provision for taxes at U.S. statutory rate	$729.6	35.0	$737.8	35.0	$671.4	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax	35.3	1.7	37.6	1.8	28.7	1.5
U.S. tax on foreign income	85.3	4.1	51.4	2.5	30.3	1.6
Utilization of foreign tax credits	(94.4)	(4.5)	(51.7)	(2.5)	(26.0)	(1.3)
Section 199 - Qualified production activities	(22.3)	(1.1)	(22.4)	(1.1)	(18.2)	(1.0)
Other (A)	(13.3)	(0.6)	(24.5)	(1.2)	(13.2)	(0.7)
	$720.2	34.6	$728.2	34.5	$673.0	35.1

(A) Fiscal 2013 includes $16.0 million for the tax impact of the non tax-deductible goodwill impairment related to ADP AdvancedMD which increased our fiscal 2013 effective tax rate 0.7 percentage points.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2013	2012

Deferred tax assets:
Accrued expenses not currently deductible	$223.7	$228.0
Stock-based compensation expense	84.1	91.1
Net operating losses	98.1	102.0
Other	39.5	16.9
	445.4	438.0
Less: valuation allowances	(49.4)	(54.8)
Deferred tax assets, net	$396.0	$383.2

Deferred tax liabilities:
Prepaid retirement benefits	$146.2	$88.9
Deferred revenue	62.9	69.3
Fixed and intangible assets	235.3	246.4
Prepaid expenses	88.9	84.8
Unrealized investment gains, net	99.8	247.0
Tax on unrepatriated earnings	12.3	14.1
Other	7.3	4.1
Deferred tax liabilities	$652.7	$754.6
Net deferred tax liabilities	$256.7	$371.4

There are $26.3 million and $44.0 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively. There are $89.4 million and $53.2 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively. There are $138.0 million and $87.1 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $910.3 million as of June 30, 2013, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $132.1 million as of June 30, 2013, of which $64.8 million expire through 2033 and $67.3 million has an indefinite utilization period. As of June 30, 2013, the Company has approximately $98.2 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through 2031.

The Company has state net operating loss carry-forwards of approximately $212.9 million as of June 30, 2013, which expire through 2032.

The Company has recorded valuation allowances of $49.4 million and $54.8 million at June 30, 2013 and 2012, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $693.0 million, $660.3 million, and $628.7 million for fiscal 2013, 2012, and 2011, respectively.

As of June 30, 2013, 2012, and 2011 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $70.7 million, $84.7 million, and $105.7 million respectively. The amount that, if recognized, would impact the effective tax rate is $38.8 million, $43.7 million, and $56.3 million, respectively. The remainder, if recognized, would principally affect deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Unrecognized tax benefits at beginning of the year	$84.7	$105.7	$107.2
Additions for tax positions	5.0	8.0	9.7
Reductions for tax positions	—	(0.8)	(2.4)
Additions for tax positions of prior periods	5.3	13.0	17.3
Reductions for tax positions of prior periods	(3.7)	(21.6)	(23.3)
Settlement with tax authorities	(12.0)	(4.2)	(4.5)
Expiration of the statute of limitations	(9.7)	(9.8)	(0.4)
Impact of foreign exchange rate fluctuations	1.1	(5.6)	2.1
Unrecognized tax benefit at end of year	$70.7	$84.7	$105.7

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years ended June 30, 2013, 2012, and 2011, the Company recorded interest expense of $0.4 million, $1.2 million, and $1.7 million, respectively. Penalties incurred during fiscal years ended June 30, 2013, 2012, and 2011 were not material.

At June 30, 2013, the Company had accrued interest of $12.2 million recorded on the Consolidated Balance Sheets, of which $1.2 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2012, the Company had accrued interest of $14.4 million recorded on the Consolidated Balance Sheets, of which $1.6 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2013, the Company had accrued penalties of $1.0 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2012, the Company had accrued penalties of $2.1 million recorded on the Consolidated Balance Sheets, of which $0.7 million was recorded within income taxes payable, and the remainder was recorded within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2012-2013
California	2006-2008
Illinois	2004-2009
New York	2007-2009
New Jersey	2002-2009
France	2010-2012

The Company regularly considers the likelihood of assessments resulting from examinations in each of the jurisdictions. The resolution of tax matters is not expected to have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company's Statements of Consolidated Earnings for a particular future period and on the Company's effective tax rate.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $15 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

In fiscal 2013, the Company reached agreements with the IRS regarding all outstanding tax audit issues in dispute for the tax years through and including June 30, 2011, which did not have a material impact to the consolidated financial statements of the Company.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company has obligations under various facilities and equipment leases and software license agreements. Total expense under these agreements was approximately $270.2 million, $252.6 million, and $159.2 million in fiscal 2013, 2012, and 2011, respectively, with minimum commitments at June 30, 2013 as follows:

Years ending June 30,

2014	$177.4
2015	137.0
2016	85.7
2017	48.2
2018	33.1
Thereafter	28.8
$510.2

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2013, the Company has purchase commitments of approximately $720.0 million, including a reinsurance premium with ACE American Insurance Company for the fiscal 2014 policy year, as well as obligations related to purchase and maintenance agreements on our software, equipment, and other assets, of which $349.1 million relates to the fiscal year ending June 30, 2014, $145.1 million relates to the fiscal year ending June 30, 2015 and the remaining $225.8 million relates to fiscal years ending June 30, 2016 through fiscal 2018.

On July 18, 2011, athenahealth, Inc. filed a patent infringement lawsuit against ADP AdvancedMD, Inc. ("ADP AdvancedMD"), a subsidiary of the Company, seeking monetary damages, injunctive relief, and costs.  The allegations include a claim that ADP AdvancedMD's activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe a patent owned by athenahealth, Inc.  The parties are currently engaged in the discovery process.  The Company believes that it has meritorious defenses to this lawsuit and continues to vigorously defend itself against the allegations.

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive (loss) income was $(214.8) million, $(136.9) million, and $157.6 million in fiscal 2013, 2012, and 2011, respectively. The accumulated balances reported in accumulated other comprehensive income on the Consolidated Balance Sheets for each component of other comprehensive income (loss) are as follows:

June 30,	2013	2012	2011

Currency translation adjustments	$39.6	$42.0	$183.1
Unrealized net gain on available-for-sale securities, net of tax	186.7	461.3	369.8
Pension liability adjustment, net of tax	(210.9)	(273.1)	(185.8)
Accumulated other comprehensive income	$15.4	$230.2	$367.1

NOTE 14. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic characteristics and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services, and Dealer Services.  The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense and the goodwill impairment charge.  Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  The prior year reportable segments’ revenues and earnings from continuing operations before income taxes have been adjusted to reflect updated fiscal 2013 budgeted foreign exchange rates.  In addition, there is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  The reportable segments’ results also include an internal cost of capital charge related to the funding of acquisitions and other investments.  All of these adjustments/charges are reconciling items to the Company’s reportable segments’ revenues and/or earnings from continuing operations before income taxes and result in the elimination of these adjustments/charges in consolidation. Reportable segments' assets from continuing operations include funds held for clients, but exclude corporate cash, corporate marketable securities, and goodwill.

					Reconciling Items
	Employer Services	PEO Services	Dealer Services	Other	Foreign Exchange	Client Fund Interest	Cost of Capital Charge	Total

Year ended June 30, 2013
Revenues from continuing operations	$7,914.0	$1,973.2	$1,813.7	$1.7	$39.9	$(432.4)	$—	$11,310.1
Earnings from continuing operations before income taxes	2,134.2	199.2	335.7	(272.8)	7.4	(432.4)	113.0	2,084.3
Assets from continuing operations	24,174.9	411.4	696.8	6,985.0	—	—	—	32,268.1
Capital expenditures from continuing operations	57.9	0.6	35.1	81.2	—	—	—	174.8
Depreciation and amortization	212.3	1.4	97.0	119.3	—	—	(113.0)	317.0

Year ended June 30, 2012
Revenues from continuing operations	$7,388.5	$1,771.4	$1,661.3	$5.5	$96.4	$(307.1)	$—	$10,616.0
Earnings from continuing operations before income taxes	1,949.2	170.6	277.6	(102.0)	3.1	(307.1)	116.5	2,107.9
Assets from continuing operations	23,326.8	376.5	685.9	6,303.2	—	—	—	30,692.4
Capital expenditures from continuing operations	39.9	1.2	39.7	65.4	—	—	—	146.2
Depreciation and amortization	209.0	1.2	99.9	126.1	—	—	(116.5)	319.7

Year ended June 30, 2011
Revenues from continuing operations	$6,878.3	$1,543.9	$1,513.5	$12.9	$97.2	$(212.8)	$—	$9,833.0
Earnings from continuing operations before income taxes	1,831.9	137.3	231.3	(178.1)	(1.0)	(212.8)	109.4	1,918.0
Assets from continuing operations	27,034.4	262.1	677.4	6,138.4	—	—	—	34,112.3
Capital expenditures from continuing operations	51.3	1.2	34.4	97.9	—	—	—	184.8
Depreciation and amortization	201.6	1.1	99.3	122.0	—	—	(109.4)	314.6

During fiscal 2013, 2012, and 2011, Dealer Services earned 12.1%, 10.7%, and 8.8%, respectively, of its segment revenues from continuing operations from one client. The Company did not have any customers that individually accounted for more than 10% of the Company's consolidated revenue from continuing operations.

	United States	Europe	Canada	Other	Total

Year ended June 30, 2013
Revenues from continuing operations	$9,114.9	$1,279.1	$464.9	$451.2	$11,310.1
Assets from continuing operations	$27,327.0	$2,261.2	$2,182.7	$497.2	$32,268.1

Years ended June 30, 2012
Revenues from continuing operations	$8,493.3	$1,269.8	$447.5	$405.4	$10,616.0
Assets from continuing operations	$26,201.9	$1,969.7	$2,130.5	$390.3	$30,692.4

Years ended June 30, 2011
Revenues from continuing operations	$7,883.8	$1,190.6	$428.2	$330.4	$9,833.0
Assets from continuing operations	$29,168.8	$2,027.6	$2,497.6	$418.3	$34,112.3

NOTE 15. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our continuing operations for the two fiscal years ended June 30, 2013 and June 30, 2012 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (A)
Year ended June 30, 2013

Revenues	$2,637.5	$2,747.8	$3,114.3	$2,810.5
Costs of revenues	$1,586.5	$1,624.3	$1,745.9	$1,692.8
Gross profit	$1,051.0	$1,123.5	$1,368.4	$1,117.7
Net earnings from continuing operations	$302.5	$352.0	$482.7	$227.0
Basic earnings per share from continuing operations	$0.63	$0.73	$1.00	$0.47
Diluted earnings per share from continuing operations	$0.62	$0.72	$0.99	$0.47

	First Quarter	Second Quarter (B)	Third Quarter	Fourth Quarter
Year ended June 30, 2012

Revenues	$2,510.9	$2,570.7	$2,910.9	$2,623.6
Costs of revenues	$1,500.4	$1,513.7	$1,618.2	$1,582.0
Gross profit	$1,010.5	$1,057.0	$1,292.7	$1,041.6
Net earnings from continuing operations	$300.4	$372.8	$450.2	$256.2
Basic earnings per share from continuing operations	$0.62	$0.77	$0.92	$0.53
Diluted earnings per share from continuing operations	$0.61	$0.76	$0.91	$0.52

(A) Net earnings from continuing operations and diluted earnings per share from continuing operations includes the impact of a goodwill impairment charge related to ADP AdvancedMD, which decreased net earnings from continuing operations by $42.7 million and diluted earnings per share from continuing operations by $0.09.

(B) Net earnings from continuing operations and diluted earnings per share from continuing operations includes the impact of a gain on sale of assets related to the rights and obligations to resell a third-party management platform which increased net earnings from continuing operations by $41.2 million and diluted earnings per share from continuing operations by $0.08.

NOTE 16. SUBSEQUENT EVENTS

With the exception of the repayment of reverse repurchase obligations on July 2, 2013 and the August 2013 increase of the commercial paper program discussed in Note 9, the July 2013 pension plan contribution discussed in Note 10, and the item listed below, there are no further subsequent events for disclosure.

The Company's subsidiary captive insurance company, ADP Indemnity, paid a premium of $142.4 million in July 2013 to enter into a reinsurance arrangement with ACE American Insurance Company to cover substantially all losses for the fiscal 2014 policy year on terms substantially similar to the fiscal 2013 reinsurance policy to cover losses up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of ADP's Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the report of Deloitte & Touche LLP that appears on page 70 of this Annual Report on Form 10-K and is hereby incorporated herein by reference.
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
It is the responsibility of Automatic Data Processing, Inc.'s (“ADP”) management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is designed to provide reasonable assurance to ADP's management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management has performed an assessment of the effectiveness of ADP's internal control over financial reporting as of June 30, 2013 based upon criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP's internal control over financial reporting was effective as of June 30, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Jan Siegmund
Jan Siegmund
Chief Financial Officer

Roseland, New Jersey
August 19, 2013

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2013 of the Company and our report dated August 19, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 19, 2013

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance Executive Officers
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Steven J. Anenen	60	President, Dealer Services	1975
John Ayala	46	Vice President, Client Experience	2002
		and Continuous Improvement
Mark D. Benjamin	42	President, Employer Services - International, National	1992
		Account Services, Benefit Services, TheRightThing,
		GlobalView and Streamline
Michael A. Bonarti	48	Vice President, General Counsel and Secretary	1997
Michael L. Capone	46	Vice President and Chief Information Officer	1988
Michael C. Eberhard	51	Vice President and Treasurer	1998
Edward B. Flynn, III	53	Vice President, Employer Services - Sales and Marketing	1988
Regina R. Lee	56	President, Major Account Services and ADP Canada	1982
Dermot J. O'Brien	47	Chief Human Resources Officer	2012
Doug Politi	51	President, Added Value Services	1992
Anish Rajparia	42	President, Employer Services - Small Business	2002
		Services, TotalSource, Retirement Services,
		and Insurance Services
Carlos A. Rodriguez	49	President and Chief Executive Officer	1999
Alan Sheiness	55	Corporate Controller and Principal Accounting Officer	1984
Jan Siegmund	49	Chief Financial Officer	1999
Joe Timko	53	Chief Strategy Officer	2013
Steven J. Anenen joined ADP in 1975. He has served as President, Dealer Services since 2004.
John Ayala joined ADP in 2002. Prior to his appointment as Vice President, Client Experience and Continuous Improvement in 2013, he served as Senior Vice President, Employee Services - Small Business Services from 2011 to January 2013, and as Senior Vice President, Service and Operations, TotalSource from 2008 to 2011.

Mark D. Benjamin joined ADP in 1992. Prior to his appointment as President, Employer Services - International, National Account Services, Benefit Services, TheRightThing, GlobalView and Streamline in July 2013, he served as President, Employer Services - International from July 2011 to June 2013, and as Senior Vice President, Small Business Services, TotalSource, and Resource from 2008 to June 2011.
Michael A. Bonarti joined ADP in 1997. Prior to his appointment as Vice President, General Counsel and Secretary in June 2010, he served as Staff Vice President and Associate General Counsel from November 2007 to June 2010.
Michael L. Capone joined ADP in 1988. He has served as Vice President and Chief Information Officer since 2008.
Michael C. Eberhard joined ADP in 1998. Prior to his appointment as Vice President and Treasurer in 2009, he served as Staff Vice President and Assistant Treasurer from 2007 to 2009.
Edward B. Flynn, III joined ADP in 1988. Prior to his appointment as Vice President, Employer Services - Sales and Marketing in 2013, he served as Vice President, Employer Services - Sales from 2009 to 2013, and as President, Employer Services - International from 2008 to 2009.
Regina R. Lee joined ADP in 1982. Prior to her appointment as President, Employer Services - Major Account Services and ADP Canada in 2013, she served as President, Employer Services - National Account Services, Major Account Services, Benefits Services, ADP Canada, and GlobalView from 2011 to 2013, as President, Employer Services - Small Business Services and Major Account Services in 2010, and as President, Employer Services - National Account Services and Employer Services - International from 2008 to 2010.
Dermot J. O'Brien joined ADP in 2012 as Chief Human Resources Officer. Prior to joining ADP, he was Executive Vice President of Human Resources at TIAA-CREF from 2003 to 2012.
Doug Politi joined ADP in 1992. Prior to his appointment as President, Added Value Services in 2013, he served as Senior Vice President, CFO Suite (AVS) from 2011 to 2013, and as Senior Vice President, Retirement Services from 2006 to 2011.
Anish Rajparia joined ADP in 2002. Prior to his appointment as President, Employer Services - Small Business Services, TotalSource, Retirement Services, and Insurance Services in October 2012, he served as President, Employer Services - Small Business Services, TotalSource, and Retirement Services from 2011 to 2012, as President, Employer Services - International from 2009 to 2011, and as President, Employer Services - Europe from 2006 to 2009.
Carlos A. Rodriguez joined ADP in 1999. Prior to his appointment in November 2011 to President and Chief Executive Officer, he served as President and Chief Operating Officer from June 2011 to November 2011, as President, Employer Services - National Account Services, Canada, and GlobalView and Employer Services - International, from 2010 to May 2011, and as President, Employer Services - Small Business Services from 2007 to 2010.
Alan Sheiness joined ADP in 1984. He has served as Corporate Controller and Principal Accounting Officer since 2007.
Jan Siegmund joined ADP in 1999. Prior to his appointment as Chief Financial Officer in 2012, he served as President, Added Value Services and Chief Strategy Officer from 2009 to 2012, and as President, Added Value Services from 2007 to 2009.
Joe Timko joined ADP in 2013 as Chief Strategy Officer. Prior to joining ADP, he was Executive Vice President, Chief Technology & Strategy Officer at Pitney Bowes from 2012 to 2013, Chief Strategy & Innovation Officer at Pitney Bowes from 2010 to 2012, and a partner in the Technology, Telecom & Industrial Sector practices at McKinsey & Company from 2001 to 2010.
Directors
See “Election of Directors” in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Code of Ethics
ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP's website at www.adp.com under “Ethics” in the “About ADP” section. Any amendment to or waivers from the code of ethics will be disclosed on our website within four business days following the date of the amendment or waiver.

Audit Committee
See “Audit Committee Report” in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
See “Compensation of Executive Officers” and “Election of Directors - Compensation of Non-Employee Directors” in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See “Election of Directors - Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors - Equity Compensation Plan Information” in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Election of Directors - Corporate Governance” in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Statements of Consolidated Earnings - years ended June 30, 2013, 2012 and 2011
Consolidated Balance Sheets - June 30, 2013 and 2012
Statements of Consolidated Stockholders' Equity - years ended June 30, 2013, 2012 and 2011
Statements of Consolidated Cash Flows - years ended June 30, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	76
All other Schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.
(b) Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1
Amended and Restated Certificate of Incorporation dated November 11, 1998 - incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 7, 2012

10.1
Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 21, 2007

10.2
Separation Agreement and General Release, dated November 14, 2011, by and between Gary C. Butler and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 14, 2011

10.3
Letter Agreement, dated as of December 14, 2011, between Automatic Data Processing, Inc., and Carlos Rodriguez - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2011(Management Contract)

10.4
Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 10, 2009 (Management Compensatory Plan)

10.5
1994 Directors' Pension Arrangement - incorporated by reference to Exhibit 10(iii)(A)-#10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (Management Compensatory Plan)

10.6	2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Management Compensatory Plan)
10.7
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 11, 2013 - incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012

10.8
Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated June 16, 2006 (Management Compensatory Plan)

10.9
Amended and Restated Employees' Saving-Stock Option Plan - incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (Management Compensatory Plan)

10.10	2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)
10.11
Amended and Restated Employees' Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 (Management Compensatory Plan)

10.12
364-Day Credit Agreement, dated as of June 19, 2013, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Barclays Bank PLC, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., as Documentation Agent. - incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated June 19, 2013

10.13
Four-Year Credit Agreement, dated as of June 22, 2011, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, Bank of America, N.A., BNP Paribas and Wells Fargo Bank, N.A., Barclays Capital, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc. and Intesa SanPaolo S.p.A, as Documentation Agents - incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated June 22, 2011

10.14
Amended and Restated Five-Year Credit Agreement, dated as of June 19, 2013, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Barclays Bank PLC, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., as Documentation Agent. - incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K dated June 19, 2013

10.15
2000 Stock Option Grant Agreement (Form for Employees) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.16
2000 Stock Option Grant Agreement (Form for French Associates) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.17
2000 Stock Option Grant Agreement (Form for Non-Employee Directors) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18
2000 Stock Option Grant Agreement (Form for Employees) for grants beginning August 14, 2008 - incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K dated August 13, 2008 (Management Compensatory Plan)

10.19
Non-Employee Director Compensation Summary Sheet - incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 (Management Compensatory Plan)

10.20
Separation Agreement and Release, dated November 12, 2012, by and between Christopher R. Reidy and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 12, 2012

10.21
2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.22
French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.23
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.24
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) for grants prior to January 26, 2012 - incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.25
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for French Employees) for grants beginning January 26, 2012 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.26
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants prior to November 12, 2008 - incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.27
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for beginning November 12, 2008 - incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.28
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.29
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan- incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.30	Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Management Compensatory Plan)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year ended June 30, 2013:
Allowance for doubtful accounts:
Current	$46,132	$19,713	$—		$(14,930)	(A)	$50,915
Long-term	$8,812	$2,687	$—		$(2,466)	(A)	$9,033
Deferred tax valuation allowance	$54,755	$3,887	$(850)	(B)	$(8,393)		$49,399
Year ended June 30, 2012:
Allowance for doubtful accounts:
Current	$50,164	$24,088	$—		$(28,120)	(A)	$46,132
Long-term	$9,438	$2,106	$—		$(2,732)	(A)	$8,812
Deferred tax valuation allowance	$62,700	$4,003	$(5,454)	(B)	$(6,494)		$54,755
Year ended June 30, 2011:
Allowance for doubtful accounts:
Current	$48,543	$22,976	$—		$(21,355)	(A)	$50,164
Long-term	$16,048	$2,954	$—		$(9,564)	(A)	$9,438
Deferred tax valuation allowance	$61,883	$3,399	$2,507	(B)	$(5,089)		$62,700
(A) Doubtful accounts written off, less recoveries on accounts previously written off.
(B) Includes amounts related to foreign exchange fluctuation.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 19, 2013	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 19, 2013
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Jan Siegmund	Chief Financial Officer	August 19, 2013
(Jan Siegmund)	(Principal Financial Officer)

/s/ Alan Sheiness	Corporate Controller	August 19, 2013
(Alan Sheiness)	(Principal Accounting Officer)

/s/ Ellen R. Alemany	Director	August 19, 2013
(Ellen R. Alemany)

/s/ Gregory D. Brenneman	Director	August 19, 2013
(Gregory D. Brenneman)

/s/ Leslie A. Brun	Director	August 19, 2013
(Leslie A. Brun)

/s/ Richard T. Clark	Director	August 19, 2013
(Richard T. Clark)

/s/ Eric C. Fast	Director	August 19, 2013
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 19, 2013
(Linda R. Gooden)

/s/ R. Glenn Hubbard	Director	August 19, 2013
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 19, 2013
(John P. Jones)

/s/ Enrique T. Salem	Director	August 19, 2013
(Enrique T. Salem)

/s/ Gregory L. Summe	Director	August 19, 2013
(Gregory L. Summe)