Form 10-Q
period 2013-09-30
AUTOMATIC DATA PROCESSING INC
filed 2013-11-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2013 was 481,425,397.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,248.5	$2,081.8
Interest on funds held for clients	89.2	106.8
PEO revenues (A)	501.9	448.9
TOTAL REVENUES	2,839.6	2,637.5

EXPENSES:
Costs of revenues:
Operating expenses	1,491.6	1,367.5
Systems development and programming costs	171.8	156.3
Depreciation and amortization	61.0	62.7
TOTAL COSTS OF REVENUES	1,724.4	1,586.5

Selling, general, and administrative expenses	638.6	611.4
Interest expense	1.9	3.1
TOTAL EXPENSES	2,364.9	2,201.0

Other income, net	(22.6)	(29.1)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	497.3	465.6

Provision for income taxes	168.7	163.1
NET EARNINGS FROM CONTINUING OPERATIONS	$328.6	$302.5

EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	4.5
Provision for income taxes	—	1.7
NET EARNINGS FROM DISCONTINUED OPERATIONS	$—	$2.8

NET EARNINGS	$328.6	$305.3

Basic Earnings Per Share from Continuing Operations	$0.68	$0.63
Basic Earnings Per Share from Discontinued Operations	—	0.01
BASIC EARNINGS PER SHARE	$0.68	$0.63

Diluted Earnings Per Share from Continuing Operations	$0.68	$0.62
Diluted Earnings Per Share from Discontinued Operations	—	0.01
DILUTED EARNINGS PER SHARE	$0.68	$0.63

Basic weighted average shares outstanding	480.1	483.5
Diluted weighted average shares outstanding	484.3	488.4

Dividends declared per common share	$0.435	$0.395
(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $4,947.2 million and $4,525.8 million for the three months ended September 30, 2013 and 2012, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Net earnings	$328.6	$305.3

Other comprehensive income:
Currency translation adjustments	43.3	52.5

Unrealized net gains on available-for-sale securities	14.8	100.0
Tax effect	(5.0)	(35.0)
Reclassification of net (gains) on available-for-sale securities to net earnings	(3.5)	(4.5)
Tax effect	1.3	1.2

Reclassification of pension liability adjustment to net earnings	5.1	7.9
Tax effect	(0.9)	(2.9)

Other comprehensive income, net of tax	55.1	119.2
Comprehensive income	$383.7	$424.5

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents (A)	$1,149.0	$1,699.1
Short-term marketable securities (A) (B)	541.9	28.0
Accounts receivable, net	1,585.8	1,598.3
Other current assets	823.2	646.8
Total current assets before funds held for clients	4,099.9	3,972.2
Funds held for clients	16,935.9	22,228.8
Total current assets	21,035.8	26,201.0
Long-term marketable securities (A) (B)	2,549.0	314.0
Long-term receivables, net	140.0	138.7
Property, plant and equipment, net	735.2	728.7
Other assets	1,286.5	1,189.9
Goodwill	3,095.7	3,052.6
Intangible assets, net	639.1	643.2
Total assets	$29,481.3	$32,268.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$148.9	$157.3
Accrued expenses and other current liabilities	1,169.7	1,178.6
Accrued payroll and payroll-related expenses	438.0	632.1
Dividends payable	205.6	206.7
Short-term deferred revenues	302.9	316.4
Obligations under reverse repurchase agreements (A)	340.9	245.9
Obligation under commercial paper borrowing (B)	2,477.0	—
Income taxes payable	98.4	39.5
Total current liabilities before client funds obligations	5,181.4	2,776.5
Client funds obligations	16,718.0	21,956.3
Total current liabilities	21,899.4	24,732.8
Long-term debt	14.2	14.7
Other liabilities	612.7	603.1
Deferred income taxes	271.5	234.4
Long-term deferred revenues	490.7	493.2
Total liabilities	23,288.5	26,078.2

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value:Authorized, 1,000.0 shares; issued 638.7 shares at September 30, 2013 and June 30, 2013; outstanding, 481.8 and 482.6 shares at September 30, 2013 and June 30, 2013, respectively	63.9	63.9
Capital in excess of par value	436.8	456.9
Retained earnings	13,139.3	13,020.3
Treasury stock - at cost: 156.9 and 156.1 shares at September 30, 2013 and June 30, 2013, respectively	(7,517.7)	(7,366.6)
Accumulated other comprehensive income	70.5	15.4
Total stockholders’ equity	6,192.8	6,189.9
Total liabilities and stockholders’ equity	$29,481.3	$32,268.1
(A) As of September 30, 2013, $234.0 million of long-term marketable securities, $103.6 million of short-term marketable securities, and $3.3 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10). As of June 30, 2013, $245.2 million of long-term marketable securities and $0.7 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

(B) As of September 30, 2013, $2,132.4 million of long-term marketable securities and $407.6 million of short-term marketable securities are related to the Company's outstanding commercial paper borrowing (see Note 10).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net earnings	$328.6	$305.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	80.5	78.3
Deferred income taxes	18.7	7.1
Stock-based compensation expense	27.2	21.0
Net pension expense	7.4	10.9
Net realized gain from the sales of marketable securities	(3.5)	(4.5)
Net amortization of premiums and accretion of discounts on available-for-sale securities	22.8	18.7
Other	(24.4)	9.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease (increase) in accounts receivable	12.2	(73.4)
Increase in other assets	(290.0)	(330.5)
Decrease in accounts payable	(11.6)	(31.4)
Decrease in accrued expenses and other liabilities	(86.6)	(76.4)
Operating activities of discontinued operations	—	0.1
Net cash flows provided by (used in) operating activities	81.3	(65.1)

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(369.1)	(765.5)
Proceeds from the sales and maturities of corporate and client funds marketable securities	571.6	602.5
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	2,390.5	943.6
Capital expenditures	(46.4)	(30.5)
Additions to intangibles	(32.8)	(33.5)
Acquisitions of businesses, net of cash acquired	(9.7)	(0.7)
Net cash flows provided by investing activities	2,504.1	715.9

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(5,295.0)	(1,220.4)
Payments of debt	(0.6)	(8.2)
Repurchases of common stock	(303.0)	(194.5)
Proceeds from stock purchase plan and exercises of stock options	61.2	80.2
Dividends paid	(210.6)	(192.1)
Net proceeds from reverse repurchase agreements	98.7	441.7
Net proceeds from issuance of commercial paper	2,477.0	—
Other	34.8	—
Net cash flows used in financing activities	(3,137.5)	(1,093.3)

Effect of exchange rate changes on cash and cash equivalents	2.0	11.8

Net change in cash and cash equivalents	(550.1)	(430.7)

Cash and cash equivalents of continuing operations, beginning of period	1,699.1	1,548.1

Cash and cash equivalents of continuing operations, end of period	$1,149.0	$1,117.4

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

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“fiscal 2013”).

Certain prior period amounts have been reclassified to conform to the current-period presentation (see Note 16). These changes did not significantly affect reportable segment results.

Note 2.  New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective adoption is permitted. The adoption of ASU 2013-11 will not have a material impact on the Company's results of operations, financial condition, or cash flows.

In July 2013, the Company adopted ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires entities to disclose the amount of income (loss) reclassified out of accumulated other comprehensive income to each respective line item on the income statement. The guidance allows companies to elect whether to disclose the reclassification either on the face of the income statement or in the notes to the financial statements, including cross-referencing other disclosures which provide additional details about these amounts. The Company has elected to disclose the reclassification in the notes to the financial statements with cross-references to other disclosures which provide additional details about the amounts. The adoption of ASU 2013-02 did not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.

Note 3.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three months ended September 30,

2013
Net earnings from continuing operations	$328.6			$328.6
Weighted average shares (in millions)	480.1	3.1	1.2	484.3
EPS from continuing operations	$0.68			$0.68
2012
Net earnings from continuing operations	$302.5			$302.5
Weighted average shares (in millions)	483.5	3.6	1.3	488.4
EPS from continuing operations	$0.63			$0.62

Options to purchase 0.1 million and 0.9 million shares of common stock for the three months ended September 30, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4. Other Income, Net

	Three Months Ended
	September 30,
	2013	2012
Interest income on corporate funds	$(19.0)	$(23.8)
Realized gains on available-for-sale securities	(4.3)	(4.9)
Realized losses on available-for-sale securities	0.8	0.4
Other, net	(0.1)	(0.8)
Other income, net	$(22.6)	$(29.1)

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

The Company acquired one business during the three months ended September 30, 2013 for approximately $12.5 million, net of cash acquired. The acquisition was not material to the Company's results of operations, financial position, or cash flows.

The Company did not acquire any businesses during the three months ended September 30, 2012.

The Company made contingent payments relating to previously consummated acquisitions of $0.5 million during the three months ended September 30, 2012.

Note 6. Divestitures

On December 17, 2012, the Company completed the sale of its Taxware Enterprise Service business ("Taxware") for a pre-tax gain of $58.8 million, less costs to sell. In connection with the disposal of Taxware, the Company classified the results of this business as discontinued operations for the three months ended September 30, 2012. Taxware was previously reported in the Employer Services segment.

Operating results for discontinued operations were as follows:

Three Months Ended
September 30,
2012
Revenues	$12.9

Earnings from discontinued operations before income taxes	4.5
Provision for income taxes	1.7
Net earnings from discontinued operations	$2.8

There were no assets or liabilities of discontinued operations as of September 30, 2013 or June 30, 2013.

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2013 and June 30, 2013 were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities and other cash equivalents	$2,498.0	$—	$—	$2,498.0
Available-for-sale securities:
Corporate bonds	7,719.6	166.4	(42.9)	7,843.1
U.S. Treasury and direct obligations of U.S. government agencies	5,983.3	142.5	(32.6)	6,093.2
Asset-backed securities	1,351.8	4.7	(14.3)	1,342.2
Canadian government obligations and Canadian government agency obligations	1,024.7	10.0	(3.6)	1,031.1
Canadian provincial bonds	702.5	20.3	(5.1)	717.7
Municipal bonds	526.9	16.7	(3.6)	540.0
Other securities	1,070.3	42.4	(2.2)	1,110.5

Total available-for-sale securities	18,379.1	403.0	(104.3)	18,677.8

Total corporate investments and funds held for clients	$20,877.1	$403.0	$(104.3)	$21,175.8

(A) Included within available-for-sale securities are corporate investments with fair values of $3,090.9 million and funds held for clients with fair values of $15,586.9 million. At September 30, 2013, Level 1 securities included $8.0 million of corporate investments classified within "Other securities." All remaining available-for-sale securities were included in Level 2.

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

(B) Included within available-for-sale securities are corporate investments with fair values of $342.0 million and funds held for clients with fair values of $18,496.7 million. At June 30, 2013, Level 1 securities included $9.5 million of corporate investments classified within "Other securities." All remaining available-for-sale securities were included in Level 2.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2013. The Company did not transfer any assets between Level 1 and Level 2 during the quarter ended September 30, 2013, or the year ended June 30, 2013. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 3.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2013, are as follows:

	September 30, 2013
	Unrealized losses less than 12 months	Fair market value less than 12 months	Unrealized losses greater than 12 months	Fair market value greater than 12 months	Total gross unrealized losses	Total fair market value
Corporate bonds	$(41.7)	$2,224.3	$(1.2)	$15.3	$(42.9)	$2,239.6
U.S. Treasury and direct obligations of U.S. government agencies	(32.6)	1,361.7	—	—	(32.6)	1,361.7
Asset-backed securities	(14.3)	1,001.9	—	—	(14.3)	1,001.9
Canadian government obligations and Canadian government agency obligations	(3.6)	456.8	—	—	(3.6)	456.8
Canadian provincial bonds	(5.1)	240.8	—	—	(5.1)	240.8
Municipal bonds	(3.6)	155.0	—	0.8	(3.6)	155.8
Other securities	(2.2)	89.1	—	—	(2.2)	89.1
	$(103.1)	$5,529.6	$(1.2)	$16.1	$(104.3)	$5,545.7

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2013 are as follows:

	June 30, 2013
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

At September 30, 2013, Corporate bonds included within total corporate investments and funds held for clients comprised investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2013 to June 2023. U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,390.7 million and $1,228.5 million, respectively.  At June 30, 2013, U.S. Treasury and direct obligations of U. S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,325.4 million and $1,229.0 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and has maturities ranging from October 2013 through May 2023.

At September 30, 2013, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $898.0 million, $313.1 million, and $86.8 million, respectively.  At June 30, 2013, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $904.5 million, $315.7 million, and $95.4 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2013.

At September 30, 2013, other securities and their fair value primarily represent: AA and AAA rated supranational bonds of $434.6 million, AA and AAA rated sovereign bonds of $417.3 million, AAA rated commercial mortgage-backed securities of $136.9 million, and AA rated mortgage-backed securities of $103.9 million that are guaranteed by Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac"). At June 30, 2013, other securities and their fair value primarily represent: AA and AAA rated supranational bonds of $426.9 million, AA and AAA rated sovereign bonds of $415.4 million, AAA rated commercial mortgage-backed securities of $163.5 million, and AA rated mortgage-backed securities of $112.6 million that are guaranteed by Fannie Mae or Freddie Mac. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae or Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2013	2013
Corporate investments:
Cash and cash equivalents	$1,149.0	$1,699.1
Short-term marketable securities	541.9	28.0
Long-term marketable securities	2,549.0	314.0
Total corporate investments	$4,239.9	$2,041.1

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2013	2013
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$1,349.0	$3,732.1
Restricted short-term marketable securities held to satisfy client funds obligations	928.0	1,407.7
Restricted long-term marketable securities held to satisfy client funds obligations	14,658.9	17,089.0
Total funds held for clients	$16,935.9	$22,228.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $16,718.0 million and $21,956.3 million as of September 30, 2013 and June 30, 2013, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net decrease in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 84% of the available-for-sale securities held a AAA or AA rating at September 30, 2013, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at September 30, 2013.

Expected maturities of available-for-sale securities at September 30, 2013 are as follows:

One year or less	$1,469.9
One year to two years	4,105.8
Two years to three years	4,414.8
Three years to four years	3,162.3
After four years	5,525.0

Total available-for-sale securities	$18,677.8

Note 8. Receivables

Accounts receivable, net, includes the Company's trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. The Company's receivables also include notes receivable for the financing of the sale of computer systems, primarily from auto, truck, motorcycle, marine, recreational vehicle, and heavy equipment retailers and manufacturers. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, internal assessments of credit quality, and the economic conditions in the automobile industry as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	September 30, 2013		June 30, 2013
	Current	Long-term	Current	Long-term
Trade receivables	$1,558.2	$—	$1,564.8	$—
Notes receivable	90.5	156.2	91.0	154.7
Less:
Allowance for doubtful accounts - trade receivables	(50.9)	—	(45.6)	—
Allowance for doubtful accounts - notes receivable	(5.6)	(9.7)	(5.3)	(9.0)
Unearned income - notes receivable	(6.4)	(6.5)	(6.6)	(7.0)
	$1,585.8	$140.0	$1,598.3	$138.7

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

	September 30, 2013
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific reserve	$0.3	$0.5	$0.3	$0.5
Non-specific reserve	90.2	155.7	5.3	9.2
	$90.5	$156.2	$5.6	$9.7

	June 30, 2013
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specific reserve	$0.3	$0.5	$0.3	$0.5
Non-specific reserve	90.7	154.2	5.0	8.5
	$91.0	$154.7	$5.3	$9.0

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2013	$5.3	$9.0
Incremental provision	0.4	0.6
Recoveries and other	—	0.3
Chargeoffs	(0.1)	(0.2)
Balance at September 30, 2013	$5.6	$9.7

The allowance for doubtful accounts as a percentage of notes receivable was approximately 6% as of September 30, 2013 and June 30, 2013.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated. Approximately 99% and 100% of notes receivable were current at September 30, 2013 and June 30, 2013, respectively.

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the three months ended September 30, 2013 are as follows:

	Employer Services	PEO Services	Dealer Services	Total
Balance at June 30, 2013 (A)	$1,878.8	$4.8	$1,169.0	$3,052.6
Additions and other adjustments, net	1.0	—	11.1	12.1
Currency translation adjustments	23.9	—	7.1	31.0
Balance at September 30, 2013 (A)	$1,903.7	$4.8	$1,187.2	$3,095.7
(A) The goodwill balance at June 30, 2013 and September 30, 2013 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2013	2013

Intangible assets:
Software and software licenses	$1,545.8	$1,511.1
Customer contracts and lists	858.8	848.9
Other intangibles	241.8	241.7
	2,646.4	2,601.7
Less accumulated amortization:
Software and software licenses	(1,267.0)	(1,239.5)
Customer contracts and lists	(552.4)	(534.3)
Other intangibles	(187.9)	(184.7)
	(2,007.3)	(1,958.5)
Intangible assets, net	$639.1	$643.2

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 7 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets was $41.5 million and $42.0 million for the three months ended September 30, 2013 and 2012, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2014	$123.4
Twelve months ending June 30, 2015	$136.9
Twelve months ending June 30, 2016	$99.5
Twelve months ending June 30, 2017	$71.6
Twelve months ending June 30, 2018	$46.2
Twelve months ending June 30, 2019	$32.1

Note 10. Short-term Financing

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014.  In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2013 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $7.25 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At September 30, 2013, the Company had $2.5 billion of commercial paper outstanding, which was subsequently repaid on October 2, 2013. At June 30, 2013, the Company had no commercial paper outstanding.  For the three months ended September 30, 2013 and 2012, the Company's average borrowings were $3.1 billion and $3.2 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper issued during three months ended September 30, 2013 approximated two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $3.0 billion available to it on a committed basis under these reverse repurchase agreements. At September 30, 2013, the Company had $340.9 million of outstanding obligations related to reverse repurchase agreements, which were subsequently repaid on October 1, 2013. At June 30, 2013, the Company had $245.9 million of obligations outstanding related to reverse repurchase agreements, which were repaid on July 2, 2013. For the three months ended September 30, 2013 and 2012, the Company had average outstanding balances under reverse repurchase agreements of $529.4 million and $534.5 million, respectively, at weighted average interest rates of 0.5% and 0.7%, respectively.

Note 11. Employee Benefit Plans

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

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and time-based restricted stock units granted prior to fiscal 2013 are subject to vesting periods of up to five years and awards granted in fiscal 2013 and later are subject to a vesting period of two years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

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

•
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one to three year performance period and a subsequent service period of up to 26 months. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

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

•
Employee Stock Purchase Plan.  The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory, and therefore no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 4.2 million shares in the three months ended September 30, 2013 as compared to 3.3 million shares repurchased in the three months ended September 30, 2012. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended September 30, 2013 and 2012, respectively:

	Three Months Ended
	September 30,
	2013	2012
Operating expenses	$4.6	$3.7
Selling, general and administrative expenses	19.4	13.8
System development and programming costs	3.2	3.5
Total pretax stock-based compensation expense	$27.2	$21.0

Income tax benefit	$9.7	$7.5

As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $8.1 million, $40.2 million, and $174.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years, 1.7 years, and 1.8 years, respectively.

During the three months ended September 30, 2013, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2013	11,110	$44
Options granted	52	$74
Options exercised	(1,295)	$40
Options canceled	(6)	$48
Options outstanding at September 30, 2013	9,861	$45

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2013	1,313	280
Restricted shares/units granted	1,226	308
Restricted shares/units vested	(41)	—
Restricted shares/units forfeited	(17)	(1)
Restricted shares/units outstanding at September 30, 2013	2,481	587

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2013	521	38
Restricted shares/units granted	843	58
Restricted shares/units vested	—	(6)
Restricted shares/units forfeited	(11)	(1)
Restricted shares/units outstanding at September 30, 2013	1,353	89

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2013	2012
Risk-free interest rate	1.5%	0.8%
Dividend yield	2.4%	2.7%
Weighted average volatility factor	23.6%	24.4%
Weighted average expected life (in years)	5.4	5.3
Weighted average fair value (in dollars)	$12.44	$8.90

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended
	September 30,
	2013	2012
Service cost – benefits earned during the period	$16.6	$16.8
Interest cost on projected benefits	15.6	13.8
Expected return on plan assets	(29.8)	(27.4)
Net amortization and deferral	5.0	7.7
Net pension expense	$7.4	$10.9

During the three months ended September 30, 2013, the Company contributed $77.3 million to the pension plans and expects to contribute an additional $6.9 million to the pension plans during the remainder of the fiscal year ended June 30, 2014.

Note 12. Income Taxes

The effective tax rate for the three months ended September 30, 2013 and 2012 was 33.9% and 35.0%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters during the three months ended September 30, 2013.

Note 13. Commitments and Contingencies

On July 18, 2011, athenahealth, Inc. filed a patent infringement lawsuit against ADP AdvancedMD, Inc. ("ADP AdvancedMD"), a subsidiary of the Company, seeking monetary damages, injunctive relief, and costs.  The allegations include a claim that ADP AdvancedMD's activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe a patent owned by athenahealth, Inc.  The parties are currently engaged in the discovery process and are awaiting a claim construction order from the court.  The Company believes that it has meritorious defenses to this lawsuit and continues to vigorously defend itself against the allegations.

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

The Company is subject to various claims and litigation in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible loss, with respect to the matters described above. This is primarily because these matters involve complex issues subject to inherent uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

It is not the Company’s business practice to enter into off-balance sheet arrangements. In the normal course of business, the Company may enter into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products.  The Company does not expect any material losses related to such representations and warranties.

The Company has obligations related to purchase and maintenance agreements on the software, equipment, and other assets that were disclosed in its Annual Report on Form 10-K for the year ended June 30, 2013. In August 2013, the Company extended the term of a contract, which resulted in incremental obligations of $64.5 million and $43.5 million for the fiscal years ending June 30, 2018 and June 30, 2019, respectively.

Note 14. Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at September 30, 2013 or June 30, 2013.

Note 15. Reclassifications out of Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income ("AOCI") by component are as follows:

	Currency Translation Adjustment	Net Gains on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income

Balance at June 30, 2013	$39.6	$186.7		$(210.9)		$15.4
Other comprehensive income before reclassification adjustments	43.3	14.8		—		58.1
Tax effect	—	(5.0)		—		(5.0)
Reclassification adjustments to net earnings	—	(3.5)	(A)	5.1	(B)	1.6
Tax effect	—	1.3		(0.9)		0.4
Balance at September 30, 2013	$82.9	$194.3		$(206.7)		$70.5

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 11).

Note 16. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following three reportable segments: Employer Services, PEO Services, and Dealer Services.  The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  There is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%. This allocation is made for management reasons so that the reportable segments' results are presented on a consistent basis without the impact of fluctuations in interest rates. This reconciling adjustment to the reportable segments' revenues and earnings from continuing operations before income taxes is eliminated in consolidation.

To align financial reporting with the manner in which the Company's chief operating decision maker assesses performance and makes decisions about resources to be allocated to the reportable segments, effective July 1, 2013, the Company no longer allocates a cost of capital charge to its reportable segments and no longer adjusts the operating results of its reportable segments on a constant exchange rate basis.  As a result of these changes, all prior period amounts have been reclassified to conform to the current period presentation.  These changes did not significantly affect reportable segment results.

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended
	September 30,
	2013	2012
Employer Services	$1,968.0	$1,818.9
PEO Services	505.1	451.9
Dealer Services	472.8	440.1
Other	0.1	0.7
Reconciling item:
Client fund interest	(106.4)	(74.1)
	$2,839.6	$2,637.5

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,
	2013	2012
Employer Services	$522.6	$455.1
PEO Services	51.9	46.3
Dealer Services	96.8	85.8
Other	(67.6)	(47.5)
Reconciling item:
Client fund interest	(106.4)	(74.1)
	$497.3	$465.6

During the three months ended September 30, 2013 and 2012, Dealer Services earned 11% of its segment revenues from one client. The Company did not have any customers that individually accounted for more than 10% of the Company's consolidated revenue from continuing operations.

Note 17. Subsequent Events

With the exception of the repayments of the reverse repurchase obligations and the commercial paper obligation in October 2013 discussed in Note 10, there are no further subsequent events for disclosure.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our fiscal 2013 Annual Report on Form 10-K in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of business processing and cloud-based solutions - including payroll, talent management, human resource management, benefits administration and time and attendance - to employers and automotive dealerships around the world.  As a leading global Human Capital Management (HCM) solutions provider we are focused on driving product innovation and enhancing our distribution and service capabilities.
Our results during the first quarter of fiscal 2014 continue to reflect the strength of our underlying business model, including the diversity of our client base and products. We are pleased with the performance of our business segments, which have continued to drive good revenue growth and pretax margin expansion. We remain pleased with our revenue retention across our business segments and continue to benefit from the strength of our pays per control metric, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. Our strategic acquisitions completed in fiscal 2013 contributed to positive revenue growth. We continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balance. We continue to believe that the impact to fiscal 2013 client funds revenue will be the bottom in terms of the year-over-year decline. Our financial condition and balance sheet remain solid at September 30, 2013, with cash and cash equivalents and marketable securities of $4.2 billion, of which $2.5 billion related to outstanding commercial paper borrowings and $0.3 billion was pledged as collateral under our reverse repurchase agreements.
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

Analysis of Consolidated Operations

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change

Total revenues	$2,839.6	$2,637.5	$202.1	8%

Costs of revenues:
Operating expenses	1,491.6	1,367.5	124.1	9%
Systems development and programming costs	171.8	156.3	15.5	10%
Depreciation and amortization	61.0	62.7	(1.7)	(3)%
Total costs of revenues	1,724.4	1,586.5	137.9	9%

Selling, general and administrative costs	638.6	611.4	27.2	4%
Interest expense	1.9	3.1	(1.2)	(39)%
Total expenses	2,364.9	2,201.0	163.9	7%

Other income, net	(22.6)	(29.1)	(6.5)	(22)%

Earnings from continuing operations before income taxes	$497.3	$465.6	$31.7	7%
Margin	17.5%	17.7%

Provision for income taxes	$168.7	$163.1	$5.6	3%
Effective tax rate	33.9%	35.0%

Net earnings from continuing operations	$328.6	$302.5	$26.1	9%

Diluted earnings per share from continuing operations	$0.68	$0.62	$0.06	10%

Total Revenues

Total revenues increased $202.1 million, or 8%, to $2,839.6 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to an increase in revenues in Employer Services of 8%, or $149.1 million, to $1,968.0 million, an increase in revenues in PEO Services of 12% or 53.2 million, to $505.1 million, and an increase in revenues in Dealer Services of 7%, or $32.7 million, to $472.8 million.  Total revenues would have increased approximately 7% without the impact of recently completed acquisitions.

Total revenues for the three months ended September 30, 2013 include interest on funds held for clients of $89.2 million, as compared to $106.8 million for the three months ended September 30, 2012.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.0% for the three months ended September 30, 2013, as compared to 2.7% for the three months ended September 30, 2012, partially offset by an increase in our average client funds balance of 8%, to $17.4 billion, for the three months ended September 30, 2013.

Total Expenses

Our total expenses increased $163.9 million, or 7%, to $2,364.9 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The increase in our total expenses was due to an increase in operating expenses of $124.1 million, an increase in selling, general and administrative expenses of $27.2 million, and an increase in systems development and programming costs of $15.5 million.

Our total costs of revenues increased $137.9 million or 9%, to $1,724.4 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to an increase in operating expenses of $124.1 million and an increase in systems development and programming costs of $15.5 million.

Operating expenses increased $124.1 million, or 9% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $386.7 million for the three months ended September 30, 2013, which included costs for benefits coverage of $324.7 million and costs for workers’ compensation and payment of state unemployment taxes of $62.0 million.  These pass-through costs were $347.7 million for the three months ended September 30, 2012, which included costs for benefits coverage of $288.2 million and costs for workers’ compensation and payment of state unemployment taxes of $59.5 million.  The increase in operating expenses is also due to higher labor-related expenses in Employer Services of $22.7 million and expenses related to businesses acquired of $3.6 million.

Systems development and programming costs increased $15.5 million, or 10%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to increased costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $27.2 million, or 4%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The increase in expenses was related to an increase in selling expenses of $13.8 million resulting from investments in our salesforce, an increase in stock-based compensation expense of $5.6 million, and an increase in expenses of businesses acquired of $1.7 million.

Other Income, net

	Three Months Ended
	September 30,
	2013	2012	$ Change
Interest income on corporate funds	$(19.0)	$(23.8)	$(4.8)
Realized gains on available-for-sale securities	(4.3)	(4.9)	(0.6)
Realized losses on available-for-sale securities	0.8	0.4	(0.4)
Other, net	(0.1)	(0.8)	(0.7)
Other income, net	$(22.6)	$(29.1)	$(6.5)

Other income, net, decreased $6.5 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The decrease was due to a decrease in interest income on corporate funds of $4.8 million in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The decrease in interest income on corporate funds resulted from lower average interest rates from 1.9% for the three months ended September 30, 2012 to 1.5% for the three months ended September 30, 2013.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $31.7 million, or 7%, to $497.3 million for the three months ended September 30, 2013. Overall margin decreased from 17.7% to 17.5%, despite margin improvement in our business segments. This decrease included a 90 basis point decrease related to the continued decline in interest on funds held for clients, discussed above, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2013 and 2012 was 33.9% and 35.0%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters during the three months ended September 30, 2013.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $26.1 million, or 9%, to $328.6 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Diluted earnings per share from continuing operations increased to $0.68 for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

In three months ended September 30, 2013, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 4.2 million shares during the three months ended September 30, 2013 and the repurchase of 10.4 million shares in the fiscal year ended June 30, 2013.

Analysis of Reportable Segments

To align financial reporting with the manner in which the chief operating decision maker assesses performance and makes decisions about resources to be allocated to our reportable segments, effective July 1, 2013, we no longer allocate a cost of capital charge to our reportable segments and no longer adjust the operating results of our reportable segments on a constant exchange rate basis. As a result of these changes, all prior period amounts have been reclassified to conform to the current period presentation.  These changes did not significantly affect reportable segment results.

Revenues from Continuing Operations

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Employer Services	$1,968.0	$1,818.9	$149.1	8%
PEO Services	505.1	451.9	53.2	12%
Dealer Services	472.8	440.1	32.7	7%
Other	0.1	0.7	(0.6)
Reconciling item:
Client fund interest	(106.4)	(74.1)	(32.3)
	$2,839.6	$2,637.5	$202.1	8%

 Earnings from Continuing Operations before Income Taxes

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Employer Services	$522.6	$455.1	$67.5	15%
PEO Services	51.9	46.3	5.6	12%
Dealer Services	96.8	85.8	11.0	13%
Other	(67.6)	(47.5)	(20.1)
Reconciling item:
Client fund interest	(106.4)	(74.1)	(32.3)
	$497.3	$465.6	$31.7	7%

Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are charged to the reportable segments based on management’s responsibility for the applicable costs.  The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

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

Employer Services

Revenues

Employer Services' revenues increased $149.1 million, or 8%, to $1,968.0 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  There was minimal impact to total revenue growth rates as a result of recently completed acquisitions. Revenues increased due to new business started during the year from new business bookings growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for the three months ended September 30, 2013 increased slightly as compared to our rate for the three months ended September 30, 2012 and our pays per control increased 2.6% for the three months ended September 30, 2013.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $67.5 million, or 15%, to $522.6 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The increase was due to the increase in revenues of $149.1 million discussed above, which was partially offset by an increase in expenses of $81.6 million.  The increase in expenses is related to increased revenues and increased labor-related costs over the same period prior year levels coupled with the effects of acquisitions. Overall margin increased from 25.0% to 26.6% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to increased operating efficiencies and slower growth in selling expenses as compared to revenue, partially offset by approximately 10 basis points of margin decline attributable to acquisitions.

PEO Services

Revenues

PEO Services' revenues increased $53.2 million, or 12%, to $505.1 million for the three months ended September 30, 2013, as compared for the three months ended September 30, 2012.  Such revenues include pass-through costs of $386.7 million for the three months ended September 30, 2013 and $347.7 million for the three months ended September 30, 2012 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 11% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $5.6 million, or 12%, to $51.9 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased slightly from 10.2% to 10.3% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, resulting from slower growth in pass-through costs.

Dealer Services

Revenues

Dealer Services' revenues increased $32.7 million, or 7%, to $472.8 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  This increase was due to new clients, improved client retention, and growth in our key products during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Revenues increased due to new business started during the year from growth in new business bookings and increased users of our digital marketing solutions. We continue to see increased utilization of our credit report and vehicle registration transactions, consistent with the steady improvement of the North American new car market.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $11.0 million, or 13%, to $96.8 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This increase was due to the increase in revenues of $32.7 million discussed above and was partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased approximately 100 basis points from 19.5% to 20.5% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to increased operating efficiencies.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the three months ended September 30, 2013, ADP Indemnity paid a premium of $142.4 million to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2014 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.   In addition, during the three months ended September 30, 2012, ADP Indemnity paid a premium of $141.4 million to enter into a reinsurance agreement for the fiscal 2013 policy year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, cash and marketable securities were $4,239.9 million, stockholders' equity was $6,192.8 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients and client funds obligations at September 30, 2013 was $(1,081.5) million, as compared to $1,195.7 million at June 30, 2013. The change in working capital was primarily attributable to the $2,477.0 million of commercial paper outstanding as of September 30, 2013, which was repaid on October 2, 2013. As a result of this short-term borrowing that was used to satisfy client fund obligations, we reclassified funds held for clients to short-term marketable securities and long-term marketable securities of $407.6 million and $2,132.4 million, respectively. In addition to the effects of the commercial paper outstanding as of September 30, 2013, the decrease in working capital also resulted from a decrease in cash and cash equivalents, partially offset by an increase in other current assets and a decrease in accrued payroll and payroll-related expense.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand.  We also have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.  We generated positive cash flows from operations during the three months ended September 30, 2013, and we held approximately $4.2 billion of cash and marketable securities at September 30, 2013, which included $2.5 billion of marketable securities related to the outstanding commercial paper borrowing as of September 30, 2013, and $0.3 billion of cash and marketable securities pledged as collateral by our Canadian subsidiary to engage in reverse repurchase obligations.  The obligations outstanding under reverse repurchase agreements and the commercial paper borrowing were subsequently repaid on October 1, 2013 and October 2, 2013, respectively.   The commercial

paper borrowing and obligations under reverse repurchase agreements outstanding on September 30, 2013 were a normal part of our client funds extended investment strategy as short-term financing allows us to satisfy client funds obligations  rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  In addition to the Canadian cash and marketable securities related to our reverse repurchase obligations, an additional $0.6 billion of cash and marketable securities was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits.  Our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2013 and 2012, are summarized as follows:

	Three Months Ended September 30,
	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$81.3	$(65.1)	$146.4
Investing activities	2,504.1	715.9	1,788.2
Financing activities	(3,137.5)	(1,093.3)	(2,044.2)
Effect of exchange rate changes on cash and cash equivalents	2.0	11.8	(9.8)
Net change in cash and cash equivalents	$(550.1)	$(430.7)	$(119.4)

Net cash flows provided by operating activities were $81.3 million for the three months ended September 30, 2013, as compared to $65.1 million used in operating activities for the three months ended September 30, 2012.  Operating cash flows for the three months ended September 30, 2013 and September 30, 2012 included cash payments for reinsurance agreements of $142.4 million and $141.4 million, respectively, and included cash contributions to our pension plans of $77.3 million and $127.3 million, respectively. Additionally, the increase in net cash flows provided by operating activities was due to a favorable change in the net components of operating assets and liabilities.  For the three months ended September 30, 2013, Other operating activities include a $34.8 million reclassification to financing activities for excess tax benefits related to exercises of stock-based compensation.

Net cash flows provided by investing activities were $2,504.1 million for the three months ended September 30, 2013, as compared to $715.9 million for the three months ended September 30, 2012. The net change in cash provided by investing activities is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $1,446.9 million and a decrease in the purchases of corporate and client funds marketable securities of $396.4 million.

Net cash flows used in financing activities were $3,137.5 million for the three months ended September 30, 2013 as compared to net cash flows used in financing activities of $1,093.3 million for the three months ended September 30, 2012.  The net change in cash provided by financing activities is due to the net change in client funds obligations of $4,074.6 million as a result of the timing of cash received, a decrease in net proceeds from reverse repurchase agreements of $343.0 million, additional repurchases of our common stock and dividends paid to our shareholders of $127.1 million, partially offset by proceeds from the issuance of commercial paper of $2,477.0 million.

We purchased approximately 4.2 million shares of our common stock at an average price per share of $72.33 during the three months ended September 30, 2013 compared to purchases of 3.3 million shares at an average price per share of $57.62 during the three months ended September 30, 2012.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $7.25 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For the three months ended September 30, 2013 and 2012, our average borrowings were $3.1 billion and $3.2 billion, respectively, at weighted average interest rate of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2013 approximated two days.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2013, we had $2.5 billion of commercial paper outstanding, which was subsequently repaid on October 2, 2013. At June 30, 2013, we had no commercial paper outstanding.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have $3.0 billion available to us on a committed basis under these reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.0 billion available to us under the committed reverse repurchase agreements.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2013, the Company had $340.9 million of outstanding obligations related to reverse repurchase agreements, which were subsequently repaid on October 1, 2013. At June 30, 2013, we had $245.9 million obligations outstanding related to reverse repurchase agreements, which were repaid on July 2, 2013. For the three months ended September 30, 2013 and 2012, we had average outstanding balances under reverse repurchase agreements of $529.4 million and $534.5 million, respectively, at weighted average interest rates of 0.5% and 0.7%, respectively.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through September 30, 2013 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $7.25 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, rate reduction, and other asset-backed securities, secured predominately by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations for the three months ended September 30, 2013 were $49.1 million, as compared to $32.4 million for the three months ended September 30, 2012. Capital expenditures for the fiscal year ending June 30, 2014 are expected to be between $190 million and $210 million as compared to $174.8 million in the fiscal year ended June 30, 2013.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At September 30, 2013, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $7.25 billion commercial paper program (rated A-1+ by Standard & Poor’s and Prime-1 (P1) by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.0 billion of which is available on a committed basis), and available borrowings under our $7.25 billion committed revolving credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2013	2012
Average investment balances at cost:
Corporate investments	$5,011.3	$4,983.3
Funds held for clients	17,422.8	16,080.7
Total	$22,434.1	$21,064.0

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.5%	1.9%
Funds held for clients	2.0%	2.7%
Total	1.9%	2.5%

Realized gains on available-for-sale securities	$4.3	$4.9
Realized losses on available-for-sale securities	(0.8)	(0.4)
Net realized gains on available-for-sale securities	$3.5	$4.5

	September 30, 2013	June 30, 2013
Net unrealized pre-tax gains on available-for-sale securities	$298.7	$287.4

Total available-for-sale securities at fair value	$18,677.8	$18,838.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased approximately 60 basis points, from 2.5% for the three months ended September 30, 2012 to 1.9% for the three months ended September 30, 2013.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2014.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $3 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2014.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 84% of our available-for-sale securities held a AAA or AA rating at September 30, 2013.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at September 30, 2013 or June 30, 2013.

During the three months ended September 30, 2013 and 2012, Dealer Services earned 11% of its segment revenues from continuing operations from one client. We did not have any customers that individually accounted for more than 10% of our consolidated revenue from continuing operations.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective adoption is permitted. The adoption of ASU 2013-11 will not have a material impact on the Company's results of operations, financial condition, or cash flows.

In July 2013, the Company adopted ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires entities to disclose the amount of income (loss) reclassified out of accumulated other comprehensive income to each respective line item on the income statement. The guidance allows companies to elect whether to disclose the reclassification either on the face of the income statement or in the notes to the financial statements, including cross-referencing other disclosures which provide additional details about these amounts. The Company has elected to disclose the reclassification in the notes to the financial statements with cross-references to other disclosures which provide additional details about the amounts. The adoption of ASU 2013-02 did not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1, 2013
to July 31, 2013	162,525	$70.32	150,088	24,382,111
August 1, 2013
to August 31, 2013	2,565,870	$71.98	2,565,870	21,816,241
September 1, 2013
to September 30, 2013	1,481,344	$73.13	1,478,948	20,337,293
Total	4,209,739		4,194,906

(1)  During the three months ended September 30, 2013, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 14,833 shares during July and September 2013 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits.

Exhibit Number	Exhibit
10.1	Letter Agreement, dated as of March 15, 2012, between Automatic Data Processing, Inc. and Dermot O'Brien (Management Contract)
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 1, 2013	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)