Form 10-Q
period 2013-12-31
AUTOMATIC DATA PROCESSING INC
filed 2014-02-05
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 481,825,525.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,365.8	$2,183.4	$4,614.5	$4,265.3
Interest on funds held for clients	89.2	101.7	178.4	208.4
PEO revenues (A)	527.8	462.7	1,029.6	911.6
TOTAL REVENUES	2,982.8	2,747.8	5,822.5	5,385.3

EXPENSES:
Costs of revenues:
Operating expenses	1,528.7	1,401.6	3,020.3	2,769.1
Systems development and programming costs	179.3	159.9	351.2	316.2
Depreciation and amortization	64.4	62.8	125.3	125.6
TOTAL COSTS OF REVENUES	1,772.4	1,624.3	3,496.8	3,210.9

Selling, general, and administrative expenses	675.6	624.7	1,314.2	1,236.1
Interest expense	2.0	3.0	3.9	6.1
TOTAL EXPENSES	2,450.0	2,252.0	4,814.9	4,453.1

Other income, net	(28.3)	(33.0)	(50.8)	(62.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	561.1	528.8	1,058.4	994.4

Provision for income taxes	184.1	176.8	352.8	340.0
NET EARNINGS FROM CONTINUING OPERATIONS	$377.0	$352.0	$705.6	$654.4

EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	62.3	—	66.8
Provision for income taxes	—	23.4	—	25.1
NET EARNINGS FROM DISCONTINUED OPERATIONS	$—	$38.9	$—	$41.7

NET EARNINGS	$377.0	$390.9	$705.6	$696.1

Basic Earnings Per Share from Continuing Operations	$0.79	$0.73	$1.47	$1.36
Basic Earnings Per Share from Discontinued Operations	—	0.08	—	0.09
BASIC EARNINGS PER SHARE	$0.79	$0.81	$1.47	$1.44

Diluted Earnings Per Share from Continuing Operations	$0.78	$0.72	$1.46	$1.34
Diluted Earnings Per Share from Discontinued Operations	—	0.08	—	0.09
DILUTED EARNINGS PER SHARE	$0.78	$0.80	$1.46	$1.43

Basic weighted average shares outstanding	478.4	482.1	479.2	482.8
Diluted weighted average shares outstanding	482.8	486.8	483.6	487.7

Dividends declared per common share	$0.480	$0.435	$0.915	$0.830
(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $6,140.4 million and $5,410.9 million for the three months ended December 31, 2013 and 2012, respectively, and $11,087.6 million and $9,936.7 million for the six months ended December 31, 2013 and 2012, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net earnings	$377.0	$390.9	$705.6	$696.1

Other comprehensive income:
Currency translation adjustments	(6.8)	16.0	36.5	68.5

Unrealized net (losses)/gains on available-for-sale securities	(74.5)	(78.8)	(59.8)	21.2
Tax effect	25.5	27.2	20.5	(7.8)
Reclassification of net (gains) on available-for-sale securities to net earnings	(11.6)	(9.3)	(15.0)	(13.8)
Tax effect	4.3	3.8	5.6	5.0

Reclassification of pension liability adjustment to net earnings	5.2	7.9	10.3	15.8
Tax effect	(1.9)	(2.0)	(2.8)	(4.9)

Other comprehensive (loss)/income, net of tax	(59.8)	(35.2)	(4.7)	84.0
Comprehensive income	$317.2	$355.7	$700.9	$780.1

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents (A)	$1,267.1	$1,699.1
Short-term marketable securities	22.5	28.0
Accounts receivable, net	1,730.4	1,598.3
Other current assets	866.8	646.8
Total current assets before funds held for clients	3,886.8	3,972.2
Funds held for clients	28,414.3	22,228.8
Total current assets	32,301.1	26,201.0
Long-term marketable securities (A)	59.9	314.0
Long-term receivables, net	147.5	138.7
Property, plant and equipment, net	739.3	728.7
Other assets	1,320.9	1,189.9
Goodwill	3,108.6	3,052.6
Intangible assets, net	644.5	643.2
Total assets	$38,321.8	$32,268.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$140.6	$157.3
Accrued expenses and other current liabilities	1,193.9	1,178.6
Accrued payroll and payroll-related expenses	560.8	632.1
Dividends payable	226.7	206.7
Short-term deferred revenues	302.0	316.4
Obligations under reverse repurchase agreements (A)	—	245.9
Income taxes payable	15.4	39.5
Total current liabilities before client funds obligations	2,439.4	2,776.5
Client funds obligations	28,205.6	21,956.3
Total current liabilities	30,645.0	24,732.8
Long-term debt	12.6	14.7
Other liabilities	623.6	603.1
Deferred income taxes	285.6	234.4
Long-term deferred revenues	496.5	493.2
Total liabilities	32,063.3	26,078.2

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at December 31, 2013 and June 30, 2013; outstanding, 481.4 and 482.6 shares at December 31, 2013 and June 30, 2013, respectively	63.9	63.9
Capital in excess of par value	474.5	456.9
Retained earnings	13,285.0	13,020.3
Treasury stock - at cost: 157.3 and 156.1 shares at December 31, 2013 and June 30, 2013, respectively	(7,575.6)	(7,366.6)
Accumulated other comprehensive income	10.7	15.4
Total stockholders’ equity	6,258.5	6,189.9
Total liabilities and stockholders’ equity	$38,321.8	$32,268.1

(A) As of June 30, 2013, $245.2 million of long-term marketable securities and $0.7 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net earnings	$705.6	$696.1
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	164.4	155.6
Deferred income taxes	(3.3)	2.6
Stock-based compensation expense	66.3	50.5
Net pension expense	14.8	21.8
Net realized gain from the sales of marketable securities	(15.0)	(13.8)
Net amortization of premiums and accretion of discounts on available-for-sale securities	46.2	37.9
Gains on sales of buildings	—	(2.2)
Gain on sale of discontinued businesses, net of tax	—	(36.7)
Other	(26.5)	13.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(128.9)	(210.7)
Increase in other assets	(316.7)	(328.2)
Decrease in accounts payable	(18.3)	(29.1)
(Decrease)/Increase in accrued expenses and other liabilities	(15.6)	24.5
Operating activities of discontinued operations	—	1.4
Net cash flows provided by operating activities	473.0	383.4

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,231.9)	(2,160.4)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,046.1	1,837.2
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(5,842.1)	(1,856.4)
Capital expenditures	(95.1)	(75.3)
Additions to intangibles	(75.4)	(59.0)
Acquisitions of businesses, net of cash acquired	(25.4)	(0.7)
Proceeds from the sale of property, plant, and equipment and other assets	—	10.0
Investing activities of discontinued operations	—	(0.6)
Proceeds from the sale of businesses included in discontinued operations	—	161.4
Net cash flows used in investing activities	(6,223.8)	(2,143.8)

Cash Flows from Financing Activities:
Net increase in client funds obligations	6,245.5	2,143.9
Payments of debt	(2.1)	(8.7)
Repurchases of common stock	(417.2)	(306.9)
Proceeds from stock purchase plan and exercises of stock options	113.7	129.5
Dividends paid	(420.8)	(384.3)
Net (purchases of)/proceeds from reverse repurchase agreements	(245.9)	13.5
Other	43.9	—
Net cash flows provided by financing activities	5,317.1	1,587.0

Effect of exchange rate changes on cash and cash equivalents	1.7	16.2

Net change in cash and cash equivalents	(432.0)	(157.2)

Cash and cash equivalents of continuing operations, beginning of period	1,699.1	1,548.1

Cash and cash equivalents of continuing operations, end of period	$1,267.1	$1,390.9

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

Note 3.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted

Three Months Ended December 31, 2013
Net earnings from continuing operations	$377.0			$377.0
Weighted average shares (in millions)	478.4	2.9	1.5	482.8
EPS from continuing operations	$0.79			$0.78
Three Months Ended December 31, 2012
Net earnings from continuing operations	$352.0			$352.0
Weighted average shares (in millions)	482.1	3.2	1.5	486.8
EPS from continuing operations	$0.73			$0.72

Six Months Ended December 31, 2013
Net earnings from continuing operations	$705.6			$705.6
Weighted average shares (in millions)	479.2	3.0	1.4	483.6
EPS from continuing operations	$1.47			$1.46
Six Months Ended December 31, 2012
Net earnings from continuing operations	$654.4			$654.4
Weighted average shares (in millions)	482.8	3.5	1.4	487.7
EPS from continuing operations	$1.36			$1.34

Options to purchase 0.1 million and 0.9 million shares of common stock for the three months ended December 31, 2013 and 2012, respectively, and 0.1 million and 0.9 million shares of common stock for the six months ended December 31, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4. Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Interest income on corporate funds	$(16.7)	$(21.5)	$(35.7)	$(45.3)
Realized gains on available-for-sale securities	(13.2)	(9.8)	(17.5)	(14.6)
Realized losses on available-for-sale securities	1.6	0.5	2.5	0.8
Gains on sales of buildings	—	(2.2)	—	(2.2)
Other, net	—	—	(0.1)	(0.9)
Other income, net	$(28.3)	$(33.0)	$(50.8)	$(62.2)

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

The Company acquired two businesses during the six months ended December 31, 2013 for approximately $28.1 million, net of cash acquired. The acquisitions were not material to the Company's results of operations, financial position, or cash flows.

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

Operating results for discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2012	2012
Revenues	$10.8	$23.7

Earnings from discontinued operations before income taxes	3.5	8.0
Provision for income taxes	1.3	3.0
Net earnings from discontinued operations before gain on disposal of discontinued operations	2.2	5.0

Gain on disposal of discontinued operations, less costs to sell	58.8	58.8
Provision for income taxes	22.1	22.1
Net gain on disposal of discontinued operations	36.7	36.7

Net earnings from discontinued operations	$38.9	$41.7

There were no assets or liabilities of discontinued operations as of December 31, 2013 or June 30, 2013.

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2013 and June 30, 2013 were as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities and other cash equivalents	$10,854.6	$—	$—	$10,854.6
Available-for-sale securities:
Corporate bonds	7,776.7	143.5	(54.7)	7,865.5
U.S. Treasury and direct obligations of U.S. government agencies	6,049.5	123.3	(40.8)	6,132.0
Asset-backed securities	1,555.0	3.7	(15.8)	1,542.9
Canadian government obligations and Canadian government agency obligations	1,047.7	9.0	(3.4)	1,053.3
Canadian provincial bonds	711.3	18.7	(7.0)	723.0
Municipal bonds	529.3	15.4	(3.6)	541.1
Other securities	1,027.2	27.8	(3.6)	1,051.4

Total available-for-sale securities	18,696.7	341.4	(128.9)	18,909.2

Total corporate investments and funds held for clients	$29,551.3	$341.4	$(128.9)	$29,763.8

(A) Included within available-for-sale securities are corporate investments with fair values of $82.4 million and funds held for clients with fair values of $18,826.8 million. All available-for-sale securities were included in Level 2.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2013. The Company did not transfer any assets between Level 1 and Level 2 during the three and six months ended December 31, 2013, or the year ended June 30, 2013. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 3.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2013, are as follows:

	December 31, 2013
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(52.0)	$2,465.3	$(2.7)	$45.8	$(54.7)	$2,511.1
U.S. Treasury and direct obligations of U.S. government agencies	(33.0)	1,464.4	(7.8)	215.7	(40.8)	1,680.1
Asset-backed securities	(14.6)	1,146.3	(1.2)	24.7	(15.8)	1,171.0
Canadian government obligations and Canadian government agency obligations	(3.4)	394.9	—	—	(3.4)	394.9
Canadian provincial bonds	(6.0)	227.9	(1.0)	9.0	(7.0)	236.9
Municipal bonds	(3.1)	151.4	(0.5)	13.7	(3.6)	165.1
Other securities	(3.6)	138.4	—	0.3	(3.6)	138.7
	$(115.7)	$5,988.6	$(13.2)	$309.2	$(128.9)	$6,297.8

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2013 are as follows:

	June 30, 2013
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(56.7)	$2,724.9	$—	$—	$(56.7)	$2,724.9
U.S. Treasury and direct obligations of U.S. government agencies	(37.4)	1,374.6	—	—	(37.4)	1,374.6
Asset-backed securities	(19.7)	1,060.1	—	—	(19.7)	1,060.1
Canadian government obligations and Canadian government agency obligations	(4.5)	444.7	—	—	(4.5)	444.7
Canadian provincial bonds	(5.6)	239.7	—	—	(5.6)	239.7
Municipal bonds	(4.4)	188.7	—	—	(4.4)	188.7
Other securities	(2.8)	109.3	—	—	(2.8)	109.3
	$(131.1)	$6,142.0	$—	$—	$(131.1)	$6,142.0

At December 31, 2013, Corporate bonds included within total corporate investments and funds held for clients comprised investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2014 to June 2023. At December 31, 2013, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,440.6 million and $1,216.2 million, respectively.  At June 30, 2013, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,325.4 million and $1,229.0 million, respectively.  U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and has maturities ranging from March 2014 through November 2023.

At December 31, 2013, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $1,014.3 million, $333.8 million, and $125.6 million, respectively.  At June 30, 2013, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $904.5 million, $315.7 million, and $95.4 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2013.

At December 31, 2013, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $469.8 million, AAA and AA rated sovereign bonds of $415.0 million, AA rated mortgage-backed securities of $93.5 million that are guaranteed by Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac") and AAA rated commercial mortgage-backed securities of $66.2 million. At June 30, 2013, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $426.9 million, AAA and AA rated sovereign bonds of $415.4 million, AAA rated commercial mortgage-backed securities of $163.5 million, and AA rated mortgage-backed securities of $112.6 million that are guaranteed by Fannie Mae or Freddie Mac. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae or Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2013	2013
Corporate investments:
Cash and cash equivalents	$1,267.1	$1,699.1
Short-term marketable securities	22.5	28.0
Long-term marketable securities	59.9	314.0
Total corporate investments	$1,349.5	$2,041.1

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2013	2013
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$9,587.5	$3,732.1
Restricted short-term marketable securities held to satisfy client funds obligations	1,828.3	1,407.7
Restricted long-term marketable securities held to satisfy client funds obligations	16,998.5	17,089.0
Total funds held for clients	$28,414.3	$22,228.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $28,205.6 million and $21,956.3 million as of December 31, 2013 and June 30, 2013, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 84% of the available-for-sale securities held a AAA or AA rating at December 31, 2013, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at December 31, 2013.

Expected maturities of available-for-sale securities at December 31, 2013 are as follows:

One year or less	$1,850.8
One year to two years	4,775.6
Two years to three years	3,837.1
Three years to four years	3,117.3
After four years	5,328.4

Total available-for-sale securities	$18,909.2

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

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	December 31, 2013		June 30, 2013
	Current	Long-term	Current	Long-term
Trade receivables	$1,698.8	$—	$1,564.8	$—
Notes receivable	93.2	162.5	91.0	154.7
Less:
Allowance for doubtful accounts - trade receivables	(50.3)	—	(45.6)	—
Allowance for doubtful accounts - notes receivable	(5.0)	(8.7)	(5.3)	(9.0)
Unearned income - notes receivable	(6.3)	(6.3)	(6.6)	(7.0)
	$1,730.4	$147.5	$1,598.3	$138.7

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

	December 31, 2013
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specifically reserved	$—	$0.1	$—	$0.1
Non-specifically reserved	93.2	162.4	5.0	8.6
	$93.2	$162.5	$5.0	$8.7

	June 30, 2013
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specifically reserved	$0.3	$0.5	$0.3	$0.5
Non-specifically reserved	90.7	154.2	5.0	8.5
	$91.0	$154.7	$5.3	$9.0

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2013	$5.3	$9.0
Net provision	(0.1)	(0.1)
Recoveries and other	—	0.2
Chargeoffs	(0.2)	(0.4)
Balance at December 31, 2013	$5.0	$8.7

The allowance for doubtful accounts as a percentage of notes receivable was approximately 5% as of December 31, 2013 and 6% as of June 30, 2013.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated. Approximately 99% and 100% of notes receivable were current at December 31, 2013 and June 30, 2013, respectively.

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the six months ended December 31, 2013 are as follows:

	Employer Services	PEO Services	Dealer Services	Total
Balance at June 30, 2013 (A)	$1,878.8	$4.8	$1,169.0	$3,052.6
Additions and other adjustments, net	(0.4)	—	22.4	22.0
Currency translation adjustments	13.6	—	20.4	34.0
Balance at December 31, 2013 (A)	$1,892.0	$4.8	$1,211.8	$3,108.6
(A) The goodwill balance at June 30, 2013 and December 31, 2013 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2013	2013

Intangible assets:
Software and software licenses	$1,566.0	$1,511.1
Customer contracts and lists	868.8	848.9
Other intangibles	242.1	241.7
	2,676.9	2,601.7
Less accumulated amortization:
Software and software licenses	(1,275.0)	(1,239.5)
Customer contracts and lists	(566.3)	(534.3)
Other intangibles	(191.1)	(184.7)
	(2,032.4)	(1,958.5)
Intangible assets, net	$644.5	$643.2

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 7 years (4 years for software and software licenses, 9 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets was $43.2 million and $41.4 million for the three months ended December 31, 2013 and 2012, respectively, and $84.7 million and $83.4 million for the six months ended December 31, 2013 and 2012, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2014	$86.9
Twelve months ending June 30, 2015	$147.7
Twelve months ending June 30, 2016	$111.4
Twelve months ending June 30, 2017	$79.1
Twelve months ending June 30, 2018	$49.8
Twelve months ending June 30, 2019	$35.6

Note 10. Short-term Financing

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014.  In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2013 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.25 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At December 31, 2013 and June 30, 2013, the Company had no commercial paper outstanding.  For the three months ended December 31, 2013 and 2012, the Company's average borrowings were $3.3 billion and $3.7 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. For the six months ended December 31, 2013 and 2012, the Company's average borrowings were $3.2 billion and $3.5 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper issued during the three and six months ended December 31, 2013 approximated two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days.  The Company has $3.0 billion available on a committed basis under the U.S. reverse repurchase agreements. At December 31, 2013, there were no outstanding obligations under reverse repurchase agreements. At June 30, 2013, the Company had $245.9 million of obligations outstanding related to reverse repurchase agreements, which were repaid on July 2, 2013. For the three months ended December 31, 2013 and 2012, the Company had average outstanding balances under reverse repurchase agreements of $402.0 million and $416.8 million, respectively, at weighted average interest rates of 0.6% and 0.7%, respectively. For the six months ended December 31, 2013 and 2012, the Company had average outstanding balances under reverse repurchase agreements of $465.7 million and $475.7 million, respectively, at weighted average interest rates of 0.5% and 0.7%, respectively.

Note 11. Employee Benefit Plans

A.  Stock-based Compensation Plans

Stock-based compensation consists of the following:

•
Stock Options  Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant.  Stock options are issued under a graded vesting schedule and have a term of 10 years.  Options granted prior to July 1, 2008 generally vest ratably over five years and options granted after July 1, 2008 generally vest ratably over four years.  Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.

•	Restricted Stock

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units Time-based restricted stock and time-based restricted stock units granted prior to fiscal 2013 are subject to vesting periods of up to five years and awards granted in fiscal 2013 and later are subject to a vesting period of two years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

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

•
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units Performance-based restricted stock and performance-based restricted stock units generally vest over a one to three year performance period and a subsequent service period of up to 26 months. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

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

•
Employee Stock Purchase Plan  The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory, and therefore no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 1.4 million shares in the three months ended December 31, 2013 as compared to 2.0 million shares repurchased in the three months ended December 31, 2012 and the Company repurchased 5.6 million shares in the six months ended December 31, 2013 as compared to 5.4 million shares repurchased in the six months ended December 31, 2012. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three and six months ended December 31, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Operating expenses	$7.5	$6.0	$12.1	$9.7
Selling, general and administrative expenses	26.0	18.7	45.3	32.5
System development and programming costs	5.7	4.9	8.9	8.3
Total pretax stock-based compensation expense	$39.2	$29.6	$66.3	$50.5

Income tax benefit	$13.9	$10.6	$23.5	$18.0

As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $6.0 million, $37.2 million, and $147.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years, 1.5 years, and 1.6 years, respectively.

During the six months ended December 31, 2013, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2013	11,110	$44
Options granted	52	$74
Options exercised	(2,378)	$40
Options canceled	(56)	$44
Options outstanding at December 31, 2013	8,728	$45

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2013	1,313	280
Restricted shares/units granted	1,286	308
Restricted shares/units vested	(44)	—
Restricted shares/units forfeited	(37)	(11)
Restricted shares/units outstanding at December 31, 2013	2,518	577

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2013	521	38
Restricted shares/units granted	844	58
Restricted shares/units vested	—	(6)
Restricted shares/units forfeited	(20)	(2)
Restricted shares/units outstanding at December 31, 2013	1,345	88

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Six Months Ended
	December 31,
	2013	2012
Risk-free interest rate	1.5%	0.8%
Dividend yield	2.4%	2.7%
Weighted average volatility factor	23.6%	24.4%
Weighted average expected life (in years)	5.4	5.3
Weighted average fair value (in dollars)	$12.44	$8.90

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost – benefits earned during the period	$16.6	$16.8	$33.2	$33.6
Interest cost on projected benefits	15.7	13.8	31.3	27.5
Expected return on plan assets	(29.9)	(27.4)	(59.7)	(54.8)
Net amortization and deferral	5.0	7.7	10.0	15.5
Net pension expense	$7.4	$10.9	$14.8	$21.8

During the six months ended December 31, 2013, the Company contributed $79.9 million to the pension plans and expects to contribute an additional $4.6 million to the pension plans during the remainder of the fiscal year ended June 30, 2014.

Note 12. Income Taxes

The effective tax rate for the three months ended December 31, 2013 and 2012 was 32.8% and 33.4%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters, partially offset by an increase in foreign taxes and reduced foreign tax credits available during the three months ended December 31, 2013.

The effective tax rate for the six months ended December 31, 2013 and 2012 was 33.3% and 34.2%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters, partially offset by an increase in foreign taxes and reduced foreign tax credits available during the six months ended December 31, 2013.

Note 13. Commitments and Contingencies

On July 18, 2011, athenahealth, Inc. filed a patent infringement lawsuit against ADP AdvancedMD, Inc. ("ADP AdvancedMD"), a subsidiary of the Company, seeking monetary damages, injunctive relief, and costs.  The allegations include a claim that ADP AdvancedMD's activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe a patent owned by athenahealth, Inc.  The parties are currently engaged in the discovery process and the court has not yet set a trial date.  The Company believes that it has meritorious defenses to this lawsuit and continues to vigorously defend itself against the allegations.

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

Note 14. Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at December 31, 2013 or June 30, 2013.

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income

Balance at September 30, 2013	82.9	194.3		(206.7)		70.5
Other comprehensive (loss) before reclassification adjustments	(6.8)	(74.5)		—		(81.3)
Tax effect	—	25.5		—		25.5
Reclassification adjustments to net earnings	—	(11.6)	(A)	5.2	(B)	(6.4)
Tax effect	—	4.3		(1.9)		2.4
Balance at December 31, 2013	76.1	138.0		(203.4)		10.7

	Six Months Ended
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income

Balance at June 30, 2013	$39.6	$186.7		$(210.9)		$15.4
Other comprehensive (loss) before reclassification adjustments	36.5	(59.8)		—		(23.3)
Tax effect	—	20.5		—		20.5
Reclassification adjustments to net earnings	—	(15.0)	(A)	10.3	(B)	(4.7)
Tax effect	—	5.6		(2.8)		2.8
Balance at December 31, 2013	$76.1	$138.0		$(203.4)		$10.7

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Employer Services	$2,087.0	$1,918.2	$4,055.0	$3,737.1
PEO Services	531.1	465.7	1,036.1	917.6
Dealer Services	484.2	452.5	957.0	892.6
Other	(0.2)	0.5	0.1	1.2
Reconciling item:
Client fund interest	(119.3)	(89.1)	(225.7)	(163.2)
	$2,982.8	$2,747.8	$5,822.5	$5,385.3

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Employer Services	$595.8	$514.6	$1,118.4	$969.7
PEO Services	59.5	49.9	111.3	96.2
Dealer Services	104.7	96.2	201.5	182.1
Other	(79.6)	(42.8)	(147.1)	(90.4)
Reconciling item:
Client fund interest	(119.3)	(89.1)	(225.7)	(163.2)
	$561.1	$528.8	$1,058.4	$994.4

During the three months ended December 31, 2013 and 2012, Dealer Services earned 13% and 12%, respectively, of its segment revenues from one client and earned 12% of its segment revenues from one client during the six months ended December 31, 2013 and 2012. The Company did not have any customers that individually accounted for more than 10% of the Company's consolidated revenue from continuing operations.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended June 30, 2013 ("fiscal 2013") in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
Our results during the first half of the year ended June 30, 2014 ("fiscal 2014") continue to reflect the strength of our underlying business model, including the diversity of our client base and products. We are pleased with the performance of our business segments, which have continued to drive good revenue growth and pretax margin expansion. Revenue retention was solid and we continue to benefit from the strength of our pays per control metric, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. Our recently completed acquisitions contributed to positive revenue growth. We continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balance. We continue to believe that the impact to fiscal 2013 client funds revenue was the bottom in terms of the year-over-year decline. Our financial condition and balance sheet remain solid at December 31, 2013, with cash and cash equivalents and marketable securities of $1.3 billion.
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

Analysis of Consolidated Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change

Total revenues	$2,982.8	$2,747.8	$235.0	9%	$5,822.5	$5,385.3	$437.2	8%

Costs of revenues:
Operating expenses	1,528.7	1,401.6	127.1	9%	3,020.3	2,769.1	251.2	9%
Systems development and programming costs	179.3	159.9	19.4	12%	351.2	316.2	35.0	11%
Depreciation and amortization	64.4	62.8	1.6	3%	125.3	125.6	(0.3)	—%
Total costs of revenues	1,772.4	1,624.3	148.1	9%	3,496.8	3,210.9	285.9	9%

Selling, general and administrative costs	675.6	624.7	50.9	8%	1,314.2	1,236.1	78.1	6%
Interest expense	2.0	3.0	(1.0)	(33)%	3.9	6.1	(2.2)	(36)%
Total expenses	2,450.0	2,252.0	198.0	9%	4,814.9	4,453.1	361.8	8%

Other income, net	(28.3)	(33.0)	(4.7)	(14)%	(50.8)	(62.2)	(11.4)	(18)%

Earnings from continuing operations before income taxes	$561.1	$528.8	$32.3	6%	$1,058.4	$994.4	$64.0	6%
Margin	18.8%	19.2%			18.2%	18.5%

Provision for income taxes	$184.1	$176.8	$7.3	4%	$352.8	$340.0	$12.8	4%
Effective tax rate	32.8%	33.4%			33.3%	34.2%

Net earnings from continuing operations	$377.0	$352.0	$25.0	7%	$705.6	$654.4	$51.2	8%

Diluted earnings per share from continuing operations	$0.78	$0.72	$0.06	8%	$1.46	$1.34	$0.12	9%

Total Revenues

Total revenues increased $235.0 million, or 9%, to $2,982.8 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, due to an increase in revenues in Employer Services of 9%, or $168.8 million, to $2,087.0 million, an increase in revenues in Professional Employer Organization ("PEO") Services of 14%, or $65.4 million, to $531.1 million, and an increase in revenues in Dealer Services of 7%, or $31.7 million, to $484.2 million.  Total revenues would have increased approximately 8% without the impact of recently completed acquisitions.

Total revenues for the three months ended December 31, 2013 include interest on funds held for clients of $89.2 million, as compared to $101.7 million for the three months ended December 31, 2012.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 1.9% for the three months ended December 31, 2013, as compared to 2.4% for the three months ended December 31, 2012, partially offset by an increase in our average client funds balance of 9%, to $18.5 billion, for the three months ended December 31, 2013.

Total revenues increased $437.2 million, or 8%, to $5,822.5 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, due to an increase in revenues in Employer Services of 9%, or $317.9 million, to $4,055.0 million, an increase in revenues in PEO Services of 13% or $118.5 million, to $1,036.1 million, and an increase in revenues in Dealer Services of 7%, or $64.4 million, to $957.0 million.

Total revenues for the six months ended December 31, 2013 include interest on funds held for clients of $178.4 million, as compared to $208.4 million for the six months ended December 31, 2012.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 2.0% for the six months ended December 31, 2013, as compared to 2.5% for the six months ended December 31, 2012, partially offset by an increase in our average client funds balance of 9%, to $18.0 billion, for the six months ended December 31, 2013.

Total Expenses

Our total expenses increased $198.0 million, or 9%, to $2,450.0 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  The increase in our total expenses was due to an increase in operating expenses of $127.1 million, an increase in selling, general and administrative expenses of $50.9 million, and an increase in systems development and programming costs of $19.4 million. Total expenses would have increased approximately 8% without the impact of recently completed acquisitions.

Our total expenses increased $361.8 million, or 8%, to $4,814.9 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  The increase in our total expenses was due to an increase in operating expenses of $251.2 million, an increase in selling, general and administrative expenses of $78.1 million, and an increase in systems development and programming costs of $35.0 million.

Our total costs of revenues increased $148.1 million or 9%, to $1,772.4 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, due to an increase in operating expenses of $127.1 million and an increase in systems development and programming costs of $19.4 million.

Our total costs of revenues increased $285.9 million, or 9%, to $3,496.8 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, due to an increase in operating expenses of $251.2 million and an increase in systems development and programming costs of $35.0 million.

Operating expenses increased $127.1 million, or 9% for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, due to the increase in revenues described above, including the increase in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $400.9 million for the three months ended December 31, 2013, which included costs for benefits coverage of $335.0 million and costs for workers’ compensation and payment of state unemployment taxes of $65.9 million.  These pass-through costs were $353.8 million for the three months ended December 31, 2012, which included costs for benefits coverage of $296.0 million and costs for workers’ compensation and payment of state unemployment taxes of $57.8 million.  The increase in operating expenses is also due to higher labor-related expenses in Employer Services of $24.1 million and expenses related to businesses acquired of $4.3 million.

Operating expenses increased $251.2 million, or 9% for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, due to the increase in revenues described above, including the increase in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $787.6 million for the six months ended December 31, 2013, which included costs for benefits coverage of $659.8 million and costs for workers’ compensation and payment of state unemployment taxes of $127.8 million.  These pass-through costs were $701.5 million for the six months ended December 31, 2012, which included costs for benefits coverage of $584.2 million and costs for workers’ compensation and payment of state unemployment taxes of $117.3 million.  The increase in operating expenses is also due to higher labor-related expenses in Employer Services of $46.9 million and expenses related to businesses acquired of $7.9 million.

Systems development and programming costs increased $19.4 million, or 12%, for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, due to increased costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Systems development and programming costs increased $35.0 million, or 11%, for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, due to increased costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $50.9 million, or 8%, for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  The increase was related to an increase in selling expenses of $24.0 million resulting from investments in our salesforce, an increase in severance expenses of $12.5 million, and an increase in stock-based compensation expense of $7.3 million.

Selling, general and administrative expenses increased $78.1 million, or 6%, for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  The increase was related to an increase in selling expenses of $36.8 million resulting from investments in our salesforce, an increase in stock-based compensation expense of $12.8 million, and an increase in severance expenses of $8.6 million.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2013	2012	$ Change	2013	2012	$ Change
Interest income on corporate funds	$(16.7)	$(21.5)	$(4.8)	$(35.7)	$(45.3)	$(9.6)
Realized gains on available-for-sale securities	(13.2)	(9.8)	3.4	(17.5)	(14.6)	2.9
Realized losses on available-for-sale securities	1.6	0.5	(1.1)	2.5	0.8	(1.7)
Gains on sales of buildings	—	(2.2)	(2.2)	—	(2.2)	(2.2)
Other, net	—	—	—	(0.1)	(0.9)	(0.8)
Other income, net	$(28.3)	$(33.0)	$(4.7)	$(50.8)	$(62.2)	$(11.4)

Other income, net, decreased $4.7 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  The decrease was due to a decrease in interest income on corporate funds of $4.8 million in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  The decrease in interest income on corporate funds resulted from lower average interest rates from 1.6% for the three months ended December 31, 2012 to 1.4% for the three months ended December 31, 2013 and lower average daily corporate funds, which decreased from $5.3 billion for the three months ended December 31, 2012 to $4.9 billion for the three months ended December 31, 2013. In addition, we recognized gains of $2.2 million pertaining to the sale of two buildings during the three months ended December 31, 2012.

Other income, net, decreased $11.4 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  The decrease was due to a decrease in interest income on corporate funds of $9.6 million in the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  The decrease in interest income on corporate funds resulted from lower average interest rates from 1.8% for the six months ended December 31, 2012 to 1.4% for the six months ended December 31, 2013 and lower average daily corporate funds, which decreased from $5.1 billion for the six months ended December 31, 2012 to $4.9 billion for the six months ended December 31, 2013. In addition, we recognized gains of $2.2 million pertaining to the sale of two buildings during the six months ended December 31, 2012.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $32.3 million, or 6%, to $561.1 million for the three months ended December 31, 2013. Overall margin decreased from 19.2% to 18.8%, despite margin improvement in our business segments. This decrease included a 70 basis point decrease related to the continued decline in interest on funds held for clients, discussed above, for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.

Earnings from continuing operations before income taxes increased $64.0 million, or 6%, to $1,058.4 million for the six months ended December 31, 2013. Overall margin decreased from 18.5% to 18.2%, despite margin improvement in our business segments. This decrease included an 80 basis point decrease related to the continued decline in interest on funds held for clients, discussed above, for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2013 and 2012 was 32.8% and 33.4%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters, partially offset by an increase in foreign taxes and reduced foreign tax credits available during the three months ended December 31, 2013.

The effective tax rate for the six months ended December 31, 2013 and 2012 was 33.3% and 34.2%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters, partially offset by an increase in foreign taxes and reduced foreign tax credits available during the six months ended December 31, 2013.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $25.0 million, or 7%, to $377.0 million for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Diluted earnings per share from continuing operations increased 8% to $0.78 for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.

Net earnings from continuing operations increased $51.2 million, or 8%, to $705.6 million for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. Diluted earnings per share from continuing operations increased 9% to $1.46 for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.

For the three and six months ended December 31, 2013, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 5.6 million shares during the six months ended December 31, 2013 and the repurchase of 10.4 million shares in the fiscal year ended June 30, 2013.

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

	Revenues from Continuing Operations
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Employer Services	$2,087.0	$1,918.2	$168.8	9%	$4,055.0	$3,737.1	$317.9	9%
PEO Services	531.1	465.7	65.4	14%	1,036.1	917.6	118.5	13%
Dealer Services	484.2	452.5	31.7	7%	957.0	892.6	64.4	7%
Other	(0.2)	0.5	(0.7)		0.1	1.2	(1.1)
Reconciling item:
Client fund interest	(119.3)	(89.1)	(30.2)		(225.7)	(163.2)	(62.5)
	$2,982.8	$2,747.8	$235.0	9%	$5,822.5	$5,385.3	$437.2	8%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Employer Services	$595.8	$514.6	$81.2	16%	$1,118.4	$969.7	$148.7	15%
PEO Services	59.5	49.9	9.6	19%	111.3	96.2	15.1	16%
Dealer Services	104.7	96.2	8.5	9%	201.5	182.1	19.4	11%
Other	(79.6)	(42.8)	(36.8)		(147.1)	(90.4)	(56.7)
Reconciling item:
Client fund interest	(119.3)	(89.1)	(30.2)		(225.7)	(163.2)	(62.5)
	$561.1	$528.8	$32.3	6%	$1,058.4	$994.4	$64.0	6%

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

Employer Services

Revenues

Employer Services' revenues increased $168.8 million, or 9%, to $2,087.0 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. Revenues increased due to new business started during the year from new business bookings, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for the three months ended December 31, 2013 decreased 50 basis points as compared to our rate for the three months ended December 31, 2012 and our pays per control increased 2.9% for the three months ended December 31, 2013.

Employer Services' revenues increased $317.9 million, or 9%, to $4,055.0 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  Excluding the impact of recently completed acquisitions, revenues increased 8% as compared to the six months ended December 31, 2012. Revenues increased due to new business started during the year from new business bookings, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for the six months ended December 31, 2013 decreased 30 basis points as compared to our rate for the six months ended December 31, 2012 and our pays per control increased 2.7% for the six months ended December 31, 2013.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $81.2 million, or 16%, to $595.8 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  The increase was due to increased revenues of $168.8 million discussed above, which was partially offset by an increase in expenses of $87.6 million.  The increase in expenses is related to increased revenues and increased labor-related costs over the same period prior year levels coupled with the effects of acquisitions. Overall margin increased from 26.8% to 28.5% for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, due to increased operating efficiencies, partially offset by approximately 10 basis points of margin decline attributable to acquisitions.

Employer Services’ earnings from continuing operations before income taxes increased $148.7 million, or 15%, to $1,118.4 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  The increase was due to increased revenues of $317.9 million discussed above, which was partially offset by an increase in expenses of $169.2 million.  The increase in expenses is related to increased revenues and increased labor-related costs over the same period prior year levels coupled with the effects of acquisitions. Overall margin increased from 25.9% to 27.6% for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, due to increased operating efficiencies, partially offset by approximately 10 basis points of margin decline attributable to acquisitions.

PEO Services

Revenues

PEO Services' revenues increased $65.4 million, or 14%, to $531.1 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  Such revenues include pass-through costs of $400.9 million for the three months ended December 31, 2013 and $353.8 million for the three months ended December 31, 2012 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 12% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

PEO Services' revenues increased $118.5 million, or 13%, to $1,036.1 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  Such revenues include pass-through costs of $787.6 million for the six months ended December 31, 2013 and $701.5 million for the six months ended December 31, 2012 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 12% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $9.6 million, or 19%, to $59.5 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased from 10.7% to 11.2% for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, resulting from slower growth in pass-through costs.

PEO Services’ earnings from continuing operations before income taxes increased $15.1 million, or 16%, to $111.3 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased from 10.5% to 10.7% for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, resulting from slower growth in pass-through costs.

Dealer Services

Revenues

Dealer Services' revenues increased $31.7 million, or 7%, to $484.2 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  This increase was driven by new business installed, improved client retention, higher transaction volumes, and digital advertising revenues.

Dealer Services' revenues increased $64.4 million, or 7%, to $957.0 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012.  This increase was driven by new business installed, improved client retention, higher transaction volumes, and digital advertising revenues.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $8.5 million, or 9%, to $104.7 million for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. This increase was due to the increase in revenues of $31.7 million discussed above, partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased from 21.3% to 21.6% for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, due to increased operating efficiencies.

Dealer Services' earnings from continuing operations before income taxes increased $19.4 million, or 11%, to $201.5 million for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012. This increase was due to the increase in revenues of $64.4 million discussed above, partially offset by higher operating expenses related to implementing and servicing new clients and products.  Overall margin increased from 20.4% to 21.1% for the six months ended December 31, 2013, as compared to the six months ended December 31, 2012, due to increased operating efficiencies.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the six months ended December 31, 2013, ADP Indemnity paid a premium of $142.4 million to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2014 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.   In addition, during the six months ended December 31, 2012, ADP Indemnity paid a premium of $141.4 million to enter into a reinsurance agreement for the fiscal 2013 policy year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, cash and marketable securities were $1,349.5 million, stockholders' equity was $6,258.5 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients and client funds obligations at December 31, 2013 was $1,447.4 million, as compared to $1,195.7 million at June 30, 2013. The increase in working capital resulted from a decrease in obligations under reverse repurchase agreements and an increase in other current assets and accounts receivable, net, partially offset by a decrease in cash and cash equivalents.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand.  We also have the ability to borrow through our financing arrangements under our U.S. commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.  We generated positive cash flows from operations during the six months ended December 31, 2013 and we held approximately $1.3 billion of cash and marketable securities at December 31, 2013. Of the cash and cash equivalents and marketable securities held at December 31, 2013, $0.6 billion of cash and marketable securities was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits.  Our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2013 and 2012, are summarized as follows:

	Six Months Ended
	December 31,
	2013	2012	$ Change
Cash provided by (used in):
Operating activities	$473.0	$383.4	$89.6
Investing activities	(6,223.8)	(2,143.8)	(4,080.0)
Financing activities	5,317.1	1,587.0	3,730.1
Effect of exchange rate changes on cash and cash equivalents	1.7	16.2	(14.5)
Net change in cash and cash equivalents	$(432.0)	$(157.2)	$(274.8)

Net cash flows provided by operating activities were $473.0 million for the six months ended December 31, 2013, as compared to $383.4 million for the six months ended December 31, 2012.  Operating cash flows for the six months ended December 31, 2013 and December 31, 2012 included cash payments for reinsurance agreements of $142.4 million and $141.4 million, respectively, and included cash contributions to our pension plans of $79.9 million and $130.1 million, respectively. Additionally, the increase in net cash flows provided by operating activities was due to a favorable change in the net components of operating assets and liabilities as compared to the six months ended December 31, 2012.  For the six months ended December 31, 2013, Other operating activities include a $44.9 million use of funds and financing activities include a $44.9 million source of funds for excess tax benefits related to stock-based compensation.

Net cash flows used in investing activities were $6,223.8 million for the six months ended December 31, 2013, as compared to $2,143.8 million for the six months ended December 31, 2012. The net change in cash used in investing activities is primarily due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $3,985.7 million.

Net cash flows provided by financing activities were $5,317.1 million for the six months ended December 31, 2013 as compared to $1,587.0 million for the six months ended December 31, 2012.  The net change in cash provided by financing activities is due to the net change in client funds obligations of $4,101.6 million as a result of the timing of cash received, partially offset by the timing of our borrowings under the reverse repurchase agreements.

We purchased approximately 5.6 million shares of our common stock at an average price per share of $73.08 during the six months ended December 31, 2013 compared to purchases of 5.4 million shares at an average price per share of $57.31 during the six months ended December 31, 2012.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.25 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For the three months ended December 31, 2013 and 2012, our average borrowings were $3.3 billion and $3.7 billion, respectively, at weighted average interest rate of 0.1% and 0.2%, respectively. For the six months ended December 31, 2013 and 2012, our average borrowings were $3.2 billion and $3.5 billion, respectively, at weighted average interest rate of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2013 approximated two days. We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2013 and June 30, 2013, we had no commercial paper outstanding.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have $3.0 billion available to us on a committed basis under the U.S. reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.0 billion available to us under the committed reverse repurchase agreements.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2013, we had no outstanding obligations related to the reverse repurchase agreements. At June 30, 2013, we had $245.9 million obligations outstanding related to reverse repurchase agreements, which were repaid on July 2, 2013. For the three months ended December 31, 2013 and 2012, we had average outstanding balances under reverse repurchase agreements of $402.0 million and $416.8 million, respectively, at weighted average interest rates of 0.6% and 0.7%, respectively. For the six months ended December 31, 2013 and 2012, we had average outstanding balances under reverse repurchase agreements of $465.7 million and $475.7 million, respectively, at weighted average interest rates of 0.5% and 0.7%, respectively.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through December 31, 2013 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $7.25 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, rate reduction, and other asset-backed securities, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations for the six months ended December 31, 2013 were $95.6 million, as compared to $76.6 million for the six months ended December 31, 2012. Capital expenditures for the fiscal year ending June 30, 2014 are expected to be between $190 million and $210 million as compared to $174.8 million in the fiscal year ended June 30, 2013.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At December 31, 2013, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $7.25 billion commercial paper program (rated A-1+ by Standard & Poor’s and Prime-1 (P-1) by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.0 billion of which is available on a committed basis), and available borrowings under our $7.25 billion committed revolving credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Average investment balances at cost:
Corporate investments	$4,852.7	$5,273.8	$4,933.8	$5,127.3
Funds held for clients	18,542.1	16,989.0	17,982.4	16,534.9
Total	$23,394.8	$22,262.8	$22,916.2	$21,662.2

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.4%	1.6%	1.4%	1.8%
Funds held for clients	1.9%	2.4%	2.0%	2.5%
Total	1.8%	2.2%	1.9%	2.3%

Realized gains on available-for-sale securities	$13.2	$9.8	$17.5	$14.6
Realized losses on available-for-sale securities	(1.6)	(0.5)	(2.5)	(0.8)
Net realized gains on available-for-sale securities	$11.6	$9.3	$15.0	$13.8

	December 31, 2013	June 30, 2013
Net unrealized pre-tax gains on available-for-sale securities	$212.5	$287.4

Total available-for-sale securities at fair value	$18,909.2	$18,838.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased from 2.2% for the three months ended December 31, 2012 to 1.8% for the three months ended December 31, 2013 and from 2.3% for the six months ended December 31, 2012 to 1.9% for the six months ended December 31, 2013.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $8 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2014.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2014.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 84% of our available-for-sale securities held a AAA or AA rating at December 31, 2013.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at December 31, 2013 or June 30, 2013.

During the three months ended December 31, 2013 and 2012, Dealer Services earned 13% and 12%, respectively, of its segment revenues from one client and earned 12% of its segment revenues from one client during the six months ended December 31, 2013 and 2012. We did not have any customers that individually accounted for more than 10% of our consolidated revenue from continuing operations.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1, 2013
to October 31, 2013	642,776	$72.20	642,050	19,695,243
November 1, 2013
to November 30, 2013	427,155	$76.90	426,822	19,268,421
December 1, 2013
to December 31, 2013	373,227	$78.67	373,227	18,895,194
Total	1,443,158		1,442,099

(1)  During the six months ended December 31, 2013, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 1,059 shares during October to November 2013 at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 5, 2014	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)