Form 10-Q
period 2014-03-31
AUTOMATIC DATA PROCESSING INC
filed 2014-05-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2014 was 482,102,232.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,572.5	$2,435.1	$7,177.1	$6,690.6
Interest on funds held for clients	100.1	112.0	278.6	320.4
PEO revenues (A)	647.4	562.2	1,677.0	1,473.8
TOTAL REVENUES	3,320.0	3,109.3	9,132.7	8,484.8

EXPENSES:
Costs of revenues:
Operating expenses	1,640.5	1,515.5	4,655.5	4,279.3
Systems development and programming costs	180.5	164.1	531.7	480.3
Depreciation and amortization	63.4	63.6	188.7	189.0
TOTAL COSTS OF REVENUES	1,884.4	1,743.2	5,375.9	4,948.6

Selling, general, and administrative expenses	673.2	653.6	1,986.0	1,888.0
Interest expense	0.9	1.2	4.7	7.3
TOTAL EXPENSES	2,558.5	2,398.0	7,366.6	6,843.9

Other income, net	(8.3)	(12.0)	(59.1)	(74.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	769.8	723.3	1,825.2	1,715.1

Provision for income taxes	259.4	241.7	611.4	581.0
NET EARNINGS FROM CONTINUING OPERATIONS	$510.4	$481.6	$1,213.8	$1,134.1

EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	16.6	1.5	19.5	70.9
Provision for income taxes	5.4	0.4	6.2	26.2
NET EARNINGS FROM DISCONTINUED OPERATIONS	$11.2	$1.1	$13.3	$44.7

NET EARNINGS	$521.6	$482.7	$1,227.1	$1,178.8

Basic Earnings Per Share from Continuing Operations	$1.07	$1.00	$2.53	$2.35
Basic Earnings Per Share from Discontinued Operations	0.02	—	0.03	0.09
BASIC EARNINGS PER SHARE	$1.09	$1.00	$2.56	$2.44

Diluted Earnings Per Share from Continuing Operations	$1.06	$0.99	$2.51	$2.33
Diluted Earnings Per Share from Discontinued Operations	0.02	—	0.03	0.09
DILUTED EARNINGS PER SHARE	$1.08	$0.99	$2.54	$2.42

Basic weighted average shares outstanding	478.9	482.7	479.1	482.8
Diluted weighted average shares outstanding	483.0	486.5	483.4	487.1

Dividends declared per common share	$0.480	$0.435	$1.395	$1.265
(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $6,396.8 million and $5,317.8 million for the three months ended March 31, 2014 and 2013, respectively, and $17,484.4 million and $15,254.5 million for the nine months ended March 31, 2014 and 2013, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net earnings	$521.6	$482.7	$1,227.1	$1,178.8

Other comprehensive income:
Currency translation adjustments	(1.7)	(70.1)	34.8	(1.6)

Unrealized net gains (losses) on available-for-sale securities	43.8	(56.8)	(16.0)	(35.6)
Tax effect	(15.1)	20.7	5.4	12.8
Reclassification of net gains on available-for-sale securities to net earnings	(1.5)	(6.0)	(16.5)	(19.8)
Tax effect	0.5	2.2	6.1	7.3

Reclassification of pension liability adjustment to net earnings	5.1	8.0	15.4	23.8
Tax effect	(0.8)	(2.9)	(3.6)	(7.8)

Other comprehensive income/(loss), net of tax	30.3	(104.9)	25.6	(20.9)
Comprehensive income	$551.9	$377.8	$1,252.7	$1,157.9

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents (A)	$1,671.0	$1,699.1
Short-term marketable securities	22.9	28.0
Accounts receivable, net	1,835.2	1,595.3
Other current assets	759.7	646.6
Assets of discontinued operations	—	16.7
Total current assets before funds held for clients	4,288.8	3,985.7
Funds held for clients	26,243.8	22,228.8
Total current assets	30,532.6	26,214.5
Long-term marketable securities (A)	54.3	314.0
Long-term receivables, net	148.9	138.7
Property, plant and equipment, net	767.5	728.6
Other assets	1,355.0	1,189.9
Goodwill	3,102.0	3,039.2
Intangible assets, net	636.2	643.2
Total assets	$36,596.5	$32,268.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$145.6	$156.5
Accrued expenses and other current liabilities	1,212.7	1,178.3
Accrued payroll and payroll-related expenses	568.5	631.3
Dividends payable	227.0	206.7
Short-term deferred revenues	336.2	314.6
Obligations under reverse repurchase agreements (A)	—	245.9
Income taxes payable	95.9	39.0
Liabilities of discontinued operations	—	4.2
Total current liabilities before client funds obligations	2,585.9	2,776.5
Client funds obligations	25,992.3	21,956.3
Total current liabilities	28,578.2	24,732.8
Long-term debt	12.1	14.7
Other liabilities	627.6	603.1
Deferred income taxes	253.3	234.4
Long-term deferred revenues	509.2	493.2
Total liabilities	29,980.4	26,078.2

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at March 31, 2014 and June 30, 2013; outstanding, 481.9 and 482.6 shares at March 31, 2014 and June 30, 2013, respectively	63.9	63.9
Capital in excess of par value	513.6	456.9
Retained earnings	13,575.1	13,020.3
Treasury stock - at cost: 156.8 and 156.1 shares at March 31, 2014 and June 30, 2013, respectively	(7,577.5)	(7,366.6)
Accumulated other comprehensive income	41.0	15.4
Total stockholders’ equity	6,616.1	6,189.9
Total liabilities and stockholders’ equity	$36,596.5	$32,268.1

(A) As of June 30, 2013, $245.2 million of long-term marketable securities and $0.7 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$1,227.1	$1,178.8
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	247.1	236.4
Deferred income taxes	(60.2)	3.3
Stock-based compensation expense	101.9	78.1
Net pension expense	22.2	32.7
Net realized gain from the sales of marketable securities	(16.5)	(19.8)
Net amortization of premiums and accretion of discounts on available-for-sale securities	69.8	57.8
Gains on sales of buildings	—	(2.2)
Gain on sale of discontinued businesses, net of tax	(10.5)	(36.7)
Other	(25.7)	20.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(236.8)	(346.7)
Increase in other assets	(280.8)	(313.7)
Decrease in accounts payable	(12.6)	(16.3)
Increase in accrued expenses and other liabilities	191.7	125.2
Operating activities of discontinued operations	0.2	3.9
Net cash flows provided by operating activities	1,216.9	1,001.7

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,081.8)	(3,837.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,469.4	2,861.5
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(3,290.9)	(7,896.4)
Capital expenditures	(162.8)	(122.3)
Additions to intangibles	(111.1)	(81.4)
Acquisitions of businesses, net of cash acquired	(25.7)	(15.3)
Proceeds from the sale of property, plant, and equipment and other assets	0.4	10.0
Other	0.1	1.3
Investing activities of discontinued operations	(0.5)	(0.6)
Proceeds from the sale of businesses included in discontinued operations	24.4	161.4
Net cash flows used in investing activities	(4,178.5)	(8,919.4)

Cash Flows from Financing Activities:
Net increase in client funds obligations	4,103.9	8,838.1
Payments of debt	(2.7)	(17.0)
Repurchases of common stock	(459.0)	(402.0)
Proceeds from stock purchase plan and exercises of stock options	157.6	189.3
Dividends paid	(652.0)	(594.7)
Net purchases of reverse repurchase agreements	(245.9)	—
Other	33.9	—
Net cash flows provided by financing activities	2,935.8	8,013.7

Effect of exchange rate changes on cash and cash equivalents	(2.3)	3.6

Net change in cash and cash equivalents	(28.1)	99.6

Cash and cash equivalents of continuing operations, beginning of period	1,699.1	1,548.1

Cash and cash equivalents of continuing operations, end of period	$1,671.0	$1,647.7

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

Certain prior period amounts have been reclassified to conform to the current-period presentation (see Note 6 and Note 16). These changes did not significantly affect reportable segment results.

Note 2.  New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective adoption is permitted. The adoption of ASU 2013-11 will not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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

Note 3.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted

Three Months Ended March 31, 2014
Net earnings from continuing operations	$510.4			$510.4
Weighted average shares (in millions)	478.9	2.6	1.5	483.0
EPS from continuing operations	$1.07			$1.06
Three Months Ended March 31, 2013
Net earnings from continuing operations	$481.6			$481.6
Weighted average shares (in millions)	482.7	3.1	0.6	486.5
EPS from continuing operations	$1.00			$0.99

Nine Months Ended March 31, 2014
Net earnings from continuing operations	$1,213.8			$1,213.8
Weighted average shares (in millions)	479.1	2.9	1.4	483.4
EPS from continuing operations	$2.53			$2.51
Nine Months Ended March 31, 2013
Net earnings from continuing operations	$1,134.1			$1,134.1
Weighted average shares (in millions)	482.8	3.3	1.1	487.1
EPS from continuing operations	$2.35			$2.33

Options to purchase 1.5 million and 1.2 million shares of common stock for the three months ended March 31, 2014 and 2013, respectively, and 1.5 million and 1.2 million shares of common stock for the nine months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 4. Other Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest income on corporate funds	$(6.7)	$(6.0)	$(42.4)	$(51.3)
Realized gains on available-for-sale securities	(2.2)	(6.7)	(19.7)	(21.3)
Realized losses on available-for-sale securities	0.7	0.7	3.2	1.5
Gains on sales of buildings	—	—	—	(2.2)
Other, net	(0.1)	—	(0.2)	(0.9)
Other income, net	$(8.3)	$(12.0)	$(59.1)	$(74.2)

During the nine months ended March 31, 2013, the Company completed the sale of two buildings that were previously classified as assets held for sale on the Consolidated Balance Sheets and, as a result, recorded gains of $2.2 million in other income, net, on the Statements of Consolidated Earnings for the nine months ended March 31, 2013.

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

The Company acquired two businesses during the nine months ended March 31, 2014 for approximately $28.5 million, net of cash acquired. The acquisitions were not material to the Company's results of operations, financial position, or cash flows.

The Company acquired one business during the nine months ended March 31, 2013 for approximately $0.8 million, net of cash acquired. The acquisition was not material to the Company's results of operations, financial position, or cash flows.

The Company made contingent payments relating to previously consummated acquisitions of $3.5 million and $14.5 million during the nine months ended March 31, 2014 and March 31, 2013, respectively.

Note 6. Divestitures

On February 28, 2014, the Company completed the sale of its Occupational Health and Safety services business ("OHS") for a pre-tax gain of $15.6 million, less costs to sell. In connection with the disposal of OHS, the Company classified the results of this business as discontinued operations for all periods presented. OHS was previously reported in the Employer Services segment.

On December 17, 2012, the Company completed the sale of its Taxware Enterprise Service business ("Taxware") for a pre-tax gain of $58.8 million, less costs to sell. In connection with the disposal of Taxware, the Company classified the results of this business as discontinued operations for all periods presented. Taxware was previously reported in the Employer Services segment.

Results for discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues	$3.2	$5.0	$13.0	$38.5

Earnings from discontinued operations before income taxes	1.0	1.5	3.9	12.1
Provision for income taxes	0.3	0.4	1.1	4.1
Net earnings from discontinued operations before gain on disposal of discontinued operations	0.7	1.1	2.8	8.0

Gain on disposal of discontinued operations, less costs to sell	15.6	—	15.6	58.8
Provision for income taxes	5.1	—	5.1	22.1
Net gain on disposal of discontinued operations	10.5	—	10.5	36.7

Net earnings from discontinued operations	$11.2	$1.1	$13.3	$44.7

There were no assets or liabilities of discontinued operations as of March 31, 2014. The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2013:

June 30, 2013
Assets:
Accounts receivable, net	$3.0
Goodwill	13.4
Intangible assets, net	—
Other assets	0.3

Total assets	$16.7

Liabilities:
Accounts payable	$0.8
Accrued expenses and other current liabilities	0.3
Accrued payroll and payroll related expenses	0.8
Deferred revenues	1.8
Income taxes payable	0.5

Total liabilities	$4.2

Note 7. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities and other cash equivalents	$8,689.9	$—	$—	$8,689.9
Available-for-sale securities:
Corporate bonds	8,062.0	150.2	(35.3)	8,176.9
U.S. Treasury and direct obligations of U.S. government agencies	6,039.8	112.8	(26.2)	6,126.4
Asset-backed securities	1,682.3	3.9	(13.1)	1,673.1
Canadian government obligations and Canadian government agency obligations	1,027.4	7.9	(1.5)	1,033.8
Canadian provincial bonds	685.3	21.4	(4.0)	702.7
Municipal bonds	517.7	16.6	(1.4)	532.9
Other securities	1,032.8	25.5	(2.0)	1,056.3

Total available-for-sale securities	19,047.3	338.3	(83.5)	19,302.1

Total corporate investments and funds held for clients	$27,737.2	$338.3	$(83.5)	$27,992.0

(A) Included within available-for-sale securities are corporate investments with fair values of $77.2 million and funds held for clients with fair values of $19,224.9 million. All available-for-sale securities were included in Level 2.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2013. The Company did not transfer any assets between Level 1 and Level 2 during the three and nine months ended March 31, 2014, or the year ended June 30, 2013. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 3.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2014, are as follows:

	March 31, 2014
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(33.3)	$2,193.2	$(2.0)	$56.8	$(35.3)	$2,250.0
U.S. Treasury and direct obligations of U.S. government agencies	(20.7)	1,357.3	(5.5)	218.0	(26.2)	1,575.3
Asset-backed securities	(12.0)	1,031.1	(1.1)	28.4	(13.1)	1,059.5
Canadian government obligations and Canadian government agency obligations	(1.5)	245.7	—	—	(1.5)	245.7
Canadian provincial bonds	(3.3)	197.6	(0.7)	14.4	(4.0)	212.0
Municipal bonds	(1.0)	95.0	(0.4)	11.2	(1.4)	106.2
Other securities	(1.9)	131.9	(0.1)	1.7	(2.0)	133.6
	$(73.7)	$5,251.8	$(9.8)	$330.5	$(83.5)	$5,582.3

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

At March 31, 2014, Corporate bonds included investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2014 to June 2023. At March 31, 2014, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,438.1 million and $1,219.7 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and has maturities ranging from April 2014 through November 2023.

At March 31, 2014, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $1,142.6 million, $320.9 million, and $140.3 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2014.

At March 31, 2014, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $468.1 million, AAA and AA rated sovereign bonds of $429.1 million, AA rated mortgage-backed securities of $98.2 million that are guaranteed by Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac") and AAA rated commercial mortgage-backed securities of $54.2 million. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae or Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2014	2013
Corporate investments:
Cash and cash equivalents	$1,671.0	$1,699.1
Short-term marketable securities	22.9	28.0
Long-term marketable securities	54.3	314.0
Total corporate investments	$1,748.2	$2,041.1

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2014	2013
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$7,018.9	$3,732.1
Restricted short-term marketable securities held to satisfy client funds obligations	2,662.6	1,407.7
Restricted long-term marketable securities held to satisfy client funds obligations	16,562.3	17,089.0
Total funds held for clients	$26,243.8	$22,228.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $25,992.3 million and $21,956.3 million as of March 31, 2014 and June 30, 2013, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 83% of the available-for-sale securities held a AAA or AA rating at March 31, 2014, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at March 31, 2014.

Expected maturities of available-for-sale securities at March 31, 2014 are as follows:

One year or less	$2,685.5
One year to two years	4,735.4
Two years to three years	3,512.5
Three years to four years	3,056.2
After four years	5,312.5

Total available-for-sale securities	$19,302.1

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

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	March 31, 2014		June 30, 2013
	Current	Long-term	Current	Long-term
Trade receivables	$1,802.6	$—	$1,561.1	$—
Notes receivable	93.2	163.0	91.0	154.7
Less:
Allowance for doubtful accounts - trade receivables	(49.9)	—	(44.9)	—
Allowance for doubtful accounts - notes receivable	(4.7)	(8.1)	(5.3)	(9.0)
Unearned income - notes receivable	(6.0)	(6.0)	(6.6)	(7.0)
	$1,835.2	$148.9	$1,595.3	$138.7

The Company determines the allowance for doubtful accounts related to notes receivable based upon a specific reserve for known collection issues, as well as a non-specific reserve based upon aging, both of which are based upon history of such losses and current economic conditions. As of March 31, 2014, there are no notes receivable that are specifically reserved; the entire notes receivable reserve balance is comprised of non-specific reserves. As of June 30, 2013, the notes receivable balances with specific and non-specific reserves and the specific and non-specific reserves associated with those balances are as follows:

	June 30, 2013
	Notes Receivable		Reserve
	Current	Long-term	Current	Long-term
Specifically reserved	$0.3	$0.5	$0.3	$0.5
Non-specifically reserved	90.7	154.2	5.0	8.5
	$91.0	$154.7	$5.3	$9.0

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2013	$5.3	$9.0
Net provision	(0.2)	(0.4)
Recoveries and other	0.1	0.1
Chargeoffs	(0.5)	(0.6)
Balance at March 31, 2014	$4.7	$8.1

The allowance for doubtful accounts as a percentage of notes receivable was approximately 5% as of March 31, 2014 and 6% as of June 30, 2013.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs.  In addition, the Company evaluates economic conditions in the auto industry and specific dealership matters, such as bankruptcy.  As events related to a specific client dictate, the credit quality of a client is reevaluated. Approximately 99% and 100% of notes receivable were current at March 31, 2014 and June 30, 2013, respectively.

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the nine months ended March 31, 2014 are as follows:

	Employer Services	PEO Services	Dealer Services	Total
Balance at June 30, 2013 (A)	$1,865.4	$4.8	$1,169.0	$3,039.2
Additions and other adjustments, net	0.2	—	22.7	22.9
Currency translation adjustments	13.2	—	26.7	39.9
Balance at March 31, 2014 (A)	$1,878.8	$4.8	$1,218.4	$3,102.0

(A) The goodwill balance at June 30, 2013 and March 31, 2014 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2014	2013

Intangible assets:
Software and software licenses	$1,592.7	$1,511.1
Customer contracts and lists	867.4	848.9
Other intangibles	242.2	241.7
	2,702.3	2,601.7
Less accumulated amortization:
Software and software licenses	(1,294.6)	(1,239.5)
Customer contracts and lists	(577.3)	(534.3)
Other intangibles	(194.2)	(184.7)
	(2,066.1)	(1,958.5)
Intangible assets, net	$636.2	$643.2

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 7 years (4 years for software and software licenses, 9 years for customer contracts and lists, and 7 years for other intangibles).  Amortization of intangible assets was $42.3 million and $42.2 million for the three months ended March 31, 2014 and 2013, respectively, and $127.0 million and $125.6 million for the nine months ended March 31, 2014 and 2013, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2014	$43.5
Twelve months ending June 30, 2015	$155.0
Twelve months ending June 30, 2016	$121.3
Twelve months ending June 30, 2017	$86.7
Twelve months ending June 30, 2018	$53.1
Twelve months ending June 30, 2019	$40.6

Note 10. Short-term Financing

The Company has a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014.  In addition, the Company has a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2014 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.25 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At March 31, 2014 and June 30, 2013, the Company had no commercial paper outstanding.  For the three months ended March 31, 2014 and 2013, the Company's average borrowings were $0.7 billion and $0.6 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. For the nine months ended March 31, 2014 and 2013, the Company's average borrowings were $2.4 billion and $2.5 billion, respectively, at weighted average interest rates of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper issued during the three and nine months ended March 31, 2014 approximated one and two days, respectively.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days.  At March 31, 2014, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2013, the Company had $245.9 million of obligations outstanding related to reverse repurchase agreements, which were repaid on July 2, 2013. For the three months ended March 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $162.1 million and $127.3 million, respectively, at weighted average interest rates of 0.9% and 1.0%, respectively. For the nine months ended March 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $366.0 million and $361.2 million, respectively, at weighted average interest rates of 0.6% and 0.7%, respectively. In addition, the Company has $3.0 billion available on a committed basis under the U.S. reverse repurchase agreements.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 0.5 million shares in the three months ended March 31, 2014 as compared to 1.5 million shares repurchased in the three months ended March 31, 2013 and the Company repurchased 6.2 million shares in the nine months ended March 31, 2014 as compared to 6.9 million shares repurchased in the nine months ended March 31, 2013. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three and nine months ended March 31, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating expenses	$6.5	$4.8	$18.6	$14.5
Selling, general and administrative expenses	24.0	18.8	69.4	51.2
System development and programming costs	5.0	4.0	13.9	12.4
Total pretax stock-based compensation expense	$35.5	$27.6	$101.9	$78.1

Income tax benefit	$13.0	$9.8	$36.6	$27.9

As of March 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $20.6 million, $29.7 million, and $120.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years, 1.3 years, and 1.5 years, respectively.

During the nine months ended March 31, 2014, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2013	11,110	$44
Options granted	1,489	$79
Options exercised	(3,307)	$41
Options canceled	(105)	$47
Options outstanding at March 31, 2014	9,187	$51

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2013	1,313	280
Restricted shares/units granted	1,286	308
Restricted shares/units vested	(159)	—
Restricted shares/units forfeited	(66)	(15)
Restricted shares/units outstanding at March 31, 2014	2,374	573

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2013	521	38
Restricted shares/units granted	844	58
Restricted shares/units vested	(264)	(22)
Restricted shares/units forfeited	(42)	(4)
Restricted shares/units outstanding at March 31, 2014	1,059	70

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Nine Months Ended
	March 31,
	2014	2013
Risk-free interest rate	1.5% - 1.7%	0.8% - 1.0%
Dividend yield	2.3%-2.4%	2.7% - 2.9%
Weighted average volatility factor	23.8%	23.5% - 24.4%
Weighted average expected life (in years)	5.4	5.3 - 5.4
Weighted average fair value (in dollars)	$13.53	$8.63

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost – benefits earned during the period	$16.6	$16.8	$49.8	$50.4
Interest cost on projected benefits	15.6	13.8	46.9	41.3
Expected return on plan assets	(29.8)	(27.4)	(89.5)	(82.2)
Net amortization and deferral	5.0	7.7	15.0	23.2
Net pension expense	$7.4	$10.9	$22.2	$32.7

During the nine months ended March 31, 2014, the Company contributed $82.3 million to the pension plans and expects to contribute an additional $2.2 million to the pension plans during the remainder of the fiscal year ended June 30, 2014.

Note 12. Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was 33.7% and 33.4%, respectively. The increase in the effective tax rate is due to an increase in foreign taxes and reduced foreign tax credits available during the three months ended March 31, 2014 and the resolution of certain tax matters during the three months ended March 31, 2013, partially offset by the reversal of a valuation allowance during the three months ended March 31, 2014.

The effective tax rate for the nine months ended March 31, 2014 and 2013 was 33.5% and 33.9%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters and the reversal of a valuation allowance, partially offset by an increase in foreign taxes and reduced foreign tax credits available during the nine months ended March 31, 2014.

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

Note 14. Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at March 31, 2014 or June 30, 2013.

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2014
	Currency Translation Adjustment		Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income

Balance at December 31, 2013	$76.1		$138.0		$(203.4)		$10.7
Other comprehensive (loss)/income before reclassification adjustments	(3.2)		43.8		—		40.6
Tax effect	—		(15.1)		—		(15.1)
Reclassification adjustments to net earnings	1.5	(A)	(1.5)	(B)	5.1	(C)	5.1
Tax effect	—		0.5		(0.8)		(0.3)
Balance at March 31, 2014	$74.4		$165.7		$(199.1)		$41.0

	Nine Months Ended
	March 31, 2014
	Currency Translation Adjustment		Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income

Balance at June 30, 2013	$39.6		$186.7		$(210.9)		$15.4
Other comprehensive income/(loss) before reclassification adjustments	33.3		(16.0)		—		17.3
Tax effect	—		5.4		—		5.4
Reclassification adjustments to net earnings	1.5	(A)	(16.5)	(B)	15.4	(C)	0.4
Tax effect	—		6.1		(3.6)		2.5
Balance at March 31, 2014	$74.4		$165.7		$(199.1)		$41.0

(A) Reclassification adjustments out of AOCI are included within Net Earnings From Discontinued Operations, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(C) Reclassification adjustments out of AOCI are included in net pension expense (see Note 11).

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Employer Services	$2,350.9	$2,223.2	$6,396.1	$5,950.4
PEO Services	650.8	565.5	1,686.9	1,483.1
Dealer Services	494.9	463.3	1,452.0	1,355.9
Other	(0.1)	0.2	(0.1)	1.5
Reconciling item:
Client fund interest	(176.5)	(142.9)	(402.2)	(306.1)
	$3,320.0	$3,109.3	$9,132.7	$8,484.8

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Employer Services	$840.5	$780.2	$1,956.0	$1,747.3
PEO Services	60.5	54.6	171.9	150.9
Dealer Services	113.5	98.0	315.0	280.1
Other	(68.2)	(66.6)	(215.5)	(157.1)
Reconciling item:
Client fund interest	(176.5)	(142.9)	(402.2)	(306.1)
	$769.8	$723.3	$1,825.2	$1,715.1

During the three months ended March 31, 2014 and 2013, Dealer Services earned 14% and 12%, respectively, of its segment revenues from one client and earned 13% and 12%, respectively, of its segment revenues from one client during the nine months ended March 31, 2014 and 2013. The Company did not have any customers that individually accounted for more than 10% of the Company's consolidated revenue from continuing operations.

Note 17. Subsequent Events

On April 10, 2014, the Company announced that the Board of Directors approved a plan to spin-off the Company's Dealer Services business into an independent publicly traded company through a tax-free spin-off of 100% of the Dealer Services business to ADP shareholders. The spin-off, which is subject to required regulatory approvals and reviews, is expected to be completed in October 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This report and other written or oral statements made from time to time by Automatic Data Processing, Inc. (“ADP”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management's expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of services and products; changes in laws regulating payroll taxes, professional employer organizations and employee benefits; overall market and economic conditions, including interest rate and foreign currency trends; competitive conditions; auto sales and related industry changes; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. In addition, the proposed spin-off of the Dealer Services business is subject to inherent risks and uncertainties, including: risks that the spin-off will not be consummated; increased demands on our management team to accomplish the spin-off; significant transaction costs and risks from changes in results of operations of our reportable segments. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under "Item 1A. Risk Factors," should be considered in evaluating any forward-looking statements contained herein.

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
Our results during the nine months ended March 31, 2014 continue to reflect the strength of our underlying business model, including the diversity of our client base and products. We are pleased with the performance of our business segments, which have continued to drive good revenue growth and pretax margin expansion. Revenue retention improved and we continue to benefit from the strength of our pays per control metric, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. We continue to be impacted by the decline in high-margin client interest revenues as a result of lower interest rates, partially offset by an increase in our average client funds balance. We continue to believe that the impact to fiscal 2013 client funds revenue was the bottom in terms of the year-over-year decline. Our financial condition and balance sheet remain solid at March 31, 2014, with cash and cash equivalents and marketable securities of $1.7 billion.
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
Lastly, on April 10, 2014, we announced that our Board of Directors approved a plan to separate our Dealer Services business into an independent publicly traded company through a tax-free spin-off of 100% of Dealer Services to ADP shareholders. We expect to receive at least $700 million in conjunction with the spin-off. Following the spin-off, we intend to increase the dividend annually, subject to Board of Director approval, keeping intact our 39-year track record of dividend increases. We expect to grow the dividend at a slower rate than earnings to allow us to return to our pre-separation target dividend payout ratio of 55% to 60% in about two years. The spin-off is subject to required regulatory approvals and reviews. We believe that the separation of the Dealer Services business will allow both companies to focus on their respective businesses, industries, and strategic opportunities. We expect to complete the separation in October 2014.

Analysis of Consolidated Operations

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Total revenues	$3,320.0	$3,109.3	$210.7	7%	$9,132.7	$8,484.8	$647.9	8%

Costs of revenues:
Operating expenses	1,640.5	1,515.5	125.0	8%	4,655.5	4,279.3	376.2	9%
Systems development and programming costs	180.5	164.1	16.4	10%	531.7	480.3	51.4	11%
Depreciation and amortization	63.4	63.6	(0.2)	—%	188.7	189.0	(0.3)	—%
Total costs of revenues	1,884.4	1,743.2	141.2	8%	5,375.9	4,948.6	427.3	9%

Selling, general and administrative costs	673.2	653.6	19.6	3%	1,986.0	1,888.0	98.0	5%
Interest expense	0.9	1.2	(0.3)	(25)%	4.7	7.3	(2.6)	(36)%
Total expenses	2,558.5	2,398.0	160.5	7%	7,366.6	6,843.9	522.7	8%

Other income, net	(8.3)	(12.0)	(3.7)	(31)%	(59.1)	(74.2)	(15.1)	(20)%

Earnings from continuing operations before income taxes	$769.8	$723.3	$46.5	6%	$1,825.2	$1,715.1	$110.1	6%
Margin	23.2%	23.3%			20.0%	20.2%

Provision for income taxes	$259.4	$241.7	$17.7	7%	$611.4	$581.0	$30.4	5%
Effective tax rate	33.7%	33.4%			33.5%	33.9%

Net earnings from continuing operations	$510.4	$481.6	$28.8	6%	$1,213.8	$1,134.1	$79.7	7%

Diluted earnings per share from continuing operations	$1.06	$0.99	$0.07	7%	$2.51	$2.33	$0.18	8%

Total Revenues

Total revenues increased $210.7 million, or 7%, to $3,320.0 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to an increase in revenues in Employer Services of 6%, or $127.7 million, to $2,350.9 million, an increase in revenues in Professional Employer Organization ("PEO") Services of 15%, or $85.3 million, to $650.8 million, and an increase in revenues in Dealer Services of 7%, or $31.6 million, to $494.9 million.

Total revenues for the three months ended March 31, 2014 include interest on funds held for clients of $100.1 million, as compared to $112.0 million for the three months ended March 31, 2013.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 1.6% for the three months ended March 31, 2014, as compared to 1.9% for the three months ended March 31, 2013, partially offset by an increase in our average client funds balance of 9%, to $25.2 billion, for the three months ended March 31, 2014.

Total revenues increased $647.9 million, or 8%, to $9,132.7 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, due to an increase in revenues in Employer Services of 7%, or $445.7 million, to $6,396.1 million, an increase in revenues in PEO Services of 14% or $203.8 million, to $1,686.9 million, and an increase in revenues in Dealer Services of 7%, or $96.1 million, to $1,452.0 million. Total revenues would have increased approximately 7% without the impact of recently completed acquisitions.

Total revenues for the nine months ended March 31, 2014 include interest on funds held for clients of $278.6 million, as compared to $320.4 million for the nine months ended March 31, 2013.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 1.8% for the nine months ended March 31, 2014, as compared to 2.3% for the nine months ended March 31, 2013, partially offset by an increase in our average client funds balance of 9%, to $20.4 billion, for the nine months ended March 31, 2014.

Total Expenses

Our total expenses increased $160.5 million, or 7%, to $2,558.5 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The increase in our total expenses was due to an increase in operating expenses of $125.0 million, an increase in selling, general and administrative expenses of $19.6 million, and an increase in systems development and programming costs of $16.4 million. Total expenses would have increased approximately 6% without the impact of recently completed acquisitions.

Our total expenses increased $522.7 million, or 8%, to $7,366.6 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  The increase in our total expenses was due to an increase in operating expenses of $376.2 million, an increase in selling, general and administrative expenses of $98.0 million, and an increase in systems development and programming costs of $51.4 million. Total expenses would have increased approximately 7% without the impact of recently completed acquisitions.

Our total costs of revenues increased $141.2 million, or 8%, to $1,884.4 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to an increase in operating expenses of $125.0 million and an increase in systems development and programming costs of $16.4 million.

Our total costs of revenues increased $427.3 million, or 9%, to $5,375.9 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, due to an increase in operating expenses of $376.2 million and an increase in systems development and programming costs of $51.4 million.

Operating expenses increased $125.0 million, or 8%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to the increase in revenues described above, including the increase in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $508.5 million for the three months ended March 31, 2014, which included costs for benefits coverage of $357.0 million and costs for workers’ compensation and payment of state unemployment taxes of $151.5 million.  These pass-through costs were $442.3 million for the three months ended March 31, 2013, which included costs for benefits coverage of $302.4 million and costs for workers’ compensation and payment of state unemployment taxes of $139.9 million.  The increase in operating expenses is also due to higher labor-related expenses in Employer Services of $12.1 million.

Operating expenses increased $376.2 million, or 9%, for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, due to the increase in revenues described above, including the increase in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $1,296.1 million for the nine months ended March 31, 2014, which included costs for benefits coverage of $1,016.7 million and costs for workers’ compensation and payment of state unemployment taxes of $279.3 million.  These pass-through costs were $1,143.9 million for the nine months ended March 31, 2013, which included costs for benefits coverage of $886.6 million and costs for workers’ compensation and payment of state unemployment taxes of $257.3 million.  The increase in operating expenses is also due to higher labor-related expenses in Employer Services of $58.4 million.

Systems development and programming costs increased $16.4 million, or 10%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to increased costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Systems development and programming costs increased $51.4 million, or 11%, for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, due to increased costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $19.6 million, or 3%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The increase was related to an increase in selling expenses of $27.5 million resulting from investments in our salesforce, partially offset by a decrease in severance expenses and the impact of non-recurring items.

Selling, general and administrative expenses increased $98.0 million, or 5%, for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  The increase was related to an increase in selling expenses of $66.4 million resulting from investments in our salesforce and an increase in stock-based compensation expense of $18.2 million.

Other Income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2014	2013	$ Change	2014	2013	$ Change
Interest income on corporate funds	$(6.7)	$(6.0)	$0.7	$(42.4)	$(51.3)	$(8.9)
Realized gains on available-for-sale securities	(2.2)	(6.7)	(4.5)	(19.7)	(21.3)	(1.6)
Realized losses on available-for-sale securities	0.7	0.7	—	3.2	1.5	(1.7)
Gains on sales of buildings	—	—	—	—	(2.2)	(2.2)
Other, net	(0.1)	—	0.1	(0.2)	(0.9)	(0.7)
Other income, net	$(8.3)	$(12.0)	$(3.7)	$(59.1)	$(74.2)	$(15.1)

Other income, net, decreased $3.7 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The decrease was mainly due to a decrease in realized gains on available-for-sale securities of $4.5 million.

Other income, net, decreased $15.1 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  The decrease was due to a decrease in interest income on corporate funds of $8.9 million in the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  The decrease in interest income on corporate funds resulted from lower average interest rates from 1.6% for the nine months ended March 31, 2013 to 1.4% for the nine months ended March 31, 2014 and lower average daily corporate funds, which decreased from $4.2 billion for the nine months ended March 31, 2013 to $4.1 billion for the nine months ended March 31, 2014. In addition, we recognized gains of $2.2 million pertaining to the sale of two buildings during the nine months ended March 31, 2013.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $46.5 million, or 6%, to $769.8 million for the three months ended March 31, 2014. Overall margin decreased from 23.3% to 23.2%, despite margin improvement in our business segments. This decrease included a 60 basis point decrease related to the continued decline in interest on funds held for clients, discussed above, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Earnings from continuing operations before income taxes increased $110.1 million, or 6%, to $1,825.2 million for the nine months ended March 31, 2014. Overall margin decreased from 20.2% to 20.0%, despite margin improvement in our business segments. This decrease included a 70 basis point decrease related to the continued decline in interest on funds held for clients, discussed above, for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was 33.7% and 33.4%, respectively. The increase in the effective tax rate is due to an increase in foreign taxes and reduced foreign tax credits available during the three months ended March 31, 2014 and the resolution of certain tax matters during the three months ended March 31, 2013, partially offset by the reversal of a valuation allowance during the three months ended March 31, 2014.

The effective tax rate for the nine months ended March 31, 2014 and 2013 was 33.5% and 33.9%, respectively. The decrease in the effective tax rate is due to the resolution of certain tax matters and the reversal of a valuation allowance, partially offset by an increase in foreign taxes and reduced foreign tax credits available during the nine months ended March 31, 2014.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $28.8 million, or 6%, to $510.4 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Diluted earnings per share from continuing operations increased 7% to $1.06 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Net earnings from continuing operations increased $79.7 million, or 7%, to $1,213.8 million for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013. Diluted earnings per share from continuing operations increased 8% to $2.51 for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.

For the three and nine months ended March 31, 2014, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 6.2 million shares during the nine months ended March 31, 2014 and the repurchase of 10.4 million shares in the fiscal year ended June 30, 2013.

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

	Revenues from Continuing Operations
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Employer Services	$2,350.9	$2,223.2	$127.7	6%	$6,396.1	$5,950.4	$445.7	7%
PEO Services	650.8	565.5	85.3	15%	1,686.9	1,483.1	203.8	14%
Dealer Services	494.9	463.3	31.6	7%	1,452.0	1,355.9	96.1	7%
Other	(0.1)	0.2	(0.3)		(0.1)	1.5	(1.6)
Reconciling item:
Client fund interest	(176.5)	(142.9)	(33.6)		(402.2)	(306.1)	(96.1)
	$3,320.0	$3,109.3	$210.7	7%	$9,132.7	$8,484.8	$647.9	8%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Employer Services	$840.5	$780.2	$60.3	8%	$1,956.0	$1,747.3	$208.7	12%
PEO Services	60.5	54.6	5.9	11%	171.9	150.9	21.0	14%
Dealer Services	113.5	98.0	15.5	16%	315.0	280.1	34.9	12%
Other	(68.2)	(66.6)	(1.6)		(215.5)	(157.1)	(58.4)
Reconciling item:
Client fund interest	(176.5)	(142.9)	(33.6)		(402.2)	(306.1)	(96.1)
	$769.8	$723.3	$46.5	6%	$1,825.2	$1,715.1	$110.1	6%

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

Employer Services

Revenues

Employer Services' revenues increased $127.7 million, or 6%, to $2,350.9 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Revenues increased due to new business started during the year from new business bookings, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for the three months ended March 31, 2014 increased 80 basis points as compared to our rate for the three months ended March 31, 2013 and our pays per control increased 2.8% for the three months ended March 31, 2014.

Employer Services' revenues increased $445.7 million, or 7%, to $6,396.1 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  Revenues increased due to new business started during the year from new business bookings, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for the nine months ended March 31, 2014 increased 10 basis points as compared to our rate for the nine months ended March 31, 2013 and our pays per control increased 2.8% for the nine months ended March 31, 2014.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $60.3 million, or 8%, to $840.5 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The increase was due to increased revenues of $127.7 million discussed above, which was partially offset by an increase in expenses of $67.4 million.  The increase in expenses is related to increased revenues and increased labor-related costs over the same period prior year levels coupled with the effects of acquisitions. Overall margin increased from 35.1% to 35.8% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to increased operating efficiencies.

Employer Services’ earnings from continuing operations before income taxes increased $208.7 million, or 12%, to $1,956.0 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  The increase was due to increased revenues of $445.7 million discussed above, which was partially offset by an increase in expenses of $237.0 million.  The increase in expenses is related to increased revenues and increased labor-related costs over the same period prior year levels coupled with the effects of acquisitions. Overall margin increased from 29.4% to 30.6% for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, due to increased operating efficiencies.

PEO Services

Revenues

PEO Services' revenues increased $85.3 million, or 15%, to $650.8 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  Such revenues include pass-through costs of $508.5 million for the three months ended March 31, 2014 and $442.3 million for the three months ended March 31, 2013 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to an 18% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

PEO Services' revenues increased $203.8 million, or 14%, to $1,686.9 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  Such revenues include pass-through costs of $1,296.1 million for the nine months ended March 31, 2014 and $1,143.9 million for the nine months ended March 31, 2013 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 14% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $5.9 million, or 11%, to $60.5 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin decreased from 9.7% to 9.3% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, due to higher selling expense related to stronger new business bookings.

PEO Services’ earnings from continuing operations before income taxes increased $21.0 million, or 14%, to $171.9 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin was flat at 10.2% for the nine months ended March 31, 2014 due to lower direct product costs and operational efficiency, offset by higher selling expense related to stronger new business bookings.

Dealer Services

Revenues

Dealer Services' revenues increased $31.6 million, or 7%, to $494.9 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  This increase was driven by new business installed and digital advertising revenues.

Dealer Services' revenues increased $96.1 million, or 7%, to $1,452.0 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013.  This increase was driven by new business installed, improved client retention, and digital advertising revenues.

Earnings from Continuing Operations before Income Taxes

Dealer Services' earnings from continuing operations before income taxes increased $15.5 million, or 16%, to $113.5 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase was due to increased revenues of $31.6 million discussed above, which was partially offset by an increase in expenses of $16.1 million. The increase in expenses is related to implementing and servicing new clients and products. Overall margin increased from 21.2% to 22.9% for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, benefiting from non-recurring items.

Dealer Services' earnings from continuing operations before income taxes increased $34.9 million, or 12%, to $315.0 million for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013. The increase was due to increased revenues of $96.1 million discussed above, which was partially offset by an increase in expenses of $61.2 million. The increase in expenses is related to implementing and servicing new clients and products.  Overall margin increased from 20.7% to 21.7% for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013, due to increased operating efficiencies and the benefits of non-recurring items.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the nine months ended March 31, 2014, ADP Indemnity paid a premium of $142.4 million to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2014 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees. In addition, during the nine months ended March 31, 2013, ADP Indemnity paid a premium of $141.4 million to enter into a reinsurance agreement for the fiscal 2013 policy year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, cash and marketable securities were $1,748.2 million, stockholders' equity was $6,616.1 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients and client funds obligations at March 31, 2014 was $1,702.9 million, as compared to $1,209.2 million at June 30, 2013. The increase in working capital resulted from a decrease in obligations under reverse repurchase agreements and an increase in other current assets and accounts receivable, net, partially offset by a decrease in cash and cash equivalents.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand.  We also have the ability to borrow through our financing arrangements under our U.S. commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.  We generated positive cash flows from operations during the nine months ended March 31, 2014 and we held approximately $1.7 billion of cash and marketable securities at March 31, 2014. Of the cash and cash equivalents and marketable securities held at March 31, 2014, $0.7 billion was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits.  Our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2014 and 2013, are summarized as follows:

	Nine Months Ended
	March 31,
	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$1,216.9	$1,001.7	$215.2
Investing activities	(4,178.5)	(8,919.4)	4,740.9
Financing activities	2,935.8	8,013.7	(5,077.9)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	3.6	(5.9)
Net change in cash and cash equivalents	$(28.1)	$99.6	$(127.7)

Net cash flows provided by operating activities were $1,216.9 million for the nine months ended March 31, 2014, as compared to $1,001.7 million for the nine months ended March 31, 2013.  Operating cash flows for the nine months ended March 31, 2014 and March 31, 2013 included cash payments for reinsurance agreements of $142.4 million and $141.4 million, respectively, and included cash contributions to our pension plans of $82.3 million and $132.5 million, respectively. Additionally, the increase in net cash flows provided by operating activities was due to a favorable change in the net components of operating assets and liabilities as compared to the nine months ended March 31, 2013.  For the nine months ended March 31, 2014, Other operating activities include a $44.9 million use of funds and financing activities include a $44.9 million source of funds for excess tax benefits related to stock-based compensation.

Net cash flows used in investing activities were $4,178.5 million for the nine months ended March 31, 2014, as compared to $8,919.4 million for the nine months ended March 31, 2013. The net change in cash used in investing activities is primarily due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $4,605.5 million.

Net cash flows provided by financing activities were $2,935.8 million for the nine months ended March 31, 2014 as compared to $8,013.7 million for the nine months ended March 31, 2013.  The net change in cash provided by financing activities is due to the net change in client funds obligations of $4,734.2 million as a result of the timing of cash received, partially offset by the timing of our borrowings under the reverse repurchase agreements.

We purchased approximately 6.2 million shares of our common stock at an average price per share of $73.42 during the nine months ended March 31, 2014 compared to purchases of 6.9 million shares at an average price per share of $58.05 during the nine months ended March 31, 2013.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.25 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For the three months ended March 31, 2014 and 2013, our average borrowings were $0.7 billion and $0.6 billion, respectively, at weighted average interest rate of 0.1% and 0.2%, respectively. For the nine months ended March 31, 2014 and 2013, our average borrowings were $2.4 billion and $2.5 billion, respectively, at weighted average interest rate of 0.1% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2014 approximated one and two days, respectively. We have successfully borrowed through the use of our commercial paper program on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2014 and June 30, 2013, we had no commercial paper outstanding.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2014, we had no outstanding obligations related to reverse repurchase agreements. At June 30, 2013, the Company had $245.9 million of obligations outstanding related to reverse repurchase agreements, which were repaid on July 2, 2013. For the three months ended March 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $162.1 million and $127.3 million, respectively, at weighted average interest rates of 0.9% and 1.0%, respectively. For the nine months ended March 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $366.0 million and $361.2 million, respectively, at weighted average interest rates of 0.6% and 0.7%, respectively. In addition, we believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.0 billion available to us under the committed reverse repurchase agreements.

We have a $2.0 billion, 364-day credit agreement with a group of lenders that matures in June 2014. In addition, we have a four-year $3.25 billion credit facility maturing in June 2015 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. We also have an existing $2.0 billion five-year credit facility that matures in June 2018 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the federal funds effective rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through March 31, 2014 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $7.25 billion available to us under the revolving credit agreements.

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

Capital expenditures for continuing operations for the nine months ended March 31, 2014 were $164.0 million, as compared to $121.0 million for the nine months ended March 31, 2013. Capital expenditures for the fiscal year ending June 30, 2014 are expected to be between $190 million and $210 million as compared to $174.8 million in the fiscal year ended June 30, 2013.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At March 31, 2014, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Average investment balances at cost:
Corporate investments	$2,280.8	$2,207.7	$4,065.0	$4,172.7
Funds held for clients	25,246.9	23,179.5	20,368.6	18,740.6
Total	$27,527.7	$25,387.2	$24,433.6	$22,913.3

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.2%	1.1%	1.4%	1.6%
Funds held for clients	1.6%	1.9%	1.8%	2.3%
Total	1.6%	1.9%	1.8%	2.2%

Realized gains on available-for-sale securities	$2.2	$6.7	$19.7	$21.3
Realized losses on available-for-sale securities	(0.7)	(0.7)	(3.2)	(1.5)
Net realized gains on available-for-sale securities	$1.5	$6.0	$16.5	$19.8

	March 31, 2014	June 30, 2013
Net unrealized pre-tax gains on available-for-sale securities	$254.8	$287.4

Total available-for-sale securities at fair value	$19,302.1	$18,838.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased from 1.9% for the three months ended March 31, 2013 to 1.6% for the three months ended March 31, 2014 and from 2.2% for the nine months ended March 31, 2013 to 1.8% for the nine months ended March 31, 2014.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $10 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending March 31, 2015.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending March 31, 2015.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 83% of our available-for-sale securities held a AAA or AA rating at March 31, 2014.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at March 31, 2014 or June 30, 2013.

During the three months ended March 31, 2014 and 2013, Dealer Services earned 14% and 12%, respectively, of its segment revenues from one client and earned 12% of its segment revenues from one client during the nine months ended March 31, 2014 and 2013. We did not have any customers that individually accounted for more than 10% of our consolidated revenue from continuing operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective adoption is permitted. The adoption of ASU 2013-11 will not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2013 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The risk factors described below should be read in conjunction with those risk factors.

Our proposed spin-off of our Dealer Services business is subject to inherent risks

The proposed spin-off of our Dealer Services business is subject to inherent risks and uncertainties including, among others: risks that the spin-off will not be consummated; increased demands on our management team to accomplish the spin-off; significant transaction costs and risks from changes in the results of operations of our reportable segments.

Change in our credit ratings could adversely impact our operations and lower our profitability

Change in our credit ratings could adversely impact our operations and lower our profitability. The major credit rating agencies periodically evaluate our creditworthiness and have given us very strong long-term debt and the highest commercial paper ratings. Failure to maintain high credit ratings on long-term and short-term debt could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing required by our Employer Services business, and ultimately reduce our client interest revenue.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2014	347,236	$78.58	342,334	18,552,860

February 1 to 28, 2014	242,718	$74.31	201,200	18,351,660

March 1 to March 31, 2014	105,285	$78.26	—	18,351,660
Total	695,239		543,534

(1)  During the three months ended March 31, 2014, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 151,705 shares at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 1, 2014	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)