Form 10-Q
period 2014-09-30
AUTOMATIC DATA PROCESSING INC
filed 2014-10-30
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2014 was 482,056,801.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,892.0	$1,770.9
Interest on funds held for clients	90.3	89.2
PEO revenues (A)	591.5	501.9
TOTAL REVENUES	2,573.8	2,362.0

EXPENSES:
Costs of revenues:
Operating expenses	1,363.3	1,259.5
Systems development and programming costs	146.7	132.5
Depreciation and amortization	51.9	48.8
TOTAL COSTS OF REVENUES	1,561.9	1,440.8

Selling, general, and administrative expenses	578.0	537.7
Interest expense	1.9	1.9
TOTAL EXPENSES	2,141.8	1,980.4

Other income, net	(20.5)	(22.0)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	452.5	403.6

Provision for income taxes	154.5	138.7
NET EARNINGS FROM CONTINUING OPERATIONS	$298.0	$264.9

EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	65.6	93.7
Provision for income taxes	68.4	30.0
NET (LOSS)/EARNINGS FROM DISCONTINUED OPERATIONS	$(2.8)	$63.7

NET EARNINGS	$295.2	$328.6

Basic Earnings Per Share from Continuing Operations	$0.62	$0.55
Basic Earnings Per Share from Discontinued Operations	(0.01)	0.13
BASIC EARNINGS PER SHARE	$0.62	$0.68

Diluted Earnings Per Share from Continuing Operations	$0.62	$0.55
Diluted Earnings Per Share from Discontinued Operations	(0.01)	0.13
DILUTED EARNINGS PER SHARE	$0.61	$0.68

Basic weighted average shares outstanding	478.4	480.1
Diluted weighted average shares outstanding	481.7	484.3

Dividends declared per common share	$0.480	$0.435
(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $5,736.2 million and $4,947.2 million for the three months ended September 30, 2014 and 2013, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net earnings	$295.2	$328.6

Other comprehensive income:
Currency translation adjustments	(108.9)	43.3

Unrealized net (losses)/gains on available-for-sale securities	(94.1)	14.8
Tax effect	34.0	(5.0)
Reclassification of net gains on available-for-sale securities to net earnings	(0.8)	(3.5)
Tax effect	0.3	1.3

Reclassification of pension liability adjustment to net earnings	8.2	5.1
Tax effect	(2.8)	(0.9)

Other comprehensive (loss)/income, net of tax	(164.1)	55.1
Comprehensive income	$131.1	$383.7

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents (A)	$2,175.7	$1,585.9
Short-term marketable securities (A)	2,261.6	2,032.2
Accounts receivable, net	1,390.3	1,503.7
Other current assets	827.1	690.7
Assets of discontinued operations	—	2,409.7
Total current assets before funds held for clients	6,654.7	8,222.2
Funds held for clients	19,138.7	19,258.0
Total current assets	25,793.4	27,480.2
Long-term marketable securities	46.6	54.1
Long-term receivables, net	32.7	155.4
Property, plant and equipment, net	650.7	667.7
Other assets	1,326.7	1,316.4
Goodwill	1,857.6	1,887.2
Intangible assets, net	500.4	498.8
Total assets	$30,208.1	$32,059.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$146.9	$152.5
Accrued expenses and other current liabilities	1,127.4	1,187.6
Accrued payroll and payroll-related expenses	436.1	607.9
Dividends payable	228.6	226.9
Short-term deferred revenues	232.7	251.7
Obligation under commercial paper borrowing (A)	1,937.0	2,173.0
Income taxes payable	115.3	20.4
Liabilities of discontinued operations	—	581.2
Total current liabilities before client funds obligations	4,224.0	5,201.2
Client funds obligations	18,935.3	18,963.4
Total current liabilities	23,159.3	24,164.6
Long-term debt	10.9	11.5
Other liabilities	616.7	619.6
Deferred income taxes	230.2	218.0
Long-term deferred revenues	363.7	375.9
Total liabilities	24,380.8	25,389.6

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at September 30, 2014 and June 30, 2014; outstanding, 481.8 and 480.2 shares at September 30, 2014 and June 30, 2014, respectively	63.9	63.9
Capital in excess of par value	565.4	545.2
Retained earnings	12,990.0	13,632.9
Treasury stock - at cost: 156.9 and 158.5 shares at September 30, 2014 and June 30, 2014, respectively	(7,717.9)	(7,750.0)
Accumulated other comprehensive income	(74.1)	178.2
Total stockholders’ equity	5,827.3	6,670.2
Total liabilities and stockholders’ equity	$30,208.1	$32,059.8
(A) As of September 30, 2014, $1,957.8 million of short-term marketable securities are related to the Company's outstanding commercial paper borrowings (see Note 9). As of June 30, 2014, $2,015.8 million of short-term marketable securities and $183.8 million of cash and cash equivalents are related to the Company's outstanding commercial paper borrowings (see Note 9).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$295.2	$328.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	68.3	64.0
Deferred income taxes	9.2	17.2
Stock-based compensation expense	38.8	23.3
Excess tax benefit related to exercise of stock options and restricted stock	(44.2)	(34.8)
Net pension expense	10.1	7.4
Net realized gain from the sales of marketable securities	(0.8)	(3.5)
Net amortization of premiums and accretion of discounts on available-for-sale securities	25.3	22.8
Other	(6.1)	6.3
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease in accounts receivable	29.9	20.1
Increase in other assets	(224.5)	(283.7)
Decrease in accounts payable	(9.2)	(8.3)
Decrease in accrued expenses and other liabilities	(14.2)	(35.5)
Proceeds from the sale of notes receivable	207.2	—
Operating activities of discontinued operations	(6.8)	(42.6)
Net cash flows provided by operating activities	378.2	81.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(894.2)	(369.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	595.2	571.6
Net decrease in restricted cash and cash equivalents held to satisfy client funds obligations	1.5	2,390.5
Capital expenditures	(36.5)	(34.4)
Additions to intangibles	(44.0)	(30.9)
Acquisitions of businesses, net of cash acquired	(8.1)	—
Proceeds from the sale of property, plant, and equipment and other assets	23.6	—
Dividend received from CDK Global, Inc.	825.0	—
Cash retained by CDK Global, Inc.	(180.0)	—
Investing activities of discontinued operations	(15.4)	(23.6)
Net cash flows provided by investing activities	267.1	2,504.1

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	47.3	(5,295.0)
Payments of debt	(0.6)	(0.6)
Repurchases of common stock	(61.2)	(303.0)
Proceeds from stock purchase plan and exercises of stock options	16.5	54.9
Excess tax benefit related to exercise of stock options and restricted stock	44.2	34.8
Dividends paid	(229.8)	(210.6)
Net proceeds from reverse repurchase agreements	—	98.7
Net (repayments of)/proceeds from commercial paper borrowings	(236.0)	2,477.0
Financing activities of discontinued operations	1.6	6.3
Net cash flows used in financing activities	(418.0)	(3,137.5)

Effect of exchange rate changes on cash and cash equivalents	(35.2)	2.0

Net change in cash and cash equivalents	192.1	(550.1)

Cash and cash equivalents, beginning of period	1,983.6	1,699.1
Cash and cash equivalents, end of period	2,175.7	1,149.0
Less cash and cash equivalents of discontinued operations, end of period	—	309.0
Cash and cash equivalents of continuing operations, end of period	$2,175.7	$840.0

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)
Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes thereto of Automatic Data Processing, Inc. and its subsidiaries (“ADP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Consolidated Financial Statements and footnotes thereto are unaudited.  In the opinion of the Company’s management, the Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the Company’s results for the interim periods.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for discontinued operations (see Note 3).

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“fiscal 2014”).

Note 2.  New Accounting Pronouncements

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

In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

Note 3. Divestitures

On September 30, 2014, the Company completed the tax free spin-off of its former Dealer Services business, which was a separate reportable segment, into an independent publicly traded company called CDK Global, Inc. ("CDK"). As a result of the spin-off, ADP stockholders of record on September 24, 2014 (the "record date") received one share of CDK common stock on September 30, 2014, par value $0.01 per share, for every three shares of ADP common stock held by them on the record date and cash for any fractional shares of CDK common stock. ADP distributed approximately 160.6 million shares of CDK common stock in the distribution. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders.

The Company recorded a decrease to retained earnings of $1.5 billion for the reduction in net assets of CDK related to the spin-off, offset by an increase to retained earnings of $825.0 million related to the cash dividend received from CDK as part of the spin-off. The spin-off, transitional and on-going relationships between ADP and CDK are governed by the Separation and Distribution Agreement entered into between ADP and CDK and certain other ancillary agreements.

Incremental costs associated with the spin-off of $42.8 million for the three months ended September 30, 2014 are included in discontinued operations on the Statements of Consolidated Earnings and are principally related to professional fees.

On February 28, 2014, the Company completed the sale of its Occupational Health and Safety services business ("OHS") for a pre-tax gain of $15.6 million, less costs to sell, and recorded such gain within earnings from discontinued operations on the Statements of Consolidated Earnings in the third quarter of fiscal 2014. OHS was previously reported in the Employer Services segment.

In conjunction with the spin-off of CDK and the sale of OHS, the Company has classified the operating results of these businesses as discontinued operations for all periods presented. The operating results for these businesses were as follows:

	Three Months Ended
	September 30,
	2014	2013
Revenues	$508.9	$477.6

Earnings from discontinued operations before income taxes	65.6	93.7
Provision for income taxes	68.4	30.0
Net (loss)/earnings from discontinued operations	$(2.8)	$63.7

The following is a summary of the assets and liabilities related to discontinued operations as of June 30, 2014:

June 30, 2014
Assets:
Cash	$397.7
Accounts receivable, net	296.7
Property, plant and equipment, net	109.7
Goodwill	1,226.6
Intangible assets, net	133.5
Other assets	245.5

Total assets	$2,409.7

Liabilities:
Accounts payable	$17.2
Accrued expenses and other current liabilities	128.1
Accrued payroll and payroll related expenses	99.2
Deferred revenues	218.2
Deferred income taxes	70.8
Other liabilities	47.7

Total liabilities	$581.2

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2014
Net earnings from continuing operations	$298.0			$298.0
Weighted average shares (in millions)	478.4	2.2	1.1	481.7
EPS from continuing operations	$0.62			$0.62
Three Months Ended September 30, 2013
Net earnings from continuing operations	$264.9			$264.9
Weighted average shares (in millions)	480.1	3.1	1.2	484.3
EPS from continuing operations	$0.55			$0.55

Options to purchase 1.4 million and 0.1 million shares of common stock for the three months ended September 30, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because their exercise prices exceeded the average market price of outstanding common shares for the respective periods.

Note 5. Other Income, Net

	Three Months Ended
	September 30,
	2014	2013
Interest income on corporate funds	$(18.3)	$(18.5)
Realized gains on available-for-sale securities	(1.0)	(4.3)
Realized losses on available-for-sale securities	0.2	0.8
Gain on the sale of notes receivable	(1.4)	—
Other income, net	$(20.5)	$(22.0)

During the three months ended September 30, 2014, the Company sold notes receivable related to Dealer Services financing arrangements to a third party for a gain of $1.4 million. Refer to Note 7 for further information.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$3,385.4	$—	$—	$3,385.4
Available-for-sale securities:
Corporate bonds	8,882.6	134.6	(25.1)	8,992.1
U.S. Treasury and direct obligations of U.S. government agencies	6,008.2	83.8	(18.3)	6,073.7
Asset-backed securities	2,063.7	3.5	(13.0)	2,054.2
Canadian government obligations and Canadian government agency obligations	985.8	6.2	(0.6)	991.4
Canadian provincial bonds	728.0	22.7	(2.9)	747.8
Municipal bonds	522.2	19.1	(0.2)	541.1
Other securities	817.1	20.7	(0.9)	836.9

Total available-for-sale securities	20,007.6	290.6	(61.0)	20,237.2

Total corporate investments and funds held for clients	$23,393.0	$290.6	$(61.0)	$23,622.6

(A) Included within available-for-sale securities are corporate investments with fair values of $2,308.2 million and funds held for clients with fair values of $17,929.0 million. All available-for-sale securities were included in Level 2.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (B)
Type of issue:
Money market securities, cash and other cash equivalents	$2,773.7	$—	$—	$2,773.7
Available-for-sale securities:
Corporate bonds	8,720.1	171.1	(15.0)	8,876.2
U.S. Treasury and direct obligations of U.S. government agencies	6,051.4	107.3	(11.7)	6,147.0
Asset-backed securities	1,822.6	6.1	(6.9)	1,821.8
Canadian government obligations and Canadian government agency obligations	1,031.4	7.6	(0.8)	1,038.2
Canadian provincial bonds	747.7	25.3	(2.5)	770.5
Municipal bonds	543.3	19.4	(0.5)	562.2
Other securities	915.6	25.7	(0.7)	940.6

Total available-for-sale securities	19,832.1	362.5	(38.1)	20,156.5

Total corporate investments and funds held for clients	$22,605.8	$362.5	$(38.1)	$22,930.2

(B) Included within available-for-sale securities are corporate investments with fair values of $2,086.3 million and funds held for clients with fair values of $18,070.2 million. All available-for-sale securities were included in Level 2.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2014. The Company did not transfer any assets between Level 1 and Level 2 during the three months ended September 30, 2014, or the year ended June 30, 2014. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of September 30, 2014.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2014, are as follows:

	September 30, 2014
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(7.3)	$1,567.9	$(17.8)	$948.6	$(25.1)	$2,516.5
U.S. Treasury and direct obligations of U.S. government agencies	(1.7)	395.2	(16.6)	937.8	(18.3)	1,333.0
Asset-backed securities	(4.2)	856.0	(8.8)	532.4	(13.0)	1,388.4
Canadian government obligations and Canadian government agency obligations	(0.6)	106.5	—	8.1	(0.6)	114.6
Canadian provincial bonds	(1.2)	91.1	(1.7)	106.0	(2.9)	197.1
Municipal bonds	—	28.1	(0.2)	13.3	(0.2)	41.4
Other securities	(0.1)	19.1	(0.8)	45.0	(0.9)	64.1
	$(15.1)	$3,063.9	$(45.9)	$2,591.2	$(61.0)	$5,655.1

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

At September 30, 2014, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2014 to June 2023.

At September 30, 2014, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,387.0 million and $1,222.0 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and have maturities ranging from October 2014 through February 2024.

At September 30, 2014, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $1,466.7 million, $340.4 million, and $177.8 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2014.

At September 30, 2014, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $385.9 million, AAA and AA rated sovereign bonds of $321.3 million, and AA rated mortgage-backed securities of $95.7 million that are guaranteed by Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae or Freddie Mac as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2014	2014
Corporate investments:
Cash and cash equivalents	$2,175.7	$1,585.9
Short-term marketable securities	2,261.6	2,032.2
Long-term marketable securities	46.6	54.1
Total corporate investments	$4,483.9	$3,672.2

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2014	2014
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$1,209.7	$1,187.8
Restricted short-term marketable securities held to satisfy client funds obligations	1,643.7	1,312.5
Restricted long-term marketable securities held to satisfy client funds obligations	16,285.3	16,757.7
Total funds held for clients	$19,138.7	$19,258.0

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $18,935.3 million and $18,963.4 million as of September 30, 2014 and June 30, 2014, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 82% of the available-for-sale securities held a AAA or AA rating at September 30, 2014, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at September 30, 2014.

Expected maturities of available-for-sale securities at September 30, 2014 are as follows:

One year or less	$3,905.3
One year to two years	4,331.5
Two years to three years	3,281.7
Three years to four years	2,325.1
After four years	6,393.6

Total available-for-sale securities	$20,237.2

Note 7. Receivables

Accounts receivable, net, includes the Company's trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, and internal assessments of credit quality, as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s trade and accounts receivables, whose carrying value approximates fair value, are as follows:

	September 30, 2014		June 30, 2014
	Current	Long-term	Current	Long-term
Trade receivables	$1,411.9	$—	$1,457.7	$—
Notes receivable	19.7	35.7	94.8	169.9
Less:
Allowance for doubtful accounts - trade receivables	(39.2)	—	(38.1)	—
Allowance for doubtful accounts - notes receivable	(1.2)	(2.2)	(4.7)	(8.3)
Unearned income - notes receivable	(0.9)	(0.8)	(6.0)	(6.2)
	$1,390.3	$32.7	$1,503.7	$155.4

During the three months ended September 30, 2014, the Company sold notes receivable related to Dealer Services financing arrangements to a third party for $207.2 million. Although the sale of the notes receivable transfers the majority of the risk to the purchaser, the Company does retain a minimal level of credit risk on the sold receivables. The cash received in exchange for the notes receivable sold was recorded within the operating activities on the Statements of Consolidated Cash Flows and the gain on sale realized was recorded within Other income, net on the Statements of Consolidated Earnings (see Note 5).

The Company determines the allowance for doubtful accounts related to notes receivable based upon a specific reserve for known collection issues, as well as a non-specific reserve based upon aging, both of which are based upon history of such losses and current economic conditions. As of September 30, 2014 and June 30, 2014, there were no notes receivable that were specifically reserved; the entire notes receivable reserve balance was comprised of non-specific reserves.

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2014	$4.7	$8.3
Net provision	0.2	0.4
Chargeoffs	(0.1)	(0.1)
Reserve reversal upon sale (A)	(3.6)	(6.4)
Balance at September 30, 2014	$1.2	$2.2

(A) As a result of the sale of the notes receivable related to Dealer Services financing arrangements to a third party, the Company released $10.0 million of non-specific reserves that were accrued on the sold notes receivable, which was recorded in selling, general, and administrative expenses on the Statements of Consolidated Earnings.

The allowance for doubtful accounts as a percentage of notes receivable was approximately 6% as of September 30, 2014 and 5% as of June 30, 2014.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience and charge-offs. As events related to a specific client dictate, the credit quality of a client is reevaluated. Approximately 98% and 100% of notes receivable were current at September 30, 2014 and June 30, 2014, respectively.

Note 8. Goodwill and Intangibles Assets, net

Changes in goodwill for the three months ended September 30, 2014 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2014 (A)	$1,882.4	$4.8	$1,887.2
Additions and other adjustments, net	6.2	—	6.2
Currency translation adjustments	(35.8)	—	(35.8)
Balance at September 30, 2014 (A)	$1,852.8	$4.8	$1,857.6

(A) The goodwill balance at June 30, 2014 and September 30, 2014 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2014	2014
Intangible assets:
Software and software licenses	$1,554.6	$1,523.2
Customer contracts and lists	640.6	648.7
Other intangibles	209.0	208.3
	2,404.2	2,380.2
Less accumulated amortization:
Software and software licenses	(1,248.2)	(1,231.2)
Customer contracts and lists	(469.3)	(467.1)
Other intangibles	(186.3)	(183.1)
	(1,903.8)	(1,881.4)
Intangible assets, net	$500.4	$498.8

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 8 years for customer contracts and lists, and 3 years for other intangibles).  Amortization of intangible assets was $37.6 million and $34.4 million for the three months ended September 30, 2014 and 2013, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2015	$98.6
Twelve months ending June 30, 2016	$119.5
Twelve months ending June 30, 2017	$92.2
Twelve months ending June 30, 2018	$51.0
Twelve months ending June 30, 2019	$35.5
Twelve months ending June 30, 2020	$26.5

Note 9. Short-term Financing

The Company has a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2015.   In addition, the Company has a five-year $2.0 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2018 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2014 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.5 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At September 30, 2014, the Company had $1,937.0 million of commercial paper outstanding, which was subsequently repaid on October 1, 2014. At June 30, 2014, the Company had $2,173.0 million of commercial paper outstanding, which was repaid on July 1, 2014. For the three months ended September 30, 2014 and 2013, the Company's average borrowings were $3.1 billion at weighted average interest rates of 0.1%. The weighted average maturity of the Company’s commercial paper issued during the three months ended September 30, 2014 approximated two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days.  At September 30, 2014 and June 30, 2014, the Company had no obligations outstanding related to reverse repurchase agreements. For the three months ended September 30, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $570.7 million and $529.4 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, the Company has $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements.

Note 10. Employee Benefit Plans

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

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units Time-based restricted stock and time-based restricted stock units granted prior to the year ended June 30, 2013 ("fiscal 2013") are subject to vesting periods of up to five years and awards granted in fiscal 2013 and later are subject to a vesting period of two years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 0.6 million shares in the three months ended September 30, 2014 as compared to 4.2 million shares repurchased in the three months ended September 30, 2013. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended September 30, 2014 and 2013, respectively:

	Three Months Ended
	September 30,
	2014	2013
Operating expenses	$7.6	$3.9
Selling, general and administrative expenses	25.6	16.7
System development and programming costs	5.6	2.7
Total pretax stock-based compensation expense	$38.8	$23.3

Income tax benefit	$13.9	$8.4

Stock-based compensation expense attributable to CDK employees are included in discontinued operations and therefore not presented in the table above. For the three months ended September 30, 2014 and 2013, such stock-based compensation expense was $5.1 million and $3.9 million, respectively.

As a result of the spin-off of CDK, the number of vested and unvested ADP stock options and the strike price of these options, as well as the number of unvested performance-based and time-based restricted shares and units, and the "target" number of performance-based restricted shares and units, were adjusted to preserve the intrinsic value of the awards immediately prior to the spin-off using an adjustment ratio based on the ADP closing market stock price prior to the spin-off and the ADP opening market stock price subsequent to the spin-off. Since these adjustments were considered to be a modification of the awards in accordance to ASC 718, the Company compared the fair value of the awards immediately prior to the spin-off to the fair value immediately after the spin-off to measure potential incremental stock-based compensation expense, if any. The adjustments did not result in an increase in the fair value of the awards and, accordingly, the Company did not record incremental stock-based compensation expense. Unvested ADP stock options, unvested restricted stock, and unvested restricted stock units held by CDK employees were replaced by CDK awards immediately following the spin-off. The stock-based compensation expense associated with the original grant of ADP awards to remaining ADP employees will continue to be recognized within earnings from continuing operations on the Company's Statement of Consolidated Earnings.

As of September 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $11.5 million, $37.2 million, and $156.8 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years, 1.6 years, and 1.8 years, respectively.

During the three months ended September 30, 2014, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2014	7,931	$52
Options granted	13	$83
Options exercised	(913)	$42
Options canceled	(25)	$47
Options outstanding at September 30, 2014 (A)	7,006	$53

(A) On October 1, 2014, after calculating the ADP stock option conversion ratio and the CDK stock option conversion ratio, ADP stock options outstanding increased by 849 thousand and the strike prices were adjusted to preserve the intrinsic value of remaining ADP employees' awards. The number of outstanding ADP stock options also decreased by 823 thousand related to the previously outstanding ADP awards substituted with CDK awards for CDK employees. The weighted average grant price of ADP options outstanding at October 1, 2014 as a result of the conversion was $46.85.

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2014	2,341	571
Restricted shares/units granted	874	215
Restricted shares/units vested	(1,064)	(250)
Restricted shares/units forfeited	(23)	(25)
Restricted shares/units outstanding at September 30, 2014 (B)	2,128	511

(B) On October 1, 2014, after calculating the ADP restricted stock and restricted stock unit conversion ratio and the CDK restricted stock and restricted stock unit conversion ratio, ADP time-based restricted stock and time-based restricted stock units increased by 261 thousand and 64 thousand, respectively, to preserve the intrinsic value of remaining ADP employees' awards. ADP time-based restricted stock and time-based restricted stock units decreased by 189 thousand and 43 thousand, respectively, related to the previously outstanding ADP awards substituted with CDK awards for CDK employees.

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2014	803	318
Restricted shares/units granted	335	217
Restricted shares/units vested	(223)	(13)
Restricted shares/units forfeited	(12)	—
Restricted shares/units outstanding at September 30, 2014 (C)	903	522

(C) On October 1, 2014, upon calculating the ADP restricted stock and restricted stock unit conversion ratio and the CDK restricted stock and restricted stock unit conversion ratio, ADP performance-based restricted stock and performance-based restricted stock units increased by 181 thousand and 10 thousand, respectively, to preserve the intrinsic value of continuing ADP employees' post-spin. ADP performance-based restricted stock and performance-based restricted stock units decreased by 45 thousand and 35 thousand, respectively, to represent the previously outstanding ADP awards substituted with CDK awards for CDK employees.

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2014	2013
Risk-free interest rate	1.9%	1.5%
Dividend yield	2.3%	2.4%
Weighted average volatility factor	22.8%	23.6%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars)	$14.16	$12.44

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended
	September 30,
	2014	2013
Service cost – benefits earned during the period	$19.2	$16.6
Interest cost on projected benefits	15.8	15.6
Expected return on plan assets	(32.5)	(29.8)
Net amortization and deferral	4.4	5.0
Curtailments and special termination benefits	3.2	—
Net pension expense	$10.1	$7.4

Net pension expense for the three months ended September 30, 2014 and 2013, includes $4.3 million and $1.2 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for the three months ended September 30, 2014 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

Note 11. Income Taxes

The effective tax rate for the three months ended September 30, 2014 and 2013 was 34.1% and 34.4%, respectively. The decrease in the effective tax rate is due to adjustments to the tax liability during the three months ended September 30, 2014 for amounts previously accrued, partially offset by an increase in foreign taxes, an unfavorable mix of earnings between jurisdictions and the resolution of certain tax matters during the three months ended September 30, 2013.

Note 12. Commitments and Contingencies

On July 18, 2011, athenahealth, Inc. filed a complaint against ADP AdvancedMD, Inc. (“ADP AdvancedMD”), a subsidiary of the Company. The complaint alleges that ADP AdvancedMD’s activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringe two patents owned by athenahealth, Inc. The complaint seeks monetary damages, injunctive relief, and costs. In October 2014, ADP AdvancedMD and athenahealth, Inc. entered into a memorandum of understanding to settle this claim and resolve all allegations which were brought against ADP AdvancedMD. The memorandum of understanding contemplates that the parties will jointly move to dismiss this lawsuit. The terms of the memorandum of understanding will not have a material adverse impact on the Company's results of operations, financial condition or cash flows.

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

As a result of the CDK spin-off, the Company's obligations decreased from those disclosed in the Annual Report on Form 10-K for the year ended June 30, 2014 as these obligations are assumed by CDK. The minimum commitments related to CDK on June 30, 2014 for various facilities and equipment leases and software license agreements were as follows:

Years ending June 30,
2015	$32.0
2016	22.1
2017	12.7
2018	5.2
2019	3.8
Thereafter	5.6
$81.4

CDK also had obligations related to purchase and maintenance agreements on software, equipment, and other assets of which $2.9 million, $4.1 million, and $2.4 million relates to fiscal years ending June 30, 2015, 2016, and 2017, respectively, which were assumed by CDK as part of the spin-off.

Note 13. Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at September 30, 2014 or June 30, 2014.

Note 14. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2014
	Currency Translation Adjustment		Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income
Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive loss before reclassification adjustments	(108.9)		(94.1)		—		(203.0)
Tax effect	—		34.0		—		34.0
Reclassification adjustments to net earnings	—		(0.8)	(A)	8.2	(B)	7.4
Tax effect	—		0.3		(2.8)		(2.5)
Reclassification adjustments to retained earnings	(88.2)	(C)	—		—		(88.2)
Balance at September 30, 2014	$(97.6)		$151.0		$(127.5)		$(74.1)

	Three Months Ended
	September 30, 2013
	Currency Translation Adjustment	Net Gains on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income
Balance at June 30, 2013	$39.6	$186.7		$(210.9)		$15.4
Other comprehensive income before reclassification adjustments	43.3	14.8		—		58.1
Tax effect	—	(5.0)		—		(5.0)
Reclassification adjustments to net earnings	—	(3.5)	(A)	5.1	(B)	1.6
Tax effect	—	1.3		(0.9)		0.4
Balance at September 30, 2013	$82.9	$194.3		$(206.7)		$70.5

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 10).

(C) Reclassification adjustment out of AOCI are related to the CDK spin-off and included in retained earnings on the Consolidated Balance Sheets.

Note 15. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services.  The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended
	September 30,
	2014	2013
Employer Services	$2,099.1	$1,963.2
PEO Services	594.9	505.1
Other	(0.1)	0.1
Reconciling item:
Client fund interest	(120.1)	(106.4)
	$2,573.8	$2,362.0

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,
	2014	2013
Employer Services	$584.2	$523.3
PEO Services	66.7	51.9
Other	(78.3)	(65.2)
Reconciling item:
Client fund interest	(120.1)	(106.4)
	$452.5	$403.6

Note 16. Subsequent Events

With the exception of the repayment of the commercial paper obligation in October 2014 discussed in Note 9, the impacts of ADP's stock-based compensation awards outstanding as discussed in Note 10, and ADP entering into a memorandum of understanding to settle the claim and resolve allegations brought against ADP AdvancedMD by athenahealth, Inc. as discussed in Note 12, there are no further subsequent events for disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries ("ADP" or "the Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining and selling additional services to clients; the pricing of products and services; changes in, or interpretations of, existing legislation or regulations, or compliance with new legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit rating and the impact on our funding costs and profitability; vulnerability to security breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 ("fiscal 2014") should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our consolidated financial statements and relevant footnotes have been adjusted for discontinued operations.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for fiscal 2014 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of business processing and cloud-based solutions - including payroll, talent management, human resource management, benefits administration and time and attendance - to employers around the world.  As a leading global Human Capital Management ("HCM") solutions provider, we are focused on driving product innovation and enhancing our distribution and service capabilities.

On September 30, 2014, we separated our former Dealer Services business into its own independent publicly traded company called CDK Global, Inc. ("CDK"). In connection with the spin-off, we received $825.0 million from CDK as a tax-free dividend, which we plan to return to our shareholders via share repurchases by the end of the year ended June 30, 2015 ("fiscal 2015"), depending on market conditions. We believe that the separation of the Dealer Services business will allow us to focus on our global HCM strategy.

Our results during the three months ended September 30, 2014 continue to reflect the strength of our underlying business model, including the diversity of our client base and products. Our focus on product innovation and investments in our salesforce led to growth in new business bookings. We are pleased with the performance of our business segments, which have continued to drive good revenue growth and pretax margin expansion. Revenue retention improved across our business segments and we continue to benefit from the strength of our pays per control metric, which represents the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. High-margin client interest revenue increased slightly in the three months ended September 30, 2014 at a slower rate than our underlying processing revenue and this is a trend we expect to continue throughout fiscal 2015. Our financial condition and balance sheet remain solid at September 30, 2014, with cash and cash equivalents of $2,175.7 million.

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

Analysis of Consolidated Operations

	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Total revenues from continuing operations	$2,573.8	$2,362.0	$211.8	9%

Costs of revenues:
Operating expenses	1,363.3	1,259.5	103.8	8%
Systems development and programming costs	146.7	132.5	14.2	11%
Depreciation and amortization	51.9	48.8	3.1	6%
Total costs of revenues	1,561.9	1,440.8	121.1	8%

Selling, general and administrative costs	578.0	537.7	40.3	7%
Interest expense	1.9	1.9	—	—%
Total expenses	2,141.8	1,980.4	161.4	8%

Other income, net	(20.5)	(22.0)	(1.5)	(7)%

Earnings from continuing operations before income taxes	$452.5	$403.6	$48.9	12%
Margin	17.6%	17.1%

Provision for income taxes	$154.5	$138.7	$15.8	11%
Effective tax rate	34.1%	34.4%

Net earnings from continuing operations	$298.0	$264.9	$33.1	12%

Diluted earnings per share from continuing operations	$0.62	$0.55	$0.07	13%

Total Revenues

Total revenues increased $211.8 million, or 9%, to $2,573.8 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to an increase in revenues in Employer Services of 7%, or $135.9 million, to $2,099.1 million and an increase in revenues in Professional Employer Organization ("PEO") Services of 18%, or $89.8 million, to $594.9 million.

Total revenues for the three months ended September 30, 2014 include interest on funds held for clients of $90.3 million, as compared to $89.2 million for the three months ended September 30, 2013.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 7%, to $18.7 billion, for the three months ended September 30, 2014, offset by the decrease in the average interest rate earned to 1.9% for the three months ended September 30, 2014, as compared to 2.0% for the three months ended September 30, 2013.

Total Expenses

Our total expenses increased $161.4 million, or 8%, to $2,141.8 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The increase in our total expenses was primarily due to an increase in operating expenses of $103.8 million, an increase in selling, general and administrative expenses of $40.3 million, and an increase in systems development and programming costs of $14.2 million.

Our total costs of revenues increased $121.1 million, or 8%, to $1,561.9 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to an increase in operating expenses of $103.8 million and an increase in systems development and programming costs of $14.2 million.

Operating expenses increased $103.8 million, or 8%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to the increase in revenues described above, including the increase in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $454.4 million for the three months ended September 30, 2014, which included costs for benefits coverage of $382.9 million and costs for workers’ compensation and payment of state unemployment taxes of $71.5 million.  These pass-through costs were $386.7 million for the three months ended September 30, 2013, which included costs for benefits coverage of $324.7 million and costs for workers’ compensation and payment of state unemployment taxes of $62.0 million.

Systems development and programming costs increased $14.2 million, or 11%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $40.3 million, or 7%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The increase was primarily related to an increase in selling expenses of $22.4 million resulting from growth in our salesforce and an increase in our stock-based compensation expense of $8.9 million, partially offset by a $10.0 million reversal of reserves related to Dealer Services financing arrangements which were sold to a third party prior to the spin.

Other Income, net

	Three Months Ended
	September 30,
	2014	2013	$ Change
Interest income on corporate funds	$(18.3)	$(18.5)	$(0.2)
Realized gains on available-for-sale securities	(1.0)	(4.3)	(3.3)
Realized losses on available-for-sale securities	0.2	0.8	0.6
Gain on the sale of notes receivable	(1.4)	—	1.4
Other income, net	$(20.5)	$(22.0)	$(1.5)

Other income, net, decreased $1.5 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The decrease was due to a $2.7 million decrease in net realized gains on our available-for-sale securities, partially offset by a gain of $1.4 million on the sale of notes receivable related to our Dealer Services financing arrangements to a third party.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $48.9 million, or 12%, to $452.5 million for the three months ended September 30, 2014. Overall margin increased from 17.1% to 17.6% due to margin improvement in our business segments. This increase related to scale and operating efficiencies in our business segments, partially offset by a 50 basis point decrease related to stock-based compensation and a 30 basis point decrease related to interest on funds held for clients growing slower than our processing revenues for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2014 and 2013 was 34.1% and 34.4%, respectively. The decrease in the effective tax rate is due to adjustments to the tax liability during the three months ended September 30, 2014 for amounts previously accrued, partially offset by an increase in foreign taxes, an unfavorable mix of earnings between jurisdictions and the resolution of certain tax matters during the three months ended September 30, 2013.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $33.1 million, or 12%, to $298.0 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Diluted earnings per share from continuing operations increased 13% to $0.62 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

For the three months ended September 30, 2014, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 0.6 million shares during the three months ended September 30, 2014 and the repurchase of 9.0 million shares in the fiscal year ended June 30, 2014.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Employer Services	$2,099.1	$1,963.2	$135.9	7%
PEO Services	594.9	505.1	89.8	18%
Other	(0.1)	0.1	(0.2)
Reconciling item:
Client fund interest	(120.1)	(106.4)	(13.7)
	$2,573.8	$2,362.0	$211.8	9%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,
	2014	2013	$ Change	% Change
Employer Services	$584.2	$523.3	$60.9	12%
PEO Services	66.7	51.9	14.8	29%
Other	(78.3)	(65.2)	(13.1)
Reconciling item:
Client fund interest	(120.1)	(106.4)	(13.7)
	$452.5	$403.6	$48.9	12%

Employer Services

Revenues

Employer Services' revenues increased $135.9 million, or 7%, to $2,099.1 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Revenues increased due to new business started during the year from new business bookings, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for the three months ended September 30, 2014 increased 70 basis points as compared to our rate for the three months ended September 30, 2013 and our pays per control increased 3.1% for the three months ended September 30, 2014.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $60.9 million, or 12%, to $584.2 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The increase was due to increased revenues of $135.9 million discussed above, which was partially offset by an increase in expenses of $75.0 million.  The increase in expenses is related to increased revenues, including increased labor-related costs which grew at a slower rate than revenues over the same period prior year levels. Overall margin increased from 26.7% to 27.8% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to increased operating efficiencies.

PEO Services

Revenues

PEO Services' revenues increased $89.8 million, or 18%, to $594.9 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  Such revenues include pass-through costs of $454.4 million for the three months ended September 30, 2014 and $386.7 million for the three months ended September 30, 2013 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 15% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $14.8 million, or 29%, to $66.7 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased from 10.3% to 11.2% for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to increased operating and sales efficiencies.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the three months ended September 30, 2014, ADP Indemnity paid a premium of $167.9 million to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2015 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees. In addition, during the three months ended September 30, 2013, ADP Indemnity paid a premium of $142.4 million to enter into a reinsurance agreement for the fiscal 2014 policy year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, cash and marketable securities were $4,483.9 million, stockholders' equity was $5,827.3 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients, client funds obligations, and working capital components of the discontinued operations at September 30, 2014 was $2,430.7 million, as compared to $1,192.5 million at June 30, 2014. The increase in working capital was due to an increase in cash and cash equivalents of $589.8 million, which includes proceeds from the sale of the notes receivable associated with our Dealer Services financing arrangements of $207.2 million and the dividend received from CDK of $825.0 million during the three months ended September 30, 2014. The dividend received will be returned to our shareholders through share repurchases during fiscal 2015, depending on market conditions. The increase in working capital was also driven by an increase in short-term marketable securities and a decrease in the obligation outstanding under our commercial paper program.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand.  We also have the ability to borrow through our financing arrangements under our U.S. commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.  We generated positive cash flows from operations during the three months ended September 30, 2014 and we held approximately $4.5 billion of cash and marketable securities at September 30, 2014. Of the cash and cash equivalents and marketable securities held at September 30, 2014, $0.6 billion was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2014 and 2013, are summarized as follows:

	Three Months Ended
	September 30,
	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$378.2	$81.3	$296.9
Investing activities	267.1	2,504.1	(2,237.0)
Financing activities	(418.0)	(3,137.5)	2,719.5
Effect of exchange rate changes on cash and cash equivalents	(35.2)	2.0	(37.2)
Net change in cash and cash equivalents	$192.1	$(550.1)	$742.2

Net cash flows provided by operating activities were $378.2 million for the three months ended September 30, 2014, as compared to $81.3 million for the three months ended September 30, 2013.  Operating cash flows for the three months ended September 30, 2014 and September 30, 2013 included cash payments for reinsurance agreements of $167.9 million and $142.4 million, respectively. The increase in net cash flows provided by operating activities was primarily due to the proceeds from the sale of notes receivable related to Dealer Services financing arrangements, which were sold to a third party during the three months ended September 30, 2014, of $207.2 million, our contribution to our pension plans of $2.7 million for the three months ended September 30, 2014 compared to $77.3 million for the three months ended September 30, 2013, and the remaining net changes in the components of working capital.

Net cash flows provided by investing activities were $267.1 million for the three months ended September 30, 2014, as compared to $2,504.1 million for the three months ended September 30, 2013. The net change in cash provided by investing activities is primarily due to the timing and disbursements of restricted cash and cash equivalents held to satisfy client fund obligations of $2,389.0 million and the timing of purchases of and proceeds from corporate and client funds marketable securities of $501.5 million, partially offset by the receipt of the CDK dividend during the three months ended September 30, 2014.

Net cash flows used in financing activities were $418.0 million for the three months ended September 30, 2014 as compared to $3,137.5 million for the three months ended September 30, 2013.  The net change in cash used in financing activities is primarily due to the timing of borrowings and repayments under our commercial paper program, which is dependent upon our short-term financing needs related to client fund obligations.

We purchased approximately 0.6 million shares of our common stock at an average price per share of $82.64 during the three months ended September 30, 2014 compared to purchases of 4.2 million shares at an average price per share of $72.33 during the three months ended September 30, 2013.  From time to time, we may repurchase shares of our common stock under our authorized share repurchase program.  We consider several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.  We plan to use the proceeds of the $825.0 million CDK dividend to repurchase shares of our stock during the remainder of fiscal 2015, subject to market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.5 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended September 30, 2014 and 2013, our average borrowings were $3.1 billion at weighted average interest rate of 0.1%. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2014 approximated two days. We have successfully borrowed through the use of our commercial paper program on an as-needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2014, we had $1.9 billion of commercial paper outstanding, which was subsequently repaid on October 1, 2014. At June 30, 2014, we had $2.2 billion for commercial paper outstanding, which was repaid on July 1, 2014.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2014 and June 30, 2014, the Company had no obligations outstanding related to reverse repurchase agreements. For the three months ended September 30, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $570.7 million and $529.4 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, we have $3.25 billion available to us on a committed basis under these reverse repurchase agreements.  We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.25 billion available to us under the committed reverse repurchase agreements.

We have a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2015. In addition, we have a five-year $2.0 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2018 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through September 30, 2014 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $7.5 billion available to us under the revolving credit agreements.

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

Capital expenditures for continuing operations for the three months ended September 30, 2014 were $41.7 million, as compared to $40.4 million for the three months ended September 30, 2013.  Capital expenditures for continuing operations for fiscal 2015 are expected to be between $175 million and $200 million as compared to $175.1 million in fiscal 2014.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At September 30, 2014, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $7.5 billion commercial paper program (rated A-1+ by Standard & Poor’s and Prime-1 (P-1) by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.25 billion of which is available on a committed basis), and available borrowings under our $7.5 billion committed revolving credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2014	2013
Average investment balances at cost:
Corporate investments	$5,339.9	$5,011.3
Funds held for clients	18,705.0	17,422.8
Total	$24,044.9	$22,434.1

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.4%	1.5%
Funds held for clients	1.9%	2.0%
Total	1.8%	1.9%

Realized gains on available-for-sale securities	$1.0	$4.3
Realized losses on available-for-sale securities	(0.2)	(0.8)
Net realized gains on available-for-sale securities	$0.8	$3.5

	September 30, 2014	June 30, 2014
Net unrealized pre-tax gains on available-for-sale securities	$229.6	$324.4

Total available-for-sale securities at fair value	$20,237.2	$20,156.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased from 1.9% for the three months ended September 30, 2013 to 1.8% for the three months ended September 30, 2014.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $11 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2015.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2015

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 82% of our available-for-sale securities held a AAA or AA rating at September 30, 2014.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows.  We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at September 30, 2014 or June 30, 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. We have not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

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

In July 2014, we adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1 to 31, 2014	6,847	$79.99	2,900	15,486,708

August 1 to 31, 2014	411,094	$82.33	410,000	45,076,708

September 1 to 30, 2014	618,789	$83.76	158,074	44,918,634
Total	1,036,730		570,974

(1)  During the three months ended September 30, 2014, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 465,756 shares at the then market value of the shares in connection with the exercise by employees of their options under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	October 30, 2014	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)