Form 10-Q
period 2014-12-31
AUTOMATIC DATA PROCESSING INC
filed 2015-02-05
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of January 30, 2015 was 475,152,112.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,948.1	$1,876.7	$3,840.1	$3,647.6
Interest on funds held for clients	91.0	89.2	181.3	178.4
PEO revenues (A)	622.2	527.8	1,213.7	1,029.7
TOTAL REVENUES	2,661.3	2,493.7	5,235.1	4,855.7

EXPENSES:
Costs of revenues:
Operating expenses	1,386.0	1,289.8	2,749.2	2,549.3
Systems development and programming costs	148.8	138.5	295.6	271.0
Depreciation and amortization	52.2	50.3	104.1	99.1
TOTAL COSTS OF REVENUES	1,587.0	1,478.6	3,148.9	2,919.4

Selling, general, and administrative expenses	590.2	578.8	1,168.3	1,116.5
Interest expense	2.2	2.0	4.1	3.9
TOTAL EXPENSES	2,179.4	2,059.4	4,321.3	4,039.8

Other income, net	(19.2)	(27.7)	(39.8)	(49.7)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	501.1	462.0	953.6	865.6

Provision for income taxes	167.1	147.8	321.6	286.5
NET EARNINGS FROM CONTINUING OPERATIONS	$334.0	$314.2	$632.0	$579.1

(LOSS)/EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(2.5)	99.1	63.1	192.8
Provision for income taxes	—	36.3	68.4	66.3
NET (LOSS)/EARNINGS FROM DISCONTINUED OPERATIONS	$(2.5)	$62.8	$(5.3)	$126.5

NET EARNINGS	$331.5	$377.0	$626.7	$705.6

Basic Earnings Per Share from Continuing Operations	$0.70	$0.66	$1.32	$1.21
Basic (Loss)/Earnings Per Share from Discontinued Operations	(0.01)	0.13	(0.01)	0.26
BASIC EARNINGS PER SHARE	$0.70	$0.79	$1.31	$1.47

Diluted Earnings Per Share from Continuing Operations	$0.70	$0.65	$1.31	$1.20
Diluted (Loss)/Earnings Per Share from Discontinued Operations	(0.01)	0.13	(0.01)	0.26
DILUTED EARNINGS PER SHARE	$0.69	$0.78	$1.30	$1.46

Basic weighted average shares outstanding	476.6	478.4	477.6	479.2
Diluted weighted average shares outstanding	480.3	482.8	481.0	483.6

Dividends declared per common share	$0.490	$0.480	$0.970	$0.915
(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $7,217.4 million and $6,140.4 million for the three months ended December 31, 2014 and 2013, respectively, and $12,953.6 million and $11,087.6 million for the six months ended December 31, 2014 and 2013, respectively.

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net earnings	$331.5	$377.0	$626.7	$705.6

Other comprehensive income:
Currency translation adjustments	(56.8)	(6.8)	(165.7)	36.5

Unrealized net gains/(losses) on available-for-sale securities	19.4	(74.5)	(74.7)	(59.8)
Tax effect	(6.1)	25.5	27.9	20.5
Reclassification of net gains on available-for-sale securities to net earnings	(0.9)	(11.6)	(1.7)	(15.0)
Tax effect	0.3	4.3	0.6	5.6

Reclassification of pension liability adjustment to net earnings	5.0	5.2	13.2	10.3
Tax effect	(1.5)	(1.9)	(4.3)	(2.8)

Other comprehensive loss, net of tax	(40.6)	(59.8)	(204.7)	(4.7)
Comprehensive income	$290.9	$317.2	$422.0	$700.9

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents (A)	$1,850.8	$1,585.9
Short-term marketable securities (A)	101.9	2,032.2
Accounts receivable, net	1,595.6	1,503.7
Other current assets	860.7	690.7
Assets of discontinued operations	—	2,409.7
Total current assets before funds held for clients	4,409.0	8,222.2
Funds held for clients	34,707.0	19,258.0
Total current assets	39,116.0	27,480.2
Long-term marketable securities	46.3	54.1
Long-term receivables, net	32.0	155.4
Property, plant and equipment, net	650.3	667.7
Other assets	1,325.8	1,316.4
Goodwill	1,833.4	1,887.2
Intangible assets, net	499.3	498.8
Total assets	$43,503.1	$32,059.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$136.4	$152.5
Accrued expenses and other current liabilities	1,163.9	1,187.6
Accrued payroll and payroll-related expenses	502.8	607.9
Dividends payable	232.0	226.9
Short-term deferred revenues	232.8	251.7
Obligation under commercial paper borrowing (A)	—	2,173.0
Income taxes payable	41.2	20.4
Liabilities of discontinued operations	—	581.2
Total current liabilities before client funds obligations	2,309.1	5,201.2
Client funds obligations	34,461.1	18,963.4
Total current liabilities	36,770.2	24,164.6
Long-term debt	10.3	11.5
Other liabilities	629.6	619.6
Deferred income taxes	238.1	218.0
Long-term deferred revenues	362.7	375.9
Total liabilities	38,010.9	25,389.6

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at December 31, 2014 and June 30, 2014; outstanding, 477.1 and 480.2 shares at December 31, 2014 and June 30, 2014, respectively	63.9	63.9
Capital in excess of par value	584.1	545.2
Retained earnings	13,090.2	13,632.9
Treasury stock - at cost: 161.6 and 158.5 shares at December 31, 2014 and June 30, 2014, respectively	(8,131.3)	(7,750.0)
Accumulated other comprehensive (loss)/income	(114.7)	178.2
Total stockholders’ equity	5,492.2	6,670.2
Total liabilities and stockholders’ equity	$43,503.1	$32,059.8

(A) As of June 30, 2014, $2,015.8 million of short-term marketable securities and $183.8 million of cash and cash equivalents are related to the Company's outstanding commercial paper borrowings (see Note 9).

See notes to the consolidated financial statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net earnings	$626.7	$705.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	138.0	131.0
Deferred income taxes	(8.4)	(6.3)
Stock-based compensation expense	75.1	56.6
Excess tax benefit related to exercise of stock options and restricted stock	(48.4)	(44.9)
Net pension expense	9.8	12.4
Net realized gain from the sales of marketable securities	(1.7)	(15.0)
Net amortization of premiums and accretion of discounts on available-for-sale securities	50.3	46.2
Other	(6.7)	11.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(185.2)	(106.1)
Increase in other assets	(205.0)	(306.7)
Decrease in accounts payable	(9.7)	(13.0)
(Decrease)/Increase in accrued expenses and other liabilities	(50.7)	4.9
Proceeds from the sale of notes receivable	225.5	—
Operating activities of discontinued operations	(2.5)	(3.3)
Net cash flows provided by operating activities	607.1	473.0

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,851.1)	(1,231.9)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,372.4	1,046.1
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(13,380.9)	(5,842.1)
Capital expenditures	(80.8)	(68.8)
Additions to intangibles	(84.5)	(71.4)
Acquisitions of businesses, net of cash acquired	(8.1)	—
Proceeds from the sale of property, plant, and equipment and other assets	23.6	—
Dividend received from CDK Global, Inc.	825.0	—
Cash retained by CDK Global, Inc.	(180.0)	—
Investing activities of discontinued operations	(15.4)	(55.7)
Net cash flows used in investing activities	(13,379.8)	(6,223.8)

Cash Flows from Financing Activities:
Net increase in client funds obligations	15,721.5	6,245.5
Payments of debt	(1.2)	(2.1)
Repurchases of common stock	(462.2)	(417.2)
Proceeds from stock purchase plan and exercises of stock options	28.8	102.6
Excess tax benefit related to exercise of stock options and restricted stock	48.4	44.9
Dividends paid	(461.3)	(420.8)
Net repayments of reverse repurchase agreements	—	(245.9)
Net repayments of commercial paper borrowings	(2,173.0)	—
Other	—	(1.0)
Financing activities of discontinued operations	1.6	11.1
Net cash flows provided by financing activities	12,702.6	5,317.1

Effect of exchange rate changes on cash and cash equivalents	(62.7)	1.7

Net change in cash and cash equivalents	(132.8)	(432.0)

Cash and cash equivalents, beginning of period	1,983.6	1,699.1
Cash and cash equivalents, end of period	1,850.8	1,267.1
Less cash and cash equivalents of discontinued operations, end of period	—	315.6
Cash and cash equivalents of continuing operations, end of period	$1,850.8	$951.5
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

The Company recorded a decrease to retained earnings of $1.5 billion for the reduction in net assets of CDK related to the spin-off, offset by an increase to retained earnings of $825.0 million related to the cash dividend received from CDK as part of the spin-off. The spin-off, transitional, and on-going relationships between ADP and CDK are governed by the Separation and Distribution Agreement entered into between ADP and CDK and certain other ancillary agreements.

Incremental costs associated with the spin-off of $2.5 million for the three months ended December 31, 2014 and $45.3 million for the six months ended December 31, 2014 are included in discontinued operations on the Statements of Consolidated Earnings and are principally related to professional fees.

On February 28, 2014, the Company completed the sale of its Occupational Health and Safety services business ("OHS") for a pre-tax gain of $15.6 million, less costs to sell, and recorded such gain within earnings from discontinued operations on the Statements of Consolidated Earnings in the three months ended March 31, 2014. OHS was previously reported in the Employer Services segment.

In conjunction with the spin-off of CDK and the sale of OHS, the Company has classified the operating results of these businesses as discontinued operations for all periods presented. The operating results for these businesses were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$—	$489.1	$508.9	$966.7

(Losses)/earnings from discontinued operations before income taxes	(2.5)	99.1	63.1	192.8
Provision for income taxes	—	36.3	68.4	66.3
Net (loss)/earnings from discontinued operations	$(2.5)	$62.8	$(5.3)	$126.5

The following is a summary of the assets and liabilities related to discontinued operations as of June 30, 2014:

June 30, 2014
Assets:
Cash	$397.7
Accounts receivable, net	296.7
Property, plant and equipment, net	109.7
Goodwill	1,226.6
Intangible assets, net	133.5
Other assets	245.5

Total assets	$2,409.7

Liabilities:
Accounts payable	$17.2
Accrued expenses and other current liabilities	128.1
Accrued payroll and payroll related expenses	99.2
Deferred revenues	218.2
Deferred income taxes	70.8
Other liabilities	47.7

Total liabilities	$581.2

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2014
Net earnings from continuing operations	$334.0			$334.0
Weighted average shares (in millions)	476.6	2.1	1.6	480.3
EPS from continuing operations	$0.70			$0.70
Three Months Ended December 31, 2013
Net earnings from continuing operations	$314.2			$314.2
Weighted average shares (in millions)	478.4	2.9	1.5	482.8
EPS from continuing operations	$0.66			$0.65

Six Months Ended December 31, 2014
Net earnings from continuing operations	$632.0			$632.0
Weighted average shares (in millions)	477.6	2.1	1.4	481.0
EPS from continuing operations	$1.32			$1.31
Six Months Ended December 31, 2013
Net earnings from continuing operations	$579.1			$579.1
Weighted average shares (in millions)	479.2	3.0	1.4	483.6
EPS from continuing operations	$1.21			$1.20

Options to purchase 0.1 million shares of common stock for the three months ended December 31, 2013 and 0.1 million shares of common stock for the six months ended December 31, 2013 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Interest income on corporate funds	$(18.3)	$(16.1)	$(36.7)	$(34.6)
Realized gains on available-for-sale securities	(1.7)	(13.2)	(2.7)	(17.5)
Realized losses on available-for-sale securities	0.8	1.6	1.0	2.5
Gain on the sale of notes receivable	—	—	(1.4)	—
Other, net	—	—	—	(0.1)
Other income, net	$(19.2)	$(27.7)	$(39.8)	$(49.7)

During the six months ended December 31, 2014, the Company sold notes receivable related to Dealer Services financing arrangements for a gain of $1.4 million. Refer to Note 7 for further information.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$16,377.8	$—	$—	$16,377.8
Available-for-sale securities:
Corporate bonds	8,842.0	132.7	(16.5)	8,958.2
U.S. Treasury and direct obligations of U.S. government agencies	5,940.2	73.8	(9.5)	6,004.5
Asset-backed securities	2,190.8	6.3	(8.8)	2,188.3
Canadian government obligations and Canadian government agency obligations	968.8	9.2	—	978.0
Canadian provincial bonds	720.8	25.7	(1.2)	745.3
Municipal bonds	549.2	17.2	(0.4)	566.0
Other securities	868.4	19.9	(0.4)	887.9

Total available-for-sale securities	20,080.2	284.8	(36.8)	20,328.2

Total corporate investments and funds held for clients	$36,458.0	$284.8	$(36.8)	$36,706.0

(A) Included within available-for-sale securities are corporate investments with fair values of $148.2 million and funds held for clients with fair values of $20,180.0 million. All available-for-sale securities were included in Level 2.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2014. The Company did not transfer any assets between Level 1 and Level 2 during the six months ended December 31, 2014 or the year ended June 30, 2014. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of December 31, 2014.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2014, are as follows:

	December 31, 2014
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(4.8)	$1,165.0	$(11.7)	$836.1	$(16.5)	$2,001.1
U.S. Treasury and direct obligations of U.S. government agencies	(1.3)	492.5	(8.2)	646.5	(9.5)	1,139.0
Asset-backed securities	(2.1)	733.8	(6.7)	526.9	(8.8)	1,260.7
Canadian government obligations and Canadian government agency obligations	—	43.3	—	—	—	43.3
Canadian provincial bonds	(0.4)	94.6	(0.8)	71.5	(1.2)	166.1
Municipal bonds	(0.3)	88.7	(0.1)	9.0	(0.4)	97.7
Other securities	—	5.6	(0.4)	30.8	(0.4)	36.4
	$(8.9)	$2,623.5	$(27.9)	$2,120.8	$(36.8)	$4,744.3

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

At December 31, 2014, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2015 to June 2023.

At December 31, 2014, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,530.1 million and $1,022.0 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and have maturities ranging from January 2015 through August 2024.

At December 31, 2014, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $1,548.2 million, $364.4 million, and $205.3 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2014.

At December 31, 2014, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $383.0 million, AAA and AA rated sovereign bonds of $319.9 million, and AA rated mortgage-backed securities of $100.8 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2014	2014
Corporate investments:
Cash and cash equivalents	$1,850.8	$1,585.9
Short-term marketable securities	101.9	2,032.2
Long-term marketable securities	46.3	54.1
Total corporate investments	$1,999.0	$3,672.2

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2014	2014
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$14,527.0	$1,187.8
Restricted short-term marketable securities held to satisfy client funds obligations	4,595.7	1,312.5
Restricted long-term marketable securities held to satisfy client funds obligations	15,584.3	16,757.7
Total funds held for clients	$34,707.0	$19,258.0

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $34,461.1 million and $18,963.4 million as of December 31, 2014 and June 30, 2014, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 82% of the available-for-sale securities held a AAA or AA rating at December 31, 2014, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at December 31, 2014.

Expected maturities of available-for-sale securities at December 31, 2014 are as follows:

One year or less	$4,697.5
One year to two years	3,754.4
Two years to three years	3,092.0
Three years to four years	2,098.3
After four years	6,686.0

Total available-for-sale securities	$20,328.2

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

The Company’s trade and accounts receivables, whose carrying value approximates fair value, are as follows:

	December 31, 2014		June 30, 2014
	Current	Long-term	Current	Long-term
Trade receivables	$1,613.7	$—	$1,457.7	$—
Notes receivable	18.5	33.5	94.8	169.9
Less:
Allowance for doubtful accounts - trade receivables	(35.5)	—	(38.1)	—
Allowance for doubtful accounts - notes receivable	(0.4)	(0.6)	(4.7)	(8.3)
Unearned income - notes receivable	(0.7)	(0.9)	(6.0)	(6.2)
	$1,595.6	$32.0	$1,503.7	$155.4

During the six months ended December 31, 2014, the Company sold notes receivable related to Dealer Services financing arrangements for $225.5 million. Although the sale of the notes receivable transfers the majority of the risk to the purchaser, the Company does retain a minimal level of credit risk on the sold receivables. The cash received in exchange for the notes receivable sold was recorded within the operating activities on the Statements of Consolidated Cash Flows and the gain on sale realized was recorded within Other income, net on the Statements of Consolidated Earnings (see Note 5).

The Company determines the allowance for doubtful accounts related to notes receivable based upon a specific reserve for known collection issues, as well as a non-specific reserve based upon aging, both of which are based upon history of such losses and current economic conditions. As of December 31, 2014 and June 30, 2014, there were no notes receivable that were specifically reserved; the entire notes receivable reserve balance was comprised of non-specific reserves.

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2014	$4.7	$8.3
Net provision	0.3	0.6
Chargeoffs	(0.2)	(0.3)
Recoveries and other (A)	(4.4)	(8.0)
Balance at December 31, 2014	$0.4	$0.6

(A) As a result of the sale of the notes receivable related to Dealer Services financing arrangements, the Company released $10.7 million of non-specific reserves that were accrued on the sold notes receivable, which was recorded in selling, general, and administrative expenses on the Statements of Consolidated Earnings.

The allowance for doubtful accounts as a percentage of notes receivable was approximately 2% as of December 31, 2014 and 5% as of June 30, 2014.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience, and charge-offs. As events related to a specific client dictate, the credit quality of a client is reevaluated. Approximately 100% of notes receivable were current at December 31, 2014 and June 30, 2014.

Note 8. Goodwill and Intangibles Assets, net

Changes in goodwill for the six months ended December 31, 2014 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2014 (A)	$1,882.4	$4.8	$1,887.2
Additions and other adjustments, net	6.8	—	6.8
Currency translation adjustments	(60.6)	—	(60.6)
Balance at December 31, 2014 (A)	$1,828.6	$4.8	$1,833.4

(A) The goodwill balance at June 30, 2014 and December 31, 2014 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2014	2014
Intangible assets:
Software and software licenses	$1,582.3	$1,523.2
Customer contracts and lists	638.3	648.7
Other intangibles	209.0	208.3
	2,429.6	2,380.2
Less accumulated amortization:
Software and software licenses	(1,267.6)	(1,231.2)
Customer contracts and lists	(473.8)	(467.1)
Other intangibles	(188.9)	(183.1)
	(1,930.3)	(1,881.4)
Intangible assets, net	$499.3	$498.8

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 3 years for other intangibles).  Amortization of intangible assets was $38.2 million and $34.4 million for the three months ended December 31, 2014 and 2013, respectively, and $75.8 million and $70.1 million for the six months ended December 31, 2014 and 2013, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2015	$71.4
Twelve months ending June 30, 2016	$129.3
Twelve months ending June 30, 2017	$100.4
Twelve months ending June 30, 2018	$52.8
Twelve months ending June 30, 2019	$39.1
Twelve months ending June 30, 2020	$30.5

Note 9. Short-term Financing

The Company has a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2015.  In addition, the Company has a five-year $2.0 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2018 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2014 under the credit agreements.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.5 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  At December 31, 2014, the Company had no commercial paper outstanding. At June 30, 2014, the Company had $2,173.0 million of commercial paper outstanding, which was repaid on July 1, 2014. For the three months ended December 31, 2014 and 2013, the Company's average borrowings were $3.0 billion and $3.3 billion, respectively, at weighted average interest rates of 0.1%. For the six months ended December 31, 2014 and 2013, the Company's average borrowings were $3.1 billion and $3.2 billion, respectively, at weighted average interest rates of 0.1%. The weighted average maturity of the Company’s commercial paper issued during the three and six months ended December 31, 2014 approximated two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days.  At December 31, 2014 and June 30, 2014, the Company had no obligations outstanding related to reverse repurchase agreements. For the three months ended December 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $598.6 million and $402.0 million, respectively, at weighted average interest rates of 0.5% and 0.6%, respectively. For the six months ended December 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $584.7 million and $465.7 million, respectively, at weighted average interest rates of 0.5%. In addition, the Company has $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements.

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

Performance-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock is recognized over the vesting period based on the fair value of the award on the grant date with subsequent adjustments to the number of shares awarded during the performance period based on probable and actual performance against targets. After the performance period, if the performance targets are achieved, employees are eligible to receive dividends during the remaining vesting period on shares awarded under the performance-based restricted stock program.
Performance-based restricted stock units are settled in either cash or stock, depending on the employee's home country, and cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock units settled in cash is recognized over the vesting period initially based on the fair value of the award on the grant date with subsequent adjustments to the number of units awarded during the performance period based on probable and actual performance against targets. In addition, compensation expense is remeasured at each reporting period during the vesting period based on the change in ADP stock price. Compensation expense relating to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date with subsequent adjustments to the number of units awarded based on the probable and actual performance against targets. Dividend equivalents are paid on awards settled in stock under the performance-based restricted stock unit program.

•
Employee Stock Purchase Plan  The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory, and therefore no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 5.2 million shares in the three months ended December 31, 2014 as compared to 1.4 million shares repurchased in the three months ended December 31, 2013 and the Company repurchased 5.7 million shares in the six months ended December 31, 2014 as compared to 5.6 million shares repurchased in the six months ended December 31, 2013. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three and six months ended December 31, 2014 and 2013, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Operating expenses	$7.5	$6.3	$15.1	$10.2
Selling, general and administrative expenses	23.3	22.1	48.9	38.8
System development and programming costs	5.5	4.9	11.1	7.6
Total pretax stock-based compensation expense	$36.3	$33.3	$75.1	$56.6

Income tax benefit	$12.8	$11.9	$26.7	$20.3

Stock-based compensation expense attributable to CDK employees are included in discontinued operations and therefore not presented in the table above. For the three months ended December 31, 2013, such stock-based compensation expense was $5.9 million. For the six months ended December 31, 2014 and 2013, such stock-based compensation expense was $5.1 million and $9.8 million, respectively.

As a result of the spin-off of CDK, the number of vested and unvested ADP stock options, their strike price, and the number of unvested performance-based and time-based restricted shares and units were adjusted to preserve the intrinsic value of the awards immediately prior to the spin-off using an adjustment ratio based on the market close price of ADP stock prior to the spin-off and the market open price of ADP stock subsequent to the spin-off. Since these adjustments were considered to be a modification of the awards in accordance to ASC 718, the Company compared the fair value of the awards immediately prior to the spin-off to the fair value immediately after the spin-off to measure potential incremental stock-based compensation expense, if any. The adjustments did not result in an increase in the fair value of the awards and, accordingly, the Company did not record incremental stock-based compensation expense. Unvested ADP stock options, unvested restricted stock, and unvested restricted stock units held by CDK employees were replaced by CDK awards immediately following the spin-off. The stock-based compensation expense associated with the original grant of ADP awards to remaining ADP employees will continue to be recognized within earnings from continuing operations in the Company's Statement of Consolidated Earnings.

As of December 31, 2014, the total remaining unrecognized compensation expense related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $8.3 million, $23.9 million, and $131.0 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years, 1.4 years, and 1.6 years, respectively.

During the six months ended December 31, 2014, the following activity occurred under the Company’s existing plans, including the impacts related to the spin-off of CDK, described above.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2014	7,931	$52
Options granted	13	$83
Options exercised	(1,258)	$40
Options canceled	(119)	$57
Options increased for spin-off adjustment ratio	849	$47
CDK employee options replaced at spin-off with CDK awards	(823)	$54
Options outstanding at December 31, 2014	6,593	$47

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2014	2,341	571
Restricted shares/units granted	903	215
Restricted shares/units vested	(1,068)	(250)
Restricted shares/units forfeited	(87)	(32)
Share/unit increase for spin-off adjustment ratio	267	64
CDK employee restricted shares/units replaced at spin-off with CDK awards	(189)	(43)
Restricted shares/units outstanding at December 31, 2014	2,167	525

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2014	803	318
Restricted shares/units granted	339	217
Restricted shares/units vested	(223)	(13)
Restricted shares/units forfeited	(44)	(10)
Share/unit increase for spin-off adjustment ratio	118	67
CDK employee restricted shares/units replaced at spin-off with CDK awards	(45)	(35)
Restricted shares/units outstanding at December 31, 2014	948	544

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Six Months Ended
	December 31,
	2014	2013
Risk-free interest rate	1.9%	1.5%
Dividend yield	2.3%	2.4%
Weighted average volatility factor	22.8%	23.6%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars) (A)	$12.45	$10.94

(A) The weighted average fair values were adjusted to reflect the impact of the spin-off of CDK.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Service cost – benefits earned during the period	$16.5	$16.6	$35.7	$33.2
Interest cost on projected benefits	15.7	15.7	31.5	31.3
Expected return on plan assets	(32.5)	(29.9)	(65.0)	(59.7)
Net amortization and deferral	4.3	5.0	8.7	10.0
Curtailments and special termination benefits	—	—	3.2	—
Net pension expense	$4.0	$7.4	$14.1	$14.8

Net pension expense for the three months ended December 31, 2013 includes $1.2 million reported within earnings from discontinued operations on the Statement of Consolidated Earnings and net pension expense for the six months ended December 31, 2014 and 2013 includes $4.3 million and $2.4 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for the six months ended December 31, 2014 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

Note 11. Income Taxes

The effective tax rate for the three months ended December 31, 2014 and 2013 was 33.3% and 32.0%, respectively. The increase in the effective tax rate is due to the resolution of certain tax matters during the three months ended December 31, 2013, partially offset by income tax benefits in the three months ended December 31, 2014 related to the usage of foreign tax credits in a planned repatriation of foreign earnings and a change in tax law.

The effective tax rate for the six months ended December 31, 2014 and 2013 was 33.7% and 33.1%, respectively. The increase in the effective tax rate is due to the resolution of certain tax matters during the six months ended December 31, 2013, partially offset by income tax benefits in the six months ended December 31, 2014 related to the usage of foreign tax credits in a planned repatriation of foreign earnings, a change in tax law, and adjustments to the tax liability.

Note 12. Commitments and Contingencies

In June 2011, the Company received a Commissioner’s Charge from the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging that the Company has violated Title VII of the Civil Rights Act of 1964 by refusing to recruit, hire, transfer, and promote certain persons on the basis of their race, in the State of Illinois from at least the period of January 1, 2007 to the present.  The Company continues to investigate the allegations set forth in the Commissioner’s Charge and is cooperating with the EEOC’s investigation.

On July 18, 2011, athenahealth, Inc. filed a complaint against ADP AdvancedMD, Inc. (“ADP AdvancedMD”), a subsidiary of the Company. The complaint alleged that ADP AdvancedMD’s activities in providing medical practice management and billing and revenue management software and associated services to physicians and medical practice managers infringed two patents owned by athenahealth, Inc. The complaint sought monetary damages, injunctive relief, and costs. In November 2014, the parties entered into a settlement agreement to end this litigation and dismiss all claims and counterclaims.  The terms of the settlement did not have a material adverse impact on the Company's results of operations, financial condition or cash flows.

The Company is subject to various claims and litigation in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. Although the Company currently believes that resolving its outstanding claims, individually or in aggregate, will not have a material adverse impact on the consolidated financial statements, these matters involve complex issues subject to inherent uncertainty and there can be no assurance that these matters will be resolved in a manner not adverse to the Company.

It is not the Company’s business practice to enter into off-balance sheet arrangements. In the normal course of business, the Company may enter into contracts in which it makes representations and warranties that relate to the performance of the

Company’s services and products.  The Company does not expect any material losses related to such representations and warranties.

As a result of the CDK spin-off, the Company's obligations decreased from those disclosed in the Annual Report on Form 10-K for fiscal 2014 as certain of these obligations were assumed by CDK. The minimum commitments related to CDK on June 30, 2014 for various facilities and equipment leases and software license agreements were as follows:

Years ending June 30,
2015	$32.0
2016	22.1
2017	12.7
2018	5.2
2019	3.8
Thereafter	5.6
$81.4

CDK also had obligations related to purchase and maintenance agreements on software, equipment, and other assets of which $2.9 million, $4.1 million, and $2.4 million relates to fiscal years ending June 30, 2015, 2016, and 2017, respectively, which were assumed by CDK as part of the spin-off.

The Company has obligations related to purchase and maintenance agreements on the software, equipment, and other assets that were disclosed in its Annual Report on Form 10-K for fiscal 2014. In December 2014, the Company extended the term of a contract, which resulted in incremental obligations of $43.1 million and $87.3 million for the fiscal years ending June 30, 2019 and June 30, 2020, respectively.

Note 13. Foreign Currency Risk Management Programs

The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.  The Company had no derivative financial instruments outstanding at December 31, 2014 or June 30, 2014.

Note 14. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2014
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income
Balance at September 30, 2014	$(97.6)	$151.0		$(127.5)		$(74.1)
Other comprehensive (loss)/income before reclassification adjustments	(56.8)	19.4		—		(37.4)
Tax effect	—	(6.1)		—		(6.1)
Reclassification adjustments to net earnings	—	(0.9)	(A)	5.0	(B)	4.1
Tax effect	—	0.3		(1.5)		(1.2)
Balance at December 31, 2014	$(154.4)	$163.7		$(124.0)		$(114.7)

	Three Months Ended
	December 31, 2013
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income
Balance at September 30, 2013	$82.9	$194.3		$(206.7)		$70.5
Other comprehensive loss before reclassification adjustments	(6.8)	(74.5)		—		(81.3)
Tax effect	—	25.5		—		25.5
Reclassification adjustments to net earnings	—	(11.6)	(A)	5.2	(B)	(6.4)
Tax effect	—	4.3		(1.9)		2.4
Balance at December 31, 2013	$76.1	$138.0		$(203.4)		$10.7

	Six Months Ended
	December 31, 2014
	Currency Translation Adjustment		Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income
Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive loss before reclassification adjustments	(165.7)		(74.7)		—		(240.4)
Tax effect	—		27.9		—		27.9
Reclassification adjustments to net earnings	—		(1.7)	(A)	13.2	(B)	11.5
Tax effect	—		0.6		(4.3)		(3.7)
Reclassification adjustments to retained earnings	(88.2)	(C)	—		—		(88.2)
Balance at December 31, 2014	$(154.4)		$163.7		$(124.0)		$(114.7)

	Six Months Ended
	December 31, 2013
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income
Balance at June 30, 2013	$39.6	$186.7		$(210.9)		$15.4
Other comprehensive income/(loss) before reclassification adjustments	36.5	(59.8)		—		(23.3)
Tax effect	—	20.5		—		20.5
Reclassification adjustments to net earnings	—	(15.0)	(A)	10.3	(B)	(4.7)
Tax effect	—	5.6		(2.8)		2.8
Balance at December 31, 2013	$76.1	$138.0		$(203.4)		$10.7

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 10).

(C) Reclassification adjustment out of AOCI is related to the CDK spin-off and included in retained earnings on the Consolidated Balance Sheets.

Note 15. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services.  The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, the elimination of intercompany transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Employer Services	$2,169.9	$2,082.1	$4,269.0	$4,045.3
PEO Services	625.8	531.1	1,220.8	1,036.1
Other	(2.7)	(0.2)	(2.9)	—
Reconciling item:
Client fund interest	(131.7)	(119.3)	(251.8)	(225.7)
	$2,661.3	$2,493.7	$5,235.1	$4,855.7

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Employer Services	$627.4	$596.0	$1,211.5	$1,119.3
PEO Services	78.7	59.5	145.4	111.4
Other	(73.3)	(74.2)	(151.5)	(139.4)
Reconciling item:
Client fund interest	(131.7)	(119.3)	(251.8)	(225.7)
	$501.1	$462.0	$953.6	$865.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries ("ADP" or "the Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining, and selling additional services to clients; the pricing of products and services; changes in, or interpretations of, existing legislation or regulations, or compliance with new legislation or regulations; overall market, political, and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit rating and the impact on our funding costs and profitability; vulnerability to security breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 ("fiscal 2014") should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements and relevant footnotes have been adjusted for discontinued operations.  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for fiscal 2014 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

During the six months ended December 31, 2014, we have more narrowly focused our attention on our global HCM strategy and our results continue to reflect the strength of our underlying business model and our success in the market. This increased focus is evident by the separation of our former Dealer Services business into its own independent, publicly traded company called CDK Global, Inc. ("CDK") on September 30, 2014 and our investments in product innovation and our salesforce.

Despite pressure from foreign currency translation and margin pressure from our high-margin client funds interest revenue, which grew at a slower rate than overall revenue, we remain pleased with the solid performance of our business segments. We expect this pressure from foreign currency translation and client funds interest revenue to continue through the remainder of the fiscal year ended June 30, 2015 ("fiscal 2015"). Both of our business segments have driven solid organic revenue growth and pretax margin expansion in the six months ended December 31, 2014. An improving economic backdrop in the United States, our focus on product innovation, and investments in and productivity of our salesforce led to growth in new business bookings. Our new business started during the year from new business bookings shows the strength of our salesforce and our implementation teams' ability to execute on new client starts. Revenue retention improved across our business segments and we continue to benefit from the strength of the pays per control in our client base, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. Our financial condition and balance sheet remain solid at December 31, 2014, with cash and cash equivalents and marketable securities of approximately $2.0 billion.
We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. We invest our funds held for clients in accordance with ADP's prudent and conservative investment guidelines, where the safety of principal, liquidity, and diversification are the foremost objectives of our investment strategy. We continue to return excess cash to our shareholders through dividends and our share repurchase program. In connection with the spin-off of CDK, we received $825.0 million from CDK as a tax-free dividend, which we have begun to return to shareholders via share repurchases during the three months ended December 31, 2014. We plan to return the remaining CDK dividend to our shareholders via share repurchases by the end of fiscal 2015, depending on market conditions.

Analysis of Consolidated Operations

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Total revenues from continuing operations	$2,661.3	$2,493.7	$167.6	7%	$5,235.1	$4,855.7	$379.4	8%

Costs of revenues:
Operating expenses	1,386.0	1,289.8	96.2	7%	2,749.2	2,549.3	199.9	8%
Systems development and programming costs	148.8	138.5	10.3	7%	295.6	271.0	24.6	9%
Depreciation and amortization	52.2	50.3	1.9	4%	104.1	99.1	5.0	5%
Total costs of revenues	1,587.0	1,478.6	108.4	7%	3,148.9	2,919.4	229.5	8%

Selling, general and administrative costs	590.2	578.8	11.4	2%	1,168.3	1,116.5	51.8	5%
Interest expense	2.2	2.0	0.2	10%	4.1	3.9	0.2	5%
Total expenses	2,179.4	2,059.4	120.0	6%	4,321.3	4,039.8	281.5	7%

Other income, net	(19.2)	(27.7)	(8.5)	(31)%	(39.8)	(49.7)	(9.9)	20%

Earnings from continuing operations before income taxes	$501.1	$462.0	$39.1	8%	$953.6	$865.6	$88.0	10%
Margin	18.8%	18.5%			18.2%	17.8%

Provision for income taxes	$167.1	$147.8	$19.3	13%	$321.6	$286.5	$35.1	12%
Effective tax rate	33.3%	32.0%			33.7%	33.1%

Net earnings from continuing operations	$334.0	$314.2	$19.8	6%	$632.0	$579.1	$52.9	9%

Diluted earnings per share from continuing operations	$0.70	$0.65	$0.05	8%	$1.31	$1.20	$0.11	9%

Total Revenues

Total revenues increased $167.6 million, or 7%, to $2,661.3 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, primarily due to an increase in revenues in Employer Services of 4%, or $87.8 million, to $2,169.9 million and an increase in revenues in Professional Employer Organization ("PEO") Services of 18%, or $94.7 million, to $625.8 million.  For the three months ended December 31, 2014, Employer Services revenue growth and total revenue growth were negatively impacted two percentage points and one percentage point, respectively, due to unfavorable foreign currency translation.

Total revenues for the three months ended December 31, 2014 include interest on funds held for clients of $91.0 million, as compared to $89.2 million for the three months ended December 31, 2013.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 7%, to $19.8 billion, for the three months ended December 31, 2014, offset by the decrease in the average interest rate earned to 1.8% for the three months ended December 31, 2014, as compared to 1.9% for the three months ended December 31, 2013.

Total revenues increased $379.4 million, or 8%, to $5,235.1 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, primarily due to an increase in revenues in Employer Services of 6%, or $223.7 million, to $4,269.0 million and an increase in revenues in PEO Services of 18%, or $184.7 million, to $1,220.8 million.

Total revenues for the six months ended December 31, 2014 include interest on funds held for clients of $181.3 million, as compared to $178.4 million for the six months ended December 31, 2013.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 7%, to $19.3 billion, for the six months ended December 31, 2014, offset by the decrease in the average interest rate earned to 1.9% for the six months ended December 31, 2014, as compared to 2.0% for the six months ended December 31, 2013.

Total Expenses

Our total expenses increased $120.0 million, or 6%, to $2,179.4 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.  The increase in our total expenses was primarily due to an increase in operating expenses of $96.2 million, an increase in selling, general and administrative expenses of $11.4 million, and an increase in systems development and programming costs of $10.3 million.

Our total expenses increased $281.5 million, or 7%, to $4,321.3 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.  The increase in our total expenses was primarily due to an increase in operating expenses of $199.9 million, an increase in selling, general and administrative expenses of $51.8 million, and an increase in systems development and programming costs of $24.6 million.

Our total costs of revenues increased $108.4 million, or 7%, to $1,587.0 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, primarily due to an increase in operating expenses of $96.2 million and an increase in systems development and programming costs of $10.3 million.

Our total costs of revenues increased $229.5 million, or 8%, to $3,148.9 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, primarily due to an increase in operating expenses of $199.9 million and an increase in systems development and programming costs of $24.6 million.

Operating expenses increased $96.2 million, or 7%, for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, due to the increase in revenues described above, including the increase in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $470.3 million for the three months ended December 31, 2014, which included costs for benefits coverage of $396.3 million and costs for workers’ compensation and payment of state unemployment taxes of $74.0 million.  These pass-through costs were $400.9 million for the three months ended December 31, 2013, which included costs for benefits coverage of $335.0 million and costs for workers’ compensation and payment of state unemployment taxes of $65.9 million.

Operating expenses increased $199.9 million, or 8%, for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, due to the increase in revenues described above, including the increase in PEO Services, which has pass-through costs that are re-billable and which includes costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $924.7 million for the six months ended December 31, 2014, which included costs for benefits coverage of $779.2 million and costs for workers’ compensation and payment of state unemployment taxes of $145.5 million.  These pass-through costs were $787.6 million for the six months ended December 31, 2013, which included costs for benefits coverage of $659.8 million and costs for workers’ compensation and payment of state unemployment taxes of $127.8 million.

Systems development and programming costs increased $10.3 million, or 7%, for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Systems development and programming costs increased $24.6 million, or 9%, for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $11.4 million, or 2%, for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.  The increase was primarily related to an increase in selling expenses of $29.4 million resulting from growth in our salesforce, partially offset by $10.3 million less severance expense.

Selling, general and administrative expenses increased $51.8 million, or 5%, for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.  The increase was primarily related to an increase in selling expenses of $52.0 million resulting from growth in our salesforce.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2014	2013	$ Change	2014	2013	$ Change
Interest income on corporate funds	$(18.3)	$(16.1)	$2.2	$(36.7)	$(34.6)	$2.1
Realized gains on available-for-sale securities	(1.7)	(13.2)	(11.5)	(2.7)	(17.5)	(14.8)
Realized losses on available-for-sale securities	0.8	1.6	0.8	1.0	2.5	1.5
Gain on the sale of notes receivable	—	—	—	(1.4)	—	1.4
Other, net	—	—	—	—	(0.1)	(0.1)
Other income, net	$(19.2)	$(27.7)	$(8.5)	$(39.8)	$(49.7)	$(9.9)

Other income, net, decreased $8.5 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.  The decrease was primarily due to a $10.7 million decrease in net realized gains on our available-for-sale securities in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.

Other income, net, decreased $9.9 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.  The decrease was primarily due to a $13.3 million decrease in net realized gains on our available-for-sale securities in the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, partially offset by a gain of $1.4 million on the sale of notes receivable related to our Dealer Services financing arrangements.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $39.1 million, or 8%, to $501.1 million for the three months ended December 31, 2014. Overall margin increased from 18.5% to 18.8% primarily due to operating efficiencies in our business segments as our operating costs related to servicing our clients increased slower than our segment revenues.

Earnings from continuing operations before income taxes increased $88.0 million, or 10%, to $953.6 million for the six months ended December 31, 2014. Overall margin increased from 17.8% to 18.2% primarily due to operating efficiencies in our business segments as our operating costs related to servicing our clients increased slower than our segment revenues.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2014 and 2013 was 33.3% and 32.0%, respectively. The increase in the effective tax rate is due to the resolution of certain tax matters during the three months ended December 31, 2013, partially offset by income tax benefits in the three months ended December 31, 2014 related to the usage of foreign tax credits in a planned repatriation of foreign earnings and a change in tax law.

The effective tax rate for the six months ended December 31, 2014 and 2013 was 33.7% and 33.1%, respectively. The increase in the effective tax rate is due to the resolution of certain tax matters during the six months ended December 31, 2013, partially offset by income tax benefits in the six months ended December 31, 2014 related to the usage of foreign tax credits in a planned repatriation of foreign earnings, a change in tax law, and adjustments to the tax liability.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $19.8 million, or 6%, to $334.0 million for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. Diluted earnings per share from continuing operations increased 8% to $0.70 for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.

Net earnings from continuing operations increased $52.9 million, or 9%, to $632.0 million for the six months ended December 31, 2014, compared to the six months ended December 31, 2013. Diluted earnings per share from continuing operations increased 9% to $1.31 for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.

For the three and six months ended December 31, 2014, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of approximately 5.7 million shares during the six months ended December 31, 2014 and the repurchase of 9.0 million shares in fiscal 2014.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Employer Services	$2,169.9	$2,082.1	$87.8	4%	$4,269.0	$4,045.3	$223.7	6%
PEO Services	625.8	531.1	94.7	18%	1,220.8	1,036.1	184.7	18%
Other	(2.7)	(0.2)	(2.5)		(2.9)	—	(2.9)
Reconciling item:
Client fund interest	(131.7)	(119.3)	(12.4)		(251.8)	(225.7)	(26.1)
	$2,661.3	$2,493.7	$167.6	7%	$5,235.1	$4,855.7	$379.4	8%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Employer Services	$627.4	$596.0	$31.4	5%	$1,211.5	$1,119.3	$92.2	8%
PEO Services	78.7	59.5	19.2	32%	145.4	111.4	34.0	31%
Other	(73.3)	(74.2)	0.9		(151.5)	(139.4)	(12.1)
Reconciling item:
Client fund interest	(131.7)	(119.3)	(12.4)		(251.8)	(225.7)	(26.1)
	$501.1	$462.0	$39.1	8%	$953.6	$865.6	$88.0	10%

Employer Services

Revenues

Employer Services' revenues increased $87.8 million, or 4%, to $2,169.9 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Revenues increased due to new business started during the year from new business bookings, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. For the three months ended December 31, 2014, Employer Services' revenues were negatively impacted two percentage points due to unfavorable foreign currency translation. Our worldwide client revenue retention rate for the three months ended December 31, 2014 increased 20 basis points as compared to our rate for the three months ended December 31, 2013 and our pays per control increased 3.0% for the three months ended December 31, 2014.

Employer Services' revenues increased $223.7 million, or 6%, to $4,269.0 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013. Revenues increased due to new business started during the year from new business bookings, an increase in the number of employees on our clients’ payrolls, and the impact of price increases. Our worldwide client revenue retention rate for the six months ended December 31, 2014 increased 40 basis points as compared to our rate for the six months ended December 31, 2013 and our pays per control increased 3.0% for the six months ended December 31, 2014.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased $31.4 million, or 5%, to $627.4 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.  The increase was due to increased revenues of $87.8 million discussed above, which was partially offset by an increase in expenses of $56.4 million.  The increase in expenses is related to increased revenues, including increased labor-related costs which grew at a slower rate than revenues over the same period in the prior year, and an increase in selling expense due to higher new business bookings. Overall margin increased from 28.6% to 28.9% for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, due to increased operating efficiencies as our operating costs related to servicing our clients increased slower than our revenues, partially offset by selling expense increasing faster than revenue due to strong new bookings growth during the three months ended December 31, 2014.

Employer Services’ earnings from continuing operations before income taxes increased $92.2 million, or 8%, to $1,211.5 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.  The increase was due to increased revenues of $223.7 million discussed above, which was partially offset by an increase in expenses of $131.5 million.  The increase in expenses is related to increased revenues, including increased labor-related costs which grew at a slower rate than revenues over the same period in the prior year, and an increase in selling expense due to higher new business bookings. Overall margin increased from 27.7% to 28.4% for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, due to increased operating efficiencies as our operating costs related to servicing our clients increased slower than our revenues, partially offset by selling expense increasing faster than revenue due to strong new bookings growth during the six months ended December 31, 2014.

PEO Services

Revenues

PEO Services' revenues increased $94.7 million, or 18%, to $625.8 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.  Such revenues include pass-through costs of $470.3 million for the three months ended December 31, 2014 and $400.9 million for the three months ended December 31, 2013 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 15% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

PEO Services' revenues increased $184.7 million, or 18%, to $1,220.8 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.  Such revenues include pass-through costs of $924.7 million for the six months ended December 31, 2014 and $787.6 million for the six months ended December 31, 2013 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 15% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased $19.2 million, or 32%, to $78.7 million for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.  Earnings from continuing operations before income taxes increased due to the increase in the average number of worksite employees and operating efficiencies.  Overall margin increased from 11.2% to 12.6% for the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, due to operating efficiencies and sales productivity.

PEO Services’ earnings from continuing operations before income taxes increased $34.0 million, or 31%, to $145.4 million for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013.  Earnings from continuing operations before income taxes increased due to the increase in the average number of worksite employees and operating efficiencies.  Overall margin increased from 10.8% to 11.9% for the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, due to operating efficiencies and sales productivity.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, the elimination of intercompany transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the six months ended December 31, 2014, ADP Indemnity paid a premium of $167.9 million to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2015 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees. In addition, during the six months ended December 31, 2013, ADP Indemnity paid a premium of $142.4 million to enter into a reinsurance agreement for the fiscal 2014 policy year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, cash and cash equivalents and marketable securities were $1,999.0 million, stockholders' equity was $5,492.2 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients, client funds obligations, and assets and liabilities of the discontinued operations at December 31, 2014 was $2,099.9 million, as compared to $1,192.5 million at June 30, 2014. The increase in working capital was due to an increase in cash and cash equivalents of $264.9 million, which includes proceeds from the sale of the notes receivable associated with our Dealer Services financing arrangements of $225.5 million and the dividend received from CDK of $825.0 million during the six months ended December 31, 2014. We have begun to return this dividend to our shareholders via share repurchases during the three months ended December 31, 2014, and plan to return the remainder of this dividend to our shareholders through share repurchases during the remainder of fiscal 2015, depending on market conditions. The increase in working capital was also driven by an increase in other current assets and a decrease in accrued payroll and payroll-related expense.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand.  We also have the ability to borrow through our financing arrangements under our U.S. commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.  We generated positive cash flows from operations during the six months ended December 31, 2014 and we held approximately $2.0 billion of cash and marketable securities at December 31, 2014. Of the cash and cash equivalents and marketable securities held at December 31, 2014, $0.6 billion was held by our foreign subsidiaries.  Amounts held by foreign subsidiaries, if repatriated to the U.S., would generally be subject to foreign withholding and U.S. income taxes, adjusted for foreign tax credits.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2014 and 2013, are summarized as follows:

	Six Months Ended
	December 31,
	2014	2013	$ Change
Cash provided by (used in):
Operating activities	$607.1	$473.0	$134.1
Investing activities	(13,379.8)	(6,223.8)	(7,156.0)
Financing activities	12,702.6	5,317.1	7,385.5
Effect of exchange rate changes on cash and cash equivalents	(62.7)	1.7	(64.4)
Net change in cash and cash equivalents	$(132.8)	$(432.0)	$299.2

Net cash flows provided by operating activities were $607.1 million for the six months ended December 31, 2014, as compared to $473.0 million for the six months ended December 31, 2013.  Operating cash flows for the six months ended December 31, 2014 and December 31, 2013 included cash payments for reinsurance agreements of $167.9 million and $142.4 million, respectively. The increase in net cash flows provided by operating activities was primarily due to the proceeds from the sale of notes receivable related to Dealer Services financing arrangements, which were sold during the six months ended December 31, 2014, of $225.5 million, and our contribution to our pension plans of $5.0 million for the six months ended December 31, 2014 compared to $79.9 million for the six months ended December 31, 2013, partially offset by the net changes in the components of working capital and the decrease in net income.

Net cash flows used in investing activities were $13,379.8 million for the six months ended December 31, 2014, as compared to $6,223.8 million for the six months ended December 31, 2013. The net change in cash used in investing activities is primarily due to the timing and disbursements of restricted cash and cash equivalents held to satisfy client fund obligations of $7,538.8 million and the timing of purchases of and proceeds from corporate and client funds marketable securities of $292.9 million, partially offset by the receipt of the CDK dividend during the six months ended December 31, 2014.

Net cash flows provided by financing activities were $12,702.6 million for the six months ended December 31, 2014 as compared to $5,317.1 million for the six months ended December 31, 2013.  The net change in cash provided by financing activities is primarily due to the net change in client funds obligations of $9,476.0 million as a result of the timing of cash received partially offset by the timing of repayments under our commercial paper program, which is dependent upon our short-term financing needs related to client fund obligations. As a result of the receipt of the $825.0 million CDK dividend on September 30, 2014, we have begun repurchasing shares of our stock and plan to use the remaining proceeds from this dividend to repurchase shares of our stock during the remainder of fiscal 2015, subject to market conditions.

We purchased approximately 5.7 million shares of our common stock at an average price per share of $83.25 during the six months ended December 31, 2014 compared to purchases of 5.6 million shares at an average price per share of $73.08 during the six months ended December 31, 2013.  From time to time, we may repurchase shares of our common stock under our authorized share repurchase program.  We consider several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $7.5 billion in aggregate maturity value of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended December 31, 2014 and 2013, our average borrowings were $3.0 billion and $3.3 billion, respectively, at weighted average interest rates of 0.1%. For the six months ended December 31, 2014 and 2013, our average borrowings were $3.1 billion and $3.2 billion, respectively, at weighted average interest rates of 0.1%. The weighted average maturity of our commercial paper during the three and six months ended December 31, 2014 approximated two days. We have successfully borrowed through the use of our commercial paper program on an as-needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2014, we had $2.2 billion for commercial paper outstanding, which was repaid on July 1, 2014.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2014 and June 30, 2014, the Company had no obligations outstanding related to reverse repurchase agreements. For the three months ended December 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $598.6 million and $402.0 million, respectively, at weighted average interest rates of 0.5% and 0.6%, respectively. For the six months ended December 31, 2014 and 2013, the Company had average outstanding balances under reverse repurchase agreements of $584.7 million and $465.7 million, respectively, at weighted average interest rates of 0.5%. In addition, we have $3.25 billion available to us on a committed basis under these reverse repurchase agreements.  We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.25 billion available to us under the committed reverse repurchase agreements.

We have a $2.25 billion, 364-day credit agreement with a group of lenders that matures in June 2015. In addition, we have a five-year $2.0 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2018 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through December 31, 2014 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $7.5 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, asset-backed commercial paper, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, rate reduction, and other asset-backed securities, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations for the six months ended December 31, 2014 were $77.2 million, as compared to $78.8 million for the six months ended December 31, 2013.  Capital expenditures for continuing operations for fiscal 2015 are expected to be between $175 million and $200, million as compared to $175.1 million in fiscal 2014.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At December 31, 2014, approximately 92% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $7.5 billion commercial paper program (rated A-1+ by Standard & Poor’s and Prime-1 (P-1) by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.25 billion of which is available on a committed basis), and available borrowings under our $7.5 billion committed revolving credit facilities, the primary uses of which are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Average investment balances at cost:
Corporate investments	$5,776.2	$4,852.7	$5,558.1	$4,933.8
Funds held for clients	19,815.3	18,542.1	19,260.2	17,982.4
Total	$25,591.5	$23,394.8	$24,818.3	$22,916.2

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.3%	1.4%	1.3%	1.4%
Funds held for clients	1.8%	1.9%	1.9%	2.0%
Total	1.7%	1.8%	1.8%	1.9%

Realized gains on available-for-sale securities	$1.7	$13.2	$2.7	$17.5
Realized losses on available-for-sale securities	(0.8)	(1.6)	(1.0)	(2.5)
Net realized gains on available-for-sale securities	$0.9	$11.6	$1.7	$15.0

	December 31, 2014	June 30, 2014
Net unrealized pre-tax gains on available-for-sale securities	$248.0	$324.4

Total available-for-sale securities at fair value	$20,328.2	$20,156.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased from 1.8% for the three months ended December 31, 2013 to 1.7% for the three months ended December 31, 2014 and from 1.9% for the six months ended December 31, 2013 to 1.8% for the six months ended December 31, 2014.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $13 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2015.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2015.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 82% of our available-for-sale securities held a AAA or AA rating at December 31, 2014.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We expect pressure from foreign currency translation to impact our revenue and earnings from continuing operations before income taxes throughout the remainder of fiscal 2015. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at December 31, 2014 or June 30, 2014.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2014	151,261	$80.83	150,000	44,768,634

November 1 to 30, 2014	2,462,030	$84.35	2,461,619	42,307,015

December 1 to 31, 2014	2,556,472	$84.74	2,556,472	39,750,543
Total	5,169,763		5,168,091

(1)  During the three months ended December 31, 2014, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 1,672 shares at the then market value of the shares in connection with the exercise by employees of their options under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 5, 2015	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)