Form 10-K
period 2015-06-30
AUTOMATIC DATA PROCESSING INC
filed 2015-08-07
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $39,778,918,109. On July 31, 2015 there were 465,810,128 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General

ADP® was founded in 1949 on an innovative idea to help business owners focus on core business activities by relieving them of certain administrative tasks such as payroll. Automatic Data Processing, Inc. was incorporated in the State of Delaware in June 1961 and completed its initial public offering in September 1961. A pioneer in business process outsourcing, today we are one of the world’s leading providers of human capital management solutions to employers, offering solutions to businesses of all sizes, whether they have simple or complex needs. We serve more than 630,000 clients in more than 100 countries. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP”.
When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.
Available Information
Our corporate website, www.adp.com, provides materials for investors and information about our services. ADP’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (SEC) and are also available at the SEC’s website at www.sec.gov. The content on any website referenced in this filing is not incorporated by reference into this filing unless expressly noted otherwise.
BUSINESS OVERVIEW
ADP's Mission and Strategy

For 66 years, ADP’s mission has been to help organizations unlock their business potential with our insightful solutions. Our commitment to service excellence lies at the core of our relationship with each of our clients, whether a small, mid-sized or large organization, in one or multiple countries. We innovate to deliver new solutions that anticipate client needs in all of our markets. We help businesses focus on and optimize the most important investment they make - their investment in their people. From recruitment to talent management to retirement, our combination of expertise and technology offers insights that help our clients leverage human capital management (HCM) to drive better business results.
Our business strategy is based upon the following three strategic pillars, which are designed to position ADP as the global market leader in technology-enabled HCM services:

•	grow a complete suite of cloud-based HCM solutions;

•	invest to grow and scale our market leading HR Business Process Outsourcing (BPO) solutions by leveraging our platforms and processes; and

•	leverage our global presence to offer clients HCM solutions where they do business.

Reportable Segments
ADP’s two reportable business segments are Employer Services and Professional Employer Organization (PEO) Services. For financial data by segment and by geographic area, see Note 13 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.
Prior to October 1, 2014, ADP had three reportable segments, which included our former Dealer Services business. On September 30, 2014, the Company completed the tax-free spinoff of the Dealer Services business through the distribution of all of the issued and outstanding common stock of CDK Global, Inc. (“CDK”) to the Company’s stockholders. CDK was formed to hold the Company’s Dealer Services business and, as a result of the distribution, became an independent public company trading under the symbol “CDK” on the NASDAQ Global Select Market.

Employer Services. Our Employer Services segment offers a comprehensive range of business outsourcing and technology-enabled HCM solutions. These offerings include:

•	Payroll Services

•	Benefits Administration

•	Recruiting and Talent Management

•	Human Resources Management

•	Time and Attendance Management

•	Insurance Services

•	Retirement Services

•	Payment and Compliance Solutions

Employer Services’ approach to the market is to deliver solutions and services that best meet clients’ requirements. Employer Services serves clients ranging from small businesses to large enterprises with multinational operations.
Professional Employer Organization (PEO) Services. ADP’s PEO business, called ADP TotalSource®, has 63 offices located in 31 states and serves approximately 8,700 clients with comprehensive employment administration outsourcing solutions through a co-employment relationship in which employees who work at a client’s location (referred to as “worksite employees”) are co-employed by us and the client. ADP TotalSource is the largest PEO in the United States based on the number of worksite employees, serving approximately 387,000 worksite employees in all 50 states.
PRODUCTS AND SERVICES

Employer Services’ Products and Services
Human Capital Management (HCM). In order to serve the unique needs of diverse types of businesses, ADP provides a range of solutions, via a software- and service-based delivery model, which businesses of all sizes can use to recruit, staff, pay, manage, and retain employees. We serve approximately 500,000 clients via ADP’s software as a service (SaaS) offerings, commonly referred to as “the cloud.” As a leader in the growing HR Business Process Outsourcing (BPO) market, we also offer seamless outsourcing solutions that enable our clients to outsource their HR, time and attendance management, payroll, and benefits administration functions to ADP. In addition, our mobile applications enable businesses to process their payroll, and give more than 5 million of our clients’ employees convenient access to their HR information, via multiple mobile device platforms, around the world and in more than 30 languages. ADP has also opened access to developers and system integrators through certain of our strategic platforms’ Application Programming Interface Libraries. This access enables the exchange of data housed in ADP's databases in order to create a unified HCM ecosystem informed by a single repository of workforce data.
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions to assist employers of all sizes in all stages of the employment cycle from recruitment to retirement:

•
RUN Powered by ADP® is used by more than 440,000 small businesses in the United States. It combines a software platform for managing small business payroll, human resources management and tax compliance administration, with 24/7 service and support from our team of small business experts. RUN Powered by ADP also integrates with other available ADP services, such as time and attendance tracking, workers’ compensation insurance premium payment plans, and certain retirement plans.

•
ADP Workforce Now® is a flexible HCM solution used by approximately 60,000 mid-sized businesses to manage their employees. More businesses use ADP Workforce Now than any other HCM solution designed for mid-sized businesses.

•
ADP Vantage HCM® is a solution for large enterprises in the United States. It offers a comprehensive set of human capital management capabilities within a single solution that unifies the five major areas of HCM: human resources management, benefits administration, payroll, time and attendance management, and talent management.

•
ADP GlobalView® and ADP Streamline® are HCM solutions for multinational companies. Available alone or together depending on client needs, GlobalView and ADP Streamline allow companies of all sizes-from those with small and mid-sized operations to the largest multinational corporations-to standardize their HCM strategies across geographical regions, including multi-country payroll and human resources management, talent management, and time and attendance management.

•
Outside the United States, ADP offers comprehensive HCM solutions on local, country-specific platforms. These suites of services offer various combinations of payroll, human resources management, time and attendance management and talent management, depending on the country in which the solution is provided.

Payroll Services. ADP provides flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. ADP provides employers with a wide range of payroll options, ranging from manually calling in their payroll requirements to our specialists; entering their payroll data online with an internet-based solution or via a mobile device; or outsourcing their entire payroll process to ADP. ADP also enables its largest clients to interface their major enterprise resource planning (ERP) applications with ADP’s outsourced payroll services. Employers can choose a variety of payroll payment options ranging from professionally printed checks to ADP’s electronic wage payment and, in the United States, payroll card solutions. ADP also prepares and files federal, state and local payroll tax returns and quarterly and annual Social Security, Medicare, and federal, state and local income tax withholding reports on our clients’ behalf in the United States, and prepares and files similar reports internationally on behalf of our clients. In addition, as part of our payroll services globally, ADP supplies year-end regulatory and legislative tax statements and other forms to our clients’ employees. For those clients who choose to process payroll in-house, in the United States, ADP also delivers our Payment and Compliance Solutions described below.
Benefits Administration. In the United States, ADP provides flexible solutions for outsourced employee benefits administration. Employee benefits administration options in the United States include health and welfare administration, spending account management (health care spending accounts, dependent care spending accounts, health reimbursement arrangements, health savings accounts, commuter benefits, and employee reimbursement services), COBRA administration, direct bill services, leave administration services, insurance carrier enrollment services, employee communication services, and dependent verification services. In addition, ADP benefits administration solutions offer employers an efficient cloud-based eligibility and enrollment system. It provides their employees with tools, communications, and other resources they need to understand their benefits options and make informed choices.
Recruiting and Talent Management. ADP’s Talent Management solutions simplify the talent acquisition and performance management process from recruitment to ongoing employee development. ADP’s proprietary recruiting automation platform helps employers find, recruit, and hire talent quickly and cost effectively. Employers can also meet their hiring needs by outsourcing their internal recruitment function to ADP. ADP’s pre-employment services enable employers to track candidates, screen candidate backgrounds, and integrate data to facilitate the onboarding process for new hires. ADP’s performance and compensation management applications provide tools to automate the entire performance management process, from goal planning to employee evaluations and help employers align compensation with employee performance within budgetary constraints. When combined with ADP’s performance management applications, ADP’s career development and succession management solutions offer tools that allow employees to build and update their employee profiles, search for potential positions within the organization, and create forward looking career paths, while enabling managers to identify and mitigate potential retention risks. In addition, ADP’s learning management solutions provide a single point of access to learning and knowledge management capabilities via multiple online delivery methods.
Human Resources Management. Commonly referred to as Human Resource Information Systems (HRIS), ADP’s Human Resources Management Solutions provide employers with a single system of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, such as employee names, addresses, job types, salary grades, employment history, and educational background. ADP’s Human Resources Management Solutions can also be combined with ADP’s Talent Management Solutions and other HCM offerings.
Time and Attendance Management. ADP offers multiple options for employers of all sizes to collect employee time and attendance information, including electronic timesheets, badge cards, biometric and touch screen time clocks, telephone/interactive voice response, and mobile smartphones and tablets. ADP’s time and attendance tracking tools simplify employee scheduling and automate the calculation and reporting of hours worked, helping employers enforce leave and attendance policies more consistently, control overtime, and manage compliance with wage and hour regulations.
Insurance Services. ADP Insurance Services, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access in the United States to workers’ compensation and group health insurance for small and mid-sized clients through a variety of insurance carriers. ADP’s automated Pay-by-Pay® premium payment program calculates and collects workers’ compensation premium payments each pay period in order to simplify this task for employers.
Retirement Services. ADP Retirement Services helps employers in the United States administer various types of retirement plans, such as 401(k) (including “safe harbor” 401(k) and Roth 401(k)), profit sharing (including new comparability), SIMPLE IRA, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program, which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives our clients’ employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. ADP Retirement Services also offers trustee services through a third-party.
Payment and Compliance Solutions
Employment Tax Services. As part of ADP’s employment tax services in the United States, ADP prepares and files employment tax returns on our clients’ behalf with federal, state, and local tax agencies. In connection with these services, ADP collects federal, state, and local employment taxes from clients and remits these taxes to the appropriate taxing agencies via an electronic interface with over 7,000 federal, state, and local tax agencies. ADP also responds to inquiries from tax agencies and assists with filing tax protests on clients’ behalf. In addition to our full service payroll tax solution, ADP offers a software solution for do-it-yourself employment tax management that can complement a client’s in-house payroll system. In our fiscal year ended June 30, 2015 (“fiscal 2015”), ADP in the United States processed and delivered approximately 56 million employee year-end tax statements and approximately 47 million employer payroll tax returns and deposits, and moved approximately $1.7 trillion in client funds to taxing agencies and our clients’ employees via electronic transfer, direct deposit, and ADPCheck.TM
Tax Credit. Tax Credit Services helps clients in the United States take advantage of tax credit opportunities as they hire new employees, including federal, state, and local tax credits based on geography, demographics, and other criteria, including work opportunity tax credits, federal empowerment zone employment credits, economic development incentives, training grants, and many other incentives. Integrating the entire process with clients’ existing hiring programs, ADP Tax Credit Services helps clients screen job applicants and process eligibility forms, monitor and manage screening and form compliance, submit forms to state agencies for tax credit certification, calculate credits, and produce a detailed audit trail.
Wage Garnishment. ADP offers an integrated solution to help our clients manage the wage garnishment process through integration with the client’s payroll system. As part of an enhanced version of this service in the United States, ADP also helps process required correspondence to payee agencies, lien processing and order evaluation, and notices. ADP’s wage garnishment services in the United States also include a call center to field garnishment-related inquiries from employees, payees, and other third parties.
Unemployment Claims. ADP offers a single-source solution to help manage the entire unemployment claims process in the United States, including pre-separation planning, claim protests and administration, appeal processing, hearing representation, and audits of benefit charges.
Wage Payment and Pay Card. In the United States, in addition to ADPCheck, ADP’s traditional payroll check offering, ADP offers electronic payroll disbursement options that can be integrated with the client’s payroll systems and ERP applications. With ALINE Pay by ADP®, payroll can be disbursed via ALINE Check by ADP®, direct deposit, or the ALINE Card by ADP®, a network-branded payroll card. ALINE Check by ADP provides employees with the ability to receive wages from a self-completed payroll check that includes the standard features available with a traditionally-issued payroll check. Using the ALINE Card by ADP, employees can access their payroll funds immediately in several ways, including via a network member bank or an ATM or point of sale terminal. The ALINE Card by ADP can also be used to make purchases or pay bills. Additional features of the ALINE Card by ADP include the ability to load additional funds onto the card, receive electronic payments such as government benefits or tax refunds, and transfer funds from the card to a bank account in the United States.
ADP SmartCompliance. The ADP SmartCompliance® solution integrates client data delivered from ADP integrated HCM platforms or certified third-party payroll, HR and financial systems into a single, cloud-based platform enabling clients to consolidate their data in one location. ADP’s specialized team analyzes the data and works with clients to manage changing regulatory landscapes and improve business processes. ADP SmartCompliance integrates several HCM-related compliance processes, including healthcare reform, employment tax, tax credits, wage payments, employment verification, unemployment claims and wage garnishments.

ADP Health Compliance. ADP Health Compliance helps businesses manage crucial employer-related elements of the U.S. Patient Protection and Affordable Care Act, including determining offer of coverage eligibility, assessing affordability, and providing a critical regulatory management solution. The solution helps clients identify and address compliance issues that may result from interactions with government agencies.
Professional Employer Organization (PEO) Services’ Products and Services
ADP TotalSource, ADP’s PEO business, offers small and mid-sized businesses a comprehensive human resources outsourcing solution through a co-employment model. As a PEO, ADP TotalSource provides complete human resources management services while the client continues to direct the day-to-day job-related duties of the employees. ADP TotalSource includes key HR management and employee benefits functions, including HR administration, employee benefits, and employer liability management, into a single-source solution:
HR Administration. ADP TotalSource offers a variety of comprehensive HR administration services, such as:

•	employee recruitment and selection

•	payroll and tax administration

•	time and attendance management

•	benefits administration

•	employee training and development

•	online HR management tools

•	employee leave administration

Employee Benefits. Through the co-employment model, ADP TotalSource provides eligible worksite employees with access to:

•	group health, dental and vision coverage

•	a 401(k) retirement savings plan

•	health savings accounts

•	flexible spending accounts

•	group term life and disability coverage

•	an employee assistance program

Employer Liability Management. ADP TotalSource helps clients manage and limit employment related risks and related costs by providing:

•	a workers’ compensation program

•	unemployment claims management

•	safety compliance guidance and access to safety training

•	access to employment practices liability insurance

•	guidance on compliance with federal, state and local employment laws and regulations

The scale of ADP TotalSource allows us to deliver a variety of benefits and services with efficiency and value typically out of reach to small and mid-sized businesses. ADP TotalSource serves approximately 8,700 clients and approximately 387,000 worksite employees in all 50 states.

MARKETS AND MARKETING METHODS
Employer Services’ HCM solutions are offered in more than 100 countries. The most material markets for our HCM solutions are the United States, Canada and Europe and, for each market, we have both country-specific solutions and solutions based on our multi-country offerings, for employers of different sizes and complexities. The major components of our HCM offering throughout these geographies are payroll, human resource outsourcing and time and attendance management. In addition, we offer wage and tax collection and remittance services in the United States, Canada, the United Kingdom, the Netherlands, France, Australia, India and China. PEO Services offers services exclusively in the United States.

We market our solutions primarily through our direct sales force. Employer Services also markets its solutions through indirect sales channels, such as marketing relationships with banks and certified public accountants, among others. None of ADP’s major business groups has a single homogenous client base or market. While concentrations of clients exist in specific industries, no one client or industry group is material to ADP’s overall revenues. ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or major business unit of ADP is subject to unique market risk.
COMPETITION
The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of business outsourcing solutions in the world. Employer Services and PEO Services compete with other independent business outsourcing companies, companies providing enterprise resource planning services, software companies and financial institutions. In addition, another competitive factor in the industries in which Employer Services and PEO Services operate is a company’s use of third-party software applications or a captive in-house function, whereby a company installs and operates its own business processing systems.
Competition for business outsourcing solutions is primarily based on service and product quality, reputation, ease of use and accessibility of technology, breadth of services and products, and price. We believe that ADP is competitive in each of these areas and that our commitment to service excellence, together with our leading-edge technology, distinguishes us from our competitors.
INDUSTRY REGULATION
Our business is subject to a wide range of complex laws and regulations. In addition, many of our solutions are designed to assist clients with their compliance with certain laws and regulations that apply to them. We have, and continue to enhance, compliance programs and policies to monitor and address the legal and regulatory requirements applicable to our solutions and operations, including dedicated compliance personnel and training programs.
As one of the world’s largest providers of business outsourcing solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and data security-related laws, including in the United States, the Health Insurance Portability and Accountability Act of 1996 with respect to our COBRA business, our flexible spending account and insurance services businesses, ADP's AdvancedMD® and ADP TotalSource. We are also subject to foreign, federal and state security breach notification laws with respect to both our own employee data and client employee data. Additionally, the changing nature of privacy laws in the United States, the European Union and elsewhere could impact our processing of personal information of our employees and on behalf of our clients.
As part of our payroll and payroll tax management services, we move client funds to taxing authorities and our clients’ employees via electronic transfer, direct deposit, and ADPCheck. Certain elements of our U.S. money transmission activities, including our electronic payment and prepaid access (payroll pay card) offerings, are subject to certain licensing requirements. Elements of our money transmission activities outside of the United States are subject to similar laws and requirements in the countries in which we offer such services. In addition, our U.S. prepaid access (payroll card) offering is subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970. Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. Our PEO business (ADP TotalSource) is subject to various state licensing requirements. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may assume certain obligations and responsibilities of an employer under federal and state tax, insurance and employment laws.
In addition, many of our businesses offer solutions that assist our clients in complying with certain laws and regulations that apply to them. Although the laws and regulations apply to our clients and not to ADP, changes in such laws or regulations may affect our operations, products and services. For example, our HCM solutions help clients manage their compliance with certain requirements of the Patient Protection and Affordable Care Act in the United States. Our COBRA administration services and flexible spending account services in the United States are designed to comply with relevant federal guidelines relating to, respectively, employers’ benefits continuation obligations and the requirements of Section 125 of the Internal Revenue Code. Similarly, our Tax Credit Services business, which helps clients in the United States take advantage of tax credit opportunities as they hire new employees, is based on federal, state, or local tax laws and regulations allowing for tax credits.

The foregoing description does not include an exhaustive list of the laws and regulations governing and impacting our business. See the discussion contained in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K for information regarding changes in laws and regulations that may decrease our revenues and earnings.

CLIENTS AND CLIENT CONTRACTS
ADP provides its services to more than 630,000 clients. In fiscal 2015, no single client or group of affiliated clients accounted for revenues in excess of 2% of ADP’s annual consolidated revenues.
ADP is continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally six to twelve months), and in some cases may exceed two years for a large GlobalView Select client or other large, complicated implementation. Although we monitor sales that have not yet been billed or installed, we do not view this metric as material in light of the recurring nature of our business. This is not a reported number, but it is used by management as a planning tool relating to resources needed to install services, and as a means of assessing our performance against the installation timing expectations of our clients.
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. ADP’s client retention is estimated at approximately 12 years in Employer Services, and approximately 7 years in PEO Services, and has not varied significantly from period to period.

SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2015, 2014, and 2013, ADP invested approximately $767 million, $686 million, and $596 million, respectively, from continuing operations, in systems development and programming, which includes expenses for activities such as client migrations to our new strategic platforms, the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.
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
NUMBER OF EMPLOYEES
ADP employed approximately 55,000 persons as of June 30, 2015.

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
Failure to comply with, or changes in, laws and regulations applicable to our businesses could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

Our business is subject to a wide range of complex laws and regulations. Failure to comply with such laws and regulations could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business.  For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities.  Changes in taxation regulations could adversely affect our effective tax rate and our net income.  Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business.  Healthcare reform under the U.S. Patient Protection and Affordable Care Act, as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our PEO business’s clients and prospects.  We are unable to determine the ultimate impact that healthcare reform will have on our PEO business and our ability to attract and retain PEO clients.  Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to our compliance programs and to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.

Failure to comply with the U.S. Foreign Corrupt Practices Act, economic and trade sanctions, and anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny could result in more aggressive enforcement of such laws and more burdensome regulations, which could adversely impact our business.  We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others.  In addition, some of our businesses in the U.S. and a number of countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as money transmitters and providers of prepaid access), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) as a provider of prepaid access pursuant to a FinCEN regulation.
We have implemented policies to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are in the process of upgrading and enhancing certain of our policies and procedures; however, there can be no assurance that all of our employees, consultants or agents will not take actions in violation of our policies, for which we may be ultimately responsible, or that our policies will be determined to be adequate by regulators.  Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition. Further, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operation or financial condition.

Our businesses host, collect, use, transmit and store personal and business information, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs and cause losses
In connection with our business, we host, collect, use, transmit and store large amounts of personal and business information about our clients, employees of our clients, vendors and our employees, including payroll information, healthcare information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information.
We are focused on ensuring that our operating environments safeguard and protect personal and business information, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication, and the Company is regularly targeted by unauthorized parties using malicious tactics, code and viruses. Although this is a global problem, it may affect our businesses more than other businesses because malevolent third-parties may focus on the amount and type of personal and business information that our businesses host, collect, use, transmit and store.
We have programs in place to prevent, detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third-parties with whom we do business, through fraud, trickery, or other methods of deceiving our employees, contractors, and temporary staff. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. In addition, while our operating environment is designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation of similar safeguards by our clients, vendors or their respective employees, and, in any event, third-parties may be able to circumvent those security measures.
Any cyber-attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, or theft of non-public or other sensitive information, similar act by a malevolent party, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, and could have a materially adverse effect on our business operations, or that of our clients, create financial liability, regulatory sanction, or a loss of confidence in our ability to serve clients or cause current or potential clients to choose another service provider. Although we believe that we maintain a robust program of information security and controls and none of the threats that we have encountered to date have materially impacted us, the impact of a data security incident could have a materially adverse effect on our business, results of operations and financial condition. While ADP maintains insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber-risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber-risk.
We are also subject to various federal, state and international laws, rules and regulations relating to the collection, use, transmission and security of personal and business information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. In addition, the possession and use of personal information and data in conducting our business subjects us to laws that may require notification to regulators, clients or employees in the event of a privacy breach. These laws continue to develop, the number of jurisdictions adopting such laws continues to increase, and these laws may be inconsistent from jurisdiction to jurisdiction. The future enactment of more restrictive laws, rules or regulations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase.
Our systems may be subject to disruptions that could have a materially adverse effect on our business and reputation
Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition. We have disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans may not be successful in preventing the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.
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
If the distribution of CDK common stock to ADP’s stockholders does not qualify as a tax-free spinoff, we could incur substantial liabilities and may not be fully indemnified for such liabilities
Prior to completing the spinoff of CDK, ADP received an opinion from Paul, Weiss, Rifkind, Wharton & Garrison LLP, its counsel, to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the opinion, the distribution qualified as a transaction that is tax-free under Section 355 and other related provisions of the Internal Revenue Code. ADP also received a private letter ruling from the IRS with respect to certain discrete and significant issues arising in connection with the transactions effected in connection with the separation and distribution. The opinion and the ruling were based upon various factual representations and assumptions, as well as certain undertakings made by ADP and CDK. If any of those factual representations or assumptions was untrue or incomplete in any material respect, any undertaking is not complied with, or the facts upon which the opinion and the ruling were based were materially different from the facts at the time of the distribution, the distribution may not qualify for tax-free treatment. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS did not rule that the distribution satisfies every requirement for a tax-free distribution. Opinions of counsel are not binding on the IRS or the courts. As a result, the conclusions expressed in an opinion of counsel could be challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences to stockholders could be materially less favorable.
If the distribution were determined not to qualify as a tax-free transaction under Section 355 of the Code, each United States holder generally would be treated as receiving a distribution taxable as a dividend in an amount equal to the fair market value of the shares of our common stock received by the holder. In addition, ADP generally would recognize gain with respect to the distribution and certain related transactions, and CDK could be required to indemnify ADP for any resulting taxes and related expenses, which could be material. The distribution and certain related transactions could be taxable to ADP if CDK or its stockholders were to engage in certain transactions after the distribution. In such cases, ADP or its stockholders could incur significant U.S. federal income tax liabilities, and CDK could be required to indemnify ADP for any resulting taxes and related expenses, which could be material. CDK may be unable to indemnify us fully for any such taxes and related expenses.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 11 of its processing/print centers, and 17 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,496,692 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 5,454,924 square feet in North America, Europe, South America, Asia, Australia and Africa, expire at various times up to the year 2024. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. The following table sets forth the reported high and low sales prices of the Company’s common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared during each quarter for the two most recent fiscal years. As of June 30, 2015, there were 44,019 holders of record of the Company’s common stock. As of such date, 519,476 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2015 quarter ended (a)(b)

June 30	$88.40	$79.80	$0.490
March 31	$90.23	$81.71	$0.490
December 31	$86.54	$70.50	$0.490
September 30 (c)	$84.68	$79.20	$0.480

Fiscal 2014 quarter ended (a)

June 30	$80.37	$73.38	$0.480
March 31	$83.00	$71.91	$0.480
December 31	$83.82	$69.91	$0.480
September 30	$74.95	$68.75	$0.435

(a)
The stock prices in the table above, on or prior to September 30, 2014, the date of the completion of the spinoff of our former Dealer Services business, have not been adjusted for the impact of the spinoff.

(b)	The stock prices beginning on October 1, 2014 reflect the impact of the spinoff of our former Dealer Services business.

(c)
On September 30, 2014, we spun off our former Dealer Services business to our stockholders. Each of our stockholders of record after the market close on September 24, 2014 received one share of common stock of CDK for every three shares of the Company’s common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2015 to April 30, 2015	1,575,000	$85.54	1,575,000	30,648,143
May 1, 2015 to May 31, 2015	1,787,870	$86.70	1,785,903	28,862,240
June 1, 2015 to June 30, 2015	4,920,344	$84.07	1,556,085	27,306,155
Total	8,283,214		4,916,988

(1)
Pursuant to the terms of the Company’s restricted stock program, the Company purchased 3,356 shares at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million
August 2014	30 million
There is no expiration date for the common stock repurchase plan.
Performance Graph
The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index, a Peer Group Index(b) and the Old Peer Group Index(c), assuming an initial investment of $100 on June 30, 2010, with all dividends reinvested. As a result of the Company’s deepening focus on human capital management, the Company reassessed its peer group. We have determined that the companies included in the S&P 500 Information Technology Index more closely match our Company characteristics than the companies previously included in the Old Peer Group Index. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Automatic Data Processing, Inc., the S&P 500 Index, the S&P Information Technology Index, and an Old Peer Group

$300
$250
$200
$150
$100
$50
$0
6/10
6/11
6/12
6/13
6/14
6/15
Automatic Data Processing, Inc.
S&P 500
S&P Information Technology Index
Old Peer Group

(a)On September 30, 2014, the Company completed the spinoff of its former Dealer Services business, into an independent publicly traded company called CDK Global, Inc. The cumulative returns of the Company’s common stock have been adjusted to reflect the spinoff.

(b)     We use the S&P 500 Information Technology Index as our Peer Group Index. The S&P 500 Information Technology Index is a broad index that includes the Company and several competitors.

(c)    * The Old Peer Group Index was:

Insperity, Inc.	Paychex, Inc.
Computer Sciences Corporation	The Ultimate Software Group, Inc.
Global Payments Inc.	Total System Services, Inc.
Intuit Inc.	The Western Union Company

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K. Prior period amounts have been adjusted to exclude discontinued operations (refer to Note 2 of Item 8 for additional information).

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2015	2014	2013	2012	2011

Total revenues	$10,938.5	$10,226.4	$9,442.0	$8,897.4	$8,265.0
Total costs of revenues	$6,427.6	$6,041.0	$5,574.1	$5,217.9	$4,807.3
Gross profit	$4,510.9	$4,185.4	$3,867.9	$3,679.5	$3,457.7
Earnings from continuing operations before income taxes	$2,070.7	$1,879.2	$1,710.1	$1,805.3	$1,650.5
Adjusted earnings from continuing operations before income taxes (Note 1)	$2,070.7	$1,879.2	$1,752.8	$1,739.3	$1,650.5
Net earnings from continuing operations	$1,376.5	$1,242.6	$1,122.2	$1,192.2	$1,074.0
Adjusted net earnings from continuing operations (Note 1)	$1,376.5	$1,242.6	$1,164.9	$1,151.0	$1,074.0

Basic earnings per share from continuing operations	$2.91	$2.59	$2.32	$2.45	$2.18
Diluted earnings per share from continuing operations	$2.89	$2.57	$2.30	$2.42	$2.16
Adjusted diluted earnings per share from continuing operations (Note 1)	$2.89	$2.57	$2.39	$2.34	$2.16
Basic weighted average shares outstanding	472.6	478.9	482.7	487.3	493.5
Diluted weighted average shares outstanding	475.8	483.1	487.1	492.2	498.3
Cash dividends declared per share	$1.95	$1.88	$1.70	$1.55	$1.42
Return on equity ("ROE") from continuing operations (Note 2)	24.0%	19.3%	18.2%	19.7%	18.7%

At year end:
Cash, cash equivalents and marketable securities of continuing operations	$1,694.8	$3,670.3	$1,746.2	$1,416.7	$1,179.7
Total assets of continuing operations	$33,110.5	$29,629.6	$30,041.7	$28,525.6	$31,886.3
Total assets	$33,110.5	$32,059.8	$32,268.1	$30,817.4	$34,238.3
Obligations under reverse repurchase agreements	$—	$—	$245.9	$—	$—
Obligation under commercial paper borrowings	$—	$2,173.0	$—	$—	$—
Long-term debt	$9.2	$11.5	$14.7	$16.8	$34.2
Stockholders’ equity	$4,808.5	$6,670.2	$6,189.9	$6,114.0	$6,010.4

Note 1. Non-GAAP Financial Measures

The following table reconciles results within our Selected Financial Data to adjusted results that exclude a goodwill impairment charge to our ADP AdvancedMD business for the fiscal year ended June 30, 2013 ("fiscal 2013") and a gain on the sale of assets related to rights and obligations to resell a third-party expense management platform for the fiscal year ended June 30, 2012 ("fiscal 2012"). We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by us and improves our ability to understand our operating performance. Since adjusted earnings from continuing operations before income taxes, adjusted net earnings from continuing operations, and adjusted diluted earnings per share (“EPS”) from continuing operations are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations before income taxes, net earnings from continuing operations, and diluted EPS from continuing operations, and they may not be comparable to similarly titled measures employed by other companies.

(In millions)
Year ended June 30, 2013	As reported	Goodwill impairment	Adjusted
Earnings from continuing operations before income taxes	$1,710.1	$42.7	$1,752.8
Net earnings from continuing operations	$1,122.2	$42.7	$1,164.9
Diluted earnings per share from continuing operations	$2.30	$0.09	$2.39

Year ended June 30, 2012	As reported	Gain on sale of assets	Adjusted
Earnings from continuing operations before income taxes	$1,805.3	$(66.0)	$1,739.3
Net earnings from continuing operations	$1,192.2	$(41.2)	$1,151.0
Diluted earnings per share from continuing operations	$2.42	$(0.08)	$2.34

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining~~,~~ and retaining clients, and selling additional services to clients; the pricing of products and services; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit rating and the impact on our funding costs and profitability; security or privacy breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties, along with the risk factors discussed under "Item 1A.  Risk Factors," should be considered in evaluating any forward-looking statements contained herein.

EXECUTIVE OVERVIEW

Employers around the world rely on us for cloud-based solutions and services to help manage their most important asset - their people. We embrace new technology and innovation to deliver exceptional products and services that meet the needs of our clients across all of our markets. Our commitment to service excellence lies at the core of our relationship with each of our clients, whether a small, midsized or large organization in one or multiple countries. We believe our success in human capital management ("HCM") requires deep expertise and outstanding service to help our clients not just manage their employees, but build better workforces. Our business strategy is based on strategic pillars, which are predicated on our ability to drive innovation and service excellence, and attract, build, and retain the right talent to position ADP as the global market leader in HCM services. Our strategic pillars are to:

•	grow a complete suite of cloud-based HCM solutions;

•	invest to grow and scale our HR Business Process Outsourcing solutions by leveraging our platforms and processes; and

•	leverage our global presence to offer clients HCM solutions where they do business.

During the twelve months ended June 30, 2015 ("fiscal 2015"), we more narrowly focused our attention on our global HCM strategy and our results continue to reflect the strength of our underlying business model and our success in the market. The increased focus is evidenced by the separation of our former Dealer Services business into its own independent, publicly traded company called CDK Global, Inc. ("CDK") on September 30, 2014 and our investments in product innovation and our salesforce. Our increased focus on product development, the high demand for additional HCM solutions, including products that assist businesses in complying with the Affordable Care Act ("ACA"), improved productivity, and an improving economic backdrop in the United States of America ("U.S."), led our salesforce to deliver exceptionally strong new business bookings, which represent annualized recurring revenues anticipated from sales orders to new and existing clients in Employer Services and Professional Employer Organization ("PEO") Services. We are pleased with the financial performance of our business segments which have driven solid organic revenue growth and pretax margin expansion. This was achieved despite pressure on Employer Services revenues from foreign currency translation, margin pressure from our high-margin client funds interest revenue (which grew at a slower rate than overall revenue), and increased selling expenses which were driven by an exceptionally strong new business booking performance. Revenue retention remains at record levels and we continue to benefit from the strength of the pays per control in our client base, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of the U.S. geographic regions.
Consolidated revenues in fiscal 2015 increased 7%, to $10,938.5 million, as compared to the fiscal year ended June 30, 2014 ("fiscal 2014"). Earnings from continuing operations before income taxes increased 10%, to $2,070.7 million, as compared to fiscal 2014 and net earnings from continuing operations increased 11%, to $1,376.5 million, as compared to fiscal 2014. Our diluted earnings per share from continuing operations increased 12% to $2.89 in fiscal 2015, as compared to $2.57 in fiscal 2014.
Despite pressure from foreign currency translation and higher selling expenses to support our exceptionally strong new business bookings in our Employer Services segment, our business segment results were solid. Employer Services' revenues increased 5% to $8,897.3 million and earnings from continuing operations before income taxes increased 7% to $2,694.2 million. PEO Services' revenues increasing 17% to $2,647.2 million and earnings from continuing operations before income taxes increased 30% to $303.6 million in fiscal 2015. Total new business bookings grew 13% worldwide to over $1.6 billion in fiscal 2015. Our key business metrics continue to reflect the core strength of our business model, with our Employer Services' worldwide client revenue retention rate remaining strong at 91.4% and our pays per control increasing 3.0% in fiscal 2015.
Although interest on funds held for clients increased for the first time in seven years, to $377.7 million in fiscal 2015 from $373.4 million in fiscal 2014, we still felt the pressure from declining interest rates on our client funds investment portfolio. This decline in the average interest rate earned to 1.7% in fiscal 2015, as compared to 1.8% in fiscal 2014, was more than offset by growth in average client funds balances of 5% resulting from the continued strength and growth of our Employer Services segment.

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

Our financial condition and balance sheet remain solid at June 30, 2015, with cash and cash equivalents and marketable securities of $1.7 billion. Our net cash flows provided by operating activities were $1,905.6 million in fiscal 2015, as compared to $1,821.4 million in fiscal 2014. This increase in cash flows provided by operating activities from fiscal 2014 to fiscal 2015 was due to the sale of notes receivable related to our Dealer Services financing arrangements and lower pension contributions. The change in cash used in investing activities of $4,573.6 million is due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations, partially offset by the receipt of an $825.0 million tax-free dividend received from CDK in connection with the spin-off earlier this fiscal year. The increase in cash provided by financing activities of $3,974.9 million is primarily due to the net change in client fund obligations, partially offset by the timing of cash received and repaid under our commercial paper issuances and an increase in repurchases of common stock in fiscal 2015.

We have a strong business model with a high percentage of recurring revenues with strong client retention, good margins, the ability to generate consistent, healthy cash flows, and low capital expenditure requirements. We continue to enhance value to our shareholders, and in fiscal 2015 paid dividends of $927.6 million and returned $1,557.2 million in cash through our share buyback program. These share repurchases were partially funded by the $825.0 million dividend we received from CDK earlier this fiscal year. In the last five fiscal years, we have reduced our common stock outstanding by approximately 5% through share buybacks, net of the effect of common stock issued under employee stock-based compensation programs. We have also raised the quarterly dividend per share for 40 consecutive years.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Prior period amounts have been adjusted to exclude discontinued operations (refer to Note 2 of Item 8 for additional information).

(In millions, except per share amounts)

	Years ended June 30,			$ Change		% Change
	2015	2014	2013	2015	2014	2015	2014

Total revenues	$10,938.5	$10,226.4	$9,442.0	$712.1	$784.4	7%	8%

Costs of revenues:
Operating expenses	5,625.3	5,290.8	4,883.6	334.5	407.2	6%	8%
Systems development and programming costs	595.4	551.2	496.6	44.2	54.6	8%	11%
Depreciation and amortization	206.9	199.0	193.9	7.9	5.1	4%	3%
Total costs of revenues	6,427.6	6,041.0	5,574.1	386.6	466.9	6%	8%

Selling, general and administrative costs	2,496.9	2,370.3	2,200.4	126.6	169.9	5%	8%
Goodwill impairment	—	—	42.7	—	(42.7)	—%	(100)%
Interest expense	6.5	6.1	9.1	0.4	(3.0)	7%	(33)%
Total expenses	8,931.0	8,417.4	7,826.3	513.6	591.1	6%	8%

Other income, net	(63.2)	(70.2)	(94.4)	(7.0)	(24.2)	(10)%	(26)%

Earnings from continuing operations before income taxes	$2,070.7	$1,879.2	$1,710.1	$191.5	$169.1	10%	10%
Margin	18.9%	18.4%	18.1%

Provision for income taxes	$694.2	$636.6	$587.9	$57.6	$48.7	9%	8%
Effective tax rate	33.5%	33.9%	34.4%

Net earnings from continuing operations	$1,376.5	$1,242.6	$1,122.2	$133.9	$120.4	11%	11%

Diluted earnings per share from continuing operations	$2.89	$2.57	$2.30	$0.32	$0.27	12%	12%

Note 1. Non-GAAP measures

The following table reconciles our fiscal 2013 results to adjusted results which exclude a non tax-deductible goodwill impairment charge.

(In millions)
2013	As reported	Goodwill impairment	Adjusted
Earnings from continuing operations before income taxes	$1,710.1	$42.7	$1,752.8
Net earnings from continuing operations	$1,122.2	$42.7	$1,164.9
Diluted earnings per share from continuing operations	$2.30	$0.09	$2.39

Fiscal 2015 Compared to Fiscal 2014

Total Revenues

Despite pressure from foreign currency translation, our total revenues increased 7% in fiscal 2015, as compared to fiscal 2014, primarily due to new business started during the year from new business bookings growth. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services. For fiscal 2015, total revenue was negatively impacted two percentage points by unfavorable foreign currency translation.

Total revenues in fiscal 2015 include interest on funds held for clients of $377.7 million, as compared to $373.4 million in fiscal 2014.  The increase in the consolidated interest earned on funds held for clients resulted from an increase in our average client funds balance of 5%, to $21.8 billion in fiscal 2015, partially offset by a decrease in the average interest rate earned to 1.7% in fiscal 2015 as compared to 1.8% in fiscal 2014. Total interest on funds held for clients was impacted one percentage point from unfavorable foreign currency translation.

Total Expenses

Total expenses increased 6% in fiscal 2015, as compared to fiscal 2014, primarily due to increased costs to service our expanding client base and support our growing revenue. Total expenses also increased due to additional investments in product innovation and expenses directly related to the increase in new business bookings. For fiscal 2015, our total expense growth decreased two percentage points from foreign currency translation.

Operating expenses include the costs directly attributable to servicing our clients. Additionally, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees.  These pass-through costs were $2,015.9 million for fiscal 2015, which included costs for benefits coverage of $1,627.1 million and costs for workers’ compensation and payment of state unemployment taxes of $388.8 million.  These pass-through costs were $1,736.0 million for fiscal 2014, which included costs for benefits coverage of $1,383.3 million and costs for workers’ compensation and payment of state unemployment taxes of $352.7 million.

Systems development and programming costs increased $44.2 million in fiscal 2015, as compared to fiscal 2014, due to increased investment and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $126.6 million due to an increase in selling expenses to support our growth in new business bookings as we experienced traction from our increased focus on product development, high demand for additional HCM solutions, including products that assist businesses in complying with the ACA, improved productivity, and an improving economic backdrop in the U.S., partially offset by the impact of foreign currency translation.

Other Income, net

(In millions)
Years ended June 30,	2015	2014	$ Change
Interest income on corporate funds	$(56.9)	$(53.7)	$3.2
Realized gains on available-for-sale securities	(6.8)	(20.4)	(13.6)
Realized losses on available-for-sale securities	1.9	3.9	2.0
Gain on sale of notes receivable	(1.4)	—	1.4
Other income, net	$(63.2)	$(70.2)	$(7.0)

Other income, net in fiscal 2015 includes a $1.4 million gain on the sale of notes receivable related to our Dealer Services financing agreements. The increase in interest income on corporate funds resulted from higher average daily corporate funds, which increased from $4.1 billion in fiscal 2014 to $4.6 billion in fiscal 2015, partially offset by lower average interest rates of 1.3% in fiscal 2015 as compared to 1.4% in fiscal 2014.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 10% due to increases in revenues and expenses discussed above and includes an unfavorable impact from foreign currency translation of one percentage point. Overall margin increased from 18.4% in fiscal 2014 to 18.9% in fiscal 2015. This increase was due to our operating costs related to servicing our clients increasing slower than our revenues, partially offset by the impact of higher selling expenses to support our new business bookings.

Provision for Income Taxes

The effective tax rate in fiscal 2015 and 2014 was 33.5% and 33.9%, respectively. The decrease in the effective tax rate was due to adjustments to the tax liability, the usage of foreign tax credits in a planned repatriation of foreign earnings, and a change in the tax law during fiscal 2015, partially offset by the resolution of certain tax matters during fiscal 2014.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased 11% on higher earnings from continuing operations before income taxes and a lower effective tax rate, as described above. Net earnings from continuing operations growth was unfavorably impacted one percentage point by foreign currency translation in fiscal 2015, as compared to fiscal 2014. Diluted earnings per share from continuing operations increased 12% to $2.89 in fiscal 2015, as compared to $2.57 in fiscal 2014. Diluted earnings per share growth was unfavorably impacted $0.04 due to foreign currency translation in fiscal 2015, as compared to fiscal 2014.

In fiscal 2015, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding, resulting from the repurchase of approximately 18.2 million shares in fiscal 2015 and 9.0 million shares in fiscal 2014, partially offset by the issuances of shares under our stock-based compensation programs.

Fiscal 2014 Compared to Fiscal 2013

Total Revenues

Our total revenues increased $784.4 million, or 8%, to $10,226.4 million in fiscal 2014, as compared to fiscal 2013, due to an increase in revenues in Employer Services of 8%, or $607.0 million, to $8,506.0 million and PEO Services of 15%, or $297.7 million, to $2,270.9 million.

Total revenues for fiscal 2014 include interest on funds held for clients of $373.4 million, as compared to $420.4 million in fiscal 2013. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 1.8% during fiscal 2014, as compared to 2.2% for fiscal 2013, partially offset by an increase in our average client funds balance of 8%, to $20.7 billion in fiscal 2014.

Total Expenses

Our total expenses increased $591.1 million, or 8%, to $8,417.4 million in fiscal 2014, as compared to fiscal 2013. The increase in our total expenses was due to an increase in operating expenses of $407.2 million, an increase in selling, general and administrative expenses of $169.9 million, and an increase in systems development and programming costs of $54.6 million, partially offset by the goodwill impairment charge of $42.7 million in fiscal 2013.

Our total costs of revenues increased 8%, to $6,041.0 million in fiscal 2014, as compared to fiscal 2013, due to an increase in operating expenses of $407.2 million and an increase in systems development and programming costs of $54.6 million.

Operating expenses increased $407.2 million, or 8%, in fiscal 2014, as compared to fiscal 2013, due to the increase in revenues described above, including the increases in PEO Services, which has pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $1,736.0 million for fiscal 2014, which included costs for benefits coverage of $1,383.3 million and costs for workers’ compensation and payment of state unemployment taxes of $352.7 million. These pass-through costs were $1,513.5 million for fiscal 2013, which included costs for benefits coverage of $1,193.2 million and costs for workers’ compensation and payment of state unemployment taxes of $320.3 million.  The increase in operating expenses is also due to higher labor-related expenses in Employer Services of $65.9 million, as compared to fiscal 2013.

Systems development and programming costs increased $54.6 million, or 11%, in fiscal 2014, as compared to fiscal 2013, due to increased costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $169.9 million, or 8%, in fiscal 2014, as compared to fiscal 2013. The increase in expenses was related to an increase in selling expenses of $81.8 million resulting from investments in our salesforce, an increase in stock-based compensation expense of $35.1 million, and $15.9 million higher severance expenses in fiscal 2014, as compared to fiscal 2013.

Other Income, net

(In millions)
Years ended June 30,	2014	2013	$ Change

Interest income on corporate funds	$(53.7)	$(62.9)	$(9.2)
Realized gains on available-for-sale securities	(20.4)	(32.1)	(11.7)
Realized losses on available-for-sale securities	3.9	3.5	(0.4)
Gains on sales of buildings	—	(2.2)	(2.2)
Other, net	—	(0.7)	(0.7)
Other income, net	$(70.2)	$(94.4)	$(24.2)

Other income, net, decreased $24.2 million in fiscal 2014, as compared to fiscal 2013.  The decrease was due to a decrease in realized gains on available-for-sale securities of $11.7 million and a decrease in interest income on corporate funds of $9.2 million in fiscal 2014, as compared to fiscal 2013.  The decrease in interest income on corporate funds resulted from lower average interest rates of 1.5% in fiscal 2013 to 1.4% in fiscal 2014 and lower average daily corporate funds, which decreased from $4.2 billion in fiscal 2013 to $4.1 billion in fiscal 2014. In addition, we recognized gains of $2.2 million pertaining to the sale of two buildings during fiscal 2013.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased $169.1 million, or 10%, to $1,879.2 million in fiscal 2014 compared to $1,710.1 million in fiscal 2013, which includes the effect of the $42.7 million goodwill impairment charge in fiscal 2013. Overall margin increased approximately 30 basis points from 18.1% in fiscal 2013 to 18.4% in fiscal 2014. This increase was due to margin improvements in our business segments, partially offset by approximately 80 basis points of margin decline related to the continued decline in interest on funds held for clients discussed above and 30 basis points of margin decline due to increased stock-based compensation costs. Overall margin in fiscal 2014 also benefited approximately 50 basis points from the $42.7 million goodwill impairment charge in fiscal 2013.

Adjusted Earnings from Continuing Operations before Income Taxes

Adjusted earnings from continuing operations before income taxes increased $126.4 million, or 7%, to $1,879.2 million in fiscal 2014, as compared to $1,752.8 million for fiscal 2013 due to increased revenue and margin improvement in our business segments, partially offset by the continued decline in interest on funds held for clients. Margin, adjusted for the the fiscal 2013 goodwill impairment charge related to our ADP AdvancedMD business, decreased 20 basis points from 18.6% to 18.4%. Margin improvements in our business segments were offset primarily by approximately 80 basis points of margin decrease related to the continued decline in interest on fund held for clients discussed above and 30 basis points of margin decline due to increased stock-based compensation costs.

Provision for Income Taxes

The effective tax rates in fiscal 2014 and 2013 were 33.9% and 34.4%, respectively. Our effective tax rate for fiscal 2013 includes the effect of a non tax-deductible goodwill impairment charge of $42.7 million that increased our effective tax rate by 0.8 percentage points percentage points in the period. The remaining increase is due to an increase in foreign taxes and reduced foreign tax credits available, partially offset by the resolution of certain tax matters.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations increased $120.4 million, or 11%, to $1,242.6 million in fiscal 2014, compared to $1,122.2 million in fiscal 2013, which includes the effect of the $42.7 million goodwill impairment charge. Diluted earnings per share from continuing operations was $2.57 in fiscal 2014, as compared to $2.30 in fiscal 2013.

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

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted Earnings per Share from Continuing Operations

Adjusted net earnings from continuing operations increased $77.7 million, or 7%, to $1,242.6 million, in fiscal 2014, as compared to $1,164.9 million for fiscal 2013, and the adjusted diluted earnings per share from continuing operations increased 8%, to $2.57 for fiscal 2014, compared to $2.39 for fiscal 2013. The increase in adjusted diluted earnings per share from continuing operations for fiscal 2014 reflects the increase in adjusted net earnings from continuing operations and the impact of fewer shares outstanding resulting from the net impact of cumulative share repurchases, offset by the issuances of shares under our stock-based compensation programs.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues from Continuing Operations

(In millions)

	Years ended June 30,			$ Change		% Change
	2015	2014	2013	2015	2014	2015	2014
Employer Services	$8,897.3	$8,506.0	$7,899.0	$391.3	$607.0	5%	8%
PEO Services	2,647.2	2,270.9	1,973.2	376.3	297.7	17%	15%
Other	(12.4)	(0.9)	1.7
Reconciling item:
Client fund interest	(593.6)	(549.6)	(431.9)
	$10,938.5	$10,226.4	$9,442.0	$712.1	$784.4	7%	8%

Earnings from Continuing Operations before Income Taxes

(In millions)

	Years ended June 30,			$ Change		% Change
	2015	2014	2013	2015	2014	2015	2014
Employer Services	$2,694.2	$2,517.3	$2,215.7	$176.9	$301.6	7%	14%
PEO Services	303.6	234.4	199.7	69.2	34.7	30%	17%
Other	(333.5)	(322.9)	(273.4)
Reconciling item:
Client fund interest	(593.6)	(549.6)	(431.9)
	$2,070.7	$1,879.2	$1,710.1	$191.5	$169.1	10%	10%

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

Employer Services

Fiscal 2015 Compared to Fiscal 2014

Revenues from continuing operations

Employer Services' revenues from continuing operations increased 5% due to new business started during the year from new business bookings growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  During fiscal 2015, Employer Services' revenue growth was negatively impacted two percentage points by unfavorable foreign currency translation. Our worldwide client revenue retention rate remained at a record level of 91.4% in fiscal 2015 when compared to fiscal 2014 and our U.S. pays per control increased 3.0% in fiscal 2015.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes increased 7% due to the increase in revenues from continuing operations of $391.3 million discussed above, partially offset by an increase in expenses of $214.4 million. This growth includes an unfavorable impact from foreign currency translation of one percentage point.  Expenses increased in fiscal 2015, as compared to 2014, due to labor-related costs to support our growing revenues and an increase in selling expenses as we experienced traction from our increased focus on product development, high demand for additional HCM solutions, including products that assist businesses in complying with the ACA, improved productivity, and an improving economic backdrop in the U.S. Overall margin increased approximately 70 basis points from 29.6% to 30.3% in fiscal 2015, as compared to fiscal 2014, due to our operating costs related to servicing our clients increasing at a slower rate than our revenues, partially offset by an increase in selling expense due to higher new business bookings.

Fiscal 2014 Compared to Fiscal 2013

Revenues from continuing operations

Employer Services' revenues from continuing operations increased $607.0 million, or 8%, to $8,506.0 million in fiscal 2014, as compared to fiscal 2013.  Revenues from continuing operations increased due to new business started during the year from new business bookings growth, an increase in the number of employees on our clients’ payrolls, and the impact of price increases.  Our worldwide client revenue retention rate in fiscal 2014 increased approximately 10 basis points to 91.4%, as compared to our rate in fiscal 2013, and our U.S. pays per control increased 2.8% in fiscal 2014.

Earnings from Continuing Operations before Income Taxes

Employer Services' earnings from continuing operations before income taxes increased $301.6 million, or 14%, to $2,517.3 million in fiscal 2014, as compared to fiscal 2013.  The increase was due to the increase in revenues of $607.0 million discussed above, which was partially offset by an increase in expenses of $305.4 million.  In addition to an increase in expenses related to increased revenues, expenses increased in fiscal 2014 due to investments in our salesforce and labor-related costs coupled with the effects of acquisitions.  Overall margin increased approximately 150 basis points from 28.1% to 29.6% in fiscal 2014, as compared to fiscal 2013, due to increased operating scale.

PEO Services

Fiscal 2015 Compared to Fiscal 2014

Revenues

PEO Services' revenues increased 17% in fiscal 2015, as compared to fiscal 2014.  Such revenues include pass-through costs of $2,015.9 million for fiscal 2015 and $1,736.0 million for fiscal 2014 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 14% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased 30% in fiscal 2015, as compared to fiscal 2014.  The increase was due to increased revenues of $376.3 million discussed above, partially offset by an increase in expenses of $307.1 million. This increase in expenses is primarily related to the increase in pass-through costs of $279.9 million described above. Overall margin increased from 10.3% to 11.5% for fiscal 2015 as compared to fiscal 2014, due to sales productivity and increased operating efficiencies, as our costs related to acquiring new business and servicing our clients increased slower than our revenues.

Fiscal 2014 Compared to Fiscal 2013

Revenues

PEO Services' revenues increased $297.7 million, or 15%, to $2,270.9 million in fiscal 2014, as compared to fiscal 2013.  Such revenues include pass-through costs of $1,736.0 million for fiscal 2014 and $1,513.5 million for fiscal 2013 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees.  The increase in revenues was due to a 15% increase in the average number of worksite employees, resulting from an increase in the number of new clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes increased $34.7 million, or 17%, to $234.4 million for fiscal 2014, as compared to fiscal 2013. Earnings from continuing operations before income taxes increased due to growth in earnings related to the increase in the average number of worksite employees.  Overall margin increased approximately 20 basis points from 10.1% to 10.3% for fiscal 2014, as compared to fiscal 2013, resulting from slower growth in pass-through costs.

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

Stock-based compensation expense was $143.2 million, $117.1 million, and $82.0 million in fiscal 2015, 2014, and 2013, respectively.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to $1 million per occurrence. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence and also any aggregate losses within the $1 million retention that collectively exceed a certain level in certain policy years. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity. During fiscal 2015, ADP Indemnity paid a premium of $167.9 million to enter into a reinsurance arrangement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2015 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees. ADP Indemnity paid a premium of $202.0 million in July 2015 to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses for the fiscal 2016 policy year on terms substantially similar to the fiscal 2015 reinsurance policy.

Our net realized gains on the sale of available-for-sale securities were $4.9 million, $16.5 million, and $28.6 million in fiscal 2015, 2014, and 2013, respectively.

In fiscal 2013, we recorded a goodwill impairment charge of $42.7 million related to our ADP AdvancedMD business which is part of the Employer Services segment. There were no goodwill impairment charges in fiscal 2015 or 2014.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, cash and marketable securities were $1,694.8 million, stockholders' equity was $4,808.5 million, and the ratio of long-term debt-to-equity was 0.2%.  Working capital before funds held for clients, client funds obligations, and assets and liabilities related to discontinued operations at June 30, 2015 was $1,480.7 million, as compared to $1,202.1 million at June 30, 2014.  The increase in working capital was due to an increase in cash and cash equivalents as well as changes in other elements of working capital which were driven by the timing of receipts and disbursements related to our underlying operations.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations during fiscal 2015, and we held approximately $1.7 billion of cash and marketable securities at June 30, 2015.  We have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the years ended 2015, 2014, and 2013, are summarized as follows:

(In millions)	Years ended June 30,			$ Change
	2015	2014	2013	2015	2014
Cash provided by (used in):
Operating activities	$1,905.6	$1,821.4	$1,577.2	$84.2	$244.2
Investing activities	(3,760.3)	813.3	(1,578.4)	(4,573.6)	2,391.7
Financing activities	1,616.7	(2,358.2)	151.0	3,974.9	(2,509.2)
Effect of exchange rate changes on cash and cash equivalents	(106.3)	8.0	1.2	(114.3)	6.8
Net change in cash and cash equivalents	$(344.3)	$284.5	$151.0	$(628.8)	$133.5

Net cash flows provided by operating activities increased due to $226.7 million received from the sale of notes receivable related to Dealer Services financing arrangements and a lower pension contribution of $74.8 million for fiscal 2015, as compared to fiscal 2014.

Net cash flows of investing activities changed due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $5,498.4 million, partially offset by the receipt of the CDK dividend during fiscal 2015.

Net cash flows of financing activities changed due to the net increase in client funds obligations of $9,063.9 million, as a result of the timing of cash received and payments made related to client funds, partially offset by an increase in our repurchases of common stock and the timing of borrowings and repayments of commercial paper.

We purchased approximately 18.2 million shares of our common stock at an average price per share of $84.96 during fiscal 2015 as compared to purchases of 9.0 million shares at an average price per share of $75.06 during fiscal 2014. The repurchases in fiscal 2015 were partially funded by the $825.0 million dividend received from CDK earlier this fiscal year.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. During fiscal 2015, this commercial paper program provided for the issuance of up to $7.5 billion in aggregate maturity value; in July 2015, we increased our U.S. short-term commercial paper program to provide for the issuance of up to $8.25 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days.  For fiscal 2015 and 2014, our average daily borrowings were $2.3 billion at a weighted average interest rate of 0.1%. The weighted average maturity of the Company’s commercial paper during fiscal 2015 was approximately two days.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2015, we had no outstanding obligations under our short-term commercial paper program. At June 30, 2014, we had $2.2 billion of commercial paper outstanding, which was repaid on July 1, 2014.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2015 and 2014, there were no outstanding obligations related to the reverse repurchase agreements. For fiscal 2015 and 2014, we had average outstanding balances under reverse repurchase agreements of $421.2 million and $361.7 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, we have $3.25 billion available to us on a committed basis under these reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.25 billion available to us under the committed reverse repurchase agreements.

We have a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2020 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through June 30, 2015 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $8.25 billion available to us under the revolving credit agreements.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, rate reduction, and other asset-backed securities, secured predominately by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations in fiscal 2015 were $171.2 million, as compared to $161.0 million in fiscal 2014 and $129.4 million in fiscal 2013. The capital expenditures in fiscal 2015 related to our data center and other facility improvements were made to support our operations. We expect capital expenditures in fiscal 2016 to be between $225 million and $250 million.

    The following table provides a summary of our contractual obligations as of June 30, 2015:

(In millions)	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Unknown	Total

Debt Obligations (1)	$2.5	$9.2	$—	$—	$—	$11.7
Operating Lease and Software License Obligations (2)	$89.6	$144.2	$66.7	$20.4	$—	$320.9
Purchase Obligations (3)	$358.7	$209.9	$175.1	$—	$—	$743.7
Obligations Related to Unrecognized Tax Benefits (4)	$1.0	$—	$—	$—	$26.1	$27.1
Other Long-Term Liabilities Reflected on our Consolidated Balance Sheets:
Compensation and Benefits (5)	$3.5	$222.6	$109.2	$260.2	$80.5	$676.0
Acquisition-related Obligations (6)	$1.0	$1.0	$—	$—	$—	$2.0
Total	$456.3	$586.9	$351.0	$280.6	$106.6	$1,781.4

(1)
These amounts represent the principal repayments of our debt and are included on our Consolidated Balance Sheets. The estimated interest payments due by the corresponding period above are excluded from the above and are not material for any periods presented.

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

(3)
Purchase obligations are comprised of a $202.0 million reinsurance premium with ACE American Insurance Company for the fiscal 2016 policy year, as well as obligations related to purchase and maintenance agreements on our software, equipment, and other assets.

(4)
We made the determination that net cash payments expected to be paid within the next 12 months, related to unrecognized tax benefits of $27.1 million at June 30, 2015, are expected to be up to $1 million. We are unable to make reasonably reliable estimates as to the period beyond the next 12 months in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)
Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.  These amounts exclude the estimated contributions to our defined benefit plans, which are expected to be $10.7 million in fiscal 2016.

(6)	Acquisition-related obligations relate to deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2015, the obligations relating to these matters, which are expected to be paid in fiscal 2016, total $24,650.5 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $24,865.3 million of cash and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2015.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees up to $1 million per occurrence. PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence and also any aggregate losses within the $1 million retention that collectively exceed a certain level in certain policy years. Should AIG and its wholly-owned insurance company be unable to satisfy their contractual obligations, ADP would also become responsible for satisfying these worksite employee workers' compensation obligations for these claims in excess of $1 million per occurrence. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business. Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity. During fiscal 2015, ADP Indemnity paid a premium of $167.9 million to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses incurred by ADP Indemnity for the fiscal 2015 policy year up to $1 million per occurrence related to the workers' compensation and employers' liability deductible reimbursement insurance protection for PEO Services worksite employees. ADP Indemnity paid a premium of $202.0 million in July 2015 to enter into a reinsurance agreement with ACE American Insurance Company to cover substantially all losses for the fiscal 2016 policy year on terms substantially similar to the fiscal 2015 reinsurance policy. At June 30, 2015, ADP Indemnity had total assets of $433.3 million to satisfy the actuarially estimated unpaid losses of $369.8 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $26.0 million and $45.3 million, net of insurance recoveries, in fiscal 2015 and 2014, respectively.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary objectives. Consistent with those objectives, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase, and money market securities and other cash equivalents.  At June 30, 2015, approximately 93% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $8.25 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 (P-1) by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.25 billion of which is available on a committed basis), and available borrowings under our $8.25 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

(In millions)
Years ended June 30,	2015	2014	2013
Average investment balances at cost:
Corporate investments	$4,560.4	$4,072.4	$4,200.3
Funds held for clients	21,798.4	20,726.5	19,156.3
Total	$26,358.8	$24,798.9	$23,356.6

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.3%	1.4%	1.5%
Funds held for clients	1.7%	1.8%	2.2%
Total	1.7%	1.7%	2.1%

Realized gains on available-for-sale securities	$6.8	$20.4	$32.1
Realized losses on available-for-sale securities	(1.9)	(3.9)	(3.5)
Net realized gains on available-for-sale securities	$4.9	$16.5	$28.6

As of June 30:

Net unrealized pre-tax gains on available-for-sale securities	$216.5	$324.4	$287.4

Total available-for-sale securities at fair value	$20,873.8	$20,156.5	$18,838.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rate earned on our entire portfolio remained consistent at 1.7% for fiscal 2015, as compared to fiscal 2014.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $12 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2016.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2016.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 80% of our available-for-sale securities held a AAA or AA rating at June 30, 2015.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We experienced pressure from foreign currency translation on our revenue and earnings from continuing operations before income taxes in fiscal 2015 and expect this pressure to continue in the early part of fiscal 2016. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at June 30, 2015 or 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have not yet determined the impact of ASU 2015-05 on our consolidated results of operations, financial condition, or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted. The impact of ASU 2015-03 is dependent upon the nature of future debt issuances, if any.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. We have not yet determined the impact of ASU 2014-09 on our consolidated results of operations, financial condition, or cash flows.

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

Revenue Recognition. Our revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees), investment income on payroll funds, payroll tax filing funds and other Employer Services' client-related funds, and fees charged to implement clients on the Company's solutions. We enter into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

We report PEO revenues net of direct pass-through costs, which are costs billed and incurred for PEO Services worksite employees, primarily consisting of payroll wages and payroll taxes. Benefits, workers' compensation, and state unemployment tax fees for worksite employees are included in PEO revenues and the associated costs are included in operating expenses.

We recognize interest income on collected but not yet remitted funds held for clients in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

Client implementation fees are charged to set clients up on our solutions and are deferred until the client has gone live and services have begun. These fees are amortized to revenue over the longer of the contractual term or expected client life, including estimated renewals of client contracts.

We assess the collectability of revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

Goodwill. We account for goodwill in accordance with ASC 350-10, which states that goodwill should not be amortized, but instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We perform this impairment test by first comparing the fair value of each reporting unit to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, we then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any. We determine the fair value of our reporting units using an equal weighted blended approach, which combines the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted-average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. We had $1,793.5 million of goodwill as of June 30, 2015. Based on the fair value analysis completed in the fourth quarter of 2015, management concluded that fair value exceeded carrying value for all reporting units and that no reporting units were at risk of goodwill impairment. In completing the annual impairment test for fiscal 2015, we evaluated the reasonableness of differences noted between the fair value and carrying value of each reporting unit. Given the significance of our goodwill, an adverse change to the fair value of goodwill and intangible assets could result in an impairment charge which could be material to our consolidated earnings if we are unable to generate the anticipated revenue growth, synergies and/or cost savings associated with our acquisitions. In fiscal 2014, the Company performed the required annual impairment tests of goodwill and determined that there were no impairments. During the fourth quarter of fiscal 2013, there was an impairment charge of $42.7 million for the ADP AdvancedMD reporting unit.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not” assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements. As of June 30, 2015 and 2014, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $27.1 million and $56.5 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings up to $5 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Stock-Based Compensation. We measure stock-based compensation expense based on the fair value of the award on the date of grant. We determine the fair value of stock options issued by using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of our stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of the stock option grants is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Determining these assumptions is subjective and complex, and, therefore, a change in the assumptions utilized could impact the calculation of the fair value of our stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures About Market Risk” under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related statements of consolidated earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 7, 2015

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2015	2014	2013

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$7,928.3	$7,595.4	$7,060.9
Interest on funds held for clients	377.7	373.4	420.4
PEO revenues (A)	2,632.5	2,257.6	1,960.7
TOTAL REVENUES	10,938.5	10,226.4	9,442.0

EXPENSES:
Costs of revenues:
Operating expenses	5,625.3	5,290.8	4,883.6
Systems development and programming costs	595.4	551.2	496.6
Depreciation and amortization	206.9	199.0	193.9
TOTAL COSTS OF REVENUES	6,427.6	6,041.0	5,574.1

Selling, general, and administrative expenses	2,496.9	2,370.3	2,200.4
Goodwill impairment	—	—	42.7
Interest expense	6.5	6.1	9.1
TOTAL EXPENSES	8,931.0	8,417.4	7,826.3

Other income, net	(63.2)	(70.2)	(94.4)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,070.7	1,879.2	1,710.1

Provision for income taxes	694.2	636.6	587.9
NET EARNINGS FROM CONTINUING OPERATIONS	$1,376.5	$1,242.6	$1,122.2

EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	171.5	414.9	441.0
Provision for income taxes	95.5	141.6	157.4
NET EARNINGS FROM DISCONTINUED OPERATIONS	$76.0	$273.3	$283.6

NET EARNINGS	$1,452.5	$1,515.9	$1,405.8

Basic Earnings Per Share from Continuing Operations	$2.91	$2.59	$2.32
Basic Earnings Per Share from Discontinued Operations	0.16	0.57	0.59
BASIC EARNINGS PER SHARE	$3.07	$3.17	$2.91

Diluted Earnings Per Share from Continuing Operations	$2.89	$2.57	$2.30
Diluted Earnings Per Share from Discontinued Operations	0.16	0.57	0.58
DILUTED EARNINGS PER SHARE	$3.05	$3.14	$2.89

Basic weighted average shares outstanding	472.6	478.9	482.7
Diluted weighted average shares outstanding	475.8	483.1	487.1

(A) As of fiscal 2015, 2014, and 2013, Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $26,674.1 million, $23,192.2 million, and $19,956.2 million, respectively.

See notes to the consolidated financial statements.

Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2015	2014	2013

Net earnings	$1,452.5	$1,515.9	$1,405.8

Other comprehensive income:
Currency translation adjustments	(239.6)	59.9	(2.4)

Unrealized net (losses)/gains on available-for-sale securities	(103.0)	53.5	(394.6)
Tax effect	38.6	(18.2)	138.5
Reclassification of net gains on available-for-sale securities to net earnings	(4.9)	(16.5)	(28.6)
Tax effect	1.6	6.1	10.1

Pension net (losses)/gains arising during the period	(87.4)	102.8	68.2
Tax effect	32.7	(39.7)	(25.7)
Reclassification of pension liability adjustment to net earnings	17.9	20.7	31.7
Tax effect	(6.5)	(5.8)	(12.0)

Other comprehensive (loss)/income, net of tax	(350.6)	162.8	(214.8)
Comprehensive income	$1,101.9	$1,678.7	$1,191.0

See notes to the consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2015	2014
Assets
Current assets:
Cash and cash equivalents (A)	$1,639.3	$1,584.0
Short-term marketable securities (A)	26.6	2,032.2
Accounts receivable, net	1,546.9	1,498.8
Other current assets	731.1	689.8
Assets of discontinued operations	—	2,430.2
Total current assets before funds held for clients	3,943.9	8,235.0
Funds held for clients	24,865.3	19,258.0
Total current assets	28,809.2	27,493.0
Long-term marketable securities	28.9	54.1
Long-term receivables, net	32.2	155.4
Property, plant and equipment, net	672.7	667.1
Other assets	1,270.8	1,315.7
Goodwill	1,793.5	1,883.5
Intangible assets, net	503.2	491.0
Total assets	$33,110.5	$32,059.8

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$194.5	$152.1
Accrued expenses and other current liabilities	1,159.2	1,186.8
Accrued payroll and payroll-related expenses	627.3	607.1
Dividends payable	226.4	226.9
Short-term deferred revenues	228.6	237.1
Obligations under commercial paper borrowings (A)	—	2,173.0
Income taxes payable	27.2	19.7
Liabilities of discontinued operations	—	601.5
Total current liabilities before client funds obligations	2,463.2	5,204.2
Client funds obligations	24,650.5	18,963.4
Total current liabilities	27,113.7	24,167.6
Long-term debt	9.2	11.5
Other liabilities	644.3	619.4
Deferred income taxes	172.1	215.9
Long-term deferred revenues	362.7	375.2
Total liabilities	28,302.0	25,389.6

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at June 30, 2015 and 2014; outstanding, 466.4 and 480.2 shares at June 30, 2015 and 2014, respectively	63.9	63.9
Capital in excess of par value	663.3	545.2
Retained earnings	13,460.3	13,632.9
Treasury stock - at cost: 172.3 and 158.5 shares at June 30, 2015 and June 30, 2014, respectively	(9,118.4)	(7,750.0)
Accumulated other comprehensive (loss)/income	(260.6)	178.2
Total stockholders’ equity	4,808.5	6,670.2
Total liabilities and stockholders’ equity	$33,110.5	$32,059.8

(A) As of June 30, 2014, $2,015.8 million of short-term marketable securities and $183.8 million of cash and cash equivalents are related to the Company's outstanding commercial paper borrowings (see Note 8).

See notes to the consolidated financial statements.

Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	Shares	Amount

Balance at June 30, 2012	638.7	$63.9	$486.4	$12,438.3	$(7,104.8)	$230.2
Net earnings	—	—	—	1,405.8	—	—
Other comprehensive loss	—	—	—	—	—	(214.8)
Stock-based compensation expense	—	—	79.2	—	—	—
Issuances relating to stock compensation plans	—	—	(148.3)	—	384.7	—
Tax benefits from stock compensation plans	—	—	39.6	—	—	—
Treasury stock acquired (10.4 shares)	—	—	—	—	(646.5)	—
Dividends ($1.70 per share)	—	—	—	(823.8)	—	—

Balance at June 30, 2013	638.7	$63.9	$456.9	$13,020.3	$(7,366.6)	$15.4
Net earnings	—	—	—	1,515.9	—	—
Other comprehensive income	—	—	—	—	—	162.8
Stock-based compensation expense	—	—	110.3	—	—	—
Issuances relating to stock compensation plans	—	—	(78.6)	—	314.5	—
Tax benefits from stock compensation plans	—	—	56.6	—	—	—
Treasury stock acquired (9.0 shares)	—	—	—	—	(697.9)	—
Dividends ($1.88 per share)	—	—	—	(903.3)	—	—

Balance at June 30, 2014	638.7	$63.9	$545.2	$13,632.9	$(7,750.0)	$178.2
Net earnings	—	—	—	1,452.5	—	—
Other comprehensive income	—	—	—	—	—	(350.6)
Stock-based compensation expense	—	—	112.8	—	—	—
Issuances relating to stock compensation plans	—	—	(67.8)	—	243.0	—
Tax benefits from stock compensation plans	—	—	73.1	—	—	—
Treasury stock acquired (18.2 shares)	—	—	—	—	(1,611.4)	—
Spin-off of CDK Global, Inc.	—	—	—	(1,523.0)	—	(88.2)
Dividend from CDK Global, Inc.	—	—	—	825.0	—	—
Dividends ($1.95 per share)	—	—	—	(927.1)	—	—
Balance at June 30, 2015	638.7	$63.9	$663.3	$13,460.3	$(9,118.4)	$(260.6)

See notes to the consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2015	2014	2013
Cash Flows from Operating Activities:
Net earnings	$1,452.5	$1,515.9	$1,405.8
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	277.9	266.6	251.2
Deferred income taxes	(15.3)	(37.9)	33.7
Stock-based compensation expense	143.2	117.1	82.0
Excess tax benefit related to exercise of stock options and restricted stock	(68.4)	(49.9)	(16.2)
Net pension expense	17.6	24.3	37.6
Net realized gain from the sales of marketable securities	(4.9)	(16.5)	(28.6)
Net amortization of premiums and accretion of discounts on available-for-sale securities	100.3	94.4	79.3
Goodwill impairment	—	—	42.7
Gains on sales of buildings	—	—	(2.2)
Gain on sale of discontinued businesses, net of tax	(78.4)	(10.5)	(36.7)
Other	6.7	17.0	11.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(175.1)	(170.7)	(183.7)
Increase in other assets	(109.1)	(246.2)	(273.8)
Increase / (decrease) in accounts payable	13.1	9.6	(10.6)
Increase in accrued expenses and other liabilities	122.1	263.8	115.2
Proceeds from the sale of notes receivable	226.7	—	—
Operating activities of discontinued operations	(3.3)	44.4	69.6
Net cash flows provided by operating activities	1,905.6	1,821.4	1,577.2

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(5,047.6)	(3,414.9)	(4,902.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,841.0	2,059.5	3,638.6
Net (increase) / decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(2,960.6)	2,537.8	(161.0)
Capital expenditures	(158.8)	(159.8)	(130.3)
Additions to intangibles	(176.7)	(143.6)	(104.9)
Acquisitions of businesses, net of cash acquired	(8.1)	—	(42.0)
Proceeds from the sale of property, plant, and equipment and other assets	23.6	0.4	10.0
Dividend received from CDK Global, Inc.	825.0	—	—
Cash retained by CDK Global, Inc.	(180.0)	—	—
Other	—	—	0.7
Proceeds from the sale of businesses included in discontinued operations	98.6	24.4	161.4
Investing activities of discontinued operations	(16.7)	(90.5)	(48.3)
Net cash flows (used in) provided by investing activities	(3,760.3)	813.3	(1,578.4)

Cash Flows from Financing Activities:
Net increase / (decrease) in client funds obligations	6,074.4	(2,989.5)	1,138.5
Payments of debt	(2.3)	(3.3)	(17.5)
Repurchases of common stock	(1,557.2)	(667.3)	(647.3)
Proceeds from stock purchase plan and exercises of stock options	109.1	194.2	205.7
Excess tax benefit related to exercise of stock options and restricted stock	68.4	49.9	16.2
Dividends paid	(927.6)	(883.1)	(805.5)
Net (repayments of) / proceeds from reverse repurchase agreements	—	(245.9)	245.9
Net (repayments of) / proceeds from issuance of commercial paper	(2,173.0)	2,173.0	—
Other	23.4	(1.1)	—
Financing activities of discontinued operations	1.5	14.9	15.0
Net cash flows provided by / (used in) financing activities	1,616.7	(2,358.2)	151.0

Effect of exchange rate changes on cash and cash equivalents	(106.3)	8.0	1.2

Net change in cash and cash equivalents	(344.3)	284.5	151.0

Cash and cash equivalents, beginning of period	1,983.6	1,699.1	1,548.1
Cash and cash equivalents, end of period	1,639.3	1,983.6	1,699.1
Less cash and cash equivalents of discontinued operations, end of period	—	399.6	294.9
Cash and cash equivalents of continuing operations, end of period	$1,639.3	$1,584.0	$1,404.2

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for discontinued operations (see Note 2).

B. Description of Business. The Company is a provider of Human Capital Management (HCM) solutions and business process outsourcing. The Company classifies its operations into the following two reportable segments: Employer Services and Professional Employer Organization (“PEO”) Services. The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, the elimination of inter-company transactions, and certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense and the non tax-deductible goodwill impairment charge in the year ended June 30, 2013 ("fiscal 2013"). Prior to October 1, 2014, the Company had a third reportable segment, Dealer Services. Refer to Note 2 for further information.

C. Revenue Recognition. Revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees), investment income on payroll funds, payroll tax filing funds and other Employer Services' client-related funds and fees charged to implement clients on the Company's solutions. The Company enters into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

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

Client implementation fees are charged to set clients up on the Company's platform and are deferred until the client has gone live on the Company's solutions and services have begun. These fees are amortized to revenue over the longer of the contractual term or the expected client life, including estimated renewals of client contracts. Additionally, certain implementation costs are deferred until the client has gone live on the Company's solution and services have begun and are then amortized over the longer of the contractual term or the expected client life, including estimated renewals of client contracts.

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

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. The Company did not have any impairments of available-for-sale securities in the years ended June 30, 2015 ("fiscal 2015"), June 30, 2014 ("fiscal 2014"), or fiscal 2013.
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

Over 99% of the Company's available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 and Level 3.

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

G. Long-term Receivables. Long-term receivables primarily relate to implementation and transition costs charged to clients acquiring ADP’s products and services. Unearned income from finance receivables represents the excess of gross receivables over the amount financed. Unearned income is amortized using the effective-interest method to maintain a constant rate of return over the term of each contract.

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

H. Property, Plant and Equipment. Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

Data processing equipment	2 to 5 years
Buildings	20 to 40 years
Furniture and fixtures	4 to 7 years

The Company has obligations under various facilities, equipment leases, and software license agreements. The Company assesses whether these arrangements meet the criteria for capital leases by determining whether the agreement transfers ownership of the asset, whether the lease includes a bargain purchase option, whether the lease term is for greater than 75% of the asset's useful life, or whether the minimum lease payments exceed 90% of the leased equipment's fair market value. All of the Company's leases are classified as operating leases. Total expense under these operating lease agreements was approximately $237.9 million, $227.4 million, and $209.6 million in fiscal 2015, 2014, and 2013.

I. Goodwill. Goodwill is not amortized, but is instead tested for impairment annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs this impairment test by first comparing the fair value of each reporting units to its carrying amount. If the carrying value for a reporting unit exceeds its fair value, the Company would then compare the implied fair value of goodwill to the carrying amount in order to determine the amount of the impairment, if any. The Company determines the estimated fair value of its reporting units using an equal weighted blended approach, which combines the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted-average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. The Company had $1,793.5 million of goodwill as of June 30, 2015. Based on the fair value analysis completed in the fourth quarter of fiscal 2015 the Company concluded that goodwill fair value exceeded the carrying value for all reporting units.

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
K. Foreign Currency. The net assets of the Company's foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Currency transaction gains or losses, which are included in the results of operations, are immaterial for all periods presented.

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

M. Earnings per Share (“EPS”). The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2015
Net earnings from continuing operations	$1,376.5			$1,376.5
Weighted average shares (in millions)	472.6	1.6	1.6	475.8
EPS from continuing operations	$2.91			$2.89

2014
Net earnings from continuing operations	$1,242.6			$1,242.6
Weighted average shares (in millions)	478.9	2.7	1.5	483.1
EPS from continuing operations	$2.59			$2.57

2013
Net earnings from continuing operations	$1,122.2			$1,122.2
Weighted average shares (in millions)	482.7	3.3	1.1	487.1
EPS from continuing operations	$2.32			$2.30
Options to purchase 0.4 million, 1.5 million, and 1.2 million shares of common stock for fiscal 2015, fiscal 2014, and fiscal 2013, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

N. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant, and in the case of international units settled in cash, adjusts this fair value based on changes in the Company's stock price during the vesting period. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company's stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Restricted stock units and restricted stock awards are valued based on the closing price of the Company's common stock on the date of the grant and, in the case of performance based restricted stock units and restricted stock, are adjusted for changes to probabilities of achieving performance targets. International restricted stock units are settled in cash and are marked-to-market based on changes in the Company's stock price. Refer to Note 9 for additional information on the Company's stock-based compensation programs.

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

P. Acquisitions. Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Statements of Consolidated Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analysis. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The Company acquired one business during fiscal 2015 for approximately $10.1 million, net of cash acquired. The Company did not acquire any businesses during fiscal 2014 and acquired two businesses during fiscal 2013 for approximately $40.4 million, net of cash acquired. Purchase accounting has been finalized for all acquisitions completed to date. These acquisitions were not material, either individually or in the aggregate, to the Company's operations, financial position, or cash flows.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2015 and 2014, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $27.1 million and $56.5 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings by up to $5 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

R. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. The Company has secured specific per occurrence insurance that caps the exposure for each claim at $1 million per occurrence, and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in certain policy years. Additionally, for fiscal 2015, 2014 and 2013, the Company entered into reinsurance arrangements to cover substantially all losses incurred by the Company for the fiscal 2015, 2014 and 2013 policy years up to the $1 million per occurrence related to workers' compensation and employer's liability deductible reimbursement insurance protection for PEO services worksite employees.

S. Recently Issued Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The update provides guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has not yet determined the impact of ASU 2015-05 on its consolidated results of operations, financial condition, or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted. The impact of ASU 2015-03 is dependent upon the nature of future debt issuances, if any.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

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

NOTE 2. DIVESTITURES

On June 26, 2015, the Company completed the sale of its Procure-to-Pay business ("P2P") for a pre-tax gain of $102.3 million, less costs to sell, and recorded such gain within earnings from discontinued operations on the Statements of Consolidated Earnings. In connection with the disposal of P2P, the Company has classified the results of operations of this business as discontinued operations for all periods presented. P2P was previously reported in the Employer Services segment.

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

Incremental costs associated with the spin-off of CDK and divestiture of P2P of $50.1 million for fiscal 2015 are included in discontinued operations on the Statements of Consolidated Earnings.

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

Results for discontinued operations were as follows:

Years ended June 30,	2015	2014	2013
Revenues	$538.8	$1,993.1	$1,891.9

Earnings from discontinued operations before income taxes	69.2	399.3	382.2
Provision for income taxes	71.6	136.5	135.3
Net (loss) / earnings from discontinued operations before gain on disposal of discontinued operations	(2.4)	262.8	246.9

Gain on disposal of discontinued operations, less costs to sell	102.3	15.6	58.8
Provision for income taxes	23.9	5.1	22.1
Net gain on disposal of discontinued operations	78.4	10.5	36.7

Net earnings from discontinued operations	$76.0	$273.3	$283.6

The following are the major classes of assets and liabilities related to the discontinued operations as of June 30, 2014. There were no assets or liabilities of discontinued operations as of June 30, 2015.

June 30, 2014
Assets:
Cash	$399.6
Accounts receivable, net	301.6
Property, plant and equipment, net	110.3
Goodwill	1,230.3
Intangible assets, net	141.3
Other assets	247.1

Total assets	$2,430.2

Liabilities:
Accounts payable	$17.6
Accrued expenses and other current liabilities	128.9
Accrued payroll and payroll related expenses	100.0
Income taxes payable	0.7
Deferred revenues	233.5
Deferred income taxes	72.8
Other liabilities	48.0

Total liabilities	$601.5

NOTE 3. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2015	2014	2013
Interest income on corporate funds	$(56.9)	$(53.7)	$(62.9)
Realized gains on available-for-sale securities	(6.8)	(20.4)	(32.1)
Realized losses on available-for-sale securities	1.9	3.9	3.5
Gains on sales of buildings	—	—	(2.2)
Gain on sale of notes receivable	(1.4)	—	—
Other, net	—	—	(0.7)
Other income, net	$(63.2)	$(70.2)	$(94.4)

During fiscal 2015, the Company sold notes receivable related to Dealer Services financing arrangements for a gain of $1.4 million. Refer to Note 5 for further information.

During fiscal 2013, the Company completed the sale of two buildings that were previously classified as assets held for sale on the Consolidated Balance Sheets and, as a result, recorded gains of $2.2 million in other income, net, on the Statements of Consolidated Earnings.

NOTE 4. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2015 and 2014 were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities and other cash equivalents	$5,686.3	$—	$—	$5,686.3
Available-for-sale securities:
Corporate bonds	9,497.5	115.7	(29.6)	9,583.6
U.S. Treasury and direct obligations of U.S. government agencies	5,764.3	64.6	(9.8)	5,819.1
Asset-backed securities	2,442.4	11.1	(6.1)	2,447.4
Canadian government obligations and Canadian government agency obligations	923.2	15.4	(0.2)	938.4
Canadian provincial bonds	723.9	27.9	(0.8)	751.0
Municipal bonds	586.6	14.3	(1.4)	599.5
Other securities	719.4	16.1	(0.7)	734.8

Total available-for-sale securities	20,657.3	265.1	(48.6)	20,873.8

Total corporate investments and funds held for clients	$26,343.6	$265.1	$(48.6)	$26,560.1

(A) Included within available-for-sale securities are corporate investments with fair values of $55.5 million and funds held for clients with fair values of $20,818.3 million. All available-for-sale securities were included in Level 2.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (B)
Type of issue:
Money market securities and other cash equivalents	$2,771.8	$—	$—	$2,771.8
Available-for-sale securities:
Corporate bonds	8,720.1	171.1	(15.0)	8,876.2
U.S. Treasury and direct obligations of U.S. government agencies	6,051.4	107.3	(11.7)	6,147.0
Asset-backed securities	1,822.6	6.1	(6.9)	1,821.8
Canadian government obligations and Canadian government agency obligations	1,031.4	7.6	(0.8)	1,038.2
Canadian provincial bonds	747.7	25.3	(2.5)	770.5
Municipal bonds	543.3	19.4	(0.5)	562.2
Other securities	915.6	25.7	(0.7)	940.6

Total available-for-sale securities	19,832.1	362.5	(38.1)	20,156.5

Total corporate investments and funds held for clients	$22,603.9	$362.5	$(38.1)	$22,928.3

(B) Included within available-for-sale securities are corporate investments with fair values of $2,086.3 million and funds held for clients with fair values of $18,070.2 million. All available-for-sale securities were included in Level 2.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies." The Company did not transfer any assets between Levels during fiscal 2015 or 2014. In addition, the Company did not adjust the prices obtained from the independent pricing service.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2015, are as follows:

	June 30, 2015
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(27.3)	$2,403.5	$(2.3)	$228.1	$(29.6)	$2,631.6
U.S. Treasury and direct obligations of U.S. government agencies	(7.2)	865.1	(2.6)	374.0	(9.8)	1,239.1
Asset-backed securities	(3.2)	606.8	(2.9)	443.6	(6.1)	1,050.4
Canadian government obligations and Canadian government agency obligations	(0.2)	85.8	—	—	(0.2)	85.8
Canadian provincial bonds	(0.8)	101.5	—	10.0	(0.8)	111.5
Municipal bonds	(1.2)	143.6	(0.2)	6.0	(1.4)	149.6
Other securities	(0.4)	36.6	(0.3)	13.7	(0.7)	50.3
	$(40.3)	$4,242.9	$(8.3)	$1,075.4	$(48.6)	$5,318.3

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2014 are as follows:

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

At June 30, 2015, Corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2015 to June 2023.

At June 30, 2015, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $4,416.8 million and $1,009.2 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from August 2015 through January 2025.

At June 30, 2015, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed-rate credit card, auto loan, and rate reduction receivables with fair values of $1,696.0 million, $375.6 million, and $239.9 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through June 30, 2015.

At June 30, 2015, other securities and their fair value primarily represent: AAA and AA rated sovereign bonds of $317.6 million, AAA and AA rated supranational bonds of $290.2 million, and AA rated mortgage-backed securities of $94.8 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2015	2014
Corporate investments:
Cash and cash equivalents	$1,639.3	$1,584.0
Short-term marketable securities	26.6	2,032.2
Long-term marketable securities	28.9	54.1
Total corporate investments	$1,694.8	$3,670.3

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

June 30,	2015	2014
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$4,047.0	$1,187.8
Restricted short-term marketable securities held to satisfy client funds obligations	4,497.7	1,312.5
Restricted long-term marketable securities held to satisfy client funds obligations	16,320.6	16,757.7
Total funds held for clients	$24,865.3	$19,258.0

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $24,650.5 million and $18,963.4 million as of June 30, 2015 and June 30, 2014, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of 90 days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 80% of the available-for-sale securities held a AAA or AA rating at June 30, 2015, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at June 30, 2015.

Expected maturities of available-for-sale securities at June 30, 2015 are as follows:

Due in one year or less	$4,524.3
Due after one year to two years	3,121.7
Due after two years to three years	2,872.7
Due after three years to four years	2,613.5
Due after four years	7,741.6

Total available-for-sale securities	$20,873.8

NOTE 5. RECEIVABLES

Accounts receivable, net, includes the Company's trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. The Company's receivables also include notes receivable for the implementation and transition costs for clients acquiring ADP’s products and services. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, and internal assessments of credit quality, as well as in the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	June 30, 2015		June 30, 2014
	Current	Long-term	Current	Long-term
Trade receivables	$1,564.6	$—	$1,452.7	$—
Notes receivable	18.8	34.0	94.8	169.9
Less:
Allowance for doubtful accounts - trade receivables	(35.1)	—	(38.0)	—
Allowance for doubtful accounts - notes receivable	(0.4)	(0.6)	(4.7)	(8.3)
Unearned income - notes receivable	(1.0)	(1.2)	(6.0)	(6.2)
	$1,546.9	$32.2	$1,498.8	$155.4

During fiscal 2015, the Company sold notes receivable related to Dealer Services financing arrangements for $226.7 million. Although the sale of the notes receivable transfers the majority of the risk to the purchaser, the Company does retain a minimal level of credit risk on the sold receivables. The cash received in exchange for the notes receivable sold was recorded within the operating activities on the Statements of Consolidated Cash Flows and the gain on sale realized was recorded within Other income, net on the Statements of Consolidated Earnings (see Note 3).

The Company determines the allowance for doubtful accounts related to notes receivable based upon a specific reserve for known collection issues, as well as a non-specific reserve based upon aging, both of which are based upon the history of such losses and current economic conditions. As of fiscal 2015 and 2014, there were no notes receivable that were specifically reserved; the entire notes receivable reserve balance was comprised of non-specific reserves.

Long-term receivables at June 30, 2015 mature as follows:

2017	$15.3
2018	10.5
2019	5.7
2020	2.3
2021	0.2
Total	$34.0

The rollforward of the allowance for doubtful accounts related to notes receivable is as follows:

	Current	Long-term
Balance at June 30, 2013	$5.3	$9.0
Net provision	(0.1)	(0.1)
Chargeoffs	(0.7)	(0.8)
Recoveries and other	0.2	0.2
Balance at June 30, 2014	$4.7	$8.3
Net provision	0.4	0.7
Chargeoffs	(0.6)	(0.8)
Recoveries and other (A)	(4.1)	(7.6)
Balance at June 30, 2015	$0.4	$0.6
(A) As a result of the sale of the notes receivable related to Dealer Services financing arrangements, the Company released $10.7 million of non-specific reserves that were accrued on the sold notes receivable, which was recorded in selling, general, and administrative expenses on the Statements of Consolidated Earnings.

The allowance for doubtful accounts as a percentage of notes receivable was approximately 2% as of June 30, 2015 and 5% as of June 30, 2014.

On an ongoing basis, the Company evaluates the credit quality of its financing receivables, utilizing aging of receivables, collection experience, and charge-offs.  As events related to a specific client dictate, the credit quality of a client is reevaluated. Approximately 99% and 100% of notes receivable were current at June 30, 2015 and 2014, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2015 and 2014 are as follows:

June 30,	2015	2014
Property, plant, and equipment:
Land and buildings	$730.6	$705.9
Data processing equipment	588.5	565.7
Furniture, leaseholds, and other	457.3	447.1
	1,776.4	1,718.7
Less: accumulated depreciation	(1,103.7)	(1,051.6)
Property, plant, and equipment, net	$672.7	$667.1

Depreciation of property, plant and equipment was $127.2 million, $124.1 million, and $113.8 million for fiscal 2015, 2014, and 2013, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal year ended June 30, 2015 and 2014 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2013 (A)	$1,861.6	$4.8	$1,866.4
Additions and other adjustments, net	0.3	—	0.3
Currency translation adjustments	16.8	—	16.8
Balance at June 30, 2014 (A)	$1,878.7	$4.8	$1,883.5
Additions and other adjustments, net	6.8	—	6.8
Currency translation adjustments	(96.8)	—	(96.8)
Balance at June 30, 2015 (A)	$1,788.7	$4.8	$1,793.5

(A) The goodwill balance at June 30, 2015, 2014, and 2013 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

In fiscal 2015, the Company performed the required annual impairment tests of goodwill and determined that there were no impairments.

Components of intangible assets, net, are as follows:

June 30,	2015	2014

Intangible assets:
Software and software licenses	$1,648.7	$1,512.7
Customer contracts and lists	625.4	645.0
Other intangibles	209.0	208.3
	2,483.1	2,366.0
Less accumulated amortization:
Software and software licenses	(1,308.7)	(1,226.4)
Customer contracts and lists	(478.6)	(465.5)
Other intangibles	(192.6)	(183.1)
	(1,979.9)	(1,875.0)
Intangible assets, net	$503.2	$491.0

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 10 years for customer contracts and lists, and 3 years for other intangibles).  Amortization of intangible assets was $150.7 million, $142.5 million, and $137.4 million for fiscal 2015, 2014, and 2013, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2016	$142.9
Twelve months ending June 30, 2017	$122.6
Twelve months ending June 30, 2018	$75.1
Twelve months ending June 30, 2019	$45.3
Twelve months ending June 30, 2020	$36.0

NOTE 8. SHORT TERM FINANCING

The Company has a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016.  In addition, the Company has a five-year $3.25 billion credit facility maturing in June 2019 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through June 30, 2015 under the credit agreements.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. During fiscal 2015, this commercial paper program provided for the issuance of up to $7.5 billion in aggregate maturity value; in July 2015, we increased our U.S. short-term commercial paper program to provide for the issuance of up to $8.25 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2015, the Company had no commercial paper outstanding. At June 30, 2014, the Company had $2.2 billion of commercial paper outstanding, which was repaid on July 1, 2014. In fiscal 2015 and 2014, the Company's average daily borrowings were $2.3 billion at a weighted average interest rate of 0.1% . The weighted average maturity of the Company’s commercial paper in fiscal 2015 and 2014 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2015 and 2014, there were no outstanding obligations related to the reverse repurchase agreements. In fiscal 2015 and 2014, the Company had average outstanding balances under reverse repurchase agreements of $421.2 million and $361.7 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, the Company has $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements.

NOTE 9. EMPLOYEE BENEFIT PLANS

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

Time-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Dividends are paid on shares awarded under the time-based restricted stock program.

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

•
Employee Stock Purchase Plan.  The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 18.2 million shares in fiscal 2015 as compared to 9.0 million shares repurchased in fiscal 2014. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $25.2 million, $1.2 million, and $17.8 million during fiscal years 2015, 2014, and 2013.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2015, 2014, and 2013, respectively:

Years ended June 30,	2015	2014	2013
Operating expenses	$27.0	$21.7	$15.0
Selling, general and administrative expenses	95.8	79.5	54.7
System development and programming costs	20.4	15.9	12.3
Total pretax stock-based compensation expense	$143.2	$117.1	$82.0

Income tax benefit	$51.1	$42.2	$29.4

Stock-based compensation expense attributable to employees of the discontinued operations are included in discontinued operations on the Statements of Consolidated Earnings and therefore not presented in the table above. For fiscal 2015, 2014, and 2013, such stock-based compensation expense was $5.5 million, $21.2 million, and $14.4 million, respectively.

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

As of June 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $14.6 million, $17.3 million, and $86.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years, 1.1 years, and 1.4 years, respectively.

In fiscal 2015, the following activity occurred under the Company’s existing plans, including the impacts related to the CDK spin-off described above.

Stock Options:

Year ended June 30, 2015	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding, beginning of year	7,931	$52
Options granted	949	$86
Options exercised	(2,843)	$40
Options canceled	(175)	$59
Options increased for spin-off adjustment ratio	849	$47
CDK employee options replaced at spin-off with CDK awards	(823)	$54
Options outstanding at June 30, 2015	5,888	$55
Options exercisable at June 30, 2015	3,177	$42
Shares available for future grants, end of year	24,209
Shares reserved for issuance under stock option plans, end of year	30,097

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

Year ended June 30, 2015	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2014	2,341	571
Restricted shares/units granted	949	218
Restricted shares/units vested	(1,083)	(252)
Restricted shares/units forfeited	(148)	(72)
Share/unit increase for spin-off adjustment ratio	267	64
CDK employee restricted shares/units replaced at spin-off with CDK awards	(189)	(43)
Restricted shares/units outstanding at June 30, 2015	2,137	486

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

Year ended June 30, 2015	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2014	803	318
Restricted shares/units granted	339	217
Restricted shares/units vested	(224)	(13)
Restricted shares/units forfeited	(88)	(20)
Share/unit increase for spin-off adjustment ratio	118	67
CDK employee restricted shares/units replaced at spin-off with CDK awards	(45)	(35)
Restricted shares/units outstanding at June 30, 2015	903	534

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2015 was $152.6 million and $120.3 million, respectively, which has a remaining life of 6 years and 4 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2015, 2014, and 2013 was $125.3 million, $156.3 million, and $135.1 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.5%	1.7%	1.0%
Dividend yield	2.3%	2.4%	2.9%
Weighted average volatility factor	23.4%	23.8%	23.5%
Weighted average expected life (in years)	5.4	5.4	5.4
Weighted average fair value (in dollars) (A)	$14.29	$11.89	$7.59

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2015	2014	2013

Performance-based restricted stock (A)	$64.91	$53.08	$48.46
Time-based restricted stock (A)	$73.83	$62.85	$51.62
(A) The weighted average fair values of grants before September 30, 2014 were adjusted to reflect the impact of the spin-off of CDK.

B.  Pension Plans

The Company has a defined benefit cash balance pension plan covering substantially all U.S. employees, under which employees are credited with a percentage of base pay plus interest. The plan interest credit rate varies from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested upon completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles. Effective January 1,

2015, associates hired on or after this date are not eligible to participate in the Company's U.S. pension plan.  In addition, associates rehired on or after January 1, 2015 will no longer be eligible to earn additional contributions but will continue to earn interest on any balance that remains in the pension plan. The Company also has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain key officers upon retirement based upon the officers' years of service and compensation. As of January 23, 2014, newly appointed corporate officers are no longer eligible to participate in the SORP.

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

The Company's pension plans' funded status as of June 30, 2015 and 2014 is as follows:

June 30,	2015	2014

Change in plan assets:
Fair value of plan assets at beginning of year	$2,024.1	$1,676.1
Actual return on plan assets	60.6	311.1
Employer contributions	9.9	84.7
Currency translation adjustments	(8.8)	4.2
Benefits paid	(76.0)	(52.0)
Fair value of plan assets at end of year	$2,009.8	$2,024.1

Change in benefit obligation:
Benefit obligation at beginning of year	$1,598.7	$1,427.8
Service cost	68.4	66.4
Interest cost	62.8	62.6
Actuarial losses	21.7	87.2
Currency translation adjustments	(17.5)	6.7
Curtailments and special termination benefits	2.9	—
Benefits paid	(76.0)	(52.0)
Projected benefit obligation at end of year	$1,661.0	$1,598.7

Funded status - plan assets less benefit obligations	$348.8	$425.4

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2015 and 2014 consisted of:

June 30,	2015	2014

Noncurrent assets	$475.7	$551.4
Current liabilities	(5.9)	(5.6)
Noncurrent liabilities	(121.0)	(120.4)
Net amount recognized	$348.8	$425.4

The accumulated benefit obligation for all defined benefit pension plans was $1,645.4 million and $1,581.9 million at June 30, 2015 and 2014, respectively.

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2015 and 2014 had the following projected benefit obligation, accumulated benefit obligation and fair value of plan assets:

June 30,	2015	2014

Projected benefit obligation	$131.5	$142.6
Accumulated benefit obligation	$117.4	$127.8
Fair value of plan assets	$4.5	$16.7

The components of net pension expense were as follows:

	2015	2014	2013
Service cost – benefits earned during the period	$68.4	$66.4	$67.2
Interest cost on projected benefits	62.8	62.6	55.1
Expected return on plan assets	(129.7)	(119.4)	(109.5)
Net amortization and deferral	17.2	20.1	30.9
Special termination benefits and plan curtailments	3.2	—	—
Net pension expense	$21.9	$29.7	$43.7

Net pension expense for fiscal 2015, 2014, and 2013 includes $4.3 million, $5.4 million, and $6.1 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for fiscal 2015 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

The net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that are included in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are $259.1 million, $2.7 million, and $0.2 million, respectively, at June 30, 2015. The estimated net actuarial loss, prior service cost, and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $10.4 million, $0.5 million, and $0.2 million, respectively, at June 30, 2015.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2015	2014

Discount rate	4.25%	4.05%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2015	2014	2013

Discount rate	4.05%	4.50%	3.90%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Increase in compensation levels	4.00%	4.00%	4.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2015 and 2014 by asset category were as follows:

	2015	2014

Cash and cash equivalents	9%	—%
U.S. fixed income securities	33%	33%
U.S. equity securities	17%	20%
International equity securities	19%	21%
Global equity securities	22%	26%
	100%	100%

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

The pension plans' assets are currently invested in various asset classes with differing expected rates of return, correlations, and volatilities, including large capitalization and small capitalization U.S. equities, international equities, U.S. fixed income securities, and cash.

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

None of the pension plans' assets are directly invested in the Company's stock, although the pension plans may hold a minimal amount of Company stock to the extent of the Company's participation in equity indices.

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2015.

The following table presents the investments of the pension plans measured at fair value at June 30, 2015:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,082.7	$—	$1,082.7
U.S. government securities	—	270.7	—	270.7
Mutual funds	89.0	—	—	89.0
Corporate and municipal bonds	—	347.5	—	347.5
Mortgage-backed security bonds	—	34.5	—	34.5
Total pension assets	$89.0	$1,735.4	$—	$1,824.4

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $185.4 million as of June 30, 2015, which have been classified as Level 2 in the fair value hierarchy.

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

Contributions

During fiscal 2015, the Company contributed $9.9 million to the pension plans. The Company expects to contribute $10.7 million to the pension plans during fiscal 2016.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2016 to 2020 are $71.9 million, $78.1 million, $86.2 million, $93.4 million and $101.2 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from 2021 to 2025 are $630.2 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2015 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $69.7 million, $66.0 million, and $61.2 million for the calendar years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 10. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2015	2014	2013

Earnings from continuing operations before income taxes:
United States	$1,895.3	$1,635.6	$1,457.7
Foreign	175.4	243.6	252.4
	$2,070.7	$1,879.2	$1,710.1

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2015	2014	2013

Current:
Federal	$576.3	$552.1	$425.8
Foreign	93.1	71.3	80.8
State	40.1	51.1	47.6
Total current	709.5	674.5	554.2

Deferred:
Federal	(1.3)	(32.7)	38.7
Foreign	(17.0)	(10.3)	(10.7)
State	3.0	5.1	5.7
Total deferred	(15.3)	(37.9)	33.7
Total provision for income taxes	$694.2	$636.6	$587.9

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2015	%	2014	%	2013	%

Provision for taxes at U.S. statutory rate	$724.8	35.0	$657.7	35.0	$598.4	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax benefit	34.8	1.7	33.4	1.8	25.9	1.5
U.S. tax on foreign income	155.3	7.5	26.6	1.4	85.2	5.0
Utilization of foreign tax credits	(177.1)	(8.6)	(26.2)	(1.4)	(95.1)	(5.5)
Section 199 - Qualified production activities	(28.9)	(1.4)	(23.0)	(1.2)	(22.3)	(1.3)
Other (A)	(14.7)	(0.7)	(31.9)	(1.7)	(4.2)	(0.3)
	$694.2	33.5	$636.6	33.9	$587.9	34.4

(A) Fiscal 2013 includes $16.0 million for the tax impact of the non tax-deductible goodwill impairment related to ADP AdvancedMD which increased our fiscal 2013 effective tax rate 0.8 percentage points.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2015	2014

Deferred tax assets:
Accrued expenses not currently deductible	$240.6	$216.7
Stock-based compensation expense	72.3	75.6
Net operating losses	47.5	59.6
Other	23.5	31.4
	383.9	383.3
Less: valuation allowances	(23.7)	(35.5)
Deferred tax assets, net	$360.2	$347.8

Deferred tax liabilities:
Prepaid retirement benefits	$147.9	$183.7
Deferred revenue	36.6	42.5
Fixed and intangible assets	122.5	116.1
Prepaid expenses	108.5	98.5
Unrealized investment gains, net	71.9	112.3
Tax on unrepatriated earnings	5.1	14.1
Other	1.9	—
Deferred tax liabilities	$494.4	$567.2
Net deferred tax liabilities	$134.2	$219.4

There are $33.0 million and $21.6 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively. There are $61.9 million and $72.2 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively. There are $57.0 million and $97.3 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2015 and 2014, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $417.6 million as of June 30, 2015, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impracticable to estimate the amount of net income tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $57.4 million as of June 30, 2015, of which $42.8 million expire through 2035 and $14.6 million has an indefinite utilization period. As of June 30, 2015, the Company has approximately $50.2 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through 2030.

The Company has state net operating loss carry-forwards of approximately $164.1 million as of June 30, 2015, which expire through 2034.

The Company has recorded valuation allowances of $23.7 million and $35.5 million at June 30, 2015 and 2014, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $773.3 million, $821.5 million, and $691.0 million for fiscal 2015, 2014, and 2013, respectively.

As of June 30, 2015, 2014, and 2013 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $27.1 million, $56.5 million, and $67.0 million respectively. The amount that, if recognized, would impact the effective tax rate is $16.9 million, $31.0 million, and $35.1 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2015	2014	2013

Unrecognized tax benefits at beginning of the year	$56.5	$67.0	$79.2
Additions for tax positions	2.4	3.6	5.0
Additions for tax positions of prior periods	3.1	6.8	5.1
Reductions for tax positions of prior periods	(6.5)	(3.7)	(3.4)
Settlement with tax authorities	(12.2)	(4.4)	(10.3)
Expiration of the statute of limitations	(14.0)	(13.7)	(9.7)
Impact of foreign exchange rate fluctuations	(2.2)	0.9	1.1
Unrecognized tax benefit at end of year	$27.1	$56.5	$67.0

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years ended June 30, 2015, 2014, and 2013, the Company recorded interest (benefit) expense of $(2.7) million, $(3.4) million, and $0.4 million, respectively. Penalties incurred during fiscal years ended June 30, 2015, 2014, and 2013 were not material.

At June 30, 2015, the Company had accrued interest of $3.8 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2014, the Company had accrued interest of $10.6 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2015, the Company had accrued penalties of $0.3 million recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2014, the Company had accrued penalties of $0.6 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2014-2015
Arizona	2010-2013
Illinois	2004-2014
Minnesota	2009-2013
New York	2007-2009
New Jersey	2002-2014
India	2004-2013
Brazil	2010

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $5 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

In fiscal 2015, the Company reached agreements with the IRS regarding all outstanding tax audit issues in dispute for the tax years through and including June 30, 2013, which did not have a material impact to the consolidated financial statements of the Company.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has obligations under various facilities and equipment leases and software license agreements. Minimum commitments under these obligations with a future life of greater than one year at June 30, 2015 are as follows:

Years ending June 30,

2016	$89.6
2017	80.6
2018	63.6
2019	40.1
2020	26.6
Thereafter	20.4
$320.9

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2015, the Company has purchase commitments of approximately $743.7 million, including a reinsurance premium with ACE American Insurance Company for the fiscal 2016 policy year, as well as obligations related to purchase and maintenance agreements on our software, equipment, and other assets, of which $358.7 million relates to fiscal 2016, $114.8 million relates to the fiscal year ending June 30, 2017 and the remaining $270.2 million relates to fiscal years ending June 30, 2018 through fiscal 2020.

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

NOTE 12. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive income (loss) was $(350.6) million, $162.8 million, and $(214.8) million in fiscal 2015, 2014, and 2013, respectively. Changes in Accumulated Other Comprehensive Income ("AOCI") by component are as follows:

	Currency Translation Adjustment		Net Gains on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income

Balance at June 30, 2012	$42.0		$461.3		$(273.1)		$230.2
Other comprehensive (loss) income before reclassification adjustments	(2.4)		(394.6)		68.2		(328.8)
Tax effect	—		138.5		(25.7)		112.8
Reclassification adjustments to net earnings	—		(28.6)	(A)	31.7	(B)	3.1
Tax effect	—		10.1		(12.0)		(1.9)
Balance at June 30, 2013	$39.6		$186.7		$(210.9)		$15.4
Other comprehensive income before reclassification adjustments	58.4		53.5		102.8		214.7
Tax effect			(18.2)		(39.7)		(57.9)
Reclassification adjustments to net earnings	1.5	(C)	(16.5)	(A)	20.7	(B)	5.7
Tax effect			6.1		(5.8)		0.3
Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive loss before reclassification adjustments	(240.8)		(103.0)		(87.4)		(431.2)
Tax effect			38.6		32.7		71.3
Reclassification adjustments to net earnings	1.2	(C)	(4.9)	(A)	17.9	(B)	14.2
Tax effect			1.6		(6.5)		(4.9)
Reclassification adjustments to retained earnings	(88.2)	(D)	—		—		(88.2)
Balance at June 30, 2015	$(228.3)		$143.9		$(176.2)		$(260.6)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 9).

(C) Reclassification adjustments out of AOCI are included within net earnings from discontinued operations, on the Statements of Consolidated Earnings.

(D) Reclassification adjustment out of AOCI is related to the CDK spin-off and included in retained earnings on the Consolidated Balance Sheets.

NOTE 13. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

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

	Employer Services	PEO Services	Other	Client Fund Interest	Total
Year ended June 30, 2015
Revenues from continuing operations	$8,897.3	$2,647.2	$(12.4)	$(593.6)	$10,938.5
Earnings from continuing operations before income taxes	2,694.2	303.6	(333.5)	(593.6)	2,070.7
Assets from continuing operations	27,554.7	377.7	5,178.1	—	33,110.5
Capital expenditures from continuing operations	95.2	1.3	74.7	—	171.2
Depreciation and amortization	226.6	1.2	50.1	—	277.9

Year ended June 30, 2014
Revenues from continuing operations	$8,506.0	$2,270.9	$(0.9)	$(549.6)	$10,226.4
Earnings from continuing operations before income taxes	2,517.3	234.4	(322.9)	(549.6)	1,879.2
Assets from continuing operations	21,736.3	472.6	7,420.7	—	29,629.6
Capital expenditures from continuing operations	90.8	0.9	69.3	—	161.0
Depreciation and amortization	216.6	1.2	48.8	—	266.6

Year ended June 30, 2013
Revenues from continuing operations	$7,899.0	$1,973.2	$1.7	$(431.9)	$9,442.0
Earnings from continuing operations before income taxes	2,215.7	199.7	(273.4)	(431.9)	1,710.1
Assets from continuing operations	24,462.8	411.4	5,167.5	—	30,041.7
Capital expenditures from continuing operations	76.1	0.6	52.7	—	129.4
Depreciation and amortization	190.3	1.2	59.7	—	251.2

	United States	Europe	Canada	Other	Total
Year ended June 30, 2015
Revenues from continuing operations	$9,101.8	$1,086.6	$320.8	$429.3	$10,938.5
Assets from continuing operations	$28,138.1	$2,059.5	$2,488.9	$424.0	$33,110.5

Year ended June 30, 2014
Revenues from continuing operations	$8,354.2	$1,132.7	$334.7	$404.8	$10,226.4
Assets from continuing operations	$25,228.8	$2,057.2	$1,898.6	$445.0	$29,629.6

Year ended June 30, 2013
Revenues from continuing operations	$7,699.6	$1,032.5	$339.2	$370.7	$9,442.0
Assets from continuing operations	$25,958.7	$1,732.9	$1,958.7	$391.4	$30,041.7

NOTE 14. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our operations for the two fiscal years ended June 30, 2015 and June 30, 2014 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2015
Revenues from continuing operations	$2,566.1	$2,653.6	$3,024.3	$2,694.5
Gross profit from continuing operations	$1,007.8	$1,070.3	$1,340.0	$1,092.7
Earnings from continuing operations before income taxes	$450.4	$498.8	$739.9	$381.6
Net earnings from continuing operations	$296.6	$332.5	$490.3	$257.0
Net (loss) / earnings from discontinued operations	$(1.4)	$(1.0)	$(0.7)	$79.2
Net earnings	$295.2	$331.5	$489.6	$336.2
Basic per common share amounts:
Basic earnings per share from continuing operations	$0.62	$0.70	$1.04	$0.55
Basic earnings per share from discontinued operations	$—	$—	$—	$0.17
Diluted per common share amounts:
Diluted earnings per share from continuing operations	$0.62	$0.69	$1.03	$0.55
Diluted earnings per share from discontinued operations	$—	$—	$—	$0.17

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2014
Revenues from continuing operations	$2,355.4	$2,486.6	$2,817.8	$2,566.6
Gross profit from continuing operations	$917.8	$1,011.5	$1,235.6	$1,020.7
Earnings from continuing operations before income taxes	$402.6	$460.5	$659.2	$357.0
Net earnings from continuing operations	$264.2	$313.2	$432.1	$233.2
Net earnings from discontinued operations	$64.4	$63.8	$89.5	$55.5
Net earnings	$328.6	$377.0	$521.6	$288.7
Basic per common share amounts:
Basic earnings per share from continuing operations	$0.55	$0.65	$0.90	$0.49
Basic earnings per share from discontinued operations	$0.13	$0.13	$0.19	$0.12
Diluted per common share amounts:
Diluted earnings per share from continuing operations	$0.55	$0.65	$0.89	$0.48
Diluted earnings per share from discontinued operations	$0.13	$0.13	$0.19	$0.11

NOTE 15. SUBSEQUENT EVENTS

With the exception of the July 2015 increase in the commercial paper program discussed in Note 8, and the items listed below, there are no further subsequent events for disclosure.

The Company's subsidiary captive insurance company, ADP Indemnity, paid a premium of $202.0 million in July 2015 to enter into a reinsurance arrangement with ACE American Insurance Company to cover substantially all losses for the fiscal 2016 policy year on terms substantially similar to the fiscal 2015 reinsurance policy to cover losses up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

In August 2015, the Company signed an agreement to sell its AdvancedMD business, which is currently included within the Employer Services segment. The Company expects the sale to be completed during the first or second quarter of fiscal 2016, subject to normal and customary closing conditions. The transaction is expected to create a fiscal 2016 pre-tax gain of approximately $30 million.

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
It is the responsibility of Automatic Data Processing, Inc.'s (“ADP”) management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance to ADP's management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2015 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2015.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Jan Siegmund
Jan Siegmund
Chief Financial Officer

Roseland, New Jersey
August 7, 2015

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2015 of the Company and our report dated August 7, 2015 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 7, 2015

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	40	Corporate Controller and Principal Accounting Officer	2007
John Ayala	48	President, Small Business Services, Retirement Services and	2002
		Insurance Services
Mark D. Benjamin	44	President, Global Enterprise Solutions	1992
Maria Black	41	President, ADP TotalSource	1996
Michael A. Bonarti	49	Vice President, General Counsel and Secretary	1997
Deborah L. Dyson	49	Vice President, Client Experience and	1988
		Continuous Improvement
Michael C. Eberhard	53	Vice President and Treasurer	1998
Edward B. Flynn, III	55	Executive Vice President, Worldwide Sales and Marketing	1988
Dermot J. O'Brien	49	Chief Human Resources Officer	2012
Thomas Perrotti	46	President, Major Account Services and ADP Canada	1993
Douglas Politi	53	President, Added Value Services	1992
Carlos A. Rodriguez	51	President and Chief Executive Officer	1999
Stuart Sackman	54	Vice President, Global Product and Technology	1992
Jan Siegmund	51	Chief Financial Officer	1999
Joe Timko	55	Chief Strategy Officer	2013

Brock Albinson joined ADP in 2007. Prior to his appointment as Corporate Controller and Principal Accounting Officer in March 2015, he served as Assistant Corporate Controller from December 2011 to February 2015, as Vice President, Corporate Finance, from January 2011 to December 2011, and as Vice President, Financial Policy, from March 2007 to January 2011.
John Ayala joined ADP in 2002. Prior to his appointment as President, Small Business Services, Retirement Services and Insurance Services in July 2014, he served as Vice President, Client Experience and Continuous Improvement from 2013 to June 2014, as Senior Vice President, Employer Services - Small Business Services from 2011 to January 2013, and as Senior Vice President, Service and Operations, TotalSource from 2008 to 2011.
Mark D. Benjamin joined ADP in 1992. Prior to his appointment as President, Global Enterprise Solutions, which includes Employer Services - International, National Account Services, Benefit Services, Recruitment Process Outsourcing, and Multinational Companies, in July 2013, he served as President, Employer Services International from July 2011 to June 2013, and as Senior Vice President, Small Business Services and TotalSource from 2008 to June 2011.
Maria Black joined ADP in 1996. Prior to her appointment as President, ADP TotalSource in July 2014, she served as General Manager, ADP United Kingdom from July 2013 to June 2014, and as General Manager, Employer Services - TotalSource Western Central Region from 2008 to June 2013.
Michael A. Bonarti joined ADP in 1997. He has served as Vice President, General Counsel and Secretary since 2010.
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
Michael C. Eberhard joined ADP in 1998. He has served as Vice President and Treasurer since 2009.

Edward B. Flynn, III joined ADP in 1988. Prior to his appointment as Executive Vice President, Worldwide Sales and Marketing in 2013, he served as Vice President, Employer Services - Sales from 2009 to 2013.
Dermot J. O’Brien joined ADP in 2012 as Chief Human Resources Officer. Prior to joining ADP, he was Executive Vice President of Human Resources at TIAA-CREF from 2003 to 2012.
Thomas Perrotti joined ADP in 1993. Prior to his appointment as President, Major Account Services and ADP Canada in July 2015, he served as Corporate Vice President and Senior Vice President, Service and Operations, Major Account Services from July 2014 to June 2015, as Senior Vice President, Service & Operations, Small Business Services from April 2013 to June 2014, as Senior Vice President, Sales, Small Business Services from April 2011 to March 2013, and as Division Vice President, Global Sales Operations, Employer Services from November 2009 to March 2011.
Douglas Politi joined ADP in 1992. Prior to his appointment as President, Added Value Services in 2013, he served as Senior Vice President, CFO Suite (AVS) from 2011 to 2013, and as Senior Vice President, Retirement Services from 2006 to 2011.
Carlos A. Rodriguez joined ADP in 1999. Prior to his appointment in November 2011 to President and Chief Executive Officer, he served as President and Chief Operating Officer from June 2011 to November 2011, and as President, Employer Services - National Account Services, ADP Canada, and GlobalView and Employer Services International, from 2010 to May 2011.
Stuart Sackman joined ADP in 1992. Prior to his appointment as Vice President, Global Product and Technology in March 2015, he served as Corporate Vice President and General Manager of Multinational Corporations Services from 2012 to February 2015, and as Division Vice President and General Manager of the National Account Services’ East National Service Center from 2008 to 2012.
Jan Siegmund joined ADP in 1999. Prior to his appointment as Chief Financial Officer in 2012, he served as President, Added Value Services and Chief Strategy Officer from 2009 to 2012.
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

Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Code of Ethics
ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP’s website at www.adp.com under “Corporate Social Responsibility” in the “Who We Are” section. Any amendment to or waivers from the code of ethics will be disclosed on our website within four business days following the date of the amendment or waiver.

Audit Committee
See “Election of Directors - Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.
.

Item 11. Executive Compensation
See “Election of Directors - Corporate Governance - Compensation of Executive Officers” and “Election of Directors - Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See “Election of Directors - Security Ownership of Certain Beneficial Owners and Managers” and “Election of Directors - Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Election of Directors - Corporate Governance” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2015 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Statements of Consolidated Earnings - years ended June 30, 2015, 2014 and 2013
Consolidated Balance Sheets - June 30, 2015 and 2014
Statements of Consolidated Stockholders' Equity - years ended June 30, 2015, 2014 and 2013
Statements of Consolidated Cash Flows - years ended June 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	82
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

3.2	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 9, 2015
10.1
Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007

10.2
Separation and Distribution Agreement, dated September 29, 2014, by and between Automatic Data Processing, Inc. and CDK Global Holdings, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2014.

10.3
Letter Agreement, dated as of March 15, 2012, between Automatic Data Processing, Inc. and Dermot O'Brien - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (Management Contract)

10.4
Separation Agreement and Release, dated April 21, 2014, by and between Regina R. Lee and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2014

10.5
Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 12, 2009 (Management Compensatory Plan)

10.6
Automatic Data Processing, Inc. 2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Management Compensatory Plan)

10.7
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective July 25, 2014 - incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.8
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.9
Automatic Data Processing, Inc. 2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.10
Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.11
364-Day Credit Agreement, dated as of June 17, 2015, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated June 19, 2015

10.12
Five-Year Credit Agreement, dated as of June 17, 2015, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated June 19, 2015

10.13
Amended and Restated Five-Year Credit Agreement, dated as of June 19, 2013, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Barclays Bank PLC, and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., as Documentation Agent. - incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K dated June 20, 2013

10.14
2000 Stock Option Grant Agreement (Form for Employees) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.15
2000 Stock Option Grant Agreement (Form for Non-Employee Directors) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.16
2000 Stock Option Grant Agreement (Form for Employees) for grants beginning August 14, 2008 - incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K dated August 13, 2008 (Management Compensatory Plan)

10.17
Non-Employee Director Compensation Summary Sheet - incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.18
Automatic Data Processing, Inc. 2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.19
French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.20
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.21
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants prior to November 12, 2008 - incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.22
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants beginning November 12, 2008 - incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.23
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.24
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.25
Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.26
Automatic Data Processing, Inc. Retirement and Savings Restoration Plan - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.27
Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.28
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.29
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.30
Form of Stock Option Grant under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.31
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013) (Management Compensatory Plan)

10.32	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of period
Year ended June 30, 2015:
Allowance for doubtful accounts:
Current	$42,749	$15,554	$(1,862)	$(20,948)	(B)	$35,493
Long-term	$8,349	$746	$(39)	$(8,422)	(B)	$634
Deferred tax valuation allowance	$35,542	$1,551	$(3,801)	$(9,584)		$23,707
Year ended June 30, 2014:
Allowance for doubtful accounts:
Current	$37,393	$13,575	$400	$(8,619)	(B)	$42,749
Long-term	$9,033	$2,964	$79	$(3,727)	(B)	$8,349
Deferred tax valuation allowance	$33,724	$6,254	$3,000	$(7,436)		$35,542
Year ended June 30, 2013:
Allowance for doubtful accounts:
Current	$33,850	$16,002	$(109)	$(12,350)	(B)	$37,393
Long-term	$8,812	$2,687	$(50)	$(2,416)	(B)	$9,033
Deferred tax valuation allowance	$39,116	$1,674	$652	$(7,718)		$33,724
(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 7, 2015	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 7, 2015
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Jan Siegmund	Chief Financial Officer	August 7, 2015
(Jan Siegmund)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 7, 2015
(Brock Albinson)	(Principal Accounting Officer)

/s/ Ellen R. Alemany	Director	August 7, 2015
(Ellen R. Alemany)

/s/ Peter Bisson	Director	August 7, 2015
(Peter Bisson)

/s/ Leslie A. Brun	Director	August 7, 2015
(Leslie A. Brun)

/s/ Richard T. Clark	Director	August 7, 2015
(Richard T. Clark)

/s/ Eric C. Fast	Director	August 7, 2015
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 7, 2015
(Linda R. Gooden)

/s/ Michael P. Gregoire	Director	August 7, 2015
(Michael P. Gregoire)

/s/ R. Glenn Hubbard	Director	August 7, 2015
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 7, 2015
(John P. Jones)