Form 10-Q
period 2015-09-30
AUTOMATIC DATA PROCESSING INC
filed 2015-11-05
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2015 was 461,206,624.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,928.7	$1,884.4
Interest on funds held for clients	87.8	90.2
PEO revenues (A)	697.5	591.5
TOTAL REVENUES	2,714.0	2,566.1

EXPENSES:
Costs of revenues:
Operating expenses	1,439.8	1,361.2
Systems development and programming costs	156.1	145.6
Depreciation and amortization	50.6	51.5
TOTAL COSTS OF REVENUES	1,646.5	1,558.3

Selling, general, and administrative expenses	605.3	576.0
Interest expense	4.9	1.9
TOTAL EXPENSES	2,256.7	2,136.2

Other income, net	(47.7)	(20.5)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	505.0	450.4

Provision for income taxes	167.5	153.8
NET EARNINGS FROM CONTINUING OPERATIONS	$337.5	$296.6

(LOSS)/EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(1.4)	67.7
(Benefit)/Provision for income taxes	(0.5)	69.1
NET LOSS FROM DISCONTINUED OPERATIONS	$(0.9)	$(1.4)

NET EARNINGS	$336.6	$295.2

Basic Earnings Per Share from Continuing Operations	$0.73	$0.62
Basic Loss Per Share from Discontinued Operations	—	—
BASIC EARNINGS PER SHARE	$0.73	$0.62

Diluted Earnings Per Share from Continuing Operations	$0.72	$0.62
Diluted Loss Per Share from Discontinued Operations	—	—
DILUTED EARNINGS PER SHARE	$0.72	$0.61

Basic weighted average shares outstanding	462.4	478.4
Diluted weighted average shares outstanding	465.7	481.7

Dividends declared per common share	$0.490	$0.480

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $6,865.3 million and $5,736.2 million for the three months ended September 30, 2015 and 2014, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net earnings	$336.6	$295.2

Other comprehensive income/(loss):
Currency translation adjustments	(22.0)	(108.9)

Unrealized net gains/(losses) on available-for-sale securities	53.4	(94.1)
Tax effect	(20.0)	34.0
Reclassification of net gains on available-for-sale securities to net earnings	—	(0.8)
Tax effect	—	0.3

Reclassification of pension liability adjustment to net earnings	2.9	8.2
Tax effect	(1.1)	(2.8)

Other comprehensive income/(loss), net of tax	13.2	(164.1)
Comprehensive income	$349.8	$131.1

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$3,184.7	$1,639.3
Short-term marketable securities	27.2	26.6
Accounts receivable, net	1,565.2	1,546.9
Other current assets	890.3	731.1
Total current assets before funds held for clients	5,667.4	3,943.9
Funds held for clients	24,508.7	24,865.3
Total current assets	30,176.1	28,809.2
Long-term marketable securities	21.3	28.9
Long-term receivables, net	32.6	32.2
Property, plant and equipment, net	680.3	672.7
Other assets	1,309.2	1,270.8
Goodwill	1,684.6	1,793.5
Intangible assets, net	476.2	503.2
Total assets	$34,380.3	$33,110.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$146.5	$194.5
Accrued expenses and other current liabilities	1,252.2	1,159.2
Accrued payroll and payroll-related expenses	405.6	627.3
Dividends payable	225.7	226.4
Short-term deferred revenues	218.1	228.6
Income taxes payable	99.0	27.2
Total current liabilities before client funds obligations	2,347.1	2,463.2
Client funds obligations	24,240.2	24,650.5
Total current liabilities	26,587.3	27,113.7
Long-term debt	1,995.2	9.2
Other liabilities	648.0	644.3
Deferred income taxes	162.9	172.1
Long-term deferred revenues	356.7	362.7
Total liabilities	$29,750.1	$28,302.0

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued 638.7 shares at September 30, 2015 and June 30, 2015; outstanding, 463.4 and 466.4 shares at September 30, 2015 and June 30, 2015, respectively	63.9	63.9
Capital in excess of par value	659.6	663.3
Retained earnings	13,568.6	13,460.3
Treasury stock - at cost: 175.3 and 172.3 shares at September 30, 2015 and June 30, 2015, respectively	(9,414.5)	(9,118.4)
Accumulated other comprehensive loss	(247.4)	(260.6)
Total stockholders’ equity	4,630.2	4,808.5
Total liabilities and stockholders’ equity	$34,380.3	$33,110.5

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$336.6	$295.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	68.8	67.7
Deferred income taxes	29.4	9.3
Stock-based compensation expense	34.7	38.7
Excess tax benefit related to exercise of stock options and restricted stock	(15.9)	(44.2)
Net pension expense	4.4	5.8
Net amortization of premiums and accretion of discounts on available-for-sale securities	24.1	25.3
Gain on sale of divested businesses, net of tax	(21.8)	—
Other	5.8	(6.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase) / decrease in accounts receivable	(32.3)	27.8
Increase in other assets	(249.2)	(224.4)
Decrease in accounts payable	(19.5)	(9.1)
Decrease in accrued expenses and other liabilities	(71.9)	(12.4)
Proceeds from the sale of notes receivable	—	207.2
Operating activities of discontinued operations	—	(1.8)
Net cash flows provided by operating activities	93.2	378.2

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(859.8)	(894.2)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,255.3	595.2
Net (increase) / decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(137.8)	1.5
Capital expenditures	(55.6)	(36.1)
Additions to intangibles	(45.4)	(43.9)
Acquisitions of businesses, net of cash acquired	—	(8.1)
Proceeds from the sale of property, plant, and equipment and other assets	—	23.6
Dividend received from CDK Global, Inc.	—	825.0
Cash retained by CDK Global, Inc.	—	(180.0)
Proceeds from the sale of divested businesses	162.5	—
Investing activities of discontinued operations	—	(15.9)
Net cash flows provided by investing activities	319.2	267.1

Cash Flows from Financing Activities:
Net (decrease) / increase in client funds obligations	(275.1)	47.3
Net proceeds from debt issuance	1,986.4	—
Payments of debt	(0.6)	(0.6)
Repurchases of common stock	(308.1)	(61.2)
Net proceeds from stock purchase plan and stock-based compensation plans	(22.0)	16.5
Excess tax benefit related to exercise of stock options and restricted stock	15.9	44.2
Dividends paid	(229.0)	(229.8)
Net repayments of commercial paper borrowings	—	(236.0)
Other	(23.4)	—
Financing activities of discontinued operations	—	1.6
Net cash flows provided by / (used in) financing activities	1,144.1	(418.0)

Effect of exchange rate changes on cash and cash equivalents	(11.1)	(35.2)

Net change in cash and cash equivalents	1,545.4	192.1

Cash and cash equivalents, beginning of period	1,639.3	1,983.6
Cash and cash equivalents, end of period	3,184.7	2,175.7
Less cash and cash equivalents of discontinued operations, end of period	—	2.2
Cash and cash equivalents of continuing operations, end of period	$3,184.7	$2,173.5
See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)

Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes thereto of Automatic Data Processing, Inc. and its subsidiaries (“ADP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Consolidated Financial Statements and footnotes thereto are unaudited.  In the opinion of the Company’s management, the Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the Company’s interim financial results.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for all businesses that qualify as a discontinued operation (see Note 3). The Interim Financial Data by Segment has also been adjusted to reflect the historical results of the AdvancedMD (“AMD”) business within the Other segment (see Note 15).

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (“fiscal 2015”).

Note 2.  New Accounting Pronouncements

In July 2015, the Company adopted Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Debt issuance costs have been presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In July 2015, the Company adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as a discontinued operation. As a result of ASU 2014-08, the Company did not classify AMD as a discontinued operation. The businesses classified as a discontinued operation prior to June 30, 2015 continue to be classified as a discontinued operation (see Note 3).

In September 2015, the Company adopted ASU 2015-16, "Simplifying the Accounting for Measurement Period Adjustments." The update eliminates the need to retrospectively adjust prior period information in the financial statement for acquisition adjustments to goodwill during the measurement period. The impact of ASU 2015-16 will be dependent on any future acquisitions, if any.

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The update provides guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has not yet determined the impact of ASU 2015-05 on its consolidated results of operations, financial condition, or cash flows.

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

Note 3. Divestitures

A. Disposition

On September 1, 2015, the Company completed the sale of its AMD business for a pre-tax gain of $29.1 million, less costs to sell, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The Company determined that the disposition did not meet the criteria for reporting discontinued operations under ASU 2014-08, which was adopted prospectively on July 1, 2015, as the disposition of this business does not represent a strategic shift that has a major effect on the Company's operations or financial results. Beginning in the first quarter of the fiscal year ending June 30, 2016 ("fiscal 2016"), the historical results of AMD are being reported in the Other segment (see Note 15).

B. Discontinued Operations

On June 26, 2015, the Company completed the sale of its Procure-to-Pay business ("P2P"), which was previously reported in the Employer Services segment, for a pre-tax gain of $100.9 million, less costs to sell, and recorded such gain within earnings from discontinued operations on the Statements of Consolidated Earnings.

On September 30, 2014, the Company completed the tax free spin-off of its former Dealer Services business, which was a separate reportable segment, into an independent publicly traded company called CDK Global, Inc. ("CDK"). As a result of the spin-off, ADP stockholders of record on September 24, 2014 (the "record date") received one share of CDK common stock on September 30, 2014, par value $0.01 per share, for every three shares of ADP common stock held by them on the record date and cash for any fractional shares of CDK common stock. ADP distributed approximately 160.6 million shares of CDK common stock in the distribution. During the three months ended September 30, 2015, the Company became aware that 1.0 million of the 160.6 million shares of CDK stock distributed at the distribution date were inadvertently issued and distributed with respect to certain unvested Company equity awards.  The 1.0 million shares were canceled during the three months ended September 30, 2015.  Such shares distributed as part of the spin-off did not have any impact to previously reported results of operations, financial condition, or cash flows. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders. The spin-off, transitional, and on-going relationships between ADP and CDK are governed by the Separation and Distribution Agreement entered into between ADP and CDK and certain other ancillary agreements.

Incremental costs associated with the spin-off of CDK of $42.8 million for the three months ended September 30, 2014 are included in discontinued operations on the Statements of Consolidated Earnings.

In conjunction with the spin-off of CDK and the sale of P2P, the Company has classified the operating results of these businesses as discontinued operations for all periods presented. Results for discontinued operations were as follows:

	Three Months Ended
	September 30,
	2015	2014
Revenues	$—	$516.6

Earnings from discontinued operations before income taxes	—	67.7
Provision for income taxes	—	69.1
Net loss from discontinued operations before gain on disposal of discontinued operations	—	(1.4)

Adjustment of gain on disposal of P2P	(1.4)	—
Provision for income taxes	(0.5)	—
Net adjustment of gain on disposal of P2P	(0.9)	—

Net loss from discontinued operations	$(0.9)	$(1.4)

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2015
Net earnings from continuing operations	$337.5			$337.5
Weighted average shares (in millions)	462.4	1.3	2.0	465.7
EPS from continuing operations	$0.73			$0.72
Three Months Ended September 30, 2014
Net earnings from continuing operations	$296.6			$296.6
Weighted average shares (in millions)	478.4	2.2	1.1	481.7
EPS from continuing operations	$0.62			$0.62

Options to purchase 1.3 million and 1.4 million shares of common stock for the three months ended September 30, 2015 and 2014, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other Income, Net

	Three Months Ended
	September 30,
	2015	2014
Interest income on corporate funds	$(18.6)	$(18.3)
Realized gains on available-for-sale securities	(0.9)	(1.0)
Realized losses on available-for-sale securities	0.9	0.2
Gain on the sale of notes receivable (see Note 7)	—	(1.4)
Gain on sale of AMD (see Note 3)	(29.1)	—
Other income, net	$(47.7)	$(20.5)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$7,367.1	$—	$—	$7,367.1
Available-for-sale securities:
Corporate bonds	9,250.8	125.7	(22.1)	9,354.4
U.S. Treasury and direct obligations of U.S. government agencies	5,300.6	74.9	(2.2)	5,373.3
Asset-backed securities	2,660.8	24.6	(1.7)	2,683.7
Canadian government obligations and Canadian government agency obligations	902.1	13.1	(0.2)	915.0
Canadian provincial bonds	704.9	25.8	(0.6)	730.1
Municipal bonds	588.4	17.4	(0.5)	605.3
Other securities	697.3	16.0	(0.3)	713.0

Total available-for-sale securities	20,104.9	297.5	(27.6)	20,374.8

Total corporate investments and funds held for clients	$27,472.0	$297.5	$(27.6)	$27,741.9

(A) Included within available-for-sale securities are corporate investments with fair values of $48.5 million and funds held for clients with fair values of $20,326.3 million. All available-for-sale securities were included in Level 2.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (B)
Type of issue:
Money market securities, cash and other cash equivalents	$5,686.3	$—	$—	$5,686.3
Available-for-sale securities:
Corporate bonds	9,497.5	115.7	(29.6)	9,583.6
U.S. Treasury and direct obligations of U.S. government agencies	5,764.3	64.6	(9.8)	5,819.1
Asset-backed securities	2,442.4	11.1	(6.1)	2,447.4
Canadian government obligations and Canadian government agency obligations	923.2	15.4	(0.2)	938.4
Canadian provincial bonds	723.9	27.9	(0.8)	751.0
Municipal bonds	586.6	14.3	(1.4)	599.5
Other securities	719.4	16.1	(0.7)	734.8

Total available-for-sale securities	20,657.3	265.1	(48.6)	20,873.8

Total corporate investments and funds held for clients	$26,343.6	$265.1	$(48.6)	$26,560.1

(B) Included within available-for-sale securities are corporate investments with fair values of $55.5 million and funds held for clients with fair values of $20,818.3 million. All available-for-sale securities were included in Level 2.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2015. The Company did not transfer any assets between Level 1 and Level 2 during the three months ended September 30, 2015 or fiscal 2015. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of September 30, 2015 or June 30, 2015.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2015, are as follows:

	September 30, 2015
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(20.4)	$1,803.0	$(1.7)	$213.2	$(22.1)	$2,016.2
U.S. Treasury and direct obligations of U.S. government agencies	(1.3)	383.7	(0.9)	375.8	(2.2)	759.5
Asset-backed securities	(0.5)	310.5	(1.2)	424.4	(1.7)	734.9
Canadian government obligations and Canadian government agency obligations	(0.2)	55.6	—	—	(0.2)	55.6
Canadian provincial bonds	(0.6)	84.0	—	10.0	(0.6)	94.0
Municipal bonds	(0.4)	42.4	(0.1)	3.4	(0.5)	45.8
Other securities	(0.2)	30.0	(0.1)	13.6	(0.3)	43.6
	$(23.6)	$2,709.2	$(4.0)	$1,040.4	$(27.6)	$3,749.6

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

At September 30, 2015, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, that primarily carry credit ratings of A and above, and have maturities ranging from October 2015 to June 2023.

At September 30, 2015, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $3,968.5 million and $1,006.8 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and have maturities ranging from November 2015 through August 2025.

At September 30, 2015, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $1,806.1 million, $455.4 million, and $239.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2015.

At September 30, 2015, other securities and their fair value primarily represent: AAA and AA rated sovereign bonds of $331.0 million, AAA and AA rated supranational bonds of $254.2 million, and AA rated mortgage-backed securities of $92.6 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2015	2015
Corporate investments:
Cash and cash equivalents	$3,184.7	$1,639.3
Short-term marketable securities	27.2	26.6
Long-term marketable securities	21.3	28.9
Total corporate investments	$3,233.2	$1,694.8

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2015	2015
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$4,182.4	$4,047.0
Restricted short-term marketable securities held to satisfy client funds obligations	4,143.1	4,497.7
Restricted long-term marketable securities held to satisfy client funds obligations	16,183.2	16,320.6
Total funds held for clients	$24,508.7	$24,865.3

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $24,240.2 million and $24,650.5 million as of September 30, 2015 and June 30, 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 80% of the available-for-sale securities held a AAA or AA rating at September 30, 2015, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at September 30, 2015.

Expected maturities of available-for-sale securities at September 30, 2015 are as follows:

One year or less	$4,170.3
One year to two years	3,219.6
Two years to three years	2,314.3
Three years to four years	3,470.7
After four years	7,199.9

Total available-for-sale securities	$20,374.8

Note 7. Receivables

Accounts receivable, net, includes the Company's trade receivables, which are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts. The Company's receivables also include notes receivable for the implementation and transition costs for ADP's products and services. Notes receivable are recorded based upon the amount the Company expects to receive from its clients, net of an allowance for doubtful accounts and unearned income. The allowance for doubtful accounts is the Company's best estimate of probable credit losses related to trade receivables and notes receivable based upon the aging of the receivables, historical collection data, and internal assessments of credit quality, as well as the economy as a whole. The Company charges off uncollectable amounts against the reserve in the period in which it determines they are uncollectable. Unearned income on notes receivable is amortized using the effective interest method.

The Company’s receivables, whose carrying value approximates fair value, are as follows:

	September 30, 2015		June 30, 2015
	Current	Long-term	Current	Long-term
Trade receivables	$1,583.4	$—	$1,564.6	$—
Notes receivable	19.8	34.5	18.8	34.0
Less:
Allowance for doubtful accounts - trade receivables	(36.6)	—	(35.1)	—
Allowance for doubtful accounts - notes receivable	(0.4)	(0.7)	(0.4)	(0.6)
Unearned income - notes receivable	(1.0)	(1.2)	(1.0)	(1.2)
	$1,565.2	$32.6	$1,546.9	$32.2

During the three months ended September 30, 2014, the Company sold notes receivable related to Dealer Services financing arrangements for $207.2 million. Although the sale of the notes receivable transfers the majority of the risk to the purchaser, the Company does retain a minimal level of credit risk on the sold receivables. The cash received in exchange for the notes receivable sold was recorded within the operating activities on the Statements of Consolidated Cash Flows and the gain on sale realized was recorded within Other income, net on the Statements of Consolidated Earnings (see Note 5).

Note 8. Goodwill and Intangibles Assets, net

Changes in goodwill for the three months ended September 30, 2015 are as follows:

	Employer Services	PEO Services	Other	Total
Balance at June 30, 2015 (A)	$1,788.7	$4.8	$—	$1,793.5
Transfer of AMD goodwill (see Note 15)	(100.4)	—	100.4	—
Currency translation adjustments	(8.5)	—	—	(8.5)
Disposition of AMD	—	—	(100.4)	(100.4)
Balance at September 30, 2015	$1,679.8	$4.8	$—	$1,684.6

(A) The goodwill balance at June 30, 2015 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2015	2015
Intangible assets:
Software and software licenses	$1,652.5	$1,648.7
Customer contracts and lists	604.3	625.4
Other intangibles	208.1	209.0
	2,464.9	2,483.1
Less accumulated amortization:
Software and software licenses	(1,319.6)	(1,308.7)
Customer contracts and lists	(475.6)	(478.6)
Other intangibles	(193.5)	(192.6)
	(1,988.7)	(1,979.9)
Intangible assets, net	$476.2	$503.2

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (3 years for software and software licenses, 9 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $35.7 million and $37.2 million for the three months ended September 30, 2015 and 2014, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2016	$106.5
Twelve months ending June 30, 2017	$124.2
Twelve months ending June 30, 2018	$80.7
Twelve months ending June 30, 2019	$49.6
Twelve months ending June 30, 2020	$38.7
Twelve months ending June 30, 2021	$29.4

Note 9. Short-term Financing

The Company has a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016.  In addition, the Company has a five-year $3.25 billion credit facility maturing in June 2019 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit facilities.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2015 under the credit facilities.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $8.25 billion in aggregate maturity value of commercial paper, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2015 and June 30, 2015, the Company had no commercial paper outstanding. For the three months ended September 30, 2015 and 2014, the Company had average daily borrowings of $3.5 billion and $3.1 billion, respectively, at a weighted average interest rate of 0.2% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2015 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating investments in available-for-sale securities related to previously-collected client funds.  These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2015 and June 30, 2015, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2015 and 2014, the Company had average outstanding balances under reverse repurchase agreements of $485.6 million and $570.7 million, respectively, at weighted average interest rates of 0.4%. In addition, the Company has $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements.

Note 10. Long-term Debt

In September 2015, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2015, are as follows. Debt outstanding at the comparative period of June 30, 2015 was not significant.

Debt instrument	September 30, 2015	Effective Interest Rate
Fixed-rate 2.250% notes due September 15, 2020	$1,000.0	2.39%
Fixed-rate 3.375% notes due September 15, 2025	1,000.0	3.48%
Other	11.6
	2,011.6
Less: current portion	(2.8)
Less: unamortized discount and debt issuance costs	(13.6)
Total long-term debt	$1,995.2
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of September 30, 2015, the fair value of the Notes, based on level 2 inputs, was $2,021.7 million. The Company’s Notes are valued utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. For a description of the fair value hierarchy and the Company's fair value methodologies see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2015.

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
Performance-based restricted stock units are settled in either cash or stock, depending on the employee's home country, and cannot be transferred during the vesting period. Compensation expense relating to the issuance of performance-based restricted stock units settled in cash is recognized over the vesting period initially based on the fair value of the award on the grant date with subsequent adjustments to the number of units awarded during the performance period based on probable and actual performance against targets. In addition, compensation expense is remeasured at each reporting period during the vesting period based on the change in the Company's stock price. Compensation expense relating to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date with subsequent adjustments to the number of units awarded based on the probable and actual performance against targets. Dividend equivalents are paid on awards settled in stock under the performance-based restricted stock unit program.

•
Employee Stock Purchase Plan.  The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 4.2 million shares in the three months ended September 30, 2015 as compared to 0.6 million shares repurchased in the three months ended September 30, 2014. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended
	September 30,
	2015	2014
Operating expenses	$5.9	$7.5
Selling, general and administrative expenses	24.3	25.6
System development and programming costs	4.5	5.6
Total pre-tax stock-based compensation expense	$34.7	$38.7

Income tax benefit	$12.6	$13.9

Stock-based compensation expense attributable to employees of the discontinued operations are included in discontinued operations in the Statements of Consolidated Earnings, and therefore not presented in the table above. For the three months ended September 30, 2014, such stock-based compensation expense was $5.2 million.

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

As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $24.5 million, $33.1 million, and $166.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years, 1.6 years, and 1.7 years, respectively.

During the three months ended September 30, 2015, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2015	5,888	$55
Options granted	1,138	$75
Options exercised	(321)	$37
Options canceled	(80)	$69
Options outstanding at September 30, 2015	6,625	$59

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	2,137	486
Restricted shares/units granted	951	237
Restricted shares/units vested	(1,109)	(245)
Restricted shares/units forfeited	(41)	(16)
Restricted shares/units outstanding at September 30, 2015	1,938	462

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	903	534
Restricted shares/units granted	286	302
Restricted shares/units vested	(540)	(37)
Restricted shares/units forfeited	(22)	(19)
Restricted shares/units outstanding at September 30, 2015	627	780

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2015	2014
Risk-free interest rate	1.6%	1.9%
Dividend yield	2.6%	2.3%
Weighted average volatility factor	25.6%	22.8%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars) (A)	$13.16	$12.45

(A) The weighted average fair values of grants issued before September 30, 2014 were adjusted to reflect the impact of the spin-off of CDK.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended
	September 30,
	2015	2014
Service cost – benefits earned during the period	$17.6	$19.2
Interest cost on projected benefits	16.9	15.8
Expected return on plan assets	(32.9)	(32.5)
Net amortization and deferral	2.8	4.4
Curtailments and special termination benefits	—	3.2
Net pension expense	$4.4	$10.1

Net pension expense for the three months ended September 30, 2014 includes $4.3 million reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for the three months ended September 30, 2014 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

Note 12. Income Taxes

The effective tax rate for the three months ended September 30, 2015 and 2014 was 33.2% and 34.1%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits and the impact of the AMD business sale which had a book basis lower than the tax basis primarily due to a previously recorded non tax-deductible goodwill impairment charge.  This decrease was partially offset by adjustments to the tax liability during the three months ended September 30, 2014 for amounts previously accrued.

Note 13. Commitments and Contingencies

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

Note 14. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2015
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(228.3)	$143.9		$(176.2)		$(260.6)
Other comprehensive (loss)/income before reclassification adjustments	(22.0)	53.4		—		31.4
Tax effect	—	(20.0)		—		(20.0)
Reclassification adjustments to net earnings	—	—	(A)	2.9	(B)	2.9
Tax effect	—	—		(1.1)		(1.1)
Balance at September 30, 2015	$(250.3)	$177.3		$(174.4)		$(247.4)

	Three Months Ended
	September 30, 2014
	Currency Translation Adjustment		Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive loss before reclassification adjustments	(108.9)		(94.1)		—		(203.0)
Tax effect	—		34.0		—		34.0
Reclassification adjustments to net earnings	—		(0.8)	(A)	8.2	(B)	7.4
Tax effect	—		0.3		(2.8)		(2.5)
Reclassification adjustment to retained Earnings	$(88.2)	(C)	$—		$—		$(88.2)
Balance at September 30, 2014	$(97.6)		$151.0		$(127.5)		$(74.1)

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

Note 15. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services' worksite employees), non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, the elimination of intercompany transactions, interest expense, certain charges and expenses that have not been allocated to the reportable segments, such as stock based compensation expense, and beginning in the first quarter of fiscal 2016, the historical results of the AMD business, which was previously reported in the Employer Services segment. This change, which is adjusted for both the current period and the prior period in the table below, did not significantly affect reportable segment results and is consistent with the way the chief operating decision maker assesses the performance of the reportable segments.

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended
	September 30,
	2015	2014
Employer Services	$2,130.8	$2,071.9
PEO Services	701.5	594.9
Other	10.7	19.3
Reconciling item:
Client fund interest	(129.0)	(120.0)
	$2,714.0	$2,566.1

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,
	2015	2014
Employer Services	$587.2	$580.8
PEO Services	88.4	67.0
Other	(41.6)	(77.4)
Reconciling item:
Client fund interest	(129.0)	(120.0)
	$505.0	$450.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries ("ADP" or "the Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include: ADP's success in obtaining, retaining, and selling additional services to clients; the pricing of products and services; changes in, or interpretations of, existing legislation or regulations, or compliance with new legislation or regulations; overall market, political, and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit rating and the impact on our funding costs and profitability; vulnerability to security breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology and data; availability of skilled technical associates; and the impact of new acquisitions and divestitures. These factors are not exhaustive. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2015 ("fiscal 2015") should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Our Consolidated Financial Statements and relevant footnotes have been adjusted for discontinued operations.  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for fiscal 2015 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of business processing and cloud-based solutions - including payroll, talent management, human resource management, benefits administration and time and attendance - to employers around the world.  As a leading provider of global Human Capital Management ("HCM") solutions, we are focused on driving product innovation and enhancing our distribution and service capabilities.

During the three months ended September 30, 2015, we further concentrated our focus on our global HCM strategy and our results continue to reflect the strength of our underlying business model, our success in the market, and our focus on future growth. This concentrated focus is evidenced by our investments in product innovation and our sales force, as well as the disposition of the AdvancedMD ("AMD") business. Additionally, during the three months ended September 30, 2015, we changed our capital structure via the issuance of $2 billion in senior notes, the proceeds of which we intend to return to shareholders via share repurchases over the next 12 to 24 months, subject to market conditions. The introduction of long-term debt to our capital structure and anticipated share repurchases are intended to enhance total shareholder return over the longer term.

Our increased focus on product development, the high demand for additional HCM solutions (including products that assist businesses in complying with the Affordable Care Act ("ACA")), improved productivity, and an improving economic backdrop in the United States of America ("U.S."), led our sales force to deliver exceptionally strong new business bookings during the three months ended September 30, 2015. During the quarter, we increased our investments in our sales force and in operational resources to support new business sold. We remain pleased with the solid financial performance of our business segments despite pressure from foreign currency translation and our high-margin client funds interest revenue. Our increased investments in our sales force and operational resources to support new business sold come primarily as a result of our strong new business bookings results in the fourth quarter of fiscal 2015 and the three months ended September 30, 2015, particularly related to selling and implementing clients on products that are designed to assist them in complying with the ACA. We expect the margin pressure from client funds interest revenue to continue through the remainder of the fiscal year ended June 30, 2016 ("fiscal 2016"), while we expect the pressure from foreign currency translation to begin subsiding in the second half of fiscal 2016 and our increased investment in our ACA products to begin producing increased recurring revenue in the second half of fiscal 2016. Both of our business segments have driven solid organic revenue growth in the three months ended September 30, 2015, especially when considering the pressure on Employer Services revenues from foreign currency translation. Revenue retention, which is coming off a historic high in prior periods, declined compared to last year’s first quarter due to elevated losses on our legacy client platforms. This metric continues to be a point of internal focus as we upgrade our clients from legacy platforms to our new cloud-based solutions and monitor increased activity in the market from clients choosing their ACA providers. Despite this decrease in revenue retention, we achieved solid revenue growth, mainly from new business started and the continued increase in the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. This new business started shows the strength of our sales force, the demand for our products, and our ability to execute new client starts.
We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at September 30, 2015, with cash and cash equivalents and marketable securities of approximately $3,233.2 million, which includes the proceeds from our $2 billion senior notes issuance completed in September 2015. We invest our funds held for clients in accordance with ADP's prudent and conservative investment guidelines, where the safety of principal, liquidity, and diversification are the foremost objectives of our investment strategy. The portfolio is predominantly invested in AAA/AA rated fixed-income securities. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Analysis of Consolidated Operations

	Three Months Ended
	September 30,		% Change
	2015	2014	As Reported	Constant Dollar Basis (Note 1)
Total revenues from continuing operations	$2,714.0	$2,566.1	6%	9%

Costs of revenues:
Operating expenses	1,439.8	1,361.2	6%	9%
Systems development and programming costs	156.1	145.6	7%	12%
Depreciation and amortization	50.6	51.5	(2)%	2%
Total costs of revenues	1,646.5	1,558.3	6%	9%

Selling, general and administrative costs	605.3	576.0	5%	8%
Interest expense	4.9	1.9	158%	163%
Total expenses	2,256.7	2,136.2	6%	9%

Other income, net	(47.7)	(20.5)	n/m	n/m

Earnings from continuing operations before income taxes	$505.0	$450.4	12%	14%
Margin	18.6%	17.6%

Provision for income taxes	$167.5	$153.8	9%	11%
Effective tax rate	33.2%	34.1%

Net earnings from continuing operations	$337.5	$296.6	14%	16%

Diluted earnings per share from continuing operations	$0.72	$0.62	16%	19%

n/m - not meaningful

Note 1 - Non GAAP Financial Measures

Within the tables above and below, we use the term "constant dollar basis" so that certain financial measures can be viewed without the impact of foreign currency fluctuations to facilitate period-to-period comparisons of business performance. The financial results on a "constant dollar basis" are determined by calculating the current year result using foreign exchange rates consistent with the prior year. We believe "constant dollar basis" provides information that isolates the actual growth of our operations.

Additionally, the following table reconciles our reported results to adjusted results that exclude certain interest amounts and a gain on the sale of AMD in the three months ended September 30, 2015. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by us and improves our ability to understand and assess our operating performance against prior periods. Since adjusted earnings from continuing operations before interest and income taxes ("adjusted EBIT"), adjusted provision for income taxes, adjusted net earnings from continuing operations, adjusted diluted earnings per share (“EPS”) from continuing operations and adjusted EBIT margin are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations, and diluted EPS from continuing operations, and they may not be comparable to similarly titled measures used by other companies. The adjusted EBIT performance measure includes interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy. We believe these amounts to be fundamental to the underlying operations of our business model.

	Three Months Ended
	September 30,		% Change
	2015	2014	As Reported	Constant Dollar Basis
Earnings from continuing operations before income taxes	$505.0	$450.4	12%	14%
Adjustments:
Interest expense	3.0	0.4
Interest income	(2.0)	(2.2)
Gain on sale of business	(29.1)	—
Adjusted EBIT	$476.9	$448.6	6%	8%
Adjusted EBIT Margin	17.6%	17.5%

Provision for income taxes	$167.5	$153.8	9%	11%
Adjustment:
Gain on sale of business	(7.3)	—
Adjusted provision for income taxes	$160.2	$153.8	4%	6%

Net earnings from continuing operations	$337.5	$296.6	14%	16%
Adjustments:
Gain on sale of business	(29.1)	—
Provision for income taxes on gain on sale of business	7.3	—
Adjusted net earnings from continuing operations	$315.7	$296.6	6%	8%

Diluted earnings per share from continuing operations	$0.72	$0.62	16%	19%
Adjustment:
Gain on sale of business	(0.05)	—
Adjusted diluted earnings per share from continuing operations	$0.68	$0.62	10%	11%

Total Revenues

Our revenues, as reported, increased 6% for the three months ended September 30, 2015, despite pressure from foreign currency translation, primarily due to new business started during the past twelve months from new business bookings growth. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the three months ended September 30, 2015 include interest on funds held for clients of $87.8 million, as compared to $90.2 million for the three months ended September 30, 2014.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 1.8% for the three months ended September 30, 2015, as compared to 1.9% for the three months ended September 30, 2014, partially offset by the increase in our average client funds balance of 3%, to $19,358.9 million, for the three months ended September 30, 2015.

Total Expenses

Our total expenses, as reported, increased 6% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase is primarily due to increased costs to service our expanding client base in support of our growing revenue. Total expenses also increased due to an increase in selling expenses to support our growth in new business bookings as we experienced traction from our increased focus on product development and high demand for additional HCM solutions, including products that assist businesses in complying with the ACA. These increases were partially offset by the impact of foreign currency translation.

Operating expenses, as reported, increased 6% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $534.1 million for the three months ended September 30, 2015, which included costs for benefits coverage of $452.7 million and costs for workers’ compensation and payment of state unemployment taxes of $81.4 million.  These pass-through costs were $454.4 million for the three months ended September 30, 2014, which included costs for benefits coverage of $382.9 million and costs for workers’ compensation and payment of state unemployment taxes of $71.5 million. Additionally, operating expenses increased due to higher costs to implement and service our expanding client base in support of our growing revenue, including our ACA products stemming from our exceptionally strong new business bookings finish to fiscal 2015. These increases were partially offset by the impact of foreign currency translation.

Systems development and programming costs, as reported, increased 7% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects and the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 5% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The increase was primarily related to an increase in selling expenses to support our growth in new business bookings as we experienced traction from our increased focus on product development and particularly high demand for products that are designed to assist businesses in complying with the ACA. Selling, general and administrative expenses also increased due to a $10.0 million reversal of reserves in the three months ended September 30, 2014 related to our former Dealer Services business financing arrangements which were sold to a third party. These increases were partially offset by the impact of foreign currency translation.

Other Income, net

	Three Months Ended
	September 30,
	2015	2014	$ Change
Interest income on corporate funds	$(18.6)	$(18.3)	$0.3
Realized gains on available-for-sale securities	(0.9)	(1.0)	(0.1)
Realized losses on available-for-sale securities	0.9	0.2	(0.7)
Gain on the sale of notes receivable (see Note 7)	—	(1.4)	(1.4)
Gain on sale of AMD (see Note 3)	(29.1)	—	29.1
Other income, net	$(47.7)	$(20.5)	$27.2

Other income, net, increased $27.2 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The increase was primarily due to the gain on the sale of the AMD business of $29.1 million.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes, as reported, increased 12% for the three months ended September 30, 2015 due to the increases in revenues and expenses discussed above. Overall margin increased from 17.6% in the three months ended September 30, 2014 to 18.6% in the three months ended September 30, 2015, primarily due to the gain on the sale of the AMD business. Operating efficiencies and scale of revenue growth were offset by our increased investments in our sales force, products, and upfront implementation costs as discussed above.

Adjusted EBIT

Adjusted EBIT increased 6% for the three months ended September 30, 2015 due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin increased from 17.5% in the three months ended September 30, 2014 to 17.6% for the three months ended September 30, 2015 as our operating efficiencies and scale of revenue growth were mostly offset by our increased investments in our sales force, products, and upfront implementation costs as discussed above.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2015 and 2014 was 33.2% and 34.1%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits and the impact of the AMD business sale which had a book basis lower than the tax basis primarily due to a previously recorded non tax-deductible goodwill impairment charge.  This decrease was partially offset by adjustments to the tax liability during the three months ended September 30, 2014 for amounts previously accrued.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the impact of the AMD business sale, for the three months ended September 30, 2015 and 2014 was 33.7% and 34.1%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits in the three months ended September 30, 2015, partially offset by adjustments to the tax liability during the three months ended September 30, 2014 for amounts previously accrued.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations, as reported, increased 14% for the three months ended September 30, 2015 due to the increase in earnings from continuing operations before income taxes described above and the impact of the lower effective tax rate when compared to the three months ended September 30, 2014.

For the three months ended September 30, 2015, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of 4.2 million shares during the three months ended September 30, 2015 and the repurchase of 18.2 million shares in fiscal 2015, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted Earnings per Share from Continuing Operations

Adjusted net earnings from continuing operations increased 6% for the three months ended September 30, 2015 due to the increase in revenues and expenses described above and the impact of the lower effective tax rate when compared to the three months ended September 30, 2014.

For the three months ended September 30, 2015, our adjusted diluted earnings per share from continuing operations reflects the increase in adjusted net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of 4.2 million shares during the three months ended September 30, 2015 and the repurchase of 18.2 million shares in fiscal 2015, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended
	September 30,		% Change
	2015	2014	As Reported	Constant Dollar Basis
Employer Services	$2,130.8	$2,071.9	3%	7%
PEO Services	701.5	594.9	18%	18%
Other	10.7	19.3	n/m	n/m
Reconciling item:
Client fund interest	(129.0)	(120.0)	n/m	n/m
	$2,714.0	$2,566.1	6%	9%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,		% Change
	2015	2014	As Reported	Constant Dollar Basis
Employer Services	$587.2	$580.8	1%	3%
PEO Services	88.4	67.0	32%	32%
Other	(41.6)	(77.4)	n/m	n/m
Reconciling item:
Client fund interest	(129.0)	(120.0)	n/m	n/m
	$505.0	$450.4	12%	14%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 3% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Revenues increased due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.3% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  These increases were partially offset by the impacts of client losses and foreign currency translation. Our worldwide client revenue retention rate for the three months ended September 30, 2015 decreased 160 basis points as compared to our rate for the three months ended September 30, 2014.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 1% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $52.5 million.  The increase in expenses is related to increased revenues, including increased costs of servicing our clients, which grew at a slower rate than revenues over the same period in the prior year, an increase in implementation expenses primarily related to implementation of our ACA products, and an increase in selling expense due to higher new business bookings, primarily related to new business bookings for our ACA products, partially offset by the impact of foreign currency translation. Overall margin decreased from 28.0% to 27.6% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to investment in operational resources to support the implementation of exceptionally strong new business bookings from the fourth quarter of fiscal 2015 and increased selling expenses due to a strong quarter of new business bookings, partially offset by an increase of 50 basis points from foreign currency translation.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 18% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  Such revenues include pass-through costs of $534.1 million for the three months ended September 30, 2015 and $454.4 million for the three months ended September 30, 2014 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 13% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients, as well as higher client participation and higher benefit pass-through costs in our PEO benefit offerings.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes, as reported, increased 32% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $85.2 million. This increase in expenses is primarily related to an increase in passthrough costs of $79.7 million described above. Overall margin increased from 11.3% to 12.6% for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to lower selling expenses and operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, such as customer financing transactions, the elimination of intercompany transactions, interest expense, certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense, and beginning in the first quarter of fiscal 2016, the historical results of the AMD business, which was previously reported in the Employer Services segment. This change, which is adjusted for both the current period and the prior period in the table above, did not significantly affect reportable segment results and is consistent with the way the chief operating decision maker assesses the performance of the reportable segments.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence and also any aggregate losses within the $1 million retention that collectively exceed a certain level in certain policy years.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the three months ended September 30, 2015, ADP Indemnity paid a premium of $202.0 million to enter into a reinsurance arrangement with ACE American Insurance Company ("ACE") to cover substantially all losses incurred by ADP Indemnity for the fiscal 2016 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2015, we issued $2 billion in senior notes (collectively the "Notes"), of which $1 billion is repayable in September 2020 and $1 billion is repayable in September 2025. We plan to use the proceeds from the Notes to repurchase shares in the upcoming 12 to 24 month period, depending on market conditions. At September 30, 2015, cash and cash equivalents and marketable securities, which includes the proceeds from the Notes, were $3,233.2 million, stockholders' equity was $4,630.2 million, and the ratio of long-term debt-to-equity was 43.1%.  Working capital before funds held for clients, and client funds obligations at September 30, 2015 was $3,320.3 million, as compared to $1,480.7 million at June 30, 2015. The increase in working capital was due to an increase in cash and cash equivalents as well as changes in other elements of working capital which were driven by the timing of receipts and disbursements related to our underlying operations.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We continued to generate positive cash flows from operations and held approximately $3.2 billion of cash and marketable securities at September 30, 2015. We have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2015 and 2014, are summarized as follows:

	Three Months Ended
	September 30,
	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$93.2	$378.2	$(285.0)
Investing activities	319.2	267.1	52.1
Financing activities	1,144.1	(418.0)	1,562.1
Effect of exchange rate changes on cash and cash equivalents	(11.1)	(35.2)	24.1
Net change in cash and cash equivalents	$1,545.4	$192.1	$1,353.3

Net cash flows provided by operating activities decreased due to $207.2 million received from the sale of notes receivable related to Dealer Services financing arrangements in the three months ended September 30, 2014 and an additional $34.1 million of cash payments for workers' compensation reinsurance agreements in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Operating cash flows for the three months ended September 30, 2015 and September 30, 2014 include cash payments for reinsurance agreements of $202.0 million and $167.9 million respectively, which represents the policy premium for the entire fiscal year.

Net cash flows provided by investing activities increased due to the timing of purchases of and proceeds from corporate and client funds marketable securities of $694.5 million, and the cash receipt from the sale of AMD during the three months ended September 30, 2015, offset by the receipt of the CDK dividend during the three months ended September 30, 2014 and a decrease in the receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $139.3 million.

Net cash flows of financing activities changed due to the issuance of the long-term debt during the three months ended September 30, 2015 described above and the repayments of commercial paper obligations in the three months ended September 30, 2014, partially offset by a net decrease in client fund obligations of $322.4 million and an increase in share repurchases during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

We purchased approximately 4.2 million shares of our common stock at an average price per share of $79.04 during the three months ended September 30, 2015 as compared to purchases of 0.6 million shares at an average price per share of $82.64 during the three months ended September 30, 2014.  From time to time, we may repurchase shares of our common stock under our authorized share repurchase program.  We consider several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $8.25 billion commercial paper, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended September 30, 2015 and 2014, the Company's average daily borrowings of $3.5 billion and $3.1 billion, respectively, at a weighted average interest rate of 0.2% and 0.1%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2015 was approximately two days.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2015 and June 30, 2015, we had no commercial paper outstanding.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2015 and June 30, 2015, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2015 and 2014, we had average outstanding balances under reverse repurchase agreements of $485.6 million and $570.7 million, respectively, at weighted average interest rates of 0.4%. In addition, we have $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.25 billion available to us under the committed reverse repurchase agreements.

We have a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2020 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through September 30, 2015 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $8.25 billion available to us under the revolving credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles, or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, and rate reduction receivables, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations for the three months ended September 30, 2015 were $53.8 million, as compared to $41.3 million for the three months ended September 30, 2014.  Capital expenditures for continuing operations for fiscal 2016 are expected to be between $225 million and $250 million, as compared to $171.2 million in fiscal 2015.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At September 30, 2015, approximately 93% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $8.25 billion commercial paper program (rated A-1+ by Standard & Poor’s and Prime-1 (P-1) by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.25 billion of which is available on a committed basis), and available borrowings under our $8.25 billion committed revolving credit facilities, the primary uses of which are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2015	2014
Average investment balances at cost:
Corporate investments	$5,689.4	$5,339.9
Funds held for clients	19,358.9	18,705.0
Total	$25,048.4	$24,044.9

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.3%	1.4%
Funds held for clients	1.8%	1.9%
Total	1.7%	1.8%

Realized gains on available-for-sale securities	$0.9	$1.0
Realized losses on available-for-sale securities	(0.9)	(0.2)
Net realized gains on available-for-sale securities	$—	$0.8

	September 30, 2015	June 30, 2015
Net unrealized pre-tax gains on available-for-sale securities	$269.9	$216.5

Total available-for-sale securities at fair value	$20,374.8	$20,873.8

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased from 1.8% for the three months ended September 30, 2014 to 1.7% for the three months ended September 30, 2015.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $13 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2016.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2016.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service.

Approximately 80% of our available-for-sale securities held a AAA or AA rating at September 30, 2015.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We expect pressure from foreign currency translation to impact our revenue and earnings from continuing operations before income taxes throughout the majority of fiscal 2016. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at September 30, 2015 or June 30, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, we adopted Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Debt issuance costs have been presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

In July 2015, we adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as a discontinued operation. As a result of ASU 2014-08, the Company did not classify AMD as a discontinued operation. The businesses classified as a discontinued operation as of June 30, 2015 continue to be classified as a discontinued operation (see Note 3).

In September 2015, we adopted ASU 2015-16, "Simplifying the Accounting for Measurement Period Adjustments." The update eliminates the need to retrospectively adjust prior period information in the financial statement for acquisition adjustments to goodwill during the measurement period. The impact of ASU 2015-16 will be dependent on any future acquisitions, if any.

In April 2015, the Financial Accounting Standard Board ("FASB") issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have not yet determined the impact of ASU 2015-05 on our consolidated results of operations, financial condition, or cash flows.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1 to 31, 2015	926,915	$81.08	921,750	26,384,405

August 1 to 31, 2015	150,000	$77.66	150,000	26,234,405

September 1 to 30, 2015	3,749,206	$78.33	3,150,000	48,084,405
Total	4,826,121		4,221,750

(1)  During the three months ended September 30, 2015, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 604,371 shares at the then market value of the shares in connection with the exercise by employees of their options under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

In our annual report on Form 10-K for fiscal year ended June 30, 2015, we disclosed that issuer repurchases in the month of June 2015 were 4,920,344; the correct number is 1,557,474. We also disclosed that issuer repurchases in the quarter ended June 30, 2105 were 8,283,214; the correct number is 4,920,344.

(2)  The Company received the Board of Directors' approval to repurchase shares of our common stock as follows:

Date of Approval	Shares
March 2001	50 million
November 2002	35 million
November 2005	50 million
August 2006	50 million
August 2008	50 million
June 2011	35 million
August 2014	30 million
August 2015	25 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 5, 2015	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)