Form 10-Q
period 2015-12-31
AUTOMATIC DATA PROCESSING INC
filed 2016-02-03
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2016 was 457,451,131.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$1,984.4	$1,940.5	$3,913.0	$3,824.9
Interest on funds held for clients	89.3	90.9	177.1	181.0
PEO revenues (A)	733.3	622.2	1,430.9	1,213.7
TOTAL REVENUES	2,807.0	2,653.6	5,521.0	5,219.6

EXPENSES:
Costs of revenues:
Operating expenses	1,479.4	1,383.8	2,919.3	2,745.0
Systems development and programming costs	149.6	147.7	305.7	293.4
Depreciation and amortization	53.5	51.8	104.0	103.2
TOTAL COSTS OF REVENUES	1,682.5	1,583.3	3,329.0	3,141.6

Selling, general, and administrative expenses	627.2	588.5	1,232.4	1,164.5
Interest expense	16.8	2.2	21.8	4.1
TOTAL EXPENSES	2,326.5	2,174.0	4,583.2	4,310.2

Other income, net	(27.4)	(19.2)	(75.1)	(39.8)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	507.9	498.8	1,012.9	949.2

Provision for income taxes	166.5	166.3	334.0	320.1
NET EARNINGS FROM CONTINUING OPERATIONS	$341.4	$332.5	$678.9	$629.1

(LOSS)/EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(0.2)	(1.4)	67.5
Provision/(Benefit) for income taxes	—	0.8	(0.5)	69.9
NET LOSS FROM DISCONTINUED OPERATIONS	$—	$(1.0)	$(0.9)	$(2.4)

NET EARNINGS	$341.4	$331.5	$678.0	$626.7

Basic Earnings Per Share from Continuing Operations	$0.75	$0.70	$1.48	$1.32
Basic Loss Per Share from Discontinued Operations	—	—	—	(0.01)
BASIC EARNINGS PER SHARE	$0.75	$0.70	$1.47	$1.31

Diluted Earnings Per Share from Continuing Operations	$0.74	$0.69	$1.47	$1.31
Diluted Loss Per Share from Discontinued Operations	—	—	—	—
DILUTED EARNINGS PER SHARE	$0.74	$0.69	$1.46	$1.30

Basic weighted average shares outstanding	457.6	476.6	460.0	477.6
Diluted weighted average shares outstanding	460.3	480.3	462.9	481.0

Dividends declared per common share	$0.530	$0.490	$1.020	$0.970

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $8,373.0 million and $7,217.4 million for the three months ended December 31, 2015 and 2014, respectively, and $15,238.2 million and $12,953.6 million for the six months ended December 31, 2015 and 2014, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net earnings	$341.4	$331.5	$678.0	$626.7

Other comprehensive loss:
Currency translation adjustments	(24.4)	(56.8)	(46.4)	(165.7)

Unrealized net (losses)/gains on available-for-sale securities	(174.3)	19.4	(121.0)	(74.7)
Tax effect	62.5	(6.1)	42.6	27.9
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	3.8	(0.9)	3.8	(1.7)
Tax effect	(1.2)	0.3	(1.2)	0.6

Reclassification of pension liability adjustment to net earnings	3.0	5.0	5.9	13.2
Tax effect	(1.1)	(1.5)	(2.2)	(4.3)

Other comprehensive loss, net of tax	(131.7)	(40.6)	(118.5)	(204.7)
Comprehensive income	$209.7	$290.9	$559.5	$422.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$2,794.9	$1,639.3
Short-term marketable securities	26.9	26.6
Accounts receivable, net of allowance for doubtful accounts of $35.1 and $35.5, respectively	1,634.2	1,546.9
Other current assets	867.2	731.1
Total current assets before funds held for clients	5,323.2	3,943.9
Funds held for clients	30,336.0	24,865.3
Total current assets	35,659.2	28,809.2
Long-term marketable securities	21.0	28.9
Long-term receivables, net of allowance for doubtful accounts of $0.7 and $0.6, respectively	31.3	32.2
Property, plant and equipment, net	679.6	672.7
Other assets	1,341.9	1,270.8
Goodwill	1,671.2	1,793.5
Intangible assets, net	495.3	503.2
Total assets	$39,899.5	$33,110.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$138.7	$194.5
Accrued expenses and other current liabilities	1,121.8	1,159.2
Accrued payroll and payroll-related expenses	491.7	627.3
Dividends payable	239.6	226.4
Short-term deferred revenues	215.2	228.6
Income taxes payable	23.4	27.2
Total current liabilities before client funds obligations	2,230.4	2,463.2
Client funds obligations	30,237.7	24,650.5
Total current liabilities	32,468.1	27,113.7
Long-term debt	1,994.8	9.2
Other liabilities	675.5	644.3
Deferred income taxes	192.0	172.1
Long-term deferred revenues	362.9	362.7
Total liabilities	35,693.3	28,302.0

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued 638.7 shares at December 31, 2015 and June 30, 2015; outstanding, 458.7 and 466.4 shares at December 31, 2015 and June 30, 2015, respectively	63.9	63.9
Capital in excess of par value	694.7	663.3
Retained earnings	13,666.3	13,460.3
Treasury stock - at cost: 180.1 and 172.3 shares at December 31, 2015 and June 30, 2015, respectively	(9,839.6)	(9,118.4)
Accumulated other comprehensive loss	(379.1)	(260.6)
Total stockholders’ equity	4,206.2	4,808.5
Total liabilities and stockholders’ equity	$39,899.5	$33,110.5

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net earnings	$678.0	$626.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	141.4	137.1
Deferred income taxes	36.7	(8.0)
Stock-based compensation expense	70.7	74.9
Excess tax benefit related to exercise of stock options and restricted stock	(22.7)	(48.4)
Net pension expense	8.8	9.8
Net amortization of premiums and accretion of discounts on available-for-sale securities	48.0	50.3
Gain on sale of building	(13.9)	—
Gain on sale of divested businesses, net of tax	(21.8)	—
Other	9.8	(8.5)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(111.2)	(186.1)
Increase in other assets	(226.1)	(205.0)
Decrease in accounts payable	(18.0)	(9.6)
Decrease in accrued expenses and other liabilities	(87.0)	(49.0)
Proceeds from the sale of notes receivable	—	225.5
Operating activities of discontinued operations	—	(2.6)
Net cash flows provided by operating activities	492.7	607.1

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,439.5)	(1,851.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,664.2	1,372.4
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(6,063.2)	(13,380.9)
Capital expenditures	(99.4)	(80.4)
Additions to intangibles	(105.7)	(84.4)
Acquisitions of businesses, net of cash acquired	—	(8.1)
Proceeds from the sale of property, plant, and equipment and other assets	15.7	23.6
Dividend received from CDK Global, Inc.	—	825.0
Cash retained by CDK Global, Inc.	—	(180.0)
Proceeds from the sale of divested businesses	162.2	—
Investing activities of discontinued operations	—	(15.9)
Net cash flows used in investing activities	(5,865.7)	(13,379.8)

Cash Flows from Financing Activities:
Net increase in client funds obligations	5,793.6	15,721.5
Net proceeds from debt issuance	1,986.3	—
Payments of debt	(1.2)	(1.2)
Repurchases of common stock	(773.0)	(462.2)
Net proceeds from stock purchase plan and stock-based compensation plans	3.3	28.8
Excess tax benefit related to exercise of stock options and restricted stock	22.7	48.4
Dividends paid	(458.8)	(461.3)
Net repayments of commercial paper borrowings	—	(2,173.0)
Other	(23.4)	—
Financing activities of discontinued operations	—	1.6
Net cash flows provided by financing activities	6,549.5	12,702.6

Effect of exchange rate changes on cash and cash equivalents	(20.9)	(62.7)

Net change in cash and cash equivalents	1,155.6	(132.8)

Cash and cash equivalents, beginning of period	1,639.3	1,983.6
Cash and cash equivalents, end of period	2,794.9	1,850.8
Less cash and cash equivalents of discontinued operations, end of period	—	2.8
Cash and cash equivalents of continuing operations, end of period	$2,794.9	$1,848.0
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for all businesses that qualify as a discontinued operation (see Note 3). The Interim Financial Data by Segment has also been adjusted to reflect the historical results of the AdvancedMD (“AMD”) business within the Other segment (see Note 14).

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (“fiscal 2015”).

Note 2.  New Accounting Pronouncements

In November 2015, the Company prospectively adopted Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." The update simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets, including valuation allowances, be classified as noncurrent in the consolidated balance sheets. ASU 2015-17 did not have a material impact on the Company’s consolidated statement of financial condition and had no impact on the Company's consolidated results of operations or cash flows. Prior periods were not retrospectively adjusted.

In September 2015, the Company prospectively adopted ASU 2015-16, "Simplifying the Accounting for Measurement Period Adjustments." The update eliminates the need to retrospectively adjust prior period information in the financial statements for acquisition adjustments to goodwill during the measurement period. The adoption had no impact on the Company's consolidated results of operations, financial condition, or cash flows as presented, however, the future impact of ASU 2015-16 will be dependent on future acquisitions, if any.

In July 2015, the Company retrospectively adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Debt issuance costs have been presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In July 2015, the Company prospectively adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as a discontinued operation. As a result of ASU 2014-08, the Company did not classify AMD as a discontinued operation. The businesses classified as a discontinued operation prior to June 30, 2015 continue to be classified as a discontinued operation (see Note 3).

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update impacts the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is to be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet determined the impact of ASU 2016-01 on its consolidated results of operations, financial condition, or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The update provides guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company intends to prospectively adopt ASU 2015-05 and does not expect the new standard to have a material impact on its consolidated results of operations, financial condition, or cash flows.

In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The update allows an entity to remeasure their pension and other post-retirement benefit plan assets and liabilities at the month-end closest to a significant event such as a plan amendment, curtailment, or settlement. ASU 2015-04 is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted. The impact of ASU 2015-04 is dependent upon the nature of future significant events impacting the Company's pension plans, if any.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statements of Consolidated Financial Position.  ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet determined the impact of ASU 2014-09 on its consolidated results of operations, financial condition, or cash flows.

Note 3. Divestitures

A. Disposition

On September 1, 2015, the Company completed the sale of its AMD business for a pre-tax gain of $29.1 million, less costs to sell, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The Company determined that the disposition did not meet the criteria for reporting discontinued operations under ASU 2014-08, which was adopted prospectively on July 1, 2015, as the disposition of this business does not represent a strategic shift that has a major effect on the Company's operations or financial results. The historical results of AMD are being reported in the Other segment (see Note 14).

B. Discontinued Operations

On June 26, 2015, the Company completed the sale of its Procure-to-Pay business ("P2P"), which was previously reported in the Employer Services segment, for a pre-tax gain of $100.9 million, less costs to sell, and recorded such gain within earnings from discontinued operations on the Statements of Consolidated Earnings.

On September 30, 2014, the Company completed the tax free spin-off of its former Dealer Services business, which was a separate reportable segment, into an independent publicly traded company called CDK Global, Inc. ("CDK"). As a result of the spin-off, ADP stockholders of record on September 24, 2014 (the "record date") received one share of CDK common stock on September 30, 2014, par value $0.01 per share, for every three shares of ADP common stock held by them on the record date and cash for any fractional shares of CDK common stock. ADP distributed approximately 160.6 million shares of CDK common stock in the distribution. During the first quarter of the fiscal year ended June 30, 2016 ("fiscal 2016"), the Company became aware that 1.0 million of the 160.6 million shares of CDK stock distributed at the distribution date were inadvertently issued and distributed with respect to certain unvested Company equity awards.  The 1.0 million shares were canceled during the first quarter of fiscal 2016.  Such shares distributed as part of the spin-off did not have any impact to previously reported results of operations, financial condition, or cash flows. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders. The spin-off, transitional, and on-going relationships between ADP and CDK are governed by the Separation and Distribution Agreement entered into between ADP and CDK and certain other ancillary agreements.

Incremental costs associated with the spin-off of CDK of $2.5 million for the three months ended December 31, 2014 and $45.3 million for the six months ended December 31, 2014 are included in discontinued operations on the Statements of Consolidated Earnings.

In conjunction with the spin-off of CDK and the sale of P2P, the Company has classified the operating results of these businesses as discontinued operations for all periods presented. Results for discontinued operations were as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2014	2015	2014
Revenues	$7.7	$—	$524.4

(Loss)/Earnings from discontinued operations before income taxes	(0.2)	—	67.5
Provision for income taxes	0.8	—	69.9
Net loss from discontinued operations before gain on disposal of discontinued operations	(1.0)	—	(2.4)

Adjustment of gain on disposal of P2P	—	(1.4)	—
Provision for income taxes	—	(0.5)	—
Net adjustment of gain on disposal of P2P	—	(0.9)	—

Net loss from discontinued operations	$(1.0)	$(0.9)	$(2.4)

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2015
Net earnings from continuing operations	$341.4			$341.4
Weighted average shares (in millions)	457.6	1.3	1.3	460.3
EPS from continuing operations	$0.75			$0.74
Three Months Ended December 31, 2014
Net earnings from continuing operations	$332.5			$332.5
Weighted average shares (in millions)	476.6	2.1	1.6	480.3
EPS from continuing operations	$0.70			$0.69

Six Months Ended December 31, 2015
Net earnings from continuing operations	$678.9			$678.9
Weighted average shares (in millions)	460.0	1.2	1.6	462.9
EPS from continuing operations	$1.48			$1.47
Six Months Ended December 31, 2014
Net earnings from continuing operations	$629.1			$629.1
Weighted average shares (in millions)	477.6	2.1	1.4	481.0
EPS from continuing operations	$1.32			$1.31

Options to purchase 0.9 million shares of common stock for the three months ended December 31, 2015 and 1.6 million shares of common stock for the six months ended December 31, 2015 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest income on corporate funds	$(17.3)	$(18.3)	$(35.9)	$(36.7)
Realized gains on available-for-sale securities	(0.5)	(1.7)	(1.5)	(2.7)
Realized losses on available-for-sale securities	4.3	0.8	5.3	1.0
Gain on the sale of notes receivable	—	—	—	(1.4)
Gain on sale of AMD (see Note 3)	—	—	(29.1)	—
Gain on sale of building	(13.9)	—	(13.9)	—
Other income, net	$(27.4)	$(19.2)	$(75.1)	$(39.8)

At December 31, 2015, the Company concluded that it had the intent to sell certain available-for-sale securities with unrealized losses of $3.6 million. As such, the Company recorded an impairment charge of $3.6 million which is included in the realized losses on available-for-sale securities in the table above.

During the three months ended December 31, 2015, the Company sold a building and, as a result, recorded a gain of $13.9 million in Other income, net, on the Statements of Consolidated Earnings.

During the six months ended December 31, 2014, the Company sold notes receivable related to Dealer Services financing arrangements for $225.5 million. Although the sale of the notes receivable transfers the majority of the risk to the purchaser, the Company does retain a minimal level of credit risk on the sold receivables. The cash received in exchange for the notes receivable sold was recorded within the operating activities on the Statements of Consolidated Cash Flows and the gain on sale of $1.4 million was recorded within Other income, net on the Statements of Consolidated Earnings.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2015 and June 30, 2015 were as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$12,893.7	$—	$—	$12,893.7
Available-for-sale securities:
Corporate bonds	9,355.6	83.1	(42.5)	9,396.2
U.S. Treasury and direct obligations of U.S. government agencies	4,999.3	36.0	(21.0)	5,014.3
Asset-backed securities	2,996.4	5.3	(18.0)	2,983.7
Canadian government obligations and Canadian government agency obligations	881.4	11.6	(0.1)	892.9
Canadian provincial bonds	749.7	21.2	(2.1)	768.8
Municipal bonds	599.2	16.3	(0.4)	615.1
Other securities	604.2	10.6	(0.7)	614.1

Total available-for-sale securities	20,185.8	184.1	(84.8)	20,285.1

Total corporate investments and funds held for clients	$33,079.5	$184.1	$(84.8)	$33,178.8

(A) Included within available-for-sale securities are corporate investments with fair values of $47.9 million and funds held for clients with fair values of $20,237.2 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

(B) Included within available-for-sale securities are corporate investments with fair values of $55.5 million and funds held for clients with fair values of $20,818.3 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2015. The Company did not transfer any assets between Level 1 and Level 2 during the six months ended December 31, 2015 or fiscal 2015. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of December 31, 2015.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2015, are as follows:

	December 31, 2015
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(39.4)	$3,898.8	$(3.1)	$213.5	$(42.5)	$4,112.3
U.S. Treasury and direct obligations of U.S. government agencies	(17.6)	1,671.0	(3.4)	373.2	(21.0)	2,044.2
Asset-backed securities	(13.9)	1,841.7	(4.1)	419.3	(18.0)	2,261.0
Canadian government obligations and Canadian government agency obligations	(0.1)	56.9	—	—	(0.1)	56.9
Canadian provincial bonds	(2.0)	203.5	(0.1)	10.0	(2.1)	213.5
Municipal bonds	(0.3)	47.8	(0.1)	4.4	(0.4)	52.2
Other securities	(0.5)	71.1	(0.2)	13.4	(0.7)	84.5
	$(73.8)	$7,790.8	$(11.0)	$1,033.8	$(84.8)	$8,824.6

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2015, are as follows:

	June 30, 2015
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(27.3)	$2,403.5	$(2.3)	$228.1	$(29.6)	$2,631.6
U.S. Treasury and direct obligations of U.S. government agencies	(7.2)	865.1	(2.6)	374.0	(9.8)	1,239.1
Asset-backed securities	(3.2)	606.8	(2.9)	443.6	(6.1)	1,050.4
Canadian government obligations and Canadian government agency obligations	(0.2)	85.8	—	—	(0.2)	85.8
Canadian provincial bonds	(0.8)	101.5	—	10.0	(0.8)	111.5
Municipal bonds	(1.2)	143.6	(0.2)	6.0	(1.4)	149.6
Other securities	(0.4)	36.6	(0.3)	13.7	(0.7)	50.3
	$(40.3)	$4,242.9	$(8.3)	$1,075.4	$(48.6)	$5,318.3

At December 31, 2015, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, that primarily carry credit ratings of A and above, and have maturities ranging from January 2016 to December 2023.

At December 31, 2015, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $3,784.3 million and $886.3 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and have maturities ranging from January 2016 through August 2025.

At December 31, 2015, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and rate reduction receivables with fair values of $2,006.7 million, $559.5 million, and $243.7 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2015.

At December 31, 2015, other securities and their fair value primarily represent: AAA and AA rated sovereign bonds of $263.0 million, AAA and AA rated supranational bonds of $223.0 million, and AA rated mortgage-backed securities of $92.1 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2015	2015
Corporate investments:
Cash and cash equivalents	$2,794.9	$1,639.3
Short-term marketable securities	26.9	26.6
Long-term marketable securities	21.0	28.9
Total corporate investments	$2,842.8	$1,694.8

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2015	2015
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$10,098.8	$4,047.0
Restricted short-term marketable securities held to satisfy client funds obligations	3,596.5	4,497.7
Restricted long-term marketable securities held to satisfy client funds obligations	16,640.7	16,320.6
Total funds held for clients	$30,336.0	$24,865.3

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $30,237.7 million and $24,650.5 million as of December 31, 2015 and June 30, 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 81% of the available-for-sale securities held a AAA or AA rating at December 31, 2015, as rated by Moody's, Standard & Poor's and, for Canadian securities, Dominion Bond Rating Service.  All available-for-sale securities were rated as investment grade at December 31, 2015.

Expected maturities of available-for-sale securities at December 31, 2015 are as follows:

One year or less	$3,623.4
One year to two years	3,037.6
Two years to three years	2,213.8
Three years to four years	3,814.9
After four years	7,595.4

Total available-for-sale securities	$20,285.1

Note 7. Goodwill and Intangibles Assets, net

Changes in goodwill for the six months ended December 31, 2015 are as follows:

	Employer Services	PEO Services	Other	Total
Balance at June 30, 2015 (A)	$1,788.7	$4.8	$—	$1,793.5
Transfer of AMD goodwill (see Note 14)	(100.4)	—	100.4	—
Currency translation adjustments	(21.9)	—	—	(21.9)
Disposition of AMD	—	—	(100.4)	(100.4)
Balance at December 31, 2015	$1,666.4	$4.8	$—	$1,671.2

(A) The goodwill balance at June 30, 2015 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2015	2015
Intangible assets:
Software and software licenses	$1,705.2	$1,648.7
Customer contracts and lists	599.6	625.4
Other intangibles	208.1	209.0
	2,512.9	2,483.1
Less accumulated amortization:
Software and software licenses	(1,344.2)	(1,308.7)
Customer contracts and lists	(478.0)	(478.6)
Other intangibles	(195.4)	(192.6)
	(2,017.6)	(1,979.9)
Intangible assets, net	$495.3	$503.2

Other intangibles consist primarily of purchased rights and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (3 years for software and software licenses, 9 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $38.0 million and $37.9 million for the three months ended December 31, 2015 and 2014, respectively, and $73.7 million and $75.1 million for the six months ended December 31, 2015 and 2014, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2016	$75.3
Twelve months ending June 30, 2017	$138.4
Twelve months ending June 30, 2018	$94.6
Twelve months ending June 30, 2019	$60.7
Twelve months ending June 30, 2020	$45.6
Twelve months ending June 30, 2021	$37.4

Note 8. Short-term Financing

The Company has a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016.  In addition, the Company has a five-year $3.25 billion credit facility maturing in June 2019 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit facilities.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2015 under the credit facilities.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $8.25 billion in aggregate maturity value of commercial paper, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2015 and June 30, 2015, the Company had no commercial paper outstanding. For the three months ended December 31, 2015 and 2014, the Company had average daily borrowings of $3.3 billion and $3.0 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively. For the six months ended December 31, 2015 and 2014, the Company had average daily borrowings of $3.4 billion and $3.1 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2015 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating investments in available-for-sale securities related to previously-collected client funds.  These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2015 and June 30, 2015, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended December 31, 2015 and 2014, the Company had average outstanding balances under reverse repurchase agreement of $334.9 million and $598.6 million, respectively, at weighted average interest rates of 0.3% and 0.5%, respectively. For the six months ended December 31, 2015 and 2014, the Company had average outstanding balances under reverse repurchase agreements of $410.2 million and $584.7 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, the Company has $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements.

Note 9. Long-term Debt

In September 2015, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2015, are as follows. Debt outstanding at the comparative period of June 30, 2015 was not significant.

Debt instrument	December 31, 2015	Effective Interest Rate
Fixed-rate 2.250% notes due September 15, 2020	$1,000.0	2.39%
Fixed-rate 3.375% notes due September 15, 2025	1,000.0	3.48%
Other	10.7
	2,010.7
Less: current portion	(2.8)
Less: unamortized discount and debt issuance costs	(13.1)
Total long-term debt	$1,994.8
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of December 31, 2015, the fair value of the Notes, based on level 2 inputs, was $2,023.0 million. The Company’s Notes are valued utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. For a description of the fair value hierarchy and the Company's fair value methodologies see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2015.
Note 10. Employee Benefit Plans

A.  Stock-based Compensation Plans

Stock-based compensation consists of the following:

•
Stock Options.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant.  Stock options are issued under a graded vesting schedule and have a term of 10 years.  Options granted prior to July 1, 2008 generally vested ratably over five years and options granted after July 1, 2008 generally vest ratably over four years.  Compensation expense is measured based on the fair value of the stock option on the grant date and recognized over the requisite service period for each separately vesting portion of the stock option award. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.

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

Time-based restricted stock units are settled in cash and cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date; it is subsequently remeasured at each reporting date during the vesting period. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 5.2 million shares in the three months ended December 31, 2015 and 2014 and repurchased 9.4 million shares in the six months ended December 31, 2015 as compared to 5.7 million shares repurchased in the six months ended December 31, 2014. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three and six months ended December 31, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Operating expenses	$5.9	$7.5	$11.7	$15.0
Selling, general and administrative expenses	25.7	23.2	50.0	48.8
System development and programming costs	4.5	5.5	9.0	11.1
Total pre-tax stock-based compensation expense	$36.1	$36.2	$70.7	$74.9

Income tax benefit	$13.2	$12.8	$25.8	$26.7

Stock-based compensation expense attributable to employees of the discontinued operations for the six months ended December 31, 2014 was $5.3 million which was included in discontinued operations in the Statements of Consolidated Earnings and therefore not presented in the table above.

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

As of December 31, 2015, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $19.3 million, $49.9 million, and $105.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years, 1.4 years, and 1.5 years, respectively.

During the six months ended December 31, 2015, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2015	5,888	$55
Options granted	1,138	$75
Options exercised	(766)	$39
Options canceled/forfeited	(124)	$70
Options outstanding at December 31, 2015	6,136	$61

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	2,137	486
Restricted shares/units granted	974	240
Restricted shares/units vested	(1,123)	(245)
Restricted shares/units forfeited	(77)	(18)
Restricted shares/units outstanding at December 31, 2015	1,911	463

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	903	534
Restricted shares/units granted	286	353
Restricted shares/units vested	(540)	(37)
Restricted shares/units forfeited	(40)	(32)
Restricted shares/units outstanding at December 31, 2015	609	818

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

(A) The weighted average fair values of grants issued before December 31, 2014 were adjusted to reflect the impact of the spin-off of CDK.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Service cost – benefits earned during the period	$17.6	$16.5	$35.2	$35.7
Interest cost on projected benefits	16.9	15.7	33.8	31.5
Expected return on plan assets	(32.8)	(32.5)	(65.7)	(65.0)
Net amortization and deferral	2.7	4.3	5.5	8.7
Curtailments and special termination benefits	—	—	—	3.2
Net pension expense	$4.4	$4.0	$8.8	$14.1

Net pension expense for the six months ended December 31, 2014 includes $4.3 million reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for the six months ended December 31, 2014 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

Note 11. Income Taxes

The effective tax rate for the three months ended December 31, 2015 and 2014 was 32.8% and 33.3%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits, the reversal of valuation allowances, and the resolution of certain tax matters in the three months ended December 31, 2015.  This decrease was partially offset by a change in tax law during the three months ended December 31, 2014 and the impact of the sale of a building during the three months ended December 31, 2015.

The effective tax rate for the six months ended December 31, 2015 and 2014 was 33.0% and 33.7%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits and the reversal of valuation allowances in the six months ended December 31, 2015, partially offset by adjustments to the tax liability and a change in tax law during the six months ended December 31, 2014.

Note 12. Commitments and Contingencies

During the second quarter of fiscal 2016, in the course of a compliance review of its clients and vendors globally, which is still ongoing, the Company determined that subsidiaries of the Company had previously entered into service arrangements outside the United States of America ("U.S.") with several entities that are designated as Specially Designated Nationals (“SDNs”) by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury.  Under these service arrangements, the

Company provided managed service solutions to the SDNs. Immediately following the discovery of such service arrangements, the Company terminated the service arrangements with each SDN.  The Company has voluntarily notified OFAC of the service arrangements and intends to cooperate fully with OFAC.  The Company may be subject to fines and penalties, which amounts are not reasonably estimable at this time due to the ongoing nature of the compliance review and the factors that OFAC may consider relevant. For more information regarding this matter, see below in Part II Item 5, Other Information of this Quarterly Report on Form 10-Q.

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

The Company is subject to various claims, litigation, and regulatory and compliance related matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible loss, with respect to the matters described above. This is primarily because these matters involve complex issues subject to inherent uncertainty. There can be no assurance that these matters will be resolved in a manner that is not adverse to the Company.

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

Note 13. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2015
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at September 30, 2015	$(250.3)	$177.3		$(174.4)		$(247.4)
Other comprehensive loss before reclassification adjustments	(24.4)	(174.3)		—		(198.7)
Tax effect	—	62.5		—		62.5
Reclassification adjustments to net earnings	—	3.8	(A)	3.0	(B)	6.8
Tax effect	—	(1.2)		(1.1)		(2.3)
Balance at December 31, 2015	$(274.7)	$68.1		$(172.5)		$(379.1)

	Three Months Ended
	December 31, 2014
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at September 30, 2014	$(97.6)	$151.0		$(127.5)		$(74.1)
Other comprehensive (loss)/income before reclassification adjustments	(56.8)	19.4		—		(37.4)
Tax effect	—	(6.1)		—		(6.1)
Reclassification adjustments to net earnings	—	(0.9)	(A)	5.0	(B)	4.1
Tax effect	—	0.3		(1.5)		(1.2)
Balance at December 31, 2014	$(154.4)	$163.7		$(124.0)		$(114.7)

	Six Months Ended
	December 31, 2015
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(228.3)	$143.9		$(176.2)		$(260.6)
Other comprehensive loss before reclassification adjustments	(46.4)	(121.0)		—		(167.4)
Tax effect	—	42.6		—		42.6
Reclassification adjustments to net earnings	—	3.8	(A)	5.9	(B)	9.7
Tax effect	—	(1.2)		(2.2)		(3.4)
Balance at December 31, 2015	$(274.7)	$68.1		$(172.5)		$(379.1)

	Six Months Ended
	December 31, 2014
	Currency Translation Adjustment		Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive loss before reclassification adjustments	(165.7)		(74.7)		—		(240.4)
Tax effect	—		27.9		—		27.9
Reclassification adjustments to net earnings	—		(1.7)	(A)	13.2	(B)	11.5
Tax effect	—		0.6		(4.3)		(3.7)
Reclassification adjustment to retained earnings	(88.2)	(C)	—		—		(88.2)
Balance at December 31, 2014	$(154.4)		$163.7		$(124.0)		$(114.7)

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

Note 14. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services' worksite employees), non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, certain charges and expenses that have not been allocated to the reportable segments, such as stock based compensation expense, and beginning in the first quarter of fiscal 2016, the historical results of the AMD business, which was previously reported in the Employer Services segment. This change, which is adjusted for both the current period and the prior period in the table below, did not significantly affect reportable segment results and is consistent with the way the chief operating decision maker assesses the performance of the reportable segments.

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Employer Services	$2,212.6	$2,141.7	$4,343.4	$4,213.5
PEO Services	737.4	625.8	1,438.9	1,220.8
Other	(2.9)	17.6	7.8	36.7
Reconciling item:
Client fund interest	(140.1)	(131.5)	(269.1)	(251.4)
	$2,807.0	$2,653.6	$5,521.0	$5,219.6

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Employer Services	$637.0	$623.5	$1,224.3	$1,204.4
PEO Services	93.9	78.7	182.3	145.8
Other	(82.9)	(71.9)	(124.6)	(149.6)
Reconciling item:
Client fund interest	(140.1)	(131.5)	(269.1)	(251.4)
	$507.9	$498.8	$1,012.9	$949.2

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

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of cloud-based Human Capital Management ("HCM") solutions - including payroll, talent management, human resource management, benefits administration and time and attendance - to employers around the world.  As a leader in this industry, we are focused on driving product innovation, enhancing our distribution and service capabilities, and assisting our clients with HCM needs in the face of ever increasing regulatory complexities.

During the six months ended December 31, 2015, we continued to focus on our global HCM strategy and our results reflect the strength of our underlying business model, our success in the market, and our focus on future growth. This continued focus is evidenced by our investments in product innovation and our sales force, as well as the disposition of the AdvancedMD ("AMD") business.

Our increased focus on product development, the high demand for additional HCM solutions (including products that assist businesses in complying with the Affordable Care Act ("ACA")), improved productivity, and continued positive economic growth in the United States of America ("U.S."), led our sales force to deliver strong new business bookings during the six months ended December 31, 2015. During the first half of the fiscal year ended June 30, 2016 ("fiscal 2016"), we increased our investments in our sales force and in operational resources to support new business sold. We remain pleased with the solid financial performance of our business segments despite pressure from foreign currency translation and our high-margin client funds interest revenue. Our increased investments in our sales force and operational resources to support the new business sold come primarily as a result of our strong new business bookings results in the fourth quarter of fiscal 2015 and the six months ended December 31, 2015, particularly related to selling and implementing clients on products that are designed to assist them in complying with the ACA. We expect the margin pressure from client funds interest revenue and revenue and earnings growth pressure from foreign currency translation to persist during the remainder of fiscal 2016, however, we expect a reduced impact from foreign currency translation during the remainder of the year. We expect our increased investment in the implementation and servicing of our ACA products to begin producing increased recurring revenue in the second half of fiscal 2016. Both of our business segments have driven solid organic revenue growth in the six months ended December 31, 2015, especially when considering the pressure on Employer Services revenues from foreign currency translation. Revenue retention, which is coming off a historic high in prior periods, declined compared to the first half of fiscal 2015 due to elevated losses on our legacy client platforms. This metric continues to be a point of internal focus as we upgrade our clients from legacy platforms to our new cloud-based solutions. Despite this decrease in revenue retention, we achieved solid revenue growth, mainly from new business started and the continued increase in our pays per control metric, which represents the increase in the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. This new business started shows the strength of our sales force, the demand for our products, and our ability to implement our new business bookings.
We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at December 31, 2015, with cash and cash equivalents and marketable securities of approximately $2.8 billion. Additionally, during the six months ended December 31, 2015, we changed our capital structure via the issuance of $2 billion in senior notes, the proceeds of which we intend to return to shareholders via share repurchases. The introduction of long-term debt to our capital structure and the anticipated share repurchases are intended to enhance total shareholder return over the longer term.

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

Analysis of Consolidated Operations

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2015	2014	As Reported	Constant Dollar Basis (Note 1)	2015	2014	As Reported	Constant Dollar Basis (Note 1)
Total revenues from continuing operations	$2,807.0	$2,653.6	6%	8%	$5,521.0	$5,219.6	6%	8%

Costs of revenues:
Operating expenses	1,479.4	1,383.8	7%	9%	2,919.3	2,745.0	6%	9%
Systems development and programming costs	149.6	147.7	1%	5%	305.7	293.4	4%	8%
Depreciation and amortization	53.5	51.8	3%	6%	104.0	103.2	1%	4%
Total costs of revenues	1,682.5	1,583.3	6%	9%	3,329.0	3,141.6	6%	9%

Selling, general and administrative costs	627.2	588.5	7%	9%	1,232.4	1,164.5	6%	8%
Interest expense	16.8	2.2	n/m	n/m	21.8	4.1	n/m	n/m
Total expenses	2,326.5	2,174.0	7%	9%	4,583.2	4,310.2	6%	9%

Other income, net	(27.4)	(19.2)	n/m	n/m	(75.1)	(39.8)	n/m	n/m

Earnings from continuing operations before income taxes	$507.9	$498.8	2%	4%	$1,012.9	$949.2	7%	9%
Margin	18.1%	18.8%			18.3%	18.2%

Provision for income taxes	$166.5	$166.3	—	2%	$334.0	$320.1	4%	6%
Effective tax rate	32.8%	33.3%			33.0%	33.7%

Net earnings from continuing operations	$341.4	$332.5	3%	4%	$678.9	$629.1	8%	10%

Diluted earnings per share from continuing operations	$0.74	$0.69	7%	9%	$1.47	$1.31	12%	14%

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

Additionally, the following table reconciles our reported results to adjusted results that exclude certain interest amounts, the gain on the sale of AMD in the six months ended December 31, 2015, and the gain on sale of a building in the three and six months ended December 31, 2015. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves our ability to understand and assess our operating performance against prior periods. Since adjusted earnings from continuing operations before interest and income taxes ("adjusted EBIT"), adjusted provision for income taxes, adjusted net earnings from continuing operations, adjusted diluted earnings per share (“EPS”) from continuing operations and adjusted EBIT margin are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations, and diluted EPS from continuing operations, and they may not be comparable to similarly titled measures used by other companies. The adjusted EBIT performance measure includes interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy. We believe these amounts to be fundamental to the underlying operations of our business model.

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2015	2014	As Reported	Constant Dollar Basis	2015	2014	As Reported	Constant Dollar Basis
Earnings from continuing operations before income taxes	$507.9	$498.8	2%	4%	$1,012.9	$949.2	7%	9%
Adjustments:
Interest expense	15.1	0.4			18.1	0.8
Interest income	(3.0)	(3.2)			(5.0)	(5.4)
Gain on sale of building	(13.9)	—			(13.9)	—
Gain on sale of AMD	—	—			(29.1)	—
Adjusted EBIT	$506.1	$496.0	2%	4%	$983.0	$944.6	4%	6%
Adjusted EBIT Margin	18.0%	18.7%			17.8%	18.1%

Provision for income taxes	$166.5	$166.3	—%	2%	$334.0	$320.1	4%	6%
Adjustments:
Gain on sale of building	(5.3)	—			(5.3)	—
Gain on sale of AMD	—	—			(7.3)	—
Adjusted provision for income taxes	$161.2	$166.3	(3)%	(1)%	$321.4	$320.1	—%	2%

Net earnings from continuing operations	$341.4	$332.5	3%	4%	$678.9	$629.1	8%	10%
Adjustments:
Gain on sale of building	(13.9)	—			(13.9)	—
Gain on sale of AMD	—	—			(29.1)	—
Provision for income taxes on gain on sale of building	5.3	—			5.3	—
Provision for income taxes on gain on sale of AMD	—	—			7.3	—
Adjusted net earnings from continuing operations	$332.8	$332.5	—%	2%	$648.5	$629.1	3%	5%

Diluted earnings per share from continuing operations	$0.74	$0.69	7%	9%	$1.47	$1.31	12%	14%
Adjustments:
Gain on sale of building	(0.02)	—			(0.02)	—
Gain on sale of AMD	—	—			(0.05)	—
Adjusted diluted earnings per share from continuing operations	$0.72	$0.69	4%	6%	$1.40	$1.31	7%	9%

Total Revenues

Our revenues, as reported, increased 6% for the three months ended December 31, 2015, despite pressure from foreign currency translation and approximately one percentage point impact from the disposition of the AMD business in September 2015, primarily due to new business started during the past twelve months from new business bookings growth. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the three months ended December 31, 2015 include interest on funds held for clients of $89.3 million, as compared to $90.9 million for the three months ended December 31, 2014. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 1.7% for the three months ended December 31, 2015, as compared to 1.8% for the three months ended December 31, 2014, partially offset by the increase in our average client funds balance of 4%, to $20,546.3 million, for the three months ended December 31, 2015.

Our revenues, as reported, increased 6% for the six months ended December 31, 2015, despite pressure from foreign currency translation primarily due to new business started during the past twelve months from new business bookings growth. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the six months ended December 31, 2015 include interest on funds held for clients of $177.1 million, as compared to $181.0 million for the six months ended December 31, 2014.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned to 1.8% for the six months ended December 31, 2015, as compared to 1.9% for the six months ended December 31, 2014, partially offset by the increase in our average client funds balance of 4% to $19,952.6 million, for the six months ended December 31, 2015.

Total Expenses

Our total expenses, as reported, increased 7% and 6%, respectively, for the three and six months ended December 31, 2015, as compared to the same period in the prior year. The increase is primarily due to increased costs to service our expanding client base in support of our growing revenue. Total expenses also increased due to an increase in selling and implementation expenses to support our growth in new business bookings as we experienced traction from our increased focus on product development and high demand for additional HCM solutions, including products that assist businesses in complying with the ACA. These increases were partially offset by the impact of foreign currency translation.

Operating expenses, as reported, increased 7% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $554.0 million for the three months ended December 31, 2015, which included costs for benefits coverage of $468.3 million and costs for workers' compensation and payment of state unemployment taxes of $85.7 million. These pass-through costs were $470.3 million for the three months ended December 31, 2014, which included costs for benefits coverage of $396.3 million and costs for workers' compensation and payment of state unemployment taxes of $74.0 million. Additionally, operating expenses increased due to higher costs to implement and service our expanding client base in support of our growing revenue, including products that assist with ACA compliance which contributed to our strong new business bookings finish to fiscal 2015 and the first half of fiscal 2016. These increases were partially offset by the impact of foreign currency translation.

Operating expenses, as reported, increased 6% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014. PEO Services pass-through costs were $1,088.1 million for the six months ended December 31, 2015, which included costs for benefits coverage of $921.0 million and costs for workers’ compensation and payment of state unemployment taxes of $167.1 million.  These pass-through costs were $924.7 million for the six months ended December 31, 2014, which included costs for benefits coverage of $779.2 million and costs for workers’ compensation and payment of state unemployment taxes of $145.5 million. Additionally, operating expenses increased due to higher costs to implement and service our expanding client base in support of our growing revenue, including products that assist with ACA compliance which contributed to our strong new business bookings finish to fiscal 2015 and the first half of fiscal 2016. These increases were partially offset by the impact of foreign currency translation.

Systems development and programming costs, as reported, increased 1% and 4%, respectively, for the three and six months ended December 31, 2015, when compared to the same period in the prior year, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects and the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 7% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The increase was primarily related to an increase in selling expenses to support our growth in new business bookings as we experienced traction from our increased focus on product development and particularly high demand for products that are designed to assist businesses in complying with the ACA. These increases were partially offset by the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 6% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014.  The increase was primarily related to an increase in selling expenses to support our growth in new business bookings as we experienced traction from our increased focus on product development and particularly high demand for products that are designed to assist businesses in complying with the ACA. Selling, general and administrative expenses also increased due to a $10.7 million reversal of reserves in the six months ended December 31, 2014 related to our former Dealer Services business financing arrangements which were sold to a third party. These increases were partially offset by the impact of foreign currency translation.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2015	2014	$ Change	2015	2014	$ Change
Interest income on corporate funds	$(17.3)	$(18.3)	$(1.0)	$(35.9)	$(36.7)	$(0.8)
Realized gains on available-for-sale securities	(0.5)	(1.7)	(1.2)	(1.5)	(2.7)	(1.2)
Realized losses on available-for-sale securities	4.3	0.8	(3.5)	5.3	1.0	(4.3)
Gain on the sale of notes receivable	—	—	—	—	(1.4)	(1.4)
Gain on sale of AMD (see Note 3)	—	—	—	(29.1)	—	29.1
Gain on sale of building	(13.9)	—	13.9	(13.9)	—	13.9
Other income, net	$(27.4)	$(19.2)	$8.2	$(75.1)	$(39.8)	$35.3

Other income, net, increased $8.2 million for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The increase was primarily due to the gain on the sale of a building of $13.9 million, partially offset by a $3.6 million impairment loss on available-for-sale securities, which we had the intent to sell at December 31, 2015, and is included in the realized losses on available-for-sale securities in the table above.

Other income, net, increased $35.3 million for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014.  The increase was primarily due to the gain on sale of the AMD business of $29.1 million, and the gain on the sale of a building of $13.9 million, partially offset by a $3.6 million impairment loss on available-for-sale securities, which we had the intent to sell at December 31, 2015, and is included in the realized losses on available-for-sale securities in the table above.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes, as reported, increased 2% for the three months ended December 31, 2015 due to the increases in revenues and expenses discussed above. Overall margin decreased from 18.8% in the three months ended three months ended December 31, 2014 to 18.1% in the three months ended December 31, 2015, due to increased investments in implementation and selling expenses, primarily related to our ACA products, which we expect to begin producing increased recurring revenues in the second half of fiscal 2016, and an increase in interest expense related to our September 2015 $2.0 billion senior note issuance. This decrease was partially offset by the gain on the sale of a building.

Earnings from continuing operations before income taxes, as reported, increased 7% for the six months ended December 31, 2015 due to the increases in revenues and expenses discussed above. Overall margin increased from 18.2% in the six months ended December 31, 2014 to 18.3% in the six months ended December 31, 2015, due to the gain on the sale of the AMD business and the gain on the sale of a building. These increases were offset by increased investments in implementation and selling expenses, primarily related to our ACA products, which we expect to begin producing increased recurring revenues in the second half of fiscal 2016, and an increase in interest expense related to our September 2015 $2.0 billion senior note issuance.

Adjusted EBIT

Adjusted EBIT increased 2% for the three months ended December 31, 2015 due to the increase in revenues and expenses discussed above. Overall adjusted EBIT margin decreased from 18.7% in the three months ended December 31, 2014 to 18.0% in the three months ended December 31, 2015 due to increased investments in implementation and selling expenses, primarily related to our ACA products.

Adjusted EBIT increased 4% for the six months ended December 31, 2015 due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin decreased from 18.1% in the six months ended December 31, 2014 to 17.8% in the six months ended December 31, 2015 due to increased investments in implementation and selling expenses, primarily related to our ACA products.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2015 and 2014 was 32.8% and 33.3%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits, the reversal of valuation allowances, and the resolution of certain tax matters in the three months ended December 31, 2015.  This decrease was partially offset by a change in tax law during the three months ended December 31, 2014 and the impact of the sale of a building during the three months ended December 31, 2015.

The effective tax rate for the six months ended December 31, 2015 and 2014 was 33.0% and 33.7%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits and the reversal of valuation allowances in the six months ended December 31, 2015, partially offset by adjustments to the tax liability and a change in tax law during the six months ended December 31, 2014.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the impact of the gain on sale of a building, for the three months ended December 31, 2015 and 2014 was 32.6% and 33.3%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits, the reversal of valuation allowances, and the resolution of certain tax matters in the three months ended December 31, 2015, partially offset by a change in tax law during the three months ended December 31, 2014.

The effective tax rate, adjusted for the impact of the AMD business sale and a gain on the sale of a building, for the six months ended December 31, 2015 and 2014 was 33.1% and 33.7%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits and the reversal of valuation allowances in the six months ended December 31, 2015, partially offset by adjustments to the tax liability and a change in tax law during the six months ended December 31, 2014.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations, as reported, increased 3% and 8%, respectively, for the three and six months ended December 31, 2015 due to the increase in earnings from continuing operations before income taxes described above and the impact of the lower effective tax rate when compared to the same period in the prior year.

For the three and six months ended December 31, 2015, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of 9.4 million shares during the six months ended December 31, 2015 and the repurchase of 18.2 million shares in fiscal 2015, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted Earnings per Share from Continuing Operations

Adjusted net earnings from continuing operations remained flat for the three months ended December 31, 2015 due to the increase in revenues and expenses described above and the impact of the lower effective tax rate when compared to the three months ended December 31, 2014.

Adjusted net earnings from continuing operations increased 3% for the six months ended December 31, 2015 due to the increase in revenues and expenses described above and the impact of the lower effective tax rate when compared to the six months ended December 31, 2014.

For the three and six months ended December 31, 2015, our adjusted diluted earnings per share from continuing operations reflects the increase in adjusted net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of 9.4 million shares during the six months ended December 31, 2015 and the repurchase of 18.2 million shares in fiscal 2015, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2015	2014	As Reported	Constant Dollar Basis	2015	2014	As Reported	Constant Dollar Basis
Employer Services	$2,212.6	$2,141.7	3%	6%	$4,343.4	$4,213.5	3%	6%
PEO Services	737.4	625.8	18%	18%	1,438.9	1,220.8	18%	18%
Other	(2.9)	17.6	n/m	n/m	7.8	36.7	n/m	n/m
Reconciling item:
Client fund interest	(140.1)	(131.5)	n/m	n/m	(269.1)	(251.4)	n/m	n/m
	$2,807.0	$2,653.6	6%	8%	$5,521.0	$5,219.6	6%	8%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2015	2014	As Reported	Constant Dollar Basis	2015	2014	As Reported	Constant Dollar Basis
Employer Services	$637.0	$623.5	2%	4%	$1,224.3	$1,204.4	2%	3%
PEO Services	93.9	78.7	19%	19%	182.3	145.8	25%	25%
Other	(82.9)	(71.9)	n/m	n/m	(124.6)	(149.6)	n/m	n/m
Reconciling item:
Client fund interest	(140.1)	(131.5)	n/m	n/m	(269.1)	(251.4)	n/m	n/m
	$507.9	$498.8	2%	4%	$1,012.9	$949.2	7%	9%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 3% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Revenues increased due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.5% for the three months ended December 31, 2015 as compared to the three month ended December 31, 2014. The increases were partially offset by the impacts of client losses and foreign currency translation. Our worldwide client revenue retention rate for the three months ended December 31, 2015 decreased 120 basis points as compared to our rate for the three months ended December 31, 2014 due to elevated losses on our legacy platforms.

Employer Services' revenues, as reported, increased 3% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014. Revenues increased due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.4% for the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.  These increases were partially offset by the impacts of client losses and foreign currency translation. Our worldwide client revenue retention rate for the six months ended December 31, 2015 decreased 140 basis points as compared to our rate for the six months ended December 31, 2014 due to elevated losses on our legacy platforms.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 2% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $57.4 million. The increase in expenses is related to increased costs of servicing our clients, as well as increased selling and implementation expenses due to new business bookings and associated implementation costs, primarily related to our ACA products. These increases were partially offset by the impact of foreign currency translation.

Employer Services' overall margin decreased from 29.1% to 28.8% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. This decrease is due to investment in operational resources to support the implementation of our strong new business bookings in recent quarters and increased selling expenses due to another strong quarter of new business bookings, partially offset by an increase of 40 basis points from foreign currency translation.

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 2% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $110.0 million.  The increase in expenses is related to increased costs of servicing our clients, as well as increased selling and implementation expenses due to new business bookings and associated implementation costs, primarily related to our ACA products. These increases were partially offset by the impact of foreign currency translation.

Employer Services' overall margin decreased from 28.6% to 28.2% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014. This decrease is due to investment in operational resources to support the implementation of strong new business bookings from the fourth quarter of fiscal 2015 and the start of fiscal 2016 and increased selling expenses due to a strong first half of fiscal 2016 of new business bookings, partially offset by an increase of 40 basis points from foreign currency translation.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 18% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Such revenues include pass-through costs of $554.0 million for the three months ended December 31, 2015 and $470.3 million for the three months ended December 31, 2014 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 14% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients, as well as higher client participation and higher benefit pass-through costs in our PEO benefit offerings.

PEO Services' revenues, as reported, increased 18% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014.  Such revenues include pass-through costs of $1,088.1 million for the six months ended December 31, 2015 and $924.7 million for the six months ended December 31, 2014 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 13% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients, as well as higher client participation and higher benefit pass-through costs in our PEO benefit offerings.

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes, as reported, increased 19% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The increase was due to increased revenues discussed above, which is partially offset by an increase in expenses of $96.4 million. The increase in expenses is primarily related to an increase in pass-through costs of $83.7 million described above. Overall margin increased from 12.6% to 12.7% for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues.

PEO Services’ earnings from continuing operations before income taxes, as reported, increased 25% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $181.6 million. This increase in expenses is primarily related to an increase in pass-through costs of $163.4 million described above. Overall margin increased from 11.9% to 12.7% for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense, and beginning in the first quarter of fiscal 2016, the historical results of the AMD business, which was previously reported in the Employer Services segment. This change, which is adjusted for both the current period and the prior period in the table above, did not significantly affect reportable segment results and is consistent with the way the chief operating decision maker assesses the performance of the reportable segments.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence and also any aggregate losses within the $1 million retention that collectively exceed a certain level in certain policy years.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO

Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the six months ended December 31, 2015, ADP Indemnity paid a premium of $202.0 million to enter into a reinsurance arrangement with ACE American Insurance Company ("ACE") to cover substantially all losses incurred by ADP Indemnity for the fiscal 2016 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, cash and cash equivalents and marketable securities were $2,842.8 million, stockholders' equity was $4,206.2 million, and the ratio of long-term debt-to-equity was 47.4%.  Working capital before funds held for clients, and client funds obligations at December 31, 2015 was $3,092.8 million, as compared to $1,480.7 million at June 30, 2015. The increase in working capital was due to an increase in cash and cash equivalents as well as changes in other elements of working capital which were driven by the timing of receipts and disbursements related to our underlying operations.
.
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

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2015 and 2014, are summarized as follows:

	Six Months Ended
	December 31,
	2015	2014	$ Change
Cash provided by (used in):
Operating activities	$492.7	$607.1	$(114.4)
Investing activities	(5,865.7)	(13,379.8)	7,514.1
Financing activities	6,549.5	12,702.6	(6,153.1)
Effect of exchange rate changes on cash and cash equivalents	(20.9)	(62.7)	41.8
Net change in cash and cash equivalents	$1,155.6	$(132.8)	$1,288.4

Net cash flows provided by operating activities decreased due to $225.5 million received from the sale of notes receivable related to Dealer Services financing arrangements in the six months ended December 31, 2014 and an additional $34.1 million of cash payments for workers' compensation reinsurance agreements in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014. This was offset by an increase in net earnings, adjusted for non-cash items, and a favorable change in the remaining components of working capital as compared to the six months ended December 31, 2014. Operating cash flows for the six months ended December 31, 2015 and December 31, 2014 include cash payments for reinsurance agreements of $202.0 million and $167.9 million respectively, which represents the policy premium for the entire fiscal year.

Net cash flows used in investing activities decreased due to the change in restricted cash and cash equivalents held to satisfy client funds obligations of $7,317.7 million, the timing of purchases of and proceeds from corporate and client funds marketable securities of $703.4 million, and the sale of AMD during the six months ended December 31, 2015, offset by the receipt of the CDK dividend during the six months ended December 31, 2014.

Net cash flows provided by financing activities decreased due to a net decrease in client fund obligations of $9,927.9 million and an increase in repurchases of common stock, partially offset by the issuance of long-term debt during the six months ended December 31, 2015 and the repayments of commercial paper obligations in the six months ended December 31, 2014.

We purchased approximately 9.4 million shares of our common stock at an average price per share of $82.79 during the six months ended December 31, 2015 as compared to purchases of 5.7 million shares at an average price per share of $83.25 during the six months ended December 31, 2014.  From time to time, we may repurchase shares of our common stock under our authorized share repurchase program.  We consider several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $8.25 billion of commercial paper, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended December 31, 2015 and 2014, the Company had average daily borrowings of $3.3 billion and $3.0 billion, respectively, at a weighted average interest rate of 0.2% and 0.1%, respectively. For the six months ended December 31, 2015 and 2014, the Company had average daily borrowings of $3.4 billion and $3.1 billion, respectively, at a weighted average interest rate of 0.2% and 0.1%, respectively. The weighted average maturity of our commercial paper during the six months ended December 31, 2015 was approximately two days.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2015 and June 30, 2015, we had no commercial paper outstanding.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2015 and June 30, 2015, there were no outstanding obligations related to the reverse repurchase agreements. For the three months December 31, 2015 and 2014, we had average outstanding balances under reverse repurchase agreements of $334.9 million and $598.6 million, respectively, at weighted average interest rates of 0.3% and 0.5%, respectively. For the six months ended December 31, 2015 and 2014, we had average outstanding balances under reverse repurchase agreements of $410.2 million and $584.7 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, we have $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.25 billion available to us under the committed reverse repurchase agreements.

We have a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2020 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through December 31, 2015 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $8.25 billion available to us under the revolving credit facilities.

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

Capital expenditures for continuing operations for the six months ended December 31, 2015 were $89.0 million, as compared to $76.5 million for the six months ended December 31, 2014.  Capital expenditures for continuing operations for fiscal 2016 are expected to be between $200 million and $225 million, as compared to $171.2 million in fiscal 2015.

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

Our client funds assets are invested with safety of principal, liquidity, and diversification as the primary goals. Consistent with those goals, we also seek to maximize interest income and to minimize the volatility of interest income.  Client funds assets are invested in highly liquid, investment-grade marketable securities, with a maximum maturity of 10 years at the time of purchase and money market securities and other cash equivalents.  At December 31, 2015, approximately 93% of the available-for-sale securities categorized as U.S. Treasury and direct obligations of U.S. government agencies were invested in senior, unsecured, non-callable debt directly issued by the Federal Home Loan Banks and Federal Farm Credit Banks.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $8.25 billion commercial paper program (rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s, the highest possible credit ratings), our ability to execute reverse repurchase transactions ($3.25 billion of which is available on a committed basis), and available borrowings under our $8.25 billion committed revolving credit facilities, the primary uses of which are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments.  The minimum allowed credit rating at time of purchase for corporate and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A.  The maximum maturity at time of purchase for BBB rated securities is 5 years, for single A rated securities is 7 years, and for AA rated and AAA rated securities is 10 years. Time deposits and commercial paper must be rated A-1 and/or Prime-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Average investment balances at cost:
Corporate investments	$6,438.7	$5,776.2	$6,064.1	$5,558.1
Funds held for clients	20,546.3	19,815.3	19,952.6	19,260.2
Total	$26,985.0	$25,591.5	$26,016.7	$24,818.3

Average interest rates earned exclusive of realized gains/(losses) on:
Corporate investments	1.1%	1.3%	1.2%	1.3%
Funds held for clients	1.7%	1.8%	1.8%	1.9%
Total	1.6%	1.7%	1.6%	1.8%

Realized gains on available-for-sale securities	$(0.5)	$(1.7)	$(1.5)	$(2.7)
Realized losses on available-for-sale securities	4.3	0.8	5.3	1.0
Net realized gains on available-for-sale securities	$3.8	$(0.9)	$3.8	$(1.7)

	December 31, 2015	June 30, 2015
Net unrealized pre-tax gains on available-for-sale securities	$99.3	$216.5

Total available-for-sale securities at fair value	$20,285.1	$20,873.8

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased from 1.7% for the three months ended December 31, 2014 to 1.6% for the three months ended December 31, 2015 and from 1.8% for the six months ended December 31, 2014 to 1.6% for the six months ended December 31, 2015.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $15 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2016.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2016.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, Dominion Bond Rating Service. Approximately 81% of our available-for-sale securities held a AAA or AA rating at December 31, 2015.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We expect pressure from foreign currency translation on our revenue and earnings from continuing operations to persist during the remainder of fiscal 2016, however, we do expect a reduced impact from foreign currency translation during the remainder of the year. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at December 31, 2015 or June 30, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2015, we prospectively adopted Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." The update simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets, including valuation allowances, be classified as noncurrent in the consolidated balance sheets. ASU 2015-17 did not have a material impact on our consolidated statement of financial condition and had no impact on our consolidated results of operations or cash flows. Prior periods were not retrospectively adjusted.

In September 2015, we prospectively adopted ASU 2015-16, "Simplifying the Accounting for Measurement Period Adjustments." The update eliminates the need to retrospectively adjust prior period information in the financial statements for acquisition adjustments to goodwill during the measurement period. The adoption had no impact on the Company's consolidated results of operations, financial condition, or cash flows as presented, however, the future impact of ASU 2015-16 will be dependent on future acquisitions, if any.

In July 2015, we retrospectively adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Debt issuance costs have been presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

In July 2015, we prospectively adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as a discontinued operation. As a result of ASU 2014-08, the Company did not classify AMD as a discontinued operation. The businesses classified as a discontinued operation as of June 30, 2015 continue to be classified as a discontinued operation (see Note 3).

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update impacts the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is to be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have not yet determined the impact of ASU 2016-01 on our consolidated results of operations, financial condition, or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The update provides guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We intend to prospectively adopt ASU 2015-05 and do not expect the new standard to have a material impact on our consolidated results of operations, financial condition, or cash flows.

In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The update allows an entity to remeasure their pension and other post-retirement benefit plan assets and liabilities at the month-end closest to a significant event such as a plan amendment, curtailment, or settlement. ASU 2015-04 is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted. The impact of ASU 2015-04 is dependent upon the nature of future significant events impacting our pension plans, if any.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statements of Consolidated Financial Position. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. We have not yet determined the impact of ASU 2014-09 on our consolidated results of operations, financial condition, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2015	2,466,913	$85.50	2,466,522	45,617,883

November 1 to 30, 2015	1,300,000	$86.67	1,300,000	44,317,883

December 1 to 31, 2015	1,435,243	$85.67	1,429,874	42,888,009
Total	5,202,156		5,196,396

(1)  During the three months ended December 31, 2015, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 5,760 shares at the then market value of the shares in connection with the exercise by employees of their options under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company announced the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval	Shares
August 2014	30 million
August 2015	25 million

There is no expiration date for the common stock repurchase plan.

Item 5.  Other Information

Compliance Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) to the Exchange Act, we are required to disclose in our annual or quarterly reports, as applicable, whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.
Executive Order 12959 of May 6, 1995 prohibited, among other things, the exportation of any goods, technology or services from the United States to Iran, the Government of Iran, or any entity owned or controlled by the Government of Iran. On January 9, 2007, the Office of Foreign Assets Control, or OFAC, designated Bank Sepah as a Specially Designated National, or SDN, under Executive Order 13382 (“EO 13382”), and on October 25, 2007, OFAC designated Bank Melli as an SDN under EO 13382. As of their respective designation dates, the property and interests in property of each of Bank Sepah and Bank Melli were blocked pursuant to EO 13382 and the Weapons of Mass Destruction Proliferators Sanctions Regulations, 31 C.F.R. part 544. On October 25, 2007, OFAC designated Bank Saderat as an SDN under Executive Order 13224 (“EO 13224”), and Bank Saderat’s property and interests in property were blocked pursuant to EO 13224 and the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On February 6, 2012, the property and interests in property of all three banks were blocked also under Executive Order 13599, which blocked all property and interests in property of the Government of Iran and any Iranian financial institution within the United States or the possession or control of any U.S. person.
During the Company’s second quarter of fiscal 2016, in the course of a compliance review of its clients and vendors globally, the Company determined that two of its French subsidiaries had previously entered into client service arrangements with each of the SDNs listed above (in 2001 in the case of Bank Saderat and in 1996 in the case of each of Bank Sepah and Bank Melli). More specifically, the Company discovered that since 1996 for each of Bank Sepah and Bank Melli, and since 2001 regarding Bank Saderat, these ADP subsidiaries had provided a managed services solution to these SDNs, involving the monthly calculation of payroll data, and the associated preparation and filing (on behalf of the SDNs) of monthly, quarterly and annual social benefits declarations to the applicable French governmental authorities. Neither of these ADP subsidiaries, nor any other affiliate of the Company, provided any money movement services to such SDNs or to the employees of such SDNs. The aggregate gross revenue and aggregate net profits received by the Company since inception of the service arrangements in 1996 and 2001 is estimated to be $185,000 of aggregate gross revenue and $35,000 of aggregate net profits.
Immediately following its discovery of such service arrangements, the Company terminated the service arrangements with each SDN and the Company does not intend to continue providing such services. The Company has voluntarily notified OFAC of the service arrangements and intends to cooperate fully with OFAC. As part of its compliance review, the Company is presently engaged in a thorough analysis of all client and vendor relationships worldwide, and intends to report to OFAC any findings of any additional client or vendor relationships involving other SDNs, including any such relationships with any SDNs over the prior five years, which is consistent with OFAC’s record keeping requirements (31 C.F.R. § 501.601). The Company may be subject to fines and penalties, which amounts are not reasonably estimable at this time due to the ongoing nature of the compliance review and the factors that OFAC may consider relevant.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 3, 2016	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)