Form 10-Q
period 2016-03-31
AUTOMATIC DATA PROCESSING INC
filed 2016-05-05
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2016 was 455,534,803.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,283.8	$2,178.3	$6,196.6	$6,003.3
Interest on funds held for clients	102.8	101.3	280.0	282.3
PEO revenues (A)	862.0	744.7	2,292.9	1,958.4
TOTAL REVENUES	3,248.6	3,024.3	8,769.5	8,244.0

EXPENSES:
Costs of revenues:
Operating expenses	1,611.6	1,482.6	4,530.9	4,227.6
Systems development and programming costs	147.3	149.5	453.0	442.9
Depreciation and amortization	53.8	52.2	157.8	155.4
TOTAL COSTS OF REVENUES	1,812.7	1,684.3	5,141.7	4,825.9

Selling, general, and administrative expenses	634.4	607.2	1,866.7	1,771.7
Interest expense	16.3	0.8	38.1	4.9
TOTAL EXPENSES	2,463.4	2,292.3	7,046.5	6,602.5

Other income, net	(9.6)	(7.9)	(84.7)	(47.6)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	794.8	739.9	1,807.7	1,689.1

Provision for income taxes	262.3	249.6	596.3	569.6
NET EARNINGS FROM CONTINUING OPERATIONS	$532.5	$490.3	$1,211.4	$1,119.5

EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	0.3	(1.4)	67.8
Provision/(Benefit) for income taxes	—	1.0	(0.5)	71.0
NET LOSS FROM DISCONTINUED OPERATIONS	$—	$(0.7)	$(0.9)	$(3.2)

NET EARNINGS	$532.5	$489.6	$1,210.5	$1,116.3

Basic Earnings Per Share from Continuing Operations	$1.17	$1.04	$2.64	$2.36
Basic Loss Per Share from Discontinued Operations	—	—	—	(0.01)
BASIC EARNINGS PER SHARE	$1.17	$1.04	$2.64	$2.35

Diluted Earnings Per Share from Continuing Operations	$1.17	$1.03	$2.63	$2.34
Diluted Loss Per Share from Discontinued Operations	—	—	—	(0.01)
DILUTED EARNINGS PER SHARE	$1.17	$1.03	$2.63	$2.33

Basic weighted average shares outstanding	454.4	470.3	458.2	475.1
Diluted weighted average shares outstanding	456.9	474.0	460.6	478.3

Dividends declared per common share	$0.530	$0.490	$1.550	$1.460

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $8,374.8 million and $7,018.9 million for the three months ended March 31, 2016 and 2015, respectively, and $23,613.0 million and $19,972.5 million for the nine months ended March 31, 2016 and 2015, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net earnings	$532.5	$489.6	$1,210.5	$1,116.3

Other comprehensive income/loss:
Currency translation adjustments	41.2	(108.7)	(5.2)	(274.4)

Unrealized net gains on available-for-sale securities	271.8	128.9	150.8	54.2
Tax effect	(95.9)	(44.4)	(53.3)	(16.6)
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	0.1	(0.7)	3.9	(2.3)
Tax effect	(0.1)	0.2	(1.3)	0.8

Reclassification of pension liability adjustment to net earnings	3.0	3.9	8.9	17.2
Tax effect	(1.0)	(1.5)	(3.2)	(5.9)

Other comprehensive income/(loss), net of tax	219.1	(22.3)	100.6	(227.0)
Comprehensive income	$751.6	$467.3	$1,311.1	$889.3

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,941.4	$1,639.3
Short-term marketable securities	23.7	26.6
Accounts receivable, net of allowance for doubtful accounts of $38.0 and $35.5, respectively	2,074.4	1,546.9
Other current assets	728.0	731.1
Total current assets before funds held for clients	5,767.5	3,943.9
Funds held for clients	41,051.5	24,865.3
Total current assets	46,819.0	28,809.2
Long-term marketable securities	7.8	28.9
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.6, respectively	27.5	32.2
Property, plant and equipment, net	668.8	672.7
Other assets	1,399.3	1,270.8
Goodwill	1,689.3	1,793.5
Intangible assets, net	513.9	503.2
Total assets	$51,125.6	$33,110.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$158.4	$194.5
Accrued expenses and other current liabilities	1,344.7	1,159.2
Accrued payroll and payroll-related expenses	514.7	627.3
Dividends payable	238.8	226.4
Short-term deferred revenues	243.9	228.6
Income taxes payable	68.6	27.2
Total current liabilities before client funds obligations	2,569.1	2,463.2
Client funds obligations	40,681.3	24,650.5
Total current liabilities	43,250.4	27,113.7
Long-term debt	2,007.7	9.2
Other liabilities	707.5	644.3
Deferred income taxes	281.6	172.1
Long-term deferred revenues	375.2	362.7
Total liabilities	$46,622.4	$28,302.0

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	$—	$—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2016 and June 30, 2015; outstanding, 456.1 and 466.4 shares at March 31, 2016 and June 30, 2015, respectively	63.9	63.9
Capital in excess of par value	735.8	663.3
Retained earnings	13,957.2	13,460.3
Treasury stock - at cost: 182.7 and 172.3 shares at March 31, 2016 and June 30, 2015, respectively	(10,093.7)	(9,118.4)
Accumulated other comprehensive loss	(160.0)	(260.6)
Total stockholders’ equity	4,503.2	4,808.5
Total liabilities and stockholders’ equity	$51,125.6	$33,110.5

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$1,210.5	$1,116.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	214.7	207.1
Deferred income taxes	22.4	(40.1)
Stock-based compensation expense	102.4	110.7
Excess tax benefit related to exercise of stock options and restricted stock	(33.6)	(47.9)
Net pension expense	13.2	13.7
Net amortization of premiums and accretion of discounts on available-for-sale securities	71.0	75.4
Gain on sale of building	(13.9)	—
Gain on sale of divested businesses, net of tax	(21.8)	—
Other	22.9	(5.3)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(545.8)	(212.9)
Increase in other assets	(206.7)	(106.8)
Increase/(decrease) in accounts payable	2.3	(16.2)
Increase in accrued expenses and other liabilities	363.2	146.8
Proceeds from the sale of notes receivable	—	226.7
Operating activities of discontinued operations	—	(3.3)
Net cash flows provided by operating activities	1,200.8	1,464.2

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(4,240.9)	(3,366.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	4,061.2	2,617.4
Net increase in restricted cash and cash equivalents held to satisfy client funds obligations	(15,969.9)	(7,133.3)
Capital expenditures	(127.6)	(107.5)
Additions to intangibles	(160.1)	(131.6)
Acquisitions of businesses, net of cash acquired	—	(8.1)
Proceeds from the sale of property, plant, and equipment and other assets	15.7	23.6
Dividend received from CDK Global, Inc.	—	825.0
Cash retained by CDK Global, Inc.	—	(180.0)
Proceeds from the sale of divested businesses	162.2	—
Investing activities of discontinued operations	—	(15.9)
Net cash flows used in investing activities	(16,259.4)	(7,476.5)

Cash Flows from Financing Activities:
Net increase in client funds obligations	16,098.1	9,811.3
Net proceeds from debt issuance	1,998.3	—
Payments of debt	(1.0)	(1.8)
Repurchases of common stock	(1,091.0)	(1,127.7)
Net proceeds from stock purchase plan and stock-based compensation plans	52.7	87.8
Excess tax benefit related to exercise of stock options and restricted stock	33.6	47.9
Dividends paid	(701.2)	(696.2)
Net repayments of commercial paper borrowings	—	(2,173.0)
Other	(23.3)	—
Financing activities of discontinued operations	—	1.5
Net cash flows provided by financing activities	16,366.2	5,949.8

Effect of exchange rate changes on cash and cash equivalents	(5.5)	(112.5)

Net change in cash and cash equivalents	1,302.1	(175.0)

Cash and cash equivalents, beginning of period	1,639.3	1,983.6
Cash and cash equivalents, end of period	2,941.4	1,808.6
Less cash and cash equivalents of discontinued operations, end of period	—	2.9
Cash and cash equivalents of continuing operations, end of period	$2,941.4	$1,805.7

Supplemental disclosures of cash flow information:
Cash paid for interest	$34.0	$4.4
Cash paid for income taxes, net of income tax refunds	$420.3	$546.0

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09 "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718)." Under this standard, among other changes, income tax benefits and deficiencies with respect to stock-based compensation will be recognized as income tax expense or benefit in the income statement, excess tax benefits will be classified as an operating activity on the statement of cash flows and stock-based compensation awards can qualify as equity awards even if the entity permits tax withholdings greater than the statutory minimum. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted.  The adoption of ASU 2016-09 is expected to impact the Company's provision for income taxes on its Statements of Consolidated Earnings and its operating and financing cash flows on its Statements of Consolidated Cash Flows. The magnitude of such impacts are dependent upon the Company's future grants of stock-based compensation, the Company's stock price in relation to the fair value of awards on grant date, and the exercise behavior of the Company's associates.

In February 2016, FASB issued ASU 2016-02 "Leases (Topic 842)." This update amends the existing accounting standards for lease accounting, and requires lessees to recognize most lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the impact of ASU 2016-02 on its consolidated results of operations, financial condition, or cash flows.

In January 2016, FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This update impacts the accounting for financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is to be applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has determined that ASU 2016-01 will have no impact on its consolidated results of operations, financial condition, or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance, and has since issued additional amendments to ASU 2014-09. These new standards require an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standards will also result in enhanced revenue related disclosures. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statements of Consolidated Financial Position.  The new standards are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet determined the impact of these new revenue recognition standards on its consolidated results of operations, financial condition, or cash flows.

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

Incremental costs associated with the spin-off of CDK of $2.4 million for the three months ended March 31, 2015 and $47.7 million for the nine months ended March 31, 2015 are included in discontinued operations on the Statements of Consolidated Earnings.

In conjunction with the spin-off of CDK and the sale of P2P, the Company has classified the operating results of these businesses as discontinued operations for all periods presented. Results for discontinued operations were as follows:

		Nine Months Ended
	March 31,	March 31,
	2015	2016	2015
Revenues	$7.4	$—	$531.7

Earnings from discontinued operations before income taxes	0.3	—	67.8
Provision for income taxes	1.0	—	71.0
Net loss from discontinued operations before gain on disposal of discontinued operations	(0.7)	—	(3.2)

Adjustment of gain on disposal of P2P	—	(1.4)	—
Benefit for income taxes	—	(0.5)	—
Net adjustment of gain on disposal of P2P	—	(0.9)	—

Net loss from discontinued operations	$(0.7)	$(0.9)	$(3.2)

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2016
Net earnings from continuing operations	$532.5			$532.5
Weighted average shares (in millions)	454.4	1.0	1.5	456.9
EPS from continuing operations	$1.17			$1.17
Three Months Ended March 31, 2015
Net earnings from continuing operations	$490.3			$490.3
Weighted average shares (in millions)	470.3	1.9	1.8	474.0
EPS from continuing operations	$1.04			$1.03

Nine Months Ended March 31, 2016
Net earnings from continuing operations	$1,211.4			$1,211.4
Weighted average shares (in millions)	458.2	0.9	1.5	460.6
EPS from continuing operations	$2.64			$2.63
Nine Months Ended March 31, 2015
Net earnings from continuing operations	$1,119.5			$1,119.5
Weighted average shares (in millions)	475.1	1.7	1.5	478.3
EPS from continuing operations	$2.36			$2.34

Options to purchase 0.9 million and 0.7 million shares of common stock for the three months ended March 31, 2016 and 2015, respectively, and 1.7 million and 0.2 million shares of common stock for the nine months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest income on corporate funds	$(9.7)	$(7.2)	$(45.6)	$(43.9)
Realized gains on available-for-sale securities	(2.0)	(1.0)	(3.5)	(3.6)
Realized losses on available-for-sale securities	2.1	0.3	7.4	1.3
Gain on the sale of notes receivable	—	—	—	(1.4)
Gain on sale of AMD (see Note 3)	—	—	(29.1)	—
Gain on sale of building	—	—	(13.9)	—
Other income, net	$(9.6)	$(7.9)	$(84.7)	$(47.6)

At December 31, 2015, the Company concluded that it had the intent to sell certain available-for-sale securities with unrealized losses of $3.6 million. As such, the Company recorded an impairment charge of $3.6 million, which is included in the realized losses on available-for-sale securities in the table above, for the nine months ended March 31, 2016. As of March 31, 2016, all such securities had been sold.

During the nine months ended March 31, 2016, the Company sold a building and, as a result, recorded a gain of $13.9 million in Other income, net, on the Statements of Consolidated Earnings.

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

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2016 and June 30, 2015 were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$22,985.0	$—	$—	$22,985.0
Available-for-sale securities:
Corporate bonds	9,388.5	193.0	(5.1)	9,576.4
U.S. Treasury and direct obligations of U.S. government agencies	5,026.3	80.9	(0.4)	5,106.8
Asset-backed securities	3,422.7	32.0	(1.8)	3,452.9
Canadian government obligations and Canadian government agency obligations	985.0	12.2	(0.1)	997.1
Canadian provincial bonds	757.1	27.0	(0.2)	783.9
Municipal bonds	586.9	20.2	(0.4)	606.7
Other securities	501.8	14.1	(0.3)	515.6

Total available-for-sale securities	20,668.3	379.4	(8.3)	21,039.4

Total corporate investments and funds held for clients	$43,653.3	$379.4	$(8.3)	$44,024.4

(A) Included within available-for-sale securities are corporate investments with fair values of $31.5 million and funds held for clients with fair values of $21,007.9 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (B)
Type of issue:
Money market securities, cash and other cash equivalents	$5,686.3	$—	$—	$5,686.3
Available-for-sale securities:
Corporate bonds	9,497.5	115.7	(29.6)	9,583.6
U.S. Treasury and direct obligations of U.S. government agencies	5,764.3	64.6	(9.8)	5,819.1
Asset-backed securities	2,442.4	11.1	(6.1)	2,447.4
Canadian government obligations and Canadian government agency obligations	923.2	15.4	(0.2)	938.4
Canadian provincial bonds	723.9	27.9	(0.8)	751.0
Municipal bonds	586.6	14.3	(1.4)	599.5
Other securities	719.4	16.1	(0.7)	734.8

Total available-for-sale securities	20,657.3	265.1	(48.6)	20,873.8

Total corporate investments and funds held for clients	$26,343.6	$265.1	$(48.6)	$26,560.1

(B) Included within available-for-sale securities are corporate investments with fair values of $55.5 million and funds held for clients with fair values of $20,818.3 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2015. The Company did not transfer any assets between Level 1 and Level 2 during the nine months ended March 31, 2016 or fiscal 2015. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of March 31, 2016.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2016, are as follows:

	March 31, 2016
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(4.4)	$499.2	$(0.7)	$188.8	$(5.1)	$688.0
U.S. Treasury and direct obligations of U.S. government agencies	(0.3)	127.8	(0.1)	224.9	(0.4)	352.7
Asset-backed securities	(0.7)	419.8	(1.1)	350.8	(1.8)	770.6
Canadian government obligations and Canadian government agency obligations	(0.1)	66.0	—	—	(0.1)	66.0
Canadian provincial bonds	(0.2)	63.6	—	10.0	(0.2)	73.6
Municipal bonds	(0.2)	30.8	(0.2)	6.3	(0.4)	37.1
Other securities	(0.2)	27.0	(0.1)	4.5	(0.3)	31.5
	$(6.1)	$1,234.2	$(2.2)	$785.3	$(8.3)	$2,019.5

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

At March 31, 2016, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, that primarily carry credit ratings of A and above, and have maturities ranging from April 2016 to March 2024.

At March 31, 2016, U.S. Treasury and direct obligations of U.S. government agencies primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $3,491.5 million and $941.7 million, respectively. U.S. Treasury and direct obligations of U.S. government agencies represent senior, unsecured, non-callable debt that primarily carries a credit rating of Aaa, as rated by Moody's, and AA+, as rated by Standard & Poor's, and have maturities ranging from April 2016 through November 2025.

At March 31, 2016, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed rate credit card, auto loan, and equipment lease receivables with fair values of $2,106.1 million, $813.7 million, and $288.1 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2016.

At March 31, 2016, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $200.3 million, AAA and AA rated sovereign bonds of $178.6 million , and AA rated mortgage-backed securities of $100.5 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2016	2015
Corporate investments:
Cash and cash equivalents	$2,941.4	$1,639.3
Short-term marketable securities	23.7	26.6
Long-term marketable securities	7.8	28.9
Total corporate investments	$2,972.9	$1,694.8

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2016	2015
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$20,043.6	$4,047.0
Restricted short-term marketable securities held to satisfy client funds obligations	3,294.1	4,497.7
Restricted long-term marketable securities held to satisfy client funds obligations	17,713.8	16,320.6
Total funds held for clients	$41,051.5	$24,865.3

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $40,681.3 million and $24,650.5 million as of March 31, 2016 and June 30, 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 80% of the available-for-sale securities held a AAA or AA rating at March 31, 2016, as rated by Moody's, Standard & Poor's and, for Canadian securities, DBRS.  All available-for-sale securities were rated as investment grade at March 31, 2016.

Expected maturities of available-for-sale securities at March 31, 2016 are as follows:

One year or less	$3,317.8
One year to two years	3,023.8
Two years to three years	2,568.3
Three years to four years	4,448.2
After four years	7,681.3

Total available-for-sale securities	$21,039.4

Note 7. Goodwill and Intangibles Assets, net

Changes in goodwill for the nine months ended March 31, 2016 are as follows:

	Employer Services	PEO Services	Other	Total
Balance at June 30, 2015 (A)	$1,788.7	$4.8	$—	$1,793.5
Transfer of AMD goodwill (see Note 14)	(100.4)	—	100.4	—
Currency translation adjustments	(3.8)	—	—	(3.8)
Disposition of AMD	—	—	(100.4)	(100.4)
Balance at March 31, 2016	$1,684.5	$4.8	$—	$1,689.3

(A) The goodwill balance at June 30, 2015 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2016	2015
Intangible assets:
Software and software licenses	$1,758.3	$1,648.7
Customer contracts and lists	603.9	625.4
Other intangibles	206.9	209.0
	2,569.1	2,483.1
Less accumulated amortization:
Software and software licenses	(1,375.5)	(1,308.7)
Customer contracts and lists	(483.6)	(478.6)
Other intangibles	(196.1)	(192.6)
	(2,055.2)	(1,979.9)
Intangible assets, net	$513.9	$503.2

Other intangibles consist primarily of purchased rights and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 9 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $39.6 million and $38.2 million for the three months ended March 31, 2016 and 2015, respectively, and $113.3 million for the nine months ended March 31, 2016 and 2015.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2016	$39.2
Twelve months ending June 30, 2017	$146.1
Twelve months ending June 30, 2018	$106.3
Twelve months ending June 30, 2019	$72.0
Twelve months ending June 30, 2020	$54.2
Twelve months ending June 30, 2021	$37.7

Note 8. Short-term Financing

The Company has a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016.  In addition, the Company has a five-year $3.25 billion credit facility maturing in June 2019 that contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit facilities.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2016 under the credit facilities.

The Company’s U.S. short-term funding requirements related to client funds are sometimes obtained through a commercial paper program, which provides for the issuance of up to $8.25 billion in aggregate maturity value of commercial paper, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2016 and June 30, 2015, the Company had no commercial paper outstanding. For the three months ended March 31, 2016 and 2015, the Company had average daily borrowings of $1.3 billion and $1.0 billion, respectively, at weighted average interest rates of 0.4% and 0.1%, respectively. For the nine months ended March 31, 2016 and 2015, the Company had average daily borrowings of $2.7 billion and $2.4 billion, respectively, at weighted average interest rates of 0.2% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2016 was approximately one day and two days, respectively.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating investments in available-for-sale securities related to previously-collected client funds.  These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2016 and June 30, 2015, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended March 31, 2016 and 2015, the Company had average outstanding balances under reverse repurchase agreements of $128.0 million and $93.0 million, respectively, at weighted average interest rates of 0.5% and 0.7%, respectively. For the nine months ended March 31, 2016 and 2015, the Company had average outstanding balances under reverse repurchase agreements of $316.9 million and $423.2 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, the Company has $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements.

Note 9. Long-term Debt

In September 2015, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2016, are as follows. Debt outstanding at the comparative period of June 30, 2015 was not significant.

Debt instrument	March 31, 2016	Effective Interest Rate
Fixed-rate 2.250% notes due September 15, 2020	$1,000.0	2.39%
Fixed-rate 3.375% notes due September 15, 2025	1,000.0	3.48%
Other	22.8
	2,022.8
Less: current portion	(2.5)
Less: unamortized discount and debt issuance costs	(12.6)
Total long-term debt	$2,007.7
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of March 31, 2016, the fair value of the Notes, based on level 2 inputs, was $2,098.3 million. The Company’s Notes are valued utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. For a description of the fair value hierarchy and the Company's fair value methodologies see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2015.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 3.8 million and 7.5 million shares in the three months ended March 31, 2016 and 2015, respectively, and repurchased 13.2 million and 13.3 million shares in the nine months ended March 31, 2016 and 2015, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three and nine months ended March 31, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Operating expenses	$5.3	$6.3	$17.0	$21.3
Selling, general and administrative expenses	22.6	24.6	72.7	73.4
System development and programming costs	3.8	4.9	12.7	16.0
Total pre-tax stock-based compensation expense	$31.7	$35.8	$102.4	$110.7

Income tax benefit	$11.2	$13.0	$37.0	$39.7

Stock-based compensation expense attributable to employees of the discontinued operations for the nine months ended March 31, 2015 was $5.4 million which was included in discontinued operations in the Statements of Consolidated Earnings and therefore not presented in the table above.

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

As of March 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $15.5 million, $38.7 million, and $86.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.9 years, 1.3 years, and 1.4 years, respectively.

During the nine months ended March 31, 2016, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2015	5,888	$55
Options granted	1,138	$75
Options exercised	(1,711)	$41
Options canceled/forfeited	(175)	$70
Options outstanding at March 31, 2016	5,140	$64

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	2,137	486
Restricted shares/units granted	993	242
Restricted shares/units vested	(1,125)	(245)
Restricted shares/units forfeited	(112)	(44)
Restricted shares/units outstanding at March 31, 2016	1,893	439

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	903	534
Restricted shares/units granted	286	354
Restricted shares/units vested	(540)	(37)
Restricted shares/units forfeited	(59)	(43)
Restricted shares/units outstanding at March 31, 2016	590	808

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

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Nine Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.6%	1.5%
Dividend yield	2.6%	2.3%
Weighted average volatility factor	25.6%	23.4%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars) (A)	$13.16	$14.29

(A) The weighted average fair values of grants issued before September 30, 2014 were adjusted to reflect the impact of the spin-off of CDK.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Service cost – benefits earned during the period	$17.6	$16.4	$52.8	$52.0
Interest cost on projected benefits	16.8	15.6	50.6	47.2
Expected return on plan assets	(32.8)	(32.4)	(98.5)	(97.3)
Net amortization and deferral	2.8	4.3	8.3	12.9
Curtailments and special termination benefits	—	—	—	3.2
Net pension expense	$4.4	$3.9	$13.2	$18.0

Net pension expense for the nine months ended March 31, 2015 includes $4.3 million reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for the nine months ended March 31, 2015 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

Note 11. Income Taxes

The effective tax rate for the three months ended March 31, 2016 and 2015 was 33.0% and 33.7%, respectively. The decrease in the effective tax rate is due to adjustments to the tax liability in the three months ended March 31, 2016, partially offset by the resolution of certain tax matters during the three months ended March 31, 2015.

The effective tax rate for the nine months ended March 31, 2016 and 2015 was 33.0% and 33.7%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits and adjustments to the tax liability in the nine months ended March 31, 2016, partially offset by the resolution of certain tax matters during the nine months ended March 31, 2015.

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

Note 13. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(274.7)	$68.1		$(172.5)		$(379.1)
Other comprehensive income before reclassification adjustments	41.2	271.8		—		313.0
Tax effect	—	(95.9)		—		(95.9)
Reclassification adjustments to net earnings	—	0.1	(A)	3.0	(B)	3.1
Tax effect	—	(0.1)		(1.0)		(1.1)
Balance at March 31, 2016	$(233.5)	$244.0		$(170.5)		$(160.0)

	Three Months Ended
	March 31, 2015
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(154.4)	$163.7		$(124.0)		$(114.7)
Other comprehensive (loss)/income before reclassification adjustments	(108.7)	128.9		—		20.2
Tax effect	—	(44.4)		—		(44.4)
Reclassification adjustments to net earnings	—	(0.7)	(A)	3.9	(B)	3.2
Tax effect	—	0.2		(1.5)		(1.3)
Balance at March 31, 2015	$(263.1)	$247.7		$(121.6)		$(137.0)

	Nine Months Ended
	March 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(228.3)	$143.9		$(176.2)		$(260.6)
Other comprehensive (loss)/income before reclassification adjustments	(5.2)	150.8		—		145.6
Tax effect	—	(53.3)		—		(53.3)
Reclassification adjustments to net earnings	—	3.9	(A)	8.9	(B)	12.8
Tax effect	—	(1.3)		(3.2)		(4.5)
Balance at March 31, 2016	$(233.5)	$244.0		$(170.5)		$(160.0)

	Nine Months Ended
	March 31, 2015
	Currency Translation Adjustment		Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income/(Loss)
Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive (loss)/income before reclassification adjustments	(274.4)		54.2		—		(220.2)
Tax effect	—		(16.6)		—		(16.6)
Reclassification adjustments to net earnings	—		(2.3)	(A)	17.2	(B)	14.9
Tax effect	—		0.8		(5.9)		(5.1)
Reclassification adjustment to retained earnings	(88.2)	(C)	—		—		(88.2)
Balance at March 31, 2015	$(263.1)		$247.7		$(121.6)		$(137.0)

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Employer Services	$2,576.7	$2,446.4	$6,920.1	$6,660.0
PEO Services	866.3	748.5	2,305.2	1,969.2
Other	(2.8)	16.0	5.0	52.9
Reconciling item:
Client fund interest	(191.6)	(186.6)	(460.8)	(438.1)
	$3,248.6	$3,024.3	$8,769.5	$8,244.0

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Employer Services	$971.4	$931.3	$2,195.7	$2,135.6
PEO Services	97.9	80.5	280.2	226.2
Other	(82.9)	(85.3)	(207.4)	(234.6)
Reconciling item:
Client fund interest	(191.6)	(186.6)	(460.8)	(438.1)
	$794.8	$739.9	$1,807.7	$1,689.1

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

During the nine months ended March 31, 2016, we continued to focus on our global HCM strategy and our results reflect the strength of our underlying business model, our success in the market, and our focus on growth. This focus is evidenced by our investments in product innovation, service, and our sales force, as well as the disposition of the AdvancedMD ("AMD") business.

Our focus on product innovation, the high demand for additional HCM solutions (including products that assist businesses in complying with the Affordable Care Act ("ACA")), investments in and productivity of our salesforce, and continued positive economic growth in the United States of America ("U.S."), led our sales force to deliver strong new business bookings during the nine months ended March 31, 2016. Our sales force's ability to sell to new and existing clients as well as our implementation team's ability to implement new clients on our solutions and implement new services to existing clients drove solid revenue growth during the nine months ended March 31, 2016. We are starting to see revenue growth stemming from our ACA compliance solutions as our upfront investments in selling and implementation of these products over the last twelve months is translating into recurring revenue.

This revenue growth is apparent within both of our business segments during the nine months ended March 31, 2016 despite pressure on Employer Services revenues from foreign currency translation. Revenue retention declined compared to the first nine months of fiscal 2015 primarily due to elevated losses on our legacy client platforms. This metric continues to be a point of internal focus as we upgrade our clients from legacy platforms to our new modern cloud-based solutions and focus on improving the client experience. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at March 31, 2016, with cash and cash equivalents and marketable securities of approximately $3.0 billion. Additionally, during the nine months ended March 31, 2016, we changed our capital structure via the issuance of $2 billion in senior notes, the proceeds of which we intend to return to shareholders via share repurchases. The introduction of long-term debt to our capital structure and the anticipated share repurchases are intended to enhance total shareholder return over the longer term.

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

Analysis of Consolidated Operations

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis (Note 1)	2016	2015	As Reported	Constant Dollar Basis (Note 1)
Total revenues from continuing operations	$3,248.6	$3,024.3	7%	9%	$8,769.5	$8,244.0	6%	8%

Costs of revenues:
Operating expenses	1,611.6	1,482.6	9%	10%	4,530.9	4,227.6	7%	9%
Systems development and programming costs	147.3	149.5	(1)%	1%	453.0	442.9	2%	6%
Depreciation and amortization	53.8	52.2	3%	5%	157.8	155.4	2%	4%
Total costs of revenues	1,812.7	1,684.3	8%	9%	5,141.7	4,825.9	7%	9%

Selling, general and administrative costs	634.4	607.2	4%	6%	1,866.7	1,771.7	5%	7%
Interest expense	16.3	0.8	n/m	n/m	38.1	4.9	n/m	n/m
Total expenses	2,463.4	2,292.3	7%	9%	7,046.5	6,602.5	7%	9%

Other income, net	(9.6)	(7.9)	n/m	n/m	(84.7)	(47.6)	n/m	n/m

Earnings from continuing operations before income taxes	$794.8	$739.9	7%	8%	$1,807.7	$1,689.1	7%	8%
Margin	24.5%	24.5%			20.6%	20.5%

Provision for income taxes	$262.3	$249.6	5%	6%	$596.3	$569.6	5%	6%
Effective tax rate	33.0%	33.7%			33.0%	33.7%

Net earnings from continuing operations	$532.5	$490.3	9%	9%	$1,211.4	$1,119.5	8%	10%

Diluted earnings per share from continuing operations	$1.17	$1.03	14%	14%	$2.63	$2.34	12%	14%

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

The following table reconciles our reported results to earnings from continuing operations before interest and income taxes (“EBIT”), which excludes certain interest amounts. The EBIT performance measure includes interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy. We believe these amounts to be fundamental to the underlying operations of our business model.

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis	2016	2015	As Reported	Constant Dollar Basis
Earnings from continuing operations before income taxes	$794.8	$739.9	7%	8%	$1,807.7	$1,689.1	7%	8%
Adjustments:
Interest expense	14.9	0.3			33.1	1.1
Interest income	(4.1)	(2.7)			(9.1)	(8.1)
EBIT	$805.6	$737.5	9%	10%	$1,831.7	$1,682.1	9%	10%
EBIT Margin	24.8%	24.4%			20.9%	20.4%

Additionally, the following table reconciles EBIT and other financial results to adjusted results that exclude the gain on the sale of AMD and the gain on sale of a building in the nine months ended March 31, 2016. We use these adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that EBIT, adjusted EBIT, adjusted provision for income taxes, adjusted net earnings from continuing operations, adjusted diluted earnings per share (“EPS”) from continuing operations, and adjusted EBIT margin provide relevant and useful information as these measures allow investors to assess our performance in a manner similar to the method used by management and improves our ability to understand and assess our operating performance against prior periods. Since these measures are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, or as a substitute for, earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations, and diluted EPS from continuing operations, and they may not be comparable to similarly titled measures used by other companies.

	Nine Months Ended
	March 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis
EBIT	$1,831.7	$1,682.1	9%	10%
Gain on sale of building	(13.9)	—
Gain on sale of AMD	(29.1)	—
Adjusted EBIT	$1,788.7	$1,682.1	6%	8%
Adjusted EBIT Margin	20.4%	20.4%

Provision for income taxes	$596.3	$569.6	5%	6%
Adjustments:
Gain on sale of building	(5.3)	—
Gain on sale of AMD	(7.3)	—
Adjusted provision for income taxes	$583.7	$569.6	2%	4%

Net earnings from continuing operations	$1,211.4	$1,119.5	8%	10%
Adjustments:
Gain on sale of building	(13.9)	—
Gain on sale of AMD	(29.1)	—
Provision for income taxes on gain on sale of building	5.3	—
Provision for income taxes on gain on sale of AMD	7.3	—
Adjusted net earnings from continuing operations	$1,181.0	$1,119.5	5%	7%

Diluted earnings per share from continuing operations	$2.63	$2.34	12%	14%
Adjustments:
Gain on sale of building	(0.02)	—
Gain on sale of AMD	(0.05)	—
Adjusted diluted earnings per share from continuing operations	$2.56	$2.34	9%	11%

Total Revenues

Our revenues, as reported, increased 7% for the three months ended March 31, 2016, despite two percentage points of combined pressure from foreign currency translation and the disposition of the AMD business in September 2015, primarily due to new business started during the past twelve months from new business bookings growth. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the three months ended March 31, 2016 include interest on funds held for clients of $102.8 million, as compared to $101.3 million for the three months ended March 31, 2015. The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 2%, to $26,681.7 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Our revenues, as reported, increased 6% for the nine months ended March 31, 2016, despite three percentage points of combined pressure from foreign currency translation and the disposition of the AMD business in September 2015, primarily due to new business started during the past twelve months from new business bookings growth. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the nine months ended March 31, 2016 include interest on funds held for clients of $280.0 million, as compared to $282.3 million for the nine months ended March 31, 2015.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, partially offset by the increase in our average client funds balance of 3% to $22,179.3 million for the nine months ended March 31, 2016.

Total Expenses

Our total expenses, as reported, increased 7% for the three and nine months ended March 31, 2016, as compared to the same period in the prior year. The increase is primarily due to an increase in selling and implementation expenses to support our growth in new business bookings as we experienced continued demand for additional HCM solutions, including products that assist businesses in complying with the ACA. Total expenses also increased due to increased costs to service our client base in support of our growing revenue. These increases were partially offset by the impact of foreign currency translation.

Operating expenses, as reported, increased 9% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $671.8 million for the three months ended March 31, 2016, which included costs for benefits coverage of $489.4 million and costs for workers' compensation and payment of state unemployment taxes of $182.4 million. These pass-through costs were $582.3 million for the three months ended March 31, 2015, which included costs for benefits coverage of $418.4 million and costs for workers' compensation and payment of state unemployment taxes of $163.9 million. Additionally, operating expenses increased due to higher costs to implement and service our client base in support of our growing revenue, including products that assist with ACA compliance which contributed to our strong new business bookings for the past four quarters. These increases were partially offset by the impact of foreign currency translation.

Operating expenses, as reported, increased 7% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015. PEO Services pass-through costs were $1,759.9 million for the nine months ended March 31, 2016, which included costs for benefits coverage of $1,410.4 million and costs for workers’ compensation and payment of state unemployment taxes of $349.5 million.  These pass-through costs were $1,507.0 million for the nine months ended March 31, 2015, which included costs for benefits coverage of $1,197.6 million and costs for workers’ compensation and payment of state unemployment taxes of $309.4 million. Additionally, operating expenses increased due to higher costs to implement and service our client base in support of our growing revenue, including products that assist with ACA compliance which contributed to our strong new business bookings for the past four quarters. These increases were partially offset by the impact of foreign currency translation.

Systems development and programming costs, as reported, decreased 1% for the three months ended March 31, 2016, when compared to the same period in the prior year, due to the impact of foreign currency translation.

Systems development and programming costs, as reported, increased 2% for the nine months ended March 31, 2016, when compared to the same period in the prior year, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects and the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 4% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was primarily related to an increase in selling expenses to support our growth in new business bookings as we experienced continued demand for our HCM products, including those that are designed to assist businesses in complying with the ACA. These increases were partially offset by the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 5% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015.  The increase was primarily related to an increase in selling expenses to support our growth in new business bookings as we experienced continued demand for our HCM products, particularly those that are designed to assist businesses in complying with the ACA. Selling, general and administrative expenses also increased due to a $10.7 million reversal of reserves in the nine months ended March 31, 2015 related to our former Dealer Services business financing arrangements which were sold to a third party. These increases were partially offset by the impact of foreign currency translation.

Other Income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2016	2015	$ Change	2016	2015	$ Change
Interest income on corporate funds	$(9.7)	$(7.2)	$2.5	$(45.6)	$(43.9)	$1.7
Realized gains on available-for-sale securities	(2.0)	(1.0)	1.0	(3.5)	(3.6)	(0.1)
Realized losses on available-for-sale securities	2.1	0.3	(1.8)	7.4	1.3	(6.1)
Gain on the sale of notes receivable	—	—	—	—	(1.4)	(1.4)
Gain on sale of AMD (see Note 3)	—	—	—	(29.1)	—	29.1
Gain on sale of building	—	—	—	(13.9)	—	13.9
Other income, net	$(9.6)	$(7.9)	$1.7	$(84.7)	$(47.6)	$37.1

Other income, net, increased $37.1 million for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015.  The increase was primarily due to the gain on sale of the AMD business of $29.1 million, and the gain on the sale of a building of $13.9 million, partially offset by a $3.6 million impairment loss on available-for-sale securities, which is included in realized losses on available-for-sale securities for the nine months ended March 31, 2016 in the table above.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes, as reported, increased 7% for the three months ended March 31, 2016 due to the increases in revenues and expenses discussed above. Overall margin remained constant at 24.5% in the three months ended March 31, 2015 and 2016 as interest expense related to our September 2015 $2.0 billion senior note issuance and increased investments in implementation and selling expenses, primarily related to increased demand for our ACA products, was offset by the benefit of certain items in the Other segment.

Earnings from continuing operations before income taxes, as reported, increased 7% for the nine months ended March 31, 2016 due to the increases in revenues and expenses discussed above. Overall margin increased from 20.5% in the nine months ended March 31, 2015 to 20.6% in the nine months ended March 31, 2016, due to the gain on the sale of the AMD business, the gain on the sale of a building, and the benefit of certain items in the Other segment, partially offset by increased investments in selling and implementation expenses, primarily related to increased demand for our ACA products, and an increase in interest expense related to our September 2015 $2.0 billion senior note issuance.

EBIT

EBIT increased 9% for the three months ended March 31, 2016 due to the increase in revenues and expenses discussed above. Overall EBIT margin increased from 24.4% in the three months ended March 31, 2015 to 24.8% in the three months ended March 31, 2016 due to the benefit of certain items in the Other segment, partially offset by increased investments in implementation and selling expenses, primarily related to increased demand for our ACA products.

EBIT increased 9% for the nine months ended March 31, 2016 due to the increase in revenues and expenses discussed above. Overall EBIT margin increased from 20.4% in the nine months ended March 31, 2015 to 20.9% in the nine months ended March 31, 2016 due to the gain on the sale of the AMD business, the gain on the sale of a building, and the benefit of certain items in the Other segment, partially offset by increased investments in implementation and selling expenses, primarily related to increased demand for our ACA products.

Adjusted EBIT

Adjusted EBIT, which excludes the impact of the sale of the AMD business and the gain on the sale of a building, increased 6% for the nine months ended March 31, 2016 due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin remained constant at 20.4% in the nine months ended March 31, 2015 and 2016 as increased investments in implementation and selling expenses, primarily related to our ACA products, were offset by the benefit of certain items in the Other segment.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2016 and 2015 was 33.0% and 33.7%, respectively. The decrease in the effective tax rate is due to adjustments to the tax liability in the three months ended March 31, 2016, partially offset by the resolution of certain tax matters during the three months ended March 31, 2015.

The effective tax rate for the nine months ended March 31, 2016 and 2015 was 33.0% and 33.7%, respectively. The decrease in the effective tax rate is due to an increase in foreign tax credits and adjustments to the tax liability in the nine months ended March 31, 2016, partially offset by the resolution of certain tax matters during the nine months ended March 31, 2015.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the impact of the sale of the AMD business and a gain on the sale of a building, for the nine months ended March 31, 2016 and 2015 was 33.1% and 33.7%, respectively. The decrease in the adjusted effective tax rate is due to an increase in foreign tax credits and adjustments to the tax liability in the nine months ended March 31, 2016, partially offset by the resolution of certain tax matters during the nine months ended March 31, 2015.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations, as reported, increased 9% and 8%, respectively, for the three and nine months ended March 31, 2016 due to the increase in earnings from continuing operations before income taxes described above and the impact of the lower effective tax rate when compared to the same period in the prior year.

For the three and nine months ended March 31, 2016, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of 13.2 million shares during the nine months ended March 31, 2016 and the repurchase of 18.2 million shares in fiscal 2015, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted Earnings per Share from Continuing Operations

Adjusted net earnings from continuing operations increased 5% for the nine months ended March 31, 2016 due to the increase in revenues and expenses described above and the impact of the lower effective tax rate when compared to the nine months ended March 31, 2015.

For the nine months ended March 31, 2016, our adjusted diluted earnings per share from continuing operations reflects the increase in adjusted net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of 13.2 million shares during the nine months ended March 31, 2016 and the repurchase of 18.2 million shares in fiscal 2015, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis	2016	2015	As Reported	Constant Dollar Basis
Employer Services	$2,576.7	$2,446.4	5%	7%	$6,920.1	$6,660.0	4%	7%
PEO Services	866.3	748.5	16%	16%	2,305.2	1,969.2	17%	17%
Other	(2.8)	16.0	n/m	n/m	5.0	52.9	n/m	n/m
Reconciling item:
Client fund interest	(191.6)	(186.6)	n/m	n/m	(460.8)	(438.1)	n/m	n/m
	$3,248.6	$3,024.3	7%	9%	$8,769.5	$8,244.0	6%	8%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis	2016	2015	As Reported	Constant Dollar Basis
Employer Services	$971.4	$931.3	4%	5%	$2,195.7	$2,135.6	3%	4%
PEO Services	97.9	80.5	22%	22%	280.2	226.2	24%	24%
Other	(82.9)	(85.3)	n/m	n/m	(207.4)	(234.6)	n/m	n/m
Reconciling item:
Client fund interest	(191.6)	(186.6)	n/m	n/m	(460.8)	(438.1)	n/m	n/m
	$794.8	$739.9	7%	8%	$1,807.7	$1,689.1	7%	8%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 5% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Revenues increased due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.5% for the three months ended March 31, 2016 as compared to the three month ended March 31, 2015. The increases were partially offset by the impacts of client losses and foreign currency translation. Our worldwide client revenue retention rate for the three months ended March 31, 2016 decreased 30 basis points as compared to our rate for the three months ended March 31, 2015.

Employer Services' revenues, as reported, increased 4% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015. Revenues increased due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.4% for the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.  These increases were partially offset by the impacts of client losses and foreign currency translation. Our worldwide client revenue retention rate for the nine months ended March 31, 2016 decreased 100 basis points as compared to our rate for the nine months ended March 31, 2015 primarily due to elevated losses on our legacy platforms.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 4% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $90.2 million. The increase in expenses is related to increased costs of servicing our clients, as well as increased selling and implementation expenses due to new business bookings and associated implementation costs, including an increase in costs related to assisting our clients with ACA compliance. These increases were partially offset by the impact of foreign currency translation.

Employer Services' overall margin decreased from 38.1% to 37.7% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This decrease is due to investment in operational resources to support the implementation of our strong new business bookings in recent quarters, partially offset by an increase of 30 basis points from foreign currency translation.

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 3% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $200.0 million.  The increase in expenses is related to increased costs of servicing our clients, as well as increased selling and implementation expenses due to new business bookings and associated implementation costs, including an increase in costs related to assisting our clients with ACA compliance. These increases were partially offset by the impact of foreign currency translation.

Employer Services' overall margin decreased from 32.1% to 31.7% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015. This decrease is due to investment in operational resources to support the implementation of strong new business bookings from the fourth quarter of fiscal 2015 and the start of fiscal 2016 and increased selling expenses, partially offset by an increase of 40 basis points from foreign currency translation.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 16% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Such revenues include pass-through costs of $671.8 million for the three months ended March 31, 2016 and $582.3 million for the three months ended March 31, 2015 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 14% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients.

PEO Services' revenues, as reported, increased 17% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015.  Such revenues include pass-through costs of $1,759.9 million for the nine months ended March 31, 2016 and $1,507.0 million for the nine months ended March 31, 2015 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 14% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients, as well as higher client participation and higher benefit pass-through costs in our PEO benefit offerings.

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes increased 22% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was due to increased revenues discussed above, which is partially offset by an increase in expenses of $100.4 million. The increase in expenses is primarily related to an increase in pass-through costs of $89.5 million described above. Overall margin increased from 10.8% to 11.3% for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues, and sales efficiencies.

PEO Services’ earnings from continuing operations before income taxes increased 24% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $282.0 million. This increase in expenses is primarily related to an increase in pass-through costs of $252.9 million described above. Overall margin increased from 11.5% to 12.2% for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015. This increase was primarily due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues, and sales efficiencies.

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

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured specific per occurrence and aggregate stop loss insurance from a wholly-owned and regulated insurance carrier of AIG that covers all losses in excess of $1 million per occurrence and also any aggregate losses within the $1 million retention that collectively exceed a certain level in certain policy years.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  During the nine months ended March 31, 2016, ADP Indemnity paid a premium of $202.0 million to enter into a reinsurance arrangement with the ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity for the fiscal 2016 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, cash and cash equivalents and marketable securities were $2,972.9 million, stockholders' equity was $4,503.2 million, and the ratio of long-term debt-to-equity was 44.6%.  Working capital before funds held for clients and client funds obligations at March 31, 2016 was $3,198.4 million, as compared to $1,480.7 million at June 30, 2015. The increase in working capital was due to an increase in cash and cash equivalents as well as changes in other elements of working capital which were driven by the timing of receipts and disbursements related to our underlying operations.

Our principal sources of liquidity for operations are derived from cash generated through operations and through corporate cash and marketable securities on hand. We have the ability to borrow through our financing arrangements under our U.S. short-

term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements to meet short-term funding requirements related to client funds obligations.

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2016 and 2015, are summarized as follows:

	Nine Months Ended
	March 31,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$1,200.8	$1,464.2	$(263.4)
Investing activities	(16,259.4)	(7,476.5)	(8,782.9)
Financing activities	16,366.2	5,949.8	10,416.4
Effect of exchange rate changes on cash and cash equivalents	(5.5)	(112.5)	107.0
Net change in cash and cash equivalents	$1,302.1	$(175.0)	$1,477.1

Net cash flows provided by operating activities decreased due to $226.7 million received from the sale of notes receivable related to Dealer Services financing arrangements in the nine months ended March 31, 2015.

Net cash flows used in investing activities increased due to the change in restricted cash and cash equivalents held to satisfy client funds obligations of $8,836.6 million and the receipt of the CDK dividend during the nine months ended March 31, 2015, partially offset by the timing of purchases of and proceeds from corporate and client funds marketable securities of $569.0 million, and the sale of AMD during the nine months ended March 31, 2016.

Net cash flows provided by financing activities increased due to a net increase in client fund obligations of $6,286.8 million, the repayments of commercial paper in the nine months ended March 31, 2015, and proceeds from our $2.0 billion September 2015 debt issuance.

We purchased approximately 13.2 million shares of our common stock at an average price per share of $82.54 during the nine months ended March 31, 2016 as compared to purchases of 13.3 million shares at an average price per share of $84.77 during the nine months ended March 31, 2015.  From time to time, we may repurchase shares of our common stock under our authorized share repurchase program.  We consider several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of up to $8.25 billion of commercial paper, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended March 31, 2016 and 2015, the Company had average daily borrowings of $1.3 billion and $1.0 billion, respectively, at a weighted average interest rate of 0.4% and 0.1%, respectively. For the nine months ended March 31, 2016 and 2015, the Company had average daily borrowings of $2.7 billion and $2.4 billion, respectively, at a weighted average interest rate of 0.2% and 0.1%, respectively. The weighted average maturity of our commercial paper during the three and nine months ended March 31, 2016 was approximately one day and two days, respectively.  We have successfully borrowed through the use of our commercial paper program on an as needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2016 and June 30, 2015, we had no commercial paper outstanding.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating investments in available-for-sale securities related to previously-collected client funds. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2016 and June 30, 2015, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended March 31, 2016 and 2015, we had average outstanding balances under reverse repurchase agreements of $128.0 million and $93.0 million, respectively, at weighted average interest rates of 0.5% and 0.7%, respectively. For the nine months ended March 31, 2016 and 2015, we had average outstanding balances under reverse repurchase agreements of $316.9 million and $423.2 million, respectively, at weighted average interest rates of 0.4% and 0.5%, respectively. In addition, we have $3.25 billion available on a committed basis under the U.S. reverse repurchase agreements. We believe that we currently meet all conditions set forth in the committed reverse repurchase agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $3.25 billion available to us under the committed reverse repurchase agreements.

We have a $2.75 billion, 364-day credit agreement with a group of lenders that matures in June 2016. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.25 billion credit facility maturing in June 2020 and June 2019, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through March 31, 2016 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $8.25 billion available to us under the revolving credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of subprime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles, or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, and equipment lease receivables, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations.

Capital expenditures for continuing operations for the nine months ended March 31, 2016 were $116.0 million, as compared to $109.0 million for the nine months ended March 31, 2015.  Capital expenditures for continuing operations for fiscal 2016 are expected to be between $175 million and $200 million, as compared to $171.2 million in fiscal 2015.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, short-term marketable securities, and long-term marketable securities) and client funds assets (funds that have been collected from clients but have not yet been remitted to the applicable tax authorities or client employees).

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

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  We minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by impounding, in virtually all instances, the client’s funds in advance of the timing of payment of such client’s obligation.  As a result of this practice, we have consistently maintained the required level of client funds assets to satisfy all of our client funds obligations.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Average investment balances at cost:
Corporate investments	$4,168.2	$2,874.9	$5,436.6	$4,676.7
Funds held for clients	26,681.7	26,206.9	22,179.3	21,541.9
Total	$30,849.9	$29,081.8	$27,616.0	$26,218.6

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	0.9%	1.0%	1.1%	1.3%
Funds held for clients	1.5%	1.5%	1.7%	1.7%
Total	1.5%	1.5%	1.6%	1.7%

Realized gains on available-for-sale securities	$(2.0)	$(1.0)	$(3.5)	$(3.6)
Realized losses on available-for-sale securities	2.1	0.3	7.4	1.3
Net realized gains on available-for-sale securities	$0.1	$(0.7)	$3.9	$(2.3)

	March 31, 2016	June 30, 2015
Net unrealized pre-tax gains on available-for-sale securities	$371.1	$216.5

Total available-for-sale securities at fair value	$21,039.4	$20,873.8

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of the interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio remained constant at 1.5% for the three months ended March 31, 2015 and 2016 and decreased from 1.7% for the nine months ended

March 31, 2015 to 1.6% for the nine months ended March 31, 2016.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $13 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending March 31, 2017.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending March 31, 2017.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, DBRS. Approximately 80% of our available-for-sale securities held a AAA or AA rating at March 31, 2016.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We expect pressure from foreign currency translation on our revenue and earnings from continuing operations to persist during the remainder of fiscal 2016, however, we do expect a reduced impact from foreign currency translation during the remainder of the year. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  We use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at March 31, 2016 or June 30, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2, New Accounting Pronouncements, of Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption "Quantitative and Qualitative Disclosures about Market Risk" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2016	1,951,850	$79.52	1,951,295	40,936,714

February 1 to 29, 2016	1,131,499	$82.79	1,131,499	39,805,215

March 1 to 31, 2016	691,130	$87.24	690,800	39,114,415
Total	3,774,479		3,773,594

(1)  During the three months ended March 31, 2016, pursuant to the terms of the Company's restricted stock program, the Company made repurchases of 885 shares at the then market value of the shares in connection with the exercise by employees of their options under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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
As previously disclosed, during the Company’s second quarter of fiscal 2016, in the course of a compliance review of its clients and vendors globally, the Company determined that two of its French subsidiaries had previously entered into client service arrangements with each of the SDNs listed above (in 2001 in the case of Bank Saderat and in 1996 in the case of each of Bank Sepah and Bank Melli). More specifically, the Company discovered that since 1996 for each of Bank Sepah and Bank Melli, and since 2001 regarding Bank Saderat, these ADP subsidiaries had provided a managed services solution to these SDNs, involving the monthly calculation of payroll data, and the associated preparation and filing (on behalf of the SDNs) of monthly, quarterly and annual social benefits declarations to the applicable French governmental authorities. Neither of these ADP subsidiaries, nor any other affiliate of the Company, provided any money movement services to such SDNs or to the employees of such SDNs. The aggregate gross revenue and aggregate net profits received by the Company since inception of the service arrangements in 1996 and 2001 is estimated to be $185,000 of aggregate gross revenue and $35,000 of aggregate net profits.
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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 5, 2016	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)