Form 10-K
period 2016-06-30
AUTOMATIC DATA PROCESSING INC
filed 2016-08-05
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $33,868,790,841. On July 29, 2016 there were 456,176,951 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General

ADP® was founded in 1949 on an innovative idea: to help business owners focus on core business activities by relieving them of certain administrative tasks such as payroll. Automatic Data Processing, Inc. was incorporated in the State of Delaware in June 1961 and completed its initial public offering in September 1961. A pioneer in business process outsourcing, today we are one of the world’s leading providers of human capital management (“HCM”) solutions to employers, offering solutions to businesses of all sizes, whether they have simple or complex needs. We serve more than 650,000 clients in more than 110 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”
When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.
Available Information
Our corporate website, www.adp.com, provides materials for investors and information about our services. ADP’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”) and are also available at the SEC’s website at www.sec.gov. The content on any website referenced in this filing is not incorporated by reference into this filing unless expressly noted otherwise.
BUSINESS OVERVIEW
ADP’s Mission and Strategy
ADP’s mission is to power organizations with insightful solutions that drive business success. Our commitment to service excellence lies at the core of our relationship with each of our clients, whether a small, mid-sized or large organization, in one or multiple countries. We innovate to deliver new solutions that anticipate client needs in all of our markets. We help businesses focus on and optimize the most important investment they make – their investment in their people. From recruitment to talent management to retirement, our combination of expertise and technology offers insights that help our clients leverage HCM to drive better business results.
Our business strategy is based upon the following three strategic pillars, which are designed to position ADP as the global market leader in technology-enabled HCM services:

•	grow a complete suite of cloud-based HCM solutions;

•	grow and scale our market-leading Human Resources (“HR”) Business Process Outsourcing solutions by leveraging our platforms and processes; and

•	leverage our global presence to offer clients HCM solutions where they do business.

Reportable Segments
ADP’s two reportable business segments are Employer Services and Professional Employer Organization (“PEO”) Services. For financial data by segment and by geographic area, see Note 13 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.
Employer Services. Our Employer Services segment offers a comprehensive range of HR Business Process Outsourcing and technology-enabled HCM solutions. These offerings include:

•	Payroll Services

•	Benefits Administration

•	Talent Management

•	HR Management

•	Time and Attendance Management

•	Insurance Services

•	Retirement Services

•	Tax and Compliance Services

Employer Services serves clients ranging from single-employee small businesses to large enterprises with multinational operations.
Professional Employer Organization Services. ADP’s PEO business, called ADP TotalSource®, serves approximately 9,700 clients with comprehensive employment administration outsourcing solutions through a relationship in which employees who work at a client’s location (referred to as “worksite employees”) are co-employed by us and the client. ADP TotalSource is the largest PEO in the United States based on the number of worksite employees, serving approximately 439,000 worksite employees in all 50 states.
PRODUCTS AND SERVICES

Employer Services’ Products and Services

Human Capital Management. In order to serve the unique needs of diverse types of businesses, ADP provides a range of solutions, via a software- and service-based delivery model, which businesses of all sizes can use to recruit, staff, pay, manage, and retain employees. We serve approximately 530,000 clients via ADP’s strategic software as a service (“SaaS”) offerings, commonly referred to as “the cloud.” As a leader in the growing HR Business Process Outsourcing market, we also offer seamless outsourcing solutions that enable our clients to outsource their HR, time and attendance management, payroll, and benefits administration functions to ADP. In addition, our mobile applications enable businesses to process their payroll, and give more than 8.1 million of our clients’ employees convenient access to their HR information, via multiple mobile device platforms, around the world and in more than 27 languages. ADP has also opened access to developers and system integrators through certain of our platforms’ Application Programming Interface Libraries. This access enables the exchange of data housed in ADP's databases in order to create a unified HCM ecosystem informed by a single repository of workforce data.
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions to assist employers of all sizes in all stages of the employment cycle, from recruitment to retirement:

•
RUN Powered by ADP® is used by more than approximately 470,000 small businesses in the United States. It combines a software platform for managing small business payroll, HR management and tax compliance administration, with 24/7 service and support from our team of small business experts. RUN Powered by ADP also integrates with other available ADP services, such as time and attendance tracking, workers’ compensation insurance premium payment plans, and certain retirement plans.

•
ADP Workforce Now® is a flexible HCM solution used by more than 60,000 mid-sized businesses to manage their employees. More businesses use ADP Workforce Now than any other HCM solution designed for mid-sized businesses.

•
ADP Vantage HCM® is a solution for large enterprises in the United States. It offers a comprehensive set of HCM capabilities within a single solution that unifies the five major areas of HCM: HR management, benefits administration, payroll, time and attendance management, and talent management.

•
ADP® GlobalView® HCM is a solution for multinational organizations of all sizes. As an integrated and flexible infrastructure supported by a team of experts, ADP GlobalView HCM allows companies of all sizes – from those with small and mid-sized operations to the largest multinational corporations – to standardize their HCM strategies globally (including payroll, HR, talent, time and benefits management) and adapt to changing local needs, while helping to drive overall organizational agility and engagement.

•
Outside the United States, ADP offers comprehensive HCM solutions on local, country-specific platforms. These suites of services offer various combinations of payroll, HR management, time and attendance management, and talent management, depending on the country in which the solution is provided.

Payroll Services. ADP provides flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. ADP provides employers with a wide range of payroll options, including entering their payroll data online with an internet-based solution or via a mobile device, and outsourcing their entire payroll process to ADP. ADP also enables its clients to connect their major enterprise resource planning (“ERP”) applications with ADP’s outsourced payroll services. Employers can choose a variety of payroll payment options ranging from professionally printed checks to ADP’s electronic wage payment and, in the United States, payroll card solutions. On behalf of our clients, ADP prepares and files federal, state and local payroll tax returns and quarterly and annual Social Security, Medicare, and federal, state and local income tax withholding reports in the United States, and prepares and files similar reports internationally . In addition, as part of our payroll services globally, ADP supplies year-end regulatory and legislative tax statements and other forms to our clients’ employees. For those clients who choose to process payroll in-house, in the United States, ADP also delivers our Payment and Compliance Solutions described below.
Benefits Administration. In the United States, ADP provides flexible solutions for outsourced employee benefits administration. Employee benefits administration options in the United States include health and welfare administration, spending account management (health care spending accounts, dependent care spending accounts, health reimbursement arrangements, health savings accounts, commuter benefits, and employee reimbursement services), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration, direct bill services, leave administration services, insurance carrier enrollment services, employee communication services, and dependent verification services. In addition, ADP benefits administration solutions offer employers an efficient cloud-based eligibility and enrollment system that provides their employees with tools, communications, and other resources they need to understand their benefits options and make informed choices.
Talent Management. ADP’s Talent Management solutions simplify the talent acquisition and performance management process from recruitment to ongoing employee development. ADP’s proprietary recruiting automation platform helps employers find, recruit, and hire talent quickly and cost effectively. Employers can also meet their hiring needs by outsourcing their internal recruitment function to ADP. ADP’s pre-employment services enable employers to track candidates, screen candidate backgrounds, and integrate data to facilitate the onboarding process for new hires. ADP’s performance and compensation management applications provide tools to automate the entire performance management process, from goal planning to employee evaluations and help employers align compensation with employee performance within budgetary constraints. When combined with ADP’s performance management applications, ADP’s career development and succession management solutions offer tools that allow employees to build and update their employee profiles, search for potential positions within the organization, and create forward-looking career paths, while enabling managers to identify and mitigate potential retention risks. In addition, ADP’s learning management solutions provide a single point of access to learning and knowledge management capabilities via multiple online delivery methods.
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
Time and Attendance Management. ADP offers multiple options for employers of all sizes to collect employee time and attendance information, including electronic timesheets, badge cards, biometric and touch-screen time clocks, telephone/interactive voice response, and mobile smartphones and tablets. ADP’s time and attendance tracking tools simplify employee scheduling and automate the calculation and reporting of hours worked, helping employers enforce leave and attendance policies more consistently, control overtime, and manage compliance with wage and hour regulations.
Insurance Services. ADP’s Insurance Services business, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access in the United States to workers’ compensation and group health insurance for small and mid-sized clients through a variety of insurance carriers. ADP’s automated Pay-by-Pay® premium payment program calculates and collects workers’ compensation premium payments each pay period in order to simplify this task for employers.
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

Tax and Compliance Services
ADP SmartCompliance. In the United States, the ADP SmartCompliance® solution integrates client data delivered from ADP integrated HCM platforms or third-party payroll, HR and financial systems into a single, cloud-based platform enabling clients to consolidate their data in one location. ADP’s specialized teams use the data and work with clients to help them manage changing regulatory landscapes and improve business processes. ADP SmartCompliance integrates several HCM-related compliance processes, including health care reform under the Affordable Care Act, employment tax, wage payments, tax credits, wage garnishments, unemployment claims, and employment verifications.
ADP SmartCompliance Employment Tax. As part of ADP’s employment tax services in the United States, ADP prepares and files employment tax returns on our clients’ behalf with federal, state, and local tax agencies. In connection with these services, ADP collects federal, state, and local employment taxes from clients and remits these taxes, as appropriate, to approximately 7,100 federal, state, and local tax agencies. ADP also responds to inquiries from tax agencies. In addition to our full service employment tax solution, ADP offers a software solution for do-it-yourself employment tax management that can complement a client’s in-house payroll system. In our fiscal year ended June 30, 2016 (“fiscal 2016”), ADP in the United States processed and delivered approximately 60 million employee year-end tax statements and approximately 53 million employer payroll tax returns and deposits, and moved approximately $1.7 trillion in client funds to taxing and other agencies and our clients’ employees and other payees via electronic transfer, direct deposit, and check.
ADP SmartCompliance Wage Payments. In the United States, in addition to ADPCheck, ADP’s traditional payroll check offering, ADP offers electronic payroll disbursement options that can be integrated with the client’s payroll systems and ERP applications. With ALINE Pay by ADP®, payroll can be disbursed via ALINE Check by ADP®, direct deposit, or the ALINE Card by ADP®, a network-branded payroll card. ALINE Check by ADP provides employees with the ability to receive wages from a self-completed payroll check that includes the standard features available with a traditionally issued payroll check. Using the ALINE Card by ADP, employees can access their payroll funds immediately in several ways, including via a network member bank, an ATM or a point of sale terminal. The ALINE Card by ADP can also be used to make purchases or pay bills. Additional features of the ALINE Card by ADP include the ability to load additional funds onto the card, receive electronic payments such as government benefits or tax refunds, and transfer funds from the card to a bank account in the United States.
ADP SmartCompliance Tax Credits. ADP helps clients in the United States take advantage of tax credit and incentive opportunities as they hire new employees and expand or relocate their business operations, including federal, state, and local tax credits and incentives based on geography, demographics, and other criteria, including work opportunity tax credits, federal empowerment zone employment credits, economic development incentives, training grants, and many other credits and incentives. Integrating the entire employment tax credits process with clients’ existing hiring programs, ADP helps clients screen job applicants and process eligibility forms, monitor and manage screening and form compliance, submit forms to state agencies for tax credit certification, calculate credits, and produce a detailed audit trail.
ADP SmartCompliance Wage Garnishments. ADP offers an integrated solution to help our clients manage the wage garnishment process through integration with their payroll systems. In the United States, ADP helps employers process and submit required correspondence and responses to federal and state agencies, courts and third parties. In addition, ADP’s Wage Garnishment services in the United States include wage garnishment order evaluation and processing, disbursement services and a call center to field garnishment-related inquiries from employees, payees, and other third parties.
ADP SmartCompliance Unemployment Claims. ADP offers a single-source solution to help manage the entire unemployment claims process in the United States, including pre-separation planning, claim protests and administration, appeal processing, hearing representation, and audits of benefit charges.
ADP SmartCompliance Employment Verification. ADP offers an automated solution to securely provide credentialed verifiers with information to verify employment and income such as when an employee applies for a loan, credit card, lease or government assistance.
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

Professional Employer Organization Services’ Products and Services
ADP TotalSource, ADP’s PEO business, offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. As a PEO, ADP TotalSource provides complete HR management services while the client continues to direct the day-to-day job-related duties of the employees. ADP TotalSource combines key HR management and employee benefits functions, including HR administration, employee benefits, and employer liability management, into a single-source solution:
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

The scale of ADP TotalSource allows us to deliver a variety of benefits and services with efficiency and value typically out of reach to small and mid-sized businesses. ADP TotalSource serves approximately 9,700 clients and approximately 439,000 worksite employees in all 50 states.
MARKETS AND SALES
Employer Services’ HCM solutions are offered in more than 110 countries and territories. The most material markets for our HCM solutions are the United States, Canada and Europe and, for each market, we have both country-specific solutions and solutions based on our multi-country offerings, for employers of different sizes and complexities. The major components of our HCM offering throughout these geographies are payroll, HR outsourcing and time and attendance management. In addition, we offer wage and tax collection and remittance services in the United States, Canada, the United Kingdom, the Netherlands, France, Australia, India, and China. PEO Services offers services exclusively in the United States.
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

COMPETITION
The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of HR outsourcing solutions in the world. Employer Services competes with other business outsourcing companies, companies providing ERP services, providers of cloud-based HCM solutions and financial institutions. PEO Services competes with other PEOs providing similar services, as well as business outsourcing companies, companies providing ERP services and providers of cloud-based HCM solutions. Other competitive factors include a company’s in-house function, whereby a company installs and operates its own business processing systems.
Competition for business outsourcing solutions is primarily based on service and product quality, reputation, ease of use and accessibility of technology, breadth of services and products, and price. We believe that ADP is competitive in each of these areas and that our commitment to service excellence, together with our leading-edge technology, distinguishes us from our competitors.
INDUSTRY REGULATION
Our business is subject to a wide range of complex U.S. and foreign laws and regulations. In addition, many of our solutions are designed to assist clients with their compliance with certain U.S. and foreign laws and regulations that apply to them. We have, and continue to enhance, compliance programs and policies to monitor and address the legal and regulatory requirements applicable to our operations and client solutions, including dedicated compliance personnel and training programs.
As one of the world’s largest providers of HR outsourcing solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and data security-related laws. For instance, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our COBRA, flexible spending account and insurance services businesses, and ADP TotalSource. We are also subject to federal, state and foreign security breach notification laws with respect to both our own employee data and client employee data. Additionally, the changing nature of privacy laws in the United States, the European Union and elsewhere, including the invalidation in the European Union of the Safe Harbor Principles for the transfer of personal data between the European Union and the United States and the adoption by the European Union of a general data protection regulation, will impact our processing of personal information of our employees and on behalf of our clients.
As part of our payroll and payroll tax management services, we move client funds to taxing authorities and our clients’ employees via electronic transfer, direct deposit, prepaid access and ADPCheck. Certain elements of our U.S. money transmission activities, including our electronic payment and prepaid access (payroll pay card) offerings, are subject to certain licensing requirements. In addition, our U.S. prepaid access offering is subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Elements of our money transmission activities outside of the United States are subject to similar licensing and anti-money laundering and reporting laws and requirements in the countries in which we provide such services. Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to certain obligations and responsibilities of an employer under federal and state tax, insurance and employment laws.
In addition, many of our businesses offer solutions that assist our clients in complying with certain U.S. and foreign laws and regulations that apply to them. Although these laws and regulations apply to our clients and not to ADP, changes in such laws or regulations may affect our operations, products and services. For example, our HCM solutions help clients manage their compliance with certain requirements of the Patient Protection and Affordable Care Act in the United States. Our COBRA administration services and flexible spending account services in the United States are designed to help our clients comply with relevant federal guidelines relating to, respectively, employers’ benefits continuation obligations and the requirements of Section 125 of the Internal Revenue Code. Similarly, our Tax Credit Services business, which helps clients in the United States take advantage of tax credit opportunities as they hire new employees, is based on federal, state, or local tax laws and regulations allowing for tax credits.
The foregoing description does not include an exhaustive list of the laws and regulations governing and impacting our business. See the discussion contained in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K for information regarding changes in laws and regulations that could have a materially adverse effect on our reputation, results of operations or financial condition or have other adverse consequences.
CLIENTS AND CLIENT CONTRACTS
ADP provides its services to more than 650,000 clients. In fiscal 2016, no single client or group of affiliated clients accounted for revenues in excess of 2% of ADP’s annual consolidated revenues.
ADP is continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients could vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally six to twelve months), and in some cases may exceed two years for a large GlobalView client or other large, complicated implementation. Although we monitor sales that have not yet been installed, we do not view this metric as material to an understanding of our overall business in light of the recurring nature of our business. This metric is not a reported number, but it is used by management as a planning tool to allocate resources needed to install services, and as a means of assessing our performance against the expectations of our clients. In addition, some of our products and services are sold under longer term contracts with initial terms ranging from two to seven years. However, this anticipated future revenue under contract is not a significant portion of ADP’s expected future revenue, is not a meaningful indicator of our future performance and is not used by management internally to estimate ADP’s future revenue.
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. ADP’s client retention is estimated at approximately 11 years in Employer Services, and approximately 7 years in PEO Services, and has not varied significantly from period to period.
PRODUCT DEVELOPMENT
ADP continually upgrades, enhances, and expands its solutions and services. In general, new solutions and services supplement rather than replace our existing solutions and services and, given our recurring revenue model, do not have a material and immediate effect on ADP's revenues. ADP believes that our strategic solutions and services have significant remaining life cycles.
SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2016, 2015, and 2014, ADP invested approximately $818 million, $767 million, and $686 million, respectively, from continuing operations, in systems development and programming, which includes expenses for activities such as client migrations to our new strategic platforms, the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.
LICENSES
ADP is the licensee under a number of agreements for computer programs and databases. ADP’s business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to ADP’s business as a whole.
NUMBER OF EMPLOYEES
ADP employed approximately 57,000 persons as of June 30, 2016.

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
Failure to comply with, or changes in, laws and regulations applicable to our businesses could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Our business is subject to a wide range of complex U.S. and foreign laws and regulations, including, but not limited to, the laws and regulations described in the “Industry Regulation” section in Part I, Item 1 of this Annual Report on Form 10-K. Failure to comply with laws and regulations applicable to our operations or client solutions could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business.  For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities.  Changes in taxation regulations could adversely affect our effective tax rate and our net income.  Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business.  Health care reform under the U.S. Patient Protection and Affordable Care Act, as amended, related state laws, and the regulations adopted or to be adopted thereunder, have the potential to impact substantially the way that employers provide health insurance to employees and the health insurance market for the small and mid-sized businesses that constitute our PEO business’s clients and prospects.  We are unable to determine the ultimate impact that health care reform will have on our PEO business and our ability to attract and retain PEO clients.
Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such existing statutes or regulations, could require additional registration or licensing, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.
Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, economic and trade sanctions, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive enforcement of such laws and more burdensome regulations, which could adversely impact our business.  We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others.  In addition, some of our businesses in the U.S. and a number of countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, the BSA. Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as money transmitters and providers of prepaid access), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) as a provider of prepaid access pursuant to a FinCEN regulation.
We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading and enhancing certain of our policies and procedures; however, there can be no assurance that none of our employees, consultants or agents will take actions in violation of our policies, for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators.  Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition. Further, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operation or financial condition.
Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. In addition, the European Union adopted a comprehensive general data privacy regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018. We are analyzing the GDPR to determine its potential effects on our business practices, and are awaiting anticipated guidance from European Union regulators. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability.
Our businesses collect, host, transfer, disclose, use, store and secure personal and business information, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs and cause losses
In connection with our business, we collect, host, transfer, disclose, use, store and secure large amounts of personal and business information about our clients, employees of our clients, our vendors and our employees, contractors and temporary staff, including payroll information, health care information, personal and business financial data, social security numbers and their foreign equivalents, bank account numbers, tax information and other sensitive personal and business information.
We are focused on ensuring that we safeguard and protect personal and business information, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication, and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Although this is a global problem, it may affect our businesses more than other businesses because malevolent third-parties may focus on the amount and type of personal and business information that our businesses collect, host, use, transmit and store.
We have programs in place to prevent, detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate or timely preventive measures.
In addition, hardware, software or applications we develop or procure from third-parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third-parties with whom we do business, through fraud, trickery, or other methods of deceiving our employees, contractors, and temporary staff. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation or effectiveness of any safeguards by our clients, vendors or their respective employees, and, in any event, third-parties may be able to circumvent those security measures.
Any cyber attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, theft of non-public or other sensitive information, or similar act by a malevolent party, or inadvertent acts by our own employees, contractors or temporary staff, could result in the disclosure or misuse of confidential or proprietary information, and could have a materially adverse effect on our business operations, or that of our clients, create financial liability, regulatory sanction or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider.
Although we believe that we maintain a robust program of information security and controls and none of the threats that we have encountered to date have materially impacted us, a data security incident could have a materially adverse effect on our business, results of operations and financial condition. While ADP maintains insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address losses or claims that may arise in connection with certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
Our systems may be subject to disruptions that could have a materially adverse effect on our business and reputation
Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition. We have disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events, including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans may not be successful in preventing the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.
If we fail to adapt our technology and services to meet client needs and preferences, the demand for our solutions and services may diminish
Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our existing solutions and services. If we fail to respond successfully to technology challenges and client needs and preferences, the demand for our solutions and services may diminish.
Political and economic factors may adversely affect our business and financial results
Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on payroll and other outsourcing services or renegotiating their contracts with us, which may adversely affect our business and financial results.
We invest our client funds in liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. In addition, as part of our client funds investment strategy, we extend the maturities of our investment portfolio for client funds and utilize short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. In order to satisfy these short term funding requirements, we maintain access to various sources of liquidity, including borrowings under our commercial paper program and our committed credit facilities, our ability to execute reverse repurchase transactions and corporate cash balances. A reduction in the availability of any such financing during periods of disruption in the financial markets or otherwise may require us to sell client fund assets to satisfy our short-term funding requirements, which may result in the recognition of losses and adversely impact our results of operations, financial condition and cash flow.
We are dependent upon various large banks to execute electronic payments and wire transfers as part of our client payroll, tax and other money movement services. While we have contingency plans in place for bank failures, a systemic shutdown of the banking industry would impede our ability to process funds on behalf of our payroll, tax and other money movement services clients and could have an adverse impact on our financial results and liquidity.
We derive a significant portion of our revenues and operating income outside of the United States and, as a result, we are exposed to market risk from changes in foreign currency exchange rates that could impact our results of operations, financial position and cash flows.
Change in our credit ratings could adversely impact our operations and lower our profitability
The major credit rating agencies periodically evaluate our creditworthiness and have given us very strong, investment grade long-term debt ratings and the highest commercial paper ratings. Failure to maintain high credit ratings on long-term and short-term debt could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing required by our Employer Services business, and adversely impact our results of operations.
If the distribution of CDK Global® common stock to ADP’s stockholders does not qualify as a tax-free spinoff, we could incur substantial liabilities and may not be fully indemnified for such liabilities
On September 30, 2014, the Company completed the tax-free spinoff of its former Dealer Services business through the distribution of all of the issued and outstanding common stock of CDK Global, Inc. (“CDK Global”) to ADP’s stockholders. CDK Global was formed to hold ADP’s former Dealer Services business and, as a result of the distribution, became an independent public company trading under the symbol “CDK” on the NASDAQ Global Select Market. Prior to completing the spinoff of CDK Global, ADP received an opinion from Paul, Weiss, Rifkind, Wharton & Garrison LLP, its counsel, to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the opinion, the distribution qualified as a transaction that is tax-free under Section 355 and other related provisions of the Internal Revenue Code. ADP also received a private letter ruling from the IRS with respect to certain discrete and significant issues arising in connection with the transactions effected in connection with the separation and distribution. The opinion and the ruling were based upon various factual representations and assumptions, as well as certain undertakings made by ADP and CDK Global. If any of those factual representations or assumptions was untrue or incomplete in any material respect, any undertaking is not complied with, or the facts upon which the opinion and the ruling were based were materially different from the facts at the time of the distribution, the distribution may not qualify for tax-free treatment. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS did not rule that the distribution satisfies every requirement for a tax-free distribution. Opinions of counsel are not binding on the IRS or the courts. As a result, the conclusions expressed in an opinion of counsel could be challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences to ADP’s stockholders that received CDK Global common stock pursuant to the distribution could be materially less favorable.
If the distribution were determined not to qualify as a tax-free transaction under Section 355 of the Code, each United States holder of ADP common stock that received CDK Global common stock pursuant to the distribution generally would be treated as receiving a distribution taxable as a dividend in an amount equal to the fair market value of the shares of CDK Global common stock received by such holder. In addition, ADP generally would recognize gain with respect to the distribution and certain related transactions, and CDK Global could be required to indemnify ADP for any resulting taxes and related expenses, which could be material. The distribution and certain related transactions could be taxable to ADP if CDK Global or its stockholders were to engage in certain transactions after the distribution. In such cases, ADP or its stockholders that received CDK Global common stock pursuant to the spinoff could incur significant U.S. federal income tax liabilities, and CDK Global could be required to indemnify ADP for any resulting taxes and related expenses, which could be material. CDK Global may be unable to indemnify us fully for any such taxes and related expenses.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 10 of its processing/print centers, and 17 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,458,692 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 6,313,800 square feet worldwide, expire at various times up to the year 2027. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.

Item 3. Legal Proceedings
In the normal course of business, ADP is subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, ADP believes that it has valid defenses with respect to the legal matters pending against it and that the ultimate resolution of these matters will not have a materially adverse impact on its financial condition, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. The following table sets forth the reported high and low sales prices of the Company’s common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared during each quarter for the two most recent fiscal years. As of June 30, 2016, there were 42,827 holders of record of the Company’s common stock. As of such date, 537,352 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2016 quarter ended

June 30	$91.87	$84.36	$0.530
March 31	$90.00	$76.65	$0.530
December 31	$90.67	$78.74	$0.530
September 30	$85.21	$64.29	$0.490

Fiscal 2015 quarter ended

June 30	$88.40	$79.80	$0.490
March 31	$90.23	$81.71	$0.490
December 31	$86.54	$70.50	$0.490
September 30	$84.68	$79.20	$0.480

On September 30, 2014, we spun off our former Dealer Services business to our stockholders. Each of our stockholders of record after the market close on September 24, 2014 received one share of common stock of CDK Global, Inc. for every three shares of the Company’s common stock. In the table above, stock prices prior to September 30, 2014 have not been adjusted for the impact of the spin off. Stock prices beginning on October 1, 2014 reflect the impact of the spin off.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2016 to April 30, 2016	630,085	$89.94	630,000	38,484,415
May 1, 2016 to May 31, 2016	765	$87.54	—	38,484,415
June 1, 2016 to June 30, 2016	2,237	$88.02	—	38,484,415
Total	633,087		630,000

(1)
Pursuant to the terms of the Company’s restricted stock program, the Company purchased 3,087 shares at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval	Shares
August 2014	30 million
August 2015	25 million
There is no expiration date for the common stock repurchase plan.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(b) assuming an initial investment of $100 on June 30, 2011, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Automatic Data Processing, Inc., the S&P 500 Index, and the S&P Information Technology Index

$250
$225
$200
$175
$150
$125
$100
$75
6/11
6/12
6/13
6/14
6/15
6/16
Automatic Data Processing, Inc.
S&P 500
S&P Information Technology

(a)
On September 30, 2014, the Company completed the spinoff of its former Dealer Services business into an independent publicly traded company called CDK Global, Inc. The cumulative returns of the Company’s common stock have been adjusted to reflect the spinoff.

(b)	We use the S&P 500 Information Technology Index as our Peer Group Index. The S&P 500 Information Technology Index is a broad index that includes the Company and several competitors.

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K. The Company uses certain non-GAAP financial measures that we believe better reflect the underlying operations of our business model, allows investors to assess our performance in a manner similar to the method used by management, and improves our ability to understand and assess our operating performance against prior periods. Refer to (A) below for additional information about our non-GAAP financial measures and our reconciliations to reported results. Additionally, prior period amounts have been adjusted to exclude discontinued operations (refer to Note 2 of our Consolidated Financial Statements for additional information).

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2016	2015	2014	2013	2012

Total revenues	$11,667.8	$10,938.5	$10,226.4	$9,442.0	$8,897.4
Total costs of revenues	$6,840.3	$6,427.6	$6,041.0	$5,574.1	$5,217.9
Earnings from continuing operations before income taxes	$2,234.7	$2,070.7	$1,879.2	$1,710.1	$1,805.3
Net earnings from continuing operations	$1,493.4	$1,376.5	$1,242.6	$1,122.2	$1,192.2
Adjusted earnings from continuing operations before interest and income taxes (A)	$2,274.2	$2,061.5	$1,870.3	$1,746.5	$1,727.0
Adjusted net earnings from continuing operations (A)	$1,494.8	$1,376.5	$1,242.6	$1,164.9	$1,151.0

Basic earnings per share from continuing operations	$3.27	$2.91	$2.59	$2.32	$2.45
Diluted earnings per share from continuing operations	$3.25	$2.89	$2.57	$2.30	$2.42
Adjusted diluted earnings per share from continuing operations (A)	$3.26	$2.89	$2.57	$2.39	$2.34
Basic weighted average shares outstanding	457.0	472.6	478.9	482.7	487.3
Diluted weighted average shares outstanding	459.1	475.8	483.1	487.1	492.2
Cash dividends declared per share	$2.08	$1.95	$1.88	$1.70	$1.55
Return on equity ("ROE") from continuing operations (B)	32.2%	24.0%	19.3%	18.2%	19.7%

At year end:
Cash, cash equivalents and marketable securities of continuing operations	$3,222.4	$1,694.8	$3,670.3	$1,746.2	$1,416.7
Total assets of continuing operations	$43,670.0	$33,110.5	$29,629.6	$30,041.7	$28,525.6
Total assets	$43,670.0	$33,110.5	$32,059.8	$32,268.1	$30,817.4
Obligations under reverse repurchase agreements	$—	$—	$—	$245.9	$—
Obligation under commercial paper borrowings	$—	$—	$2,173.0	$—	$—
Long-term debt	$2,007.7	$9.2	$11.5	$14.7	$16.8
Stockholders’ equity	$4,481.6	$4,808.5	$6,670.2	$6,189.9	$6,114.0
.

(A) Non-GAAP Financial Measures

The following table reconciles our reported results to adjusted results that exclude our provision for income taxes; certain interest amounts; the charges related to our workforce optimization effort in the year ended June 30, 2016 ("fiscal 2016"); the gain on the sale of assets, which includes a building in fiscal 2016 and assets related to rights and obligations to resell a third party expense management platform in the year ended June 30, 2012; the gain on the sale of our AdvancedMD ("AMD") business in fiscal 2016; and a goodwill impairment charge related to our AMD business in the year ended June 30, 2013 ("fiscal 2013"). We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the exclusion of these items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that these adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  Generally, the nature of these exclusions are for specific items that are not fundamental to our underlying business operations.  Specifically, we have excluded the impact of certain interest expense (as a result of the issuance of our $2.0 billion fixed-rate notes in September

2015 - refer to Note 8 of our Consolidated Financial Statements for additional information), and certain interest income from adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT") and have also excluded certain interest expense and certain interest income in prior years for comparability.  However, we continue to include the interest income earned on investments associated with our client funds investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model.  The amounts included as adjustments in the table below represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income." The charges related to our workforce optimization effort represent severance charges.  Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to a broad-based, company-wide workforce optimization effort. Since Adjusted EBIT, Adjusted net earnings from continuing operations and Adjusted diluted earnings per share (“Adjusted diluted EPS”) from continuing operations are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), they should not be considered in isolation from, as a substitute for, or superior to net earnings from continuing operations and diluted EPS from continuing operations and they may not be comparable to similarly titled measures used by other companies.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2016	2015	2014	2013	2012

Net earnings from continuing operations	$1,493.4	$1,376.5	$1,242.6	$1,122.2	$1,192.2
Adjustments:
Provision for income taxes	741.3	694.2	636.6	587.9	613.1
All other interest expense	47.9	1.5	1.6	2.3	2.7
All other interest income	(13.6)	(10.7)	(10.5)	(8.6)	(15.0)
Gain on sale of AMD	(29.1)	—	—	—	—
Gain on sale of assets	(13.9)	—	—	—	(66.0)
Workforce optimization effort	48.2	—	—	—	—
Goodwill impairment charge	—	—	—	42.7	—
Adjusted EBIT	$2,274.2	$2,061.5	$1,870.3	$1,746.5	$1,727.0

Net earnings from continuing operations	$1,493.4	$1,376.5	$1,242.6	$1,122.2	$1,192.2
Adjustments:
Gain on sale of AMD	(29.1)	—	—	—	—
Gain on sale of assets	(13.9)	—	—	—	(66.0)
Workforce optimization effort	48.2	—	—	—	—
Goodwill impairment charge (C)	—	—	—	42.7	—
Provision for income taxes on gain on sale of AMD (C)	7.3	—	—	—	—
Provision for income taxes on gain on sale of assets (C)	5.3	—	—	—	24.8
Provision for income taxes on workforce optimization effort (C)	(16.4)	—	—	—	—
Adjusted net earnings from continuing operations	$1,494.8	$1,376.5	$1,242.6	$1,164.9	$1,151.0

Diluted earnings per share from continuing operations	$3.25	$2.89	$2.57	$2.30	$2.42
Adjustments:
Gain on sale of AMD	(0.05)	—	—	—	—
Gain on sale of assets	(0.02)	—	—	—	(0.08)
Workforce optimization effort	0.07	—	—	—	—
Goodwill impairment charge	—	—	—	0.09	—
Adjusted diluted earnings per share from continuing operations	$3.26	$2.89	$2.57	$2.39	$2.34

(B) Return on Equity

Return on equity from continuing operations has been calculated as net earnings from continuing operations divided by average total stockholders' equity. Our ROE for fiscal 2016 includes the gain on the sale of assets, the gain on the sale of AMD, and the charges related to our workforce optimization effort which did not significantly impact the ROE calculation. Our ROE for fiscal 2013 includes the impact of a goodwill impairment charge which decreased ROE by 0.6%. Our ROE for fiscal 2012 includes the impact from the sale of assets related to rights and obligations to resell a third-party expense management platform which increased ROE by 0.6%.

(C) Provision for Income Taxes

To calculate the provision for income taxes on non-GAAP adjustments to arrive at an Adjusted net earnings from continuing operations we use the marginal tax rate in effect during the quarter of the adjustment and then adjust for differences in the book vs. tax basis. The goodwill impairment charge in fiscal 2013 was non tax-deductible.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining, and retaining clients, and selling additional services to clients; the pricing of products and services; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or privacy breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors,” and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

EXECUTIVE OVERVIEW

We are one of the largest providers of cloud-based Human Capital Management ("HCM") solutions - including payroll, talent management, Human Resources and benefits administration, and time and attendance management - to employers around the world. As a leader in this industry, we are focused on driving product innovation, enhancing our distribution and service capabilities, and assisting our clients with their HCM needs in the face of ever increasing regulatory complexity.

Highlights from our 2016 fiscal year include:

•	New business bookings grew 12% from the year ended June 30, 2015 ("fiscal 2015")

•	Revenue grew 7%; 8% on a constant dollar basis

•	Pre-tax margin increased 20 basis points to 19.2%; Adjusted EBIT margin increased 60 basis points to 19.5%

•	Net earnings from continuing operations increased 8%; Adjusted net earnings from continuing operations grew 9%

•
Diluted earnings per share from continuing operations increased to $3.25 from $2.89 in the prior year; Adjusted diluted earnings per share from continuing operations increased to $3.26 from $2.89 in the prior year

•	Enhanced our capital structure by issuing $2 billion of senior notes

•	Continued our shareholder friendly actions by returning $1.2 billion via share repurchases and over $900 million via dividends, which increased on a per-share basis for the 41st consecutive year

•	Delivered nearly 10 million Form 1095-Cs to client employees to assist with the Affordable Care Act ("ACA") reporting requirements

During the year ended June 30, 2016 ("fiscal 2016"), we continued to focus on our global HCM strategy and our results reflect the strength of our underlying business model, our success in the market, and our focus on growth. This focus is evidenced by our investments in product innovation, service, and our sales force, as well as the disposition of the Advanced MD ("AMD") business.
Our focus on product innovation, the high demand for additional HCM solutions (including products that assist businesses in complying with the ACA), investments in and productivity of our salesforce, and continued positive economic growth in the United States of America ("U.S."), led our sales force to deliver strong new business bookings during fiscal 2016. Our sales force's ability to sell to new and existing clients as well as our implementation team's ability to implement new clients on our solutions and implement new services to existing clients drove solid revenue growth during fiscal 2016. In the second half of fiscal year 2016, we began to see a contribution to revenue growth from our ACA compliance solutions, as our upfront investments in selling and implementation of these products in late fiscal 2015 and throughout fiscal 2016 began to translate into recurring revenue.
This revenue growth was apparent within both of our business segments during fiscal 2016 despite pressure on Employer Services revenues from foreign currency translation. Revenue retention declined compared to fiscal 2015 primarily due to elevated losses on our legacy client platforms. This metric continues to be a point of internal focus as we upgrade our clients from legacy platforms to our new modern cloud-based solutions and focus on improving the client experience. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.
During the fourth quarter of fiscal 2016, we incurred a $48 million charge for a broad-based workforce optimization effort undertaken during the period. Additionally, in July 2016, we announced a multi-year service alignment initiative intended to align our client service operations with our platform simplification strategy. In connection with this service alignment initiative, we anticipate incurring pre-tax charges of $100 million to $125 million through the year ended June 30, 2018.
We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at June 30, 2016, with cash and cash equivalents and marketable securities of approximately $3.2 billion. Additionally, during fiscal 2016, we changed our capital structure via the issuance of $2 billion in senior notes, the proceeds of which we have begun to return to shareholders via share repurchases. The introduction of long-term debt to our capital structure and the anticipated share repurchases are intended to enhance total shareholder return over the longer term.
Fiscal 2016 was another exciting and dynamic year that showcased our agility as we continued to adapt to the evolving needs of our clients and the changing regulatory environment within our HCM industry as evidenced by our ability to respond to the challenges presented by the ACA.  We continue to be pleased with the success of our sales operations, our ability to continuously innovate and offer new and exciting products to our clients, and the ability of our service organization to adapt to these new services and strategic platforms.  Exiting fiscal 2016, we believe that our efforts during the fiscal year, in conjunction with our service alignment initiative announced in July, positions us well as we head into fiscal 2017.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Prior period amounts have been adjusted to exclude discontinued operations (refer to Note 2 of our Consolidated Financial Statements for additional information).

(In millions, except per share amounts)

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis
	2016	2015	2014	2016	2015	2016	2015

Total revenues from continuing operations	$11,667.8	$10,938.5	$10,226.4	7%	7%	8%	9%

Costs of revenues:
Operating expenses	6,025.0	5,625.3	5,290.8	7%	6%	9%	8%
Systems development and programming costs	603.7	595.4	551.2	1%	8%	4%	11%
Depreciation and amortization	211.6	206.9	199.0	2%	4%	5%	6%
Total costs of revenues	6,840.3	6,427.6	6,041.0	6%	6%	5%	8%

Selling, general and administrative costs	2,637.0	2,496.9	2,370.3	6%	5%	7%	7%
Interest expense	56.2	6.5	6.1	n/m	n/m	n/m	n/m
Total expenses	9,533.5	8,931.0	8,417.4	7%	6%	8%	8%

Other income, net	(100.4)	(63.2)	(70.2)	n/m	n/m	n/m	n/m

Earnings from continuing operations before income taxes	$2,234.7	$2,070.7	$1,879.2	8%	10%	9%	12%
Margin	19.2%	18.9%	18.4%

Provision for income taxes	$741.3	$694.2	$636.6	7%	9%	8%	11%
Effective tax rate	33.2%	33.5%	33.9%

Net earnings from continuing operations	$1,493.4	$1,376.5	$1,242.6	8%	11%	10%	12%

Diluted earnings per share ("EPS") from continuing operations	$3.25	$2.89	$2.57	12%	12%	13%	14%
n/m - not meaningful

Note 1. Non-GAAP measures

Within the tables above and below, we use the term "constant dollar basis" so that certain financial measures can be viewed without the impact of foreign currency fluctuations to facilitate period-to-period comparisons of business performance. The financial results on a "constant dollar basis" are determined by calculating the current year result using foreign exchange rates consistent with the prior year. We believe "constant dollar basis" provides information that isolates the actual growth of our operations. Our constant dollar results are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should not be considered in isolation from, as a substitute for, or superior to the U.S. GAAP measures presented.

The following table reconciles our reported results to adjusted results that exclude our provision for income taxes; certain interest amounts; the charges related to our workforce optimization effort; the gain on the sale of a building; and the gain on the sale of our AMD business in fiscal 2016. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the exclusion of these items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that these adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  Generally, the nature of these exclusions are for specific items that are not fundamental to our underlying business operations.  Specifically, we have excluded the impact of certain interest expense (as a result of the issuance of our $2.0 billion fixed-rate notes in September 2015 - refer to Note 8 of our Consolidated Financial Statements for additional information), and interest income from adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT") and have also excluded certain interest expense and certain interest income in prior years for comparability.  However, we continue to include the interest income earned on investments associated with our client funds investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model.  The amounts included as adjustments in the table below represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income." The charges related to our workforce optimization effort represent severance charges.  Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to a broad-based, company-wide workforce optimization effort. Since Adjusted EBIT, Adjusted provision for income taxes, Adjusted net earnings from continuing operations, Adjusted diluted earnings per share ("Adjusted diluted EPS") from continuing operations and Adjusted EBIT margin are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations and diluted EPS from continuing operations and they may not be comparable to similarly titled measures used by other companies.

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis
	2016	2015	2014	2016	2015	2016	2015
Net earnings from continuing operations	$1,493.4	$1,376.5	$1,242.6	8%	11%	10%	12%
Adjustments:
Provision for income taxes	741.3	694.2	636.6
All other interest expense	47.9	1.5	1.6
All other interest income	(13.6)	(10.7)	(10.5)
Gain on sale of AMD	(29.1)	—	—
Gain on sale of building	(13.9)	—	—
Workforce optimization effort	48.2	—	—
Adjusted EBIT	$2,274.2	$2,061.5	$1,870.3	10%	10%	11%	12%
Adjusted EBIT Margin	19.5%	18.8%	18.3%

Provision for income taxes	$741.3	$694.2	$636.6	7%	9%	8%	11%
Adjustments:
Gain on sale of AMD (a)	(7.3)	—	—
Gain on sale of building (b)	(5.3)	—	—
Workforce optimization effort (b)	16.4	—	—
Adjusted provision for income taxes	$745.1	$694.2	$636.6	7%	9%	8%	11%
Adjusted effective tax rate (c)	33.3%	33.5%	33.9%

Net earnings from continuing operations	$1,493.4	$1,376.5	$1,242.6	8%	11%	10%	12%
Adjustments:
Gain on sale of AMD	(29.1)	—	—
Gain on sale of building	(13.9)	—	—
Workforce optimization effort	48.2	—	—
Provision for income taxes on gain on sale of AMD (a)	7.3	—	—
Provision for income taxes on gain on sale of building (b)	5.3	—	—
Income tax benefit for workforce optimization effort (b)	(16.4)	—	—
Adjusted net earnings from continuing operations	$1,494.8	$1,376.5	$1,242.6	9%	11%	10%	12%

Diluted EPS from continuing operations	$3.25	$2.89	$2.57	12%	12%	13%	14%
Adjustments:
Gain on sale of AMD	(0.05)	—	—
Gain on sale of building	(0.02)	—	—
Workforce optimization effort	0.07	—	—
Adjusted diluted EPS from continuing operations	$3.26	$2.89	$2.57	13%	12%	14%	14%

(a) - The tax on the gain on the sale of the AMD business was calculated based on the marginal rate in effect during the quarter of the adjustment adjusted for a book vs. tax basis difference primarily due to a previously recorded non tax-deductible goodwill impairment charge.

(b) - The tax provision/benefit on the gain on the sale of the building and the workforce optimization effort was calculated based on the marginal rate in effect during the quarter of the adjustment.

(c) - The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings from continuing operations plus our Adjusted provision for income taxes.

Fiscal 2016 Compared to Fiscal 2015

Total Revenues

Our revenues, as reported, increased 7% in fiscal 2016, despite two percentage points of combined pressure from foreign currency translation and the disposition of the AMD business in September 2015, primarily due to new business started during the past twelve months from new business bookings growth. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization ("PEO") Services.

Total revenues in fiscal 2016 include interest on funds held for clients of $377.3 million, as compared to $377.7 million in fiscal 2015.  The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in the average interest rate earned in fiscal 2016, as compared to fiscal 2015, partially offset by the increase in our average client funds balances of 2.8% to $22,418.7 million in fiscal 2016.

Total Expenses

Our total expenses, as reported, increased 7% in fiscal 2016, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO services pass-through costs as well as an increase in selling and implementation expenses to support our growth in new business bookings as we experienced continued demand for additional HCM solutions, including products that assist businesses in complying with the ACA. Total expenses also increased due to increased costs to service our client base in support of our growing revenue, and an increase in severance expenses, primarily related to our workforce optimization effort. These increases were partially offset by the impact of foreign currency translation.

Operating expenses, as reported, increased 7% in fiscal 2016, as compared to fiscal 2015. PEO Services pass-through costs were $2,336.3 million for fiscal 2016, which included costs for benefits coverage of $1,906.0 million and costs for workers’ compensation and payment of state unemployment taxes of $430.3 million.  These pass-through costs were $2,015.9 million for fiscal 2015, which included costs for benefits coverage of $1,627.1 million and costs for workers’ compensation and payment of state unemployment taxes of $388.8 million. Additionally, operating expenses increased due to higher costs to implement and service our client base in support of our growing revenue, including products that assist with ACA compliance which contributed to our strong new business bookings over the past several quarters. These increases were partially offset by the impact of foreign currency translation.

Systems development and programming costs, as reported, increased 1% in fiscal 2016, when compared to the same period in the prior year, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects and the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 6% in fiscal 2016, as compared to fiscal 2015.  The increase was primarily related to an increase in selling expenses to support our growth in new business bookings as we experienced continued demand for our HCM products, particularly those that are designed to assist businesses in complying with the ACA. Selling, general and administrative expenses also increased due to $57.6 million of additional severance charges, of which $48.2 million relate to our workforce optimization effort, and a $10.7 million reversal of reserves in fiscal 2015 related to our former Dealer Services business financing arrangements which were sold to a third party. These increases were partially offset by the impact of foreign currency translation.

Other Income, net

(In millions)
Years ended June 30,	2016	2015	$ Change
Interest income on corporate funds	$(62.4)	$(56.9)	$5.5
Realized gains on available-for-sale securities	(5.1)	(6.8)	(1.7)
Realized losses on available-for-sale securities	10.1	1.9	(8.2)
Gain on sale of notes receivable	—	(1.4)	(1.4)
Gain on sale of AMD	(29.1)	—	29.1
Gain on sale of building	(13.9)	—	13.9
Other income, net	$(100.4)	$(63.2)	$37.2

Other income, net, increased $37.2 million in fiscal 2016, as compared to fiscal 2015. The increase was primarily due to the gain on the sale of the AMD business of $29.1 million and the gain on the sale of a building of $13.9 million.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 8% due to increases in revenues and expenses discussed above and includes an unfavorable impact from foreign currency translation of one percentage point. Overall margin increased from 18.9% in fiscal 2015 to 19.2% in fiscal 2016 due to the gain on the sale of the AMD business, the gain on the sale of the building and decreased selling expenses in the fourth quarter of fiscal 2016 as compared to fiscal 2015. These increases were offset by an increase in interest expense related to our September 2015 $2.0 billion senior note issuance, investments in implementation and operational resources to support our revenue growth, and the charges related to our workforce optimization effort.

Adjusted EBIT

Adjusted EBIT, which excludes certain interest amounts, the impact of the AMD business sale, the gain on the sale of a building and the charges related to our workforce optimization effort, increased 10% due to the increases in revenues and expenses discussed above. Overall Adjusted EBIT margin increased from 18.8% in fiscal 2015 to 19.5% in fiscal 2016 due to lower selling expenses in the fourth quarter of fiscal 2016 as compared to fiscal 2015, partially offset by investments in implementation and operational resources to support our revenue growth.

Provision for Income Taxes

The effective tax rate in fiscal 2016 and 2015 was 33.2% and 33.5%, respectively. The decrease in the effective tax rate was due to the usage of foreign tax credits in a repatriation of foreign earnings in fiscal 2016, partially offset by the resolution of certain tax matters in fiscal 2015.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the impact of the workforce optimization effort, sale of the AMD business, and a gain on the sale of a building, for fiscal 2016 and 2015 was 33.3% and 33.5%, respectively. The decrease in the Adjusted effective tax rate was due to the usage of foreign tax credits in a repatriation of foreign earnings in fiscal 2016, partially offset by the resolution of certain tax matters during fiscal 2015.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

Net earnings from continuing operations increased 8% on higher earnings from continuing operations before income taxes and a lower effective tax rate, as described above. Net earnings from continuing operations growth was unfavorably impacted one percentage point by foreign currency translation in fiscal 2016. Diluted EPS from continuing operations increased 12% to $3.25 in fiscal 2016, as compared to $2.89 in fiscal 2015. Diluted EPS growth was unfavorably impacted one percentage point due to foreign currency translation in fiscal 2016, as compared to fiscal 2015.

In fiscal 2016, our diluted EPS from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding, resulting from the repurchase of approximately 13.8 million shares in fiscal 2016 and 18.2 million shares in fiscal 2015, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted EPS from Continuing Operations

Adjusted net earnings from continuing operations increased 9% in fiscal 2016 due to the increase in revenues and expenses described above and the impact of the lower Adjusted effective tax rate when compared to fiscal 2015.

For fiscal 2016, our Adjusted diluted EPS from continuing operations reflects the increase in Adjusted net earnings from continuing operations and the impact of fewer shares outstanding as a result of the repurchase of 13.8 million shares during fiscal 2016 and the repurchase of 18.2 million shares in fiscal 2015, offset by shares issued under our employee benefit plans.

Fiscal 2015 Compared to Fiscal 2014

Total Revenues

Despite pressure from foreign currency translation, our total revenue increased 7% in fiscal 2015, as compared to the year ended June 30, 2014 ("fiscal 2014"), primarily due to new business started during the year from new business bookings growth. Refer to "Analysis of Reportable Segments" for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services. For fiscal 2015, total revenue was negatively impacted two percentage points by unfavorable foreign currency translation.

Total revenues in fiscal 2015 include interest on funds held for clients of $377.7 million, as compared to $373.4 million in fiscal 2014. The increase in the consolidated interest earned on funds held for clients resulted from an increase in our average client funds balance of 5% to $21.8 billion in fiscal 2015, partially offset by a decrease in the average interest rate earned to 1.7% in fiscal 2015, as compared to 1.8% in fiscal 2014. Total interest on funds held for clients was impacted one percentage point from unfavorable foreign currency translation.

Total Expenses

Total expenses increased 6% in fiscal 2015, as compared to fiscal 2014 primarily due to increased costs to service our expanding client base and support our growing revenue. Total expenses also increased due to additional investments in product innovation and expenses directly related to the increase in new business bookings. For fiscal 2015, our total expense growth decreased two percentage points from foreign currency translation.

Operating expenses include the costs directly attributable to servicing our clients. Additionally, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $2,015.9 million for fiscal 2015, which included costs for benefits coverage of $1,627.1 million and costs for workers’ compensation and payment of state unemployment taxes of $388.8 million. These pass-through costs were $1,736.0 million for fiscal 2014, which included costs for benefits coverage of $1,383.3 million and costs for workers’ compensation and payment of state unemployment taxes of $352.7 million.

Systems development and programming costs increased $44.2 million, in fiscal 2015, as compared to fiscal 2014, due to increased costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased $126.6 million, due to an increase in selling expenses to support our growth in new business bookings as we experienced traction from our increased focus on product development, high demand for additional HCM solutions, including products that assist businesses in complying with the ACA, improved productivity, and an improving economic backdrop in the U.S., partially offset by the impact of foreign currency translation.

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

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 10% due to increases in revenue and expenses discussed above and includes an unfavorable impact from foreign currency translation of one percentage point. Overall margin increased from 18.4% in fiscal 2014 to 18.9% in fiscal 2015. This increase was due to our operating costs related to servicing our clients increasing slower than our revenues, partially offset by the impact of higher selling expenses to support our new business bookings.

Adjusted EBIT

Adjusted EBIT, which excludes certain interest amounts, increased 10% due to the increases in revenues and expenses discussed above. Overall Adjusted EBIT margin increased to 18.8% in fiscal 2015 from 18.3% in fiscal 2014 due to our operating costs related to servicing our clients increasing slower than our revenues, partially offset by the impact of higher selling expenses to support our new business bookings.

Provision for Income Taxes

The effective tax rates in fiscal 2015 and 2014 were 33.5% and 33.9%, respectively. The decrease in the effective tax rate was due to adjustments to the tax liability, the usage of foreign tax credits in a planned repatriation of foreign earnings, and a change in tax law during fiscal 2015, partially offset by the resolution of certain tax matters during fiscal 2014.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

Net earnings from continuing operations increased 11%, on higher earnings from continuing operations before income taxes and a lower effective tax rate as described above. Net earnings from continuing operations growth was unfavorably impacted one percentage point by foreign currency translation in fiscal 2015, as compared to fiscal 2014.

In fiscal 2015, our diluted EPS from continuing operations reflects the increase in net earnings from continuing operations and the impact of fewer shares outstanding resulting from the repurchase of approximately 18.2 million shares in fiscal 2015 and 9.0 million shares in fiscal 2014, partially offset by the issuance of shares under our stock-based compensation programs.

ANALYSIS OF REPORTABLE SEGMENTS

Revenues from Continuing Operations

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis
	2016	2015	2014	2016	2015	2016	2015
Employer Services	$9,211.9	$8,815.1	$8,437.6	5%	4%	6%	7%
PEO Services	3,073.1	2,647.2	2,270.9	16%	17%	16%	17%
Other	1.9	69.8	67.5	n/m	n/m	n/m	n/m
Reconciling item:
Client fund interest	(619.1)	(593.6)	(549.6)	n/m	n/m	n/m	n/m
	$11,667.8	$10,938.5	$10,226.4	7%	7%	8%	9%

Earnings from Continuing Operations before Income Taxes

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis
	2016	2015	2014	2016	2015	2016	2015
Employer Services	$2,867.9	$2,693.0	$2,521.2	6%	7%	7%	8%
PEO Services	371.7	302.8	233.6	23%	30%	23%	30%
Other	(385.8)	(331.5)	(326.0)	n/m	n/m	n/m	n/m
Reconciling item:
Client fund interest	(619.1)	(593.6)	(549.6)	n/m	n/m	n/m	n/m
	$2,234.7	$2,070.7	$1,879.2	8%	10%	9%	12%

Employer Services

Fiscal 2016 Compared to Fiscal 2015

Revenues

Employer Services' revenues, as reported, increased 5% in fiscal 2016, as compared to fiscal 2015, despite a negative impact of one percentage point from foreign currency translation. Revenues increased due to new business started from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our U.S. pays per control increased 2.5% in fiscal 2016 as compared to fiscal 2015.  These increases were partially offset by the impact of client losses and foreign currency translation. Our worldwide client revenue retention rate for fiscal 2016 decreased 100 basis points to 90.5% as compared to our rate for fiscal 2015 primarily due to elevated losses on our legacy platforms.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 6% in fiscal 2016, as compared to fiscal 2015.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $221.9 million.  The increase in expenses is related to increased costs of servicing our clients, as well as increased selling and implementation expenses due to new business bookings and associated implementation costs, including an increase in costs related to assisting our clients with ACA compliance. These increases were partially offset by the impact of foreign currency translation.

Employer Services' overall margin increased from 30.5% to 31.1% for fiscal 2016, as compared to fiscal 2015. This increase is due to lower selling expenses in the fourth quarter of fiscal 2016 as compared to fiscal 2015 as well as an increase of 30 basis points from foreign currency translation, partially offset by investments in implementation and operational resources to support our revenue growth.

Fiscal 2015 Compared to Fiscal 2014

Revenues from continuing operations

Employer Services' revenues from continuing operations increased 4% due to new business started during the year from new business bookings growth, an increase in the number of employees on our clients payrolls, and the impact of price increases. During fiscal 2015, Employer Services' revenue growth was negatively impacted two percentage points by unfavorable foreign currency translation. Our worldwide client revenue retention rate remained at a record level of 91.4% in fiscal 2015 when compared to fiscal 2014 and our U.S. pays per control increased 3.0% in fiscal 2015.

Earnings from Continuing Operations before Income Taxes

Employer Services' earnings from continuing operations before income taxes increased 7% due to the increase in revenues from continuing operations of $377.5 million discussed above, partially offset by an increase in expenses of $205.7 million.  This growth includes an unfavorable impact from foreign currency translation of one percentage point. Expenses increased in fiscal 2015, as compared to fiscal 2014, due to labor related costs to support our growing revenues and an increase in selling expenses as we experienced traction from our increased focus on product development, high demand for additional HCM solutions, including products that assist businesses in complying with the ACA, improved productivity, and an improving economic backdrop in the U.S. Overall margin increased approximately 60 basis points from 29.9% to 30.5% in fiscal 2015, as compared to fiscal 2014, due to our operating costs related to servicing our clients increasing at a slower rate than our revenues partially offset by an increase in selling expense due to higher new business bookings.

PEO Services

Fiscal 2016 Compared to Fiscal 2015

Revenues

PEO Services' revenues as reported increased 16% in fiscal 2016, as compared to fiscal 2015. Such revenues include pass-through costs of $2,336.3 million for fiscal 2016 and $2,015.9 million for fiscal 2015 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 13% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients, as well as higher client participation and higher benefit pass-through costs in our PEO benefit offerings.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased 23% in fiscal 2016, as compared to fiscal 2015. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $357.0 million. This increase in expenses is primarily related to an increase in pass-through costs of $320.4 million described above. Overall margin increased from 11.4% to 12.1% for fiscal 2016, as compared to fiscal 2015, due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues, and sales efficiencies.

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

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes increased 30% in fiscal 2015, as compared to fiscal 2014. The increase was due to increased revenues of $376.3 million discussed above, partially offset by an increase in expenses of $307.1 million. This increase in expenses is primarily related to the increase in pass-through costs of $279.9 million described above. Overall margin increased from 10.3% to 11.4% for fiscal 2015, as compared to fiscal 2014, due to sales productivity and increased operating efficiencies, as our costs related to acquiring new business and servicing our clients increased slower than our revenues.

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

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  For the fiscal years 2013 to 2017, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2016, ADP Indemnity paid a premium of $202.0 million to cover substantially all losses incurred by ADP Indemnity for the fiscal 2016 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. ADP Indemnity paid a premium of $221.0 million in July 2016 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the year ended June 30, 2017 ("fiscal 2017") policy year on terms substantially similar to the fiscal 2016 reinsurance policy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations together with our $9.25 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividend, share repurchases, and capital expenditures.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements together with our $9.25 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see Quantitative and Qualitative Disclosures about Market Risk for a further discussion of the risks of our client funds investment strategy. See Note 7 of our consolidated financial statements for a description of our short-term financing including commercial paper.

As of June 30, 2016, cash and short-term marketable securities were $3,214.6 million, which were primarily invested in time deposits, money market funds and asset-backed commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the years ended 2016, 2015, and 2014, are summarized as follows:

(In millions)	Years ended June 30,			$ Change
	2016	2015	2014	2016	2015
Cash provided by (used in):
Operating activities	$1,859.9	$1,905.6	$1,821.4	$(45.7)	$84.2
Investing activities	(9,087.2)	(3,760.3)	813.3	(5,326.9)	(4,573.6)
Financing activities	8,790.1	1,616.7	(2,358.2)	7,173.4	3,974.9
Effect of exchange rate changes on cash and cash equivalents	(11.0)	(106.3)	8.0	95.3	(114.3)
Net change in cash and cash equivalents	$1,551.8	$(344.3)	$284.5	$1,896.1	$(628.8)

Fiscal 2016 Compared to Fiscal 2015

Net cash flows provided by operating activities decreased due to $226.7 million received from the sale of notes receivable related to Dealer Services financing arrangements during fiscal 2015.

Net cash flows used in investing activities increased due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $5,257.6 million and the receipt of the CDK Global, Inc.("CDK") dividend during fiscal 2015, partially offset by the timing of purchases of and proceeds from corporate and client funds marketable securities of $545.7 million.

Net cash flows provided by financing activities increased due to the net increase in client funds obligations of $2,728.9 million, as a result of the timing of cash received and payments made related to client funds, proceeds from our $2.0 billion September 2015 debt issuance, a decrease in our repurchases of common stock, and the timing of borrowings and repayments of commercial paper. We purchased approximately 13.8 million shares of our common stock at an average price per share of $82.88 during fiscal 2016 as compared to purchases of 18.2 million shares at an average price per share of $85.28 during fiscal 2015. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Fiscal 2015 Compared to Fiscal 2014

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

Capital Resources and Client Fund Obligations

In September 2015, we issued $2.0 billion of senior unsecured notes with maturity dates in 2020 and 2025. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 8 of our consolidated financial statements for a description of our long-term financing including this fiscal 2016 debt issuance.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. During the majority of fiscal 2016, this commercial paper program provided for the issuance of up to $8.25 billion in aggregate maturity value and in June 2016, we increased our commercial paper program to

$9.25 billion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days.  For fiscal 2016, our average daily borrowings were $2.7 billion at a weighted average interest rate of 0.3%. The weighted average maturity of the Company’s commercial paper during fiscal 2016 was approximately two days.  At June 30, 2016 and 2015, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2016 and 2015, there were no outstanding obligations related to the reverse repurchase agreements. For fiscal 2016 and 2015, we had average outstanding balances under reverse repurchase agreements of $341.0 million and $421.2 million, respectively, at weighted average interest rates of 0.4%. See Note 4 of our consolidated financial statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.25 billion, 364-day credit agreement with a group of lenders that matures in June 2017 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2020 and June 2021, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through June 30, 2016 under the credit agreements. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.25 billion available to us under the revolving credit agreements. See Note 7 of our consolidated financial statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, equipment lease, rate reduction, and other asset-backed securities, secured predominately by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 4 of our consolidated financial statements for a description of our corporate investments and funds held for clients.

Capital expenditures for continuing operations for fiscal 2016 were $165.7 million, as compared to $171.2 million for fiscal 2015. We expect capital expenditures in fiscal 2017 to be about $250 million.

Contractual Obligations

    The following table provides a summary of our contractual obligations with a future life of greater than one year at June 30, 2016.

(In millions)	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Unknown	Total

Debt Obligations (1)	$58.2	$121.9	$1,105.3	$1,158.8	$—	$2,444.2
Operating Lease and Software License Obligations (2)	$106.2	$185.0	$99.1	$100.8	$—	$491.1
Purchase Obligations (3)	$331.1	$199.7	$94.4	$—	$—	$625.2
Obligations Related to Unrecognized Tax Benefits (4)	$—	$—	$—	$—	$27.4	$27.4
Other Long-Term Liabilities Reflected on our Consolidated Balance Sheets:
Compensation and Benefits (5)	$3.5	$231.2	$121.8	$262.7	$91.4	$710.6
Total	$499.0	$737.8	$1,420.6	$1,522.3	$118.8	$4,298.5

(1)	These amounts represent the principal and interest payments of our debt.

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

(3)
Purchase obligations are comprised of a $221.0 million reinsurance premium with Chubb for the fiscal 2017 policy year, as well as obligations related to purchase and maintenance agreements on our software, equipment, and other assets.

(4)	We are unable to make reasonably reliable estimates as to the period in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)
Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.  These amounts exclude the estimated contributions to our defined benefit plans, which are expected to be $11.0 million in fiscal 2017.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2016, the obligations relating to these matters, which are expected to be paid in fiscal 2017, total $33,331.8 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $33,841.2 million of cash and cash equivalents and marketable securities that have been impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2016.

Separately, ADP Indemnity paid a premium of $221.0 million in July 2016 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2017 policy year on terms substantially similar to the fiscal 2016 reinsurance policy. At June 30, 2016, ADP Indemnity had total assets of $456.2 million to satisfy the actuarially estimated unpaid losses of $416.5 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $8.3 million and $26.0 million, net of insurance recoveries, in fiscal 2016 and 2015, respectively. Refer to the "Analysis of Reportable Segments - Other" above for additional information regarding ADP Indemnity.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.25 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 ("P-1") by Moody’s, the highest possible credit ratings), ability to engage in reverse repurchase agreements and available borrowings under our $9.25 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

(In millions)
Years ended June 30,	2016	2015	2014
Average investment balances at cost:
Corporate investments	$5,610.1	$4,560.4	$4,072.4
Funds held for clients	22,418.7	21,798.4	20,726.5
Total	$28,028.8	$26,358.8	$24,798.9

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.1%	1.3%	1.4%
Funds held for clients	1.7%	1.7%	1.8%
Total	1.6%	1.7%	1.7%

Realized gains on available-for-sale securities	$(5.1)	$(6.8)	$(20.4)
Realized losses on available-for-sale securities	10.1	1.9	3.9
Net realized losses/(gains) on available-for-sale securities	$5.0	$(4.9)	$(16.5)

As of June 30:

Net unrealized pre-tax gains on available-for-sale securities	$510.2	$216.5	$324.4

Total available-for-sale securities at fair value	$21,605.0	$20,873.8	$20,156.5

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rate earned on our entire portfolio declined to 1.6% for fiscal 2016, as compared to 1.7% for fiscal 2015.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $13 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2017.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2017.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, DBRS. Approximately 80% of our available-for-sale securities held a AAA or AA rating at June 30, 2016.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We experienced pressure from foreign currency translation on our revenue and earnings from continuing operations before income taxes in fiscal 2015 and the first three quarters of fiscal 2016. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at June 30, 2016 or 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, New Accounting Pronouncements, of Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below.

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

PEO provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. Amounts collected from PEO worksite employers include payroll, fees for benefits, and an administrative fee that also includes payroll taxes, fees for workers’ compensation and state unemployment taxes.

The payroll and payroll taxes collected from the worksite employers is presented in revenue net, as the Company is not the primary obligor with respect to this aspect of the PEO arrangement. With respect to the payroll and payroll taxes, the worksite employer is the primary obligor, has latitude in establishing price, selects suppliers, and determines the service specifications.

The fees collected from the worksite employers for benefits, workers’ compensation and state unemployment taxes are presented in revenues and the associated costs of benefits, workers’ compensation and state unemployment taxes are included in operating expenses, as the Company acts as a principal with respect to this aspect of the arrangement. With respect to the fees for benefits, workers’ compensation and state unemployment taxes, the Company is the primary obligor, has latitude in establishing price, selects suppliers, determines the service specifications and is liable for credit risk.

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

Goodwill. We account for goodwill in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other," which requires that goodwill be tested for impairment annually whenever events or changes in circumstances indicate the carrying value may not be recoverable. According to ASC 350, we can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or can directly perform the two-step impairment test. Based on a qualitative assessment, if it is determined that the fair value of a reporting unit is more likely than not less than its carrying amount, the two-step impairment test prescribed by ASC 350 would be performed.

Our annual goodwill impairment assessment as of June 30, 2016 was performed using a qualitative approach. The qualitative assessment considered industry and market considerations for any deterioration in the environment in which we operate, the competitive environment, a decline (both absolute and relative to peers) in market-dependent multiples or metrics, any changes in the market for our services, and regulatory and political development. Additionally, we assessed financial performance by reporting unit and considered cost factors, such as labor or other costs, that would have a negative effect on results. The annual goodwill impairment assessments performed for fiscal 2016 have indicated that it is more likely than not that the fair value of our reporting units is substantially in excess of carrying value and not at risk of failing step one of the quantitative goodwill impairment test. Based on our qualitative assessment, the Company has determined that goodwill is not impaired.

Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not” assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements. As of June 30, 2016 and 2015, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $27.4 million and $27.1 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings up to $2 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related statements of consolidated earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 5, 2016

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2016	2015	2014

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$8,234.0	$7,928.3	$7,595.4
Interest on funds held for clients	377.3	377.7	373.4
PEO revenues (A)	3,056.5	2,632.5	2,257.6
TOTAL REVENUES	11,667.8	10,938.5	10,226.4

EXPENSES:
Costs of revenues:
Operating expenses	6,025.0	5,625.3	5,290.8
Systems development and programming costs	603.7	595.4	551.2
Depreciation and amortization	211.6	206.9	199.0
TOTAL COSTS OF REVENUES	6,840.3	6,427.6	6,041.0

Selling, general, and administrative expenses	2,637.0	2,496.9	2,370.3
Interest expense	56.2	6.5	6.1
TOTAL EXPENSES	9,533.5	8,931.0	8,417.4

Other income, net	(100.4)	(63.2)	(70.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,234.7	2,070.7	1,879.2

Provision for income taxes	741.3	694.2	636.6
NET EARNINGS FROM CONTINUING OPERATIONS	$1,493.4	$1,376.5	$1,242.6

(LOSSES)/EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(1.4)	171.5	414.9
(Benefit)/provision for income taxes	(0.5)	95.5	141.6
NET (LOSS)/EARNINGS FROM DISCONTINUED OPERATIONS	$(0.9)	$76.0	$273.3

NET EARNINGS	$1,492.5	$1,452.5	$1,515.9

Basic Earnings Per Share from Continuing Operations	$3.27	$2.91	$2.59
Basic Earnings Per Share from Discontinued Operations	—	0.16	0.57
BASIC EARNINGS PER SHARE	$3.27	$3.07	$3.17

Diluted Earnings Per Share from Continuing Operations	$3.25	$2.89	$2.57
Diluted Earnings Per Share from Discontinued Operations	—	0.16	0.57
DILUTED EARNINGS PER SHARE	$3.25	$3.05	$3.14

Basic weighted average shares outstanding	457.0	472.6	478.9
Diluted weighted average shares outstanding	459.1	475.8	483.1

(A) For the years ended June 30, 2016 ("fiscal 2016"), June 30, 2015 ("fiscal 2015"), and June 30, 2014 ("fiscal 2014") Professional Employer Organization ("PEO") revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $30,928.6 million, $26,674.1 million, and $23,192.2 million, respectively.

See notes to the consolidated financial statements.

Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2016	2015	2014

Net earnings	$1,492.5	$1,452.5	$1,515.9

Other comprehensive income:
Currency translation adjustments	(25.5)	(239.6)	59.9

Unrealized net gains/(losses) on available-for-sale securities	288.8	(103.0)	53.5
Tax effect	(102.2)	38.6	(18.2)
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	5.0	(4.9)	(16.5)
Tax effect	(1.7)	1.6	6.1

Pension net (losses)/gains arising during the period	(199.4)	(87.4)	102.8
Tax effect	72.9	32.7	(39.7)
Reclassification of pension liability adjustment to net earnings	12.0	17.9	20.7
Tax effect	(4.4)	(6.5)	(5.8)

Other comprehensive income/(loss), net of tax	45.5	(350.6)	162.8
Comprehensive income	$1,538.0	$1,101.9	$1,678.7

See notes to the consolidated financial statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,191.1	$1,639.3
Short-term marketable securities	23.5	26.6
Accounts receivable, net of allowance for doubtful accounts of $38.1 and $35.5, respectively	1,742.8	1,546.9
Other current assets	701.8	731.1
Total current assets before funds held for clients	5,659.2	3,943.9
Funds held for clients	33,841.2	24,865.3
Total current assets	39,500.4	28,809.2
Long-term marketable securities	7.8	28.9
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.6, respectively	27.1	32.2
Property, plant and equipment, net	685.0	672.7
Other assets	1,233.5	1,270.8
Goodwill	1,682.0	1,793.5
Intangible assets, net	534.2	503.2
Total assets	$43,670.0	$33,110.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$152.3	$194.5
Accrued expenses and other current liabilities	1,246.8	1,159.2
Accrued payroll and payroll-related expenses	616.7	627.3
Dividends payable	238.4	226.4
Short-term deferred revenues	233.2	228.6
Income taxes payable	28.2	27.2
Total current liabilities before client funds obligations	2,515.6	2,463.2
Client funds obligations	33,331.8	24,650.5
Total current liabilities	35,847.4	27,113.7
Long-term debt	2,007.7	9.2
Other liabilities	701.1	644.3
Deferred income taxes	251.1	172.1
Long-term deferred revenues	381.1	362.7
Total liabilities	39,188.4	28,302.0

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at June 30, 2016 and 2015, outstanding, 455.7 and 466.4 shares at June 30, 2016 and 2015, respectively	63.9	63.9
Capital in excess of par value	768.1	663.3
Retained earnings	14,003.3	13,460.3
Treasury stock - at cost: 183.0 and 172.3 shares at June 30, 2016 and June 30, 2015, respectively	(10,138.6)	(9,118.4)
Accumulated other comprehensive loss	(215.1)	(260.6)
Total stockholders’ equity	4,481.6	4,808.5
Total liabilities and stockholders’ equity	$43,670.0	$33,110.5

See notes to the consolidated financial statements.

Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	Shares	Amount

Balance at June 30, 2013	638.7	$63.9	$456.9	$13,020.3	$(7,366.6)	$15.4
Net earnings	—	—	—	1,515.9	—	—
Other comprehensive income	—	—	—	—	—	162.8
Stock-based compensation expense	—	—	110.3	—	—	—
Issuances relating to stock compensation plans	—	—	(78.6)	—	314.5	—
Tax benefits from stock compensation plans	—	—	56.6	—	—	—
Treasury stock acquired (9.0 shares)	—	—	—	—	(697.9)	—
Dividends ($1.88 per share)	—	—	—	(903.3)	—	—

Balance at June 30, 2014	638.7	$63.9	$545.2	$13,632.9	$(7,750.0)	$178.2
Net earnings	—	—	—	1,452.5	—	—
Other comprehensive (loss)	—	—	—	—	—	(350.6)
Stock-based compensation expense	—	—	112.8	—	—	—
Issuances relating to stock compensation plans	—	—	(67.8)	—	243.0	—
Tax benefits from stock compensation plans	—	—	73.1	—	—	—
Treasury stock acquired (18.2 shares)	—	—	—	—	(1,611.4)	—
Spin-off of CDK Global, Inc.	—	—	—	(1,523.0)	—	(88.2)
Dividend from CDK Global, Inc.	—	—	—	825.0	—	—
Dividends ($1.95 per share)	—	—	—	(927.1)	—	—

Balance at June 30, 2015	638.7	$63.9	$663.3	$13,460.3	$(9,118.4)	$(260.6)
Net earnings	—	—	—	1,492.5	—	—
Other comprehensive income	—	—	—	—	—	45.5
Stock-based compensation expense	—	—	117.2	—	—	—
Issuances relating to stock compensation plans	—	—	(47.5)	—	182.5	—
Tax benefits from stock compensation plans	—	—	35.1	—	—	—
Treasury stock acquired (13.8 shares)	—	—	—	—	(1,202.7)	—
Other	—	—	—	6.2	—	—
Dividends ($2.08 per share)	—	—	—	(955.7)	—	—
Balance at June 30, 2016	638.7	$63.9	$768.1	$14,003.3	$(10,138.6)	$(215.1)

See notes to the consolidated financial statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2016	2015	2014
Cash Flows from Operating Activities:
Net earnings	$1,492.5	$1,452.5	$1,515.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	288.6	277.9	266.6
Deferred income taxes	0.7	(15.3)	(37.9)
Stock-based compensation expense	137.6	143.2	117.1
Excess tax benefit related to exercise of stock options and restricted stock	(37.4)	(68.4)	(49.9)
Net pension expense	17.7	17.6	24.3
Net realized loss / (gain) from the sales of marketable securities	5.0	(4.9)	(16.5)
Net amortization of premiums and accretion of discounts on available-for-sale securities	94.1	100.3	94.4
Gain on sale of building	(13.9)	—	—
Gain on sale of divested businesses, net of tax	(21.8)	(78.4)	(10.5)
Other	25.7	6.7	17.0
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(224.6)	(175.1)	(170.7)
Increase in other assets	(108.9)	(109.1)	(246.2)
(Decrease) / increase in accounts payable	(15.9)	13.1	9.6
Increase in accrued expenses and other liabilities	220.5	122.1	263.8
Proceeds from the sale of notes receivable	—	226.7	—
Operating activities of discontinued operations	—	(3.3)	44.4
Net cash flows provided by operating activities	1,859.9	1,905.6	1,821.4

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(5,876.3)	(5,047.6)	(3,414.9)
Proceeds from the sales and maturities of corporate and client funds marketable securities	5,215.4	3,841.0	2,059.5
Net (increase) / decrease in restricted cash and cash equivalents held to satisfy client funds obligations	(8,218.2)	(2,960.6)	2,537.8
Capital expenditures	(168.5)	(158.8)	(159.8)
Additions to intangibles	(217.5)	(176.7)	(143.6)
Acquisitions of businesses, net of cash acquired	—	(8.1)	—
Proceeds from the sale of property, plant, and equipment and other assets	15.7	23.6	0.4
Dividend received from CDK Global, Inc.	—	825.0	—
Cash retained by CDK Global, Inc.	—	(180.0)	—
Proceeds from the sale of divested businesses	162.2	98.6	24.4
Investing activities of discontinued operations	—	(16.7)	(90.5)
Net cash flows (used in) / provided by investing activities	(9,087.2)	(3,760.3)	813.3

Cash Flows from Financing Activities:
Net increase / (decrease) in client funds obligations	8,803.3	6,074.4	(2,989.5)
Proceeds from debt issuance	1,998.3	—	—
Payments of debt	(1.5)	(2.3)	(3.3)
Repurchases of common stock	(1,155.7)	(1,557.2)	(667.3)
Proceeds from stock purchase plan and exercises of stock options	75.3	109.1	194.2
Excess tax benefit related to exercise of stock options and restricted stock	37.4	68.4	49.9
Dividends paid	(943.6)	(927.6)	(883.1)
Net repayments from reverse repurchase agreements	—	—	(245.9)
Net (repayments) / proceeds from issuance of commercial paper	—	(2,173.0)	2,173.0
Other	(23.4)	23.4	(1.1)
Financing activities of discontinued operations	—	1.5	14.9
Net cash flows provided by / (used in) financing activities	8,790.1	1,616.7	(2,358.2)

Effect of exchange rate changes on cash and cash equivalents	(11.0)	(106.3)	8.0

Net change in cash and cash equivalents	1,551.8	(344.3)	284.5

Cash and cash equivalents, beginning of period	1,639.3	1,983.6	1,699.1
Cash and cash equivalents, end of period	3,191.1	1,639.3	1,983.6
Less cash and cash equivalents of discontinued operations, end of period	—	—	399.6
Cash and cash equivalents of continuing operations, end of period	$3,191.1	$1,639.3	$1,584.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$37.5	$5.7	$5.5
Cash paid for income taxes, net of income tax refunds	$651.6	$773.3	$821.5

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for all businesses that qualify as a discontinued operation (see Note 2). The Financial Data by Segment and Geographic Area (Note 13) has also been adjusted to reflect the historical results of AdvancedMD ("AMD") within the Other segment.

B. Description of Business. The Company is a provider of cloud-based Human Capital Management ("HCM") solutions. The Company classifies its operations into the following two reportable segments: Employer Services and Professional Employer Organization (“PEO”) Services. The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, certain charges and expenses that have not been allocated to the reportable segments, such as stock-based compensation expense, and beginning in the first quarter of fiscal 2016, the historical results of the AMD business, which was previously reported in the Employer Services segment. This change did not significantly affect reportable segment results and is consistent with the way the chief operating decision maker assesses the performance of the reportable segments. Prior to October 1, 2014, the Company had a third reportable segment, Dealer Services. Refer to Note 2 for further information.

C. Revenue Recognition. Revenues are primarily attributable to fees for providing services (e.g., Employer Services' payroll processing fees), investment income on payroll funds, payroll tax filing funds, other Employer Services' client-related funds, and fees charged to implement clients on the Company's solutions. The Company enters into agreements for a fixed fee per transaction (e.g., number of payees or number of payrolls processed). Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured.

PEO provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. Amounts collected from PEO worksite employers include payroll, fees for benefits, and an administrative fee that also includes payroll taxes, fees for workers’ compensation and state unemployment taxes.

The payroll and payroll taxes collected from the worksite employers is presented in revenue net, as the Company is not the primary obligor with respect to this aspect of the PEO arrangement. With respect to the payroll and payroll taxes, the worksite employer is the primary obligor, has latitude in establishing price, selects suppliers, and determines the service specifications.

The fees collected from the worksite employers for benefits, workers’ compensation and state unemployment taxes are presented in revenues and the associated costs of benefits, workers’ compensation and state unemployment taxes are included in operating expenses, as the Company acts as a principal with respect to this aspect of the arrangement. With respect to the fees for benefits, workers’ compensation and state unemployment taxes, the Company is the primary obligor, has latitude in establishing price, selects suppliers, determines the service specifications and is liable for credit risk.

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
F. Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date and is based upon the Company’s principal, or most advantageous, market for a specific asset or liability.

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

The Company's corporate investments and funds held for clients (see Note 4) and its long term debt are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses various pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model of the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities, as well as the mortgage-backed securities that are included within Other securities in Note 4, the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes Municipal Market Data benchmark yield curves as additional inputs to the model. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company has no available-for-sale securities included in Level 1 and Level 3.

In September 2015, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the "Notes"). The Notes are valued utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service.

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

The Company has obligations under various facilities, equipment leases, and software license agreements. The Company assesses whether these arrangements meet the criteria for capital leases by determining whether the agreement transfers ownership of the asset, whether the lease includes a bargain purchase option, whether the lease term is for greater than 75% of the asset's useful life, or whether the minimum lease payments exceed 90% of the leased equipment's fair market value. All of the Company's leases are classified as operating leases. Total expense under these operating lease agreements was approximately $271.3 million, $237.9 million, and $227.4 million in fiscal 2016, 2015, and 2014, respectively.

I. Goodwill. The Company accounts for goodwill in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other," which requires that goodwill be tested for impairment annually whenever events or changes in circumstances indicate the carrying value may not be recoverable. According to ASC 350, the Company can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or can directly perform the two-step impairment test. Based on a qualitative assessment, if it is determined that the fair value of a reporting unit is more likely than not less than its carrying amount, the two-step impairment test prescribed by ASC 350 would be performed.

The Company's annual goodwill impairment assessment as of June 30, 2016 was performed using a qualitative approach. The qualitative assessment considered industry and market considerations for any deterioration in the environment in which the Company operates, the competitive environment, a decline (both absolute and relative to peers) in market-dependent multiples or metrics, any changes in the market for the Company's products and services, and regulatory and political developments. Additionally, the Company assessed financial performance by reporting unit and considered cost factors, such as labor or other costs, that would have a negative effect on results. Based on the qualitative assessment, the Company has determined that goodwill is not impaired.

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
K. Foreign Currency. The net assets of the Company's foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation are included in accumulated other comprehensive income on the Consolidated Balance Sheets. Currency transaction gains or losses, which are included in the results of operations, are not significant for all periods presented.

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

M. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2016
Net earnings from continuing operations	$1,493.4			$1,493.4
Weighted average shares (in millions)	457.0	0.8	1.3	459.1
EPS from continuing operations	$3.27			$3.25

2015
Net earnings from continuing operations	$1,376.5			$1,376.5
Weighted average shares (in millions)	472.6	1.6	1.6	475.8
EPS from continuing operations	$2.91			$2.89

2014
Net earnings from continuing operations	$1,242.6			$1,242.6
Weighted average shares (in millions)	478.9	2.7	1.5	483.1
EPS from continuing operations	$2.59			$2.57

Options to purchase 1.8 million, 0.4 million, and 1.5 million shares of common stock for fiscal 2016, fiscal 2015, and fiscal 2014, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

P. Acquisitions. Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Statements of Consolidated Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analysis. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The Company did not acquire any businesses during fiscal 2016 or fiscal 2014. The Company acquired one business during fiscal 2015 for approximately $10.1 million, net of cash acquired. The acquisition was not material to the Company's operations, financial position, or cash flows. Purchase accounting has been finalized for all acquisitions completed to date.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2016 and 2015, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $27.4 million and $27.1 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings by up to $2 million. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

R. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. For the fiscal years 2013 to 2016, as well as in July 2016 for the year ended June 30, 2017 ("fiscal 2017") policy year, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote.

S. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

In fiscal 2016, the Company prospectively adopted Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." The update simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets, including valuation allowances, be classified as noncurrent in the consolidated balance sheets. ASU 2015-17 did not have a material impact on the Company’s consolidated statement of financial condition and had no impact on the Company's consolidated results of operations or cash flows. Prior periods were not retrospectively adjusted.

In fiscal 2016, the Company prospectively adopted ASU 2015-16, "Simplifying the Accounting for Measurement Period Adjustments." The update eliminates the need to retrospectively adjust prior period information in the financial statements for acquisition adjustments to goodwill during the measurement period. The adoption had no impact on the Company's consolidated results of operations, financial condition, or cash flows as presented, however, the future impact of ASU 2015-16 will be dependent on future acquisitions, if any.

In fiscal 2016, the Company retrospectively adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Debt issuance costs have been presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability. ASU 2015-03 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In fiscal 2016, the Company prospectively adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as a discontinued operation. Per the criteria of ASU 2014-08, the Company did not classify the sale of AMD as a discontinued operation. The businesses classified as a discontinued operation prior to June 30, 2015 continue to be classified as a discontinued operation (see Note 3).

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In March 2016, FASB issued ASU 2016-09 "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718)." Under this standard, among other changes, income tax benefits and deficiencies with respect to stock-based compensation will be recognized as income tax expense or benefit in the income statement, excess tax benefits will be classified as an operating activity on the statement of cash flows and stock-based compensation awards can qualify as equity awards even if the entity permits tax withholdings greater than the statutory minimum. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted.  The adoption of ASU 2016-09 is expected to impact the Company's provision for income taxes on its Statements of Consolidated Earnings and its operating and financing cash flows on its Statements of Consolidated Cash Flows. The magnitude of such impacts are dependent upon the Company's future grants of stock-based compensation, the Company's stock price in relation to the fair value of awards on grant date, and the exercise behavior of the Company's equity compensation holders.

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

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The update provides guidance on whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company intends to prospectively adopt ASU 2015-05 on July 1, 2016. ASU 2015-05 is expected to change the geography of certain software licenses on the Statements of Consolidated Earnings (from operating expenses to depreciation and amortization) and the Consolidated Statements of Cash Flow (from operating cash flows to investing cash flows), as well as result in additional intangible assets on the Consolidate Balance Sheet. The magnitude of these changes is dependent upon new or materially modified software licenses entered into after July 1, 2016.

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

NOTE 2. DIVESTITURES

A. Disposition

On September 1, 2015, the Company completed the sale of its AMD business for a pre-tax gain of $29.1 million, less costs to sell, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The Company determined that the disposition did not meet the criteria for reporting discontinued operations under ASU 2014-08, which was adopted prospectively on July 1, 2015, as the disposition of this business does not represent a strategic shift that has a major effect on the Company's operations or financial results. The historical results of AMD are being reported in the Other segment (see Note 13).

B. Discontinued Operations

On June 26, 2015, the Company completed the sale of its Procure-to-Pay business ("P2P") for a pre-tax gain of $100.9 million, less costs to sell, and recorded such gain within earnings from discontinued operations on the Statements of Consolidated Earnings.

On September 30, 2014, the Company completed the tax free spin-off of its former Dealer Services business, which was a separate reportable segment, into an independent publicly traded company called CDK Global, Inc. ("CDK"). As a result of the spin-off, ADP stockholders of record on September 24, 2014 (the "record date") received one share of CDK common stock on September 30, 2014, par value $0.01 per share, for every three shares of ADP common stock held by them on the record date and cash for any fractional shares of CDK common stock. ADP distributed approximately 160.6 million shares of CDK common stock in the distribution. During the first quarter of fiscal 2016, the Company became aware that 1.0 million of the 160.6 million shares of CDK stock distributed at the distribution date were inadvertently issued and distributed with respect to certain unvested Company equity awards. The 1.0 million shares were canceled during the first quarter of fiscal 2016. Such shares distributed as part of the spin-off did not have any impact to previously reported results of operations, financial condition, or cash flows. The spin-off was made without the payment of any consideration or the exchange of any shares by ADP stockholders. The spin-off, transitional, and on-going relationships between ADP and CDK are governed by the Separation and Distribution Agreement entered into between ADP and CDK and certain other ancillary agreements.

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

Results for discontinued operations were as follows:

Years ended June 30,	2016	2015	2014
Revenues	$—	$538.8	$1,993.1

Earnings from discontinued operations before income taxes	—	69.2	399.3
Provision for income taxes	—	71.6	136.5
Net (loss) / earnings from discontinued operations before gain on disposal of discontinued operations	—	(2.4)	262.8

Gain on disposal of discontinued operations, less costs to sell	(1.4)	102.3	15.6
(Benefit) / provision for income taxes	(0.5)	23.9	5.1
Net gain on disposal of discontinued operations	(0.9)	78.4	10.5

Net (loss) / earnings from discontinued operations	$(0.9)	$76.0	$273.3

NOTE 3. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2016	2015	2014
Interest income on corporate funds	$(62.4)	$(56.9)	$(53.7)
Realized gains on available-for-sale securities	(5.1)	(6.8)	(20.4)
Realized losses on available-for-sale securities	10.1	1.9	3.9
Gain on sale of notes receivable	—	(1.4)	—
Gain on sale of AMD (see Note 2)	(29.1)	—	—
Gain on sale of building	(13.9)	—	—
Other income, net	$(100.4)	$(63.2)	$(70.2)

During fiscal 2016, the Company sold a building and, as a result, recorded a gain of $13.9 million in Other income, net, on the Statements of Consolidated Earnings.

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

NOTE 4. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2016 and 2015 were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities and other cash equivalents	$15,458.6	$—	$—	$15,458.6
Available-for-sale securities:
Corporate bonds	9,429.2	261.8	(0.6)	9,690.4
U.S. government agency securities	4,298.8	91.3	—	4,390.1
Asset-backed securities	3,761.9	59.0	(0.3)	3,820.6
Canadian government securities and Canadian government agency securities	995.1	12.8	—	1,007.9
Canadian provincial bonds	735.4	30.8	(0.1)	766.1
U.S. Treasury securities	746.9	16.3	—	763.2
Municipal bonds	594.2	23.9	(0.3)	617.8
Other securities	533.3	15.8	(0.2)	548.9

Total available-for-sale securities	21,094.8	511.7	(1.5)	21,605.0

Total corporate investments and funds held for clients	$36,553.4	$511.7	$(1.5)	$37,063.6

(A) Included within available-for-sale securities are corporate investments with fair values of $31.3 million and funds held for clients with fair values of $21,573.7 million. All available-for-sale securities were included in Level 2.

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (B)
Type of issue:
Money market securities and other cash equivalents	$5,686.3	$—	$—	$5,686.3
Available-for-sale securities:
Corporate bonds	9,497.5	115.7	(29.6)	9,583.6
U.S. government agency securities	5,624.1	61.4	(9.5)	5,676.0
Asset-backed securities	2,442.4	11.1	(6.1)	2,447.4
Canadian government securities and Canadian government agency securities	923.2	15.4	(0.2)	938.4
Canadian provincial bonds	723.9	27.9	(0.8)	751.0
U.S. Treasury securities	140.2	3.2	(0.3)	143.1
Municipal bonds	586.6	14.3	(1.4)	599.5
Other securities	719.4	16.1	(0.7)	734.8

Total available-for-sale securities	20,657.3	265.1	(48.6)	20,873.8

Total corporate investments and funds held for clients	$26,343.6	$265.1	$(48.6)	$26,560.1

(B) Included within available-for-sale securities are corporate investments with fair values of $55.5 million and funds held for clients with fair values of $20,818.3 million. All available-for-sale securities were included in Level 2.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies." The Company did not transfer any assets between Levels during fiscal 2016 or 2015. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of June 30, 2016.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2016, are as follows:

	June 30, 2016
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(0.5)	$138.0	$(0.1)	$35.1	$(0.6)	$173.1
U.S. government agency securities	—	—	—	—	—	—
Asset-backed securities	(0.1)	58.8	(0.2)	154.8	(0.3)	213.6
Canadian government securities and Canadian government agency securities	—	53.2	—	—	—	53.2
Canadian provincial bonds	(0.1)	19.1	—	7.8	(0.1)	26.9
U.S. Treasury securities	—	3.4	—	1.6	—	5.0
Municipal bonds	—	12.9	(0.3)	10.6	(0.3)	23.5
Other securities	(0.1)	10.5	(0.1)	8.0	(0.2)	18.5
	$(0.8)	$295.9	$(0.7)	$217.9	$(1.5)	$513.8

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2015 are as follows:

	June 30, 2015
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(27.3)	$2,403.5	$(2.3)	$228.1	$(29.6)	$2,631.6
U.S. government agency securities	(6.9)	836.5	(2.6)	374.0	(9.5)	1,210.5
Asset-backed securities	(3.2)	606.8	(2.9)	443.6	(6.1)	1,050.4
Canadian government securities and Canadian government agency securities	(0.2)	85.8	—	—	(0.2)	85.8
Canadian provincial bonds	(0.8)	101.5	—	10.0	(0.8)	111.5
U.S. Treasury securities	(0.3)	28.6	—	—	(0.3)	28.6
Municipal bonds	(1.2)	143.6	(0.2)	6.0	(1.4)	149.6
Other securities	(0.4)	36.6	(0.3)	13.7	(0.7)	50.3
	$(40.3)	$4,242.9	$(8.3)	$1,075.4	$(48.6)	$5,318.3

At June 30, 2016, Corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2016 to April 2024.

At June 30, 2016, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $3,220.0 million and $976.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from July 2016 through May 2024.

At June 30, 2016, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed-rate credit card, auto loan, equipment lease and rate reduction receivables with fair values of $2,172.3 million, $1,054.8 million, $338.2 million, and $255.2 million respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through June 30, 2016.

At June 30, 2016, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $189.8 million, AAA and AA rated sovereign bonds of $188.9 million, and AA rated mortgage-backed securities of $99.0 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2016	2015
Corporate investments:
Cash and cash equivalents	$3,191.1	$1,639.3
Short-term marketable securities	23.5	26.6
Long-term marketable securities	7.8	28.9
Total corporate investments	$3,222.4	$1,694.8

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

June 30,	2016	2015
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$12,267.5	$4,047.0
Restricted short-term marketable securities held to satisfy client funds obligations	3,032.1	4,497.7
Restricted long-term marketable securities held to satisfy client funds obligations	18,541.6	16,320.6
Total funds held for clients	$33,841.2	$24,865.3

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $33,331.8 million and $24,650.5 million as of June 30, 2016 and 2015, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 80% of the available-for-sale securities held a AAA or AA rating at June 30, 2016, as rated by Moody's, Standard & Poor's and, for Canadian securities, DBRS.  All available-for-sale securities were rated as investment grade at June 30, 2016.

Expected maturities of available-for-sale securities at June 30, 2016 are as follows:

Due in one year or less	$3,055.6
Due after one year to two years	2,994.7
Due after two years to three years	2,860.0
Due after three years to four years	4,737.2
Due after four years	7,957.5

Total available-for-sale securities	$21,605.0

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2016 and 2015 are as follows:

June 30,	2016	2015
Property, plant, and equipment:
Land and buildings	$745.7	$730.6
Data processing equipment	605.0	588.5
Furniture, leaseholds, and other	490.1	457.3
	1,840.8	1,776.4
Less: accumulated depreciation	(1,155.8)	(1,103.7)
Property, plant, and equipment, net	$685.0	$672.7

Depreciation of property, plant and equipment was $135.6 million, $127.2 million, and $124.1 million for fiscal 2016, 2015, and 2014, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2016 and 2015 are as follows:

	Employer Services	PEO Services	Other	Total
Balance at June 30, 2014 (A)	$1,878.7	$4.8	$—	$1,883.5
Additions and other adjustments, net	6.8	—	—	6.8
Currency translation adjustments	(96.8)	—	—	(96.8)
Balance at June 30, 2015 (A)	$1,788.7	$4.8	$—	$1,793.5
Transfer of AMD goodwill (see Note 15)	(100.4)	—	100.4	—
Currency translation adjustments	(11.1)	—	—	(11.1)
Disposition of AMD	—	—	(100.4)	(100.4)
Balance at June 30, 2016	$1,677.2	$4.8	$—	$1,682.0

(A) The goodwill balance at June 30, 2015 and 2014 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

June 30,	2016	2015
Intangible assets:
Software and software licenses	$1,811.6	$1,648.7
Customer contracts and lists	603.7	625.4
Other intangibles	207.8	209.0
	2,623.1	2,483.1
Less accumulated amortization:
Software and software licenses	(1,403.8)	(1,308.7)
Customer contracts and lists	(486.4)	(478.6)
Other intangibles	(198.7)	(192.6)
	(2,088.9)	(1,979.9)

Intangible assets, net	$534.2	$503.2

Other intangibles consist primarily of purchased rights, covenants, patents, and trademarks (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 9 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $153.0 million, $150.7 million, and $142.5 million for fiscal 2016, 2015, and 2014, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2017	$153.5
Twelve months ending June 30, 2018	$118.3
Twelve months ending June 30, 2019	$85.5
Twelve months ending June 30, 2020	$62.4
Twelve months ending June 30, 2021	$47.9

NOTE 7. SHORT TERM FINANCING

The Company has a $3.25 billion, 364-day credit agreement with a group of lenders that matures June 2017.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through June 30, 2016 under the credit agreements.

Our U.S. short-term funding requirements related to client funds are sometimes obtained through a short-term commercial paper program, which provides for the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. During the majority of fiscal 2016, this commercial paper program provided for the issuance of up to $8.25 billion in aggregate maturity value; in June 2016, we increased our U.S. short-term commercial paper program to provide for the issuance of up to $9.25 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2016 and 2015, the Company had no commercial paper outstanding. In fiscal 2016 and 2015, the Company's average daily borrowings were $2.7 billion and $2.3 billion, respectively, at a weighted average interest rate of 0.3% and 0.1%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2016 and 2015 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2016 and 2015, there were no outstanding obligations related to the reverse repurchase agreements. In fiscal 2016 and 2015, the Company had average outstanding balances under reverse repurchase agreements of $341.0 million and $421.2 million, respectively, at weighted average interest rates of 0.4%.

NOTE 8. LONG TERM DEBT

In September 2015, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion. The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2016, are as follows. Debt outstanding at the comparative period of June 30, 2015 was not significant.

Debt instrument	June 30, 2016	Effective Interest Rate
Fixed-rate 2.250% notes due September 15, 2020	$1,000.0	2.39%
Fixed-rate 3.375% notes due September 15, 2025	1,000.0	3.48%
Other	22.3
	2,022.3
Less: current portion	(2.5)
Less: unamortized discount and debt issuance costs	(12.1)
Total long-term debt	$2,007.7

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2016, the fair value of the Notes, based on level 2 inputs, was $2,126.4 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies."

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

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and time-based restricted stock units granted prior to fiscal 2013 are subject to vesting periods of up to five years and awards granted in fiscal 2013 and later are generally subject to a vesting period of two years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

Time-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Dividends are paid on shares awarded under the time-based restricted stock program.

Time-based restricted stock units are settled in cash and cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date and is subsequently remeasured at each reporting date during the vesting period based on the change in ADP stock price. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program.

•
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one to three year performance period and a subsequent service period of up to 26 months. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 13.8 million shares in fiscal 2016 as compared to 18.2 million shares repurchased in fiscal 2015. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $25.2 million, $25.2 million, and $1.2 million during fiscal years 2016, 2015, and 2014, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2016, 2015, and 2014, respectively:

Years ended June 30,	2016	2015	2014
Operating expenses	$23.1	$27.0	$21.7
Selling, general and administrative expenses	97.4	95.8	79.5
System development and programming costs	17.1	20.4	15.9
Total pretax stock-based compensation expense	$137.6	$143.2	$117.1

Income tax benefit	$49.6	$51.1	$42.2

Stock-based compensation expense attributable to employees of the discontinued operations are included in discontinued operations on the Statements of Consolidated Earnings and therefore not presented in the table above. For fiscal 2015 and 2014, such stock-based compensation expense was $5.5 million and $21.2 million, respectively.

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

As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $12.2 million, $28.0 million, and $67.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.7 years, 1.2 years, and 1.3 years, respectively.

In fiscal 2016, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2015	5,888	$55
Options granted	1,138	$75
Options exercised	(1,982)	$41
Options canceled	(175)	$70
Options outstanding at June 30, 2016	4,869	$65
Options exercisable at June 30, 2016	2,197	$54
Shares available for future grants, end of year	20,469
Shares reserved for issuance under stock option plans, end of year	25,338

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	2,137	486
Restricted shares/units granted	1,018	244
Restricted shares/units vested	(1,134)	(245)
Restricted shares/units forfeited	(132)	(51)
Restricted shares/units outstanding at June 30, 2016	1,889	434

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2015	903	534
Restricted shares/units granted	286	358
Restricted shares/units vested	(540)	(37)
Restricted shares/units forfeited	(75)	(44)
Restricted shares/units outstanding at June 30, 2016	574	811

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2016 was $130.1 million and $83.8 million, respectively, which have a remaining life of 7 years and 6 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2016, 2015, and 2014 was $85.4 million, $125.3 million, and $156.3 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.6%	1.5%	1.7%
Dividend yield	2.6%	2.3%	2.4%
Weighted average volatility factor	25.6%	23.4%	23.8%
Weighted average expected life (in years)	5.4	5.4	5.4
Weighted average fair value (in dollars) (A)	$13.16	$14.29	$11.89

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2016	2015	2014

Performance-based restricted stock (A)	$75.95	$64.91	$53.08
Time-based restricted stock (A)	$76.09	$73.83	$62.85
(A) The weighted average fair values of grants before September 30, 2014 were adjusted to reflect the impact of the spin-off of CDK.

B.  Pension Plans

The Company has a defined benefit cash balance pension plan covering substantially all U.S. employees, under which employees are credited with a percentage of base pay plus interest. The plan interest credit rate varies from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested upon completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles. Effective January 1, 2015, associates hired on or after this date are not eligible to participate in the Company's U.S. pension plan.  In addition, associates rehired on or after January 1, 2015 will no longer be eligible to earn additional contributions but will continue to earn interest on any balance that remains in the pension plan. The Company also has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain corporate officers upon retirement based upon the officers' years of service and compensation. As of January 23, 2014, newly appointed corporate officers are no longer eligible to participate in the SORP.

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

The Company's pension plans' funded status as of June 30, 2016 and 2015 is as follows:

June 30,	2016	2015

Change in plan assets:
Fair value of plan assets at beginning of year	$2,009.8	$2,024.1
Actual return on plan assets	61.2	60.6
Employer contributions	11.0	9.9
Currency translation adjustments	(8.7)	(8.8)
Benefits paid	(67.0)	(76.0)
Fair value of plan assets at end of year	$2,006.3	$2,009.8

Change in benefit obligation:
Benefit obligation at beginning of year	$1,661.0	$1,598.7
Service cost	70.4	68.4
Interest cost	67.4	62.8
Actuarial losses	145.3	21.7
Currency translation adjustments	(7.6)	(17.5)
Plan changes	(25.6)	—
Curtailments and special termination benefits	—	2.9
Benefits paid	(67.0)	(76.0)
Projected benefit obligation at end of year	$1,843.9	$1,661.0

Funded status - plan assets less benefit obligations	$162.4	$348.8

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2016 and 2015 consisted of:

June 30,	2016	2015

Noncurrent assets	$306.5	$475.7
Current liabilities	(6.9)	(5.9)
Noncurrent liabilities	(137.2)	(121.0)
Net amount recognized	$162.4	$348.8

The accumulated benefit obligation for all defined benefit pension plans was $1,825.1 million and $1,645.4 million at June 30, 2016 and 2015, respectively.

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2016 and 2015 had the following projected benefit obligation, accumulated benefit obligation, and fair value of plan assets:

June 30,	2016	2015

Projected benefit obligation	$165.7	$131.5
Accumulated benefit obligation	$148.2	$117.4
Fair value of plan assets	$21.6	$4.5

The components of net pension expense were as follows:

	2016	2015	2014
Service cost – benefits earned during the period	$70.4	$68.4	$66.4
Interest cost on projected benefits	67.4	62.8	62.6
Expected return on plan assets	(131.2)	(129.7)	(119.4)
Net amortization and deferral	11.0	17.2	20.1
Special termination benefits and plan curtailments	0.1	3.2	—
Net pension expense	$17.7	$21.9	$29.7

Net pension expense for fiscal 2015 and 2014 includes $4.3 million and $5.4 million, respectively, reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for fiscal 2015 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

The net actuarial loss and prior service credit for the defined benefit pension plans that are included in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost are $464.0 million and $23.4 million, respectively, at June 30, 2016. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income. The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $21.3 million and $2.1 million, respectively, at June 30, 2016.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2016	2015

Discount rate	3.40%	4.25%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2016	2015	2014

Discount rate	4.25%	4.05%	4.50%
Expected long-term rate of return on assets	7.00%	7.25%	7.25%
Increase in compensation levels	4.00%	4.00%	4.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2016 and 2015 by asset category were as follows:

	2016	2015

Cash and cash equivalents	3%	9%
Fixed income securities	42%	33%
U.S. equity securities	18%	17%
International equity securities	14%	19%
Global equity securities	23%	22%
	100%	100%

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level

2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2016.

The following table presents the investments of the pension plans measured at fair value at June 30, 2016:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,029.2	$—	$1,029.2
Government securities	—	371.5	—	371.5
Mutual funds	76.6	—	—	76.6
Corporate and municipal bonds	—	433.4	—	433.4
Mortgage-backed security bonds	—	35.3	—	35.3
Total pension asset investments	$76.6	$1,869.4	$—	$1,946.0

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $60.3 million as of June 30, 2016, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2015:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,082.7	$—	$1,082.7
U.S. government securities	—	270.7	—	270.7
Mutual funds	89.0	—	—	89.0
Corporate and municipal bonds	—	347.5	—	347.5
Mortgage-backed security bonds	—	34.5	—	34.5
Total pension asset investments	$89.0	$1,735.4	$—	$1,824.4

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $185.4 million as of June 30, 2015, which have been classified as Level 2 in the fair value hierarchy.

Contributions

During fiscal 2016, the Company contributed $11.0 million to the pension plans. The Company expects to contribute $11.0 million to the pension plans during fiscal 2017.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2017 to the year ended June 30, 2021 are $79.0 million, $83.7 million, $91.0 million, $99.2 million and $110.2 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2022 to the year ended June 30, 2026 are $673.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2016 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $81.9 million, $69.7 million, and $66.0 million for the calendar years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 10. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2016	2015	2014

Earnings from continuing operations before income taxes:
United States	$2,028.5	$1,895.3	$1,635.6
Foreign	206.2	175.4	243.6
	$2,234.7	$2,070.7	$1,879.2

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2016	2015	2014

Current:
Federal	$579.0	$576.3	$552.1
Foreign	85.0	93.1	71.3
State	76.6	40.1	51.1
Total current	740.6	709.5	674.5

Deferred:
Federal	17.7	(1.3)	(32.7)
Foreign	(15.7)	(17.0)	(10.3)
State	(1.3)	3.0	5.1
Total deferred	0.7	(15.3)	(37.9)
Total provision for income taxes	$741.3	$694.2	$636.6

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2016	%	2015	%	2014	%

Provision for taxes at U.S. statutory rate	$782.1	35.0	$724.8	35.0	$657.7	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax benefit	47.2	2.1	34.8	1.7	33.4	1.8
U.S. tax on foreign income	122.6	5.5	155.3	7.5	26.6	1.4
Utilization of foreign tax credits	(155.4)	(7.0)	(177.1)	(8.6)	(26.2)	(1.4)
Section 199 - Qualified production activities	(31.9)	(1.4)	(28.9)	(1.4)	(23.0)	(1.2)
Other	(23.3)	(1.0)	(14.7)	(0.7)	(31.9)	(1.7)
	$741.3	33.2	$694.2	33.5	$636.6	33.9

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2016	2015

Deferred tax assets:
Accrued expenses not currently deductible	$262.8	$240.6
Stock-based compensation expense	74.6	72.3
Net operating losses	46.0	47.5
Other	70.8	23.5
	454.2	383.9
Less: valuation allowances	(15.4)	(23.7)
Deferred tax assets, net	$438.8	$360.2

Deferred tax liabilities:
Prepaid retirement benefits	$77.2	$147.9
Deferred revenue	43.2	36.6
Fixed and intangible assets	171.4	122.5
Prepaid expenses	118.0	108.5
Unrealized investment gains, net	176.2	71.9
Tax on unrepatriated earnings	—	5.1
Other	3.6	1.9
Deferred tax liabilities	$589.6	$494.4
Net deferred tax liabilities	$150.8	$134.2

The prospective adoption of ASU 2015-17 resulted in no current deferred tax assets included in other current assets and no current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2016. There are $33.0 million of current deferred tax assets included in other current assets on the Consolidated Balance Sheets at June 30, 2015. There are $57.0 million of current deferred tax liabilities included in accrued expenses and other current liabilities on the Consolidated Balance Sheets at June 30, 2015. There are $100.3 million and $61.9 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2016 and 2015, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $443.2 million as of June 30, 2016, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impracticable to estimate the amount of net income tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $50.2 million as of June 30, 2016, of which $29.8 million expire through 2036 and $20.4 million have an indefinite utilization period. As of June 30, 2016, the Company has approximately $39.0 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through 2031.

The Company has state net operating loss carry-forwards of approximately $242.3 million as of June 30, 2016, which expire through 2035.

The Company has recorded valuation allowances of $15.4 million and $23.7 million at June 30, 2016 and 2015, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $651.6 million, $773.3 million, and $821.5 million for fiscal 2016, 2015, and 2014, respectively.

As of June 30, 2016, 2015, and 2014 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $27.4 million, $27.1 million, and $56.5 million respectively. The amount that, if recognized, would impact the effective tax rate is $18.7 million, $16.9 million, and $31.0 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2016	2015	2014

Unrecognized tax benefits at beginning of the year	$27.1	$56.5	$67.0
Additions for tax positions	3.8	2.4	3.6
Additions for tax positions of prior periods	3.5	3.1	6.8
Reductions for tax positions of prior periods	(0.1)	(6.5)	(3.7)
Settlement with tax authorities	(1.7)	(12.2)	(4.4)
Expiration of the statute of limitations	(4.9)	(14.0)	(13.7)
Impact of foreign exchange rate fluctuations	(0.3)	(2.2)	0.9
Unrecognized tax benefit at end of year	$27.4	$27.1	$56.5

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2016, 2015, and 2014, the Company recorded interest expense (benefit) of $1.1 million, $(2.7) million, and $(3.4) million, respectively. Penalties incurred during fiscal years 2016, 2015, and 2014 were not material.

At June 30, 2016, the Company had accrued interest of $4.0 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2015, the Company had accrued interest of $3.8 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2016, the Company had accrued penalties of $0.2 million recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2015, the Company had accrued penalties of $0.3 million recorded on the Consolidated Balance Sheets within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2015-2016
Arizona	2010-2013
California	2012-2014
Illinois	2007-2014
New York	2010-2014
New Jersey	2011-2014
Canada	2012-2014
India	2004-2011, 2013-2015

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $2 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

In fiscal 2016, the IRS completed its review of the examination of the Company's tax return for the year ended June 30, 2014, which did not have a material impact to the consolidated financial statements of the Company.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has obligations under various facilities, equipment leases and software license agreements. Minimum commitments under these obligations with a future life of greater than one year at June 30, 2016 are as follows:

Years ending June 30,

2017	$106.2
2018	106.1
2019	78.9
2020	59.6
2021	39.5
Thereafter	100.8
$491.1

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2016, the Company has purchase commitments of approximately $625.2 million, including a reinsurance premium with Chubb for the fiscal 2017 policy year, as well as obligations related to purchase and maintenance agreements on our software, equipment, and other assets, of which $331.1 million relates to fiscal 2017, $111.3 million relates to the fiscal year ending June 30, 2018, and the remaining $182.8 million relates to fiscal years ending June 30, 2019 through fiscal 2021.

In July 2016, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (“Uniloc”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Texas alleging that Company products and services infringe four patents.  Uniloc alleges infringement of its patents concerning centralized management of application programs on a network, distribution of application programs to a target station on a network, management of configurable application programs on a network, and license use management on a network.  The complaint seeks unspecified monetary damages, costs, and injunctive relief.  This litigation is still in its earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. The Company intends to vigorously defend against this lawsuit.

During the second quarter of fiscal 2016, in the course of a compliance review of its clients and vendors globally, the Company determined that subsidiaries of the Company had previously entered into service arrangements outside the United States of America ("U.S.") with several entities that are designated as Specially Designated Nationals (“SDNs”) by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury.  Under these service arrangements, the Company provided managed service solutions to the SDNs. Immediately following the discovery of such service arrangements, the Company terminated the service arrangements with each SDN.  The Company has voluntarily notified OFAC of the service arrangements and is cooperating fully with OFAC.  The Company may be subject to fines and penalties, which amounts would be based on such factors OFAC may consider relevant. At this time, the Company is unable to estimate any reasonably possible loss, or range of reasonably possible loss, with respect to this matter. This is primarily because this matter involves a complex issue subject to inherent uncertainty. There can be no assurance that this matter will be resolved in a manner that is not adverse to the Company. For more information regarding this matter, see below in Part II Item 9B, Other Information of this Annual Report on Form 10-K.

In June 2011, the Company received a Commissioner’s Charge from the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging that the Company has violated Title VII of the Civil Rights Act of 1964 by refusing to recruit, hire, transfer and promote certain persons on the basis of their race, in the State of Illinois from at least the period of January 1, 2007 to the present.  In July 2016, the Company entered into a settlement with the EEOC that resolved all matters related to the Commissioner’s Charge without admitting any of the EEOC’s allegations. The terms of the settlement did not have a material adverse impact on the Company's consolidated results of operations, financial condition, or cash flows.

The Company is subject to various claims and litigation in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. Management currently believes that the resolution of these claims and litigation against us, individually or in the aggregate, will not have a material adverse impact on our consolidated results of operations, financial condition or cash flows. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

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

NOTE 12. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive income (loss) was $45.5 million, $(350.6) million, and $162.8 million in fiscal 2016, 2015, and 2014, respectively. Changes in Accumulated Other Comprehensive Income ("AOCI") by component are as follows:

	Currency Translation Adjustment		Net Gains on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income / (Loss)

Balance at June 30, 2013	$39.6		$186.7		$(210.9)		$15.4
Other comprehensive income before reclassification adjustments	58.4		53.5		102.8		214.7
Tax effect			(18.2)		(39.7)		(57.9)
Reclassification adjustments to net earnings	1.5	(A)	(16.5)	(B)	20.7	(C)	5.7
Tax effect			6.1		(5.8)		0.3
Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive loss before reclassification adjustments	(240.8)		(103.0)		(87.4)		(431.2)
Tax effect			38.6		32.7		71.3
Reclassification adjustments to net earnings	1.2	(A)	(4.9)	(B)	17.9	(C)	14.2
Tax effect			1.6		(6.5)		(4.9)
Reclassification adjustments to retained earnings	(88.2)	(D)	—		—		(88.2)
Balance at June 30, 2015	$(228.3)		$143.9		$(176.2)		$(260.6)
Other comprehensive (loss)/income before reclassification adjustments	(25.5)		288.8		(199.4)		63.9
Tax effect	—		(102.2)		72.9		(29.3)
Reclassification adjustments to net earnings	—		5.0	(B)	12.0	(C)	17.0
Tax effect	—		(1.7)		(4.4)		(6.1)
Balance at June 30, 2016	$(253.8)		$333.8		$(295.1)		$(215.1)

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

	Employer Services	PEO Services	Other	Client Fund Interest	Total
Year ended June 30, 2016
Revenues from continuing operations	$9,211.9	$3,073.1	$1.9	$(619.1)	$11,667.8
Earnings from continuing operations before income taxes	2,867.9	371.7	(385.8)	(619.1)	2,234.7
Assets from continuing operations	36,637.5	534.6	6,497.9	—	43,670.0
Capital expenditures from continuing operations	71.1	1.0	93.6	—	165.7
Depreciation and amortization	230.7	1.5	56.4	—	288.6

Year ended June 30, 2015
Revenues from continuing operations	$8,815.1	$2,647.2	$69.8	$(593.6)	$10,938.5
Earnings from continuing operations before income taxes	2,693.0	302.8	(331.5)	(593.6)	2,070.7
Assets from continuing operations	27,507.3	377.7	5,225.5	—	33,110.5
Capital expenditures from continuing operations	94.8	1.3	75.1	—	171.2
Depreciation and amortization	221.2	1.2	55.5	—	277.9

Year ended June 30, 2014
Revenues from continuing operations	$8,437.6	$2,270.9	$67.5	$(549.6)	$10,226.4
Earnings from continuing operations before income taxes	2,521.2	233.6	(326.0)	(549.6)	1,879.2
Assets from continuing operations	21,684.9	472.6	7,472.1	—	29,629.6
Capital expenditures from continuing operations	90.4	0.9	69.7	—	161.0
Depreciation and amortization	211.0	1.2	54.4	—	266.6

	United States	Europe	Canada	Other	Total
Year ended June 30, 2016
Revenues from continuing operations	$9,870.0	$1,063.7	$284.1	$450.0	$11,667.8
Assets from continuing operations	$39,194.2	$2,064.3	$1,949.4	$462.1	$43,670.0

Year ended June 30, 2015
Revenues from continuing operations	$9,101.8	$1,086.6	$320.8	$429.3	$10,938.5
Assets from continuing operations	$28,138.1	$2,059.5	$2,488.9	$424.0	$33,110.5

Year ended June 30, 2014
Revenues from continuing operations	$8,354.2	$1,132.7	$334.7	$404.8	$10,226.4
Assets from continuing operations	$25,228.8	$2,057.2	$1,898.6	$445.0	$29,629.6

NOTE 14. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our operations for the two fiscal years ended June 30, 2016 and June 30, 2015 are as follows:

Year ended June 30, 2016	First Quarter (A)	Second Quarter (B)	Third Quarter	Fourth Quarter (C)

Revenues from continuing operations	$2,714.0	$2,807.0	$3,248.6	$2,898.2
Gross profit from continuing operations	$1,067.5	$1,124.5	$1,435.9	$1,199.7
Earnings from continuing operations before income taxes	$505.0	$507.9	$794.8	$427.0
Net earnings from continuing operations	$337.5	$341.4	$532.5	$282.0
Net loss from discontinued operations	$(0.9)	$—	$—	$—
Net earnings	$336.6	$341.4	$532.5	$282.0
Basic per common share amounts:
Basic earnings per share from continuing operations	$0.73	$0.75	$1.17	$0.62
Diluted per common share amounts:
Diluted earnings per share from continuing operations	$0.72	$0.74	$1.17	$0.62

Year ended June 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues from continuing operations	$2,566.1	$2,653.6	$3,024.3	$2,694.5
Gross profit from continuing operations	$1,007.8	$1,070.3	$1,340.0	$1,092.7
Earnings from continuing operations before income taxes	$450.4	$498.8	$739.9	$381.6
Net earnings from continuing operations	$296.6	$332.5	$490.3	$257.0
Net (loss)/earnings from discontinued operations	$(1.4)	$(1.0)	$(0.7)	$79.2
Net earnings	$295.2	$331.5	$489.6	$336.2
Basic per common share amounts:
Basic earnings per share from continuing operations	$0.62	$0.70	$1.04	$0.55
Basic earnings per share from discontinued operations	$—	$—	$—	$0.17
Diluted per common share amounts:
Diluted earnings per share from continuing operations	$0.62	$0.69	$1.03	$0.55
Diluted earnings per share from discontinued operations	$—	$—	$—	$0.17

(A) Earnings from continuing operations before income taxes; net earnings from continuing operations; net earnings; and basic and diluted EPS from continuing operations include the gain on the sale of AMD. This increased earnings from continuing operations before income taxes by $29.1 million, net earnings from continuing operations and net earnings by $21.8 million, and basic and diluted earnings per share from continuing operations by $0.05.

(B) Earnings from continuing operations before income taxes; net earnings from continuing operations; net earnings; and basic and diluted EPS from continuing operations include the gain on sale of a building. This increased earnings from continuing operations before income taxes by $13.9 million, net earnings from continuing operations and net earnings by $8.6 million and basic and diluted earnings per share from continuing operations by $0.02.

(C) Earnings from continuing operations before income taxes; net earnings from continuing operations; net earnings; and basic and diluted EPS from continuing operations include the charge for the workforce optimization effort. This decreased earnings from continuing operations before income taxes by $48.2 million, net earnings from continuing operations and net earnings by $31.8 million and basic and diluted earnings per share from continuing operations by $0.07.

NOTE 15. SUBSEQUENT EVENTS

With the exception of the legal claim filed in July 2016 and the settlement of the EEOC matter, both of which are discussed in Note 11, and the items listed below, there are no further subsequent events for disclosure.

In July 2016, ADP announced its service alignment initiative intended to align the Company's client service operations with its platform simplification strategy.

The Company's subsidiary captive insurance company, ADP Indemnity, paid a premium of $221.0 million in July 2016 to enter into a reinsurance arrangement with Chubb to cover substantially all losses for the fiscal 2017 policy year on terms substantially similar to the fiscal 2016 reinsurance policy to cover losses up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications of ADP's Chief Executive Officer and Chief Financial Officer, which are required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section should be read in conjunction with the report of Deloitte & Touche LLP that appears in this Annual Report on Form 10-K and is hereby incorporated herein by reference.
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
It is the responsibility of Automatic Data Processing, Inc.'s (“ADP”) management to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to ADP's management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2016 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2016.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Jan Siegmund
Jan Siegmund
Chief Financial Officer

Roseland, New Jersey
August 5, 2016

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2016 of the Company and our report dated August 5, 2016, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 5, 2016

Item 9B. Other Information
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
Immediately following its discovery of such service arrangements, the Company terminated the service arrangements with each SDN and ceased providing such services. The Company voluntarily notified OFAC of the service arrangements and is cooperating fully with OFAC. As part of its compliance review, the Company completed a thorough analysis of all client and vendor relationships worldwide, and filed a report of its findings with OFAC on June 9, 2016. The report did not identify any potential sanctions violations that had not been previously reported to OFAC. The Company may be subject to fines and penalties, which amounts would be based on such factors as OFAC may consider relevant and are not reasonably estimable at this time.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	41	Corporate Controller and Principal Accounting Officer	2007
John Ayala	49	President, Small Business Services, Retirement Services and	2002
		Insurance Services
Mark D. Benjamin	45	President, Global Enterprise Solutions	1992
Maria Black	42	President, ADP TotalSource	1996
Michael A. Bonarti	50	Vice President, General Counsel and Secretary	1997
Deborah L. Dyson	50	Vice President, Client Experience and	1988
		Continuous Improvement
Michael C. Eberhard	54	Vice President and Treasurer	1998
Edward B. Flynn, III	56	Executive Vice President, Worldwide Sales and Marketing	1988
Dermot J. O'Brien	50	Chief Human Resources Officer	2012
Thomas Perrotti	47	President, Major Account Services and ADP Canada	1993
Douglas Politi	54	President, Added Value Services	1992
Carlos A. Rodriguez	52	President and Chief Executive Officer	1999
Stuart Sackman	55	Vice President, Global Product and Technology	1992
Jan Siegmund	52	Chief Financial Officer	1999
Donald Weinstein	47	Chief Strategy Officer	2006

Brock Albinson joined ADP in 2007. Prior to his appointment as Corporate Controller and Principal Accounting Officer in March 2015, he served as Assistant Corporate Controller from December 2011 to February 2015, as Vice President, Corporate Finance from January 2011 to December 2011, and as Vice President, Financial Policy from March 2007 to January 2011.
John Ayala joined ADP in 2002. Prior to his appointment as President, Small Business Services, Retirement Services and Insurance Services in July 2014, he served as Vice President, Client Experience and Continuous Improvement from November 2012 to June 2014, as Senior Vice President, Services and Operations - Small Business Services from February 2012 to October 2012, as President, TotalSource from July 2011 to January 2012, and as Senior Vice President, Service and Operations, TotalSource from June 2008 to June 2011.
Mark D. Benjamin joined ADP in 1992. Prior to his appointment as President, Global Enterprise Solutions, which includes National Account Services, Benefit Services, Recruitment Process Outsourcing, Multinational Companies and Employer Services International, in July 2013, he served as President, Employer Services International from July 2011 to June 2013, and as Senior Vice President, Services and Operations - Small Business Services and TotalSource from April 2008 to June 2011.
Maria Black joined ADP in 1996. Prior to her appointment as President, ADP TotalSource in July 2014, she served as General Manager, ADP United Kingdom from April 2013 to June 2014, and as General Manager, Employer Services - TotalSource Western Central Region from January 2008 to March 2013.
Michael A. Bonarti joined ADP in 1997. He has served as Vice President, General Counsel and Secretary since July 2010.
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
Michael C. Eberhard joined ADP in 1998. He has served as Vice President and Treasurer since November 2009.
Edward B. Flynn, III joined ADP in 1988. Prior to his appointment as Executive Vice President, Worldwide Sales and Marketing in November 2012, he served as Vice President, Employer Services - Sales from April 2009 to October 2012.
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
Douglas Politi joined ADP in 1992. Prior to his appointment as President, Added Value Services in February 2013, he served as Senior Vice President, CFO Suite (AVS) from October 2011 to January 2013, and as Senior Vice President, Retirement Services from September 2006 to September 2011.
Carlos A. Rodriguez joined ADP in 1999. Prior to his appointment in November 2011 to President and Chief Executive Officer, he served as President and Chief Operating Officer from May 2011 to November 2011, and as President, Employer Services International - National Account Services, ADP Canada, and GlobalView and Employer Services International, from March 2010 to May 2011.
Stuart Sackman joined ADP in 1992. Prior to his appointment as Vice President, Global Product and Technology in March 2015, he served as Corporate Vice President and General Manager of Multinational Corporations Services from June 2012 to February 2015, and as Division Vice President and General Manager of the National Account Services’ East National Service Center from February 2008 to May 2012.
Jan Siegmund joined ADP in 1999. Prior to his appointment as Chief Financial Officer in November 2012, he served as President, Added Value Services and Chief Strategy Officer from April 2009 to October 2012.
Donald Weinstein joined ADP in 2006. Prior to his appointment as Chief Strategy Officer in December 2015, he served as Senior Vice President, Product Management from October 2010 to November 2015, and as Division Vice President, Strategy & Marketing from September 2007 to September 2010.
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Code of Ethics
ADP has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics may be viewed online on ADP’s website at www.adp.com under “Investor Relations” in the “Corporate Governance” section. Any amendment to or waivers from the code of ethics will be disclosed on our website within four business days following the date of the amendment or waiver.
Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation
See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See “Security Ownership of Certain Beneficial Owners and Managers” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2016 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and consolidated financial statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Statements of Consolidated Earnings - years ended June 30, 2016, 2015 and 2014
Consolidated Balance Sheets - June 30, 2016 and 2015
Statements of Consolidated Stockholders' Equity - years ended June 30, 2016, 2015 and 2014
Statements of Consolidated Cash Flows - years ended June 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	84
All other Schedules have been omitted because they are inapplicable, are not required or the information is included elsewhere in the financial statements or notes thereto.
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

3.2	Amended and Restated By-laws of the Company - incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 3, 2016
4.1
Form of Indenture between the Company and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-206631), filed on August 28, 2015

4.2
Form of First Supplemental Indenture between Automatic Data Processing, Inc. and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2015

4.3	Form of 2.250% Senior Note due 2020 - incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated September 15, 2015
4.4	Form of 3.375% Senior Note due 2025 - incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated September 15, 2015
10.1
364-Day Credit Agreement, dated as of June 15, 2016, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 15, 2016

10.2
Five-Year Credit Agreement, dated as of June 17, 2015, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Citibank, N.A., as Syndication Agents, and Deutsche Bank Securities Inc., Barclays Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated June 19, 2015

10.3
Five-Year Credit Agreement, dated as of June 15, 2016, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A.and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated June 15, 2016

10.4
Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007

10.5
Separation and Distribution Agreement, dated September 29, 2014, by and between Automatic Data Processing, Inc. and CDK Global Holdings, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2014

10.6
Letter Agreement, dated as of March 15, 2012, between Automatic Data Processing, Inc. and Dermot O'Brien - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (Management Contract)

10.7
Separation Agreement and Release, dated April 21, 2014, by and between Regina R. Lee and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2014

10.8
Automatic Data Processing, Inc. 2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.9
Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 12, 2009 (Management Compensatory Plan)

10.10
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective July 25, 2014 - incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.11
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.12
Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.13
Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.14
Automatic Data Processing, Inc. Retirement and Savings Restoration Plan - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.15
Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.16
Automatic Data Processing, Inc. 2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Management Compensatory Plan)

10.17
2000 Stock Option Grant Agreement (Form for Employees) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18
2000 Stock Option Grant Agreement (Form for Non-Employee Directors) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.19
2000 Stock Option Grant Agreement (Form for Employees) for grants beginning August 14, 2008 - incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K dated August 13, 2008 (Management Compensatory Plan)

10.20
Automatic Data Processing, Inc. 2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.21
French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.22	Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan)
10.23
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants prior to November 12, 2008 - incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.24
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.25
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants beginning November 12, 2008 - incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.26
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.27
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.28
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Management Compensatory Plan)

10.29
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.30
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.31
Form of Stock Option Grant under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.32
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (Management Compensatory Plan)

10.33	Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)
10.34	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) (Management Compensatory Plan)
10.35	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Management Compensatory Plan)
21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of period
Year ended June 30, 2016:
Allowance for doubtful accounts:
Current	$35,493	$18,626	$(265)	$(15,743)	(B)	$38,111
Long-term	$634	$216	$93	$(395)	(B)	$547
Deferred tax valuation allowance	$23,707	$1,364	$(1,022)	$(8,680)		$15,369
Year ended June 30, 2015:
Allowance for doubtful accounts:
Current	$42,749	$15,554	$(1,862)	$(20,948)	(B)	$35,493
Long-term	$8,349	$746	$(39)	$(8,422)	(B)	$634
Deferred tax valuation allowance	$35,542	$1,551	$(3,801)	$(9,584)		$23,707
Year ended June 30, 2014:
Allowance for doubtful accounts:
Current	$37,393	$13,575	$400	$(8,619)	(B)	$42,749
Long-term	$9,033	$2,964	$79	$(3,727)	(B)	$8,349
Deferred tax valuation allowance	$33,724	$6,254	$3,000	$(7,436)		$35,542
(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 5, 2016	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 5, 2016
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Jan Siegmund	Chief Financial Officer	August 5, 2016
(Jan Siegmund)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 5, 2016
(Brock Albinson)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 5, 2016
(Peter Bisson)

/s/ Richard T. Clark	Director	August 5, 2016
(Richard T. Clark)

/s/ Eric C. Fast	Director	August 5, 2016
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 5, 2016
(Linda R. Gooden)

/s/ Michael P. Gregoire	Director	August 5, 2016
(Michael P. Gregoire)

/s/ R. Glenn Hubbard	Director	August 5, 2016
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 5, 2016
(John P. Jones)

/s/ William J. Ready	Director	August 5, 2016
(William J. Ready)

/s/ Sandra S. Wijnberg	Director	August 5, 2016
(Sandra S. Wijnberg)