Form 10-Q
period 2016-09-30
AUTOMATIC DATA PROCESSING INC
filed 2016-11-03
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 451,173,217.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,037.4	$1,928.7
Interest on funds held for clients	89.2	87.8
PEO revenues (A)	790.3	697.5
TOTAL REVENUES	2,916.9	2,714.0

EXPENSES:
Costs of revenues:
Operating expenses	1,531.5	1,439.8
Systems development and programming costs	154.9	156.1
Depreciation and amortization	57.2	50.6
TOTAL COSTS OF REVENUES	1,743.6	1,646.5

Selling, general, and administrative expenses	647.7	605.3
Interest expense	19.9	4.9
TOTAL EXPENSES	2,411.2	2,256.7

Other income, net	(23.0)	(47.7)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	528.7	505.0

Provision for income taxes	160.0	167.5
NET EARNINGS FROM CONTINUING OPERATIONS	$368.7	$337.5

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(1.4)
Benefit for income taxes	—	(0.5)
NET LOSS FROM DISCONTINUED OPERATIONS	$—	$(0.9)

NET EARNINGS	$368.7	$336.6

Basic Earnings Per Share from Continuing Operations	$0.82	$0.73
Basic Loss Per Share from Discontinued Operations	—	—
BASIC EARNINGS PER SHARE	$0.82	$0.73

Diluted Earnings Per Share from Continuing Operations	$0.81	$0.72
Diluted Loss Per Share from Discontinued Operations	—	—
DILUTED EARNINGS PER SHARE	$0.81	$0.72

Basic weighted average shares outstanding	452.3	462.4
Diluted weighted average shares outstanding	455.3	465.7

Dividends declared per common share	$0.530	$0.490

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $7,687.6 million and $6,865.3 million for the three months ended September 30, 2016 and 2015, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net earnings	$368.7	$336.6

Other comprehensive income/loss:
Currency translation adjustments	10.8	(22.0)

Unrealized net (losses)/gains on available-for-sale securities	(71.4)	53.4
Tax effect	26.2	(20.0)
Reclassification of net gains on available-for-sale securities to net earnings	(0.1)	—
Tax effect	—	—

Reclassification of pension liability adjustment to net earnings	5.1	2.9
Tax effect	(1.9)	(1.1)

Other comprehensive (loss)/income, net of tax	(31.3)	13.2
Comprehensive income	$337.4	$349.8

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$2,776.6	$3,191.1
Short-term marketable securities	41.0	23.5
Accounts receivable, net of allowance for doubtful accounts of $42.1 and $38.1, respectively	1,620.6	1,742.8
Other current assets	898.8	701.8
Total current assets before funds held for clients	5,337.0	5,659.2
Funds held for clients	24,787.2	33,841.2
Total current assets	30,124.2	39,500.4
Long-term marketable securities	7.8	7.8
Long-term receivables, net of allowance for doubtful accounts of $0.8 and $0.5, respectively	26.6	27.1
Property, plant and equipment, net	701.0	685.0
Other assets	1,225.5	1,233.5
Goodwill	1,698.5	1,682.0
Intangible assets, net	553.8	534.2
Total assets	$34,337.4	$43,670.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$117.8	$152.3
Accrued expenses and other current liabilities	1,279.6	1,246.8
Accrued payroll and payroll-related expenses	413.2	616.7
Dividends payable	237.3	238.4
Short-term deferred revenues	220.6	233.2
Income taxes payable	101.7	28.2
Total current liabilities before client funds obligations	2,370.2	2,515.6
Client funds obligations	24,349.1	33,331.8
Total current liabilities	26,719.3	35,847.4
Long-term debt	2,007.7	2,007.7
Other liabilities	734.0	701.1
Deferred income taxes	244.5	251.1
Long-term deferred revenues	381.8	381.1
Total liabilities	$30,087.3	$39,188.4

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	$—	$—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2016 and June 30, 2016; outstanding, 453.1 and 455.7 shares at September 30, 2016 and June 30, 2016, respectively	63.9	63.9
Capital in excess of par value	750.4	768.1
Retained earnings	14,130.2	14,003.3
Treasury stock - at cost: 185.6 and 183.0 shares at September 30, 2016 and June 30, 2016, respectively	(10,448.0)	(10,138.6)
Accumulated other comprehensive loss	(246.4)	(215.1)
Total stockholders’ equity	4,250.1	4,481.6
Total liabilities and stockholders’ equity	$34,337.4	$43,670.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$368.7	$336.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	77.6	68.8
Deferred income taxes	31.9	29.4
Stock-based compensation expense	31.1	34.7
Net pension expense	6.1	4.4
Net amortization of premiums and accretion of discounts on available-for-sale securities	23.2	24.1
Gain on sale of divested businesses, net of tax	—	(21.8)
Other	8.2	5.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease / (increase) in accounts receivable	121.0	(32.3)
Increase in other assets	(221.6)	(249.2)
Decrease in accounts payable	(36.3)	(19.5)
Decrease in accrued expenses and other liabilities	(80.1)	(71.9)
Net cash flows provided by operating activities	329.8	109.1

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,171.1)	(859.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	900.1	1,255.3
Net decrease / (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	9,160.8	(137.8)
Capital expenditures	(48.7)	(55.6)
Additions to intangibles	(57.2)	(45.4)
Acquisitions of businesses, net of cash acquired	(20.0)	—
Proceeds from the sale of divested businesses	—	162.5
Net cash flows provided by investing activities	8,763.9	319.2

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(8,928.3)	(275.1)
Net proceeds from debt issuance	—	1,986.4
Payments of debt	(0.5)	(0.6)
Repurchases of common stock	(328.6)	(308.1)
Net proceeds from stock purchase plan and stock-based compensation plans	(14.4)	(22.0)
Dividends paid	(241.8)	(229.0)
Other	—	(23.4)
Net cash flows (used in) / provided by financing activities	(9,513.6)	1,128.2

Effect of exchange rate changes on cash and cash equivalents	5.4	(11.1)

Net change in cash and cash equivalents	(414.5)	1,545.4

Cash and cash equivalents, beginning of period	3,191.1	1,639.3
Cash and cash equivalents, end of period	$2,776.6	$3,184.7

Supplemental disclosures of cash flow information:
Cash paid for interest	$33.4	$2.4
Cash paid for income taxes, net of income tax refunds	$36.3	$18.7

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for all businesses that qualify as a discontinued operation. The Interim Financial Data by Segment has been adjusted to reflect a change in the Company's segment profitability measure for all periods presented. Refer to Note 16 for further information.

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“fiscal 2016”).

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2016, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718)." As a result of this standard, the Company prospectively recorded income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after July 1, 2016. This resulted in a $15.5 million benefit in our income tax expense for the three months ended September 30, 2016. The Company retrospectively classified excess tax benefits as an operating activity on the Statements of Consolidated Cash Flows, which increased operating cash flows and decreased financing cash flows by $15.9 million for the three months ended September 30, 2015. Refer to Note 13 for the impact of the prospective adoption of the excess tax benefits in the income statement for the three months ended September 30, 2016.

In July 2016, the Company prospectively adopted ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The update provides guidance on whether a cloud computing arrangement includes a software license. For new and materially modified cloud computing arrangements that include a software license entered into after July 1, 2016, the Company accounted for the software license element consistent with the acquisition of other software licenses. If the new or materially modified cloud computing arrangement did not include a software license, the Company accounted for the arrangement as a service contract. The adoption of ASU 2015-05 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In July 2016, the Company prospectively adopted ASU 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The update allows an entity to remeasure their pension and other post-retirement benefit plan assets and liabilities at the month-end closest to a significant event such as a plan amendment, curtailment, or settlement. The adoption had no impact on the Company's consolidated results of operations, financial condition, or cash flows as presented, however the future impact of ASU 2015-04 will be dependent upon the nature of future significant events impacting the Company's pension plans, if any.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires that credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842)." This update amends the existing accounting standards for lease accounting, and requires lessees to recognize most lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the impact of ASU 2016-02 on its consolidated results of operations, financial condition, or cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance, and has since issued additional amendments to ASU 2014-09. These new standards require an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standards will also result in enhanced revenue related disclosures. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statements of Consolidated Financial Position.  The new standards are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company has not yet determined the impact of these new revenue recognition standards on its consolidated results of operations, financial condition, or cash flows.

Note 3. Acquisition

The Company acquired one business during the three months ended September 30, 2016 for $20.0 million, net of cash acquired. The acquisition was not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of this acquisition is not presented.

Assets acquired and liabilities assumed in the business combination were recorded on the Company’s Consolidated Balance Sheets as of the acquisition date based upon the estimated fair value at such date. The results of operations of the business acquired by the Company have been included in the Statements of Consolidated Earnings since the date of acquisition. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months.

Note 4. Disposition

On September 1, 2015, the Company completed the sale of its AdvancedMD ("AMD") business for a pre-tax gain of $29.1 million, less costs to sell, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The Company determined that the disposition did not meet the criteria for reporting discontinued operations under ASU 2014-08, which was adopted prospectively on July 1, 2015, as the disposition of this business does not represent a strategic shift that has a major effect on the Company's operations or financial results.

Note 5. Service Alignment Initiative

On July 28, 2016, the Company announced a Service Alignment Initiative that is intended to simplify the Company's service organization to align the Company's service operations to its strategic platforms. In addition to improving the client service experience, this initiative is expected to augment the Company's service capabilities by building aligned service capabilities within strategic locations. In fiscal 2016, the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in October 2016, the Company entered into a lease at a third location, in the Western part of the U.S., as part of this effort. The Company began incurring charges for this initiative in the three months ended September 30, 2016 and expects to continue to incur charges throughout the year ended June 30, 2017 ("fiscal 2017") and the year ended June 30, 2018 ("fiscal 2018") as the initiative is executed. The charges primarily relate to employee separation benefits recognized under Accounting Standards Codification ("ASC") 712, and also include charges for the relocation of certain current Company employees and accelerated depreciation of fixed assets. As the initiative further develops in fiscal 2017 and fiscal 2018, the Company also expects to incur charges related to lease termination costs. The Company expects to recognize pre-tax restructuring charges in the range of $100 million to $125 million through fiscal 2018, consisting primarily of cash expenditures for employee separation benefits in the range of $75 million to $85 million and other one-time costs in the range of $25 million to $40 million.

The table below summarizes the Company's Service Alignment Initiative activity for fiscal 2017:

	Employee separation benefits (a)	Other one time costs (b)	Total
Balance at June 30, 2016	$—	$—	$—
Charged to expense (c)	37.3	2.6	39.9
Cash payments	—	(0.6)	(0.6)
Non-cash utilization	—	(1.4)	(1.4)
Balance at September 30, 2016	$37.3	$0.6	$37.9

(a) - Charges are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
(b) - Other one time costs include costs to relocate certain current Company employees to new locations (included within selling, general and administrative expenses on the Statements of Consolidated Earnings) and accelerated depreciation on fixed assets (included within depreciation and amortization on the Statements of Consolidated Earnings).
(c) - All charges are included within the Other segment.

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2016
Net earnings from continuing operations	$368.7			$368.7
Weighted average shares (in millions)	452.3	1.2	1.8	455.3
EPS from continuing operations	$0.82			$0.81
Three Months Ended September 30, 2015
Net earnings from continuing operations	$337.5			$337.5
Weighted average shares (in millions)	462.4	1.3	2.0	465.7
EPS from continuing operations	$0.73			$0.72

Options to purchase 0.4 million and 1.3 million shares of common stock for the three months ended September 30, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended
	September 30,
	2016	2015
Interest income on corporate funds	$(22.9)	$(18.6)
Realized gains on available-for-sale securities	(0.4)	(0.9)
Realized losses on available-for-sale securities	0.3	0.9
Gain on sale of AMD (see Note 4)	—	(29.1)
Other income, net	$(23.0)	$(47.7)

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$5,861.6	$—	$—	$5,861.6
Available-for-sale securities:
Corporate bonds	9,275.7	230.1	(1.7)	9,504.1
U.S. government agencies	4,092.8	71.4	(0.1)	4,164.1
Asset-backed securities	4,134.6	54.5	(0.4)	4,188.7
Canadian government obligations and Canadian government agency obligations	984.9	12.0	—	996.9
Canadian provincial bonds	721.6	27.7	—	749.3
U.S. Treasury securities	947.6	11.6	—	959.2
Municipal bonds	617.1	19.9	(0.6)	636.4
Other securities	538.0	14.5	(0.2)	552.3

Total available-for-sale securities	21,312.3	441.7	(3.0)	21,751.0

Total corporate investments and funds held for clients	$27,173.9	$441.7	$(3.0)	$27,612.6

(A) Included within available-for-sale securities are corporate investments with fair values of $48.8 million and funds held for clients with fair values of $21,702.2 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (B)
Type of issue:
Money market securities, cash and other cash equivalents	$15,458.6	$—	$—	$15,458.6
Available-for-sale securities:
Corporate bonds	9,429.2	261.8	(0.6)	9,690.4
U.S. government agency securities	4,298.8	91.3	—	4,390.1
Asset-backed securities	3,761.9	59.0	(0.3)	3,820.6
Canadian government obligations and Canadian government agency obligations	995.1	12.8	—	1,007.9
Canadian provincial bonds	735.4	30.8	(0.1)	766.1
U.S. Treasury securities	746.9	16.3	—	763.2
Municipal bonds	594.2	23.9	(0.3)	617.8
Other securities	533.3	15.8	(0.2)	548.9

Total available-for-sale securities	21,094.8	511.7	(1.5)	21,605.0

Total corporate investments and funds held for clients	$36,553.4	$511.7	$(1.5)	$37,063.6

(B) Included within available-for-sale securities are corporate investments with fair values of $31.3 million and funds held for clients with fair values of $21,573.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2016. The Company did not transfer any assets between Levels during the three months ended September 30, 2016 or fiscal 2016. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of September 30, 2016.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2016, are as follows:

	September 30, 2016
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(1.7)	$474.8	$—	$41.4	$(1.7)	$516.2
U.S. government agencies	(0.1)	94.8	—	—	(0.1)	94.8
Asset-backed securities	(0.3)	294.2	(0.1)	132.6	(0.4)	426.8
Canadian government obligations and Canadian government agency obligations	—	7.6	—	—	—	7.6
Canadian provincial bonds	—	27.0	—	7.7	—	34.7
U.S. Treasury securities	—	2.1	—	—	—	2.1
Municipal bonds	(0.4)	61.5	(0.2)	8.1	(0.6)	69.6
Other securities	(0.1)	12.2	(0.1)	4.9	(0.2)	17.1
	$(2.6)	$974.2	$(0.4)	$194.7	$(3.0)	$1,168.9

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2016, are as follows:

	June 30, 2016
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(0.5)	$138.0	$(0.1)	$35.1	$(0.6)	$173.1
U.S. government agencies	—	—	—	—	—	—
Asset-backed securities	(0.1)	58.8	(0.2)	154.8	(0.3)	213.6
Canadian government obligations and Canadian government agency obligations	—	53.2	—	—	—	53.2
Canadian provincial bonds	(0.1)	19.1	—	7.8	(0.1)	26.9
U.S. Treasury securities	—	3.4	—	1.6	—	5.0
Municipal bonds	—	12.9	(0.3)	10.6	(0.3)	23.5
Other securities	(0.1)	10.5	(0.1)	8.0	(0.2)	18.5
	$(0.8)	$295.9	$(0.7)	$217.9	$(1.5)	$513.8

At September 30, 2016, corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2016 to May 2024.

At September 30, 2016, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $3,024.7 million and $944.6 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from October 2016 through September 2024.

At September 30, 2016, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $2,285.4 million, $1,270.7 million, $382.3 million, and $250.2 million respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2016.

At September 30, 2016, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $188.6 million, AAA and AA rated sovereign bonds of $166.6 million, and AA rated mortgage-backed securities of $103.1 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2016	2016
Corporate investments:
Cash and cash equivalents	$2,776.6	$3,191.1
Short-term marketable securities	41.0	23.5
Long-term marketable securities	7.8	7.8
Total corporate investments	$2,825.4	$3,222.4

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2016	2016
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$3,085.0	$12,267.5
Restricted short-term marketable securities held to satisfy client funds obligations	3,137.2	3,032.1
Restricted long-term marketable securities held to satisfy client funds obligations	18,565.0	18,541.6
Total funds held for clients	$24,787.2	$33,841.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $24,349.1 million and $33,331.8 million as of September 30, 2016 and June 30, 2016, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 80% of the available-for-sale securities held a AAA or AA rating at September 30, 2016, as rated by Moody's, Standard & Poor's and, for Canadian securities, DBRS.  All available-for-sale securities were rated as investment grade at September 30, 2016.

Expected maturities of available-for-sale securities at September 30, 2016 are as follows:

One year or less	$3,178.2
One year to two years	2,525.4
Two years to three years	4,039.2
Three years to four years	4,486.9
After four years	7,521.3

Total available-for-sale securities	$21,751.0

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the three months ended September 30, 2016 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2016	$1,677.2	$4.8	$1,682.0
Additions and other adjustments, net	13.2	—	13.2
Currency translation adjustments	3.3	—	3.3
Balance at September 30, 2016	$1,693.7	$4.8	$1,698.5

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2016	2016
Intangible assets:
Software and software licenses	$1,862.3	$1,811.6
Customer contracts and lists	612.0	603.7
Other intangibles	208.1	207.8
	2,682.4	2,623.1
Less accumulated amortization:
Software and software licenses	(1,435.9)	(1,403.8)
Customer contracts and lists	(491.9)	(486.4)
Other intangibles	(200.8)	(198.7)
	(2,128.6)	(2,088.9)
Intangible assets, net	$553.8	$534.2

Other intangibles consist primarily of purchased rights and trademarks (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 9 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $42.6 million and $35.7 million for the three months ended September 30, 2016 and 2015, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2017	$118.3
Twelve months ending June 30, 2018	$134.3
Twelve months ending June 30, 2019	$98.9
Twelve months ending June 30, 2020	$70.6
Twelve months ending June 30, 2021	$53.4
Twelve months ending June 30, 2022	$41.3

Note 10. Short-term Financing

The Company has a $3.25 billion, 364-day credit agreement with a group of lenders that matures in June 2017.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2016 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.25 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2016 and June 30, 2016, the Company had no commercial paper outstanding. For the three months ended September 30, 2016 and 2015, the Company had average daily borrowings of $4.1 billion and $3.5 billion, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2016 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2016 and June 30, 2016, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2016 and 2015, the Company had average outstanding balances under reverse repurchase agreements of $359.3 million and $485.6 million, respectively, at weighted average interest rates of 0.6% and 0.4%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2016 and June 30, 2016, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2016	June 30, 2016
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		21.8	22.3
		2,021.8	2,022.3
Less: current portion		(2.5)	(2.5)
Less: unamortized discount and debt issuance costs		(11.6)	(12.1)
Total long-term debt		$2,007.7	$2,007.7
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of September 30, 2016, the fair value of the Notes, based on Level 2 inputs, was $2,122.8 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2016.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

See the Company's Annual Report on Form 10-K for the year ended June 30, 2016, for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, and payout percentages. Also, see the Company's Annual Report on Form 10-K for the year ended June 30, 2016 for a discussion of the Company's process for estimating the fair value of stock options granted.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 4.0 million and 4.2 million shares in the three months ended September 30, 2016 and 2015, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended September 30, 2016 and 2015, respectively:

	Three Months Ended
	September 30,
	2016	2015
Operating expenses	$5.6	$5.9
Selling, general and administrative expenses	21.5	24.3
System development and programming costs	4.0	4.5
Total pre-tax stock-based compensation expense	$31.1	$34.7

Income tax benefit	$11.2	$12.6

As of September 30, 2016, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $24.9 million, $54.7 million, and $119.3 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years, 1.7 years, and 1.6 years, respectively.

During the three months ended September 30, 2016, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2016	4,869	$65
Options granted	1,231	$91
Options exercised	(373)	$52
Options canceled/forfeited	(104)	$81
Options outstanding at September 30, 2016	5,623	$71

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	1,889	434
Restricted shares/units granted	840	199
Restricted shares/units vested	(842)	(201)
Restricted shares/units forfeited	(42)	(6)
Restricted shares/units outstanding at September 30, 2016	1,845	426

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	574	811
Restricted shares/units granted	171	285
Restricted shares/units vested	(311)	(272)
Restricted shares/units forfeited	(8)	(73)
Restricted shares/units outstanding at September 30, 2016	426	751

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2016	2015
Risk-free interest rate	1.2%	1.6%
Dividend yield	2.3%	2.6%
Weighted average volatility factor	23.2%	25.6%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars)	$14.36	$13.16

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended
	September 30,
	2016	2015
Service cost – benefits earned during the period	$20.2	$17.6
Interest cost on projected benefits	15.1	16.9
Expected return on plan assets	(34.0)	(32.9)
Net amortization and deferral	4.8	2.8
Net pension expense	$6.1	$4.4

Note 13. Income Taxes

The effective tax rate for the three months ended September 30, 2016 and 2015 was 30.3% and 33.2%, respectively. The decrease in the effective tax rate is due to the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2), which decreased the Company's effective tax rate by 290 basis points, and adjustments to the tax liability in the three months ended September 30, 2016. These decreases were partially offset by a lower benefit related to the usage of foreign tax credits compared to the three months ended September 30, 2015.

Note 14. Commitments and Contingencies

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

During the second quarter of fiscal 2016, in the course of a compliance review of its clients and vendors globally, the Company determined that subsidiaries of the Company had previously entered into service arrangements outside the United States of America ("U.S.") with several entities that are designated as Specially Designated Nationals (“SDNs”) by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury.  Under these service arrangements, the Company provided managed service solutions to the SDNs. Immediately following the discovery of such service arrangements, the Company terminated the service arrangements with each SDN.  The Company voluntarily notified OFAC of the service arrangements and cooperated fully with OFAC.  In September 2016, the Company received a response from OFAC indicating that it had completed its review of this matter and decided to address this matter by issuing the Company a cautionary letter instead of pursuing a civil monetary penalty. The cautionary letter represents OFAC’s final enforcement response to the disclosed matter, but does not constitute a final agency determination as to whether a violation occurred. The letter does not preclude OFAC from taking future enforcement action should new or additional information warrant renewed attention. The Company does not expect any new or additional information.

The Company is subject to various claims, litigation and regulatory compliance matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. Management currently believes that the resolution of these claims, litigation and regulatory compliance matters against us, individually or in the aggregate, will not have a material adverse impact on our consolidated results of operations, financial condition or cash flows. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

It is not the Company’s business practice to enter into off-balance sheet arrangements. In the normal course of business, the Company may enter into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products.  The Company does not expect any material losses related to such representations and warranties.

In October 2016, the Company entered into a significant facility lease agreement in support of the Service Alignment Initiative (see Note 5), resulting in incremental obligations as follows:

Years ending June 30,

2018	$1.4
2019	5.4
2020	5.5
2021	5.7
Thereafter	41.9
$59.9

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive income/(loss) before reclassification adjustments	10.8	(71.4)		—		(60.6)
Tax effect	—	26.2		—		26.2
Reclassification adjustments to net earnings	—	(0.1)	(A)	5.1	(B)	5.0
Tax effect	—	—		(1.9)		(1.9)
Balance at September 30, 2016	$(243.0)	$288.5		$(291.9)		$(246.4)

	Three Months Ended
	September 30, 2015
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2015	$(228.3)	$143.9		$(176.2)		$(260.6)
Other comprehensive (loss)/income before reclassification adjustments	(22.0)	53.4		—		31.4
Tax effect	—	(20.0)		—		(20.0)
Reclassification adjustments to net earnings	—	—	(A)	2.9	(B)	2.9
Tax effect	—	—		(1.1)		(1.1)
Balance at September 30, 2015	$(250.3)	$177.3		$(174.4)		$(247.4)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 12).

Note 16. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employee’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees), non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, certain charges, and expenses that have not been allocated to the reportable segments. Beginning in the first quarter of fiscal 2017, the Company's chief operating decision maker began reviewing the Company's results with stock-based compensation included in the Company's operating segments. This change, as well as changes to the allocation methodology for certain allocations, has been adjusted in both the current period and the prior period in the table below, and did not materially affect reportable segment results.

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended
	September 30,
	2016	2015
Employer Services	$2,261.2	$2,130.8
PEO Services	794.7	701.5
Other	(3.6)	10.7
Reconciling item:
Client fund interest	(135.4)	(129.0)
	$2,916.9	$2,714.0

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,
	2016	2015
Employer Services	$656.6	$570.3
PEO Services	107.1	88.3
Other	(99.6)	(24.6)
Reconciling item:
Client fund interest	(135.4)	(129.0)
	$528.7	$505.0

Note 17. Subsequent Events

With the exception of the item discussed below and the new obligation discussed in Note 14, there are no further subsequent events for disclosure.

In November 2016, the Company signed an agreement to sell its Consumer Health Spending Account ("CHSA") and Consolidated Omnibus Reconciliation Act ("COBRA") businesses for $235 million.  The results of operations of these businesses are currently included within the Employer Services segment.  The Company expects the sale to be completed during the second quarter of fiscal 2017, subject to normal and customary closing conditions.  The transaction is expected to create a fiscal 2017 pre-tax gain of approximately $200 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries ("ADP" or "the Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or privacy breaches, fraudulent acts, system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2016 ("fiscal 2016"), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. Our Consolidated Financial Statements and relevant footnotes have been adjusted for discontinued operations.  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for fiscal 2016 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Highlights from the three months ended September 30, 2016 include:

•	New business bookings were flat from the three months ended September 30, 2015

•	Revenue grew 7%; 8% on a constant dollar basis

•	Diluted earning per share from continuing operations increased from $0.72 to $0.81; Adjusted diluted earnings per share from continuing operations increased from $0.68 to $0.86

•	Recorded a pre-tax restructuring charge of $39.9 million related to our previously announced Service Alignment Initiative

•	Continued our shareholder friendly actions by returning over $350 million via share repurchases and approximately $240 million via dividends

During the three months ended September 30, 2016, we continued to focus on our global HCM strategy and our results reflect the strength of our underlying business model, our success in the market, and our focus on growth. This focus is evidenced by our investments in product innovation, service, and our sales force.

Our new business bookings were flat in three months ended September 30, 2016, as compared to the three months ended September 30, 2015, which was consistent with our expectations for the quarter. In the quarter ended September 30, 2015, we experienced tailwinds driven by sales of our solutions that assist our clients in complying with the Affordable Care Act. Given our focus on product innovation, the high demand for additional HCM solutions, investments in our sales force, and continued positive economic growth in the United States of America ("U.S."), we continue to expect 4% to 6% new business bookings growth when compared to the full year fiscal 2016 new business bookings of $1.75 billion. Our sales force's ability to sell to clients and prospects as well as our implementation team's ability to implement drove solid revenue growth during the three months ended September 30, 2016.

This revenue growth is apparent within both of our business segments during the three months ended September 30, 2016. Revenue retention declined compared to the first three months of fiscal 2016 due to the loss of a large client within our Consumer Health Spending Account ("CHSA") business, which was anticipated at the beginning of the fiscal year. This metric continues to be a point of internal focus as we upgrade our clients from legacy platforms to our new cloud-based solutions and focus on improving the client experience. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

During the three months ended September 30, 2016, we incurred a $39.9 million charge for a previously announced multi-year Service Alignment Initiative intended to align our client service operations to our strategic platforms. In connection with this Service Alignment Initiative, we anticipate incurring pre-tax charges of $100 million to $125 million through the year ended June 30, 2018.

We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent, healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at September 30, 2016, with cash and cash equivalents and marketable securities of approximately $2.8 billion.

In November 2016, we signed an agreement to sell our CHSA and Consolidated Omnibus Reconciliation Act ("COBRA") businesses for $235 million.  This disposition, and subsequent partnership with the acquiring company, will allow us to further sharpen our focus on our core capabilities while continuing to deliver a full suite of HCM solutions to current and future clients in a seamless fashion. The results of operations of these businesses are included in the Employer Services segment.  The transaction is expected to create a fiscal 2017 pre-tax gain of approximately $200 million.

We continue to be pleased with the success of our sales operations, our ability to continuously innovate and offer new and exciting products to our clients, and the ability of our service organization to support these new services and strategic platforms.  We believe that our efforts during the quarter, in conjunction with our Service Alignment Initiative announced in July, positions us well as we continue in the year ended June 30, 2017 ("fiscal 2017").

Analysis of Consolidated Operations

	Three Months Ended
	September 30,		% Change
	2016	2015	As Reported	Constant Dollar Basis (Note 1)
Total revenues	$2,916.9	$2,714.0	7%	8%

Costs of revenues:
Operating expenses	1,531.5	1,439.8	6%	7%
Systems development and programming costs	154.9	156.1	(1)%	—%
Depreciation and amortization	57.2	50.6	13%	13%
Total costs of revenues	1,743.6	1,646.5	6%	6%

Selling, general and administrative costs	647.7	605.3	7%	7%
Interest expense	19.9	4.9	n/m	n/m
Total expenses	2,411.2	2,256.7	7%	7%

Other income, net	(23.0)	(47.7)	n/m	n/m

Earnings from continuing operations before income taxes	$528.7	$505.0	5%	4%
Margin	18.1%	18.6%

Provision for income taxes	$160.0	$167.5	(4)%	(5)%
Effective tax rate	30.3%	33.2%

Net earnings from continuing operations	$368.7	$337.5	9%	8%

Diluted earnings per share from continuing operations	$0.81	$0.72	13%	11%

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

The following table reconciles our reported results to adjusted results which exclude one or more of the following: our provision for income taxes, certain interest amounts, the charges related to our Service Alignment Initiative, and the gain on the sale of our AdvancedMD ("AMD") business in fiscal 2016. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the exclusion of these items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that these adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  Generally, the nature of these exclusions are for specific items that are not fundamental to our underlying business operations.  Specifically, we have excluded the impact of certain interest expense and certain interest income from adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT").  We continue to include the interest income earned on investments associated with our client funds investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model.  The amounts included as adjustments in the table below represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income." The majority of charges related to our Service Alignment Initiative represent severance charges.  Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to a broad-based, company-wide Service Alignment Initiative. Since Adjusted EBIT, Adjusted provision for income taxes, Adjusted net earnings from continuing operations, Adjusted diluted earnings per share ("Adjusted diluted EPS") from continuing operations, Adjusted EBIT margin and Adjusted effective tax rate are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations and diluted EPS from continuing operations and they may not be comparable to similarly titled measures used by other companies.

	Three Months Ended
	September 30,		% Change
	2016	2015	As Reported	Constant Dollar Basis
Net earnings from continuing operations	$368.7	$337.5	9%	8%
Adjustments:
Provision for income taxes	160.0	167.5
All other interest expense	15.0	3.0
All other interest income	(4.8)	(2.0)
Gain on sale of AMD	—	(29.1)
Service Alignment Initiative	39.9	—
Adjusted EBIT	$578.8	$476.9	21%	20%
Adjusted EBIT Margin	19.8%	17.6%

Provision for income taxes	$160.0	$167.5	(4)%	(5)%
Adjustments:
Gain on sale of AMD (a)	—	(7.3)
Service Alignment Initiative (b)	15.1	—
Adjusted provision for income taxes	$175.1	$160.2	9%	8%
Adjusted effective tax rate (c)	30.8%	33.7%

Net earnings from continuing operations	$368.7	$337.5	9%	8%
Adjustments:
Gain on sale of AMD	—	(29.1)
Service Alignment Initiative	39.9	—
Provision for income taxes on gain on sale of AMD (a)	—	7.3
Income tax benefit for Service Alignment Initiative (b)	(15.1)	—
Adjusted net earnings from continuing operations	$393.5	$315.7	25%	24%

Diluted earnings per share from continuing operations	$0.81	$0.72	13%	11%
Adjustments:
Gain on sale of AMD	—	(0.05)
Service Alignment Initiative	0.05	—
Adjusted diluted EPS from continuing operations	$0.86	$0.68	26%	26%

(a) - The tax on the gain on the sale of the AMD business was calculated based on the marginal rate in effect during the quarter of the adjustment adjusted for a book vs. tax basis difference primarily due to a previously recorded non tax-deductible goodwill impairment charge.

(b) - The tax provision on the Service Alignment Initiative was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(c) - The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings from continuing operations plus our Adjusted provision for income taxes.

Total Revenues

Our revenues, as reported, increased 7% for the three months ended September 30, 2016, despite one percentage point of combined pressure from foreign currency translation and the impact of the disposition of our AMD business in fiscal 2016, primarily due to new business started during the past twelve months from new business sold. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the three months ended September 30, 2016 include interest on funds held for clients of $89.2 million, as compared to $87.8 million for the three months ended September 30, 2015. The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 4% to $20,046.1 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Total Expenses

Our total expenses, as reported, increased 7% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase is primarily due to an increase in PEO pass-through costs and the charges related to our Service Alignment Initiative. Total expenses also increased due to increased costs to service our client base in support of our growing revenue.

Operating expenses, as reported, increased 6% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $597.9 million for the three months ended September 30, 2016, which included costs for benefits coverage of $516.1 million and costs for workers' compensation and payment of state unemployment taxes of $81.8 million. These pass-through costs were $534.1 million for the three months ended September 30, 2015, which included costs for benefits coverage of $452.7 million and costs for workers' compensation and payment of state unemployment taxes of $81.4 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue. These increases were partially offset by the impact of foreign currency translation.

Systems development and programming costs, as reported, decreased 1% for the three months ended September 30, 2016, when compared to the same period in the prior year, due to the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 7% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was primarily related to charges for the Service Alignment Initiative that is intended to simplify the service organization to align the Company's service operations to its strategic platforms. This increase was partially offset by the impact of foreign currency translation.

Other Income, net

	Three Months Ended
	September 30,
	2016	2015	$ Change
Interest income on corporate funds	$(22.9)	$(18.6)	$4.3
Realized gains on available-for-sale securities	(0.4)	(0.9)	(0.5)
Realized losses on available-for-sale securities	0.3	0.9	0.6
Gain on sale of AMD (see Note 4 of the consolidated financial statements)	—	(29.1)	(29.1)
Other income, net	$(23.0)	$(47.7)	$(24.7)

Other income, net, decreased $24.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  The decrease was primarily due to the gain on sale of the AMD business of $29.1 million in the three months ended September 30, 2015.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes, as reported, increased 5% for the three months ended September 30, 2016 due to the increases in revenues and expenses discussed above. Overall margin decreased from 18.6% in the three months ended September 30, 2015 to 18.1% in the three months ended September 30, 2016 primarily due to charges related to the Service Alignment Initiative, the gain on the sale of AMD in fiscal 2016, and additional interest expense related to our September 2015 $2.0 billion senior note issuance in the three months ended September 30, 2016 than the three months ended September 30, 2015, partially offset by operating efficiencies and selling expenses growing slower than revenue.

Adjusted EBIT

Adjusted EBIT, which excludes the impact of the charges related to the Service Alignment Initiative and the sale of the AMD business in fiscal 2016, increased 21% for the three months ended September 30, 2016 due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin increased from 17.6% in the three months ended September 30, 2015 to 19.8% in the three months ended September 30, 2016 due to operating efficiencies and selling expenses growing slower than revenue.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2016 and 2015 was 30.3% and 33.2%, respectively. The decrease in the effective tax rate is due to the adoption of Accounting Standards Update ("ASU") 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our consolidated financial statements), which decreased the Company's effective tax rate by 290 basis points, and adjustments to the tax liability in the three months ended September 30, 2016. These decreases were partially offset by a lower benefit related to the usage of foreign tax credits compared to the three months ended September 30, 2015.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the impact of the charges related to the Service Alignment Initiative in fiscal 2016 and the sale of the AMD business in fiscal 2015, for the three months ended September 30, 2016 and 2015 was 30.8% and 33.7%, respectively. The decrease in the effective tax rate is due to the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our consolidated financial statements), which decreased the Company's effective tax rate by 270 basis points, and adjustments to the tax liability in the three months ended September 30, 2016. These decreases were partially offset by a lower benefit related to the usage of foreign tax credits compared to the three months ended September 30, 2015.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations, as reported, increased 9% for the three months ended September 30, 2016 due to the increase in earnings from continuing operations before income taxes described above and the impact of the lower effective tax rate when compared to the same period in the prior year.

For the three months ended September 30, 2016, our diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations (inclusive of a $0.03 impact from the adoption of ASU 2016-09) and the impact of fewer shares outstanding as a result of the repurchase of 4.0 million shares during the three months ended September 30, 2016 and the repurchase of 13.8 million shares in fiscal 2016, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted Earnings per Share from Continuing Operations

Adjusted net earnings from continuing operations increased 25% for the three months ended September 30, 2016 due to the increase in revenues and expenses described above and the impact of the lower effective tax rate when compared to the three months ended September 30, 2015.

For the three months ended September 30, 2016, our adjusted diluted earnings per share from continuing operations reflects the increase in adjusted net earnings from continuing operations (inclusive of a $0.03 impact from the adoption of ASU 2016-09) and the impact of fewer shares outstanding as a result of the repurchase of 4.0 million shares during the three months ended September 30, 2016 and the repurchase of 13.8 million shares in fiscal 2016, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended
	September 30,		% Change
	2016	2015	As Reported	Constant Dollar Basis
Employer Services	$2,261.2	$2,130.8	6%	6%
PEO Services	794.7	701.5	13%	13%
Other	(3.6)	10.7	n/m	n/m
Reconciling item:
Client fund interest	(135.4)	(129.0)	n/m	n/m
	$2,916.9	$2,714.0	7%	8%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended
	September 30,		% Change
	2016	2015	As Reported	Constant Dollar Basis
Employer Services	$656.6	$570.3	15%	14%
PEO Services	107.1	88.3	21%	21%
Other	(99.6)	(24.6)	n/m	n/m
Reconciling item:
Client fund interest	(135.4)	(129.0)	n/m	n/m
	$528.7	$505.0	5%	4%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 6% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Revenues increased due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.7% for the three months ended September 30, 2016 as compared to the three month ended September 30, 2015. The increases were partially offset by the impacts of client losses. Our worldwide client revenue retention rate for the three months ended September 30, 2016 decreased 100 basis points as compared to our rate for the three months ended September 30, 2015 due to the loss of a large client within our CHSA business, which was anticipated at the beginning of the fiscal year.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 15% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $44.1 million. The increase in expenses is related to increased costs of servicing our clients on growing revenues as well as increased selling expenses.

Employer Services' overall margin increased from 26.8% to 29.0% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase is due to operating efficiencies, selling expenses growing more slowly than revenue, and an increase of 20 basis points from foreign currency translation.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 13% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Such revenues include pass-through costs of $597.9 million for the three months ended September 30, 2016 and $534.1 million for the three months ended September 30, 2015 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 13% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes increased 21% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase was due to increased revenues discussed above, which is partially offset by an increase in expenses of $74.4 million. The increase in expenses is primarily related to an increase in pass-through costs of $63.8 million described above. Overall margin increased from 12.6% to 13.5% for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues.

Other

The primary components of the “Other” segment are the results of operations of ADP Indemnity, non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, certain charges and expenses that have not been allocated to the reportable segments, and the historical results of the AMD business. Beginning in the first quarter of fiscal 2017, our chief operating decision maker began reviewing the Company's results with stock-based compensation included in the Company's operating segments. This change, as well as changes to the allocation methodology for certain corporate level allocations, has been adjusted in both the current period and the prior period in the table above, and did not materially affect reportable segment results.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  For the fiscal years 2013 to 2017, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During the three months ended September 30, 2016, ADP Indemnity paid a premium of $221.0 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2017 policy year on terms substantially similar to the 2016 reinsurance policy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations together with our $9.25 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements together with our $9.25 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see Quantitative and Qualitative Disclosures about Market Risk for a further discussion of the risks of our client funds investment strategy. See Note 10 of our consolidated financial statements for a description of our short-term financing including commercial paper.

As of September 30, 2016, cash and short-term marketable securities were $2,817.6 million, which were primarily invested in time deposits, money market funds and asset-backed commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2016 and 2015, are summarized as follows:

	Three Months Ended
	September 30,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$329.8	$109.1	$220.7
Investing activities	8,763.9	319.2	8,444.7
Financing activities	(9,513.6)	1,128.2	(10,641.8)
Effect of exchange rate changes on cash and cash equivalents	5.4	(11.1)	16.5
Net change in cash and cash equivalents	$(414.5)	$1,545.4	$(1,959.9)

Net cash flows provided by operating activities for the three months ended September 30, 2016 and September 30, 2015 include cash payments for reinsurance agreements of $221.0 million and $202.0 million, respectively, which represents the policy premium for the entire fiscal year. The increase in operating cash provided is due to changes in net working capital, primarily due to the timing of cash received from our clients in the normal course of business.

Net cash flows provided by investing activities increased due to the change in restricted cash and cash equivalents held to satisfy client funds obligations of $9,298.6 million, partially offset by the timing of purchases of and proceeds from corporate and client funds marketable securities of $666.5 million, and the sale of AMD during the three months ended September 30, 2015.

Net cash flows of financing activities decreased due to a net decrease in client fund obligations of $8,653.2 million and proceeds from our $2.0 billion September 2015 debt issuance.

We purchased 4.0 million shares of our common stock at an average price per share of $88.97 during the three months ended September 30, 2016 as compared to purchases of 4.2 million shares at an average price per share of $79.04 during the three months ended September 30, 2015.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Capital Resources and Client Funds Obligations

In September 2015, we issued $2.0 billion of senior unsecured notes with maturity dates in 2020 and 2025. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 11 of our consolidated financial statements for a description of our long-term financing including this fiscal 2016 debt issuance.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.25 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended September 30, 2016 and 2015, our average daily borrowings were $4.1 billion and $3.5 billion, respectively, at weighted average interest rates of 0.4% and 0.2%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2016 was approximately two days. At September 30, 2016 and June 30, 2016, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2016 and June 30, 2016, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2016 and 2015, we had average outstanding balances under reverse repurchase agreements of $359.3 million and $485.6 million, respectively, at weighted average interest rates of 0.6% and 0.4%, respectively. See Note 8 of our consolidated financial statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.25 billion, 364-day credit agreement with a group of lenders that matures in June 2017 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2020 and June 2021, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through September 30, 2016 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.25 billion available to us under the revolving credit agreements. See Note 10 of our consolidated financial statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, equipment lease, rate reduction, and other asset-backed securities, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 8 of our consolidated financial statements for a description of our corporate investments and funds held for clients.

Capital expenditures for continuing operations for the three months ended September 30, 2016 were $52.0 million, as compared to $53.8 million for the three months ended September 30, 2015.  Capital expenditures for continuing operations for fiscal 2017 are expected to be about $250 million, as compared to $165.7 million in fiscal 2016.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, short-term marketable securities, and long-term marketable securities) and client funds assets (funds that have been collected from clients but not yet been remitted to the applicable tax authorities or client employees).

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.25 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 ("P-1") by Moody’s, the highest possible credit ratings), ability to engage in reverse repurchase transactions and available borrowings under our $9.25 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2016	2015
Average investment balances at cost:
Corporate investments	$7,334.5	$5,689.4
Funds held for clients	20,046.1	19,358.9
Total	$27,380.6	$25,048.4

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.3%	1.3%
Funds held for clients	1.8%	1.8%
Total	1.6%	1.7%

Realized gains on available-for-sale securities	$(0.4)	$(0.9)
Realized losses on available-for-sale securities	0.3	0.9
Net realized gains on available-for-sale securities	$(0.1)	$—

	September 30, 2016	June 30, 2016
Net unrealized pre-tax gains on available-for-sale securities	$438.7	$510.2

Total available-for-sale securities at fair value	$21,751.0	$21,605.0

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio decreased from 1.7% for the three months ended September 30, 2015 to 1.6% for the three months ended September 30, 2016.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $11 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2017.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending September 30, 2017.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, DBRS. Approximately 80% of our available-for-sale securities held a AAA or AA rating at September 30, 2016.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at September 30, 2016 or June 30, 2016.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1 to 31, 2016	2,097	$92.78	—	38,484,415

August 1 to 31, 2016	2,070,000	$89.59	2,070,000	36,414,415

September 1 to 30, 2016	2,403,011	$85.12	1,890,000	34,524,415
Total	4,475,108		3,960,000

(1)  During the three months ended September 30, 2016, pursuant to the terms of the Company's restricted stock program, the Company purchased 515,108 shares at the then market value of the shares in connection with the exercise by employees of their options under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company announced the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval	Shares
August 2014	30 million
August 2015	25 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.10	Automatic Data Processing Inc. Deferred Compensation Plan, as Amended and Restated Effective September 15, 2016 (Management Compensatory Plan)
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 3, 2016	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)