Form 10-Q
period 2016-12-31
AUTOMATIC DATA PROCESSING INC
filed 2017-02-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of January 27, 2017 was 448,902,582.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,077.4	$1,984.4	$4,114.8	$3,913.0
Interest on funds held for clients	91.8	89.3	181.0	177.1
PEO revenues (A)	818.1	733.3	1,608.4	1,430.9
TOTAL REVENUES	2,987.3	2,807.0	5,904.2	5,521.0

EXPENSES:
Costs of revenues:
Operating expenses	1,560.4	1,479.4	3,091.9	2,919.3
Systems development and programming costs	152.5	149.6	307.4	305.7
Depreciation and amortization	54.9	53.5	112.2	104.0
TOTAL COSTS OF REVENUES	1,767.8	1,682.5	3,511.5	3,329.0

Selling, general, and administrative expenses	640.8	627.2	1,288.6	1,232.4
Interest expense	20.5	16.8	40.4	21.8
TOTAL EXPENSES	2,429.1	2,326.5	4,840.5	4,583.2

Other income, net	(228.0)	(27.4)	(251.1)	(75.1)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	786.2	507.9	1,314.8	1,012.9

Provision for income taxes	275.3	166.5	435.2	334.0
NET EARNINGS FROM CONTINUING OPERATIONS	$510.9	$341.4	$879.6	$678.9

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	—	—	(1.4)
Benefit for income taxes	—	—	—	(0.5)
NET LOSS FROM DISCONTINUED OPERATIONS	$—	$—	$—	$(0.9)

NET EARNINGS	$510.9	$341.4	$879.6	$678.0

Basic Earnings Per Share from Continuing Operations	$1.14	$0.75	$1.95	$1.48
Basic Loss Per Share from Discontinued Operations	—	—	—	—
BASIC EARNINGS PER SHARE	$1.14	$0.75	$1.95	$1.47

Diluted Earnings Per Share from Continuing Operations	$1.13	$0.74	$1.94	$1.47
Diluted Loss Per Share from Discontinued Operations	—	—	—	—
DILUTED EARNINGS PER SHARE	$1.13	$0.74	$1.94	$1.46

Basic weighted average shares outstanding	447.9	457.6	450.1	460.0
Diluted weighted average shares outstanding	450.3	460.3	452.7	462.9

Dividends declared per common share	$0.570	$0.530	$1.100	$1.020

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $9,145.5 million and $8,373.0 million for the three months ended December 31, 2016 and 2015, respectively, and $16,833.1 million and $15,238.2 million for the six months ended December 31, 2016 and 2015, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net earnings	$510.9	$341.4	$879.6	$678.0

Other comprehensive income/loss:
Currency translation adjustments	(55.0)	(24.4)	(44.2)	(46.4)

Unrealized net losses on available-for-sale securities	(413.3)	(174.3)	(484.7)	(121.0)
Tax effect	145.4	62.5	171.6	42.6
Reclassification of net (gains)/losses on available-for-sale securities to net earnings	(1.3)	3.8	(1.4)	3.8
Tax effect	0.6	(1.2)	0.6	(1.2)

Reclassification of pension liability adjustment to net earnings	5.1	3.0	10.2	5.9
Tax effect	(1.8)	(1.1)	(3.7)	(2.2)

Other comprehensive loss, net of tax	(320.3)	(131.7)	(351.6)	(118.5)
Comprehensive income	$190.6	$209.7	$528.0	$559.5

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$2,705.2	$3,191.1
Accounts receivable, net of allowance for doubtful accounts of $45.6 and $38.1, respectively	1,839.5	1,742.8
Other current assets	837.0	725.3
Total current assets before funds held for clients	5,381.7	5,659.2
Funds held for clients	30,426.4	33,841.2
Total current assets	35,808.1	39,500.4
Long-term receivables, net of allowance for doubtful accounts of $0.8 and $0.5, respectively	24.6	27.1
Property, plant and equipment, net	733.2	685.0
Other assets	1,228.2	1,241.3
Goodwill	1,652.9	1,682.0
Intangible assets, net	552.4	534.2
Total assets	$39,999.4	$43,670.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$137.4	$152.3
Accrued expenses and other current liabilities	1,420.3	1,246.8
Accrued payroll and payroll-related expenses	444.7	616.7
Dividends payable	253.2	238.4
Short-term deferred revenues	215.4	233.2
Income taxes payable	82.7	28.2
Total current liabilities before client funds obligations	2,553.7	2,515.6
Client funds obligations	30,402.6	33,331.8
Total current liabilities	32,956.3	35,847.4
Long-term debt	2,002.5	2,007.7
Other liabilities	770.6	701.1
Deferred income taxes	85.1	251.1
Long-term deferred revenues	369.8	381.1
Total liabilities	36,184.3	39,188.4

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2016 and June 30, 2016; outstanding, 448.9 and 455.7 shares at December 31, 2016 and June 30, 2016, respectively	63.9	63.9
Capital in excess of par value	784.2	768.1
Retained earnings	14,384.7	14,003.3
Treasury stock - at cost: 189.8 and 183.0 shares at December 31, 2016 and June 30, 2016, respectively	(10,851.0)	(10,138.6)
Accumulated other comprehensive loss	(566.7)	(215.1)
Total stockholders’ equity	3,815.1	4,481.6
Total liabilities and stockholders’ equity	$39,999.4	$43,670.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net earnings	$879.6	$678.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	156.0	141.4
Deferred income taxes	27.7	36.7
Stock-based compensation expense	66.9	70.7
Net pension expense	12.1	8.8
Net amortization of premiums and accretion of discounts on available-for-sale securities	45.5	48.0
Gain on sale of building	—	(13.9)
Gain on sale of divested businesses, net of tax	(121.4)	(21.8)
Other	13.6	9.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(119.7)	(111.2)
Increase in other assets	(144.1)	(226.1)
Decrease in accounts payable	(16.1)	(18.0)
Increase / (Decrease) in accrued expenses and other liabilities	41.0	(87.0)
Net cash flows provided by operating activities	841.1	515.4

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,359.5)	(2,439.5)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,878.0	2,664.2
Net decrease / (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	3,213.0	(6,063.2)
Capital expenditures	(119.7)	(99.4)
Additions to intangibles	(106.6)	(105.7)
Acquisitions of businesses, net of cash acquired	(20.0)	—
Proceeds from the sale of property, plant, and equipment and other assets	—	15.7
Proceeds from the sale of divested businesses	234.0	162.2
Net cash flows provided by / (used in) investing activities	2,719.2	(5,865.7)

Cash Flows from Financing Activities:
Net (decrease) / increase in client funds obligations	(2,799.9)	5,793.6
Net proceeds from debt issuance	—	1,986.3
Payments of debt	(1.0)	(1.2)
Repurchases of common stock	(765.3)	(773.0)
Net proceeds from stock purchase plan and stock-based compensation plans	19.2	3.3
Dividends paid	(482.3)	(458.8)
Other	—	(23.4)
Net cash flows (used in) / provided by financing activities	(4,029.3)	6,526.8

Effect of exchange rate changes on cash and cash equivalents	(16.9)	(20.9)

Net change in cash and cash equivalents	(485.9)	1,155.6

Cash and cash equivalents, beginning of period	3,191.1	1,639.3
Cash and cash equivalents, end of period	$2,705.2	$2,794.9

Supplemental disclosures of cash flow information:
Cash paid for interest	$39.2	$4.3
Cash paid for income taxes, net of income tax refunds	$332.6	$311.9

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2016, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718)." As a result of this standard, the Company prospectively recorded income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after July 1, 2016. This resulted in a $4.9 million and $20.3 million benefit in our income tax expense for the three and six months ended December 31, 2016, respectively. The Company retrospectively classified excess tax benefits as an operating activity on the Statements of Consolidated Cash Flows, which increased operating cash flows and decreased financing cash flows by $22.7 million for the six months ended December 31, 2015. Refer to Note 13 for the impact of the prospective adoption of the excess tax benefits in the income statement for the three and six months ended December 31, 2016.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business" to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company, if any.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance, and has since issued additional amendments to ASU 2014-09. These new standards require an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standards will also result in enhanced revenue related disclosures. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statements of Consolidated Financial Position. The new standards are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company expects to adopt the new standard in its fiscal year beginning on July 1, 2018 and anticipates applying the guidance under the full retrospective approach. The Company has not fully determined the impact of these new revenue recognition standards on its consolidated results of operations, financial condition, or cash flows; however, the Company expects the provisions to primarily impact the manner in which it treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). Generally, as it relates to these two items, the provisions of the new standard will result in the Company deferring additional costs on the Consolidated Balance Sheets and subsequently amortizing them to the Statements of Consolidated Earnings over the expected client life.

Note 3. Acquisitions

In January 2017, the Company acquired The Marcus Buckingham Company, Inc. ("TMBC") for total cash consideration at closing of approximately $70.0 million and contingent consideration of up to $35.0 million, which is payable over the next three years, subject to the achievement of specified financial metrics and/or other conditions. TMBC is a provider of talent management technology, coaching and consulting solutions. The results of TMBC will be reported within the Company’s Employer Services segment. The Company has not yet finalized the purchase price allocation or its valuation of the contingent consideration arrangement for this acquisition.

The Company acquired one business during the six months ended December 31, 2016 for $20.0 million, net of cash acquired. The acquisition was not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of this acquisition is not presented.

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

Note 4. Divestitures

On November 28, 2016, the Company completed the sale of its Consumer Health Spending Account ("CHSA") and Consolidated Omnibus Reconciliation Act ("COBRA") businesses for a pre-tax gain of $205.4 million, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The historical results of operations of these businesses are included in the Employer Services segment.

On September 1, 2015, the Company completed the sale of its AdvancedMD ("AMD") business for a pre-tax gain of $29.1 million, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The historical results of operations of this business is included in the Other segment.

The Company determined that the CHSA, COBRA and AMD divestitures did not meet the criteria for reporting discontinued operations under ASU 2014-08 as the disposition of these businesses does not represent a strategic shift that has a major effect on the Company's operations or financial results.

Note 5. Service Alignment Initiative

On July 28, 2016, the Company announced a Service Alignment Initiative that is intended to simplify the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In fiscal 2016, the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in October 2016, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges for this initiative during the first quarter of the fiscal year and expects to continue to incur charges throughout the year ended June 30, 2017 ("fiscal 2017") and the year ended June 30, 2018 ("fiscal 2018") as the initiative is executed. The charges primarily relate to employee separation benefits recognized under Accounting Standards Codification ("ASC") 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company expects to recognize pre-tax restructuring charges in the range of $100 million to $125 million through fiscal 2018, consisting primarily of cash expenditures for employee separation benefits in the range of $75 million to $85 million, and other initiative costs in the range of $25 million to $40 million.

The table below summarizes the composition of the Company's Service Alignment Initiative charges:

	Three Months Ended	Six Months Ended	Cumulative amount from inception through December 31,
	December 31,	December 31,
	2016	2016	2016
Employee separation benefits (a)	$—	$37.3	$37.3
Other initiative costs (b)	1.2	3.8	3.8
Total (c)	$1.2	$41.1	$41.1

Activity for the Service Alignment Initiative liability for the six months ended December 31, 2016 was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2016	$—	$—	$—
Charged to expense	37.3	3.8	41.1
Cash payments	(1.5)	(1.7)	(3.2)
Non-cash utilization	—	(1.6)	(1.6)
Balance at December 31, 2016	$35.8	$0.5	$36.3

(a) - Charges are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
(b) - Other initiative costs include costs to relocate certain current Company employees to new locations, and lease termination charges (both included within selling, general and administrative expenses on the Statements of Consolidated Earnings), and accelerated depreciation on fixed assets (included within depreciation and amortization on the Statements of Consolidated Earnings).
(c) - All charges are included within the Other segment.

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2016
Net earnings from continuing operations	$510.9			$510.9
Weighted average shares (in millions)	447.9	1.1	1.3	450.3
EPS from continuing operations	$1.14			$1.13
Three Months Ended December 31, 2015
Net earnings from continuing operations	$341.4			$341.4
Weighted average shares (in millions)	457.6	1.3	1.3	460.3
EPS from continuing operations	$0.75			$0.74

Six Months Ended December 31, 2016
Net earnings from continuing operations	$879.6			$879.6
Weighted average shares (in millions)	450.1	1.1	1.5	452.7
EPS from continuing operations	$1.95			$1.94
Six Months Ended December 31, 2015
Net earnings from continuing operations	$678.9			$678.9
Weighted average shares (in millions)	460.0	1.2	1.6	462.9
EPS from continuing operations	$1.48			$1.47

Options to purchase 1.2 million and 0.9 million shares of common stock for the three months ended December 31, 2016 and 2015, respectively, and 0.8 million and 1.6 million shares of common stock for the six months ended December 31, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Interest income on corporate funds	$(21.3)	$(17.3)	$(44.3)	$(35.9)
Realized gains on available-for-sale securities	(2.0)	(0.5)	(2.5)	(1.5)
Realized losses on available-for-sale securities	0.7	4.3	1.1	5.3
Gain on sale of businesses (see Note 4)	(205.4)	—	(205.4)	(29.1)
Gain on sale of building	—	(13.9)	—	(13.9)
Other income, net	$(228.0)	$(27.4)	$(251.1)	$(75.1)

At December 31, 2015, the Company concluded that it had the intent to sell certain available-for-sale securities with unrealized losses of $3.6 million. As such, the Company recorded an impairment charge of $3.6 million which is included in the realized losses on available-for-sale securities in the table above. During fiscal 2016, all such securities had been sold.

During the three months ended December 31, 2015, the Company sold a building and, as a result, recorded a gain of $13.9 million in Other income, net, on the Statements of Consolidated Earnings.

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$11,721.5	$—	$—	$11,721.5
Available-for-sale securities:
Corporate bonds	9,221.1	75.6	(49.2)	9,247.5
U.S. government agency securities	3,833.5	21.6	(20.5)	3,834.6
Asset-backed securities	4,260.5	10.5	(17.3)	4,253.7
Canadian government obligations and Canadian government agency obligations	955.3	5.4	(5.8)	954.9
Canadian provincial bonds	699.2	16.3	(1.2)	714.3
U.S. Treasury securities	1,364.7	1.9	(21.6)	1,345.0
Municipal bonds	614.5	7.9	(5.7)	616.7
Other securities	485.7	8.0	(1.7)	492.0

Total available-for-sale securities	21,434.5	147.2	(123.0)	21,458.7

Total corporate investments and funds held for clients	$33,156.0	$147.2	$(123.0)	$33,180.2

(A) Included within available-for-sale securities are corporate investments with fair values of $48.6 million and funds held for clients with fair values of $21,410.1 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2016. The Company did not transfer any assets between Levels during the six months ended December 31, 2016 or fiscal 2016. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of December 31, 2016.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2016, are as follows:

	December 31, 2016
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(49.2)	$3,958.2	$—	$22.5	$(49.2)	$3,980.7
U.S. government agency securities	(20.5)	1,765.9	—	—	(20.5)	1,765.9
Asset-backed securities	(17.2)	2,264.8	(0.1)	77.8	(17.3)	2,342.6
Canadian government obligations and Canadian government agency obligations	(5.8)	501.5	—	—	(5.8)	501.5
Canadian provincial bonds	(1.2)	180.4	—	7.6	(1.2)	188.0
U.S. Treasury securities	(21.6)	1,186.7	—	—	(21.6)	1,186.7
Municipal bonds	(5.4)	275.7	(0.3)	6.6	(5.7)	282.3
Other securities	(1.5)	82.1	(0.2)	8.9	(1.7)	91.0
	$(122.4)	$10,215.3	$(0.6)	$123.4	$(123.0)	$10,338.7

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

At December 31, 2016, corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2017 through May 2024.

At December 31, 2016, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $2,778.3 million and $837.9 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from January 2017 through October 2024.

At December 31, 2016, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $2,307.2 million, $1,321.4 million, $380.5 million, and $244.5 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2016.

At December 31, 2016, other securities and their fair value primarily represent: AAA and AA rated sovereign bonds of $153.2 million, AAA and AA rated supranational bonds of $148.5 million, and AA rated mortgage-backed securities of $98.2 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2016	2016
Corporate investments:
Cash and cash equivalents	$2,705.2	$3,191.1
Short-term marketable securities (a)	41.0	23.5
Long-term marketable securities (b)	7.6	7.8
Total corporate investments	$2,753.8	$3,222.4

(a) - Short-term marketable securities are included within Other current assets on the Consolidated Balance Sheets.

(b) - Long-term marketable securities are included within Other assets on the Consolidated Balance Sheets.

Funds held for clients represent assets that, based upon the Company's intent, are restricted for use solely for the purposes of satisfying the obligations to remit funds relating to the Company’s payroll and payroll tax filing services, which are classified as client funds obligations on our Consolidated Balance Sheets.

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2016	2016
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$9,016.3	$12,267.5
Restricted short-term marketable securities held to satisfy client funds obligations	2,977.3	3,032.1
Restricted long-term marketable securities held to satisfy client funds obligations	18,432.8	18,541.6
Total funds held for clients	$30,426.4	$33,841.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $30,402.6 million and $33,331.8 million as of December 31, 2016 and June 30, 2016, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 81% of the available-for-sale securities held a AAA or AA rating at December 31, 2016, as rated by Moody's, Standard & Poor's and, for Canadian securities, DBRS.  All available-for-sale securities were rated as investment grade at December 31, 2016.

Expected maturities of available-for-sale securities at December 31, 2016 are as follows:

One year or less	$3,018.3
One year to two years	2,403.8
Two years to three years	4,199.7
Three years to four years	4,768.4
After four years	7,068.5
Total available-for-sale securities	$21,458.7

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the six months ended December 31, 2016 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2016	$1,677.2	$4.8	$1,682.0
Additions and other adjustments, net	13.2	—	13.2
Currency translation adjustments	(20.9)	—	(20.9)
Disposition of CHSA and COBRA businesses	(21.4)	—	(21.4)
Balance at December 31, 2016	$1,648.1	$4.8	$1,652.9

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2016	2016
Intangible assets:
Software and software licenses	$1,895.7	$1,811.6
Customer contracts and lists	599.4	603.7
Other intangibles	208.1	207.8
	2,703.2	2,623.1
Less accumulated amortization:
Software and software licenses	(1,458.2)	(1,403.8)
Customer contracts and lists	(490.1)	(486.4)
Other intangibles	(202.5)	(198.7)
	(2,150.8)	(2,088.9)
Intangible assets, net	$552.4	$534.2

Other intangibles consist primarily of purchased rights and trademarks (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 9 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $42.8 million and $38.0 million for the three months ended December 31, 2016 and 2015, respectively, and $85.4 million and $73.7 million for the six months ended December 31, 2016 and 2015, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2017	$80.4
Twelve months ending June 30, 2018	$143.9
Twelve months ending June 30, 2019	$108.6
Twelve months ending June 30, 2020	$78.3
Twelve months ending June 30, 2021	$59.8
Twelve months ending June 30, 2022	$47.0

Note 10. Short-term Financing

The Company has a $3.25 billion, 364-day credit agreement that matures in June 2017.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2016 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.25 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2016 and June 30, 2016, the Company had no commercial paper outstanding. For the three months ended December 31, 2016 and 2015, the Company had average daily borrowings of $4.2 billion and $3.3 billion, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively. For the six months ended December 31, 2016 and 2015, the Company had average daily borrowings of $4.2 billion and $3.4 billion, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2016 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2016 and June 30, 2016, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended December 31, 2016 and 2015, the Company had average outstanding balances under reverse repurchase agreements of $267.6 million and $334.9 million, respectively, at weighted average interest rates of 0.5% and 0.3%, respectively. For the six months ended December 31, 2016 and 2015, the Company had average outstanding balances under reverse repurchase agreements of $313.4 million and $410.2 million, respectively, at weighted average interest rates of 0.5% and 0.4%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2016 and June 30, 2016, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2016	June 30, 2016
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		21.4	22.3
		2,021.4	2,022.3
Less: current portion		(7.8)	(2.5)
Less: unamortized discount and debt issuance costs		(11.1)	(12.1)
Total long-term debt		$2,002.5	$2,007.7
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2016, the fair value of the Notes, based on Level 2 inputs, was $2,028.5 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2016.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

See the Company's Annual Report on Form 10-K for fiscal 2016, for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, and payout percentages. Also, see the Company's Annual Report on Form 10-K for the year ended June 30, 2016 for a discussion of the Company's process for estimating the fair value of stock options granted.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 4.6 million and 5.2 million shares in the three months ended December 31, 2016 and 2015, respectively and repurchased 8.6 million and 9.4 million shares in the six months ended December 31, 2016 and 2015, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended December 31, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Operating expenses	$6.3	$5.9	$11.8	$11.7
Selling, general and administrative expenses	24.3	25.7	45.9	50.0
System development and programming costs	5.2	4.5	9.2	9.0
Total pre-tax stock-based compensation expense	$35.8	$36.1	$66.9	$70.7

Income tax benefit	$12.7	$13.2	$23.8	$25.8

As of December 31, 2016, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $20.3 million, $47.5 million, and $100.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.7 years, 1.5 years, and 1.4 years, respectively.

During the six months ended December 31, 2016, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2016	4,869	$65
Options granted	1,231	$91
Options exercised	(802)	$54
Options canceled/forfeited	(156)	$79
Options outstanding at December 31, 2016	5,142	$73

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	1,889	434
Restricted shares/units granted	868	200
Restricted shares/units vested	(849)	(201)
Restricted shares/units forfeited	(78)	(23)
Restricted shares/units outstanding at December 31, 2016	1,830	410

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	574	811
Restricted shares/units granted	172	309
Restricted shares/units vested	(311)	(272)
Restricted shares/units forfeited	(15)	(75)
Restricted shares/units outstanding at December 31, 2016	420	773

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Six Months Ended
	December 31,
	2016	2015
Risk-free interest rate	1.2%	1.6%
Dividend yield	2.3%	2.6%
Weighted average volatility factor	23.2%	25.6%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars)	$14.36	$13.16

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Service cost – benefits earned during the period	$20.2	$17.6	$40.4	$35.2
Interest cost on projected benefits	14.9	16.9	30.0	33.8
Expected return on plan assets	(33.9)	(32.8)	(67.9)	(65.7)
Net amortization and deferral	4.8	2.7	9.6	5.5
Net pension expense	$6.0	$4.4	$12.1	$8.8

Note 13. Income Taxes

The effective tax rate for the three months ended December 31, 2016 and 2015 was 35.0% and 32.8%, respectively. The increase in the effective tax rate is due to the impact of the sale of the CHSA and COBRA businesses, a lower benefit related to the usage of foreign tax credits compared to the three months ended December 31, 2015, and the reversal of a valuation allowance during the three months ended December 31, 2015. These increases were partially offset by the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2), which decreased the Company's effective tax rate by 60 basis points and adjustments to the tax liability in the three months ended December 31, 2016.

The effective tax rate for the six months ended December 31, 2016 and 2015 was 33.1% and 33.0%, respectively. The increase in the effective tax rate is due to the impact of the sale of the CHSA and COBRA businesses, a lower benefit related to the usage of foreign tax credits compared to the six months ended December 31, 2015, and the reversal of a valuation allowance during the six months ended December 31, 2015. These increases were partially offset by the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2), which decreased the Company's effective tax rate by 150 basis points and adjustments to the tax liability in the six months ended December 31, 2016.

Note 14. Commitments and Contingencies

In July 2016, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (“Uniloc”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Texas alleging that Company products and services infringe four patents.  Uniloc alleges infringement of its patents concerning centralized management of application programs on a network, distribution of application programs to a target station on a network, management of configurable application programs on a network, and license use management on a network.  The complaint seeks unspecified monetary damages, costs, and injunctive relief.  This litigation is still in its early stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. The Company intends to vigorously defend against this lawsuit.

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

In October 2016, the Company entered into a lease agreement in Tempe, Arizona in support of the Service Alignment Initiative (see Note 5), resulting in incremental obligations as follows:

Years ending June 30,

2018	$1.4
2019	5.4
2020	5.5
2021	5.7
Thereafter	41.9
$59.9

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at September 30, 2016	$(243.0)	$288.5		$(291.9)		$(246.4)
Other comprehensive loss before reclassification adjustments	(55.0)	(413.3)		—		(468.3)
Tax effect	—	145.4		—		145.4
Reclassification adjustments to net earnings	—	(1.3)	(A)	5.1	(B)	3.8
Tax effect	—	0.6		(1.8)		(1.2)
Balance at December 31, 2016	$(298.0)	$19.9		$(288.6)		$(566.7)

	Three Months Ended
	December 31, 2015
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at September 30, 2015	$(250.3)	$177.3		$(174.4)		$(247.4)
Other comprehensive loss before reclassification adjustments	(24.4)	(174.3)		—		(198.7)
Tax effect	—	62.5		—		62.5
Reclassification adjustments to net earnings	—	3.8	(A)	3.0	(B)	6.8
Tax effect	—	(1.2)		(1.1)		(2.3)
Balance at December 31, 2015	$(274.7)	$68.1		$(172.5)		$(379.1)

	Six Months Ended
	December 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive loss before reclassification adjustments	(44.2)	(484.7)		—		(528.9)
Tax effect	—	171.6		—		171.6
Reclassification adjustments to net earnings	—	(1.4)	(A)	10.2	(B)	8.8
Tax effect	—	0.6		(3.7)		(3.1)
Balance at December 31, 2016	$(298.0)	$19.9		$(288.6)		$(566.7)

	Six Months Ended
	December 31, 2015
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2015	$(228.3)	$143.9		$(176.2)		$(260.6)
Other comprehensive loss before reclassification adjustments	(46.4)	(121.0)		—		(167.4)
Tax effect	—	42.6		—		42.6
Reclassification adjustments to net earnings	—	3.8	(A)	5.9	(B)	9.7
Tax effect	—	(1.2)		(2.2)		(3.4)
Balance at December 31, 2015	$(274.7)	$68.1		$(172.5)		$(379.1)

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Employer Services	$2,309.3	$2,212.6	$4,570.6	$4,343.4
PEO Services	822.9	737.4	1,617.6	1,438.9
Other	(2.3)	(2.9)	(6.0)	7.8
Reconciling item:
Client fund interest	(142.6)	(140.1)	(278.0)	(269.1)
	$2,987.3	$2,807.0	$5,904.2	$5,521.0

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Employer Services	$681.8	$619.7	$1,338.4	$1,190.0
PEO Services	114.5	93.7	221.5	182.0
Other	132.5	(65.4)	32.9	(90.0)
Reconciling item:
Client fund interest	(142.6)	(140.1)	(278.0)	(269.1)
	$786.2	$507.9	$1,314.8	$1,012.9

Note 17. Subsequent Events

With the exception of the acquisition discussed in Note 3 there are no further subsequent events for disclosure.

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

Highlights from the six months ended December 31, 2016 include:

•	Revenue grew 7% for the six months ended December 31, 2016

•	Diluted earnings per share from continuing operations increased from $1.47 to $1.94; Adjusted diluted earnings per share from continuing operations increased from $1.40 to $1.73

•	Recorded a pre-tax gain on the sale of our CHSA and COBRA businesses of approximately $205 million

•	Continued our shareholder friendly actions by returning over $765 million via share repurchases and approximately $482 million via dividends

During the six months ended December 31, 2016, we continued to focus on our global HCM strategy and make investments which continue to strengthen our underlying business model and prospects for continued growth. Our robust and diverse offerings are the result of our continued investment in product innovation, service, and our sales force. Our current results reflect the stability of our underlying business model and our focus on profitable growth.

Our new business bookings were down 3% in the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. In the six months ended December 31, 2015, we experienced tailwinds driven by sales of our solutions that assist our clients in complying with the Affordable Care Act ("ACA"), and in the six months ended December 31, 2016 we observed hesitancy in the marketplace resulting from the uncertainty related to the November elections in the United States ("U.S."). Nevertheless, we continue to focus on product innovation, make investments in our sales force, and work to support our clients in navigating complexities in the environment. Over the past twelve months, our sales force's ability to sell to clients and prospects as well as our implementation team's ability to implement our services drove solid revenue growth during the six months ended December 31, 2016.

Our revenue growth is apparent within both of our business segments during the six months ended December 31, 2016. The causes of our client losses and resulting metric of revenue retention continues to be a major point of internal focus. Our revenue retention is down 40 basis points during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 primarily due to the anticipated loss of a large client within our CHSA business at the beginning of the fiscal year. Aside from this client loss, which was anticipated at the beginning of the fiscal year, we have seen improvements in our revenue retention compared to the prior year as we are seeing strong retention on our strategic platforms. Our revenue growth benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

During the six months ended December 31, 2016, we incurred $41.1 million in charges for a previously announced multi-year Service Alignment Initiative intended to align our client service operations to our strategic platforms. In connection with this Service Alignment Initiative, we anticipate incurring total pre-tax charges of $100 million to $125 million through the year ended June 30, 2018.

In November 2016, we completed the sale of our Consumer Health Spending Account ("CHSA") and Consolidated Omnibus Reconciliation Act ("COBRA") businesses for $235 million, which resulted in a pre-tax gain of approximately $205 million.  This disposition, and subsequent partnership with the acquiring company, allows us to further sharpen our focus on our core capabilities while continuing to deliver a full suite of HCM solutions to current and future clients in a seamless fashion. The historical results of operations of this business are included in the Employer Services segment.

In January 2017, we acquired The Marcus Buckingham Company, Inc. ("TMBC"). TMBC is a provider of talent management technology, coaching, and consulting solutions. The acquisition reflects our commitment to innovation and enhances our core HCM capabilities allowing us to deepen our offering in this critical area of talent management.

We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at December 31, 2016, with cash and cash equivalents and marketable securities of approximately $2.8 billion.

We continue to make investments in our sales force and are pleased with the operational improvements of our organization, our ability to continuously innovate and offer new and exciting products to our clients, and the ability of our service organization to support these new services and strategic platforms.  We believe that our efforts during the six months ended December 31, 2016 position us well as we move the organization forward.

Analysis of Consolidated Operations

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis (Note 1)	2016	2015	As Reported	Constant Dollar Basis (Note 1)
Total revenues	$2,987.3	$2,807.0	6%	7%	$5,904.2	$5,521.0	7%	7%

Costs of revenues:
Operating expenses	1,560.4	1,479.4	5%	6%	3,091.9	2,919.3	6%	6%
Systems development and programming costs	152.5	149.6	2%	2%	307.4	305.7	1%	1%
Depreciation and amortization	54.9	53.5	3%	3%	112.2	104.0	8%	8%
Total costs of revenues	1,767.8	1,682.5	5%	5%	3,511.5	3,329.0	5%	6%

Selling, general and administrative costs	640.8	627.2	2%	2%	1,288.6	1,232.4	5%	5%
Interest expense	20.5	16.8	n/m	n/m	40.4	21.8	n/m	n/m
Total expenses	2,429.1	2,326.5	4%	5%	4,840.5	4,583.2	6%	6%

Other income, net	(228.0)	(27.4)	n/m	n/m	(251.1)	(75.1)	n/m	n/m

Earnings from continuing operations before income taxes	$786.2	$507.9	55%	54%	$1,314.8	$1,012.9	30%	29%
Margin	26.3%	18.1%			22.3%	18.3%

Provision for income taxes	$275.3	$166.5	65%	65%	$435.2	$334.0	30%	30%
Effective tax rate	35.0%	32.8%			33.1%	33.0%

Net earnings from continuing operations	$510.9	$341.4	50%	49%	$879.6	$678.9	30%	29%

Diluted earnings per share from continuing operations	$1.13	$0.74	53%	53%	$1.94	$1.47	32%	31%

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

The following table reconciles our reported results to adjusted results which exclude one or more of the following: our provision for income taxes, certain interest amounts, the charges related to our Service Alignment Initiative, the gain on the sale of our CHSA and COBRA businesses in fiscal 2017, and the gain on sale of a building and the gain on the sale of our AdvancedMD ("AMD") business in fiscal 2016. We use certain adjusted results, among other measures, to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods. We believe that the exclusion of these items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that these adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  Generally, the nature of these exclusions are for specific items that are not fundamental to our underlying business operations.  Specifically, we have excluded the impact of certain interest expense and certain interest income from adjusted earnings from continuing operations before interest and income taxes ("Adjusted EBIT").  We continue to include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model.  The amounts included as adjustments in the table below represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income." The majority of charges related to our Service Alignment Initiative represent severance charges.  Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to a broad-based, company-wide Service Alignment Initiative. Since Adjusted EBIT, Adjusted provision for income taxes, Adjusted net earnings from continuing operations, Adjusted diluted earnings per share ("Adjusted diluted EPS") from continuing operations, Adjusted EBIT margin and Adjusted effective tax rate are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations and diluted earnings per share ("Diluted EPS") from continuing operations and they may not be comparable to similarly titled measures used by other companies.

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis	2016	2015	As Reported	Constant Dollar Basis
Net earnings from continuing operations	$510.9	$341.4	50%	49%	$879.6	$678.9	30%	29%
Adjustments:
Provision for income taxes	275.3	166.5			435.2	334.0
All other interest expense	14.9	15.1			29.9	18.1
All other interest income	(4.4)	(3.0)			(9.2)	(5.0)
Gains on sale of businesses	(205.4)	—			(205.4)	(29.1)
Gain on sale of building	—	(13.9)			—	(13.9)
Service Alignment Initiative	1.2	—			41.1	—
Adjusted EBIT	$592.5	$506.1	17%	16%	$1,171.2	$983.0	19%	18%
Adjusted EBIT Margin	19.8%	18.0%			19.8%	17.8%

Provision for income taxes	$275.3	$166.5	65%	65%	$435.2	$334.0	30%	30%
Adjustments:
Gains on sale of businesses (a)	(84.0)	—			(84.0)	(7.3)
Gain on sale of building (b)	—	(5.3)			—	(5.3)
Service Alignment Initiative (b)	0.4	—			15.5	—
Adjusted provision for income taxes	$191.7	$161.2	19%	18%	$366.7	$321.4	14%	13%
Adjusted effective tax rate (c)	32.9%	32.6%			31.9%	33.1%

Net earnings from continuing operations	$510.9	$341.4	50%	49%	$879.6	$678.9	30%	29%
Adjustments:
Gains on sale of businesses	(205.4)	—			(205.4)	(29.1)
Gain on sale of building	—	(13.9)			—	(13.9)
Service Alignment Initiative	1.2	—			41.1	—
Provision for income taxes on gains on sale of businesses (a)	84.0	—			84.0	7.3
Provision for income taxes on gain on sale of building (b)	—	5.3			—	5.3
Income tax benefit for Service Alignment Initiative (b)	(0.4)	—			(15.5)	—
Adjusted net earnings from continuing operations	$390.3	$332.8	17%	17%	$783.8	$648.5	21%	20%

Diluted EPS from continuing operations	$1.13	$0.74	53%	53%	$1.94	$1.47	32%	31%
Adjustments:
Gains on sale of businesses	(0.27)	—			(0.27)	(0.05)
Gain on sale of building	—	(0.02)			—	(0.02)
Service Alignment Initiative	—	—			0.06	—
Adjusted diluted EPS from continuing operations	$0.87	$0.72	20%	19%	$1.73	$1.40	24%	23%

(a) - The taxes on the gains on the sale of the businesses were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the period ended December 31, 2016 due to the derecognition of goodwill upon the sale of the business and for the period ended December 31, 2015 due to a previously recorded non tax-deductible goodwill impairment charge.

(b) - The tax benefit/provision on the Service Alignment Initiative and the gain on the sale of the building was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(c) - The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings from continuing operations plus our Adjusted provision for income taxes.

Total Revenues

Our revenues, as reported, increased 6% and 7%, respectively, for the three and six months ended December 31, 2016, primarily due to new business started during the past twelve months from new business bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the three months ended December 31, 2016 include interest on funds held for clients of $91.8 million, as compared to $89.3 million for the three months ended December 31, 2015. The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 2% to $20,905.9 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015.

Total revenues for the six months ended December 31, 2016 include interest on funds held for clients of $181.0 million, as compared to $177.1 million for the six months ended December 31, 2015. The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 3% to $20,476.0 million for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015.

Total Expenses

Our total expenses, as reported, increased 4% for the three months ended December 31, 2016, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO pass-through costs during the three months ended December 31, 2016. Total expenses also increased due to increased costs to service our client base in support of our growing revenue.

Our total expenses, as reported, increased 6% for the six months ended December 31, 2016, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO pass-through costs and the charges related to our Service Alignment Initiative during the six months ended December 31, 2016. Total expenses also increased due to increased costs to service our client base in support of our growing revenue.

Operating expenses, as reported, increased 5% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $610.0 million for the three months ended December 31, 2016, which included costs for benefits coverage of $527.5 million and costs for workers' compensation and payment of state unemployment taxes of $82.5 million. These pass-through costs were $554.0 million for the three months ended December 31, 2015, which included costs for benefits coverage of $468.3 million and costs for workers' compensation and payment of state unemployment taxes of $85.7 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue.

Operating expenses, as reported, increased 6% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $1,207.8 million for the six months ended December 31, 2016, which included costs for benefits coverage of $1,043.5 million and costs for workers' compensation and payment of state unemployment taxes of $164.3 million. These pass-through costs were $1,088.1 million for the six months ended December 31, 2015, which included costs for benefits coverage of $921.0 million and costs for workers' compensation and payment of state unemployment taxes of $167.1 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue.

Systems development and programming costs, as reported, increased 2% and 1%, respectively, for the three and six months ended December 31, 2016, when compared to the same period in the prior year, due to increased investment and costs to develop, support and maintain our products.

Selling, general and administrative expenses, as reported, increased 2% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The increase was primarily related to an increase in selling expenses.

Selling, general and administrative expenses, as reported, increased 5% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. The increase was primarily related to charges for the Service Alignment

Initiative that is intended to simplify the service organization to align the Company's service operations to its strategic platforms.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2016	2015	$ Change	2016	2015	$ Change
Interest income on corporate funds	$(21.3)	$(17.3)	$4.0	$(44.3)	$(35.9)	$8.4
Realized gains on available-for-sale securities	(2.0)	(0.5)	1.5	(2.5)	(1.5)	1.0
Realized losses on available-for-sale securities	0.7	4.3	3.6	1.1	5.3	4.2
Gain on sale of business (see Note 4 of the consolidated financial statements)	(205.4)	—	205.4	(205.4)	(29.1)	176.3
Gain on sale of building	—	(13.9)	(13.9)	—	(13.9)	(13.9)
Other income, net	$(228.0)	$(27.4)	$200.6	$(251.1)	$(75.1)	$176.0

Other income, net, increased $200.6 million for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015.  The increase was primarily due to the gain on the sale of the CHSA and COBRA businesses of $205.4 million in the three months ended December 31, 2016, partially offset by the gain on the sale of a building of $13.9 million in the three months ended December 31, 2015.

Other income, net, increased $176.0 million for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015.  The increase was primarily due to the gain on sale of the CHSA and COBRA businesses of $205.4 million in the six months ended December 31, 2016, partially offset by the gain on the sale of a building of $13.9 million and the gain on the sale of the AMD business of $29.1 million in the six months ended December 31, 2015.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes, as reported, increased 55% for the three months ended December 31, 2016 due to the gain on the sale of the CHSA and COBRA businesses as well as the increases in revenues and expenses discussed above. Overall margin increased from 18.1% in the three months ended December 31, 2015 to 26.3% in the three months ended December 31, 2016 primarily due to the gain on the sale of the CHSA and COBRA businesses, operating efficiencies, and selling expenses growing slower than revenue, partially offset by the gain on the sale of a building in the three months ended December 31, 2015.

Earnings from continuing operations before income taxes, as reported, increased 30% for the six months ended December 31, 2016 due to the gain on the sale of the CHSA and COBRA businesses as well as the increases in revenues and expenses discussed above. Overall margin increased from 18.3% in the six months ended December 31, 2015 to 22.3% in the six months ended December 31, 2016 primarily due to the gain on the sale of the CHSA and COBRA businesses, operating efficiencies, and selling expenses growing slower than revenue, partially offset by charges related to the Service Alignment Initiative in the six months ended December 31, 2016, the gain on the sale of the building and the gain on the sale of AMD in the six months ended December 31, 2015, and additional interest expense related to our September 2015 $2.0 billion senior note issuance.

Adjusted EBIT

Adjusted EBIT excludes the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative, and the gain on the sale of the building and the gain on the sale of the AMD business in the six months ended December 31, 2015.

For the three months ended December 31, 2016, adjusted EBIT increased 17% due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin increased from 18.0% in the three months ended December 31, 2015 to 19.8% in the three months ended December 31, 2016 due to operating efficiencies and selling expenses growing slower than revenue.

For the six months ended December 31, 2016, adjusted EBIT increased 19% due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin increased from 17.8% in the six months ended December 31, 2015 to 19.8% in the six months ended December 31, 2016 due to operating efficiencies and selling expenses growing slower than revenue.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2016 and 2015 was 35.0% and 32.8%, respectively. The increase in the effective tax rate is due to the impact of the sale of the CHSA and COBRA businesses, a lower benefit related to the usage of foreign tax credits compared to the three months ended December 31, 2015, and the reversal of a valuation allowance during the three months ended December 31, 2015. These increases were partially offset by the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our consolidated financial statements), which decreased our effective tax rate by 60 basis points, and adjustments to the tax liability in the three months ended December 31, 2016.

The effective tax rate for the six months ended December 31, 2016 and 2015 was 33.1% and 33.0%, respectively. The increase in the effective tax rate is due to the impact of the sale of the CHSA and COBRA businesses, a lower benefit related to the usage of foreign tax credits compared to the six months ended December 31, 2015, and the reversal of a valuation allowance during the six months ended December 31, 2015. These increases were partially offset by the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our consolidated financial statements), which decreased our effective tax rate by 150 basis points, and adjustments to the tax liability in the six months ended December 31, 2016.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative in fiscal 2017, and the gain on the sale of the building in fiscal 2016, for the three months ended December 31, 2016 and 2015 was 32.9% and 32.6%, respectively. The increase in the adjusted effective tax rate is due to a lower benefit related to the usage of foreign tax credits compared to the three months ended December 31, 2015, and the reversal of a valuation allowance during the three months ended December 31, 2015. These increases were offset by the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our consolidated financial statements), which decreased our effective tax rate by 80 basis points, and adjustments to the tax liability in the three months ended December 31, 2016.

The effective tax rate, adjusted for the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative in fiscal 2017, the gain on the sale of the building as well as the gain on the sale of the AMD business in fiscal 2016, for the six months ended December 31, 2016 and 2015 was 31.9% and 33.1%, respectively. The decrease in the adjusted effective tax rate is due to the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our consolidated financial statements), which decreased our effective tax rate by 180 basis points, and adjustments to the tax liability in the six months ended December 31, 2016. This decrease was offset by a lower benefit related to the usage of foreign tax credits compared to the six months ended December 31, 2015, and the reversal of a valuation allowance during the six months ended December 31, 2015.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations, as reported, increased 50% and 30% for the three and six months ended December 31, 2016, respectively, due to the gain on the sale of the CHSA and COBRA businesses and the increase in earnings from continuing operations before income taxes described above when compared to the three and six months ended December 31, 2015.

For the three and six months ended December 31, 2016, diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations (inclusive of a $0.01 and $0.04 impact from the adoption of ASU 2016-09 for the three and six months ended December 31, 2016, respectively) and the impact of fewer shares outstanding as a result of the repurchase of 8.6 million shares during the six months ended December 31, 2016 and the repurchase of 13.8 million shares in fiscal 2016, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted Earnings per Share from Continuing Operations

Adjusted net earnings from continuing operations increased 17% and 21%, respectively, for the three and six months ended December 31, 2016 due to the increase in adjusted EBIT described above when compared to the three and six months ended December 31, 2015.

For the three and six months ended December 31, 2016, adjusted diluted earnings per share from continuing operations reflects the increase in adjusted net earnings from continuing operations (inclusive of a $0.01 and $0.04 impact from the adoption of ASU 2016-09 for the three and six months ended December 31, 2016, respectively) and the impact of fewer shares outstanding as a result of the repurchase of 8.6 million shares during the six months ended December 31, 2016 and the repurchase of 13.8 million shares in fiscal 2016, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis	2016	2015	As Reported	Constant Dollar Basis
Employer Services	$2,309.3	$2,212.6	4%	4%	$4,570.6	$4,343.4	5%	5%
PEO Services	822.9	737.4	12%	12%	1,617.6	1,438.9	12%	12%
Other	(2.3)	(2.9)	n/m	n/m	(6.0)	7.8	n/m	n/m
Reconciling item:
Client fund interest	(142.6)	(140.1)	n/m	n/m	(278.0)	(269.1)	n/m	n/m
	$2,987.3	$2,807.0	6%	7%	$5,904.2	$5,521.0	7%	7%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2016	2015	As Reported	Constant Dollar Basis	2016	2015	As Reported	Constant Dollar Basis
Employer Services	$681.8	$619.7	10%	9%	$1,338.4	$1,190.0	12%	12%
PEO Services	114.5	93.7	22%	22%	221.5	182.0	22%	22%
Other	132.5	(65.4)	n/m	n/m	32.9	(90.0)	n/m	n/m
Reconciling item:
Client fund interest	(142.6)	(140.1)	n/m	n/m	(278.0)	(269.1)	n/m	n/m
	$786.2	$507.9	55%	54%	$1,314.8	$1,012.9	30%	29%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 4% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. Revenues increased primarily due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.3% for the three months ended December 31, 2016 as compared to the three month ended December 31, 2015. The increases were partially offset by the impact of client losses and the sale of the CHSA and COBRA businesses during the three months ended December 31, 2016. Our worldwide client revenue retention rate for the three months ended December 31, 2016 increased 10 basis points as compared to our rate for the three months ended December 31, 2015.

Employer Services' revenues, as reported, increased 5% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. Revenues increased primarily due to new business started during the past twelve months from new business bookings, the impact of price increases, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.5% for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. The increases were partially offset by the impact of client losses and the sale of the CHSA and COBRA businesses during the six months ended December 31, 2016. Our worldwide client revenue retention rate for the six months ended December 31, 2016 decreased 40 basis points as compared to our rate for the six months ended December 31, 2015 due to the loss of a large client within our CHSA business, which was anticipated at the beginning of the fiscal year.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 10% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The increase was due to the increased revenues discussed above, which was partially offset by an increase in expenses of $34.6 million. The increase in expenses is related to increased costs of servicing our clients on growing revenues as well as increased selling expenses.

Employer Services' overall margin increased from 28.0% to 29.5% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This increase is due to operating efficiencies, and selling expenses growing slower than revenue, and an increase of 20 basis points from foreign currency translation.

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 12% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. The increase was due to the increased revenues discussed above, which was partially offset by an increase in expenses of $78.8 million. The increase in expenses is related to increased costs of servicing our clients on growing revenues as well as increased selling expenses.

Employer Services' overall margin increased from 27.4% to 29.3% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. This 190 basis point increase is due to operating efficiencies, selling expenses growing slower than revenue, and an increase of 20 basis points from foreign currency translation.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 12% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. Such revenues include pass-through costs of $610.0 million for the three months ended December 31, 2016 and $554.0 million for the three months ended December 31, 2015 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients.

PEO Services' revenues, as reported, increased 12% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. Such revenues include pass-through costs of $1,207.8 million for the six months ended December 31, 2016 and $1,088.1 million for the six months ended December 31, 2015 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes increased 22% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $64.7 million. The increase in expenses is primarily related to an increase in pass-through costs of $56.0 million described above. Overall margin increased from 12.7% to 13.9% for the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This increase was primarily due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues and selling expenses growing slower than revenue.

PEO Services' earnings from continuing operations before income taxes increased 22% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $139.2 million. The increase in expenses is primarily related to an increase in pass-through costs of $119.7 million described above. Overall margin increased from 12.6% to 13.7% for the six months ended December 31, 2016, as compared to the six months ended December 31, 2015 primarily due to operating efficiencies.

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

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees.  Changes in estimated ultimate incurred losses are recognized by ADP Indemnity.  For the fiscal years 2013 to 2017, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During the six months ended December 31, 2016, ADP Indemnity paid a premium of $221.0 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2017 policy year on terms substantially similar to the fiscal 2016 reinsurance policy.

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

As of December 31, 2016, cash and cash equivalents and short-term marketable securities were $2,746.2 million, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2016 and 2015, are summarized as follows:

	Six Months Ended
	December 31,
	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$841.1	$515.4	$325.7
Investing activities	2,719.2	(5,865.7)	8,584.9
Financing activities	(4,029.3)	6,526.8	(10,556.1)
Effect of exchange rate changes on cash and cash equivalents	(16.9)	(20.9)	4.0
Net change in cash and cash equivalents	$(485.9)	$1,155.6	$(1,641.5)

Net cash flows provided by operating activities for the six months ended December 31, 2016 and December 31, 2015 include cash payments for reinsurance agreements of $221.0 million and $202.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is primarily due to a favorable change in the components of working capital as compared to the six months ended December 31, 2015.

Net cash flows from investing activities changed due to the change in restricted cash and cash equivalents held to satisfy client funds obligations of $9,276.2 million and the proceeds from the sale of the CHSA and COBRA businesses of $234.0 million, partially offset by the timing of proceeds from corporate and client funds marketable securities of $706.2 million and the sale of AMD during the six months ended December 31, 2015.

Net cash flows of financing activities changed due to a net decrease in client fund obligations of $8,593.5 million, which is due to the timing of impounds from our clients and payments to our clients' employees, and proceeds from our $2.0 billion September 2015 debt issuance.

We purchased 8.6 million shares of our common stock at an average price per share of $90.44 during the six months ended December 31, 2016 as compared to purchases of 9.4 million shares at an average price per share of $82.79 during the six months ended December 31, 2015.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.25 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 ("P-1") by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended December 31, 2016 and 2015, our average daily borrowings were $4.2 billion and $3.3 billion, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively. For the six months ended December 31, 2016 and 2015, our average daily borrowings were $4.2 billion and $3.4 billion, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively. The weighted average maturity of our commercial paper during the six months ended December 31, 2016 was approximately two days. At December 31, 2016 and June 30, 2016, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2016 and June 30, 2016, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended December 31, 2016 and 2015, we had average outstanding balances under reverse repurchase agreements of $267.6 million and $334.9 million, respectively, at weighted average interest rates of 0.5% and 0.3%, respectively. For the six months ended December 31, 2016 and 2015, we had average outstanding balances under reverse repurchase agreements of $313.4 million and $410.2 million, respectively, at weighted average interest rates of 0.5% and 0.4%, respectively. See Note 8 of our consolidated financial statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.25 billion, 364-day credit agreement that matures in June 2017 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2020 and June 2021, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through December 31, 2016 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.25 billion available to us under the revolving credit agreements. See Note 10 of our consolidated financial statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, equipment lease and rate reduction receivables, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 8 of our consolidated financial statements for a description of our corporate investments and funds held for clients.

Capital expenditures for continuing operations for the six months ended December 31, 2016 were $123.5 million, as compared to $89.0 million for the six months ended December 31, 2015.  Capital expenditures for continuing operations for fiscal 2017 are expected to be about $250 million, as compared to $165.7 million in fiscal 2016.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.25 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible credit ratings), ability to engage in reverse repurchase transactions and available borrowings under our $9.25 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Average investment balances at cost:
Corporate investments	$7,033.4	$6,438.7	$7,184.0	$6,064.1
Funds held for clients	20,905.9	20,546.3	20,476.0	19,952.6
Total	$27,939.3	$26,985.0	$27,660.0	$26,016.7

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.2%	1.1%	1.2%	1.2%
Funds held for clients	1.8%	1.7%	1.8%	1.8%
Total	1.6%	1.6%	1.6%	1.6%

Realized gains on available-for-sale securities	$(2.0)	$(0.5)	$(2.5)	$(1.5)
Realized losses on available-for-sale securities	0.7	4.3	1.1	5.3
Net realized gains on available-for-sale securities	$(1.3)	$3.8	$(1.4)	$3.8

	December 31, 2016	June 30, 2016
Net unrealized pre-tax gains on available-for-sale securities	$24.2	$510.2

Total available-for-sale securities at fair value	$21,458.7	$21,605.0

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio remained consistent at 1.6% for the six months ended December 31, 2016 when compared to the six months ended December 31, 2015.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $12 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2017.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending December 31, 2017.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, DBRS. Approximately 81% of our available-for-sale securities held a AAA or AA rating at December 31, 2016.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at December 31, 2016 or June 30, 2016.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2016	1,890,391	$87.27	1,890,000	32,634,415

November 1 to 30, 2016	1,734,833	$92.58	1,734,367	30,900,048

December 1 to 31, 2016	982,619	$98.73	980,000	29,920,048
Total	4,607,843		4,604,367

(1)  During the three months ended December 31, 2016, pursuant to the terms of the Company's restricted stock program, the Company purchased 3,476 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 1, 2017	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)