Form 10-Q
period 2017-03-31
AUTOMATIC DATA PROCESSING INC
filed 2017-05-04
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares outstanding of the registrant’s common stock as of April 28, 2017 was 447,410,344.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,329.8	$2,283.8	$6,444.4	$6,196.6
Interest on funds held for clients	111.6	102.8	292.6	280.0
PEO revenues (A)	969.4	862.0	2,577.9	2,292.9
TOTAL REVENUES	3,410.8	3,248.6	9,314.9	8,769.5

EXPENSES:
Costs of revenues:
Operating expenses	1,701.5	1,611.6	4,793.4	4,530.9
Systems development and programming costs	153.3	147.3	460.6	453.0
Depreciation and amortization	56.2	53.8	168.4	157.8
TOTAL COSTS OF REVENUES	1,911.0	1,812.7	5,422.4	5,141.7

Selling, general, and administrative expenses	665.0	634.4	1,953.6	1,866.7
Interest expense	16.8	16.3	57.2	38.1
TOTAL EXPENSES	2,592.8	2,463.4	7,433.2	7,046.5

Other income, net	(9.9)	(9.6)	(261.0)	(84.7)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	827.9	794.8	2,142.7	1,807.7

Provision for income taxes	240.0	262.3	675.1	596.3
NET EARNINGS FROM CONTINUING OPERATIONS	$587.9	$532.5	$1,467.6	$1,211.4

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	—	—	(1.4)
Benefit for income taxes	—	—	—	(0.5)
NET LOSS FROM DISCONTINUED OPERATIONS	$—	$—	$—	$(0.9)

NET EARNINGS	$587.9	$532.5	$1,467.6	$1,210.5

Basic Earnings Per Share from Continuing Operations	$1.32	$1.17	$3.27	$2.64
Basic Loss Per Share from Discontinued Operations	—	—	—	—
BASIC EARNINGS PER SHARE	$1.32	$1.17	$3.27	$2.64

Diluted Earnings Per Share from Continuing Operations	$1.31	$1.17	$3.25	$2.63
Diluted Loss Per Share from Discontinued Operations	—	—	—	—
DILUTED EARNINGS PER SHARE	$1.31	$1.17	$3.25	$2.63

Basic weighted average shares outstanding	446.5	454.4	448.9	458.2
Diluted weighted average shares outstanding	449.2	456.9	451.3	460.6

Dividends declared per common share	$0.570	$0.530	$1.670	$1.550

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $9,207.2 million and $8,374.8 million for the three months ended March 31, 2017 and 2016, respectively, and $26,040.3 million and $23,613.0 million for the nine months ended March 31, 2017 and 2016, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net earnings	$587.9	$532.5	$1,467.6	$1,210.5

Other comprehensive income/loss:
Currency translation adjustments	20.3	41.2	(23.9)	(5.2)

Unrealized net gains/(losses) on available-for-sale securities	46.3	271.8	(438.3)	150.8
Tax effect	(16.5)	(95.9)	155.1	(53.3)
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	0.2	0.1	(1.1)	3.9
Tax effect	(0.1)	(0.1)	0.3	(1.3)

Reclassification of pension liability adjustment to net earnings	5.1	3.0	15.3	8.9
Tax effect	(1.8)	(1.0)	(5.5)	(3.2)

Other comprehensive income/(loss), net of tax	53.5	219.1	(298.1)	100.6
Comprehensive income	$641.4	$751.6	$1,169.5	$1,311.1

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,995.5	$3,191.1
Accounts receivable, net of allowance for doubtful accounts of $48.0 and $38.1, respectively	1,811.5	1,742.8
Other current assets	820.3	725.3
Total current assets before funds held for clients	5,627.3	5,659.2
Funds held for clients	33,887.1	33,841.2
Total current assets	39,514.4	39,500.4
Long-term receivables, net of allowance for doubtful accounts of $0.8 and $0.5, respectively	27.0	27.1
Property, plant and equipment, net	750.6	685.0
Other assets	1,242.4	1,241.3
Goodwill	1,726.7	1,682.0
Intangible assets, net	594.8	534.2
Total assets	$43,855.9	$43,670.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$126.5	$152.3
Accrued expenses and other current liabilities	1,336.2	1,246.8
Accrued payroll and payroll-related expenses	527.1	616.7
Dividends payable	251.0	238.4
Short-term deferred revenues	227.2	233.2
Income taxes payable	133.8	28.2
Total current liabilities before client funds obligations	2,601.8	2,515.6
Client funds obligations	33,816.7	33,331.8
Total current liabilities	36,418.5	35,847.4
Long-term debt	2,002.5	2,007.7
Other liabilities	836.1	701.1
Deferred income taxes	108.9	251.1
Long-term deferred revenues	386.8	381.1
Total liabilities	39,752.8	39,188.4

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2017 and June 30, 2016; outstanding, 447.9 and 455.7 shares at March 31, 2017 and June 30, 2016, respectively	63.9	63.9
Capital in excess of par value	833.5	768.1
Retained earnings	14,717.7	14,003.3
Treasury stock - at cost: 190.8 and 183.0 shares at March 31, 2017 and June 30, 2016, respectively	(10,998.8)	(10,138.6)
Accumulated other comprehensive loss	(513.2)	(215.1)
Total stockholders’ equity	4,103.1	4,481.6
Total liabilities and stockholders’ equity	$43,855.9	$43,670.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net earnings	$1,467.6	$1,210.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	233.6	214.7
Deferred income taxes	22.2	22.4
Stock-based compensation expense	101.2	102.4
Net pension expense	18.1	13.2
Net amortization of premiums and accretion of discounts on available-for-sale securities	66.1	71.0
Gain on sale of building	—	(13.9)
Gain on sale of divested businesses, net of tax	(121.4)	(21.8)
Other	24.8	22.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(90.1)	(545.8)
Increase in other assets	(152.9)	(206.7)
(Decrease) / Increase in accounts payable	(29.5)	2.3
Increase in accrued expenses and other liabilities	129.0	363.2
Net cash flows provided by operating activities	1,668.7	1,234.4

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,470.0)	(4,240.9)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,704.6	4,061.2
Net decrease / (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	87.7	(15,969.9)
Capital expenditures	(174.5)	(127.6)
Additions to intangibles	(162.1)	(160.1)
Acquisitions of businesses, net of cash acquired	(86.7)	—
Proceeds from the sale of property, plant, and equipment and other assets	—	15.7
Proceeds from the sale of divested businesses	234.0	162.2
Net cash flows used in investing activities	(867.0)	(16,259.4)

Cash Flows from Financing Activities:
Net increase in client funds obligations	636.7	16,098.1
Net proceeds from debt issuance	—	1,998.3
Payments of debt	(1.5)	(1.0)
Repurchases of common stock	(956.8)	(1,091.0)
Net proceeds from stock purchase plan and stock-based compensation plans	74.5	52.7
Dividends paid	(739.4)	(701.2)
Other	—	(23.3)
Net cash flows (used in) / provided by financing activities	(986.5)	16,332.6

Effect of exchange rate changes on cash and cash equivalents	(10.8)	(5.5)

Net change in cash and cash equivalents	(195.6)	1,302.1

Cash and cash equivalents, beginning of period	3,191.1	1,639.3
Cash and cash equivalents, end of period	$2,995.5	$2,941.4

Supplemental disclosures of cash flow information:
Cash paid for interest	$69.8	$34.0
Cash paid for income taxes, net of income tax refunds	$569.2	$420.3

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2016, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718)." As a result of this standard, the Company prospectively recorded income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after July 1, 2016. This resulted in a $9.5 million and $29.9 million benefit in our income tax expense for the three and nine months ended March 31, 2017, respectively. The Company retrospectively classified excess tax benefits as an operating activity on the Statements of Consolidated Cash Flows, which increased operating cash flows and decreased financing cash flows by $33.6 million for the nine months ended March 31, 2016. Refer to Note 13 for the impact of the prospective adoption of the excess tax benefits in the income statement for the three and nine months ended March 31, 2017.

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

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. ASU 2017-08 will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet determined the impact of ASU 2017-08 on its consolidated results of operations, financial condition, or cash flows.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." ASU 2017-07 requires reporting the service cost component in the same line item or items as other compensation costs arising during the period in the Statements of Consolidated Earnings. The other components of net periodic pension cost are required to be presented in the Statements of Consolidated Earnings separately from the service cost component. Such changes are to be applied retrospectively from the date of adoption. The ASU also allows only the service cost component to be eligible for capitalization, when applicable, prospectively from the date of adoption. ASU 2017-07 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company has not yet determined the impact of ASU 2017-07 on its consolidated results of operations, financial condition, or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments.” ASU 2017-04 establishes a one-step process for testing goodwill for a decrease in value, requiring a goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. The guidance eliminates the second step of the current two-step process that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill with the goodwill’s carrying amount. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. ASU 2017-04 is not expected to have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The future impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company, if any.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Accordingly, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Statements of Consolidated Cash Flows. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to retrospectively adopt the new standard in its fiscal year beginning on July 1, 2017. ASU 2016-18 will not have a material impact on the Company's consolidated results of operations or financial condition.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This update amends the existing accounting standards for lease accounting, and requires lessees to recognize most lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the impact of ASU 2016-02 on its consolidated results of operations, financial condition, or cash flows.

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

Note 3. Acquisitions

The Company acquired two businesses during the nine months ended March 31, 2017 for total cash consideration of approximately $90.0 million and contingent consideration of up to $35.0 million, which is payable over the next three years, subject to the achievement of specified financial metrics and/or other conditions. The Company determined the fair value of the contingent consideration on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The acquisitions were not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented. The results of the acquisitions will be reported within the Company’s Employer Services segment.

Assets acquired and liabilities assumed in the business combinations were recorded on the Company’s Consolidated Balance Sheets as of the acquisition dates based upon the estimated fair value at such dates. The results of operations of the businesses acquired by the Company have been included in the Statements of Consolidated Earnings since the date of acquisition. The excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed was allocated to goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months from the date of acquisition.

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

On September 1, 2015, the Company completed the sale of its AdvancedMD ("AMD") business for a pre-tax gain of $29.1 million, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The historical results of operations of this business are included in the Other segment.

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

The table below summarizes the composition of the Company's Service Alignment Initiative charges:

	Three Months Ended	Nine Months Ended	Cumulative amount from inception through
	March 31,	March 31,	March 31,
	2017	2017	2017
Employee separation benefits (a)	$(0.1)	$37.2	$37.2
Other initiative costs (b)	0.7	4.4	4.4
Total (c)	$0.6	$41.6	$41.6

Activity for the Service Alignment Initiative liability for the nine months ended March 31, 2017 was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2016	$—	$—	$—
Charged to expense	37.2	4.4	41.6
Cash payments	(4.9)	(2.4)	(7.3)
Non-cash utilization	—	(1.6)	(1.6)
Balance at March 31, 2017	$32.3	$0.4	$32.7

(a) - Charges are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
(b) - Other initiative costs include costs to relocate certain current Company employees to new locations, lease termination charges (both included within selling, general and administrative expenses on the Statements of Consolidated Earnings), and accelerated depreciation on fixed assets (included within depreciation and amortization on the Statements of Consolidated Earnings).
(c) - All charges are included within the Other segment.

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2017
Net earnings from continuing operations	$587.9			$587.9
Weighted average shares (in millions)	446.5	1.1	1.6	449.2
EPS from continuing operations	$1.32			$1.31
Three Months Ended March 31, 2016
Net earnings from continuing operations	$532.5			$532.5
Weighted average shares (in millions)	454.4	1.0	1.5	456.9
EPS from continuing operations	$1.17			$1.17

Nine Months Ended March 31, 2017
Net earnings from continuing operations	$1,467.6			$1,467.6
Weighted average shares (in millions)	448.9	0.9	1.5	451.3
EPS from continuing operations	$3.27			$3.25
Nine Months Ended March 31, 2016
Net earnings from continuing operations	$1,211.4			$1,211.4
Weighted average shares (in millions)	458.2	0.9	1.5	460.6
EPS from continuing operations	$2.64			$2.63

Options to purchase 0.9 million shares of common stock for the three months ended March 31, 2016, and 0.9 million and 1.7 million shares of common stock for the nine months ended March 31, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest income on corporate funds	$(10.1)	$(9.7)	$(54.5)	$(45.6)
Realized gains on available-for-sale securities	(0.6)	(2.0)	(3.1)	(3.5)
Realized losses on available-for-sale securities	0.8	2.1	2.0	7.4
Gain on sale of businesses (see Note 4)	—	—	(205.4)	(29.1)
Gain on sale of building	—	—	—	(13.9)
Other income, net	$(9.9)	$(9.6)	$(261.0)	$(84.7)

During the nine months ended March 31, 2016, the Company sold a building and, as a result, recorded a gain of $13.9 million in Other income, net, on the Statements of Consolidated Earnings.

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$15,105.0	$—	$—	$15,105.0
Available-for-sale securities:
Corporate bonds	9,380.8	86.4	(35.0)	9,432.2
U.S. government agency securities	3,731.6	22.4	(16.5)	3,737.5
Asset-backed securities	4,384.9	13.4	(13.3)	4,385.0
Canadian government obligations and Canadian government agency obligations	984.1	4.7	(4.3)	984.5
Canadian provincial bonds	741.3	16.3	(0.8)	756.8
U.S. Treasury securities	1,389.1	2.2	(18.0)	1,373.3
Municipal bonds	615.7	10.2	(2.9)	623.0
Other securities	490.2	7.5	(1.6)	496.1

Total available-for-sale securities	21,717.7	163.1	(92.4)	21,788.4

Total corporate investments and funds held for clients	$36,822.7	$163.1	$(92.4)	$36,893.4

(A) Included within available-for-sale securities are corporate investments with fair values of $10.8 million and funds held for clients with fair values of $21,777.6 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2016. The Company did not transfer any assets between Levels during the nine months ended March 31, 2017 or fiscal 2016. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 at March 31, 2017.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2017, are as follows:

	March 31, 2017
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(35.0)	$2,986.3	$—	$7.4	$(35.0)	$2,993.7
U.S. government agency securities	(16.5)	2,093.3	—	—	(16.5)	2,093.3
Asset-backed securities	(13.3)	2,261.3	—	12.4	(13.3)	2,273.7
Canadian government obligations and Canadian government agency obligations	(4.3)	468.3	—	—	(4.3)	468.3
Canadian provincial bonds	(0.8)	121.7	—	—	(0.8)	121.7
U.S. Treasury securities	(18.0)	1,167.2	—	—	(18.0)	1,167.2
Municipal bonds	(2.8)	143.1	(0.1)	4.3	(2.9)	147.4
Other securities	(1.4)	117.2	(0.2)	8.9	(1.6)	126.1
	$(92.1)	$9,358.4	$(0.3)	$33.0	$(92.4)	$9,391.4

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

At March 31, 2017, corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2017 through March 2025.

At March 31, 2017, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $2,727.1 million and $801.8 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from June 2017 through February 2025.

At March 31, 2017, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $2,324.1 million, $1,402.5 million, $418.4 million, and $239.9 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2017.

At March 31, 2017, other securities and their fair value primarily represent: AAA and AA rated sovereign bonds of $168.5 million, AAA and AA rated supranational bonds of $138.3 million, and AA rated mortgage-backed securities of $95.6 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2017	2016
Corporate investments:
Cash and cash equivalents	$2,995.5	$3,191.1
Short-term marketable securities (a)	3.2	23.5
Long-term marketable securities (b)	7.6	7.8
Total corporate investments	$3,006.3	$3,222.4

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2017	2016
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$12,109.5	$12,267.5
Restricted short-term marketable securities held to satisfy client funds obligations	3,003.3	3,032.1
Restricted long-term marketable securities held to satisfy client funds obligations	18,774.3	18,541.6
Total funds held for clients	$33,887.1	$33,841.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $33,816.7 million and $33,331.8 million at March 31, 2017 and June 30, 2016, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 81% of the available-for-sale securities held a AAA or AA rating at March 31, 2017, as rated by Moody's, Standard & Poor's and, for Canadian securities, DBRS.  All available-for-sale securities were rated as investment grade at March 31, 2017.

Expected maturities of available-for-sale securities at March 31, 2017 are as follows:

One year or less	$3,006.6
One year to two years	2,562.6
Two years to three years	4,923.3
Three years to four years	5,231.7
After four years	6,064.2
Total available-for-sale securities	$21,788.4

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the nine months ended March 31, 2017 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2016	$1,677.2	$4.8	$1,682.0
Additions and other adjustments, net	79.5	—	79.5
Currency translation adjustments	(13.4)	—	(13.4)
Disposition of CHSA and COBRA businesses	(21.4)	—	(21.4)
Balance at March 31, 2017	$1,721.9	$4.8	$1,726.7

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2017	2016
Intangible assets:
Software and software licenses	$1,912.2	$1,811.6
Customer contracts and lists	607.4	603.7
Other intangibles	230.1	207.8
	2,749.7	2,623.1
Less accumulated amortization:
Software and software licenses	(1,453.1)	(1,403.8)
Customer contracts and lists	(496.3)	(486.4)
Other intangibles	(205.5)	(198.7)
	(2,154.9)	(2,088.9)
Intangible assets, net	$594.8	$534.2

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 8 years for customer contracts and lists, and 4 years for other intangibles).  Amortization of intangible assets was $40.4 million and $39.6 million for the three months ended March 31, 2017 and 2016, respectively, and $125.8 million and $113.3 million for the nine months ended March 31, 2017 and 2016, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2017	$44.8
Twelve months ending June 30, 2018	$162.7
Twelve months ending June 30, 2019	$127.0
Twelve months ending June 30, 2020	$95.7
Twelve months ending June 30, 2021	$74.3
Twelve months ending June 30, 2022	$57.0

Note 10. Short-term Financing

The Company has a $3.25 billion, 364-day credit agreement that matures in June 2017 with a one year term-out option.  The Company also has a $2.25 billion five-year credit facility that matures in June 2020 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2017 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.25 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2017 and June 30, 2016, the Company had no commercial paper outstanding. For the three months ended March 31, 2017 and 2016, the Company had average daily borrowings of $1.1 billion and $1.3 billion, respectively, at weighted average interest rates of 0.7% and 0.4%, respectively. For the nine months ended March 31, 2017 and 2016, the Company had average daily borrowings of $3.2 billion and $2.7 billion, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2017 was approximately one day and two days, respectively.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2017 and June 30, 2016, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended March 31, 2017 and 2016, the Company had average outstanding balances under reverse repurchase agreements of $145.0 million and $128.0 million, respectively, at weighted average interest rates of 0.5%. For the nine months ended March 31, 2017 and 2016, the Company had average outstanding balances under reverse repurchase agreements of $258.1 million and $316.9 million, respectively, at weighted average interest rates of 0.5% and 0.4%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2017 and June 30, 2016, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2017	June 30, 2016
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		20.9	22.3
		2,020.9	2,022.3
Less: current portion		(7.8)	(2.5)
Less: unamortized discount and debt issuance costs		(10.6)	(12.1)
Total long-term debt		$2,002.5	$2,007.7
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2017, the fair value of the Notes, based on Level 2 inputs, was $2,043.4 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2016.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

See the Company's Annual Report on Form 10-K for fiscal 2016 for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, and payout percentages. Also, see the Company's Annual Report on Form 10-K for fiscal 2016 for a discussion of the Company's process for estimating the fair value of stock options granted.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 1.9 million and 3.8 million shares in the three months ended March 31, 2017 and 2016, respectively and repurchased 10.4 million and 13.2 million shares in the nine months ended March 31, 2017 and 2016, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating expenses	$4.6	$5.3	$16.4	$17.0
Selling, general and administrative expenses	25.1	22.6	71.0	72.7
System development and programming costs	4.6	3.8	13.8	12.7
Total pre-tax stock-based compensation expense	$34.3	$31.7	$101.2	$102.4

Income tax benefit	$12.5	$11.2	$36.3	$37.0

As of March 31, 2017, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $16.3 million, $32.5 million, and $80.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years, 1.4 years, and 1.3 years, respectively.

During the nine months ended March 31, 2017, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2016	4,869	$65
Options granted	1,234	$91
Options exercised	(1,529)	$56
Options canceled/forfeited	(202)	$79
Options outstanding at March 31, 2017	4,372	$75

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	1,889	434
Restricted shares/units granted	884	202
Restricted shares/units vested	(855)	(202)
Restricted shares/units forfeited	(127)	(36)
Restricted shares/units outstanding at March 31, 2017	1,791	398

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	574	811
Restricted shares/units granted	172	313
Restricted shares/units vested	(311)	(272)
Restricted shares/units forfeited	(24)	(77)
Restricted shares/units outstanding at March 31, 2017	411	775

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Nine Months Ended
	March 31,
	2017	2016
Risk-free interest rate	1.2%	1.6%
Dividend yield	2.3%	2.6%
Weighted average volatility factor	23.2%	25.6%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars)	$14.36	$13.16

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost – benefits earned during the period	$20.2	$17.6	$60.6	$52.8
Interest cost on projected benefits	14.9	16.8	45.0	50.6
Expected return on plan assets	(33.9)	(32.8)	(101.9)	(98.5)
Net amortization and deferral	4.8	2.8	14.4	8.3
Net pension expense	$6.0	$4.4	$18.1	$13.2

Note 13. Income Taxes

The effective tax rate for the three months ended March 31, 2017 and 2016 was 29.0% and 33.0%, respectively. The decrease in the effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased the Company's effective tax rate by 630 basis points and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2), which decreased the Company's effective tax rate by 120 basis points. These decreases were partially offset by tax reserves recorded for uncertain tax positions, a lower benefit from adjustments to the tax liability in the three months ended March 31, 2017 and the usage of foreign tax credits during the three months ended March 31, 2016.

The effective tax rate for the nine months ended March 31, 2017 and 2016 was 31.5% and 33.0%, respectively. The decrease in the effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased the Company's effective tax rate by 240 basis points and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2), which decreased the Company's effective tax rate by 140 basis points in the nine months ended March 31, 2017. These decreases were partially offset by the impact of the sale of the CHSA and COBRA businesses, a lower benefit related to the usage of foreign tax credits and a lower benefit from adjustments to the tax liability in the nine months ended March 31, 2017, and the reversal of a valuation allowance during the nine months ended March 31, 2016.

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
$59.9

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2016	$(298.0)	$19.9		$(288.6)		$(566.7)
Other comprehensive income before reclassification adjustments	20.3	46.3		—		66.6
Tax effect	—	(16.5)		—		(16.5)
Reclassification adjustments to net earnings	—	0.2	(A)	5.1	(B)	5.3
Tax effect	—	(0.1)		(1.8)		(1.9)
Balance at March 31, 2017	$(277.7)	$49.8		$(285.3)		$(513.2)

	Three Months Ended
	March 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at December 31, 2015	$(274.7)	$68.1		$(172.5)		$(379.1)
Other comprehensive income before reclassification adjustments	41.2	271.8		—		313.0
Tax effect	—	(95.9)		—		(95.9)
Reclassification adjustments to net earnings	—	0.1	(A)	3.0	(B)	3.1
Tax effect	—	(0.1)		(1.0)		(1.1)
Balance at March 31, 2016	$(233.5)	$244.0		$(170.5)		$(160.0)

	Nine Months Ended
	March 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive loss before reclassification adjustments	(23.9)	(438.3)		—		(462.2)
Tax effect	—	155.1		—		155.1
Reclassification adjustments to net earnings	—	(1.1)	(A)	15.3	(B)	14.2
Tax effect	—	0.3		(5.5)		(5.2)
Balance at March 31, 2017	$(277.7)	$49.8		$(285.3)		$(513.2)

	Nine Months Ended
	March 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss)/Income
Balance at June 30, 2015	$(228.3)	$143.9		$(176.2)		$(260.6)
Other comprehensive (loss)/income before reclassification adjustments	(5.2)	150.8		—		145.6
Tax effect	—	(53.3)		—		(53.3)
Reclassification adjustments to net earnings	—	3.9	(A)	8.9	(B)	12.8
Tax effect	—	(1.3)		(3.2)		(4.5)
Balance at March 31, 2016	$(233.5)	$244.0		$(170.5)		$(160.0)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 12).

Note 16. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employee’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees), certain charges and expenses that have not been allocated to the reportable segments, and the historical results of the AMD business. Beginning in the first quarter of fiscal 2017, the Company's chief operating decision maker began reviewing the Company's results with stock-based compensation included in the Company's operating segments. This change, as well as changes to the allocation methodology for certain allocations, has been adjusted in both the current period and the prior period in the table below, and did not materially affect reportable segment results.

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

Segment Results:

	Revenues from Continuing Operations
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Employer Services	$2,627.2	$2,576.7	$7,197.8	$6,920.1
PEO Services	974.4	866.3	2,592.0	2,305.2
Other	(2.1)	(2.8)	(8.2)	5.0
Reconciling item:
Client fund interest	(188.7)	(191.6)	(466.7)	(460.8)
	$3,410.8	$3,248.6	$9,314.9	$8,769.5

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Employer Services	$963.7	$956.2	$2,302.1	$2,146.2
PEO Services	120.0	97.9	341.5	279.9
Other	(67.1)	(67.7)	(34.2)	(157.6)
Reconciling item:
Client fund interest	(188.7)	(191.6)	(466.7)	(460.8)
	$827.9	$794.8	$2,142.7	$1,807.7

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

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of global cloud-based Human Capital Management ("HCM") solutions - including payroll, talent management, Human Resources and benefits administration, and time and attendance management - to employers around the world. As a leader in this industry, we are focused on driving product innovation, enhancing our distribution and service capabilities, and assisting our clients with their HCM needs in the face of ever increasing regulatory complexity.

Highlights from the nine months ended March 31, 2017 include:

•	Revenue grew 6% for the nine months ended March 31, 2017, despite one percentage point of pressure from the net impact of acquisitions and dispositions

•	Diluted earnings per share from continuing operations increased from $2.63 to $3.25; adjusted diluted earnings per share from continuing operations increased from $2.56 to $3.04

•	Recorded a pre-tax gain on the sale of our CHSA and COBRA businesses of approximately $205 million

•	Continued our shareholder friendly actions by returning over $957 million via share repurchases and approximately $739 million via dividends

During the nine months ended March 31, 2017, we continued to focus on our global HCM strategy and make investments that continue to strengthen our underlying business model and prospects for continued growth. Our robust and diverse offerings are the result of our continued investment in product innovation and service. Our current results reflect the stability of our underlying business model and our focus on profitable growth.

Our new business bookings were down 5% in the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016 due to a high demand for our solutions that assist our clients in complying with the Affordable Care Act ("ACA") during the nine months ended March 31, 2016.

The causes of our client losses and resulting impact on our revenue retention continue to be a point of internal focus. Our revenue retention is down 80 basis points during the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016 primarily due to elevated losses on our legacy client platforms coupled with the anticipated loss of a large client within our former CHSA business at the beginning of the fiscal year. We continue to upgrade our clients from legacy platforms to our new cloud-based solutions and focus on improving the client experience. This focus is translating well as we are seeing strong retention on our strategic platforms.

Our implementation team's ability to implement our services as well as our sales force's ability to sell to clients and prospects drove revenue growth during the nine months ended March 31, 2017. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

During the nine months ended March 31, 2017, we incurred $41.6 million in charges for a previously announced multi-year Service Alignment Initiative intended to align our client service operations to our strategic platforms. In connection with this Service Alignment Initiative, we anticipate incurring total pre-tax charges of $100 million to $125 million through the year ended June 30, 2018.

In November 2016, we completed the sale of our Consumer Health Spending Account ("CHSA") and Consolidated Omnibus Reconciliation Act ("COBRA") businesses which resulted in a pre-tax gain of approximately $205 million.  This disposition, and subsequent partnership with the acquiring company, allows us to further sharpen our focus on our core capabilities while continuing to deliver a full suite of HCM solutions to current and future clients in a seamless fashion. The historical results of operations of this business are included in the Employer Services segment.

In January 2017, we acquired The Marcus Buckingham Company ("TMBC"). TMBC is a provider of talent management technology, coaching, and consulting solutions. The acquisition reflects our commitment to innovation and enhances our core HCM capabilities allowing us to deepen our offering in this critical area of talent management. The results of operations of this business will be included in the Employer Services segment.

We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at March 31, 2017, with cash and cash equivalents and marketable securities of approximately $3.0 billion.

We continue to make investments in our sales force and are pleased with the operational improvements of our organization, our ability to continuously innovate and offer new and exciting products to our clients, and the ability of our service organization to support these new services and strategic platforms.  Our pipeline for future new business bookings remains strong as we leverage our investments in our strategic platforms.

Analysis of Consolidated Operations

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis (Note 1)	2017	2016	As Reported	Constant Dollar Basis (Note 1)
Total revenues	$3,410.8	$3,248.6	5%	5%	$9,314.9	$8,769.5	6%	6%

Costs of revenues:
Operating expenses	1,701.5	1,611.6	6%	6%	4,793.4	4,530.9	6%	6%
Systems development and programming costs	153.3	147.3	4%	4%	460.6	453.0	2%	2%
Depreciation and amortization	56.2	53.8	4%	5%	168.4	157.8	7%	7%
Total costs of revenues	1,911.0	1,812.7	5%	6%	5,422.4	5,141.7	5%	6%

Selling, general and administrative costs	665.0	634.4	5%	5%	1,953.6	1,866.7	5%	5%
Interest expense	16.8	16.3	n/m	n/m	57.2	38.1	n/m	n/m
Total expenses	2,592.8	2,463.4	5%	5%	7,433.2	7,046.5	5%	6%

Other income, net	(9.9)	(9.6)	n/m	n/m	(261.0)	(84.7)	n/m	n/m

Earnings from continuing operations before income taxes	$827.9	$794.8	4%	4%	$2,142.7	$1,807.7	19%	18%
Margin	24.3%	24.5%			23.0%	20.6%

Provision for income taxes	$240.0	$262.3	(9)%	(9)%	$675.1	$596.3	13%	13%
Effective tax rate	29.0%	33.0%			31.5%	33.0%

Net earnings from continuing operations	$587.9	$532.5	10%	10%	$1,467.6	$1,211.4	21%	21%

Diluted earnings per share from continuing operations	$1.31	$1.17	12%	12%	$3.25	$2.63	24%	24%

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

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis	2017	2016	As Reported	Constant Dollar Basis
Net earnings from continuing operations	$587.9	$532.5	10%	10%	$1,467.6	$1,211.4	21%	21%
Adjustments:
Provision for income taxes	240.0	262.3			675.1	596.3
All other interest expense	14.6	14.9			44.6	33.1
All other interest income	(5.2)	(4.1)			(14.3)	(9.1)
Gains on sale of businesses	—	—			(205.4)	(29.1)
Gain on sale of building	—	—			—	(13.9)
Service Alignment Initiative	0.6	—			41.6	—
Adjusted EBIT	$837.9	$805.6	4%	4%	$2,009.2	$1,788.7	12%	12%
Adjusted EBIT Margin	24.6%	24.8%			21.6%	20.4%

Provision for income taxes	$240.0	$262.3	(9)%	(9)%	$675.1	$596.3	13%	13%
Adjustments:
Gains on sale of businesses (a)	—	—			(84.0)	(7.3)
Gain on sale of building (b)	—	—			—	(5.3)
Service Alignment Initiative (b)	0.2	—			15.7	—
Adjusted provision for income taxes	$240.2	$262.3	(8)%	(8)%	$606.8	$583.7	4%	5%
Adjusted effective tax rate (c)	29.0%	33.0%			30.7%	33.1%

Net earnings from continuing operations	$587.9	$532.5	10%	10%	$1,467.6	$1,211.4	21%	21%
Adjustments:
Gains on sale of businesses	—	—			(205.4)	(29.1)
Gain on sale of building	—	—			—	(13.9)
Service Alignment Initiative	0.6	—			41.6	—
Provision for income taxes on gains on sale of businesses (a)	—	—			84.0	7.3
Provision for income taxes on gain on sale of building (b)	—	—			—	5.3
Income tax benefit for Service Alignment Initiative (b)	(0.2)	—			(15.7)	—
Adjusted net earnings from continuing operations	$588.3	$532.5	10%	11%	$1,372.1	$1,181.0	16%	17%

Diluted EPS from continuing operations	$1.31	$1.17	12%	12%	$3.25	$2.63	24%	24%
Adjustments:
Gains on sale of businesses	—	—			(0.27)	(0.05)
Gain on sale of building	—	—			—	(0.02)
Service Alignment Initiative	—	—			0.06	—
Adjusted diluted EPS from continuing operations	$1.31	$1.17	12%	12%	$3.04	$2.56	19%	19%

(a) - The taxes on the gains on the sale of the businesses were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the period ended March 31, 2017 due to the derecognition of goodwill upon the sale of the business and for the period ended March 31, 2016 due to a previously recorded non tax-deductible goodwill impairment charge.

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

Total Revenues

Our revenues, as reported, increased 5% and 6%, respectively, for the three and nine months ended March 31, 2017, despite one percentage point of pressure from the net impact of acquisitions and the disposition of our CHSA and COBRA businesses. Revenues increased primarily due to new business started from new business bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the three months ended March 31, 2017 include interest on funds held for clients of $111.6 million, as compared to $102.8 million for the three months ended March 31, 2016. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 1.6% during the three months ended March 31, 2017 as compared to 1.5% during the three months ended March 31, 2016 coupled with an increase in our average client funds balance of 2% to $27,312.6 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Total revenues for the nine months ended March 31, 2017 include interest on funds held for clients of $292.6 million, as compared to $280.0 million for the nine months ended March 31, 2016. The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balance of 2% to $22,721.6 million for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016.

Total Expenses

Our total expenses, as reported, increased 5% for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO Services pass-through costs and increased costs to service our client base in support of our growing revenue including dual operations related to our Service Alignment Initiative, partially offset by the disposition of our CHSA and COBRA businesses during the three months ended December 31, 2016.

Our total expenses, as reported, increased 5% for the nine months ended March 31, 2017, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO Services pass-through costs, the restructuring and dual operations charges related to our Service Alignment Initiative, and increased costs to service our client base in support of our growing revenue. These increases were partially offset by the disposition of our CHSA and COBRA businesses during the nine months ended March 31, 2017.

Operating expenses, as reported, increased 6% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $746.7 million for the three months ended March 31, 2017, which included costs for benefits coverage of $556.5 million and costs for workers' compensation and payment of state unemployment taxes of $190.2 million. These pass-through costs were $671.8 million for the three months ended March 31, 2016, which included costs for benefits coverage of $489.4 million and costs for workers' compensation and payment of state unemployment taxes of $182.4 million. Additionally, operating expenses increased due to higher costs to service our client base, including dual operations related to our Service Alignment Initiative, partially offset by the disposition of our CHSA and COBRA businesses during the three months ended December 31, 2016.

Operating expenses, as reported, increased 6% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $1,954.5 million for the nine months ended March 31, 2017, which included costs for benefits coverage of $1,600.1 million and costs for workers' compensation and payment of state unemployment taxes of $354.4 million. These pass-through costs were $1,759.9 million for the nine months ended March 31, 2016, which included costs for benefits coverage of $1,410.4 million and costs for workers' compensation and payment of state unemployment taxes of $349.5 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue, partially offset by the disposition of our CHSA and COBRA businesses during the nine months ended March 31, 2017.

Systems development and programming costs, as reported, increased 4% and 2%, respectively, for the three and nine months ended March 31, 2017, when compared to the same period in the prior year, due to increased investment and costs to develop, support and maintain our products during the three months ended December 31, 2016.

Selling, general and administrative expenses, as reported, increased 5% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase was primarily related to investments in our sales organization.

Selling, general and administrative expenses, as reported, increased 5% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. The increase was primarily related to severance charges for the Service Alignment Initiative and investments in our sales organization.

Other Income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2017	2016	$ Change	2017	2016	$ Change
Interest income on corporate funds	$(10.1)	$(9.7)	$0.4	$(54.5)	$(45.6)	$8.9
Realized gains on available-for-sale securities	(0.6)	(2.0)	(1.4)	(3.1)	(3.5)	(0.4)
Realized losses on available-for-sale securities	0.8	2.1	1.3	2.0	7.4	5.4
Gain on sale of business (see Note 4 of the Consolidated Financial Statements)	—	—	—	(205.4)	(29.1)	176.3
Gain on sale of building	—	—	—	—	(13.9)	(13.9)
Other income, net	$(9.9)	$(9.6)	$0.3	$(261.0)	$(84.7)	$176.3

Other income, net, increased $176.3 million for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016.  The increase was primarily due to the gain on sale of the CHSA and COBRA businesses of $205.4 million in the nine months ended March 31, 2017, partially offset by the gain on sale of the AMD business of $29.1 million and the gain on the sale of a building of $13.9 million in the nine months ended March 31, 2016.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes, as reported, increased 4% for the three months ended March 31, 2017 due to the increases in revenues and expenses discussed above. Overall margin decreased from 24.5% in the three months ended March 31, 2016 to 24.3% in the three months ended March 31, 2017, driven by slower revenue growth as we maintain our investments in products, sales, and service, including dual operations related to our Service Alignment Initiative.

Earnings from continuing operations before income taxes, as reported, increased 19% for the nine months ended March 31, 2017 due to the gain on the sale of the CHSA and COBRA businesses as well as the increases in revenues and expenses discussed above. Overall margin increased from 20.6% in the nine months ended March 31, 2016 to 23.0% in the nine months ended March 31, 2017 primarily due to the gain on the sale of the CHSA and COBRA businesses, operating efficiencies, and selling expenses growing slower than revenue, partially offset by charges related to the Service Alignment Initiative in the nine months ended March 31, 2017, the gain on the sale of the building and the gain on the sale of AMD in the nine months ended March 31, 2016, and additional interest expense related to our September 2015 $2.0 billion senior note issuance in the nine months ended March 31, 2017.

Adjusted EBIT

Adjusted EBIT excludes the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative, and the gain on the sale of the building and the gain on the sale of the AMD business in the nine months ended March 31, 2016.

For the three months ended March 31, 2017, adjusted EBIT increased 4% due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin decreased from 24.8% in the three months ended March 31, 2016 to 24.6% in the three months ended March 31, 2017, driven by slower revenue growth as we maintain our investments in products, sales, and service, including dual operations related to our Service Alignment Initiative.

For the nine months ended March 31, 2017, adjusted EBIT increased 12% due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin increased from 20.4% in the nine months ended March 31, 2016 to 21.6% in the nine months ended March 31, 2017 due to operating efficiencies and selling expenses growing slower than revenue.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2017 and 2016 was 29.0% and 33.0%, respectively. The decrease in the effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 630 basis points and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our Consolidated Financial Statements) which decreased our effective tax rate by 120 basis points. These decreases were partially offset by tax reserves recorded for uncertain tax positions, a lower benefit from adjustments to the tax liability in the three months ended March 31, 2017 and the usage of foreign tax credits during the three months ended March 31, 2016.

The effective tax rate for the nine months ended March 31, 2017 and 2016 was 31.5% and 33.0%, respectively. The decrease in the effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 240 basis points, the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our Consolidated Financial Statements), which decreased our effective tax rate by 140 basis points in the nine months ended March 31, 2017. These decreases were partially offset by the impact of the sale of the CHSA and COBRA businesses, a lower benefit related to the usage of foreign tax credits and a lower benefit from adjustments to the tax liability in the nine months ended March 31, 2017, and the reversal of a valuation allowance during the nine months ended March 31, 2016.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the impact of the charges related to the Service Alignment Initiative in fiscal 2017, for the three months ended March 31, 2017 and 2016 was 29.0% and 33.0%, respectively. The decrease in the effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 630 basis points and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our Consolidated Financial Statements) which decreased our effective tax rate by 120 basis points. These decreases were partially offset by tax reserves recorded for uncertain tax positions, a lower benefit from adjustments to the tax liability in the three months ended March 31, 2017, and the usage of foreign tax credits during the three months ended March 31, 2016.

The effective tax rate, adjusted for the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative in fiscal 2017, the gain on the sale of the building as well as the gain on the sale of the AMD business in fiscal 2016, for the nine months ended March 31, 2017 and 2016 was 30.7% and 33.1%, respectively. The decrease in the adjusted effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 260 basis points and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 2 of our Consolidated Financial Statements), which decreased our effective tax rate by 150 basis points. This decrease was offset by a lower benefit related to the usage of foreign tax credits and a lower benefit from adjustments to the tax liability in the nine months ended March 31, 2017 and the reversal of a valuation allowance during the nine months ended March 31, 2016.

Net Earnings from Continuing Operations and Diluted Earnings per Share from Continuing Operations

Net earnings from continuing operations, as reported, increased 10% for the three months ended March 31, 2017 due to the increase in earnings from continuing operations before income taxes and the reduction in our effective tax rate described above, when compared to the three months ended March 31, 2016.

Net earnings from continuing operations, as reported, increased 21% for the nine months ended March 31, 2017 due to the increase in earnings from continuing operations before income taxes and the reduction in our effective tax rate described above, when compared to the nine months ended March 31, 2016.

For the three and nine months ended March 31, 2017, diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations (inclusive of a $0.02 and $0.06 impact from the adoption of ASU 2016-09 for the three and nine months ended March 31, 2017, respectively) and the impact of fewer shares outstanding as a result of the repurchase of 10.4 million shares during the nine months ended March 31, 2017 and the repurchase of 13.8 million shares in fiscal 2016, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted Earnings per Share from Continuing Operations

Adjusted net earnings from continuing operations increased 10% and 16%, respectively, for the three and nine months ended March 31, 2017 due to the increase in adjusted EBIT and reduction in our effective tax rate described above when compared to the three and nine months ended March 31, 2016.

For the three and nine months ended March 31, 2017, adjusted diluted earnings per share from continuing operations reflects the increase in adjusted net earnings from continuing operations (inclusive of a $0.02 and $0.07 impact from the adoption of ASU 2016-09 for the three and nine months ended March 31, 2017, respectively) and the impact of fewer shares outstanding as a result of the repurchase of 10.4 million shares during the nine months ended March 31, 2017 and the repurchase of 13.8 million shares in fiscal 2016, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues from Continuing Operations
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis	2017	2016	As Reported	Constant Dollar Basis
Employer Services	$2,627.2	$2,576.7	2%	2%	$7,197.8	$6,920.1	4%	4%
PEO Services	974.4	866.3	12%	12%	2,592.0	2,305.2	12%	12%
Other	(2.1)	(2.8)	n/m	n/m	(8.2)	5.0	n/m	n/m
Reconciling item:
Client fund interest	(188.7)	(191.6)	n/m	n/m	(466.7)	(460.8)	n/m	n/m
	$3,410.8	$3,248.6	5%	5%	$9,314.9	$8,769.5	6%	6%

	Earnings from Continuing Operations before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis	2017	2016	As Reported	Constant Dollar Basis
Employer Services	$963.7	$956.2	1%	1%	$2,302.1	$2,146.2	7%	7%
PEO Services	120.0	97.9	23%	23%	341.5	279.9	22%	22%
Other	(67.1)	(67.7)	n/m	n/m	(34.2)	(157.6)	n/m	n/m
Reconciling item:
Client fund interest	(188.7)	(191.6)	n/m	n/m	(466.7)	(460.8)	n/m	n/m
	$827.9	$794.8	4%	4%	$2,142.7	$1,807.7	19%	18%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 2% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, despite one percentage point of pressure from the net impact of acquisitions, the disposition of our CHSA and COBRA businesses and foreign currency translation. Revenues increased primarily due to new business started from new business bookings. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.5% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was partially offset by the impact of client losses during the three months ended March 31, 2017 and the disposition of our CHSA and COBRA businesses during the three months ended December 31, 2016. Our worldwide client revenue retention rate for the three months ended March 31, 2017 decreased 170 basis points as compared to our rate for the three months ended March 31, 2016 primarily due to elevated losses on our legacy client platforms.

Employer Services' revenues, as reported, increased 4% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016, despite one percentage point of pressure from the net impact of acquisitions, the disposition of our CHSA and COBRA businesses and foreign currency translation. Revenues increased primarily due to new business started from new business bookings. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.5% for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. The increases were partially offset by the impact of client losses and the sale of the CHSA and COBRA businesses during the nine months ended March 31, 2017. Our worldwide client revenue retention rate for the nine months ended March 31, 2017 decreased 80 basis points as compared to our rate for the nine months ended March 31, 2016 primarily due to elevated losses on our legacy client platforms and the anticipated loss of a large client within our former CHSA business.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 1% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase was due to the increased revenues discussed above, which was offset by an increase in expenses of $43.0 million. The increase in expenses is related to increased costs of servicing our clients on growing revenues as well as investments in our sales organization during the three months ended March 31, 2017, partially offset by the disposition of the CHSA and COBRA businesses during the three months ended December 31, 2016.

Employer Services' overall margin decreased from 37.1% to 36.7% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This decrease is driven by slower revenue growth as we maintain our investments in products, sales, and service, including dual operations related to our Service Alignment Initiative.

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 7% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. The increase was due to the increased revenues discussed above, which was partially offset by an increase in expenses of $121.8 million. The increase in expenses is related to increased costs of servicing our clients on growing revenues as well as investments in our sales organization, partially offset by the disposition of the CHSA and COBRA businesses during the nine months ended March 31, 2017.

Employer Services' overall margin increased from 31.0% to 32.0% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. This 100 basis point increase is due to operating efficiencies, selling expenses growing slower than revenue and an increase of 20 basis points from foreign currency translation.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 12% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Such revenues include pass-through costs of $746.7 million for the three months ended March 31, 2017 and $671.8 million for the three months ended March 31, 2016 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients.

PEO Services' revenues, as reported, increased 12% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. Such revenues include pass-through costs of $1,954.5 million for the nine months ended March 31, 2017 and $1,759.9 million for the nine months ended March 31, 2016 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services' earnings from continuing operations before income taxes increased 23% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $86.0 million. The increase in expenses is primarily related to an increase in pass-through costs of $74.9 million described above. Overall margin increased from 11.3% to 12.3% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues.

PEO Services' earnings from continuing operations before income taxes increased 22% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $225.2 million. The increase in expenses is primarily related to an increase in pass-through costs of $194.6 million described above. Overall margin increased from 12.1% to 13.2% for the nine months ended March 31, 2017, as compared to the nine months ended March 31, 2016 primarily due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues.

Other

The primary components of the “Other” segment are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity, certain charges and expenses that have not been allocated to the reportable segments, and the historical results of the AMD business. Beginning in the first quarter of fiscal 2017, our chief operating decision maker began reviewing the Company's results with stock-based compensation included in the Company's operating segments. This change, as well as changes to the allocation methodology for certain corporate level allocations, has been adjusted in both the current period and the prior period in the table above, and did not materially affect reportable segment results.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. The premiums charged from ADP Indemnity to PEO Services are eliminated in the Other segment. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity and included in the Other segment.  For the fiscal years 2013 to 2017, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During the nine months ended March 31, 2017, ADP Indemnity paid a premium of $221.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2017 policy year on terms substantially similar to the fiscal 2016 reinsurance policy.

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

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements together with our $9.25 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see "Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of the risks of our client funds investment strategy. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

As of March 31, 2017, cash and cash equivalents and short-term marketable securities were $2,998.7 million, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2017 and 2016, are summarized as follows:

	Nine Months Ended
	March 31,
	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$1,668.7	$1,234.4	$434.3
Investing activities	(867.0)	(16,259.4)	15,392.4
Financing activities	(986.5)	16,332.6	(17,319.1)
Effect of exchange rate changes on cash and cash equivalents	(10.8)	(5.5)	(5.3)
Net change in cash and cash equivalents	$(195.6)	$1,302.1	$(1,497.7)

Net cash flows provided by operating activities for the nine months ended March 31, 2017 and March 31, 2016 include cash payments for reinsurance agreements of $221.0 million and $202.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is primarily due to a favorable change in the components of working capital and growth in our business as compared to the nine months ended March 31, 2016.

Net cash flows from investing activities changed due to the change in restricted cash and cash equivalents held to satisfy client funds obligations of $16,057.6 million and the proceeds from the sale of the CHSA and COBRA businesses of $234.0 million, partially offset by the timing of proceeds from corporate and client funds marketable securities of $585.7 million and the sale of AMD during the nine months ended March 31, 2016.

Net cash flows from financing activities changed due to a net decrease in client fund obligations of $15,461.4 million, which is due to the timing of impounds from our clients and payments to our clients' employees, and proceeds from our $2.0 billion September 2015 debt issuance.

We purchased 10.4 million shares of our common stock at an average price per share of $92.49 during the nine months ended March 31, 2017 as compared to purchases of 13.2 million shares at an average price per share of $82.54 during the nine months ended March 31, 2016.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.25 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 ("P-1") by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended March 31, 2017 and 2016, our average daily borrowings were $1.1 billion and $1.3 billion, respectively, at weighted average interest rates of 0.7% and 0.4%, respectively. For the nine months ended March 31, 2017 and 2016, our average daily borrowings were $3.2 billion and $2.7 billion, respectively, at weighted average interest rates of 0.5% and 0.2%, respectively. The weighted average maturity of our commercial paper during the nine months ended March 31, 2017 was approximately two days. At March 31, 2017 and June 30, 2016, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2017 and June 30, 2016, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended March 31, 2017 and 2016, we had average outstanding balances under reverse repurchase agreements of $145.0 million and $128.0 million, respectively, at weighted average interest rates of 0.5%. For the nine months ended March 31, 2017 and 2016, we had average outstanding balances under reverse repurchase agreements of $258.1 million and $316.9 million, respectively, at weighted average interest rates of 0.5% and 0.4%, respectively. See Note 10 of our Consolidated Financial Statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.25 billion, 364-day credit agreement that matures in June 2017 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2020 and June 2021, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through March 31, 2017 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.25 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

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

Capital expenditures for continuing operations for the nine months ended March 31, 2017 were $180.2 million, as compared to $116.0 million for the nine months ended March 31, 2016.  Capital expenditures for continuing operations for fiscal 2017 are expected to be about $250 million, as compared to $165.7 million in fiscal 2016.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Average investment balances at cost:
Corporate investments	$3,964.8	$4,168.2	$6,126.7	$5,436.6
Funds held for clients	27,312.6	26,681.7	22,721.6	22,179.3
Total	$31,277.5	$30,849.9	$28,848.3	$27,616.0

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.0%	0.9%	1.2%	1.1%
Funds held for clients	1.6%	1.5%	1.7%	1.7%
Total	1.6%	1.5%	1.6%	1.6%

Realized gains on available-for-sale securities	$(0.6)	$(2.0)	$(3.1)	$(3.5)
Realized losses on available-for-sale securities	0.8	2.1	2.0	7.4
Net realized losses/(gains) on available-for-sale securities	$0.2	$0.1	$(1.1)	$3.9

	March 31, 2017	June 30, 2016
Net unrealized pre-tax gains on available-for-sale securities	$70.7	$510.2

Total available-for-sale securities at fair value	$21,788.4	$21,605.0

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio remained consistent at 1.6% for the nine months ended March 31, 2017 when compared to the nine months ended March 31, 2016.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $12 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending March 31, 2018.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending March 31, 2018.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, DBRS. Approximately 81% of our available-for-sale securities held a AAA or AA rating at March 31, 2017.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at March 31, 2017 or June 30, 2016.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2017	601,691	$102.74	600,000	29,320,048

February 1 to 28, 2017	590,000	$98.66	590,000	28,730,048

March 1 to 31, 2017	690,841	$103.77	690,000	28,040,048
Total	1,882,532		1,880,000

(1)  During the three months ended March 31, 2017, pursuant to the terms of the Company's restricted stock program, the Company purchased 2,532 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 4, 2017	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)