Form 10-K
period 2017-06-30
AUTOMATIC DATA PROCESSING INC
filed 2017-08-04
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [x] No [ ]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [x] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $39,603,050,847. On July 31, 2017 there were 444,374,752 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General

ADP was founded in 1949 on an innovative idea: to help business owners focus on core business activities by relieving them of certain administrative tasks such as payroll. Automatic Data Processing, Inc. was incorporated in the State of Delaware in June 1961 and completed its initial public offering in September 1961. A pioneer in business process outsourcing, today we are one of the world’s leading providers of human capital management (“HCM”) solutions to employers, offering solutions to businesses of all sizes, whether they have simple or complex needs. We serve approximately 700,000 clients in more than 110 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”
When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.
Available Information
Our corporate website, www.adp.com, provides materials for investors and information about our solutions and services. ADP’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”) and are also available on the SEC’s website at www.sec.gov. The content on any website referenced in this filing is not incorporated by reference into this filing unless expressly noted otherwise.
BUSINESS OVERVIEW
ADP’s Mission and Strategy
ADP’s mission is to power organizations with insightful solutions that drive business success. Our commitment to service excellence is at the core of our relationship with each one of our clients, whether a small, mid-sized or large organization operating in one or multiple countries around the world. We innovate to deliver new solutions that anticipate and meet client needs in all of our markets. We help businesses focus on and optimize their most important investment – their people. From recruitment to talent management to retirement, our combination of expertise and technology offers insights that help our clients leverage HCM to drive better business results.
Our business strategy is based on the following three strategic pillars, which are designed to position ADP as the global market leader in technology-enabled HCM services:

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

Employer Services serves clients ranging from single-employee small businesses to large enterprises with tens of thousands of employees around the world.
Professional Employer Organization Services. ADP’s PEO business, called ADP TotalSource®, serves more than 10,700 clients with comprehensive employment administration outsourcing solutions through a relationship in which employees who work for a client (referred to as “worksite employees”) are co-employed by us and the client. ADP TotalSource is the largest PEO in the United States based on the number of worksite employees, serving more than 490,000 worksite employees in all 50 states, and operates as a Certified Professional Employer Organization under the Internal Revenue Code.
PRODUCTS AND SERVICES

Employer Services’ Products and Services

Human Capital Management. In order to serve the unique needs of diverse types of businesses, ADP provides a range of solutions, via a software- and service-based delivery model, which businesses of all types and sizes can use to recruit, pay, manage, and retain employees. We serve more than 570,000 clients via ADP’s cloud-based strategic software as a service (“SaaS”) offerings. As a leader in the growing HR Business Process Outsourcing market, we offer seamless outsourcing solutions that enable our clients to outsource their HR, time and attendance, payroll, benefits administration and talent management functions to ADP, and through the ADP DataCloud we provide clients with in-depth, data-driven workforce and business insights. Through the ADP DataCloud, we provide clients with a workforce intelligence engine that enables them to make critical HR decisions that power workforce and business productivity, performance and alignment. In addition, our mobile applications enable businesses to process their payroll, and give approximately 12 million of our clients’ employees convenient access to their HR information, via multiple mobile device platforms, around the world and in more than 27 languages. ADP has also opened access to developers and system integrators to certain of our platforms’ Application Programming Interface libraries through the ADP Marketplace. With ADP Marketplace, clients can integrate employee data from ADP core services across their other business systems, providers or platforms. This access enables the exchange of client data housed in ADP's databases in order to create a unified HCM ecosystem for clients informed by a single repository of their workforce data.
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement:

•
RUN Powered by ADP® is used by more than 510,000 small businesses in the United States. It combines a software platform for managing small business payroll, HR management and tax compliance administration, with 24/7 service and support from our team of small business experts. RUN Powered by ADP also integrates with other ADP solutions, such as time and attendance management, workers’ compensation insurance premium payment plans, and certain retirement plans.

•
ADP Workforce Now® is a flexible HCM solution used by more than 60,000 mid-sized businesses to manage their employees. More businesses use ADP Workforce Now than any other HCM solution designed for mid-sized businesses.

•
ADP Vantage HCM® is a solution for large enterprises in the United States. It offers a comprehensive set of HCM capabilities within a single solution that unifies the five major areas of HCM: HR management, benefits administration, payroll services, time and attendance management, and talent management.

•
ADP® GlobalView® HCM is a solution for multinational organizations of all sizes. As an integrated and flexible infrastructure supported by a team of experts, ADP GlobalView HCM allows companies of all sizes – from those with small and mid-sized operations to the largest multinational corporations – to standardize their HCM strategies globally (including payroll, HR, talent, time and labor, and benefits management) and adapt to changing local needs, while helping to drive overall organizational agility and engagement.

•
Outside the United States, ADP offers comprehensive HCM solutions on local, country-specific platforms. These suites of services offer various combinations of payroll services, HR management, time and attendance management, talent management and benefits management, depending on the country in which the solution is provided.

Payroll Services. ADP pays approximately 26 million (approximately 1 out of every 6) workers in the United States, and approximately 13 million workers outside the United States. ADP provides flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. ADP provides employers with a wide range of payroll options, including entering their payroll data online with an Internet-based solution or via a mobile device, and outsourcing their entire payroll process to ADP. ADP also enables its clients to connect their major enterprise resource planning (“ERP”) applications with ADP’s payroll services. Employers can choose a variety of payroll payment options ranging from professionally printed checks to ADP’s electronic wage payment and, in the United States, payroll card solutions. On behalf of our clients in the United States, ADP prepares and files federal, state and local payroll tax returns and quarterly and annual Social Security, Medicare, and federal, state and local income tax withholding reports, and prepares and files similar reports internationally. In addition, as part of our payroll services globally, ADP supplies year-end regulatory and legislative tax statements and other forms to our clients’ employees. For those clients in the United States who choose to process payroll in-house, ADP also offers our Tax and Compliance Solutions described below.
Benefits Administration. In the United States, ADP provides flexible solutions for outsourced employee benefits administration. Employee benefits administration options in the United States include health and welfare administration, leave administration services, insurance carrier enrollment services, employee communication services, and dependent verification services. In addition, ADP benefits administration solutions offer employers an efficient cloud-based eligibility and enrollment system that provides their employees with tools, communications, and other resources they need to understand their benefits options and make informed choices.
Talent Management. ADP’s Talent Management solutions simplify and improve the talent acquisition, management, and activation process from recruitment to ongoing employee engagement and development. ADP’s talent acquisition solutions help employers recruit, screen and on-board talent quickly and cost effectively. Employers can also meet their hiring needs by outsourcing their internal recruitment function to ADP. ADP’s talent management solutions provide performance, learning, succession and compensation management tools that help employers align goals to outcomes, while enabling managers to identify and mitigate potential retention risks. ADP’s talent activation solutions include research-based tools that drive employee engagement and leadership development, which in turn help clients drive employee performance and reliably measure the impact in relation to business outcomes.
Human Resources Management. Commonly referred to as Human Resource Information Systems (HRIS), ADP’s Human Resources Management Solutions provide employers with a single system of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, including employee names, addresses, job types, salary grades, employment history, and educational background. ADP’s Human Resources Management Solutions can also be combined with ADP’s Talent Management Solutions and other HCM offerings.
Time and Attendance Management. ADP offers multiple options for employers of all sizes to collect employee time and attendance information, including electronic timesheets, badge cards, biometric and touch-screen time clocks, telephone/interactive voice response, and mobile smartphones and tablets. ADP’s time and attendance tracking tools simplify employee scheduling and automate the calculation and reporting of hours worked, helping employers consistently enforce leave and attendance policies, control overtime, and manage compliance with wage and hour regulations.
Insurance Services. ADP’s Insurance Services business, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access in the United States to workers’ compensation and group health insurance for small and mid-sized clients through a variety of insurance carriers. ADP’s automated Pay-by-Pay® premium payment program calculates and collects workers’ compensation premium payments each pay period simplifying this task for employers.
Retirement Services. ADP Retirement Services helps employers in the United States administer various types of retirement plans, such as 401(k) (including “safe harbor” 401(k) and Roth 401(k)), profit sharing (including new comparability), SIMPLE IRA, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives our clients’ employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. In addition, ADP Retirement Services offers investment management services to retirement plans through a subsidiary that is a registered investment adviser under the

Investment Advisers Act of 1940, as amended (the “Advisers Act”). ADP Retirement Services also offers trustee services through a third party.
Tax and Compliance Services
ADP SmartCompliance. In the United States, ADP SmartCompliance® integrates client data delivered from ADP's integrated HCM platforms or third-party payroll, HR and financial systems into a single, cloud-based platform enabling clients to consolidate their data in one location. ADP’s specialized teams use the data to work with clients to help them manage changing regulatory landscapes and improve business processes. ADP SmartCompliance integrates several HCM-related compliance processes, including health care reform under the U.S. Patient Protection and Affordable Care Act, as amended (the "Affordable Care Act") employment tax, wage payments, tax credits, wage garnishments, unemployment claims, and employment verifications.
ADP SmartCompliance Employment Tax. As part of ADP’s employment tax services in the United States, ADP prepares and files employment tax returns on our clients’ behalf with federal, state, and local tax agencies. In connection with these services, ADP collects federal, state, and local employment taxes from clients and remits these taxes, as appropriate, to approximately 7,000 federal, state, and local tax agencies. ADP also responds to inquiries from tax agencies. In addition to our full-service employment tax solution, ADP offers a software solution for do-it-yourself employment tax management that can complement a client’s in-house payroll system. In our fiscal year ended June 30, 2017 (“fiscal 2017”), ADP in the United States processed and delivered approximately 61 million employee year-end tax statements. In addition, we moved approximately $1.85 trillion in client funds to taxing and other agencies and to our clients’ employees and other payees via electronic transfer, direct deposit, and check.
ADP SmartCompliance Wage Payments. In the United States, in addition to ADPCheck, ADP’s traditional payroll check offering, ADP offers electronic payroll disbursement options that can be integrated with clients’ payroll systems and ERP applications. With ALINE Pay by ADP®, payroll can be disbursed via ALINE Check by ADP®, direct deposit, or the ALINE Card by ADP®, a network-branded payroll card. ALINE Check by ADP gives employees the ability to receive wages through a self-completed payroll check that can be negotiated just as a traditionally issued payroll check. Using the ALINE Card by ADP, employees can access their payroll funds immediately, including via a network member bank or an ATM, make purchases or pay bills, load additional funds onto the card, including government benefits or tax refunds, and transfer funds to a bank account in the United States.
ADP SmartCompliance - Other ADP Solutions. Our other ADP SmartCompliance solutions include:

•
Tax Credits. ADP helps clients in the United States take advantage of tax credit and incentive opportunities as they hire new employees and expand or relocate their business operations, based on geography, demographics, and other criteria, including work opportunity tax credits, federal empowerment zone employment credits, economic development incentives, and training grants.

•
Wage Garnishments. ADP offers an integrated solution to help our clients manage the wage garnishment process through integration with their payroll systems. In the United States, ADP helps employers process and submit required correspondence and responses to federal and state agencies, courts and third parties.

•	Unemployment Claims. ADP offers a single-source solution to help manage the entire unemployment claims process in the United States, from pre-separation planning to claim protests to audits.

•	Employment Verification. ADP offers an automated solution to securely verify employment and income such as when an employee applies for a loan, credit card, lease or government assistance.

•
Health Compliance. ADP helps businesses manage crucial employer-related elements of the Affordable Care Act, including determining offer of coverage eligibility, assessing affordability, and providing a critical regulatory management solution.

Professional Employer Organization Services’ Products and Services
ADP TotalSource, ADP’s PEO business, offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. In fiscal 2017, ADP TotalSource became one of the first PEOs certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. As a PEO, ADP TotalSource provides complete HR management services while the client continues to direct the day-to-day job-related duties of the employees. ADP TotalSource combines key HR management and employee benefits functions, including HR administration, employee benefits, and employer liability management, into a single-source solution:
HR Administration. ADP TotalSource offers a variety of comprehensive HR administration services, such as:

•	employee recruitment

•	payroll and tax administration

•	time and attendance management

•	benefits administration

•	employee training and development

•	online HR management tools

•	employee leave administration

Employee Benefits. Through the co-employment model, ADP TotalSource provides eligible worksite employees with access to:

•	group health, dental and vision coverage

•	a 401(k) retirement savings plan

•	health savings accounts

•	flexible spending accounts

•	group term life and disability coverage

•	an employee assistance program

Employer Liability Management. ADP TotalSource helps clients manage and limit employment-related risks and related costs by providing:

•	a workers’ compensation program

•	unemployment claims management

•	safety compliance guidance and access to safety training

•	access to employment practices liability insurance

•	guidance on compliance with U.S. federal, state and local employment laws and regulations

The scale of ADP TotalSource allows us to deliver a variety of benefits and services with efficiency and value typically out of reach to small and mid-sized businesses. ADP TotalSource serves more than 10,700 clients and more than 490,000 worksite employees in all 50 states.
MARKETS AND SALES
Employer Services’ HCM solutions are offered in more than 110 countries and territories. The most material markets for our HCM solutions are the United States, Canada and Europe. In each market, we have both country-specific solutions and multi-country solutions, for employers of all sizes and complexities. The major components of our HCM offerings throughout these geographies are payroll, HR outsourcing and time and attendance management. In addition, we offer wage and tax collection and remittance services in the United States, Canada, the United Kingdom, the Netherlands, France, Australia, India, and China. PEO Services offers services exclusively in the United States.
We market our solutions primarily through our direct sales force. Employer Services also markets its solutions through indirect sales channels, such as marketing relationships with banks and certified public accountants, among others. None of ADP’s major business groups has a single homogeneous client base or market. While concentrations of clients exist in specific industries, no one client, industry or industry group is material to ADP’s overall revenues. ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or major business unit of ADP is subject to unique market risk.
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
As one of the world’s largest providers of HR outsourcing solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy and data security-related laws, including federal, state and foreign security breach notification laws with respect to both our own employee data and client employee data. The changing nature of privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (the "GDPR"), will impact our processing of personal information of our employees and on behalf of our clients. In addition, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our insurance services businesses and ADP TotalSource.
As part of our payroll and payroll tax management services, we move client funds to taxing authorities and our clients’ employees via electronic transfer, direct deposit, prepaid access and ADPCheck. Certain elements of our U.S. money transmission activities, including our electronic payment and prepaid access (payroll pay card) offerings, are subject to certain licensing requirements. In addition, our U.S. prepaid access offering is subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Elements of our money transmission activities outside of the United States are subject to similar licensing and anti-money laundering and reporting laws and requirements in the countries in which we provide such services. Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to certain obligations and responsibilities of an employer under federal and state tax, insurance and employment laws. In 2016, the U.S. Department of Labor issued a rule which treats ADP Retirement Services as a “fiduciary” for purposes of the Employee Retirement Income Security Act and the Internal Revenue Code in connection with certain services it provides. As a result, we have formed a registered investment adviser under the Advisers Act that will provide certain investment management and advisory services under a heightened “fiduciary” standard and will be regulated as an investment adviser by the SEC.
In addition, many of our businesses offer solutions that assist our clients in complying with certain U.S. and foreign laws and regulations that apply to them. Although these laws and regulations apply to our clients and not to ADP, changes in such laws or regulations may affect our operations, products and services. For example, our payroll services are designed to facilitate compliance with state laws and regulations applicable to the payment of wages. In addition, our HCM solutions help clients manage their compliance with certain requirements of the Affordable Care Act in the United States. Similarly, our Tax Credit Services business, which helps clients in the United States take advantage of tax credit opportunities in connection with the hiring of new employees and certain other activities, is based on federal, state, or local tax laws and regulations allowing for tax credits, which are subject to renewal, amendment or rescission.
The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K for information regarding changes in laws and regulations that could have a materially adverse effect on our reputation, results of operations or financial condition or have other adverse consequences.

CLIENTS AND CLIENT CONTRACTS
ADP provides its services to approximately 700,000 clients. In fiscal 2017, no single client or group of affiliated clients accounted for revenues in excess of 2% of ADP’s annual consolidated revenues.
ADP is continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients can vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally six to twelve months). In some cases, the period may exceed two years for a large GlobalView client or other large, complicated implementation. Although we monitor sales that have not yet been installed, we do not view this metric as material to an understanding of our overall business in light of the recurring nature of our business. This metric is not a reported number, but it is used by management as a planning tool to allocate resources needed to install services, and as a means of assessing our performance against the expectations of our clients. In addition, some of our products and services are sold under longer term contracts with initial terms ranging from two to seven years. However, this anticipated future revenue under contract is not a significant portion of ADP’s expected future revenue, is not a meaningful indicator of our future performance and is not used by management internally to estimate ADP’s future revenue.
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to ADP. ADP’s client retention is estimated at approximately 10 years in Employer Services, and approximately 7 years in PEO Services, and has not varied significantly from period to period.
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
SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2017, 2016, and 2015, ADP invested approximately $859 million, $818 million, and $767 million, respectively, from continuing operations, in systems development and programming, which includes expenses for activities such as client migrations to our new strategic platforms, the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.
LICENSES
ADP is the licensee under a number of agreements for computer programs and databases. ADP’s business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to ADP’s business as a whole.
NUMBER OF EMPLOYEES
ADP employed approximately 58,000 persons as of June 30, 2017.

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
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business.  For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities.  Changes in taxation regulations could adversely affect our effective tax rate and our net income.  Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business.  Health care reform under the Affordable Care Act, related state laws, and the regulations thereunder, as well as pending federal health care legislation, have the potential to substantially impact the way that employers provide health insurance to employees and the health insurance market for our PEO business, as well as the demand for our health care compliance solutions.  We are unable to determine the ultimate impact that health care reform, including the pending federal health care legislation, will have on our PEO business and our ability to attract and retain PEO clients or demand for our health care compliance solutions.
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
Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, economic and trade sanctions, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which which could adversely impact our business.  We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others.  In addition, some of our businesses in the U.S. and a number of countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as money transmitters and providers of prepaid access), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) as a provider of prepaid access pursuant to a FinCEN regulation.
We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading and enhancing certain of our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators.  Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition. Further, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operation or financial condition.
Failure to comply with data privacy laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign data privacy laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, use and disclosure of personal information; require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. In addition, the European Union adopted the comprehensive General Data Privacy Regulation (the “GDPR”) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability.
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
We have programs in place to prevent, detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving these third parties or our employees, contractors, and temporary staff. As these threats continue to evolve and increase, we may be required to invest significant additional resources to modify and enhance our information security and controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation or effectiveness of any safeguards by our clients or vendors, and, in any event, third parties may be able to circumvent those security measures.
Any cyber attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, theft of non-public or other sensitive information, or similar act by a malevolent party, or inadvertent acts or inactions by our employees, contractors or temporary staff, could result in the disclosure or misuse of confidential personal or business information, and could have a materially adverse effect on our business operations, or that of our clients, create liability, regulatory sanction or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider.
Although we believe that we maintain a robust program of information security and controls and none of the data security incidents that we have encountered to date have materially impacted us, a data security incident could have a materially adverse effect on our business, results of operations and financial condition. While ADP maintains insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address losses or claims that may arise in connection with certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
Our systems may be subject to disruptions that could have a materially adverse effect on our business and reputation
Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, we could suffer financial loss, a disruption of our businesses, liability to clients, loss of clients, regulatory intervention, or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition. We have disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events, including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans may not be successful in preventing or mitigating the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.
A disruption of our data centers could have a materially adverse effect on our business
We host our applications and serve our clients from data centers that we operate and from data centers operated by third-party vendors. If any of our or our third party vendors' data centers fail or become disabled, even for a limited period of time, our businesses could be disrupted and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention, or damage to our reputation, any of which could have a material adverse effect on our results of operation or financial condition. In addition, our third party vendors may cease providing data center facilities or services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operation or financial condition.
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

We invest our client funds in liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility. In addition, as part of our client funds investment strategy, we extend the maturities of our investment portfolio for client funds and utilize short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. In order to satisfy these short-term funding requirements, we maintain access to various sources of liquidity, including borrowings under our commercial paper program and our committed credit facilities, our ability to execute reverse repurchase transactions and corporate cash balances. A reduction in the availability of any such financing during periods of disruption in the financial markets or otherwise may require us to sell client fund assets to satisfy our short-term funding requirements, which may result in the recognition of losses and adversely impact our results of operations, financial condition and cash flow.
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
Our business could be negatively impacted as a result of actions by activist stockholders or others
We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential customers and business partners and may affect our relationships with current customers, vendors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Change in our credit ratings could adversely impact our operations and lower our profitability
The major credit rating agencies periodically evaluate our creditworthiness and have given us very strong, investment-grade long-term debt ratings and the highest commercial paper ratings. Failure to maintain high credit ratings on long-term and short-term debt could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing required by our Employer Services business, and adversely impact our results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 8 of its processing/print centers, and 19 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,455,863 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 6,195,070 square feet worldwide, expire at various times up to the year 2028. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.
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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. The following table sets forth the reported high and low sales prices of the Company’s common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared during each quarter for the two most recent fiscal years. As of June 30, 2017, there were 41,598 holders of record of the Company’s common stock. As of such date, 587,103 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2017 quarter ended

June 30	$105.68	$95.50	$0.570
March 31	$104.61	$93.07	$0.570
December 31	$102.73	$84.03	$0.570
September 30	$93.82	$84.75	$0.530

Fiscal 2016 quarter ended

June 30	$91.87	$84.36	$0.530
March 31	$90.00	$76.65	$0.530
December 31	$90.67	$78.74	$0.530
September 30	$85.21	$64.29	$0.490

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2017 to April 30, 2017	571,842	$102.72	570,000	27,470,048
May 1, 2017 to May 31, 2017	1,200,846	$99.10	1,200,000	26,270,048
June 1, 2017 to June 30, 2017	1,321,843	$101.87	1,320,000	24,950,048
Total	3,094,531		3,090,000

(1)
Pursuant to the terms of the Company’s restricted stock program, the Company purchased 4,531 shares at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval	Shares
August 2014	30 million
August 2015	25 million
There is no expiration date for the common stock repurchase plan.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(b) assuming an initial investment of $100 on June 30, 2012, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Automatic Data Processing, Inc., the S&P 500 Index
and the S&P Information Technology Index

$250
$200
$150
$100
$50
$0
6/12
6/13
6/14
6/15
6/16
6/17
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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K. The Company uses certain non-GAAP financial measures that we believe better reflect the underlying operations of our business model, allows investors to assess our performance in a manner similar to the method used by management, and improves our ability to understand and assess our operating performance against prior periods. Refer to (A) below for additional information about our non-GAAP financial measures and our reconciliations to reported results. Additionally, prior period amounts have been adjusted to exclude discontinued operations.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2017	2016	2015	2014	2013

Total revenues	$12,379.8	$11,667.8	$10,938.5	$10,226.4	$9,442.0
Total costs of revenues	$7,269.8	$6,840.3	$6,427.6	$6,041.0	$5,574.1
Earnings from continuing operations before income taxes	$2,531.1	$2,234.7	$2,070.7	$1,879.2	$1,710.1
Net earnings from continuing operations	$1,733.4	$1,493.4	$1,376.5	$1,242.6	$1,122.2
Adjusted earnings from continuing operations before interest and income taxes (A)	$2,447.6	$2,274.2	$2,061.5	$1,870.3	$1,746.5
Adjusted net earnings from continuing operations (A)	$1,665.0	$1,494.8	$1,376.5	$1,242.6	$1,164.9

Basic earnings per share from continuing operations	$3.87	$3.27	$2.91	$2.59	$2.32
Diluted earnings per share from continuing operations	$3.85	$3.25	$2.89	$2.57	$2.30
Adjusted diluted earnings per share from continuing operations (A)	$3.70	$3.26	$2.89	$2.57	$2.39
Basic weighted average shares outstanding	447.8	457.0	472.6	478.9	482.7
Diluted weighted average shares outstanding	450.3	459.1	475.8	483.1	487.1
Cash dividends declared per share	$2.24	$2.08	$1.95	$1.88	$1.70

At year end:
Cash, cash equivalents and marketable securities of continuing operations	$2,791.2	$3,222.4	$1,694.8	$3,670.3	$1,746.2
Total assets of continuing operations	$37,180.0	$43,670.0	$33,110.5	$29,629.6	$30,041.7
Total assets	$37,180.0	$43,670.0	$33,110.5	$32,059.8	$32,268.1
Obligations under reverse repurchase agreements	$—	$—	$—	$—	$245.9
Obligations under commercial paper borrowings	$—	$—	$—	$2,173.0	$—
Long-term debt	$2,002.4	$2,007.7	$9.2	$11.5	$14.7
Stockholders’ equity	$3,977.0	$4,481.6	$4,808.5	$6,670.2	$6,189.9

(A) Non-GAAP Financial Measures

In addition to our GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measure	U.S. GAAP Measures	Adjustments/Explanation
Adjusted EBIT	Net earnings from continuing operations
- Provision for income taxes
- Gains/losses on non-operational transactions such as sales of businesses and assets
- All other interest expense and income
- Certain restructuring charges

See footnotes (a) and (b)

Adjusted net earnings from continuing operations	Net earnings from continuing operations	Pre-tax and tax impacts of: - Gains/losses on non-operational transactions such as sales of businesses and assets - Certain restructuring charges See footnotes (b), (c), and (d)
Adjusted provision for income taxes	Provision for income taxes	Tax impacts of: - Gains/losses on non-operational transactions such as sales of businesses and assets - Certain restructuring charges See footnotes (c) and (d)
Adjusted diluted earnings per share from continuing operations	Diluted earnings per share	EPS impacts of: - Gains/losses on non-operational transactions such as sales of businesses and assets - Certain restructuring charges See footnote (b)
Adjusted effective tax rate	Effective tax rate	See footnote (e)
Constant Dollar Basis	U.S. GAAP P&L line items	See footnote (f)

We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  The nature of these exclusions are for specific items that are not fundamental to our underlying business operations. Since these adjusted financial measures and other non-GAAP metrics are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to their U.S. GAAP measures, and they may not be comparable to similarly titled measures at other companies.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2017	2016	2015	2014	2013

Net earnings from continuing operations	$1,733.4	$1,493.4	$1,376.5	$1,242.6	$1,122.2
Adjustments:
Provision for income taxes	797.7	741.3	694.2	636.6	587.9
All other interest expense (a)	59.3	47.9	1.5	1.6	2.3
All other interest income (a)	(22.4)	(13.6)	(10.7)	(10.5)	(8.6)
Gain on sale of businesses	(205.4)	(29.1)	—	—	—
Gain on sale of building	—	(13.9)	—	—	—
Workforce Optimization Effort (b)	(5.0)	48.2	—	—	—
Service Alignment Initiative (b)	90.0	—	—	—	—
Goodwill impairment charge	—	—	—	—	42.7
Adjusted EBIT	$2,447.6	$2,274.2	$2,061.5	$1,870.3	$1,746.5

Net earnings from continuing operations	$1,733.4	$1,493.4	$1,376.5	$1,242.6	$1,122.2
Adjustments:
Gain on sale of businesses	(205.4)	(29.1)	—	—	—
Gain on sale of building	—	(13.9)	—	—	—
Workforce Optimization Effort (b)	(5.0)	48.2	—	—	—
Service Alignment Initiative (b)	90.0	—	—	—	—
Goodwill impairment charge (g)	—	—	—	—	42.7
Provision for income taxes on gain on sale of business (c)	84.0	7.3	—	—	—
Provision for income taxes on gain on sale of building (d)	—	5.3	—	—	—
Benefit/(Provision) for income taxes for Workforce Optimization Effort (d)	1.8	(16.4)	—	—	—
Income tax benefit for Service Alignment Initiative (d)	(33.8)	—	—	—	—
Adjusted net earnings from continuing operations	$1,665.0	$1,494.8	$1,376.5	$1,242.6	$1,164.9

Diluted earnings per share from continuing operations	$3.85	$3.25	$2.89	$2.57	$2.30
Adjustments:
Gain on sale of businesses	(0.27)	(0.05)	—	—	—
Gain on sale of building	—	(0.02)	—	—	—
Workforce Optimization Effort (b)	(0.01)	0.07	—	—	—
Service Alignment Initiative (b)	0.12	—	—	—	—
Goodwill impairment charge	—	—	—	—	0.09
Adjusted diluted earnings per share from continuing operations	$3.70	$3.26	$2.89	$2.57	$2.39

(a) We continue to include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income."

(b) The majority of charges relating to our Service Alignment Initiative and Workforce Optimization Effort represent severance charges. Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to our broad-based, company-wide Service Alignment Initiative and Workforce Optimization Effort. The fiscal 2017 Workforce Optimization Effort adjustment totaling approximately $5 million represents a reversal of the fiscal 2016 estimate.

(c) The taxes on the gains on the sale of the businesses were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the year ended June 30, 2017 due to the derecognition of goodwill upon the sale of the business and for the year ended June 30, 2016 due to a previously recorded non tax-deductible goodwill impairment charge.

(d) The tax benefit/provision on the Service Alignment Initiative, Workforce Optimization Effort, and the gain on the sale of the building was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(e) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings from continuing operations plus our Adjusted provision for income taxes.

(f) "Constant dollar basis" provides information that isolates the actual growth of our operations. "Constant dollar basis" is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

(g) The goodwill impairment charge in fiscal 2013 was non tax-deductible.

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

Highlights from the year ended June 30, 2017 ("fiscal 2017") include:

•	Worldwide new business bookings declined 5% from the year ended June 30, 2016 ("fiscal 2016") to $1.65 billion for fiscal 2017.

•	Revenue grew 6% which includes one percentage point of combined pressure from the sale of our COBRA and CHSA businesses and foreign currency translation.

•	Pre-tax margin increased approximately 130 basis points to 20.4%; Adjusted EBIT margin increased 30 basis points to 19.8%.

•	Net earnings from continuing operations increased 16%; Adjusted net earnings from continuing operations grew 11%.

•	Diluted earnings per share from continuing operations increased 18% to $3.85. Adjusted diluted earnings per share from continuing operations increased 13% to $3.70.

•
We continued our shareholder friendly actions by returning $1.3 billion via share repurchases, and approximately $1 billion via dividends, which increased on a per-share basis for the 42nd consecutive year. We have fully distributed the proceeds from our fiscal 2016 debt issuance.

During fiscal 2017, we continued to focus on our global HCM strategy by investing to strengthen our underlying business model and prospects for sustainable long-term growth. Our robust and diverse product offerings are the result of our continued investment in product innovation and service. Our results in fiscal 2017 reflect the stability of our underlying business model and our disciplined strategy for profitable growth while maintaining our focus on shareholder friendly actions.

Our new business bookings were down 5% during fiscal 2017, as compared to fiscal 2016, due to high demand in fiscal 2016 for our solutions that assist our clients in complying with the Affordable Care Act ("ACA"). We remain optimistic of our ability to deliver innovative and competitive products, as well as our sales force's ability to distribute our products heading into the year ending June 30, 2018 ("fiscal 2018").

The causes of our client losses and resulting impact on our revenue retention continue to be a point of internal focus. Our Employer Services revenue retention was down 50 basis points during fiscal 2017 as compared to fiscal 2016 primarily due to lower retention on our legacy client platforms coupled with the anticipated loss of a large client within our former CHSA business at the beginning of the fiscal year. We are seeing strong retention on our strategic platforms. We continue to upgrade our clients from legacy platforms to our new cloud-based solutions and focus on improving the client experience. We believe upgrading our clients from legacy platforms is an important aspect of our long-term strategy, giving our clients our most innovative and seamless products.

Our implementation team's ability to implement our services as well as our sales force's ability to sell to clients and prospects drove revenue growth during fiscal 2017. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

During fiscal 2017, we incurred $90.0 million in charges for a previously announced multi-year Service Alignment Initiative intended to align our client service operations to our strategic platforms. In connection with this Service Alignment Initiative, we anticipate incurring total pre-tax charges of about $30 million in the year ended June 30, 2018.

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

In January 2017, we acquired The Marcus Buckingham Company ("TMBC"). TMBC is a provider of talent management technology, coaching, and consulting solutions. The acquisition reflects our commitment to innovation and enhances our core HCM capabilities, allowing us to deepen our offering in this critical area of talent management. The results of operations of this business will be included in the Employer Services segment.

We have a strong business model with a high percentage of recurring revenues, good margins, the ability to generate consistent healthy cash flows, strong client retention, and low capital expenditure requirements. Our financial condition and balance sheet remain solid at June 30, 2017, with cash and cash equivalents and marketable securities of approximately $2.8 billion.

We continue to make investments in our sales force and are pleased with the operational improvements of our organization, our ability to continuously innovate and offer new and exciting products to our clients, and the ability of our service organization to support these new services and strategic platforms.  Our pipeline for future new business bookings remains strong, as we leverage our investments in our strategic platforms and our strong, tenured sales force. We believe that our focus on these areas will continue to drive our growth and success in the future.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Prior period amounts have been adjusted to exclude discontinued operations (refer to Note 3 of our Consolidated Financial Statements for additional information).

(In millions, except per share amounts)

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis
	2017	2016	2015	2017	2016	2017	2016

Total revenues from continuing operations	$12,379.8	$11,667.8	$10,938.5	6%	7%	6%	8%

Costs of revenues:
Operating expenses	6,416.1	6,025.0	5,625.3	6%	7%	7%	9%
Systems development and programming costs	627.5	603.7	595.4	4%	1%	4%	4%
Depreciation and amortization	226.2	211.6	206.9	7%	2%	7%	5%
Total costs of revenues	7,269.8	6,840.3	6,427.6	6%	6%	7%	8%

Selling, general and administrative costs	2,783.2	2,637.0	2,496.9	6%	6%	6%	7%
Interest expense	80.0	56.2	6.5	n/m	n/m	n/m	n/m
Total expenses	10,133.0	9,533.5	8,931.0	6%	7%	7%	8%

Other income, net	(284.3)	(100.4)	(63.2)	n/m	n/m	n/m	n/m

Earnings from continuing operations before income taxes	$2,531.1	$2,234.7	$2,070.7	13%	8%	13%	9%
Margin	20.4%	19.2%	18.9%

Provision for income taxes	$797.7	$741.3	$694.2	8%	7%	7%	8%
Effective tax rate	31.5%	33.2%	33.5%

Net earnings from continuing operations	$1,733.4	$1,493.4	$1,376.5	16%	8%	16%	10%

Diluted earnings per share ("EPS") from continuing operations	$3.85	$3.25	$2.89	18%	12%	18%	13%
n/m - not meaningful

Note 1. Non-GAAP measures

In addition to our GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measure	U.S. GAAP Measures	Adjustments/Explanation
Adjusted EBIT	Net earnings from continuing operations
- Provision for income taxes
- Gains/losses on non-operational transactions such as sales of businesses and assets
- All other interest expense and income
- Certain restructuring charges

See footnotes (a) and (b)

Adjusted net earnings from continuing operations	Net earnings from continuing operations	Pre-tax and tax impacts of: - Gains/losses on non-operational transactions such as sales of businesses and assets - Certain restructuring charges See footnotes (b), (c), and (d)
Adjusted provision for income taxes	Provision for income taxes	Tax impacts of: - Gains/losses on non-operational transactions such as sales of businesses and assets - Certain restructuring charges See footnotes (c) and (d)
Adjusted diluted earnings per share from continuing operations	Diluted earnings per share	EPS impacts of: - Gains/losses on non-operational transactions such as sales of businesses and assets - Certain restructuring charges See footnote (b)
Adjusted effective tax rate	Effective tax rate	See footnote (e)
Constant Dollar Basis	U.S. GAAP P&L line items	See footnote (f)

We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  The nature of these exclusions are for specific items that are not fundamental to our underlying business operations.  Since these adjusted financial measures and other non-GAAP metrics are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to their U.S. GAAP measures, and they may not be comparable to similarly titled measures at other companies.

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis (f)
	2017	2016	2015	2017	2016	2017	2016
Net earnings from continuing operations	$1,733.4	$1,493.4	$1,376.5	16%	8%	16%	10%
Adjustments:
Provision for income taxes	797.7	741.3	694.2
All other interest expense (a)	59.3	47.9	1.5
All other interest income (a)	(22.4)	(13.6)	(10.7)
Gain on sale of businesses	(205.4)	(29.1)	—
Gain on sale of building	—	(13.9)	—
Workforce Optimization Effort (b)	(5.0)	48.2	—
Service Alignment Initiative (b)	90.0	—	—
Adjusted EBIT	$2,447.6	$2,274.2	$2,061.5	8%	10%	7%	11%
Adjusted EBIT Margin	19.8%	19.5%	18.8%

Provision for income taxes	$797.7	$741.3	$694.2	8%	7%	7%	8%
Adjustments:
Gain on sale of businesses (c)	(84.0)	(7.3)	—
Gain on sale of building (d)	—	(5.3)	—
Workforce Optimization Effort (d)	(1.8)	16.4	—
Service Alignment Initiative (d)	33.8	—	—
Adjusted provision for income taxes	$745.7	$745.1	$694.2	—%	7%	—%	8%
Adjusted effective tax rate (e)	30.9%	33.3%	33.5%

Net earnings from continuing operations	$1,733.4	$1,493.4	$1,376.5	16%	8%	16%	10%
Adjustments:
Gain on sale of businesses	(205.4)	(29.1)	—
Gain on sale of building	—	(13.9)	—
Workforce Optimization Effort (b)	(5.0)	48.2	—
Service Alignment Initiative (b)	90.0	—	—
Provision for income taxes on gain on sale of business (c)	84.0	7.3	—
Provision for income taxes on gain on sale of building (d)	—	5.3	—
Benefit/(Provision) for income taxes for Workforce Optimization Effort (d)	1.8	(16.4)	—
Income tax benefit for Service Alignment Initiative (d)	(33.8)	—	—
Adjusted net earnings from continuing operations	$1,665.0	$1,494.8	$1,376.5	11%	9%	11%	10%

Diluted earnings per share from continuing operations	$3.85	$3.25	$2.89	18%	12%	18%	13%
Adjustments:
Gain on sale of businesses	(0.27)	(0.05)	—
Gain on sale of building	—	(0.02)	—
Workforce Optimization Effort (b)	(0.01)	0.07	—
Service Alignment Initiative (b)	0.12	—	—
Adjusted diluted earnings per share from continuing operations	$3.70	$3.26	$2.89	13%	13%	13%	14%

(a) We continue to include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income."

(b) The majority of charges relating to our Service Alignment Initiative and Workforce Optimization Effort represent severance charges. Severance charges have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to our broad-based, company-wide Service Alignment Initiative and Workforce Optimization Effort. The fiscal 2017 Workforce Optimization Effort adjustment totaling approximately $5 million represents a reversal of the fiscal 2016 estimate.

(c) The taxes on the gains on the sale of the businesses were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the year ended June 30, 2017 due to the derecognition of goodwill upon the sale of the business and for the year ended June 30, 2016 due to a previously recorded non tax-deductible goodwill impairment charge.

(d) The tax benefit/provision on the Service Alignment Initiative, Workforce Optimization Effort, and the gain on the sale of the building was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(e) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings from continuing operations plus our Adjusted provision for income taxes.

(f) "Constant dollar basis" provides information that isolates the actual growth of our operations. "Constant dollar basis" is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

Fiscal 2017 Compared to Fiscal 2016

Total Revenues

Our revenues, as reported, increased 6% in fiscal 2017, which includes one percentage point of pressure from the net impact of acquisitions, the disposition of our CHSA and COBRA businesses and foreign currency translation. Revenue increased primarily due to new business started from new business bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization ("PEO") Services.

Total revenues in fiscal 2017 include interest on funds held for clients of $397.4 million, as compared to $377.3 million in fiscal 2016.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average client funds balances of 2.7% to $23,023.5 million in fiscal 2017.

Total Expenses

Our total expenses, as reported, increased 6% in fiscal 2017, as compared to fiscal 2016. The increase is primarily due to an increase in PEO services pass-through costs, the restructuring and dual operations costs related to our Service Alignment Initiative, and increased costs to service our client base in support of our growing revenue. These increases were partially offset by the disposition of our CHSA and COBRA businesses during fiscal 2017.

Operating expenses, as reported, increased 6% in fiscal 2017, as compared to fiscal 2016. PEO Services pass-through costs were $2,628.4 million for fiscal 2017, which included costs for benefits coverage of $2,173.9 million and costs for workers’ compensation and payment of state unemployment taxes of $454.5 million.  These pass-through costs were $2,336.3 million for fiscal 2016, which included costs for benefits coverage of $1,906.0 million and costs for workers’ compensation and payment of state unemployment taxes of $430.3 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue, including dual operation costs associated with our Service Alignment Initiative, partially offset by the disposition of our CHSA and COBRA businesses.

Systems development and programming costs, as reported, increased 4% in fiscal 2017, when compared to the same period in the prior year, due to increased investments and costs to develop, support, and maintain our products, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses, as reported, increased 6% in fiscal 2017, as compared to fiscal 2016.  The increase was primarily related to investments in our sales organization. Selling, general and administrative expenses also increased due to additional restructuring charges which primarily relate to our Service Alignment Initiative and Workforce Optimization Effort.

Other Income, net

(In millions)
Years ended June 30,	2017	2016	$ Change
Interest income on corporate funds	$(76.7)	$(62.4)	$14.3
Realized gains on available-for-sale securities	(5.3)	(5.1)	0.2
Realized losses on available-for-sale securities	3.1	10.1	7.0
Gain on sale of businesses (see Note 3 of the Consolidated Financial Statements)	(205.4)	(29.1)	176.3
Gain on sale of building	—	(13.9)	(13.9)
Other income, net	$(284.3)	$(100.4)	$183.9

Other income, net, increased $183.9 million in fiscal 2017, as compared to fiscal 2016. The increase was primarily due to the gain on sale of the CHSA and COBRA businesses of $205.4 million in fiscal 2017, partially offset by the gain on sale of the AdvancedMD ("AMD") business of $29.1 million and the gain on the sale of a building of $13.9 million in fiscal 2016.

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 13% due to the gain on the sale of the CHSA and COBRA businesses as well as the increases in revenues and expenses discussed above, partially offset by the net impact of the Service Alignment Initiative and Workforce Optimization Effort charges in fiscal 2017 and 2016. Overall margin increased from 19.2% in fiscal 2016 to 20.4% in fiscal 2017 primarily due to the gain on the sale of the CHSA and COBRA businesses, and operating efficiencies, partially offset by the net charges related to the Service Alignment Initiative and Workforce Optimization Effort in fiscal 2017 and 2016, the gain on the sale of the building and the gain on the sale of AMD in fiscal 2016, and additional interest expense related to our September 2015 $2.0 billion senior note issuance in fiscal 2016.

Adjusted EBIT

Adjusted EBIT excludes certain interest amounts, the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative and the Workforce Optimization Effort, and the gain on the sale of the building and the gain on the sale of the AMD business in fiscal 2016.

Adjusted EBIT increased 8% due to the increases in revenues and expenses discussed above. Overall Adjusted EBIT margin increased from 19.5% in fiscal 2016 to 19.8% in fiscal 2017 due to operating efficiencies partially offset by 20 basis points of pressure from dual operation costs related to our Service Alignment Initiative.

Provision for Income Taxes

The effective tax rate in fiscal 2017 and 2016 was 31.5% and 33.2%, respectively. The decrease in the effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 210 basis points in fiscal 2017 and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 1 of our Consolidated Financial Statements), which decreased our effective tax rate by 130 basis points in fiscal 2017. These decreases were partially offset by the impact of the sale of the CHSA and COBRA businesses and a lower benefit related to the usage of foreign tax credits in fiscal 2017.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative and Workforce Optimization Effort, the gain on the sale of the building and the gain on the sale of the AMD business in fiscal 2016, for fiscal 2017 and 2016 was 30.9% and 33.3%, respectively. The decrease in the adjusted effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 220 basis points in fiscal 2017 and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation (as further explained in Note 1 of our Consolidated Financial Statements), which decreased our effective tax rate by 130 basis points in fiscal 2017. This decrease was offset by a lower benefit related to the usage of foreign tax credits in fiscal 2017.

Net Earnings from Continuing Operations and Diluted EPS from Continuing Operations

Net earnings from continuing operations, as reported, increased 16% in fiscal 2017 due to the increase in earnings from continuing operations before income taxes and the reduction in our effective tax rate described above, when compared to fiscal 2016.

Diluted earnings per share from continuing operations increased 18% to $3.85 in fiscal 2017, as compared to $3.25 in fiscal 2016. Diluted earnings per share from continuing operations reflects the increase in net earnings from continuing operations (inclusive of a $0.07 impact from the adoption of ASU 2016-09 in fiscal 2017) and the impact of fewer shares outstanding, resulting from the repurchase of approximately 13.5 million shares in fiscal 2017 and 13.8 million shares in fiscal 2016, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings from Continuing Operations and Adjusted Diluted EPS from Continuing Operations

Adjusted net earnings from continuing operations increased 11% in fiscal 2017 due to the increase in adjusted EBIT and reduction in our effective tax rate described above when compared to fiscal 2016.

For fiscal 2017, our Adjusted diluted EPS from continuing operations reflects the increase in Adjusted net earnings from continuing operations (inclusive of a $0.07 impact from the adoption of ASU 2016-09 in fiscal 2017) and the impact of fewer shares outstanding as a result of the repurchase of 13.5 million shares during fiscal 2017 and the repurchase of 13.8 million shares in fiscal 2016, partially offset by shares issued under our employee benefit plans.

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

ANALYSIS OF REPORTABLE SEGMENTS

Revenues from Continuing Operations

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis
	2017	2016	2015	2017	2016	2017	2016
Employer Services	$9,535.2	$9,211.9	$8,815.1	4%	5%	4%	6%
PEO Services	3,483.6	3,073.1	2,647.2	13%	16%	13%	16%
Other	(10.6)	1.9	69.8	n/m	n/m	n/m	n/m
Reconciling item:
Client fund interest	(628.4)	(619.1)	(593.6)	n/m	n/m	n/m	n/m
	$12,379.8	$11,667.8	$10,938.5	6%	7%	6%	8%

Earnings from Continuing Operations before Income Taxes

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Dollar Basis
	2017	2016	2015	2017	2016	2017	2016
Employer Services	$2,921.3	$2,800.4	$2,595.4	4%	8%	4%	9%
PEO Services	448.6	371.2	301.8	21%	23%	21%	23%
Other	(210.4)	(317.8)	(232.9)	n/m	n/m	n/m	n/m
Reconciling item:
Client fund interest	(628.4)	(619.1)	(593.6)	n/m	n/m	n/m	n/m
	$2,531.1	$2,234.7	$2,070.7	13%	8%	13%	9%

Employer Services

Fiscal 2017 Compared to Fiscal 2016

Revenues

Employer Services' revenues, as reported, increased 4% in fiscal 2017, as compared to fiscal 2016, which includes one percentage point of pressure from the net impact of acquisitions, the disposition of our CHSA and COBRA businesses, and foreign currency translation. Revenues increased primarily due to new business started from new business bookings. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.4% in fiscal 2017 as compared to fiscal 2016.  The increases were partially offset by the impact of client losses and the sale of the CHSA and COBRA businesses during fiscal 2017. Our worldwide client revenue retention rate for fiscal 2017 decreased 50 basis points to 90.0% as compared to our rate for fiscal 2016, primarily driven by the lower retention on our legacy client platforms and the anticipated loss of a large client within our former CHSA business.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 4% in fiscal 2017, as compared to fiscal 2016.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $202.4 million.  The increase in expenses is related to increased costs of servicing our clients on growing revenues as well as investments in our sales organization, partially offset by the disposition of the CHSA and COBRA businesses during fiscal 2017.

Employer Services' overall margin increased from 30.4% to 30.6% for fiscal 2017, as compared to fiscal 2016. This 20 basis point increase was driven by operational efficiencies partially offset by 30 basis points of pressure from dual operation costs related to our Service Alignment Initiative.

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

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 8% in fiscal 2016, as compared to fiscal 2015.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $191.8 million.  The increase in expenses is related to increased costs of servicing our clients, as well as increased selling and implementation expenses due to new business bookings and associated implementation costs, including an increase in costs related to assisting our clients with ACA compliance. These increases were partially offset by the impact of foreign currency translation.

Employer Services' overall margin increased from 29.4% to 30.4% for fiscal 2016, as compared to fiscal 2015. This increase is due to lower selling expenses in the fourth quarter of fiscal 2016 as compared to fiscal 2015 as well as an increase of 30 basis points from foreign currency translation, partially offset by investments in implementation and operational resources to support our revenue growth.

PEO Services

Fiscal 2017 Compared to Fiscal 2016

Revenues

PEO Services' revenues as reported increased 13% in fiscal 2017, as compared to fiscal 2016. Such revenues include pass-through costs of $2,628.4 million for fiscal year 2017 and $2,336.3 million for fiscal year 2016 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 12% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased 21% in fiscal 2017, as compared to fiscal 2016. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $333.1 million. This increase in expenses is primarily related to an increase in pass-through costs of $292.1 million. Overall margin increased from 12.1% to 12.9% for fiscal 2017, as compared to fiscal 2016, due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues.

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

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased 23% in fiscal 2016, as compared to fiscal 2015. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $356.5 million. This increase in expenses is primarily related to an increase in pass-through costs of $320.4 million described above. Overall margin increased from 11.4% to 12.1% for fiscal 2016, as compared to fiscal 2015, due to operating efficiencies, as our operating costs related to servicing our clients increased slower than our revenues, and sales efficiencies.

Other

The primary components of “Other” are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity, certain charges and expenses that have not been allocated to the reportable segments, and the historical results of the AMD business. Beginning in the first quarter of fiscal 2017, our chief operating decision maker began reviewing the Company's results with stock-based compensation included in the Company's operating segments. This change, as well as changes to the allocation methodology for certain corporate level allocations, has been adjusted in both the current period and the prior period in the table above, and did not materially affect reportable segment results.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. The premiums charged from ADP Indemnity to PEO Services are eliminated in Other. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity and included in Other.  For the fiscal years 2013 to 2017, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2017, ADP Indemnity paid a premium of $221.0 million to cover substantially all losses incurred by ADP Indemnity for the fiscal 2017 policy year up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. ADP Indemnity paid a premium of $235.0 million in July 2017 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the year ended June 30, 2018 ("fiscal 2018") policy year on terms substantially similar to the fiscal 2017 reinsurance policy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations together with our $9.5 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements together with our $9.5 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see Quantitative and Qualitative Disclosures about Market Risk for a further discussion of the risks of our client funds investment strategy. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

As of June 30, 2017, cash and short-term marketable securities were $2,783.6 million, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the years ended 2017, 2016, and 2015, are summarized as follows:

(In millions)	Years ended June 30,			$ Change
	2017	2016	2015	2017	2016
Cash provided by (used in):
Operating activities	$2,125.9	$1,897.3	$1,974.0	$228.6	$(76.7)
Investing activities	5,730.4	(9,087.2)	(3,760.3)	14,817.6	(5,326.9)
Financing activities	(8,281.7)	8,752.7	1,548.3	(17,034.4)	7,204.4
Effect of exchange rate changes on cash and cash equivalents	14.7	(11.0)	(106.3)	25.7	95.3
Net change in cash and cash equivalents	$(410.7)	$1,551.8	$(344.3)	$(1,962.5)	$1,896.1

Fiscal 2017 Compared to Fiscal 2016

Net cash flows provided by operating activities increased due to growth in our business and favorable changes in our working capital, which was due to the timing of payments from our clients and to our vendors in the ordinary course of business.

Net cash flows from investing activities changed due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $15,061.8 million, as well as the timing of purchases of corporate and client funds marketable securities of $1,493.5 million. These increases were partially offset by a decrease in the proceeds from the sales and maturities of corporate and client fund marketable securities of $1,621.8 million.

Net cash flows from financing activities changed due to the net decrease in client funds obligations of $14,923.9 million, as a result of the timing of cash received and payments made related to client funds, and proceeds from our $2.0 billion September 2015 debt issuance.

We purchased approximately 13.5 million shares of our common stock at an average price per share of $94.42 during fiscal 2017 as compared to purchases of 13.8 million shares at an average price per share of $82.88 during fiscal 2016. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Fiscal 2016 Compared to Fiscal 2015

Net cash flows provided by operating activities decreased due to $226.7 million received from the sale of notes receivable related to Dealer Services financing arrangements during fiscal 2015.

Net cash flows used in investing activities increased due to the timing of receipts and disbursements of restricted cash and cash equivalents held to satisfy client funds obligations of $5,257.6 million and the receipt of the CDK Global, Inc. ("CDK") dividend during fiscal 2015, partially offset by the timing of purchases of and proceeds from corporate and client funds marketable securities of $545.7 million.

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

Capital Resources and Client Fund Obligations

In September 2015, we issued $2.0 billion of senior unsecured notes with maturity dates in 2020 and 2025. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 10 of our Consolidated Financial Statements for a description of our long-term financing, including this fiscal 2016 debt issuance.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. During the majority of fiscal 2017, this commercial paper program provided for the issuance of up to $9.25 billion in aggregate maturity value and in June 2017, we increased our commercial paper program to $9.5 billion. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days.  In fiscal 2017 and 2016, our average daily borrowings were $3.1 billion and $2.7 billion, respectively, at a weighted average interest rate of 0.6% and 0.3%, respectively. The weighted average maturity of the Company’s commercial paper during fiscal 2017 was approximately two days.  At June 30, 2017 and 2016, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2017 and 2016, there were no outstanding obligations related to the reverse repurchase agreements. For fiscal 2017 and 2016, we had average outstanding balances under reverse repurchase agreements of $274.8 million and $341.0 million, respectively, at weighted average interest rates of 0.6% and 0.4%, respectively. See Note 9 of our Consolidated Financial Statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.5 billion, 364-day credit agreement with a group of lenders that matures in June 2018 with a one year term-out option. In addition, we have a five-year $3.75 billion credit facility and a five-year $2.25 billion credit facility maturing in June 2021 and June 2022, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through June 30, 2017 under the credit agreements. We believe that we currently meet all conditions set forth in revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.5 billion available to us under the revolving credit agreements. See Note 6 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, equipment lease, and rate reduction, secured predominately by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  We do own mortgage-backed securities, which represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages.  These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed primarily by Federal National Mortgage Association as to the timely payment of principal and interest.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for continuing operations for fiscal 2017 were $249.1 million, as compared to $165.7 million for fiscal 2016. We expect capital expenditures in fiscal 2018 to be about $200 million.

Contractual Obligations

    The following table provides a summary of our contractual obligations at June 30, 2017:

(In millions)	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Unknown	Total

Debt Obligations (1)	$63.6	$116.8	$1,081.5	$1,124.1	$—	$2,386.0
Operating Lease Obligations (2)	$105.4	$170.7	$87.1	$110.5	$—	$473.7
Purchase Obligations (3)	$368.7	$225.5	$50.5	$0.2	$—	$644.9
Obligations Related to Unrecognized Tax Benefits (4)	$—	$—	$—	$—	$74.6	$74.6
Other Long-Term Liabilities Reflected on our Consolidated Balance Sheets:
Compensation and Benefits (5)	$3.8	$250.1	$123.1	$273.0	$93.7	$743.7
Acquisition-related obligations (6)	$2.6	$8.1	$—	$—	$—	$10.7
Total	$544.1	$771.2	$1,342.2	$1,507.8	$168.3	$4,333.6

(1)	These amounts represent the principal and interest payments of our debt.

(2)
Included in these amounts are various facilities and equipment leases. We enter into operating leases in the normal course of business relating to facilities and equipment. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.

(3)
Purchase obligations are comprised of a $235.0 million reinsurance premium with Chubb for the fiscal 2018 policy year, as well as obligations related to software subscription licenses and purchase and maintenance agreements on our software, equipment, and other assets.

(4)	We are unable to make reasonably reliable estimates as to the period in which cash payments related to unrecognized tax benefits are expected to be paid.

(5)
Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.  These amounts exclude the estimated contributions to our defined benefit plans, which are expected to be $9.5 million in fiscal 2018.

(6)
 Acquisition-related obligations relate to contingent consideration for a business acquisition for which the amount of contingent consideration was determinable at the date of acquisition and therefore included on the Consolidated Balance Sheet as a liability.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2017, the obligations relating to these matters, which are expected to be paid in fiscal 2018, total $27,189.4 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $27,291.5 million of cash and cash equivalents and marketable securities that were impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2017.

Separately, ADP Indemnity paid a premium of $235.0 million in July 2017 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2018 policy year on terms substantially similar to the fiscal 2017 reinsurance policy. At June 30, 2017, ADP Indemnity had total assets of $533.9 million to satisfy the actuarially estimated unpaid losses of $459.7 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $10.7 million and $14.0 million, net of insurance recoveries, in fiscal 2017 and 2016, respectively. Refer to the "Analysis of Reportable Segments - Other" above for additional information regarding ADP Indemnity.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.5 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 ("P-1") by Moody’s, the highest possible credit ratings), our ability to engage in reverse repurchase agreements and available borrowings under our $9.5 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

(In millions)
Years ended June 30,	2017	2016	2015
Average investment balances at cost:
Corporate investments	$6,143.3	$5,610.1	$4,560.4
Funds held for clients	23,023.5	22,418.7	21,798.4
Total	$29,166.8	$28,028.8	$26,358.8

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.2%	1.1%	1.3%
Funds held for clients	1.7%	1.7%	1.7%
Total	1.6%	1.6%	1.7%

Realized gains on available-for-sale securities	$(5.3)	$(5.1)	$(6.8)
Realized losses on available-for-sale securities	3.1	10.1	1.9
Net realized (gains)/losses on available-for-sale securities	$(2.2)	$5.0	$(4.9)

As of June 30:

Net unrealized pre-tax gains on available-for-sale securities	$102.5	$510.2	$216.5

Total available-for-sale securities at fair value	$21,901.1	$21,605.0	$20,873.8

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rate earned on our entire portfolio increased slightly to 1.6% for fiscal 2017, as compared to fiscal 2016.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $11 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2018.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings from continuing operations before income taxes over the ensuing twelve-month period ending June 30, 2018.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, and for Canadian securities, DBRS. Approximately 79% of our available-for-sale securities held a AAA or AA rating at June 30, 2017.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at June 30, 2017 or 2016.

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

The payroll and payroll taxes collected from the worksite employers are presented in revenue net, as the Company is not the primary obligor with respect to this aspect of the PEO arrangement. With respect to the payroll and payroll taxes, the worksite employer is the primary obligor, has latitude in establishing price, selects suppliers, and determines the service specifications.

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

Our annual goodwill impairment assessment as of June 30, 2017 was performed using a qualitative approach. The qualitative assessment considered industry and market considerations for any deterioration in the environment in which we operate, the competitive environment, a decline (both absolute and relative to peers) in market-dependent multiples or metrics, any changes in the market for our services, and regulatory and political development. Additionally, we assessed financial performance by reporting unit and considered cost factors, such as labor or other costs, that would have a negative effect on results. The annual goodwill impairment assessments performed for fiscal 2017 have indicated that it is more likely than not that the fair value of our reporting units is substantially in excess of carrying value and not at risk of failing step one of the quantitative goodwill impairment test. Based on our qualitative assessment, the Company has determined that goodwill is not impaired.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not” assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our Consolidated Financial Statements. As of June 30, 2017 and 2016, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $74.6 million and $27.4 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings up to $35 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Automatic Data Processing, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 4, 2017

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2017	2016	2015

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$8,518.1	$8,234.0	$7,928.3
Interest on funds held for clients	397.4	377.3	377.7
PEO revenues (A)	3,464.3	3,056.5	2,632.5
TOTAL REVENUES	12,379.8	11,667.8	10,938.5

EXPENSES:
Costs of revenues:
Operating expenses	6,416.1	6,025.0	5,625.3
Systems development and programming costs	627.5	603.7	595.4
Depreciation and amortization	226.2	211.6	206.9
TOTAL COSTS OF REVENUES	7,269.8	6,840.3	6,427.6

Selling, general, and administrative expenses	2,783.2	2,637.0	2,496.9
Interest expense	80.0	56.2	6.5
TOTAL EXPENSES	10,133.0	9,533.5	8,931.0

Other income, net	(284.3)	(100.4)	(63.2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,531.1	2,234.7	2,070.7

Provision for income taxes	797.7	741.3	694.2
NET EARNINGS FROM CONTINUING OPERATIONS	$1,733.4	$1,493.4	$1,376.5

(LOSSES)/EARNINGS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(1.4)	171.5
(Benefit)/provision for income taxes	—	(0.5)	95.5
NET (LOSS)/EARNINGS FROM DISCONTINUED OPERATIONS	$—	$(0.9)	$76.0

NET EARNINGS	$1,733.4	$1,492.5	$1,452.5

Basic Earnings Per Share from Continuing Operations	$3.87	$3.27	$2.91
Basic Earnings Per Share from Discontinued Operations	—	—	0.16
BASIC EARNINGS PER SHARE	$3.87	$3.27	$3.07

Diluted Earnings Per Share from Continuing Operations	$3.85	$3.25	$2.89
Diluted Earnings Per Share from Discontinued Operations	—	—	0.16
DILUTED EARNINGS PER SHARE	$3.85	$3.25	$3.05

Basic weighted average shares outstanding	447.8	457.0	472.6
Diluted weighted average shares outstanding	450.3	459.1	475.8

(A) For the years ended June 30, 2017 ("fiscal 2017"), June 30, 2016 ("fiscal 2016"), and June 30, 2015 ("fiscal 2015"), Professional Employer Organization ("PEO") revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $34,567.4 million, $30,928.6 million, and $26,674.1 million, respectively.

See notes to the Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2017	2016	2015

Net earnings	$1,733.4	$1,492.5	$1,452.5

Other comprehensive income:
Currency translation adjustments	23.0	(25.5)	(239.6)

Unrealized net (losses)/gains on available-for-sale securities	(405.7)	288.8	(103.0)
Tax effect	141.6	(102.2)	38.6
Reclassification of net (gains)/losses on available-for-sale securities to net earnings	(2.2)	5.0	(4.9)
Tax effect	0.8	(1.7)	1.6

Pension net gains/(losses) arising during the period	109.6	(199.4)	(87.4)
Tax effect	(43.6)	72.9	32.7
Reclassification of pension liability adjustment to net earnings	20.6	12.0	17.9
Tax effect	(8.2)	(4.4)	(6.5)

Other comprehensive (loss)/income, net of tax	(164.1)	45.5	(350.6)
Comprehensive income	$1,569.3	$1,538.0	$1,101.9

See notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,780.4	$3,191.1
Accounts receivable, net of allowance for doubtful accounts of $49.6 and $38.1, respectively	1,703.6	1,742.8
Other current assets	883.2	725.3
Total current assets before funds held for clients	5,367.2	5,659.2
Funds held for clients	27,291.5	33,841.2
Total current assets	32,658.7	39,500.4
Long-term receivables, net of allowance for doubtful accounts of $0.8 and $0.5, respectively	28.0	27.1
Property, plant and equipment, net	779.9	685.0
Other assets	1,352.2	1,241.3
Goodwill	1,741.0	1,682.0
Intangible assets, net	620.2	534.2
Total assets	$37,180.0	$43,670.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$149.7	$152.3
Accrued expenses and other current liabilities	1,381.9	1,246.8
Accrued payroll and payroll-related expenses	562.5	616.7
Dividends payable	250.5	238.4
Short-term deferred revenues	232.9	233.2
Income taxes payable	49.0	28.2
Total current liabilities before client funds obligations	2,626.5	2,515.6
Client funds obligations	27,189.4	33,331.8
Total current liabilities	29,815.9	35,847.4
Long-term debt	2,002.4	2,007.7
Other liabilities	830.2	701.1
Deferred income taxes	163.1	251.1
Long-term deferred revenues	391.4	381.1
Total liabilities	33,203.0	39,188.4

Commitments and Contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: Authorized, 1,000.0 shares; issued 638.7 shares at June 30, 2017 and 2016, outstanding, 445.0 and 455.7 shares at June 30, 2017 and 2016, respectively	63.9	63.9
Capital in excess of par value	867.8	768.1
Retained earnings	14,728.2	14,003.3
Treasury stock - at cost: 193.7 and 183.0 shares at June 30, 2017 and June 30, 2016, respectively	(11,303.7)	(10,138.6)
Accumulated other comprehensive loss	(379.2)	(215.1)
Total stockholders’ equity	3,977.0	4,481.6
Total liabilities and stockholders’ equity	$37,180.0	$43,670.0

See notes to the Consolidated Financial Statements.

Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	Shares	Amount

Balance at June 30, 2014	638.7	$63.9	$545.2	$13,632.9	$(7,750.0)	$178.2
Net earnings	—	—	—	1,452.5	—	—
Other comprehensive (loss)	—	—	—	—	—	(350.6)
Stock-based compensation expense	—	—	112.8	—	—	—
Issuances relating to stock compensation plans	—	—	(67.8)	—	243.0	—
Tax benefits from stock compensation plans	—	—	73.1	—	—	—
Treasury stock acquired (18.2 shares)	—	—	—	—	(1,611.4)	—
Spin-off of CDK Global, Inc.	—	—	—	(1,523.0)	—	(88.2)
Dividend from CDK Global, Inc.	—	—	—	825.0	—	—
Dividends ($1.95 per share)	—	—	—	(927.1)	—	—

Balance at June 30, 2015	638.7	$63.9	$663.3	$13,460.3	$(9,118.4)	$(260.6)
Net earnings	—	—	—	1,492.5	—	—
Other comprehensive income	—	—	—	—	—	45.5
Stock-based compensation expense	—	—	117.2	—	—	—
Issuances relating to stock compensation plans	—	—	(47.5)	—	182.5	—
Tax benefits from stock compensation plans	—	—	35.1	—	—	—
Treasury stock acquired (13.8 shares)	—	—	—	—	(1,202.7)	—
Other	—	—	—	6.2	—	—
Dividends ($2.08 per share)	—	—	—	(955.7)	—	—

Balance at June 30, 2016	638.7	$63.9	$768.1	$14,003.3	$(10,138.6)	$(215.1)
Net earnings	—	—	—	1,733.4	—	—
Other comprehensive loss	—	—	—	—	—	(164.1)
Stock-based compensation expense	—	—	115.5	—	—	—
Issuances relating to stock compensation plans	—	—	(15.8)	—	169.2	—
Treasury stock acquired (13.5 shares)	—	—	—	—	(1,334.3)	—
Dividends ($2.24 per share)	—	—	—	(1,008.5)	—	—
Balance at June 30, 2017	638.7	$63.9	$867.8	$14,728.2	$(11,303.7)	$(379.2)

See notes to the Consolidated Financial Statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2017	2016	2015
Cash Flows from Operating Activities:
Net earnings	$1,733.4	$1,492.5	$1,452.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	316.1	288.6	277.9
Deferred income taxes	10.0	0.7	(15.3)
Stock-based compensation expense	138.9	137.6	143.2
Net pension expense	24.2	17.7	17.6
Net amortization of premiums and accretion of discounts on available-for-sale securities	85.9	94.1	100.3
Gain on sale of building	—	(13.9)	—
Gain on sale of divested businesses, net of tax	(121.4)	(21.8)	(78.4)
Other	37.1	30.7	1.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Decrease/(increase) in accounts receivable	23.4	(224.6)	(175.1)
Increase in other assets	(269.1)	(108.9)	(109.1)
(Decrease)/Increase in accounts payable	(11.6)	(15.9)	13.1
Increase in accrued expenses and other liabilities	159.0	220.5	122.1
Proceeds from the sale of notes receivable	—	—	226.7
Operating activities of discontinued operations	—	—	(3.3)
Net cash flows provided by operating activities	2,125.9	1,897.3	1,974.0

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(4,382.8)	(5,876.3)	(5,047.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,593.6	5,215.4	3,841.0
Net decrease/(increase) in restricted cash and cash equivalents held to satisfy client funds obligations	6,843.6	(8,218.2)	(2,960.6)
Capital expenditures	(240.2)	(168.5)	(158.8)
Additions to intangibles	(230.4)	(217.5)	(176.7)
Acquisitions of businesses, net of cash acquired	(87.4)	—	(8.1)
Proceeds from the sale of property, plant, and equipment and other assets	—	15.7	23.6
Dividend received from CDK Global, Inc.	—	—	825.0
Cash retained by CDK Global, Inc.	—	—	(180.0)
Proceeds from the sale of divested businesses	234.0	162.2	98.6
Investing activities of discontinued operations	—	—	(16.7)
Net cash flows provided by/(used in) investing activities	5,730.4	(9,087.2)	(3,760.3)

Cash Flows from Financing Activities:
Net (decrease)/increase in client funds obligations	(6,120.6)	8,803.3	6,074.4
Proceeds from debt issuance	—	1,998.3	—
Payments of debt	(2.0)	(1.5)	(2.3)
Repurchases of common stock	(1,259.6)	(1,155.7)	(1,557.2)
Proceeds from stock purchase plan and exercises of stock options	95.7	75.3	109.1
Dividends paid	(995.2)	(943.6)	(927.6)
Net repayments from issuance of commercial paper	—	—	(2,173.0)
Other	—	(23.4)	23.4
Financing activities of discontinued operations	—	—	1.5
Net cash flows (used in)/provided by financing activities	(8,281.7)	8,752.7	1,548.3

Effect of exchange rate changes on cash and cash equivalents	14.7	(11.0)	(106.3)

Net change in cash and cash equivalents	(410.7)	1,551.8	(344.3)

Cash and cash equivalents, beginning of period	3,191.1	1,639.3	1,983.6
Cash and cash equivalents, end of period	$2,780.4	$3,191.1	$1,639.3

Supplemental disclosures of cash flow information:
Cash paid for interest	$78.1	$37.5	$5.7
Cash paid for income taxes, net of income tax refunds	$817.1	$651.6	$773.3

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenues, costs, expenses, and accumulated other comprehensive income (loss) that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for all businesses that qualify as a discontinued operation (see Note 3).

B. Description of Business. The Company is a provider of cloud-based Human Capital Management ("HCM") solutions. The Company classifies its operations into the following two reportable segments: Employer Services and Professional Employer Organization (“PEO”) Services. The primary components of “Other” are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity, certain charges and expenses that have not been allocated to the reportable segments, and the historical results of the AdvancedMD ("AMD") business. Beginning in the first quarter of fiscal 2017, the Company's chief operating decision maker began reviewing the Company's results with stock-based compensation included in the Company's operating segments. This change, as well as changes to the allocation methodology for certain corporate level allocations and the movement of the historical results of AMD to Other, has been adjusted in both the current period and the prior period and did not materially affect reportable segment results. Prior to October 1, 2014, the Company had a third reportable segment, Dealer Services. See Note 3 for further information.

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

The payroll and payroll taxes collected from the worksite employers are presented in revenue net, as the Company is not the primary obligor with respect to this aspect of the PEO arrangement. With respect to the payroll and payroll taxes, the worksite employer is the primary obligor, has latitude in establishing price, selects suppliers, and determines the service specifications.

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

D. Cash and Cash Equivalents. Highly liquid investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.

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

The Company's corporate investments and funds held for clients (see Note 6) and its long term debt are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses various pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model of the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities, as well as the mortgage-backed securities that are included within Other securities in Note 6, the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes Municipal Market Data benchmark yield curves as additional inputs to the model. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company has no available-for-sale securities included in Level 1 and Level 3.

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

G. Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation on the Consolidated Balance Sheets. Depreciation is recognized over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. The estimated useful lives of assets are primarily as follows:

Data processing equipment	2 to 5 years
Buildings	20 to 40 years
Furniture and fixtures	4 to 7 years

The Company has obligations under various facilities and equipment leases. The Company assesses whether these arrangements meet the criteria for capital leases by determining whether the agreement transfers ownership of the asset, whether the lease includes a bargain purchase option, whether the lease term is for greater than 75% of the asset's useful life, or whether the minimum lease payments exceed 90% of the leased equipment's fair market value. All of the Company's leases are classified as operating leases. Total expense under these operating lease agreements was approximately $234.5 million, $201.7 million, and $201.8 million in fiscal 2017, 2016, and 2015, respectively.

H. Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

The Company's annual goodwill impairment assessment as of June 30, 2017 was performed for all reporting units using a qualitative approach. The qualitative assessment considered industry and market considerations for any deterioration in the environment in which the Company operates, the competitive environment, a decline (both absolute and relative to peers) in market-dependent multiples or metrics, any changes in the market for the Company's products and services, and regulatory and political developments. Additionally, the Company assessed financial performance by reporting unit and considered cost factors, such as labor or other costs, that would have a negative effect on results. Based on the qualitative assessment, the Company has determined that goodwill is not impaired.

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

K. Foreign Currency Risk Management Programs and Derivative Financial Instruments. The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.

L. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2017
Net earnings from continuing operations	$1,733.4			$1,733.4
Weighted average shares (in millions)	447.8	0.9	1.6	450.3
EPS from continuing operations	$3.87			$3.85

2016
Net earnings from continuing operations	$1,493.4			$1,493.4
Weighted average shares (in millions)	457.0	0.8	1.3	459.1
EPS from continuing operations	$3.27			$3.25

2015
Net earnings from continuing operations	$1,376.5			$1,376.5
Weighted average shares (in millions)	472.6	1.6	1.6	475.8
EPS from continuing operations	$2.91			$2.89

Options to purchase 1.0 million, 1.8 million, and 0.4 million shares of common stock for fiscal 2017, 2016, and 2015, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

M. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant, and in the case of international units settled in cash, adjusts this fair value based on changes in the Company's stock price during the vesting period. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company's stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Restricted stock units and restricted stock awards are valued based on the closing price of the Company's common stock on the date of the grant and, in the case of performance based restricted stock units and restricted stock, are adjusted for changes to probabilities of achieving performance targets. International restricted stock units are settled in cash and are marked-to-market based on changes in the Company's stock price. See Note 11 for additional information on the Company's stock-based compensation programs.

N. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized over a three to five-year period on a straight-line basis. The Company begins to capitalize costs incurred for computer software developed for internal use when the preliminary development efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. Capitalization ceases when a computer software project is substantially complete and ready for its intended use.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2017 and 2016, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $74.6 million and $27.4 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings by up to $35 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

Q. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. For the fiscal years 2013 to 2017, as well as in July 2017 for the year ended June 30, 2018 ("fiscal 2018") policy year, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote.

R. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

In July 2016, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718)." As a result of this standard, the Company prospectively recorded income tax benefits and deficiencies with respect to stock-based compensation as income tax expense or benefit in the income statement for periods beginning after July 1, 2016. This resulted in a $32.1 million benefit in income tax expense for fiscal 2017. The Company retrospectively classified excess tax benefits as an operating activity on the Statements of Consolidated Cash Flows, which increased operating cash flows and decreased financing cash flows by $37.4 million and $68.4 million for fiscal 2016 and 2015, respectively. See Note 12 for the impact of the prospective adoption of the excess tax benefits in the income statement for fiscal 2017.

In July 2016, the Company prospectively adopted ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The update provides guidance on whether a cloud computing arrangement includes a software license. For new and materially modified cloud computing arrangements that include a software license entered into after July 1, 2016, the Company accounts for the software license element consistent with the acquisition of other software licenses. If the new or materially modified cloud computing arrangement does not include a software license, the Company accounts for the arrangement as a service contract. The adoption of ASU 2015-05 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

In July 2016, the Company prospectively adopted ASU 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." The update allows an entity to remeasure their pension and other post-retirement benefit plan assets and liabilities at the month-end closest to a significant event such as a plan amendment, curtailment, or settlement. The adoption had no impact on the Company's consolidated results of operations, financial condition, or cash flows as presented, however, the future impact of ASU 2015-04 will be dependent upon the nature of future significant events impacting the Company's pension plans, if any.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, "Compensation - Stock Compensation (Topic 708) Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2017-09 is not expected to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows, however, the future impact will be dependent on the nature of future modifications of any share-based payment awards.

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities." ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. ASU 2017-08 will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. ASU 2017-08 is not expected to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," to clarify the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company, if any.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This update amends the existing accounting standards for lease accounting, and requires lessees to recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and lease liabilities (other than leases that meet the definition of a "short-term lease"). ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the impact of ASU 2016-02 on its consolidated results of operations, financial condition, or cash flows.

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

The Company had been assessing the impact of the new revenue recognition standard on its relationships with its clients. In fiscal 2017, the Company determined it will not early adopt the standard, and instead will adopt the new standard in its fiscal year beginning on July 1, 2018. Further, the Company anticipates applying the guidance under the full retrospective approach. The Company is nearly complete with its comprehensive diagnostic of the measurement and recognition provisions of the new standard and is in the process of finalizing its conclusions and policies. The Company expects the provisions of the new standard to primarily impact the manner in which it treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The provisions of the new standard will require the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under current U.S. GAAP. Further, under current U.S. GAAP, the Company immediately expenses all selling expenses. The provisions of the new standard will require that the Company capitalize incremental selling expenses such as commissions and bonuses paid to the salesforce for obtaining contracts with new clients and/or selling additional business to current clients. These capitalized expenses will be amortized over the expected client life. While the Company grows, the impact of deferring and amortizing additional costs creates higher overall pre-tax income, net earnings, and earnings per share, when compared to current U.S. GAAP. The Company does not expect the provisions of the new standard to materially impact the timing or amount of revenue it recognizes.

The Company has not yet determined the impacts of all the disclosure requirements and specifically is assessing the manner in which it will disaggregate its revenue to illustrate how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Additionally, while the Company is in the process of assessing its accounting and forecasting processes to ensure its ability to record, report, forecast, and analyze results under the new standard, it is not expecting significant changes to its business processes or systems.

NOTE 2. ACQUISITIONS

The Company acquired two businesses during fiscal 2017 for total upfront cash consideration of approximately $90.0 million and contingent consideration of up to $35.0 million, which is payable over the next three years, subject to the achievement of specified financial metrics and/or other conditions. The Company determined the fair value of the contingent consideration on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The acquisitions were not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented. The results of the acquisitions are reported within the Company’s Employer Services segment. As of June 30, 2017, the Company had not yet finalized the purchase price allocation for these two acquisitions.

NOTE 3. DIVESTITURES

A. Dispositions

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

Results for discontinued operations were as follows. There were no results from discontinued operations in fiscal 2017.

Years ended June 30,	2016	2015
Revenues	$—	$538.8

Earnings from discontinued operations before income taxes	—	69.2
Provision for income taxes	—	71.6
Net loss from discontinued operations before gain on disposal of discontinued operations	—	(2.4)

Gain on disposal of discontinued operations, less costs to sell	(1.4)	102.3
(Benefit) / provision for income taxes	(0.5)	23.9
Net gain on disposal of discontinued operations	(0.9)	78.4

Net (loss) / earnings from discontinued operations	$(0.9)	$76.0

NOTE 4. SERVICE ALIGNMENT INITIATIVE

On July 28, 2016, the Company announced a Service Alignment Initiative that is intended to simplify the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In fiscal 2016, the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in October 2016, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges for this initiative during the first quarter of the fiscal year and expects to continue to incur charges through the year ended June 30, 2018 ("fiscal 2018") as the initiative is executed. The charges primarily relate to employee separation benefits recognized under ASC 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company expects to recognize pre-tax restructuring charges of about $30 million in fiscal 2018, consisting primarily of cash expenditures for employee separation benefits.

The table below summarizes the composition of the Company's Service Alignment Initiative charges:

	Year Ended	Cumulative amount from inception through
	June 30,	June 30,
	2017	2017
Employee separation benefits (a)	$84.1	$84.1
Other initiative costs (b)	5.9	5.9
Total (c)	$90.0	$90.0

(a) Charges are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
(b) Other initiative costs include costs to relocate certain current Company employees to new locations, lease termination charges (both included within selling, general and administrative expenses on the Statements of Consolidated Earnings), and accelerated depreciation on fixed assets (included within depreciation and amortization on the Statements of Consolidated Earnings).
(c) All charges are included within the Other segment.

Activity for the Service Alignment Initiative liability for fiscal 2017 was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2016	$—	$—	$—
Charged to expense	85.6	5.9	91.5
Reversals	(1.5)	—	(1.5)
Cash payments	(10.2)	(3.4)	(13.6)
Non-cash utilization	—	(2.0)	(2.0)
Balance at June 30, 2017	$73.9	$0.5	$74.4

NOTE 5. OTHER INCOME, NET

Other income, net consists of the following:

Years ended June 30,	2017	2016	2015
Interest income on corporate funds	$(76.7)	$(62.4)	$(56.9)
Realized gains on available-for-sale securities	(5.3)	(5.1)	(6.8)
Realized losses on available-for-sale securities	3.1	10.1	1.9
Gain on sale of notes receivable	—	—	(1.4)
Gain on sale of businesses (see Note 3)	(205.4)	(29.1)	—
Gain on sale of building	—	(13.9)	—
Other income, net	$(284.3)	$(100.4)	$(63.2)

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

NOTE 6. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2017 and 2016 were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities and other cash equivalents	$8,181.6	$—	$—	$8,181.6
Available-for-sale securities:
Corporate bonds	9,325.3	98.8	(22.0)	9,402.1
U.S. government agency securities	3,557.7	22.2	(13.4)	3,566.5
Asset-backed securities	4,453.1	16.9	(8.6)	4,461.4
Canadian government securities and Canadian government agency securities	1,053.6	2.9	(11.4)	1,045.1
Canadian provincial bonds	746.9	14.3	(1.4)	759.8
U.S. Treasury securities	1,585.9	2.6	(14.3)	1,574.2
Municipal bonds	582.5	11.3	(1.3)	592.5
Other securities	493.6	7.3	(1.4)	499.5

Total available-for-sale securities	21,798.6	176.3	(73.8)	21,901.1

Total corporate investments and funds held for clients	$29,980.2	$176.3	$(73.8)	$30,082.7

(A) Included within available-for-sale securities are corporate investments with fair values of $10.8 million and funds held for clients with fair values of $21,890.3 million. All available-for-sale securities were included in Level 2.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies." The Company did not transfer any assets between Levels during fiscal 2017 or 2016. In addition, the Company did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of June 30, 2017.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2017, are as follows:

	June 30, 2017
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized losses	Fair market value	Unrealized losses	Fair market value	Gross unrealized losses	Fair market value
Corporate bonds	$(22.0)	$2,619.9	$—	$7.4	$(22.0)	$2,627.3
U.S. government agency securities	(13.4)	1,935.3	—	—	(13.4)	1,935.3
Asset-backed securities	(8.5)	1,916.1	(0.1)	11.3	(8.6)	1,927.4
Canadian government securities and Canadian government agency securities	(11.4)	699.6	—	—	(11.4)	699.6
Canadian provincial bonds	(1.4)	179.8	—	—	(1.4)	179.8
U.S. Treasury securities	(14.3)	1,317.8	—	1.0	(14.3)	1,318.8
Municipal bonds	(1.2)	98.8	(0.1)	1.2	(1.3)	100.0
Other securities	(1.3)	148.0	(0.1)	8.9	(1.4)	156.9
	$(73.5)	$8,915.3	$(0.3)	$29.8	$(73.8)	$8,945.1

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2016 are as follows:

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

At June 30, 2017, Corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2017 to March 2026.

At June 30, 2017, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $2,554.7 million and $803.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from September 2017 through February 2025.

At June 30, 2017, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed-rate credit card, auto loan, equipment lease and rate reduction receivables with fair values of $2,362.2 million, $1,428.3 million, $431.0 million, and $239.8 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through June 30, 2017.

At June 30, 2017, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $129.3 million, AAA and AA rated sovereign bonds of $110.7 million, and AA rated mortgage-backed securities of $95.9 million that are guaranteed primarily by Federal National Mortgage Association ("Fannie Mae"). The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2017	2016
Corporate investments:
Cash and cash equivalents	$2,780.4	$3,191.1
Short-term marketable securities (a)	3.2	23.5
Long-term marketable securities (b)	7.6	7.8
Total corporate investments	$2,791.2	$3,222.4

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

Funds held for clients have been invested in the following categories:

June 30,	2017	2016
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$5,401.2	$12,267.5
Restricted short-term marketable securities held to satisfy client funds obligations	2,918.5	3,032.1
Restricted long-term marketable securities held to satisfy client funds obligations	18,971.8	18,541.6
Total funds held for clients	$27,291.5	$33,841.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $27,189.4 million and $33,331.8 million as of June 30, 2017 and 2016, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash inflows and outflows related to client funds investments with original maturities of ninety days or less on a net basis within net increase in restricted cash and cash equivalents and other restricted assets held to satisfy client funds obligations in the investing section of the Statements of Consolidated Cash Flows.  The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing section of the Statements of Consolidated Cash Flows.

Approximately 79% of the available-for-sale securities held a AAA or AA rating at June 30, 2017, as rated by Moody's, Standard & Poor's and, for Canadian securities, DBRS.  All available-for-sale securities were rated as investment grade at June 30, 2017.

Expected maturities of available-for-sale securities at June 30, 2017 are as follows:

Due in one year or less	$2,921.7
Due after one year to two years	2,826.7
Due after two years to three years	5,144.5
Due after three years to four years	4,958.8
Due after four years	6,049.4

Total available-for-sale securities	$21,901.1

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2017 and 2016 are as follows:

June 30,	2017	2016
Property, plant, and equipment:
Land and buildings	$778.1	$745.7
Data processing equipment	653.7	605.0
Furniture, leaseholds, and other	599.6	490.1
	2,031.4	1,840.8
Less: accumulated depreciation	(1,251.5)	(1,155.8)
Property, plant, and equipment, net	$779.9	$685.0

Depreciation of property, plant and equipment was $147.3 million, $135.6 million, and $127.2 million for fiscal 2017, 2016, and 2015, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2017 and 2016 are as follows:

	Employer Services	PEO Services	Other	Total
Balance at June 30, 2015 (A)	$1,788.7	$4.8	$—	$1,793.5
Transfer of AMD goodwill	(100.4)	—	100.4	—
Currency translation adjustments	(11.1)	—	—	(11.1)
Disposition of AMD	—	—	(100.4)	(100.4)
Balance at June 30, 2016	$1,677.2	$4.8	$—	$1,682.0
Additions and other adjustments	73.4	—	—	73.4
Currency translation adjustments	7.0	—	—	7.0
Disposition of CHSA and COBRA businesses	(21.4)	—	—	(21.4)
Balance at June 30, 2017	$1,736.2	$4.8	$—	$1,741.0

(A) The goodwill balance at June 30, 2015 is net of accumulated impairment losses of $42.7 million related to the Employer Services segment.

Components of intangible assets, net, are as follows:

June 30,	2017	2016
Intangible assets:
Software and software licenses	$1,975.2	$1,811.6
Customer contracts and lists	614.1	603.7
Other intangibles	228.2	207.8
	2,817.5	2,623.1
Less accumulated amortization:
Software and software licenses	(1,483.7)	(1,403.8)
Customer contracts and lists	(506.0)	(486.4)
Other intangibles	(207.6)	(198.7)
	(2,197.3)	(2,088.9)

Intangible assets, net	$620.2	$534.2

Other intangibles consist primarily of purchased rights, purchased content, trademarks and tradenames (acquired directly or through acquisitions).  All of the intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 8 years for customer contracts and lists, and 6 years for other intangibles).  Amortization of intangible assets was $168.8 million, $153.0 million, and $150.7 million for fiscal 2017, 2016, and 2015, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2018	$178.6
Twelve months ending June 30, 2019	$141.6
Twelve months ending June 30, 2020	$110.7
Twelve months ending June 30, 2021	$80.7
Twelve months ending June 30, 2022	$67.5

NOTE 9. SHORT TERM FINANCING

The Company has a $3.50 billion, 364-day credit agreement that matures June 2018 with a one year term-out option. The Company also has a $2.25 billion five-year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through June 30, 2017 and 2016 under the credit agreements.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. During the majority of fiscal 2017, this commercial paper program provided for the issuance of up to $9.25 billion in aggregate maturity value; in June 2017, the Company increased its U.S. short-term commercial paper program to provide for the issuance of up to $9.5 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2017 and 2016, the Company had no commercial paper outstanding. In fiscal 2017 and 2016, the Company's average daily borrowings were $3.1 billion and $2.7 billion, respectively, at a weighted average interest rate of 0.6% and 0.3%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2017 and 2016 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2017 and 2016, there were no outstanding obligations related to the reverse repurchase agreements. In fiscal 2017 and 2016, the Company had average outstanding balances under reverse repurchase agreements of $274.8 million and $341.0 million, respectively, at weighted average interest rates of 0.6% and 0.4%, respectively.

NOTE 10. LONG TERM DEBT

In September 2015, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion. The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2017 and 2016 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2017	June 30, 2016
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		20.3	22.3
		2,020.3	2,022.3
Less: current portion		(7.8)	(2.5)
Less: unamortized discount and debt issuance costs		(10.1)	(12.1)
Total long-term debt		$2,002.4	$2,007.7

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2017, the fair value of the Notes, based on level 2 inputs, was $2,051.6 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies."

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

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and time-based restricted stock units granted are generally subject to a vesting period of two years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

Time-based restricted stock cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Dividends are paid on shares awarded under the time-based restricted stock program.

Time-based restricted stock units are settled in cash and cannot be transferred during the vesting period. Compensation expense relating to the issuance of time-based restricted stock units is recorded over the vesting period and is initially based on the fair value of the award on the grant date and is subsequently remeasured at each reporting date during the vesting period based on the change in the ADP stock price. No dividend equivalents are paid on units awarded under the time-based restricted stock unit program.

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
Performance-based restricted stock units cannot be transferred and are settled in either cash or stock, depending on the employee's home country. Compensation expense relating to the issuance of performance-based restricted stock units settled in cash is recognized over the vesting period initially based on the fair value of the award on the grant date with subsequent adjustments to the number of units awarded during the performance period based on probable and actual performance against targets. In addition, compensation expense is remeasured at each reporting period during the vesting period based on the change in the ADP stock price. Compensation expense relating to the issuance of performance-based restricted stock units settled in stock is recorded over the vesting period based on the fair value of the award on the grant date with subsequent adjustments to the number of units awarded based on the probable and actual performance against targets. Dividend equivalents are paid on awards under the performance-based restricted stock unit program.

•
Employee Stock Purchase Plan.  The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period.  This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 13.5 million shares in fiscal 2017 as compared to 13.8 million shares repurchased in fiscal 2016. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $24.5 million, $25.2 million, and $25.2 million during fiscal years 2017, 2016, and 2015, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2017, 2016, and 2015, respectively:

Years ended June 30,	2017	2016	2015
Operating expenses	$21.5	$23.1	$27.0
Selling, general and administrative expenses	99.2	97.4	95.8
System development and programming costs	18.2	17.1	20.4
Total pretax stock-based compensation expense	$138.9	$137.6	$143.2

Income tax benefit	$49.9	$49.6	$51.1

Stock-based compensation expense attributable to employees of the discontinued operations are included in discontinued operations on the Statements of Consolidated Earnings and therefore not presented in the table above. For fiscal 2015 such stock-based compensation expense was $5.5 million.

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

As of June 30, 2017, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $12.6 million, $27.9 million, and $60.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.3 years, 1.3 years, and 1.1 years, respectively.

In fiscal 2017, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2016	4,869	$65
Options granted	1,234	$91
Options exercised	(1,702)	$56
Options canceled	(229)	$80
Options outstanding at June 30, 2017	4,172	$75
Options exercisable at June 30, 2017	1,519	$62
Shares available for future grants, end of year	18,548
Shares reserved for issuance under stock option plans, end of year	22,720

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	1,889	434
Restricted shares/units granted	888	204
Restricted shares/units vested	(868)	(203)
Restricted shares/units forfeited	(148)	(49)
Restricted shares/units outstanding at June 30, 2017	1,761	386

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2016	574	811
Restricted shares/units granted	172	317
Restricted shares/units vested	(311)	(272)
Restricted shares/units forfeited	(31)	(87)
Restricted shares/units outstanding at June 30, 2017	404	769

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2017 was $112.6 million and $61.2 million, respectively, which have a remaining life of 7.2 years and 5.4 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2017, 2016, and 2015 was $70.9 million, $85.4 million, and $125.3 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.2%	1.6%	1.5%
Dividend yield	2.3%	2.6%	2.3%
Weighted average volatility factor	23.2%	25.6%	23.4%
Weighted average expected life (in years)	5.4	5.4	5.4
Weighted average fair value (in dollars) (A)	$14.36	$13.16	$14.29

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2017	2016	2015

Performance-based restricted stock (A)	$90.63	$75.95	$64.91
Time-based restricted stock (A)	$90.99	$76.09	$73.83
(A) The weighted average fair values of grants before September 30, 2014 were adjusted to reflect the impact of the spin-off of CDK.

B.  Pension Plans

The Company has a defined benefit cash balance pension plan under which employees are credited with a percentage of base pay plus interest. Effective January 1, 2015, associates hired on or after this date are not eligible to participate in this pension plan. In addition, associates rehired on or after January 1, 2015 will no longer be eligible to earn additional contributions but will continue to earn interest on any balance that remains in the pension plan. The plan interest credit rate varies from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested upon completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles.

The Company also has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain corporate officers upon retirement based upon the officers' years of service and compensation. The SORP, which is currently closed to new entrants, will be frozen effective July 1, 2019. Benefits under the plan will continue to accrue through June 30, 2019, and as of July 1, 2019 and onward, participants will retain their accrued benefits with no future accruals due to pay and/or service.

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

The Company's pension plans' funded status as of June 30, 2017 and 2016 is as follows:

June 30,	2017	2016

Change in plan assets:
Fair value of plan assets at beginning of year	$2,006.3	$2,009.8
Actual return on plan assets	195.2	61.2
Employer contributions	11.9	11.0
Currency translation adjustments	(3.2)	(8.7)
Benefits paid	(71.8)	(67.0)
Fair value of plan assets at end of year	$2,138.4	$2,006.3

Change in benefit obligation:
Benefit obligation at beginning of year	$1,843.9	$1,661.0
Service cost	80.8	70.4
Interest cost	60.0	67.4
Actuarial (gain)/losses	(44.5)	145.3
Currency translation adjustments	2.7	(7.6)
Plan changes	—	(25.6)
Curtailments and special termination benefits	(4.4)	—
Benefits paid	(71.8)	(67.0)
Projected benefit obligation at end of year	$1,866.7	$1,843.9

Funded status - plan assets less benefit obligations	$271.7	$162.4

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2017 and 2016 consisted of:

June 30,	2017	2016

Noncurrent assets	$413.8	$306.5
Current liabilities	(5.0)	(6.9)
Noncurrent liabilities	(137.1)	(137.2)
Net amount recognized	$271.7	$162.4

The accumulated benefit obligation for all defined benefit pension plans was $1,852.5 million and $1,825.1 million at June 30, 2017 and 2016, respectively.

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2017 and 2016 had the following projected benefit obligation, accumulated benefit obligation, and fair value of plan assets:

June 30,	2017	2016

Projected benefit obligation	$241.0	$165.7
Accumulated benefit obligation	$227.9	$148.2
Fair value of plan assets	$98.9	$21.6

The components of net pension expense were as follows:

	2017	2016	2015
Service cost – benefits earned during the period	$80.8	$70.4	$68.4
Interest cost on projected benefits	60.0	67.4	62.8
Expected return on plan assets	(135.8)	(131.2)	(129.7)
Net amortization and deferral	19.1	11.0	17.2
Special termination benefits and plan curtailments	0.1	0.1	3.2
Net pension expense	$24.2	$17.7	$21.9

Net pension expense for fiscal 2015 includes $4.3 million reported within earnings from discontinued operations on the Statements of Consolidated Earnings. Included within pension expense related to discontinued operations for fiscal 2015 were total one-time charges of $3.2 million for curtailment charges and special termination benefits directly attributable to the spin-off of CDK.

The net actuarial loss and prior service credit for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $330.5 million and $21.3 million, respectively, at June 30, 2017. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income. The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in fiscal 2018 are $10.5 million and $2.2 million, respectively.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2017	2016

Discount rate	3.70%	3.40%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2017	2016	2015

Discount rate	3.40%	4.25%	4.05%
Expected long-term rate of return on assets	7.00%	7.00%	7.25%
Increase in compensation levels	4.00%	4.00%	4.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2017 and 2016 by asset category were as follows:

	2017	2016

Cash and cash equivalents	1%	3%
Fixed income securities	36%	42%
U.S. equity securities	19%	18%
International equity securities	16%	14%
Global equity securities	28%	23%
	100%	100%

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2017.

The following table presents the investments of the pension plans measured at fair value at June 30, 2017:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,338.5	$—	$1,338.5
Government securities	—	337.7	—	337.7
Mutual funds	4.8	—	—	4.8
Corporate and municipal bonds	—	409.3	—	409.3
Mortgage-backed security bonds	—	32.9	—	32.9
Total pension asset investments	$4.8	$2,118.4	$—	$2,123.2

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $15.2 million as of June 30, 2017, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2016:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,029.2	$—	$1,029.2
U.S. government securities	—	371.5	—	371.5
Mutual funds	76.6	—	—	76.6
Corporate and municipal bonds	—	433.4	—	433.4
Mortgage-backed security bonds	—	35.3	—	35.3
Total pension asset investments	$76.6	$1,869.4	$—	$1,946.0

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $60.3 million as of June 30, 2016, which have been classified as Level 1 in the fair value hierarchy.

Contributions

During fiscal 2017, the Company contributed $11.9 million to the pension plans. The Company expects to contribute $9.5 million to the pension plans during fiscal 2018.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2018 to the year ended June 30, 2022 are $85.9 million, $89.8 million, $97.1 million, $107.7 million, and $119.2 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2023 to the year ended June 30, 2027 are $718.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2017 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $87.9 million, $81.9 million, and $69.7 million for the calendar years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 12. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2017	2016	2015

Earnings from continuing operations before income taxes:
United States	$2,232.8	$2,028.5	$1,895.3
Foreign	298.3	206.2	175.4
	$2,531.1	$2,234.7	$2,070.7

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2017	2016	2015

Current:
Federal	$615.3	$579.0	$576.3
Foreign	91.6	85.0	93.1
State	82.7	76.6	40.1
Total current	789.6	740.6	709.5

Deferred:
Federal	6.2	17.7	(1.3)
Foreign	7.2	(15.7)	(17.0)
State	(5.3)	(1.3)	3.0
Total deferred	8.1	0.7	(15.3)
Total provision for income taxes	$797.7	$741.3	$694.2

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2017	%	2016	%	2015	%

Provision for taxes at U.S. statutory rate	$885.9	35.0	$782.1	35.0	$724.8	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax benefit	52.2	2.1	47.2	2.1	34.8	1.7
U.S. tax on foreign income	66.1	2.6	122.6	5.5	155.3	7.5
Utilization of foreign tax credits	(76.0)	(3.0)	(155.4)	(7.0)	(177.1)	(8.6)
Section 199 - Qualified production activities	(33.2)	(1.3)	(31.9)	(1.4)	(28.9)	(1.4)
Section 199 - Qualified production activities and research tax credit refund claim - net of reserves	(51.8)	(2.1)	—	—	—	—
Excess tax benefit - Stock-based compensation	(32.1)	(1.3)	—	—	—	—
Other	(13.4)	(0.5)	(23.3)	(1.0)	(14.7)	(0.7)
	$797.7	31.5	$741.3	33.2	$694.2	33.5

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2017	2016

Deferred tax assets:
Accrued expenses not currently deductible	$294.5	$262.8
Stock-based compensation expense	75.5	74.6
Foreign Tax Credits	49.5	47.1
Net operating losses	49.5	46.0
Other	18.7	23.7
	487.7	454.2
Less: valuation allowances	(9.4)	(15.4)
Deferred tax assets, net	$478.3	$438.8

Deferred tax liabilities:
Prepaid retirement benefits	$125.1	$77.2
Deferred revenue	35.5	43.2
Fixed and intangible assets	226.3	171.4
Prepaid expenses	122.5	118.0
Unrealized investment gains, net	33.4	176.2
Other	5.2	3.6
Deferred tax liabilities	$548.0	$589.6
Net deferred tax liabilities	$69.7	$150.8

There are $93.4 million and $100.3 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2017 and 2016, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $469.5 million as of June 30, 2017, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impracticable to estimate the amount of net income tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $71.7 million as of June 30, 2017, of which $17.3 million expire through 2025 and $54.4 million have an indefinite utilization period. As of June 30, 2017, the Company has approximately $35.4 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through 2031.

The Company has state net operating loss carry-forwards of approximately $271.4 million as of June 30, 2017, which expire through 2036.

The Company has recorded valuation allowances of $9.4 million and $15.4 million at June 30, 2017 and 2016, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $817.1 million, $651.6 million, and $773.3 million for fiscal 2017, 2016, and 2015, respectively.

As of June 30, 2017, 2016, and 2015 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $74.6 million, $27.4 million, and $27.1 million respectively. The amount that, if recognized, would impact the effective tax rate is $61.0 million, $18.7 million, and $16.9 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2017	2016	2015

Unrecognized tax benefits at beginning of the year	$27.4	$27.1	$56.5
Additions for tax positions	7.5	3.8	2.4
Additions for tax positions of prior periods	41.9	3.5	3.1
Reductions for tax positions of prior periods	(0.5)	(0.1)	(6.5)
Settlement with tax authorities	(0.9)	(1.7)	(12.2)
Expiration of the statute of limitations	(0.9)	(4.9)	(14.0)
Impact of foreign exchange rate fluctuations	0.1	(0.3)	(2.2)
Unrecognized tax benefit at end of year	$74.6	$27.4	$27.1

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2017, 2016, and 2015, the Company recorded interest expense (benefit) of $3.0 million, $1.1 million, and $(2.7) million, respectively. Penalties incurred during fiscal years 2017, 2016, and 2015 were not significant.

At June 30, 2017, the Company had accrued interest of $6.9 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2016, the Company had accrued interest of $4.0 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2017, the Company had accrued penalties of $0.2 million recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2016, the Company had accrued penalties of $0.2 million recorded on the Consolidated Balance Sheets within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2016-2017
California	2012-2014
Illinois	2007-2013
New York	2010-2015
Canada	2012-2014
India	2004-2011, 2013-2015
Germany	2010-2014

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $35 million in the next twelve months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

In fiscal 2017, the IRS completed its review of the examination of the Company's tax return for the year ended June

30, 2015, which did not have a material impact to the Consolidated Financial Statements of the Company.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company has obligations under various facilities and equipment leases. Minimum commitments under these obligations with a future life of greater than one year at June 30, 2017 are as follows:

Years ending June 30,

2018	$105.4
2019	96.9
2020	73.8
2021	52.1
2022	35.0
Thereafter	110.5
$473.7

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2017, the Company has purchase commitments of approximately $644.9 million, including a reinsurance premium with Chubb for the fiscal 2018 policy year, as well as obligations related to software license agreements and purchase and maintenance agreements on our software, equipment, and other assets, of which $368.7 million relates to fiscal 2018, $116.4 million relates to the fiscal year ending June 30, 2019, and the remaining $159.8 million relates to fiscal years ending June 30, 2020 through fiscal 2022.

In July 2016, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (“Uniloc”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Texas alleging that Company products and services infringe four patents.  Uniloc alleges infringement of its patents concerning centralized management of application programs on a network, distribution of application programs to a target station on a network, management of configurable application programs on a network, and license use management on a network.  The complaint seeks unspecified monetary damages, costs, and injunctive relief.  The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. The Company continues to vigorously defend against this lawsuit.

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

NOTE 14. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income (loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive (loss) income was $(164.1) million, $45.5 million, and $(350.6) million in fiscal 2017, 2016, and 2015, respectively. Changes in Accumulated Other Comprehensive Income ("AOCI") by component are as follows:

	Currency Translation Adjustment		Net Gains on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Income / (Loss)

Balance at June 30, 2014	$99.5		$211.6		$(132.9)		$178.2
Other comprehensive loss before reclassification adjustments	(240.8)		(103.0)		(87.4)		(431.2)
Tax effect	—		38.6		32.7		71.3
Reclassification adjustments to net earnings	1.2	(A)	(4.9)	(B)	17.9	(C)	14.2
Tax effect	—		1.6		(6.5)		(4.9)
Reclassification adjustments to retained earnings	(88.2)	(D)	—		—		(88.2)
Balance at June 30, 2015	$(228.3)		$143.9		$(176.2)		$(260.6)
Other comprehensive (loss)/income before reclassification adjustments	(25.5)		288.8		(199.4)		63.9
Tax effect	—		(102.2)		72.9		(29.3)
Reclassification adjustments to net earnings	—		5.0	(B)	12.0	(C)	17.0
Tax effect	—		(1.7)		(4.4)		(6.1)
Balance at June 30, 2016	$(253.8)		$333.8		$(295.1)		$(215.1)
Other comprehensive income/(loss) before reclassification adjustments	23.0		(405.7)		109.6		(273.1)
Tax effect	—		141.6		(43.6)		98.0
Reclassification adjustments to net earnings	—		(2.2)	(B)	20.6	(C)	18.4
Tax effect	—		0.8		(8.2)		(7.4)
Balance at June 30, 2017	$(230.8)		$68.3		$(216.7)		$(379.2)

(A) Reclassification adjustments out of AOCI are included within net earnings from discontinued operations on the Statements of Consolidated Earnings.

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

NOTE 15. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services.  The primary components of “Other” are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employee’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees), certain charges and expenses that have not been allocated to the reportable segments, and the historical results of the AMD business. Beginning in the first quarter of fiscal 2017, the Company's chief operating decision maker began reviewing the Company's results with stock-based compensation included in the Company's operating segments. This change, as well as changes to the allocation methodology for certain allocations, has been adjusted in both the current period and the prior period in the table below, and did not materially affect reportable segment results. The Company also adjusted the segment results to reflect the historical results of AMD in Other, which also did not materially affect reportable segment results.

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

	Employer Services	PEO Services	Other	Client Fund Interest	Total
Year ended June 30, 2017
Revenues from continuing operations	$9,535.2	$3,483.6	$(10.6)	$(628.4)	$12,379.8
Earnings from continuing operations before income taxes	2,921.3	448.6	(210.4)	(628.4)	2,531.1
Assets from continuing operations	30,107.7	586.8	6,485.5	—	37,180.0
Capital expenditures from continuing operations	83.0	0.2	165.8	—	249.0
Depreciation and amortization	247.3	1.3	67.5	—	316.1

Year ended June 30, 2016
Revenues from continuing operations	$9,211.9	$3,073.1	$1.9	$(619.1)	$11,667.8
Earnings from continuing operations before income taxes	2,800.4	371.2	(317.8)	(619.1)	2,234.7
Assets from continuing operations	36,637.5	534.6	6,497.9	—	43,670.0
Capital expenditures from continuing operations	71.1	1.0	93.6	—	165.7
Depreciation and amortization	230.7	1.5	56.4	—	288.6

Year ended June 30, 2015
Revenues from continuing operations	$8,815.1	$2,647.2	$69.8	$(593.6)	$10,938.5
Earnings from continuing operations before income taxes	2,595.4	301.8	(232.9)	(593.6)	2,070.7
Assets from continuing operations	27,507.3	377.7	5,225.5	—	33,110.5
Capital expenditures from continuing operations	94.8	1.3	75.1	—	171.2
Depreciation and amortization	221.2	1.2	55.5	—	277.9

	United States	Europe	Canada	Other	Total
Year ended June 30, 2017
Revenues from continuing operations	$10,537.4	$1,086.0	$291.1	$465.3	$12,379.8
Assets from continuing operations	$32,401.0	$2,252.3	$2,018.1	$508.6	$37,180.0

Year ended June 30, 2016
Revenues from continuing operations	$9,870.0	$1,063.7	$284.1	$450.0	$11,667.8
Assets from continuing operations	$39,194.2	$2,064.3	$1,949.4	$462.1	$43,670.0

Year ended June 30, 2015
Revenues from continuing operations	$9,101.8	$1,086.6	$320.8	$429.3	$10,938.5
Assets from continuing operations	$28,138.1	$2,059.5	$2,488.9	$424.0	$33,110.5

NOTE 16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our operations for the fiscal years ended June 30, 2017 and June 30, 2016 are as follows:

Year ended June 30, 2017	First Quarter (A)	Second Quarter (B)	Third Quarter (C)	Fourth Quarter (D)

Revenues from continuing operations	$2,916.9	$2,987.3	$3,410.8	$3,064.8
Gross profit from continuing operations	$1,173.3	$1,219.5	$1,499.8	$1,217.6
Earnings from continuing operations before income taxes	$528.7	$786.2	$827.9	$388.4
Net earnings from continuing operations	$368.7	$510.9	$587.7	$265.8
Net earnings	$368.7	$510.9	$587.9	$265.8
Basic per common share amounts:
Basic earnings per share from continuing operations	$0.82	$1.14	$1.32	$0.60
Diluted per common share amounts:
Diluted earnings per share from continuing operations	$0.81	$1.13	$1.31	$0.59

Year ended June 30, 2016	First Quarter (E)	Second Quarter (F)	Third Quarter	Fourth Quarter (G)

Revenues from continuing operations	$2,714.0	$2,807.0	$3,248.6	$2,898.2
Gross profit from continuing operations	$1,067.5	$1,124.5	$1,435.9	$1,199.7
Earnings from continuing operations before income taxes	$505.0	$507.9	$794.8	$427.0
Net earnings from continuing operations	$337.5	$341.4	$532.5	$282.0
Net loss from discontinued operations	$(0.9)	$—	$—	$—
Net earnings	$336.6	$341.4	$532.5	$282.0
Basic per common share amounts:
Basic earnings per share from continuing operations	$0.73	$0.75	$1.17	$0.62
Diluted per common share amounts:
Diluted earnings per share from continuing operations	$0.72	$0.74	$1.17	$0.62

(A) Earnings from continuing operations before income taxes; net earnings from continuing operations; and basic and diluted EPS from continuing operations include the charge for the Service Alignment Initiative. This decreased earnings from continuing operations before income taxes by $39.9 million, net earnings from continuing operations by $24.8 million and basic and diluted earnings per share from continuing operations by $0.05.

(B) Earnings from continuing operations before income taxes; net earnings from continuing operations; and basic and diluted EPS from continuing operations include the gain on the sale of the COBRA and CHSA businesses. This increased earnings from continuing operations before income taxes by $205.4 million, net earnings from continuing operations and net earnings by $121.4 million, and basic and diluted earnings per share from continuing operations by $0.27.

(C) Earnings from continuing operations before income taxes; net earnings from continuing operations; and basic and diluted EPS from continuing operations include charges for the Service Alignment Initiative. This decreased earnings from continuing operations before income taxes by $0.6 million, and net earnings from continuing operations and net earnings by $0.4 million, and had no impact on basic and diluted earnings per share from continuing operations.

(D) Earnings from continuing operations before income taxes; net earnings from continuing operations; and basic and diluted EPS from continuing operations include charges for the Workforce Optimization Effort and Service Alignment Initiative. The combined impact decreased earnings from continuing operations before income taxes by $43.5 million and, net earnings from continuing operations and net earnings by $27.1 million and basic and diluted earnings per share from continuing operations by $0.06.

(E) Earnings from continuing operations before income taxes; net earnings from continuing operations; net earnings; and basic and diluted EPS from continuing operations include the gain on the sale of AMD. This increased earnings from continuing operations before income taxes by $29.1 million, net earnings from continuing operations and net earnings by $21.8 million, and basic and diluted earnings per share from continuing operations by $0.05

(F) Earnings from continuing operations before income taxes; net earnings from continuing operations; net earnings; and basic and diluted EPS from continuing operations include the gain on sale of a building. This increased earnings from continuing operations before income taxes by $13.9 million net earnings from continuing operations and net earnings by $8.6 million and basic and diluted earnings per share from continuing operations by $0.02.

(G) Earnings from continuing operations before income taxes; net earnings from continuing operations; net earnings; and basic and diluted EPS from continuing operations include the charge for the Workforce Optimization Effort. This decreased earnings from continuing operations before income taxes by $48.2 million net earnings from continuing operations and net earnings by $31.8 million and basic and diluted earnings per share from continuing operations by $0.07.

NOTE 17. SUBSEQUENT EVENTS

The Company's subsidiary captive insurance company, ADP Indemnity, paid a premium of $235.0 million in July 2017 to enter into a reinsurance arrangement with Chubb to cover substantially all losses for the fiscal 2018 policy year on terms substantially similar to the fiscal 2017 reinsurance policy to cover losses up to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services worksite employees.

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2017 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2017.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Jan Siegmund
Jan Siegmund
Chief Financial Officer

Roseland, New Jersey
August 4, 2017

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2017 of the Company and our report dated August 4, 2017, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 4, 2017

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	42	Corporate Controller and Principal Accounting Officer	2007
John Ayala	50	President, Major Account Services and ADP Canada	2002
Maria Black	43	President, Small Business Solutions and Human Resources	1996
		Outsourcing
Michael A. Bonarti	51	Vice President, General Counsel and Secretary	1997
Deborah L. Dyson	51	Vice President, Client Experience and	1988
		Continuous Improvement
Michael C. Eberhard	55	Vice President and Treasurer	1998
Edward B. Flynn, III	57	President, Global Enterprise Solutions	1988
Dermot J. O'Brien	51	Chief Human Resources Officer	2012
Thomas Perrotti	48	President, Worldwide Sales and Marketing	1993
Douglas Politi	55	President, Added Value Services	1992
Carlos A. Rodriguez	53	President and Chief Executive Officer	1999
Stuart Sackman	56	Vice President, Global Product and Technology	1992
Jan Siegmund	53	Chief Financial Officer	1999
Donald Weinstein	48	Chief Strategy Officer	2006

Brock Albinson joined ADP in 2007. Prior to his appointment as Corporate Controller and Principal Accounting Officer in March 2015, he served as Assistant Corporate Controller from December 2011 to February 2015, as Vice President, Corporate Finance from January 2011 to December 2011, and as Vice President, Financial Policy from March 2007 to January 2011.
John Ayala joined ADP in 2002. Prior to his appointment as President, Major Account Services and ADP Canada in January 2017, he served as President, Small Business Services, Retirement Services and Insurance Services from July 2014 to December 2016, as Vice President, Client Experience and Continuous Improvement from November 2012 to June 2014, as Senior Vice President, Services and Operations - Small Business Services from February 2012 to October 2012, as President, TotalSource from July 2011 to January 2012, and as Senior Vice President, Service and Operations, TotalSource from June 2008 to June 2011.
Maria Black joined ADP in 1996. Prior to her appointment as President, Small Business Solutions and Human Resources Outsourcing in January 2017, she served as President, ADP TotalSource from July 2014 to December 2016, as General Manager, ADP United Kingdom from April 2013 to June 2014, and as General Manager, Employer Services - TotalSource Western Central Region from January 2008 to March 2013.
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
Michael C. Eberhard joined ADP in 1998. He has served as Vice President and Treasurer since November 2009.

Edward B. Flynn, III joined ADP in 1988. Prior to his appointment as President, Global Enterprise Solutions in January 2017, he served as Executive Vice President, Worldwide Sales and Marketing from November 2012 to December 2016, and as Vice President, Employer Services - Sales from April 2009 to October 2012.
Dermot J. O’Brien joined ADP in 2012 as Chief Human Resources Officer. Prior to joining ADP, he was Executive Vice President of Human Resources at TIAA from 2003 to 2012.
Thomas Perrotti joined ADP in 1993. Prior to his appointment as President, Worldwide Sales and Marketing in January 2017, he served as President, Major Account Services and ADP Canada from July 2015 to December 2016, as Corporate Vice President and Senior Vice President, Service and Operations, Major Account Services from July 2014 to June 2015, as Senior Vice President, Service & Operations, Small Business Services from April 2013 to June 2014, as Senior Vice President, Sales, Small Business Services from April 2011 to March 2013, and as Division Vice President, Global Sales Operations, Employer Services from November 2009 to March 2011.
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
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Material Changes in Nominating Procedures
See "Stockholder Proposals - Proxy Access" in the Proxy Statement for the Company's 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See “Security Ownership of Certain Beneficial Owners and Managers” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2017 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Statements of Consolidated Earnings - years ended June 30, 2017, 2016 and 2015
Statements of Consolidated Comprehensive Income - years ended June 30, 2017, 2016 and 2015
Consolidated Balance Sheets - June 30, 2017 and 2016
Statements of Consolidated Stockholders' Equity - years ended June 30, 2017, 2016 and 2015
Statements of Consolidated Cash Flows - years ended June 30, 2017, 2016 and 2015
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
10.1
364-Day Credit Agreement, dated as of June 14, 2017, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2017

10.2
Five-Year Credit Agreement, dated as of June 14, 2017, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 14, 2017

10.3
Five-Year Credit Agreement, dated as of June 15, 2016, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A.and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated June 15, 2016

10.4
Separation and Distribution Agreement, dated as of March 20, 2007, between Automatic Data Processing, Inc. and Broadridge Financial Solutions, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2007

10.5
Separation and Distribution Agreement, dated September 29, 2014, by and between Automatic Data Processing, Inc. and CDK Global Holdings, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2014

10.6
Separation Agreement and Release, dated April 21, 2014, by and between Regina R. Lee and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2014

10.7
Automatic Data Processing, Inc. 2003 Director Stock Plan - incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-147377 on Form S-8 filed with the Commission on November 14, 2007 (Management Compensatory Plan)

10.8	Amended and Restated Supplemental Officers Retirement Plan (Management Compensatory Plan)
10.9
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective September 15, 2016 - incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (Management Compensatory Plan)

10.10
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.11
Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.12
Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.13
Automatic Data Processing, Inc. Retirement and Savings Restoration Plan - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.14
Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.15
Automatic Data Processing, Inc. 2000 Stock Option Plan - incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (Management Compensatory Plan)

10.16
2000 Stock Option Grant Agreement (Form for Employees) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.17
2000 Stock Option Grant Agreement (Form for Non-Employee Directors) for grants prior to August 14, 2008 - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 (Management Compensatory Plan)

10.18
Automatic Data Processing, Inc. 2008 Omnibus Award Plan - incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders filed with the Commission on September 26, 2008 (Management Compensatory Plan)

10.19
French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.20
Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.21
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants prior to November 12, 2008 - incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.22
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.23
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants beginning November 12, 2008 - incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.24
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.25
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Management Compensatory Plan)

10.26
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.27
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.28
Form of Stock Option Grant under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.29
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (Management Compensatory Plan)

10.30
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.31
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.32
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.33	Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan)
10.34	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan)
10.35	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of period
Year ended June 30, 2017:
Allowance for doubtful accounts:
Current	$38,111	$27,660	$1,692	$(17,901)	(B)	$49,561
Long-term	$547	$260	$89	$(93)	(B)	$803
Deferred tax valuation allowance	$15,369	$892	$(1,754)	$(5,101)		$9,406
Year ended June 30, 2016:
Allowance for doubtful accounts:
Current	$35,493	$18,626	$(265)	$(15,743)	(B)	$38,111
Long-term	$634	$216	$93	$(395)	(B)	$547
Deferred tax valuation allowance	$23,707	$1,364	$(1,022)	$(8,680)		$15,369
Year ended June 30, 2015:
Allowance for doubtful accounts:
Current	$42,749	$15,554	$(1,862)	$(20,948)	(B)	$35,493
Long-term	$8,349	$746	$(39)	$(8,422)	(B)	$634
Deferred tax valuation allowance	$35,542	$1,551	$(3,801)	$(9,584)		$23,707
(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 4, 2017	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 4, 2017
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Jan Siegmund	Chief Financial Officer	August 4, 2017
(Jan Siegmund)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 4, 2017
(Brock Albinson)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 4, 2017
(Peter Bisson)

/s/ Richard T. Clark	Director	August 4, 2017
(Richard T. Clark)

/s/ Eric C. Fast	Director	August 4, 2017
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 4, 2017
(Linda R. Gooden)

/s/ Michael P. Gregoire	Director	August 4, 2017
(Michael P. Gregoire)

/s/ R. Glenn Hubbard	Director	August 4, 2017
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 4, 2017
(John P. Jones)

/s/ William J. Ready	Director	August 4, 2017
(William J. Ready)

/s/ Sandra S. Wijnberg	Director	August 4, 2017
(Sandra S. Wijnberg)