Form 10-Q
period 2017-09-30
AUTOMATIC DATA PROCESSING INC
filed 2017-11-02
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2017 was 443,489,730.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,080.9	$2,037.4
Interest on funds held for clients	99.4	89.2
PEO revenues (A)	898.5	790.3
TOTAL REVENUES	3,078.8	2,916.9

EXPENSES:
Costs of revenues:
Operating expenses	1,646.9	1,531.5
Systems development and programming costs	156.9	154.9
Depreciation and amortization	62.6	57.2
TOTAL COSTS OF REVENUES	1,866.4	1,743.6

Selling, general, and administrative expenses	662.4	647.7
Interest expense	28.0	19.9
TOTAL EXPENSES	2,556.8	2,411.2

Other income, net	(26.2)	(23.0)

EARNINGS BEFORE INCOME TAXES	548.2	528.7

Provision for income taxes	146.7	160.0

NET EARNINGS	$401.5	$368.7

BASIC EARNINGS PER SHARE	$0.91	$0.82

DILUTED EARNINGS PER SHARE	$0.90	$0.81

Basic weighted average shares outstanding	442.2	452.3
Diluted weighted average shares outstanding	445.0	455.3

Dividends declared per common share	$0.570	$0.530

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $8,738.5 million and $7,687.6 million for the three months ended September 30, 2017 and 2016, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net earnings	$401.5	$368.7

Other comprehensive income/loss:
Currency translation adjustments	42.5	10.8

Unrealized net losses on available-for-sale securities	(12.8)	(71.4)
Tax effect	3.5	26.2
Reclassification of net gains on available-for-sale securities to net earnings	—	(0.1)
Tax effect	—	—

Reclassification of pension liability adjustment to net earnings	2.3	5.1
Tax effect	(0.9)	(1.9)

Other comprehensive income/(loss), net of tax	34.6	(31.3)
Comprehensive income	$436.1	$337.4

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$2,363.6	$2,780.4
Accounts receivable, net of allowance for doubtful accounts of $54.0 and $49.6, respectively	1,788.7	1,703.6
Other current assets	1,164.1	883.2
Total current assets before funds held for clients	5,316.4	5,367.2
Funds held for clients	25,686.2	27,291.5
Total current assets	31,002.6	32,658.7
Long-term receivables, net of allowance for doubtful accounts of $0.8 and $0.8, respectively	27.3	28.0
Property, plant and equipment, net	800.4	779.9
Other assets	1,386.2	1,352.2
Goodwill	1,757.3	1,741.0
Intangible assets, net	687.3	620.2
Total assets	$35,661.1	$37,180.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112.6	$149.7
Accrued expenses and other current liabilities	1,440.4	1,381.9
Accrued payroll and payroll-related expenses	441.1	562.5
Dividends payable	249.0	250.5
Short-term deferred revenues	230.5	232.9
Obligations under reverse repurchase agreements (A)	129.4	—
Income taxes payable	87.0	49.0
Total current liabilities before client funds obligations	2,690.0	2,626.5
Client funds obligations	25,596.6	27,189.4
Total current liabilities	28,286.6	29,815.9
Long-term debt	2,002.1	2,002.4
Other liabilities	835.5	830.2
Deferred income taxes	196.0	163.1
Long-term deferred revenues	387.5	391.4
Total liabilities	31,707.7	33,203.0

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2017 and June 30, 2017 outstanding, 444.0 and 445.0 shares at September 30, 2017 and June 30, 2017, respectively	63.9	63.9
Capital in excess of par value	869.8	867.8
Retained earnings	14,872.4	14,728.2
Treasury stock - at cost: 194.7 and 193.7 shares at September 30, 2017 and June 30, 2017, respectively	(11,508.1)	(11,303.7)
Accumulated other comprehensive loss	(344.6)	(379.2)
Total stockholders’ equity	3,953.4	3,977.0
Total liabilities and stockholders’ equity	$35,661.1	$37,180.0

(A) As of September 30, 2017, $110.0 million of short-term marketable securities, $19.3 million of long-term marketable securities and $0.1 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 8).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016 *As Adjusted
Cash Flows from Operating Activities:
Net earnings	$401.5	$368.7
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	87.2	77.6
Deferred income taxes	46.4	31.9
Stock-based compensation expense	39.0	31.1
Net pension expense	2.7	6.1
Net amortization of premiums and accretion of discounts on available-for-sale securities	19.4	23.2
Other	9.6	8.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase)/Decrease in accounts receivable	(81.7)	121.0
Increase in other assets	(259.5)	(221.6)
Decrease in accounts payable	(24.5)	(36.3)
Increase/(Decrease) in accrued expenses and other liabilities	4.6	(80.1)
Net cash flows provided by operating activities	244.7	329.8

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,157.3)	(1,171.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,007.7	900.1
Capital expenditures	(73.3)	(48.7)
Additions to intangibles	(69.7)	(57.2)
Acquisitions of businesses, net of cash acquired	—	(20.0)
Net cash flows used in investing activities	(292.6)	(396.9)

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(1,674.3)	(8,928.3)
Payments of debt	(0.9)	(0.5)
Repurchases of common stock	(250.1)	(328.6)
Net proceeds from stock purchase plan and stock-based compensation plans	(15.1)	(14.4)
Dividends paid	(253.7)	(241.8)
Net proceeds from reverse repurchase agreements	129.4	—
Net cash flows used in financing activities	(2,064.7)	(9,513.6)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	14.2	(16.3)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,098.4)	(9,597.0)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	8,181.6	15,458.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$6,083.2	$5,861.6

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,363.6	$2,776.6
Restricted cash and restricted cash equivalents included in funds held for clients (A)	3,719.6	3,085.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,083.2	$5,861.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$41.4	$33.4
Cash paid for income taxes, net of income tax refunds	$41.9	$36.3

*See Note 2 for a summary of adjustments.

(A) See Note 6 for a reconciliation of restricted cash and restricted cash equivalents in funds held for clients on the Consolidated Balance Sheets.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto.  Actual results may differ from those estimates. The Interim Financial Data by Segment footnote reflects changes to the allocation methodology for certain allocations and has been adjusted in both the current period and the prior period and did not materially affect reportable segment results. Refer to Note 14 for further information.

Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“fiscal 2017”).

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective July 1, 2017, the Company adopted Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. The Company retrospectively adopted the new standard, and as a result included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the Statements of Consolidated Cash Flows. Accordingly, the statement of cash flows has been revised to include restricted cash and restricted cash equivalents associated with funds held to satisfy client obligations, as a component of cash, cash equivalents, restricted cash and restricted cash equivalents.

As a result of this adoption, the Company adjusted the Statements of Consolidated Cash Flows from previously reported amounts as follows:

	Three Months Ended
	September 30, 2016 (unaudited)
	As previously reported	Adjustments	As adjusted
Cash Flows from Investing Activities:
Net decrease / (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	$9,160.8	$(9,160.8)	$—
Net cash flows provided by / (used in) investing activities	8,763.9	(9,160.8)	(396.9)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	5.4	(21.7)	(16.3)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(414.5)	(9,182.5)	(9,597.0)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$2,776.6	$3,085.0	$5,861.6

Effective July 1, 2017, the Company adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments.” ASU 2017-04 establishes a one-step process for testing goodwill for a decrease in value, requiring a goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. The guidance eliminates the second step of the current two-step process that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill with the goodwill’s carrying amount. The adoption of ASU

2017-04 is not expected to have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In July 2017, the Company adopted ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." ASU 2017-01 clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The impact of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions made by the Company, if any.

Recently Issued Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board ("FASB") that could have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost
This standard requires reporting the service cost component in the same line item or items as other compensation costs arising during the period in the Statements of Consolidated Earnings. The other components of net periodic pension cost are required to be presented in the Statements of Consolidated Earnings separately from the service cost component. Such changes are to be applied retrospectively from the date of adoption. The ASU also allows only the service cost component to be eligible for capitalization, when applicable, prospectively from the date of adoption.
		For fiscal years beginning after December 15, 2017. Early adoption is permitted.	The Company has not yet determined the impact of ASU 2017-07 on its consolidated results of operations, financial condition, or cash flows.
ASU 2016-02 Leases (Topic 842)
This update amends the existing accounting standards for lease accounting, and requires lessees to recognize most lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. This ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application.
		For fiscal years beginning after December 15, 2018. Early adoption is permitted.	The Company has not yet determined the impact of ASU 2016-02 on its consolidated results of operations, financial condition, or cash flows.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance, and has since issued additional amendments to ASU 2014-09. These new standards require an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standards will also result in enhanced revenue related disclosures. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statements of Consolidated Financial Position.
For fiscal years beginning after December 15, 2017. Early adoption is permitted.
The Company had been assessing the impact of the new revenue recognition standard on its relationships with its clients. In fiscal 2017, the Company determined it would not early adopt the standard, and instead would adopt the new standard in its fiscal year beginning on July 1, 2018. Further, the Company anticipates applying the guidance under the full retrospective approach. The Company is nearly complete with its comprehensive diagnostic of the measurement and recognition provisions of the new standard and is in the process of finalizing its conclusions and policies. The Company expects the provisions of the new standard to primarily impact the manner in which it treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The provisions of the new standard will require the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under current U.S. GAAP. Further, under current U.S. GAAP, the Company immediately expenses all selling expenses. The provisions of the new standard will require that the Company capitalize incremental selling expenses such as commissions and bonuses paid to the sales force for obtaining contracts with new clients and/or selling additional business to current clients. These capitalized expenses will be amortized over the expected client life. While the Company grows, the impact of deferring and amortizing additional costs creates higher overall pre-tax income, net earnings, and earnings per share, when compared to current U.S. GAAP. The Company does not expect the provisions of the new standard to materially impact the timing or amount of revenue it recognizes.
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

Note 3. Service Alignment Initiative

On July 28, 2016, the Company announced a Service Alignment Initiative that is intended to simplify the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In the fiscal year ended June 30, 2016 ("fiscal 2016"), the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in fiscal 2017, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges for this initiative during the first quarter of fiscal 2017 and expects to continue to incur charges throughout the fiscal year ending June 30, 2018 ("fiscal 2018") as the initiative is executed. The charges primarily relate to employee separation benefits recognized under Accounting Standards Codification ("ASC") 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company expects to recognize pre-tax restructuring charges of about $30 million for the remainder of fiscal 2018, consisting primarily of cash expenditures for employee separation benefits.

The table below summarizes the composition of the Company's Service Alignment Initiative charges/(reversals):

	Three Months Ended		Cumulative amount from inception through
	September 30,		September 30,
	2017	2016	2017
Employee separation benefits (a)	$(5.2)	$37.3	$78.9
Other initiative costs (b)	1.9	2.6	7.8
Total (c)	$(3.3)	$39.9	$86.7

Activity for the Service Alignment Initiative liability for the three months ended September 30, 2017 was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	0.8	1.9	2.7
Reversals	(6.0)	—	(6.0)
Cash payments	(9.4)	(1.2)	(10.6)
Non-cash utilization	—	(0.6)	(0.6)
Balance at September 30, 2017	$59.3	$0.6	$59.9

(a) - Charges/(reversals) are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
(b) - Other initiative costs include costs to relocate certain current Company employees to new locations, lease termination charges (both included within selling, general and administrative expenses on the Statements of Consolidated Earnings), and accelerated depreciation on fixed assets (included within depreciation and amortization on the Statements of Consolidated Earnings).
(c) - All charges are included within the Other segment.

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2017
Net earnings	$401.5			$401.5
Weighted average shares (in millions)	442.2	1.0	1.8	445.0
EPS	$0.91			$0.90
Three Months Ended September 30, 2016
Net earnings	$368.7			$368.7
Weighted average shares (in millions)	452.3	1.2	1.8	455.3
EPS	$0.82			$0.81

Options to purchase 0.4 million shares of common stock for the three months ended September 30, 2017 and 2016 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other Income, Net

	Three Months Ended
	September 30,
	2017	2016
Interest income on corporate funds	$(25.8)	$(22.9)
Realized gains on available-for-sale securities	(0.3)	(0.4)
Realized losses on available-for-sale securities	0.3	0.3
Gain on sale of assets	(0.4)	—
Other income, net	$(26.2)	$(23.0)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2017 and June 30, 2017 were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$6,083.2	$—	$—	$6,083.2
Available-for-sale securities:
Corporate bonds	9,417.1	102.3	(18.3)	9,501.1
Asset-backed securities	4,206.3	14.4	(8.7)	4,212.0
U.S. government agency securities	3,216.1	19.8	(10.9)	3,225.0
U.S. Treasury securities	2,184.1	2.3	(17.7)	2,168.7
Canadian government obligations and Canadian government agency obligations	1,125.7	1.3	(19.1)	1,107.9
Canadian provincial bonds	767.6	11.6	(2.6)	776.6
Municipal bonds	577.0	11.0	(1.2)	586.8
Other securities	523.1	6.9	(1.5)	528.5

Total available-for-sale securities	22,017.0	169.6	(80.0)	22,106.6

Total corporate investments and funds held for clients	$28,100.2	$169.6	$(80.0)	$28,189.8

(A) Included within available-for-sale securities are corporate investments with fair values of $140.0 million and funds held for clients with fair values of $21,966.6 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (B)
Type of issue:
Money market securities, cash and other cash equivalents	$8,181.6	$—	$—	$8,181.6
Available-for-sale securities:
Corporate bonds	9,325.3	98.8	(22.0)	9,402.1
Asset-backed securities	4,453.1	16.9	(8.6)	4,461.4
U.S. government agency securities	3,557.7	22.2	(13.4)	3,566.5
U.S. Treasury securities	1,585.9	2.6	(14.3)	1,574.2
Canadian government obligations and Canadian government agency obligations	1,053.6	2.9	(11.4)	1,045.1
Canadian provincial bonds	746.9	14.3	(1.4)	759.8
Municipal bonds	582.5	11.3	(1.3)	592.5
Other securities	493.6	7.3	(1.4)	499.5

Total available-for-sale securities	21,798.6	176.3	(73.8)	21,901.1

Total corporate investments and funds held for clients	$29,980.2	$176.3	$(73.8)	$30,082.7

(B) Included within available-for-sale securities are corporate investments with fair values of $10.8 million and funds held for clients with fair values of $21,890.3 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2017. The Company did not transfer any assets between Levels during the three months ended September 30, 2017 or fiscal 2017. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 at September 30, 2017.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2017, are as follows:

	September 30, 2017
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(14.0)	$2,142.2	$(4.3)	$238.7	$(18.3)	$2,380.9
Asset-backed securities	(6.6)	1,802.6	(2.1)	162.4	(8.7)	1,965.0
U.S. government agency securities	(10.5)	1,638.4	(0.4)	9.6	(10.9)	1,648.0
U.S. Treasury securities	(17.6)	1,861.2	(0.1)	2.0	(17.7)	1,863.2
Canadian government obligations and Canadian government agency obligations	(19.1)	783.8	—	—	(19.1)	783.8
Canadian provincial bonds	(2.6)	212.9	—	—	(2.6)	212.9
Municipal bonds	(0.7)	73.9	(0.5)	15.9	(1.2)	89.8
Other securities	(1.3)	163.6	(0.2)	9.8	(1.5)	173.4
	$(72.4)	$8,678.6	$(7.6)	$438.4	$(80.0)	$9,117.0

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2017, are as follows:

	June 30, 2017
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(22.0)	$2,619.9	$—	$7.4	$(22.0)	$2,627.3
Asset-backed securities	(8.5)	1,916.1	(0.1)	11.3	(8.6)	1,927.4
U.S. government agency securities	(13.4)	1,935.3	—	—	(13.4)	1,935.3
U.S. Treasury securities	(14.3)	1,317.8	—	1.0	(14.3)	1,318.8
Canadian government obligations and Canadian government agency obligations	(11.4)	699.6	—	—	(11.4)	699.6
Canadian provincial bonds	(1.4)	179.8	—	—	(1.4)	179.8
Municipal bonds	(1.2)	98.8	(0.1)	1.2	(1.3)	100.0
Other securities	(1.3)	148.0	(0.1)	8.9	(1.4)	156.9
	$(73.5)	$8,915.3	$(0.3)	$29.8	$(73.8)	$8,945.1

At September 30, 2017, corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2017 through March 2026.

At September 30, 2017, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $2,133.2 million, $1,412.0 million, $434.4 million, and $232.3 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2017.

At September 30, 2017, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $2,423.6 million and $573.4 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from December 2017 through September 2025.

At September 30, 2017, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $130.1 million, AAA and AA rated sovereign bonds of $111.5 million, U.S. government agency commercial mortgage-backed securities of $102.4 million issued by Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation, and AA rated mortgage-backed securities of $91.6 million that are guaranteed primarily by Fannie Mae. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2017	2017
Corporate investments:
Cash and cash equivalents	$2,363.6	$2,780.4
Short-term marketable securities (a)	113.2	3.2
Long-term marketable securities (b)	26.8	7.6
Total corporate investments	$2,503.6	$2,791.2

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

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2017	2017
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$3,719.6	$5,401.2
Restricted short-term marketable securities held to satisfy client funds obligations	2,317.1	2,918.5
Restricted long-term marketable securities held to satisfy client funds obligations	19,649.5	18,971.8
Total funds held for clients	$25,686.2	$27,291.5

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $25,596.6 million and $27,189.4 million at September 30, 2017 and June 30, 2017, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  Beginning September 30, 2017, as a result of the adoption of ASU 2016-18 (see Note 2), the Company has reported the cash and cash equivalents related to client funds investments with original maturities of ninety days or less, within the beginning and ending balances of cash, cash equivalents, restricted cash, and restricted cash equivalents. These amounts have been reconciled to the Consolidated Balance Sheets on the Statements of Consolidated Cash Flows. Refer to Note 2 for a summary of the change in presentation as a result of the adoption of ASU 2016-18. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 79% of the available-for-sale securities held a AAA or AA rating at September 30, 2017, as rated by Moody's, Standard & Poor's and, for Canadian securities, DBRS.  All available-for-sale securities were rated as investment grade at September 30, 2017.

Expected maturities of available-for-sale securities at September 30, 2017 are as follows:

One year or less	$2,430.3
One year to two years	3,878.9
Two years to three years	4,835.9
Three years to four years	5,108.2
After four years	5,853.3
Total available-for-sale securities	$22,106.6

Note 7. Goodwill and Intangibles Assets, net

Changes in goodwill for the three months ended September 30, 2017 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2017	$1,736.2	$4.8	$1,741.0
Additions and other adjustments, net	—	—	—
Currency translation adjustments	16.3	—	16.3
Balance at September 30, 2017	$1,752.5	$4.8	$1,757.3

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2017	2017
Intangible assets:
Software and software licenses	$2,079.7	$1,975.2
Customer contracts and lists	622.1	614.1
Other intangibles	228.2	228.2
	2,930.0	2,817.5
Less accumulated amortization:
Software and software licenses	(1,519.0)	(1,483.7)
Customer contracts and lists	(514.6)	(506.0)
Other intangibles	(209.1)	(207.6)
	(2,242.7)	(2,197.3)
Intangible assets, net	$687.3	$620.2

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 8 years for customer contracts and lists, and 6 years for other intangibles).  Amortization of intangible assets was $46.6 million and $42.6 million for the three months ended September 30, 2017 and 2016, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2018	$128.5
Twelve months ending June 30, 2019	$170.9
Twelve months ending June 30, 2020	$138.9
Twelve months ending June 30, 2021	$97.7
Twelve months ending June 30, 2022	$77.3
Twelve months ending June 30, 2023	$44.3

Note 8. Short-term Financing

The Company has a $3.5 billion, 364-day credit agreement that matures in June 2018 with a one year term-out option.  The Company also has a $2.25 billion five-year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2017 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.5 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2017 and June 30, 2017, the Company had no commercial paper outstanding. For the three months ended September 30, 2017 and 2016, the Company had average daily borrowings of $3.8 billion and $4.1 billion, respectively, at weighted average interest rates of 1.2% and 0.4%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2017 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2017, the Company had $129.4 million of outstanding obligations related to the reverse repurchase agreements. All outstanding reverse repurchase obligations matured and were fully paid as of October 3, 2017. At June 30, 2017, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2017 and 2016, the Company had average outstanding balances under reverse repurchase agreements of $526.2 million and $359.3 million, respectively, at weighted average interest rates of 1.1% and 0.6%, respectively.

Note 9. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2017 and June 30, 2017, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2017	June 30, 2017
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		19.5	20.3
		2,019.5	2,020.3
Less: current portion		(7.8)	(7.8)
Less: unamortized discount and debt issuance costs		(9.6)	(10.1)
Total long-term debt		$2,002.1	$2,002.4
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of September 30, 2017, the fair value of the Notes, based on Level 2 inputs, was $2,045.5 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2017.

Note 10. Employee Benefit Plans

A.  Stock-based Compensation Plans

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

See the Company's Annual Report on Form 10-K for fiscal 2017 for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, and payout percentages. Also, see the Company's Annual Report on Form 10-K for fiscal 2017 for a discussion of the Company's process for estimating the fair value of stock options granted.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 2.2 million and 4.0 million shares in the three months ended September 30, 2017 and 2016, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense and related income tax benefits for the three months ended September 30, 2017 and 2016, respectively:

	Three Months Ended
	September 30,
	2017	2016
Operating expenses	$5.2	$5.6
Selling, general and administrative expenses	28.6	21.5
System development and programming costs	5.2	4.0
Total pre-tax stock-based compensation expense	$39.0	$31.1

Income tax benefit	$14.1	$11.2

As of September 30, 2017, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $26.4 million, $78.6 million, and $124.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.6 years, 1.8 years, and 1.6 years, respectively.

During the three months ended September 30, 2017, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2017	4,172	$75
Options granted	1,134	$107
Options exercised	(320)	$66
Options canceled/forfeited	(53)	$81
Options outstanding at September 30, 2017	4,933	$83

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2017	1,761	386
Restricted shares/units granted	808	179
Restricted shares/units vested	(862)	(194)
Restricted shares/units forfeited	(27)	(4)
Restricted shares/units outstanding at September 30, 2017	1,680	367

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2017	404	769
Restricted shares/units granted	157	338
Restricted shares/units vested	(238)	(248)
Restricted shares/units forfeited	(4)	(15)
Restricted shares/units outstanding at September 30, 2017	319	844

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2017	2016
Risk-free interest rate	1.8%	1.2%
Dividend yield	2.1%	2.3%
Weighted average volatility factor	21.7%	23.2%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars)	$17.50	$14.36

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended
	September 30,
	2017	2016
Service cost – benefits earned during the period	$18.6	$20.2
Interest cost on projected benefits	16.3	15.1
Expected return on plan assets	(34.3)	(34.0)
Net amortization and deferral	2.1	4.8
Net pension expense	$2.7	$6.1

Note 11. Income Taxes

The effective tax rate for the three months ended September 30, 2017 and 2016 was 26.8% and 30.3%, respectively. The decrease in the effective tax rate is due to a tax benefit recognized from a foreign exchange loss to be realized on a distribution from a foreign subsidiary, the release of reserves for uncertain tax positions, and increased excess tax benefits on stock-based compensation. These decreases were partially offset by a lower benefit related to the usage of foreign tax credits in the three months ended September 30, 2017.

Note 12. Commitments and Contingencies

In July 2016, Uniloc USA, Inc. and Uniloc Luxembourg, S.A. (“Uniloc”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Texas (the "Court") alleging that Company products and services infringe four patents.  Uniloc alleged infringement of its patents concerning centralized management of application programs on a network, distribution of application programs to a target station on a network, management of configurable application programs on a network, and license use management on a network.  The complaint sought unspecified monetary damages, costs, and injunctive relief. On September 28, 2017, the Court granted ADP’s motion to dismiss the complaint on the grounds that all asserted claims of the four patents are invalid and dismissed the case with prejudice.

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

Note 13. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities	Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(230.8)	$68.3	$(216.7)		$(379.2)
Other comprehensive income/(loss) before reclassification adjustments	42.5	(12.8)	—		29.7
Tax effect	—	3.5	—		3.5
Reclassification adjustments to net earnings	—	—	2.3	(B)	2.3
Tax effect	—	—	(0.9)		(0.9)
Balance at September 30, 2017	$(188.3)	$59.0	$(215.3)		$(344.6)

	Three Months Ended
	September 30, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive income/(loss) before reclassification adjustments	10.8	(71.4)		—		(60.6)
Tax effect	—	26.2		—		26.2
Reclassification adjustments to net earnings	—	(0.1)	(A)	5.1	(B)	5.0
Tax effect	—	—		(1.9)		(1.9)
Balance at September 30, 2016	$(243.0)	$288.5		$(291.9)		$(246.4)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 10).

Note 14. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employee’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees), and certain charges and expenses that have not been allocated to the reportable segments. Changes to the allocation methodology for certain allocations have been adjusted in both the current period and the prior period in the table below and did not materially affect reportable segment results.

Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility.  There is a reconciling item for the difference between actual interest income earned on invested funds held for clients and interest credited to Employer Services and PEO Services at a standard rate of 4.5%.  This allocation is made for management reasons so that the reportable segments' results are presented on a consistent basis without the impact of fluctuations in interest rates. This reconciling adjustment to the reportable segments' revenues and earnings before income taxes is eliminated in consolidation.

Segment Results:

	Revenues
	Three Months Ended
	September 30,
	2017	2016
Employer Services	$2,316.3	$2,261.2
PEO Services	903.6	794.7
Other	(2.0)	(3.6)
Reconciling item:
Client fund interest	(139.1)	(135.4)
	$3,078.8	$2,916.9

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2017	2016
Employer Services	$646.6	$656.0
PEO Services	116.8	107.1
Other	(76.1)	(99.0)
Reconciling item:
Client fund interest	(139.1)	(135.4)
	$548.2	$528.7

Note 15. Subsequent Events

In October 2017, the Company acquired 100% of the outstanding shares of Global Cash Card, Inc., a leader in digital payments, for approximately $490.0 million in cash, net of cash acquired. The results of Global Cash Card, Inc. will be reported within the Company’s Employer Services segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries ("ADP" or "the Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or privacy breaches, fraudulent acts, system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2017 ("fiscal 2017"), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for fiscal 2017 in the Critical Accounting Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of global cloud-based Human Capital Management ("HCM") solutions - including payroll, talent management, Human Resources and benefits administration, and time and attendance management - to employers around the world. As a leader in this industry, we deliver on our global HCM strategy and make investments in highly strategic areas strengthening our underlying business model and prospects for continued growth.

Highlights from the three months ended September 30, 2017 include:

•	Revenue grew 6% for the three months ended September 30, 2017

•	Diluted earnings per share increased from $0.81 to $0.90; adjusted diluted earnings per share increased from $0.86 to $0.91

•	Continued our shareholder friendly actions by returning over $250 million via share repurchases and approximately $254 million via dividends

•	Subsequent to September 30, 2017 we completed the acquisition of Global Cash Card Inc., a leader in digital payments

During the three months ended September 30, 2017, we continued to migrate clients to our strategic platforms while making investments in R&D to provide best-in-class cloud-based HCM solutions to our clients. Simultaneously, we have continued to streamline our service organization. These actions are improving client satisfaction and retention. We remained focused on delivering results and executing on our strategy to transform our business for continued success within the competitive global HCM environment.

Our new business bookings declined 3% in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. In the first quarter of fiscal 2018, our new business bookings have begun to stabilize compared to the second half of fiscal 2017, as we continue to invest in our sales force and manage through the effects of the regulatory uncertainty we have seen since last year's U.S. elections.

Overall revenue retention improved 160 basis points across our businesses during the three months ended September 30, 2017. This improvement was driven by the upgrades of our clients from legacy platforms to our new cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former Consumer Health Spending Account ("CHSA") business during the three months ended September 30, 2016. This focus is translating well as we are seeing strong retention on our strategic platforms.

Our implementation team's ability to implement our services as well as our sales force's ability to sell to clients and prospects drove revenue growth during the three months ended September 30, 2017. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

In October 2017, we acquired Global Cash Card Inc., a leader in digital payments allowing us to differentiate ADP’s leadership position in employee payments and makes ADP the only human capital management provider with a proprietary digital payments processing platform. The acquisition of this established company helps us innovate around the essential service of delivering pay, enabling us to provide new tools to consumers that help them manage their finances. The results of operations of this business will be included in the Employer Services segment.

We have a strong business model and operate in a large growing market. We continue to maintain a high percentage of recurring revenues, healthy margins, and our ability to generate consistent healthy cash flows. Our financial condition and balance sheet remain solid at September 30, 2017, with cash and cash equivalents and marketable securities of approximately $2.5 billion.

During the quarter, a dissident investor launched a proxy contest seeking seats on our Board and questioning our historical execution against our potential. We continue to believe that our strategy is the right one. We are making meaningful investments in our implementation and operational resources in support of our growing revenues to better service the needs of our clients. We also continue to make investments in product and technology innovation which are transforming our businesses as we look towards the remainder of the fiscal year ending June 30, 2018 ("fiscal 2018") and beyond.

Analysis of Consolidated Operations

	Three Months Ended
	September 30,		% Change
	2017	2016	As Reported	Constant Dollar Basis (Note 1)
Total revenues	$3,078.8	$2,916.9	6%	5%

Costs of revenues:
Operating expenses	1,646.9	1,531.5	8%	7%
Systems development and programming costs	156.9	154.9	1%	—%
Depreciation and amortization	62.6	57.2	9%	9%
Total costs of revenues	1,866.4	1,743.6	7%	7%

Selling, general and administrative costs	662.4	647.7	2%	2%
Interest expense	28.0	19.9	n/m	n/m
Total expenses	2,556.8	2,411.2	6%	6%

Other income, net	(26.2)	(23.0)	n/m	n/m

Earnings before income taxes	$548.2	$528.7	4%	3%
Margin	17.8%	18.1%

Provision for income taxes	$146.7	$160.0	(8)%	(9)%
Effective tax rate	26.8%	30.3%

Net earnings	$401.5	$368.7	9%	8%

Diluted earnings per share	$0.90	$0.81	11%	11%

n/m - not meaningful

Note 1 - Non GAAP Financial Measures

In addition to our U.S. GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measure	U.S. GAAP Measures	Adjustments/Explanation
Adjusted EBIT	Net earnings	- Provision for income taxes - All other interest expense and income - Certain restructuring charges - Non-operational costs related to proxy contest matters See footnotes (a), (b), and (e)
Adjusted provision for income taxes	Provision for income taxes	Tax impacts of: - Certain restructuring charges - Non-operational costs related to proxy contest matters See footnotes (c) and (e)
Adjusted net earnings	Net earnings	Pre-tax and tax impacts of: - Certain restructuring charges - Non-operational costs related to proxy contest matters See footnotes (b), (c), and (e)
Adjusted diluted earnings per share	Diluted earnings per share	EPS impacts of: - Certain restructuring charges - Non-operational costs related to proxy contest matters See footnotes (b) and (e)
Adjusted effective tax rate	Effective tax rate	See footnote (d)
Constant Dollar Basis	U.S. GAAP P&L line items	See footnote (f)

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

	Three Months Ended
	September 30,		% Change
	2017	2016	As Reported	Constant Dollar Basis (f)
Net earnings	$401.5	$368.7	9%	8%
Adjustments:
Provision for income taxes	146.7	160.0
All other interest expense (a)	15.0	15.0
All other interest income (a)	(6.3)	(4.8)
Service Alignment Initiative (b)	(3.3)	39.9
Proxy contest matters (e)	10.5	—
Adjusted EBIT	$564.1	$578.8	(3)%	(3)%
Adjusted EBIT Margin	18.3%	19.8%

Provision for income taxes	$146.7	$160.0	(8)%	(9)%
Adjustments:
Service Alignment Initiative (c)	(1.3)	15.1
Proxy contest matters (e)	4.1	—
Adjusted provision for income taxes	$149.5	$175.1	(15)%	(15)%
Adjusted effective tax rate (d)	26.9%	30.8%

Net earnings	$401.5	$368.7	9%	8%
Adjustments:
Service Alignment Initiative (b)	(3.3)	39.9
Income tax provision/(benefit) for Service Alignment Initiative (c)	1.3	(15.1)
Proxy contest matters (e)	10.5	—
Income tax benefit for proxy contest matters (e)	(4.1)	—
Adjusted net earnings	$405.9	$393.5	3%	3%

Diluted EPS	$0.90	$0.81	11%	11%
Adjustments:
Service Alignment Initiative (b)	—	0.05
Proxy contest matters (e)	0.01	—
Adjusted diluted EPS	$0.91	$0.86	6%	6%

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

(b) The majority of charges relating to our Service Alignment Initiative represent severance charges. Severance charges/(reversals) have been taken in the past and not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to our broad-based, company-wide Service Alignment Initiative.

(c) The tax (benefit)/provision on the Service Alignment Initiative was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(d) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings plus our Adjusted provision for income taxes.

(e) Represents non-operational costs relating to proxy contest matters. The tax benefit on the non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(f) “Constant dollar basis” provides information that isolates the actual growth of our operations. “Constant dollar basis” is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

Total Revenues

Our revenues, as reported, increased 6% for the three months ended September 30, 2017. Our revenue growth includes one percentage point of pressure from the disposition of our CHSA and Consolidated Omnibus Reconciliation Act ("COBRA") businesses substantially offset by the benefit from foreign currency. Revenues increased primarily due to new business started from new business bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

Total revenues for the three months ended September 30, 2017 include interest on funds held for clients of $99.4 million, as compared to $89.2 million for the three months ended September 30, 2016. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 1.9% during the three months ended September 30, 2017 as compared to 1.8% during the three months ended September 30, 2016 coupled with an increase in our average client funds balance of 5.8% to $21,213.0 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Total Expenses

Our total expenses, as reported, increased 6% for the three months ended September 30, 2017, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO services pass-through costs, increased costs to service our client base in support of our growing revenue, and investments in our sales force.

Operating expenses, as reported, increased 8% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $686.5 million for the three months ended September 30, 2017, which included costs for benefits coverage of $595.3 million and costs for workers' compensation and payment of state unemployment taxes of $91.2 million. These pass-through costs were $597.9 million for the three months ended September 30, 2016, which included costs for benefits coverage of $516.1 million and costs for workers' compensation and payment of state unemployment taxes of $81.8 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue.

Systems development and programming costs, as reported, increased 1% for the three months ended September 30, 2017, when compared to the same period in the prior year, due to increased investments in product innovation and costs to support and maintain our products.

Selling, general and administrative expenses, as reported, increased 2% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase was primarily due to investments in our sales force and costs related to proxy contest matters in the three months ended September 30, 2017 offset by the charges related to our Service Alignment Initiative in three months ended September 30, 2016.

Other Income, net

	Three Months Ended
	September 30,
	2017	2016	$ Change
Interest income on corporate funds	$(25.8)	$(22.9)	$2.9
Realized gains on available-for-sale securities	(0.3)	(0.4)	(0.1)
Realized losses on available-for-sale securities	0.3	0.3	—
Gain on sale of assets	(0.4)	—	0.4
Other income, net	$(26.2)	$(23.0)	$3.2

Other income, net, increased $3.2 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 due to interest income earned on corporate funds.

Earnings before Income Taxes

Earnings before income taxes, as reported, increased 4% for the three months ended September 30, 2017 due to the increases in revenues and expenses discussed above. Overall margin decreased from 18.1% in the three months ended September 30, 2016 to 17.8% in the three months ended September 30, 2017, as we have maintained our planned investments in our products, service, and distribution despite pressure from lower revenue growth and incremental pressure from growth in our pass-through revenues, offset by the impact of the charges related to the Service Alignment Initiative in the three months ended September 30, 2016.

Adjusted EBIT

Adjusted EBIT, which excludes the impact of the charges related to the Service Alignment Initiative and non-operational costs related to proxy contest matters, decreased 3% for the three months ended September 30, 2017 due to the increases in expenses discussed above. Overall adjusted EBIT margin decreased from 19.8% in the three months ended September 30, 2016 to 18.3% in the three months ended September 30, 2017, as we have maintained our planned investments in our products, service, and distribution despite pressure from lower revenue growth and incremental pressure from growth in our pass-through revenues.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2017 and 2016 was 26.8% and 30.3%, respectively. The decrease in the effective tax rate is due to a tax benefit recognized from a foreign exchange loss to be realized on a distribution from a foreign subsidiary, the release of reserves for uncertain tax positions, and increased excess tax benefits on stock-based compensation. These decreases were partially offset by a lower benefit related to the usage of foreign tax credits in the three months ended September 30, 2017.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the charges related to the Service Alignment Initiative and non-operational costs related to proxy contest matters, for the three months ended September 30, 2017 and 2016 was 26.9% and 30.8%, respectively. The decrease in the adjusted effective tax rate is due to a tax benefit recognized from a foreign exchange loss to be realized on a distribution from a foreign subsidiary, the release of reserves for uncertain tax positions, and increased excess tax benefits on stock-based compensation. These decreases were partially offset by a lower benefit related to the usage of foreign tax credits in the three months ended September 30, 2017.

Net Earnings and Diluted Earnings per Share

Net earnings, as reported, increased 9% for the three months ended September 30, 2017 due to the increase in earnings before income taxes and the reduction in our effective tax rate described above, when compared to the three months ended September 30, 2016.

For the three months ended September 30, 2017, diluted earnings per share reflects the increase in net earnings and the impact of fewer shares outstanding as a result of the repurchase of 2.2 million shares during the three months ended September 30, 2017 and the repurchase of 13.5 million shares in fiscal 2017, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 3% for the three months ended September 30, 2017 due to the decrease in adjusted EBIT and reduction in our adjusted effective tax rate described above when compared to the three months ended September 30, 2016.

For the three months ended September 30, 2017, adjusted diluted earnings per share reflects the increase in adjusted net earnings and the impact of fewer shares outstanding as a result of the repurchase of 2.2 million shares during the three months ended September 30, 2017 and the repurchase of 13.5 million shares in fiscal 2017, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues
	Three Months Ended
	September 30,		% Change
	2017	2016	As Reported	Constant Dollar Basis
Employer Services	$2,316.3	$2,261.2	2%	2%
PEO Services	903.6	794.7	14%	14%
Other	(2.0)	(3.6)	n/m	n/m
Reconciling item:
Client fund interest	(139.1)	(135.4)	n/m	n/m
	$3,078.8	$2,916.9	6%	5%

	Earnings before Income Taxes
	Three Months Ended
	September 30,		% Change
	2017	2016	As Reported	Constant Dollar Basis
Employer Services	$646.6	$656.0	(1)%	(2)%
PEO Services	116.8	107.1	9%	9%
Other	(76.1)	(99.0)	n/m	n/m
Reconciling item:
Client fund interest	(139.1)	(135.4)	n/m	n/m
	$548.2	$528.7	4%	3%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 2% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Revenues increased primarily due to new business started from new business bookings. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.4% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Our worldwide client revenue retention rate for the three months ended September 30, 2017 increased 160 basis points during the three months ended September 30, 2017. This improvement was driven by the upgrades of our clients from legacy platforms to our new cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former Consumer Health Spending Account ("CHSA") business during the three months ended September 30, 2016.

Earnings before Income Taxes

Employer Services’ earnings before income taxes, as reported, decreased 1% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was due to an increase in expenses of $64.5 million, primarily due to investments in implementation and operational resources to support our revenue growth coupled with investments in our sales force in the three months ended September 30, 2017.

Employer Services' overall margin decreased from 29.0% to 27.9% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This 110 basis point decrease is due to investments in our products, service, and distribution in the three months ended September 30, 2017.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 14% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Such revenues include pass-through costs of $686.5 million for the three months ended September 30, 2017 and $597.9 million for the three months ended September 30, 2016 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 10% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients as well as higher benefit pass-through revenues in our PEO benefit offerings.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 9% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $99.2 million. The increase in expenses is primarily related to an increase in pass-through costs of $88.6 million described above. Overall margin decreased from 13.5% to 12.9% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to pressure from growth in our pass-through revenues.

Other

The primary components of the “Other” segment are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity, certain charges and expenses that have not been allocated to the reportable segments. Changes to the allocation methodology for certain corporate level allocations has been adjusted in both the current period and the prior period in the table above and did not materially affect reportable segment results.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. The premiums charged from ADP Indemnity to PEO Services are eliminated in the Other segment. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity and included in the Other segment.  For the fiscal years 2013 to 2018, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During the three months ended September 30, 2017, ADP Indemnity paid a premium of $235.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2018 policy year on terms substantially similar to the fiscal 2017 reinsurance policy.

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

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements together with our $9.5 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see "Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of the risks of our client funds investment strategy. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

As of September 30, 2017, cash and cash equivalents and short-term marketable securities were $2.5 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2017 and 2016, are summarized as follows:

	Three Months Ended
	September 30,
	2017	2016 *As Adjusted	$ Change
Cash provided by (used in):
Operating activities	$244.7	$329.8	$(85.1)
Investing activities	(292.6)	(396.9)	104.3
Financing activities	(2,064.7)	(9,513.6)	7,448.9
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	14.2	(16.3)	30.5
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(2,098.4)	$(9,597.0)	$7,498.6

*See Note 2 of our Consolidated Financial Statements for a summary of adjustments.

Net cash flows provided by operating activities for the three months ended September 30, 2017 and September 30, 2016 include cash payments for reinsurance agreements of $235.0 million and $221.0 million, respectively, which represent the policy premium for the entire fiscal year. The decrease in operating cash provided is primarily due to a unfavorable change in the components of working capital as compared to the three months ended September 30, 2016. These unfavorable changes were due to the timing of payments from our clients and to our vendors and associates in the ordinary course of business.

Net cash flows from investing activities changed due to the timing of proceeds from corporate and client funds marketable securities of $121.4 million and payments made related to acquisitions, purchases of intangibles and capital expenditures.

Net cash flows from financing activities changed due to a net decrease in client fund obligations of $7,254.0 million, which is due to the timing of impounds from our clients and payments to our clients' employees.

We purchased 2.2 million shares of our common stock at an average price per share of $105.80 during the three months ended September 30, 2017 as compared to purchases of 4.0 million shares at an average price per share of $88.97 during the three months ended September 30, 2016.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Capital Resources and Client Funds Obligations

In September 2015, we issued $2.0 billion of senior unsecured notes with maturity dates in 2020 and 2025. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 9 of our Consolidated Financial Statements for a description of our long-term financing including this debt issuance.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.5 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 ("P-1") by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended September 30, 2017 and 2016, our average daily borrowings were $3.8 billion and $4.1 billion, respectively, at weighted average interest rates of 1.2% and 0.4%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2017 was approximately two days. At September 30, 2017 and June 30, 2017, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2017, we had $129.4 million of outstanding obligations related to the reverse repurchase agreements. All outstanding reverse repurchase obligations matured and were fully paid as of October 3, 2017. At June 30, 2017, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2017 and 2016, we had average outstanding balances under reverse repurchase agreements of $526.2 million and $359.3 million, respectively, at weighted average interest rates of 1.1% and 0.6%, respectively. See Note 6 of our Consolidated Financial Statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.5 billion, 364-day credit agreement that matures in June 2018 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2022 and June 2021, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through September 30, 2017 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.5 billion available to us under the revolving credit agreements. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

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

Capital expenditures for the three months ended September 30, 2017 were $61.4 million, as compared to $52.0 million for the three months ended September 30, 2016.  Capital expenditures for fiscal 2018 are expected to be about $200 million, as compared to $249.1 million in fiscal 2017.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.5 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible credit ratings), ability to engage in reverse repurchase transactions and available borrowings under our $9.5 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2017	2016
Average investment balances at cost:
Corporate investments	$6,605.1	$7,334.5
Funds held for clients	21,213.0	20,046.1
Total	$27,818.1	$27,380.6

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.6%	1.3%
Funds held for clients	1.9%	1.8%
Total	1.8%	1.6%

Realized gains on available-for-sale securities	$(0.3)	$(0.4)
Realized losses on available-for-sale securities	0.3	0.3
Net realized losses/(gains) on available-for-sale securities	$—	$(0.1)

	September 30, 2017	June 30, 2017
Net unrealized pre-tax gains on available-for-sale securities	$89.6	$102.5

Total available-for-sale securities at fair value	$22,106.6	$21,901.1

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio increased from 1.6% for the three months ended September 30, 2016 to 1.8% for the three months ended September 30, 2017.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2018.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2018.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s and, for Canadian securities, DBRS. Approximately 79% of our available-for-sale securities held a AAA or AA rating at September 30, 2017.  In addition, we limit amounts that can be invested in any security other than U.S. and Canadian government or government agency securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at September 30, 2017 or June 30, 2017.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1 to 31, 2017	1,052,619	$103.25	1,052,619	23,897,429

August 1 to 31, 2017	637,581	$108.23	637,581	23,259,848

September 1 to 30, 2017	1,063,923	$107.60	556,575	22,703,273
Total	2,754,123		2,246,775

(1)  During the three months ended September 30, 2017, pursuant to the terms of the Company's restricted stock program, the Company purchased 507,348 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 2, 2017	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)