Form 10-Q
period 2017-12-31
AUTOMATIC DATA PROCESSING INC
filed 2018-02-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of January 26, 2018 was 443,269,657.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,188.8	$2,077.4	$4,269.8	$4,114.8
Interest on funds held for clients	106.7	91.8	206.1	181.0
PEO revenues (A)	939.9	818.1	1,838.3	1,608.4
TOTAL REVENUES	3,235.4	2,987.3	6,314.2	5,904.2

EXPENSES:
Costs of revenues:
Operating expenses	1,719.3	1,560.4	3,366.0	3,091.9
Systems development and programming costs	158.1	152.5	315.1	307.4
Depreciation and amortization	69.3	54.9	131.9	112.2
TOTAL COSTS OF REVENUES	1,946.7	1,767.8	3,813.0	3,511.5

Selling, general, and administrative expenses	717.2	640.8	1,379.6	1,288.6
Interest expense	27.5	20.5	55.5	40.4
TOTAL EXPENSES	2,691.4	2,429.1	5,248.1	4,840.5

Other income, net	(21.7)	(228.0)	(47.8)	(251.1)

EARNINGS BEFORE INCOME TAXES	565.7	786.2	1,113.9	1,314.8

Provision for income taxes	98.2	275.3	244.9	435.2

NET EARNINGS	$467.5	$510.9	$869.0	$879.6

BASIC EARNINGS PER SHARE	$1.06	$1.14	$1.97	$1.95

DILUTED EARNINGS PER SHARE	$1.05	$1.13	$1.96	$1.94

Basic weighted average shares outstanding	441.3	447.9	441.8	450.1
Diluted weighted average shares outstanding	443.7	450.3	444.4	452.7

Dividends declared per common share	$0.630	$0.570	$1.200	$1.100

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $10,632.3 million and $9,145.5 million for the three months ended December 31, 2017 and 2016, respectively, and $19,370.8 million and $16,833.1 million for the six months ended December 31, 2017 and 2016, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net earnings	$467.5	$510.9	$869.0	$879.6

Other comprehensive income/loss:
Currency translation adjustments	4.1	(55.0)	46.6	(44.2)

Unrealized net losses on available-for-sale securities	(147.3)	(413.3)	(160.2)	(484.7)
Tax effect	53.1	145.4	56.6	171.6
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	1.0	(1.3)	1.1	(1.4)
Tax effect	(0.4)	0.6	(0.4)	0.6

Reclassification of pension liability adjustment to net earnings	2.3	5.1	4.6	10.2
Tax effect	(0.8)	(1.8)	(1.7)	(3.7)

Other comprehensive loss, net of tax	(88.0)	(320.3)	(53.4)	(351.6)
Comprehensive income	$379.5	$190.6	$815.6	$528.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$1,773.4	$2,780.4
Accounts receivable, net of allowance for doubtful accounts of $52.8 and $49.6, respectively	2,045.5	1,703.6
Other current assets	1,079.8	883.2
Total current assets before funds held for clients	4,898.7	5,367.2
Funds held for clients	34,451.3	27,291.5
Total current assets	39,350.0	32,658.7
Long-term receivables, net of allowance for doubtful accounts of $0.7 and $0.8, respectively	27.4	28.0
Property, plant and equipment, net	799.9	779.9
Other assets	1,371.2	1,352.2
Goodwill	2,164.3	1,741.0
Intangible assets, net	832.7	620.2
Total assets	$44,545.5	$37,180.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$136.8	$149.7
Accrued expenses and other current liabilities	1,583.9	1,381.9
Accrued payroll and payroll-related expenses	496.6	562.5
Dividends payable	275.2	250.5
Short-term deferred revenues	227.5	232.9
Income taxes payable	22.8	49.0
Total current liabilities before client funds obligations	2,742.8	2,626.5
Client funds obligations	34,508.1	27,189.4
Total current liabilities	37,250.9	29,815.9
Long-term debt	2,002.4	2,002.4
Other liabilities	824.8	830.2
Deferred income taxes	148.6	163.1
Long-term deferred revenues	387.6	391.4
Total liabilities	40,614.3	33,203.0

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2017 and June 30, 2017; outstanding, 442.7 and 445.0 shares at December 31, 2017 and June 30, 2017, respectively	63.9	63.9
Capital in excess of par value	903.5	867.8
Retained earnings	15,060.1	14,728.2
Treasury stock - at cost: 196.0 and 193.7 shares at December 31, 2017 and June 30, 2017, respectively	(11,663.7)	(11,303.7)
Accumulated other comprehensive loss	(432.6)	(379.2)
Total stockholders’ equity	3,931.2	3,977.0
Total liabilities and stockholders’ equity	$44,545.5	$37,180.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2017	2016 *As Adjusted
Cash Flows from Operating Activities:
Net earnings	$869.0	$879.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	182.0	156.0
Deferred income taxes	7.3	27.7
Stock-based compensation expense	77.7	66.9
Net pension expense	5.5	12.1
Net amortization of premiums and accretion of discounts on available-for-sale securities	37.9	45.5
Gain on sale of divested businesses, net of tax	—	(121.4)
Other	14.8	13.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(337.1)	(119.7)
Increase in other assets	(244.7)	(144.1)
Decrease in accounts payable	(2.7)	(16.1)
Increase in accrued expenses and other liabilities	65.4	41.0
Net cash flows provided by operating activities	675.1	841.1

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,454.2)	(2,359.5)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,866.0	1,878.0
Capital expenditures	(118.3)	(119.7)
Additions to intangibles	(132.4)	(106.6)
Acquisitions of businesses, net of cash acquired	(487.4)	(20.0)
Proceeds from the sale of divested businesses	—	234.0
Net cash flows used in investing activities	(1,326.3)	(493.8)

Cash Flows from Financing Activities:
Net increase / (decrease) in client funds obligations	7,207.1	(2,799.9)
Payments of debt	(6.3)	(1.0)
Repurchases of common stock	(408.3)	(765.3)
Net proceeds from stock purchase plan and stock-based compensation plans	(5.5)	19.2
Dividends paid	(506.7)	(482.3)
Net cash flows provided by / (used in) financing activities	6,280.3	(4,029.3)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	49.1	(55.1)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	5,678.2	(3,737.1)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	8,181.6	15,458.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$13,859.8	$11,721.5

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,773.4	$2,705.2
Restricted cash and restricted cash equivalents included in funds held for clients (A)	12,086.4	9,016.3
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$13,859.8	$11,721.5

Supplemental disclosures of cash flow information:
Cash paid for interest	$54.3	$39.2
Cash paid for income taxes, net of income tax refunds	$389.2	$332.6

*See Note 2 for a summary of adjustments.

(A) See Note 8 for a reconciliation of restricted cash and restricted cash equivalents in funds held for clients on the Consolidated Balance Sheets.

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

As a result of this adoption, the Company adjusted the Statements of Consolidated Cash Flows from previously reported amounts as follows:

	Six Months Ended
	December 31, 2016 (unaudited)
	As previously reported	Adjustments	As adjusted
Cash Flows from Investing Activities:
Net decrease / (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	$3,213.0	$(3,213.0)	$—
Net cash flows provided by / (used in) investing activities	2,719.2	(3,213.0)	(493.8)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(16.9)	(38.2)	(55.1)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(485.9)	(3,251.2)	(3,737.1)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$2,705.2	$9,016.3	$11,721.5

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

In July 2017, the Company adopted ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." ASU 2017-01 clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of ASU 2017-01 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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
The Company will adopt ASU 2017-07 beginning on July 1, 2018. This ASU will be applied retrospectively and will require the reclassification of the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other income, net. Also, the requirement set forth under this ASU only allows the service cost component of net periodic benefit cost to be capitalized. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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
		For fiscal years beginning after December 15, 2018. Early adoption is permitted.	The Company will adopt ASU 2016-02 beginning on July 1, 2019. The Company has not yet determined the impact of this ASU on its consolidated results of operations, financial condition, or cash flows.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
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

Note 3. Acquisitions

In October 2017, the Company acquired 100% of the outstanding shares of Global Cash Card, Inc. ("GCC"), a leader in digital payments, including paycards and other electronic accounts, for approximately $490 million in cash, net of cash acquired. The acquisition of GCC makes ADP the only human capital management provider with a proprietary digital payments processing platform. The results of GCC are reported within the Company’s Employer Services segment. Pro forma information has not been presented because the effect of the acquisition is not material to the Company's consolidated financial results.

The preliminary allocation of the purchase price is based upon estimates and assumptions that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain assets and liabilities, including identifiable intangible assets, and the finalization of net working capital items included in the purchase price allocation. Accordingly, the measurement period for such purchase price allocations will end when the information becomes available but will not exceed twelve months from the date of acquisition.

The preliminary purchase price allocation for GCC is as follows:

Goodwill	$404.3
Identifiable intangible assets	132.2
Other assets	3.2
Total assets acquired	$539.7

Total liabilities acquired	$48.7

The Company determined the purchase price allocations for this acquisition based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed, utilizing recognized valuation techniques, including the income and market approaches. The goodwill recorded as a result of the GCC transaction represents future economic benefits we expect to achieve as a result of the acquisition and expected cost synergies. None of the goodwill resulting from the acquisition is tax deductible.
Intangible assets for GCC, which totaled $132.2 million, included technology and software, and customer contracts and lists which are being amortized over a weighted average life of approximately 8 years.

Note 4. Divestitures

In November 2016, the Company completed the sale of its Consumer Health Spending Account ("CHSA") and Consolidated Omnibus Reconciliation Act ("COBRA") businesses for a pre-tax gain of $205.4 million, and recorded such gain within Other income, net on the Statements of Consolidated Earnings. The historical results of operations of these businesses are included in the Employer Services segment.

The Company determined that the CHSA and COBRA divestitures did not meet the criteria for reporting discontinued operations under ASU 2014-08 as the disposition of these businesses does not represent a strategic shift that has a major effect on the Company's operations or financial results.

Note 5. Service Alignment Initiative

On July 28, 2016, the Company announced a Service Alignment Initiative that is intended to simplify the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In the fiscal year ended June 30, 2016 ("fiscal 2016"), the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in fiscal 2017, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges for this initiative during the first quarter of fiscal 2017 and expects to continue to incur charges throughout the fiscal year ending June 30, 2018 ("fiscal 2018") as the initiative is executed. The charges primarily relate to employee separation benefits recognized under Accounting Standards Codification ("ASC") 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company expects to recognize pre-tax restructuring charges of about $25 million for the remainder of fiscal 2018, consisting primarily of cash expenditures for employee separation benefits.

The table below summarizes the composition of the Company's Service Alignment Initiative charges/(reversals):

	Three Months Ended		Six Months Ended		Cumulative amount from inception through
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017
Employee separation benefits (a)	$2.3	$—	$(2.9)	$37.3	$81.2
Other initiative costs (b)	1.0	1.2	2.9	3.8	8.8
Total (c)	$3.3	$1.2	$—	$41.1	$90.0

Activity for the Service Alignment Initiative liability for the six months ended December 31, 2017 was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	7.9	2.9	10.8
Reversals	(10.8)	—	(10.8)
Cash payments	(18.0)	(2.2)	(20.2)
Non-cash utilization	—	(0.6)	(0.6)
Balance at December 31, 2017	$53.0	$0.6	$53.6

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
(c) - All charges are included within the Other segment.

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2017
Net earnings	$467.5			$467.5
Weighted average shares (in millions)	441.3	1.2	1.2	443.7
EPS	$1.06			$1.05
Three Months Ended December 31, 2016
Net earnings	$510.9			$510.9
Weighted average shares (in millions)	447.9	1.1	1.3	450.3
EPS	$1.14			$1.13

Six Months Ended December 31, 2017
Net earnings	$869.0			$869.0
Weighted average shares (in millions)	441.8	1.1	1.5	444.4
EPS	$1.97			$1.96
Six Months Ended December 31, 2016
Net earnings	$879.6			$879.6
Weighted average shares (in millions)	450.1	1.1	1.5	452.7
EPS	$1.95			$1.94

Options to purchase 1.1 million and 1.2 million shares of common stock for the three months ended December 31, 2017 and 2016, respectively, and 0.8 million shares of common stock for the six months ended December 31, 2017 and 2016, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Interest income on corporate funds	$(22.7)	$(21.3)	$(48.5)	$(44.3)
Realized gains on available-for-sale securities	(0.2)	(2.0)	(0.5)	(2.5)
Realized losses on available-for-sale securities	1.2	0.7	1.6	1.1
Gain on sale of assets	—	—	(0.4)	—
Gain on sale of businesses (see Note 4)	—	(205.4)	—	(205.4)
Other income, net	$(21.7)	$(228.0)	$(47.8)	$(251.1)

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2017 and June 30, 2017 were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$13,859.8	$—	$—	$13,859.8
Available-for-sale securities:
Corporate bonds	9,435.9	57.7	(39.7)	9,453.9
Asset-backed securities	4,445.0	4.7	(22.0)	4,427.7
U.S. government agency securities	2,913.6	10.6	(22.8)	2,901.4
U.S. Treasury securities	2,481.4	1.0	(38.6)	2,443.8
Canadian government obligations and Canadian government agency obligations	1,148.3	0.9	(20.1)	1,129.1
Canadian provincial bonds	760.8	8.3	(3.3)	765.8
Municipal bonds	586.0	6.3	(2.0)	590.3
Other securities	661.2	5.0	(2.7)	663.5

Total available-for-sale securities	22,432.2	94.5	(151.2)	22,375.5

Total corporate investments and funds held for clients	$36,292.0	$94.5	$(151.2)	$36,235.3

(A) Included within available-for-sale securities are corporate investments with fair values of $10.6 million and funds held for clients with fair values of $22,364.9 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2017. The Company did not transfer any assets between Levels during the six months ended December 31, 2017 or fiscal 2017. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 at December 31, 2017.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2017, are as follows:

	December 31, 2017
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(18.3)	$3,437.6	$(21.4)	$1,186.2	$(39.7)	$4,623.8
Asset-backed securities	(10.8)	2,463.5	(11.2)	1,065.1	(22.0)	3,528.6
U.S. government agency securities	(9.6)	1,390.0	(13.2)	656.1	(22.8)	2,046.1
U.S. Treasury securities	(17.1)	1,412.9	(21.5)	982.1	(38.6)	2,395.0
Canadian government obligations and Canadian government agency obligations	(20.1)	895.3	—	—	(20.1)	895.3
Canadian provincial bonds	(2.7)	315.1	(0.6)	55.4	(3.3)	370.5
Municipal bonds	(1.4)	189.2	(0.6)	17.8	(2.0)	207.0
Other securities	(1.9)	269.2	(0.8)	41.6	(2.7)	310.8
	$(81.9)	$10,372.8	$(69.3)	$4,004.3	$(151.2)	$14,377.1

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

At December 31, 2017, corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2018 through March 2026.

At December 31, 2017, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $2,183.6 million, $1,581.6 million, $439.6 million, and $222.9 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2017.

At December 31, 2017, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $2,058.8 million and $603.0 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from June 2018 through November 2025.

At December 31, 2017, other securities and their fair value primarily represent: AAA and AA rated supranational bonds of $154.1 million, U.S. government agency commercial mortgage-backed securities of $147.0 million issued by Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation, Aa2 rated United Kingdom Gilt securities of $137.8 million, AAA and AA rated sovereign bonds of $110.8 million, and AA rated mortgage-backed securities of $87.2 million. The Company's mortgage-backed securities represent an undivided beneficial ownership interest in a group or pool of one or more residential mortgages. These securities are collateralized by the cash flows of 15-year and 30-year residential mortgages and are primarily guaranteed by Fannie Mae as to the timely payment of principal and interest.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2017	2017
Corporate investments:
Cash and cash equivalents	$1,773.4	$2,780.4
Short-term marketable securities (a)	3.2	3.2
Long-term marketable securities (b)	7.4	7.6
Total corporate investments	$1,784.0	$2,791.2

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

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2017	2017
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$12,086.4	$5,401.2
Restricted short-term marketable securities held to satisfy client funds obligations	2,285.3	2,918.5
Restricted long-term marketable securities held to satisfy client funds obligations	20,079.6	18,971.8
Total funds held for clients	$34,451.3	$27,291.5

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll and tax payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $34,508.1 million and $27,189.4 million at December 31, 2017 and June 30, 2017, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  Beginning September 30, 2017, as a result of the adoption of ASU 2016-18 (see Note 2), the Company has reported the cash and cash equivalents related to client funds investments with original maturities of ninety days or less, within the beginning and ending balances of cash, cash equivalents, restricted cash, and restricted cash equivalents. These amounts have been reconciled to the Consolidated Balance Sheets on the Statements of Consolidated Cash Flows. Refer to Note 2 for a summary of the change in presentation as a result of the adoption of ASU 2016-18. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 80% of the available-for-sale securities held a AAA or AA rating at December 31, 2017, as rated by Moody's, Standard & Poor's, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities.  All available-for-sale securities were rated as investment grade at December 31, 2017.

Expected maturities of available-for-sale securities at December 31, 2017 are as follows:

One year or less	$2,288.5
One year to two years	4,112.2
Two years to three years	5,290.8
Three years to four years	4,556.3
After four years	6,127.7
Total available-for-sale securities	$22,375.5

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the six months ended December 31, 2017 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2017	$1,736.2	$4.8	$1,741.0
Additions and other adjustments, net	403.8	—	403.8
Currency translation adjustments	19.5	—	19.5
Balance at December 31, 2017	$2,159.5	$4.8	$2,164.3

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2017	2017
Intangible assets:
Software and software licenses	$2,187.6	$1,975.2
Customer contracts and lists	703.2	614.1
Other intangibles	234.1	228.2
	3,124.9	2,817.5
Less accumulated amortization:
Software and software licenses	(1,559.9)	(1,483.7)
Customer contracts and lists	(522.1)	(506.0)
Other intangibles	(210.2)	(207.6)
	(2,292.2)	(2,197.3)
Intangible assets, net	$832.7	$620.2

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 9 years for customer contracts and lists, and 6 years for other intangibles).  Amortization of intangible assets was $51.8 million and $42.8 million for the three months ended December 31, 2017 and 2016, respectively, and $98.4 million and $85.4 million for the six months ended December 31, 2017 and 2016, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2018	$98.9
Twelve months ending June 30, 2019	$206.9
Twelve months ending June 30, 2020	$178.3
Twelve months ending June 30, 2021	$130.0
Twelve months ending June 30, 2022	$96.9
Twelve months ending June 30, 2023	$58.5

Note 10. Short-term Financing

The Company has a $3.5 billion, 364-day credit agreement that matures in June 2018 with a one year term-out option.  The Company also has a $2.25 billion five-year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2017 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.5 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2017 and June 30, 2017, the Company had no commercial paper outstanding. For the three months ended December 31, 2017 and 2016, the Company had average daily borrowings of $3.5 billion and $4.2 billion, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. For the six months ended December 31, 2017 and 2016, the Company had average daily borrowings of $3.7 billion and $4.2 billion, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2017 was approximately two days.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2017 and June 30, 2017, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended December 31, 2017 and 2016, the Company had average outstanding balances under reverse repurchase agreements of $537.0 million and $267.6 million, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. For the six months ended December 31, 2017 and 2016, the Company had average outstanding balances under reverse repurchase agreements of $531.6 million and $313.4 million, respectively, at weighted average interest rates of 1.1% and 0.5%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2017 and June 30, 2017, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2017	June 30, 2017
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		14.0	20.3
		2,014.0	2,020.3
Less: current portion		(2.5)	(7.8)
Less: unamortized discount and debt issuance costs		(9.1)	(10.1)
Total long-term debt		$2,002.4	$2,002.4
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2017, the fair value of the Notes, based on Level 2 inputs, was $2,034.7 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2017.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 1.4 million and 4.6 million shares in the three months ended December 31, 2017 and 2016, respectively and repurchased 3.6 million and 8.6 million shares in the six months ended December 31, 2017 and 2016, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense for the three and six months ended December 31, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating expenses	$5.4	$6.3	$10.6	$11.8
Selling, general and administrative expenses	27.5	24.3	56.1	45.9
System development and programming costs	5.8	5.2	11.0	9.2
Total stock-based compensation expense	$38.7	$35.8	$77.7	$66.9

The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's fiscal 2017 Form 10-K. See the Company's Annual Report on Form 10-K for fiscal 2017 for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Service cost – benefits earned during the period	$18.6	$20.2	$37.3	$40.4
Interest cost on projected benefits	16.3	14.9	32.6	30.0
Expected return on plan assets	(34.3)	(33.9)	(68.6)	(67.9)
Net amortization and deferral	2.1	4.8	4.2	9.6
Net pension expense	$2.7	$6.0	$5.5	$12.1

Note 13. Income Taxes

The effective tax rate for the three months ended December 31, 2017 and 2016 was 17.4% and 35.0%, respectively, and for the six months ended December 31, 2017 and 2016 was 22.0% and 33.1%, respectively. The decreases in the effective tax rates are primarily due to the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 and the impact of sale of the CHSA and COBRA businesses in the three months ended December 31, 2016.

The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. In accordance with ASC 740 companies are required to re-measure deferred tax balances using the new enacted tax rates. The Act requires companies to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and creates new taxes on the Company's foreign sourced earnings. The rate change is administratively effective at the beginning of the Company's fiscal year resulting in a blended rate for fiscal 2018 of 28.1%.
Income tax expense reported for the three and six months ended December 31, 2017 was adjusted to reflect the effects of the Act and resulted in a decrease in income tax expense of approximately $98.0 million which includes a one-time net benefit of $45.7 million. The $45.7 million is comprised of the application of the newly enacted rates to the Company's U.S. deferred tax balances partially offset by the one-time transition tax and the recording of a valuation allowance against the Company's foreign tax credits which may not be realized. The Act’s foreign tax credit provisions may limit the Company’s ability to utilize existing foreign tax credits in future periods, accordingly we have estimated that approximately $23.1 million will expire unutilized.
The accounting for the effects of the rate change on deferred tax balances is not complete and provisional amounts were recorded for these items. The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The benefit recorded relating to the re-measurement of the Company's deferred tax balances was $84.7 million.  The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the re-measurement of these balances or potentially give rise to new deferred tax amounts.
The one-time transition tax is based on the total post-1986 earnings and profits ("E&P") that was previously deferred from US income taxes. The Company recorded a provisional amount for the one-time transition tax liability of $15.9 million for the Company's foreign subsidiaries. The Company has not yet completed the calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalizes the amounts held in cash or other specified assets.

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

The Company has acquired a license to the four patents and a release for any potential past infringement liability.  Despite the Company being licensed and released, Uniloc appealed the Court's invalidity determination to the U.S. Court of Appeals for the Federal Circuit.  The Company has moved to dismiss Uniloc's appeal on the ground that the license and release have removed any justiciable dispute between the parties concerning the patents; the Company's motion is pending.  Even though the Company's motion is pending, as a result of the license and release the Company does not believe the result of Uniloc’s appeal will have a material adverse impact on the Company.

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

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(188.3)	$59.0		$(215.3)		$(344.6)
Other comprehensive income/(loss) before reclassification adjustments	4.1	(147.3)		—		(143.2)
Tax effect	—	53.1		—		53.1
Reclassification adjustments to net earnings	—	1.0	(A)	2.3	(B)	3.3
Tax effect	—	(0.4)		(0.8)		(1.2)
Balance at December 31, 2017	$(184.2)	$(34.6)		$(213.8)		$(432.6)

	Three Months Ended
	December 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(243.0)	$288.5		$(291.9)		$(246.4)
Other comprehensive loss before reclassification adjustments	(55.0)	(413.3)		—		(468.3)
Tax effect	—	145.4		—		145.4
Reclassification adjustments to net earnings	—	(1.3)	(A)	5.1	(B)	3.8
Tax effect	—	0.6		(1.8)		(1.2)
Balance at December 31, 2016	$(298.0)	$19.9		$(288.6)		$(566.7)

	Six Months Ended
	December 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(230.8)	$68.3		$(216.7)		$(379.2)
Other comprehensive income/(loss) before reclassification adjustments	46.6	(160.2)		—		(113.6)
Tax effect	—	56.6		—		56.6
Reclassification adjustments to net earnings	—	1.1	(A)	4.6	(B)	5.7
Tax effect	—	(0.4)		(1.7)		(2.1)
Balance at December 31, 2017	$(184.2)	$(34.6)		$(213.8)		$(432.6)

	Six Months Ended
	December 31, 2016
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive loss before reclassification adjustments	(44.2)	(484.7)		—		(528.9)
Tax effect	—	171.6		—		171.6
Reclassification adjustments to net earnings	—	(1.4)	(A)	10.2	(B)	8.8
Tax effect	—	0.6		(3.7)		(3.1)
Balance at December 31, 2016	$(298.0)	$19.9		$(288.6)		$(566.7)

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Employer Services	$2,437.6	$2,309.3	$4,754.0	$4,570.6
PEO Services	945.3	822.9	1,848.8	1,617.6
Other	(1.9)	(2.3)	(3.9)	(6.0)
Reconciling item:
Client fund interest	(145.6)	(142.6)	(284.7)	(278.0)
	$3,235.4	$2,987.3	$6,314.2	$5,904.2

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Employer Services	$706.4	$681.1	$1,353.0	$1,337.1
PEO Services	128.2	114.5	245.0	221.6
Other	(123.3)	133.2	(199.4)	34.1
Reconciling item:
Client fund interest	(145.6)	(142.6)	(284.7)	(278.0)
	$565.7	$786.2	$1,113.9	$1,314.8

Note 17. Subsequent Events

In January 2018, the Company acquired 100% of the outstanding shares of Work Market, Inc., a leading provider of cloud-based freelance management solutions, for approximately $125 million in cash. The results of Work Market, Inc. will be reported within the Company’s Employer Services segment. The acquisition will be accounted for using the acquisition method of business combination under ASC 805, Business Combinations.

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

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of global cloud-based Human Capital Management ("HCM") solutions - including payroll, talent management, human resources and benefits administration, and time and attendance management - to employers around the world. As a leader in this industry, we deliver on our global HCM strategy and make investments in highly strategic areas in order to strengthen our underlying business model and prospects for continued growth.

Highlights from the six months ended December 31, 2017 include:

•	Revenue grew 7% for the six months ended December 31, 2017

•	Diluted earnings per share ("EPS") increased from $1.94 to $1.96; adjusted diluted earnings per share increased from $1.73 to $1.90

•	Continued our shareholder friendly actions by returning over $400 million via share repurchases and approximately $500 million via dividends

During the six months ended December 31, 2017, we continued to migrate clients to our strategic platforms while making investments in R&D to provide best-in-class cloud-based HCM solutions to our clients. Simultaneously, we continued to streamline our service organization. These actions are improving client satisfaction and retention. We remain focused on delivering results and executing on our strategy to transform our business for continued success within the competitive global HCM environment.

Our new business bookings increased 2% in the six months ended December 31, 2017, compared to the six months ended December 31, 2016. We see growth in the business as we continue to build momentum going into the second half of fiscal year ending June 30, 2018 ("fiscal 2018") and we are confident that the investments in our sales force and products will drive results in line with our expectations.

Overall revenue retention improved 70 basis points across our businesses during the six months ended December 31, 2017. This improvement was driven by the upgrades of our clients from legacy platforms to our new cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former Consumer Health Spending Account ("CHSA") business during the six months ended December 31, 2016. This focus is translating well as we are seeing strong retention on our strategic platforms.

Our implementation team's ability to implement our services as well as our sales force's ability to sell to clients and prospects drove revenue growth during the six months ended December 31, 2017. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

In October 2017, we acquired Global Cash Card, Inc. ("GCC"), a leader in digital payments, allowing us to differentiate ADP’s leadership position in employee payments and makes ADP the only human capital management provider with a proprietary digital payments processing platform. The acquisition of this established company helps us innovate around the essential service of delivering pay, enabling us to provide new tools to consumers that help them manage their finances.

Also, in January 2018, we acquired Work Market, Inc. ("Work Market"), a leading provider of cloud-based freelance management solutions, for approximately $125 million in cash. As the composition of work is increasingly moving toward the contingent, or "gig" worker, this acquisition will allow us to expand our market opportunities while building on our current portfolio of industry-leading payroll and human capital management solutions.

We have a strong business model and operate in a large, growing market. We continue to maintain a high percentage of recurring revenues, healthy margins, and retain our ability to generate consistent healthy cash flows. Our financial condition and balance sheet remain solid at December 31, 2017, with cash and cash equivalents and marketable securities of approximately $1.8 billion. We will benefit from the Tax Cuts and Jobs Act (the "Act") signed into law in late December 2017 which offers us additional flexibility and greater access to cash world-wide. Our estimated fiscal 2018 adjusted effective tax rate is 26.9% and we anticipate a future adjusted effective tax rate, excluding one time items, of 25% to 26% beyond fiscal 2018. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning cash to shareholders through dividends and sharebacks, among other potential uses.

Analysis of Consolidated Operations

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis (Note 1)	2017	2016	As Reported	Constant Dollar Basis (Note 1)
Total revenues	$3,235.4	$2,987.3	8%	7%	$6,314.2	$5,904.2	7%	6%

Costs of revenues:
Operating expenses	1,719.3	1,560.4	10%	9%	3,366.0	3,091.9	9%	8%
Systems development and programming costs	158.1	152.5	4%	2%	315.1	307.4	3%	1%
Depreciation and amortization	69.3	54.9	26%	25%	131.9	112.2	18%	17%
Total costs of revenues	1,946.7	1,767.8	10%	9%	3,813.0	3,511.5	9%	8%

Selling, general and administrative costs	717.2	640.8	12%	11%	1,379.6	1,288.6	7%	7%
Interest expense	27.5	20.5	n/m	n/m	55.5	40.4	n/m	n/m
Total expenses	2,691.4	2,429.1	11%	10%	5,248.1	4,840.5	8%	8%

Other income, net	(21.7)	(228.0)	n/m	n/m	(47.8)	(251.1)	n/m	n/m

Earnings before income taxes	$565.7	$786.2	(28)%	(29)%	$1,113.9	$1,314.8	(15)%	(16)%
Margin	17.5%	26.3%			17.6%	22.3%

Provision for income taxes	$98.2	$275.3	(64)%	(65)%	$244.9	$435.2	(44)%	(44)%
Effective tax rate	17.4%	35.0%			22.0%	33.1%

Net earnings	$467.5	$510.9	(8)%	(9)%	$869.0	$879.6	(1)%	(2)%

Diluted earnings per share	$1.05	$1.13	(7)%	(7)%	$1.96	$1.94	1%	—%

n/m - not meaningful

Note 1 - Non GAAP Financial Measures

In addition to our U.S. GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measure	U.S. GAAP Measures	Adjustments/Explanation - as applicable in the periods
Adjusted EBIT	Net earnings
- Provision for income taxes
- All other interest expense and income
- Certain restructuring charges
- Gains/losses on sales of businesses and assets
- Non-operational costs related to proxy contest matters

See footnotes (a), (b), and (f)

Adjusted provision for income taxes	Provision for income taxes
Tax impacts of:

- Gains/losses on sales of businesses and assets
- Certain restructuring charges
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (c), (d), (f), and (g)

Adjusted net earnings	Net earnings
Pre-tax and tax impacts of:

- Certain restructuring charges
- Gains/losses on sales of businesses and assets
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), (d), (f), and (g)

Adjusted diluted earnings per share	Diluted earnings per share
EPS impacts of:

- Gains/losses on sales of businesses and assets
- Certain restructuring charges
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), (f), and (g)

Adjusted effective tax rate	Effective tax rate	See footnote (e)
Constant Dollar Basis	U.S. GAAP P&L line items	See footnote (h)

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

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis (h)	2017	2016	As Reported	Constant Dollar Basis (h)
Net earnings	$467.5	$510.9	(8)%	(9)%	$869.0	$879.6	(1)%	(2)%
Adjustments:
Provision for income taxes	98.2	275.3			244.9	435.2
All other interest expense (a)	15.0	14.9			30.0	29.9
All other interest income (a)	(4.4)	(4.4)			(10.7)	(9.2)
Gain on sale of business	—	(205.4)			—	(205.4)
Service Alignment Initiative (b)	3.3	1.2			—	41.1
Proxy contest matters (f)	22.9	—			33.3	—
Adjusted EBIT	$602.5	$592.5	2%	1%	$1,166.5	$1,171.2	—%	(1)%
Adjusted EBIT Margin	18.6%	19.8%			18.5%	19.8%

Provision for income taxes	$98.2	$275.3	(64)%	(65)%	$244.9	$435.2	(44)%	(44)%
Adjustments:
Gain on sale of business (c)	—	(84.0)			—	(84.0)
Service Alignment Initiative (d)	1.3	0.4			—	15.5
Proxy contest matters (f)	6.3	—			10.3	—
Tax Cuts and Jobs Act (g)	45.7	—			45.7	—
Adjusted provision for income taxes	$151.5	$191.7	(21)%	(22)%	$300.9	$366.7	(18)%	(19)%
Adjusted effective tax rate (e)	25.6%	32.9%			26.2%	31.9%

Net earnings	$467.5	$510.9	(8)%	(9)%	$869.0	$879.6	(1)%	(2)%
Adjustments:
Gain on sale of business	—	(205.4)			—	(205.4)
Provision for income taxes on gain on sale of business (c)	—	84.0			—	84.0
Service Alignment Initiative (b)	3.3	1.2			—	41.1
Income tax benefit for Service Alignment Initiative (d)	(1.3)	(0.4)			—	(15.5)
Proxy contest matters (f)	22.9	—			33.3	—
Income tax benefit for proxy contest matters (f)	(6.3)	—			(10.3)	—
Income tax benefit from Tax Cuts and Jobs Act (g)	(45.7)	—			(45.7)	—
Adjusted net earnings	$440.4	$390.3	13%	12%	$846.3	$783.8	8%	7%

Diluted EPS	$1.05	$1.13	(7)%	(7)%	$1.96	$1.94	1%	—%
Adjustments:
Gain on sale of business (c)	—	(0.27)			—	(0.27)
Service Alignment Initiative (b)	—	—			—	0.06
Proxy contest matters (f)	0.04	—			0.05	—
Tax Cuts and Jobs Act (g)	(0.10)	—			(0.10)	—
Adjusted diluted EPS	$0.99	$0.87	14%	13%	$1.90	$1.73	10%	9%

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

(c) The taxes on the gain on sale of the business were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the period ended December 31, 2016 due to the derecognition of goodwill upon the sale of the business.

(d) The tax benefit on the Service Alignment Initiative was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(e) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings plus our Adjusted provision for income taxes.

(f) Represents non-operational costs relating to proxy contest matters. The tax benefit on the non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(g) The one-time net benefit from the enactment of the Act is comprised of the application of the newly enacted U.S. corporate tax rates to our U.S. deferred tax balances partially offset by the one-time transition tax on the earnings and profits of our foreign subsidiaries and the recording of a valuation allowance against our foreign tax credits which may not be realized.

(h) “Constant dollar basis” provides information that isolates the actual growth of our operations. “Constant dollar basis” is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

Total Revenues

Our revenues, as reported, increased 8% and 7% for the three and six months ended December 31, 2017. Our revenue growth includes one percentage point of benefit from foreign currency and the net impact of the acquisition of GCC offset by the disposition of our CHSA and Consolidated Omnibus Reconciliation Act ("COBRA") businesses. Revenues increased primarily due to new business started from new business bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization ("PEO").

Total revenues for the three months ended December 31, 2017 include interest on funds held for clients of $106.7 million, as compared to $91.8 million for the three months ended December 31, 2016. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 1.9% during the three months ended December 31, 2017, as compared to 1.8% during the three months ended December 31, 2016, coupled with an increase in our average client funds balance of 7.4% to $22.5 billion for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016.

Total revenues for the six months ended December 31, 2017 include interest on funds held for clients of $206.1 million, as compared to $181.0 million for the six months ended December 31, 2016. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 1.9% during the six months ended December 31, 2017, as compared to 1.8% during the six months ended December 31, 2016, coupled with an increase in our average client funds balance of 6.6% to $21.8 billion for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016.

Total Expenses

Our total expenses, as reported, increased 11% for the three months ended December 31, 2017, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO services pass-through costs, increased costs to service our client base in support of our growing revenue, and investments in our sales force. Total expenses also increased due to the impact of foreign currency and costs related to proxy contest matters in the three months ended December 31, 2017.

Our total expenses, as reported, increased 8% for the six months ended December 31, 2017, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO services pass-through costs, increased costs to service our client base in support of our growing revenue, and investments in our sales force. Total expenses also increased due to the impact of foreign currency and costs related to proxy contest matters in the six months ended December 31, 2017 offset by a decrease in costs related to our Service Alignment Initiative as compared to the six months ended December 31, 2016.

Operating expenses, as reported, increased 10% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $705.2 million for the three months ended December 31, 2017, which included costs for benefits coverage of $607.1 million and costs for workers' compensation and payment of state unemployment taxes of $98.1 million. These pass-through costs were $610.0 million for the three months ended December 31, 2016, which included costs for benefits coverage of $527.5 million and costs for workers' compensation and payment of state unemployment taxes of $82.5 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue as well as the impact of foreign currency.

Operating expenses, as reported, increased 9% for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016. PEO Services pass-through costs were $1,391.7 million for the six months ended December 31, 2017, which included costs for benefits coverage of $1,202.3 million and costs for workers' compensation and payment of state unemployment taxes of $189.4 million. These pass-through costs were $1,207.8 million for the six months ended December 31, 2016, which included costs for benefits coverage of $1,043.5 million and costs for workers' compensation and payment of state unemployment taxes of $164.3 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue as well as the impact of foreign currency.

Systems development and programming costs, as reported, increased 4% and 3%, respectively, for the three and six months ended December 31, 2017, when compared to the same period in the prior year, due to increased investments in product innovation and costs to support and maintain our products.

Selling, general and administrative expenses, as reported, increased 12% and 7% for the three and six months ended December 31, 2017, as compared to the three and six months ended December 31, 2016. The increase was primarily due to investments in our sales force and costs related to proxy contest matters in the three and six months ended December 31, 2017 offset by the charges related to our Service Alignment Initiative in the six months ended December 31, 2016.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2017	2016	$ Change	2017	2016	$ Change
Interest income on corporate funds	$(22.7)	$(21.3)	$1.4	$(48.5)	$(44.3)	$4.2
Realized gains on available-for-sale securities	(0.2)	(2.0)	(1.8)	(0.5)	(2.5)	(2.0)
Realized losses on available-for-sale securities	1.2	0.7	(0.5)	1.6	1.1	(0.5)
Gain on sale of assets	—	—	—	(0.4)	—	0.4
Gain on sale of business (see Note 4 of the Consolidated Financial Statements)	—	(205.4)	(205.4)	—	(205.4)	(205.4)
Other income, net	$(21.7)	$(228.0)	$(206.3)	$(47.8)	$(251.1)	$(203.3)

Other income, net, decreased $206.3 million and $203.3 million for the three and six months ended December 31, 2017, as compared to the three and six months ended months ended December 31, 2016 due to the gain on the sale of the CHSA and COBRA businesses in the three and six months ended December 31, 2016.

Earnings before Income Taxes

Earnings before income taxes, as reported, decreased 28% for the three months ended December 31, 2017 primarily due to the gain on the sale of the CHSA and COBRA businesses in the three months ended December 31, 2016 offset by the increases in revenues and increases in expenses discussed above. Overall margin decreased from 26.3% in the three months ended December 31, 2016 to 17.5% in the three months ended December 31, 2017 primarily due to the gain on the sale of the CHSA and COBRA businesses in the three months ended December 31, 2016, the impact of our acquisitions and incremental pressure from growth in our pass-through revenues in the three months ended December 31, 2017.

Earnings before income taxes, as reported, decreased 15% for the six months ended December 31, 2017 primarily due to the gain on the sale of the CHSA and COBRA businesses in the six months ended December 31, 2016 offset by the increases in revenues and increases in expenses discussed above. Overall margin decreased from 22.3% in the six months ended December 31, 2016 to 17.6% in the six months ended December 31, 2017 primarily due to the gain on the sale of the CHSA and COBRA businesses partially offset by the impact of the charges related to the Service Alignment Initiative in the six months ended December 31, 2016 combined with the impact of our acquisitions and incremental pressure from growth in our pass-through revenues in the six months ended December 31, 2017.

Adjusted EBIT

Adjusted EBIT excludes the impact of the charges related to the Service Alignment Initiative and non-operational costs related to proxy contest matters during the three and six months ended December 31, 2017, and charges related to the Service Alignment Initiative and the gain on the sale of the CHSA and COBRA businesses in the three and six months ended December 31, 2016.

For the three months ended December 31, 2017, adjusted EBIT increased 2% due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin decreased from 19.8% in the three months ended December 31, 2016 to 18.6% in the three months ended December 31, 2017 due to the impact of our acquisitions and incremental pressure from growth in our pass-through revenues.

For the six months ended December 31, 2017, adjusted EBIT remained flat due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin decreased from 19.8% in the six months ended December 31, 2016 to 18.5% in the six months ended December 31, 2017 due to the impact of our acquisitions and incremental pressure from growth in our pass-through revenues.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2017 and 2016 was 17.4% and 35.0%, respectively and for the six months ended December 31, 2017 and 2016 was 22.0% and 33.1%, respectively. The decreases in the effective tax rates are primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 and impact of the sale of the CHSA and COBRA businesses in the three months ended December 31, 2016. Refer to Note 13, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

Adjusted provision for income taxes excludes the impact of the one-time net benefit as a result of the Act, the tax effects of the charges related to the Service Alignment Initiative and non-operational costs related to proxy contest matters during the three and six months ended December 31, 2017, and the tax effects of the charges related to the Service Alignment Initiative and the gain on the sale of the CHSA and COBRA businesses in the three and six months ended December 31, 2016.

The adjusted effective tax rate for the three months ended December 31, 2017 and 2016 was 25.6% and 32.9%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the blended federal corporate statutory tax rate to 28.1% from 35% as a result of the Act in the three months ended December 31, 2017, partially offset by a decrease in excess tax benefits on stock-based compensation and a lower benefit related to the usage of foreign tax credits in the three months ended December 31, 2017.

The adjusted effective tax rate for the six months ended December 31, 2017 and 2016 was 26.2% and 31.9%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the blended federal corporate statutory tax rate to 28.1% from 35% as a result of the Act in the six months ended December 31, 2017. Our estimated fiscal 2018 adjusted effective tax rate is 26.9% and we anticipate a future adjusted effective tax rate, excluding one time items, of 25% to 26% beyond fiscal 2018.

Net Earnings and Diluted Earnings per Share

Net earnings, as reported, decreased 8% and 1% for the three and six months ended December 31, 2017, respectively, due to the decrease in earnings before income taxes during the three and six months ended December 31, 2017 partially offset by the reduction in our effective tax rate described above when compared to the three and six months ended December 31, 2016.

For the three and six months ended December 31, 2017, diluted earnings per share reflects the decrease in net earnings and the impact of fewer shares outstanding as a result of the repurchase of 3.6 million shares during the six months ended December 31, 2017 and the repurchase of 13.5 million shares in fiscal 2017, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 13% for the three months ended December 31, 2017 due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above when compared to the three months ended December 31, 2016.

Adjusted net earnings increased 8% for the six months ended December 31, 2017 due to adjusted EBIT remaining flat combined with the reduction in our adjusted effective tax rate described above when compared to the six months ended December 31, 2016.

For the three and six months ended December 31, 2017, adjusted diluted earnings per share reflects the increase in adjusted net earnings and the impact of fewer shares outstanding as a result of the repurchase of 3.6 million shares during the six months ended December 31, 2017 and the repurchase of 13.5 million shares in fiscal 2017, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis	2017	2016	As Reported	Constant Dollar Basis
Employer Services	$2,437.6	$2,309.3	6%	4%	$4,754.0	$4,570.6	4%	3%
PEO Services	945.3	822.9	15%	15%	1,848.8	1,617.6	14%	14%
Other	(1.9)	(2.3)	n/m	n/m	(3.9)	(6.0)	n/m	n/m
Reconciling item:
Client fund interest	(145.6)	(142.6)	n/m	n/m	(284.7)	(278.0)	n/m	n/m
	$3,235.4	$2,987.3	8%	7%	$6,314.2	$5,904.2	7%	6%

	Earnings before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2017	2016	As Reported	Constant Dollar Basis	2017	2016	As Reported	Constant Dollar Basis
Employer Services	$706.4	$681.1	4%	3%	$1,353.0	$1,337.1	1%	1%
PEO Services	128.2	114.5	12%	12%	245.0	221.6	11%	11%
Other	(123.3)	133.2	n/m	n/m	(199.4)	34.1	n/m	n/m
Reconciling item:
Client fund interest	(145.6)	(142.6)	n/m	n/m	(284.7)	(278.0)	n/m	n/m
	$565.7	$786.2	(28)%	(29)%	$1,113.9	$1,314.8	(15)%	(16)%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 6% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. Revenues increased primarily due to new business started from new business bookings. Our revenue growth includes one percentage point of benefit from foreign currency and one percentage point of benefit from the net impact of the acquisition of GCC offset by the disposition of our CHSA and COBRA businesses. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.6% for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Our worldwide client revenue retention rate for the three months ended December 31, 2017 decreased 20 basis points as we continued to experience pressure from losses on our legacy platforms.

Employer Services' revenues, as reported, increased 4% for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016. Revenues increased primarily due to new business started from new business bookings. Our revenue growth includes one percentage point of benefit from foreign currency and the net impact of the acquisition of GCC offset by the disposition of our CHSA and COBRA businesses. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.5% for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. Our worldwide client revenue retention rate for the six months ended December 31, 2017 increased 70 basis points. This improvement was driven by strong retention with clients who we have upgraded from legacy platforms to our new cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former CHSA business during the six months ended December 31, 2016.

Earnings before Income Taxes

Employer Services’ earnings before income taxes, as reported, increased 4% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This increase was due to increased revenues discussed above partially offset by an increase in expenses of $103.0 million, primarily due to investments in implementation and operational resources to support our revenue growth coupled with investments in our sales force in the three months ended December 31, 2017.

Employer Services' overall margin decreased from 29.5% to 29.0% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This decrease is due to the impact of our acquisitions and foreign currency in the three months ended December 31, 2017.

Employer Services’ earnings before income taxes, as reported, increased 1% for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016. This increase was due to increased revenues discussed above partially offset by an increase in expenses of $167.5 million, primarily due to investments in implementation and operational resources to support our revenue growth coupled with investments in our sales force in the six months ended December 31, 2017.

Employer Services' overall margin decreased from 29.3% to 28.5% for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016. This decrease is due to the impact of our acquisitions and foreign currency in the six months ended December 31, 2017.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 15% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. Such revenues include pass-through costs of $705.2 million for the three months ended December 31, 2017 and $610.0 million for the three months ended December 31, 2016, associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 10% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients as well as higher benefit pass-through revenues in our PEO benefit offerings.

PEO Services' revenues, as reported, increased 14% for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016. Such revenues include pass-through costs of $1,391.7 million for the six months ended December 31, 2017 and $1,207.8 million for the six months ended December 31, 2016, associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 10% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients as well as higher benefit pass-through revenues in our PEO benefit offerings.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 12% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $108.7 million. The increase in expenses is primarily related to an increase in pass-through costs of $95.2 million described above. Overall margin decreased from 13.9% to 13.6% for the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, due to pressure from growth in our pass-through revenues.

PEO Services' earnings before income taxes increased 11% for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $207.8 million. The increase in expenses is primarily related to an increase in pass-through costs of $183.9 million described above. Overall margin decreased from 13.7% to 13.2% for the six months ended December 31, 2017, as compared to the six months ended December 31, 2016, due to pressure from growth in our pass-through revenues.

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

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. The premiums charged from ADP Indemnity to PEO Services are eliminated in the Other segment. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity and included in the Other segment.  For the fiscal years 2013 to 2018, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During the six months ended December 31, 2017, ADP Indemnity paid a premium of $235.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2018 policy year on terms substantially similar to the fiscal 2017 reinsurance policy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations together with our $9.5 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures. Additionally, we will benefit from the Act signed into law in late December 2017 which offers us additional flexibility and greater access to cash world-wide. Our estimated fiscal 2018 adjusted effective tax rate is 26.9% and we anticipate a future adjusted effective tax rate, excluding one time items, of 25% to 26% beyond fiscal 2018. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning capital to shareholders through dividends and sharebacks, among other potential uses.

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

As of December 31, 2017, cash and cash equivalents, and short-term marketable securities were $1.8 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2017 and 2016, are summarized as follows:

	Six Months Ended
	December 31,
	2017	2016 *As Adjusted	$ Change
Cash provided by (used in):
Operating activities	$675.1	$841.1	$(166.0)
Investing activities	(1,326.3)	(493.8)	(832.5)
Financing activities	6,280.3	(4,029.3)	10,309.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	49.1	(55.1)	104.2
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,678.2	$(3,737.1)	$9,415.3

*See Note 2 of our Consolidated Financial Statements for a summary of adjustments.

Net cash flows provided by operating activities for the six months ended December 31, 2017 and December 31, 2016 include cash payments for reinsurance agreements of $235.0 million and $221.0 million, respectively, which represent the policy premium for the entire fiscal year. The decrease in operating cash provided is primarily due to an unfavorable change in the components of working capital as compared to the six months ended December 31, 2016. These unfavorable changes were due to the timing of payments from our clients and to our vendors, associates, and taxing authorities in the ordinary course of business.

Net cash flows from investing activities changed due to the timing of proceeds from corporate and client funds marketable securities of $106.7 million, payments made related to acquisitions, purchases of intangibles and capital expenditures during the six months ended December 31, 2017 offset by proceeds from the sale of the CHSA and COBRA businesses of $234.0 million in the six months ended December 31, 2016.

Net cash flows from financing activities changed due to a net increase in client fund obligations of $10.0 billion, which is due to the timing of impounds from our clients and payments to our clients' employees.

We purchased 3.6 million shares of our common stock at an average price per share of $108.70 during the six months ended December 31, 2017 as compared to purchases of 8.6 million shares at an average price per share of $90.44 during the six months ended December 31, 2016.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.5 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 ("P-1") by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended December 31, 2017 and 2016, our average daily borrowings were $3.5 billion and $4.2 billion, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. For the six months ended December 31, 2017 and 2016, our average daily borrowings were $3.7 billion and $4.2 billion, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. The weighted average maturity of our commercial paper during the six months ended December 31, 2017 was approximately two days. At December 31, 2017 and June 30, 2017, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2017 and June 30, 2017, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended December 31, 2017 and 2016, we had average outstanding balances under reverse repurchase agreements of $537.0 million and $267.6 million, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. For the six months ended December 31, 2017 and 2016, we had average outstanding balances under reverse repurchase agreements of $531.6 million and $313.4 million, respectively, at weighted average interest rates of 1.1% and 0.5%, respectively. See Note 8 of our Consolidated Financial Statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.5 billion, 364-day credit agreement that matures in June 2018 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2022 and June 2021, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through December 31, 2017 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.5 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

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

Capital expenditures for the six months ended December 31, 2017 were $104.9 million, as compared to $123.5 million for the six months ended December 31, 2016.  Capital expenditures for fiscal 2018 are expected to be about $200 million, as compared to $249.1 million in fiscal 2017.

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

We have established credit quality, maturity, and exposure limits for our investments.  The minimum allowed credit rating at time of purchase for corporate, Canadian government agency and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A.  The maximum maturity at time of purchase for BBB rated securities is 5 years, for single A rated securities is 7 years, and for AA rated and AAA rated securities is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Average investment balances at cost:
Corporate investments	$5,602.4	$7,033.4	$6,110.5	$7,184.0
Funds held for clients	22,460.7	20,905.9	21,836.8	20,476.0
Total	$28,063.1	$27,939.3	$27,947.3	$27,660.0

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.6%	1.2%	1.6%	1.2%
Funds held for clients	1.9%	1.8%	1.9%	1.8%
Total	1.8%	1.6%	1.8%	1.6%

Realized gains on available-for-sale securities	$(0.2)	$(2.0)	$(0.5)	$(2.5)
Realized losses on available-for-sale securities	1.2	0.7	1.6	1.1
Net realized losses/(gains) on available-for-sale securities	$1.0	$(1.3)	$1.1	$(1.4)

	December 31, 2017	June 30, 2017
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(56.7)	$102.5

Total available-for-sale securities at fair value	$22,375.5	$21,901.1

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio increased from 1.6% for the six months ended December 31, 2016 to 1.8% for the six months ended December 31, 2017.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2018.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $2 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2018.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 80% of our available-for-sale securities held a AAA or AA rating at December 31, 2017.  In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at December 31, 2017 or June 30, 2017.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2017	552,197	$113.85	540,293	22,162,980

November 1 to 30, 2017	563,653	$111.81	563,549	21,599,431

December 1 to 31, 2017	264,706	$116.04	259,427	21,340,004
Total	1,380,556		1,363,269

(1)  During the three months ended December 31, 2017, pursuant to the terms of the Company's restricted stock program, the Company purchased 17,287 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company announced the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval	Shares
August 2015	25 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
21	Subsidiaries of the Company
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 1, 2018	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)