Form 10-Q
period 2018-03-31
AUTOMATIC DATA PROCESSING INC
filed 2018-05-04
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2018 was 440,522,324.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,492.9	$2,329.8	$6,762.7	$6,444.4
Interest on funds held for clients	134.8	111.6	340.9	292.6
PEO revenues (A)	1,065.3	969.4	2,903.6	2,577.9
TOTAL REVENUES	3,693.0	3,410.8	10,007.2	9,314.9

EXPENSES:
Costs of revenues:
Operating expenses	1,844.7	1,701.5	5,210.6	4,793.4
Systems development and programming costs	162.5	153.3	477.6	460.6
Depreciation and amortization	70.2	56.2	202.1	168.4
TOTAL COSTS OF REVENUES	2,077.4	1,911.0	5,890.3	5,422.4

Selling, general, and administrative expenses	755.1	665.0	2,134.8	1,953.6
Interest expense	18.6	16.8	74.1	57.2
TOTAL EXPENSES	2,851.1	2,592.8	8,099.2	7,433.2

Other income, net	(10.7)	(9.9)	(58.5)	(261.0)

EARNINGS BEFORE INCOME TAXES	852.6	827.9	1,966.5	2,142.7

Provision for income taxes	209.5	240.0	454.4	675.1

NET EARNINGS	$643.1	$587.9	$1,512.1	$1,467.6

BASIC EARNINGS PER SHARE	$1.46	$1.32	$3.42	$3.27

DILUTED EARNINGS PER SHARE	$1.45	$1.31	$3.40	$3.25

Basic weighted average shares outstanding	441.0	446.5	441.5	448.9
Diluted weighted average shares outstanding	443.4	449.2	444.1	451.3

Dividends declared per common share	$0.630	$0.570	$1.830	$1.670

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $10,176.2 million and $9,207.2 million for the three months ended March 31, 2018 and 2017, respectively, and $29,547.0 million and $26,040.3 million for the nine months ended March 31, 2018 and 2017, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net earnings	$643.1	$587.9	$1,512.1	$1,467.6

Other comprehensive income/loss:
Currency translation adjustments	21.1	20.3	67.7	(23.9)

Unrealized net (losses)/gains on available-for-sale securities	(240.4)	46.3	(400.6)	(438.3)
Tax effect	53.4	(16.5)	109.9	155.1
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	0.2	0.2	1.3	(1.1)
Tax effect	0.1	(0.1)	(0.2)	0.3

Reclassification of pension liability adjustment to net earnings	2.3	5.1	6.9	15.3
Tax effect	(0.6)	(1.8)	(2.3)	(5.5)

Other comprehensive (loss)/income, net of tax	(163.9)	53.5	(217.3)	(298.1)
Comprehensive income	$479.2	$641.4	$1,294.8	$1,169.5

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,293.6	$2,780.4
Accounts receivable, net of allowance for doubtful accounts of $51.9 and $49.6, respectively	2,043.4	1,703.6
Other current assets	730.3	883.2
Total current assets before funds held for clients	5,067.3	5,367.2
Funds held for clients	33,646.7	27,291.5
Total current assets	38,714.0	32,658.7
Long-term receivables, net of allowance for doubtful accounts of $0.4 and $0.8, respectively	27.3	28.0
Property, plant and equipment, net	794.6	779.9
Other assets	1,391.0	1,352.2
Goodwill	2,263.3	1,741.0
Intangible assets, net	875.3	620.2
Total assets	$44,065.5	$37,180.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$105.7	$149.7
Accrued expenses and other current liabilities	1,505.3	1,381.9
Accrued payroll and payroll-related expenses	595.8	562.5
Dividends payable	275.1	250.5
Short-term deferred revenues	235.4	232.9
Income taxes payable	80.2	49.0
Total current liabilities before client funds obligations	2,797.5	2,626.5
Client funds obligations	33,943.7	27,189.4
Total current liabilities	36,741.2	29,815.9
Long-term debt	2,002.4	2,002.4
Other liabilities	795.8	830.2
Deferred income taxes	105.5	163.1
Long-term deferred revenues	391.4	391.4
Total liabilities	40,036.3	33,203.0

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2018 and June 30, 2017; outstanding, 441.7 and 445.0 shares at March 31, 2018 and June 30, 2017, respectively	63.9	63.9
Capital in excess of par value	964.1	867.8
Retained earnings	15,466.1	14,728.2
Treasury stock - at cost: 197.0 and 193.7 shares at March 31, 2018 and June 30, 2017, respectively	(11,826.1)	(11,303.7)
Accumulated other comprehensive loss	(638.8)	(379.2)
Total stockholders’ equity	4,029.2	3,977.0
Total liabilities and stockholders’ equity	$44,065.5	$37,180.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2018	2017 *As Adjusted
Cash Flows from Operating Activities:
Net earnings	$1,512.1	$1,467.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	278.3	233.6
Deferred income taxes	18.0	22.2
Stock-based compensation expense	119.4	101.2
Net pension expense	8.2	18.1
Net amortization of premiums and accretion of discounts on available-for-sale securities	55.6	66.1
Gain on sale of divested businesses, net of tax	—	(121.4)
Other	22.0	24.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(239.3)	(90.1)
Increase in other assets	(38.6)	(152.9)
Decrease in accounts payable	(31.1)	(29.5)
Increase in accrued expenses and other liabilities	105.4	129.0
Net cash flows provided by operating activities	1,810.0	1,668.7

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,692.7)	(3,470.0)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,702.5	2,704.6
Capital expenditures	(159.6)	(174.5)
Additions to intangibles	(195.8)	(162.1)
Acquisitions of businesses, net of cash acquired	(612.4)	(86.7)
Proceeds from the sale of divested businesses	—	234.0
Net cash flows used in investing activities	(1,958.0)	(954.7)

Cash Flows from Financing Activities:
Net increase in client funds obligations	6,700.2	636.7
Payments of debt	(6.8)	(1.5)
Repurchases of common stock	(596.2)	(956.8)
Net proceeds from stock purchase plan and stock-based compensation plans	46.1	74.5
Dividends paid	(785.1)	(739.4)
Net cash flows provided by / (used in) financing activities	5,358.2	(986.5)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	53.1	(81.1)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	5,263.3	(353.6)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	8,181.6	15,458.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$13,444.9	$15,105.0

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,293.6	$2,995.5
Restricted cash and restricted cash equivalents included in funds held for clients (A)	11,151.3	12,109.5
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$13,444.9	$15,105.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$86.5	$69.8
Cash paid for income taxes, net of income tax refunds	$423.0	$569.2

*See Note 2 for a summary of adjustments.

(A) See Note 8 for a reconciliation of restricted cash and restricted cash equivalents in funds held for clients on the Consolidated Balance Sheets.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
(Unaudited)
Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes thereto of Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Consolidated Financial Statements and footnotes thereto are unaudited.  In the opinion of the Company’s management, the Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the Company’s interim financial results.

In the third quarter of fiscal 2018, the Company created a grantor trust, which now holds the majority of the funds provided by its clients pending remittance to employees of those clients, tax authorities, and other payees.  The Company is the sole beneficial owner of the trust.  The trust meets the criteria in ASC 810 “Consolidation” to be characterized as a variable interest entity (“VIE”).  The Company has determined that it has a controlling financial interest in the trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the trust (including the power to make all investment decisions for the trust) and (2) the right to receive benefits that could potentially be significant to the trust (in the form of investment returns) and therefore, consolidates the trust.  Further information on these funds and the Company’s obligations to remit to its clients’ employees, tax authorities, and other payees is provided in Note 8, “Corporate Investments and Funds Held for Clients.”

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2018, the Company adopted ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive income to retained earnings. The March 31, 2018 Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive income and into retained earnings of $42.3 million. The Company's policy for releasing disproportionate income tax effects from AOCI utilizes the aggregate approach. Refer to Note 15 for additional detail regarding the components of the reclassification. The adoption of ASU 2018-02 did not have an impact on the Company's consolidated results of operations or cash flows.

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

As a result of this adoption, the Company adjusted the Statements of Consolidated Cash Flows from previously reported amounts as follows:

	Nine Months Ended
	March 31, 2017 (unaudited)
	As previously reported	Adjustments	As adjusted
Cash Flows from Investing Activities:
Net decrease / (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	$87.7	$(87.7)	$—
Net cash flows used in investing activities	(867.0)	(87.7)	(954.7)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(10.8)	(70.3)	(81.1)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(195.6)	(158.0)	(353.6)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$2,995.5	$12,109.5	$15,105.0

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
The Company has been assessing the impact of the new revenue recognition standard on its relationships with its clients. In fiscal 2017, the Company determined it would not early adopt the standard, and instead would adopt the new standard in its fiscal year beginning on July 1, 2018. Further, the Company anticipates applying the guidance under the full retrospective approach. The Company is nearly complete with its comprehensive diagnostic of the measurement and recognition provisions of the new standard and is in the process of finalizing its conclusions and policies. The Company expects the provisions of the new standard to primarily impact the manner in which it treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The provisions of the new standard will require the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under current U.S. GAAP. Further, under current U.S. GAAP, the Company immediately expenses all selling expenses. The provisions of the new standard will require that the Company capitalize incremental selling expenses such as commissions and bonuses paid to the sales force for obtaining contracts with new clients and/or selling additional business to current clients. These capitalized expenses will be amortized over the expected client life. While the Company grows, the impact of deferring and amortizing additional costs creates higher overall pre-tax income, net earnings, and earnings per share, when compared to current U.S. GAAP. The Company does not expect the provisions of the new standard to materially impact the timing or amount of revenue it recognizes.

The Company is substantially complete in determining the impacts of all the disclosure requirements. The company expects to disaggregate its revenue by its three strategic pillars (U.S. Integrated HCM Solutions, U.S. HRBPO Solutions and Global Solutions) with separate disaggregation for PEO pass-through revenues and Client Fund Interest revenues. Additionally, while the Company is in the process of assessing its accounting and forecasting processes to ensure its ability to record, report, forecast, and analyze results under the new standard, it is not expecting significant changes to its business processes or systems.

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

The preliminary purchase price allocation for GCC is as follows:

Goodwill	$404.2
Identifiable intangible assets	132.5
Other assets	3.2
Total assets acquired	$539.9

Total liabilities acquired	$48.9

The Company determined the purchase price allocations for this acquisition based on estimates of the fair value of tangible and intangible assets acquired and liabilities assumed, utilizing recognized valuation techniques, including the income and market approaches. The goodwill recorded as a result of the GCC transaction represents future economic benefits we expect to achieve as a result of the acquisition and expected cost synergies. None of the goodwill resulting from the acquisition is tax deductible. Intangible assets for GCC, which totaled $132.5 million, included technology and software, and customer contracts and lists which are being amortized over a weighted average life of approximately 8 years.

In January 2018, the Company acquired 100% of the outstanding shares of WorkMarket, Inc. ("WorkMarket"), a leading provider of cloud-based freelance management solutions, for approximately $125 million in cash. The results of WorkMarket are reported within the Company’s Employer Services segment. The acquisition was not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented.

The preliminary allocation of the purchase price is based upon estimates and assumptions that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the measurement of certain assets and liabilities, certain tax matters, and residual goodwill. Accordingly, the measurement period for such purchase price allocations will end when the information becomes available but will not exceed twelve months from the date of acquisition.

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

Note 5. Service Alignment Initiative

On July 28, 2016, the Company announced a Service Alignment Initiative that is intended to simplify the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In the fiscal year ended June 30, 2016 ("fiscal 2016"), the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in fiscal 2017, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges during the first quarter of fiscal 2017. The charges primarily relate to employee separation benefits recognized under Accounting Standards Codification ("ASC") 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company expects to recognize pre-tax restructuring charges of about $7 million for the remainder of fiscal 2018, consisting primarily of cash expenditures for employee separation benefits.

The table below summarizes the composition of the Company's Service Alignment Initiative charges/(reversals):

	Three Months Ended		Nine Months Ended		Cumulative amount from inception through
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018
Employee separation benefits (a)	$11.8	$(0.1)	$8.9	$37.2	$93.0
Other initiative costs (b)	1.3	0.7	4.2	4.4	10.1
Total (c)	$13.1	$0.6	$13.1	$41.6	$103.1

Activity for the Service Alignment Initiative liability for the nine months ended March 31, 2018 and March 31, 2017, respectively, was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	21.8	4.2	26.0
Reversals	(12.9)	—	(12.9)
Cash payments	(25.9)	(3.4)	(29.3)
Non-cash utilization	—	(0.7)	(0.7)
Balance at March 31, 2018	$56.9	$0.6	$57.5

Balance at June 30, 2016	$—	$—	$—
Charged to expense	37.2	4.4	41.6
Reversals	—	—	—
Cash payments	(4.9)	(2.4)	(7.3)
Non-cash utilization	—	(1.6)	(1.6)
Balance at March 31, 2017	$32.3	$0.4	$32.7

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
(c) - All charges are included within the Other segment.

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2018
Net earnings	$643.1			$643.1
Weighted average shares (in millions)	441.0	1.0	1.4	443.4
EPS	$1.46			$1.45
Three Months Ended March 31, 2017
Net earnings	$587.9			$587.9
Weighted average shares (in millions)	446.5	1.1	1.6	449.2
EPS	$1.32			$1.31

Nine Months Ended March 31, 2018
Net earnings	$1,512.1			$1,512.1
Weighted average shares (in millions)	441.5	1.1	1.5	444.1
EPS	$3.42			$3.40
Nine Months Ended March 31, 2017
Net earnings	$1,467.6			$1,467.6
Weighted average shares (in millions)	448.9	0.9	1.5	451.3
EPS	$3.27			$3.25

Options to purchase 1.1 million shares of common stock for the three months ended March 31, 2018, and 0.9 million shares of common stock for the nine months ended March 31, 2018 and 2017 were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Interest income on corporate funds	$(11.0)	$(10.1)	$(59.4)	$(54.5)
Realized gains on available-for-sale securities	(1.3)	(0.6)	(1.9)	(3.1)
Realized losses on available-for-sale securities	1.6	0.8	3.2	2.0
Gain on sale of assets	—	—	(0.4)	—
Gain on sale of businesses (see Note 4)	—	—	—	(205.4)
Other income, net	$(10.7)	$(9.9)	$(58.5)	$(261.0)

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2018 and June 30, 2017 were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$13,444.9	$—	$—	$13,444.9
Available-for-sale securities:
Corporate bonds	9,547.9	22.8	(134.5)	9,436.2
Asset-backed securities	4,457.0	0.4	(56.6)	4,400.8
U.S. government agency securities	2,912.9	5.6	(40.5)	2,878.0
U.S. Treasury securities	2,576.3	0.5	(66.4)	2,510.4
Canadian government obligations and Canadian government agency obligations	1,129.9	0.8	(20.7)	1,110.0
Canadian provincial bonds	735.8	6.2	(6.4)	735.6
Municipal bonds	592.0	3.0	(5.3)	589.7
Other securities	847.7	3.3	(9.0)	842.0

Total available-for-sale securities	22,799.5	42.6	(339.4)	22,502.7

Total corporate investments and funds held for clients	$36,244.4	$42.6	$(339.4)	$35,947.6

(A) Included within available-for-sale securities are corporate investments with fair values of $7.3 million and funds held for clients with fair values of $22,495.4 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2017. The Company did not transfer any assets between Levels during the nine months ended March 31, 2018 or fiscal 2017. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 at March 31, 2018.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2018, are as follows:

	March 31, 2018
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(96.7)	$6,932.3	$(37.8)	$987.4	$(134.5)	$7,919.7
Asset-backed securities	(40.1)	3,327.7	(16.5)	837.0	(56.6)	4,164.7
U.S. government agency securities	(25.8)	2,160.9	(14.7)	433.1	(40.5)	2,594.0
U.S. Treasury securities	(38.9)	1,584.2	(27.5)	867.7	(66.4)	2,451.9
Canadian government obligations and Canadian government agency obligations	(20.7)	927.4	—	—	(20.7)	927.4
Canadian provincial bonds	(5.6)	412.3	(0.8)	40.1	(6.4)	452.4
Municipal bonds	(4.6)	331.8	(0.7)	16.0	(5.3)	347.8
Other securities	(7.8)	506.7	(1.2)	34.0	(9.0)	540.7
	$(240.2)	$16,183.3	$(99.2)	$3,215.3	$(339.4)	$19,398.6

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

At March 31, 2018, corporate bonds include investment-grade debt securities, which include a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2018 through March 2026.

At March 31, 2018, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $2,050.3 million, $1,685.8 million, $454.2 million, and $210.5 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2018.

At March 31, 2018, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $2,045.6 million and $596.8 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from June 2018 through November 2025.

At March 31, 2018, other securities and their fair value primarily represent: U.S. government agency commercial mortgage-backed securities of $256.9 million issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, Aa2 rated United Kingdom Gilt securities of $210.2 million, AAA and AA rated supranational bonds of $153.2 million, and AAA and AA rated sovereign bonds of $112.3 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2018	2017
Corporate investments:
Cash and cash equivalents	$2,293.6	$2,780.4
Short-term marketable securities (a)	—	3.2
Long-term marketable securities (b)	7.3	7.6
Total corporate investments	$2,300.9	$2,791.2

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2018	2017
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$11,151.3	$5,401.2
Restricted short-term marketable securities held to satisfy client funds obligations	2,420.5	2,918.5
Restricted long-term marketable securities held to satisfy client funds obligations	20,074.9	18,971.8
Total funds held for clients	$33,646.7	$27,291.5

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $33,943.7 million and $27,189.4 million at March 31, 2018 and June 30, 2017, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2018, $29,879.6 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

Approximately 80% of the available-for-sale securities held a AAA or AA rating at March 31, 2018, as rated by Moody's, Standard & Poor's, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities.  All available-for-sale securities were rated as investment grade at March 31, 2018.

Expected maturities of available-for-sale securities at March 31, 2018 are as follows:

One year or less	$2,420.5
One year to two years	4,783.9
Two years to three years	5,690.6
Three years to four years	3,808.7
After four years	5,799.0
Total available-for-sale securities	$22,502.7

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the nine months ended March 31, 2018 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2017	$1,736.2	$4.8	$1,741.0
Additions and other adjustments, net	491.3	—	491.3
Currency translation adjustments	31.0	—	31.0
Balance at March 31, 2018	$2,258.5	$4.8	$2,263.3

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2018	2017
Intangible assets:
Software and software licenses	$2,253.8	$1,975.2
Customer contracts and lists	714.3	614.1
Other intangibles	237.4	228.2
	3,205.5	2,817.5
Less accumulated amortization:
Software and software licenses	(1,588.1)	(1,483.7)
Customer contracts and lists	(530.8)	(506.0)
Other intangibles	(211.3)	(207.6)
	(2,330.2)	(2,197.3)
Intangible assets, net	$875.3	$620.2

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 8 years for customer contracts and lists, and 6 years for other intangibles).  Amortization of intangible assets was $52.0 million and $40.4 million for the three months ended March 31, 2018 and 2017, respectively, and $150.4 million and $125.8 million for the nine months ended March 31, 2018 and 2017, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2018	$52.1
Twelve months ending June 30, 2019	$227.2
Twelve months ending June 30, 2020	$197.9
Twelve months ending June 30, 2021	$147.7
Twelve months ending June 30, 2022	$110.0
Twelve months ending June 30, 2023	$71.4

Note 10. Short-term Financing

The Company has a $3.5 billion, 364-day credit agreement that matures in June 2018 with a one year term-out option.  The Company also has a $2.25 billion five-year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2021 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2018 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.5 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2018 and June 30, 2017, the Company had no commercial paper outstanding. For the three months ended March 31, 2018 and 2017, the Company had average daily borrowings of $1.0 billion and $1.1 billion, respectively, at weighted average interest rates of 1.5% and 0.7%, respectively. For the nine months ended March 31, 2018 and 2017, the Company had average daily borrowings of $2.8 billion and $3.2 billion, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2018 was approximately one day and two days, respectively.

The Company’s U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2018 and June 30, 2017, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended March 31, 2018 and 2017, the Company had average outstanding balances under reverse repurchase agreements of $99.0 million and $145.0 million, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. For the nine months ended March 31, 2018 and 2017, the Company had average outstanding balances under reverse repurchase agreements of $389.5 million and $258.1 million, respectively, at weighted average interest rates of 1.1% and 0.5%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2018 and June 30, 2017, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2018	June 30, 2017
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		13.6	20.3
		2,013.6	2,020.3
Less: current portion		(2.5)	(7.8)
Less: unamortized discount and debt issuance costs		(8.7)	(10.1)
Total long-term debt		$2,002.4	$2,002.4
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2018, the fair value of the Notes, based on Level 2 inputs, was $1,993.2 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2017.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 1.7 million and 1.9 million shares in the three months ended March 31, 2018 and 2017, respectively and repurchased 5.3 million and 10.4 million shares in the nine months ended March 31, 2018 and 2017, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense for the three and nine months ended March 31, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Operating expenses	$4.8	$4.6	$15.4	$16.4
Selling, general and administrative expenses	31.8	25.1	87.9	71.0
System development and programming costs	5.1	4.6	16.1	13.8
Total stock-based compensation expense	$41.7	$34.3	$119.4	$101.2

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

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost – benefits earned during the period	$18.7	$20.2	$55.9	$60.6
Interest cost on projected benefits	16.4	14.9	49.0	45.0
Expected return on plan assets	(34.4)	(33.9)	(103.0)	(101.9)
Net amortization and deferral	2.1	4.8	6.3	14.4
Net pension expense	$2.8	$6.0	$8.2	$18.1

On March 1, 2018, the Company announced that it is offering a voluntary early retirement program ("VERP") to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. The early retirement offer has been made to about 3,500 eligible associates, or approximately 6 percent of the Company’s workforce, who will meet the specific age and years of service criteria as of June 30, 2018. The Company also extended to all employees participating in the VERP the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. ADP intends to fund a significant majority of the program costs from the existing surplus in ADP’s U.S. defined benefit plan, with the remaining portion of expenses expected to be funded from ADP’s U.S. corporate cash balances.

Associates were required to finalize their election by May 1, 2018. The Company will recognize estimated certain special termination benefit pre-tax charges of approximately $300 million in the fourth quarter of fiscal 2018. In addition, during the fourth quarter of fiscal 2018 the Company anticipates recording a non-cash settlement charge which is contingent on the number of participants electing the lump sum payment option and other actuarial assumptions, including the discount rate and long-term rate of return on assets. Lastly, the Company anticipates recording a cash charge for continued health care coverage, which is dependent upon the number of associates electing this benefit and the health care option selected by each associate.

Note 13. Income Taxes

The effective tax rate for the three months ended March 31, 2018 and 2017 was 24.6% and 29.0%, respectively. The decrease in the effective tax rate is primarily due to the impacts of the Act, the release of reserves for uncertain tax positions, and the benefit of a tax accounting method change filed with the IRS in the three months ended March 31, 2018, partially offset by the impact of a benefit due to tax incentives associated with the domestic production activity deduction and research tax credit in the three months ended March 31, 2017.
The effective tax rate for the nine months ended March 31, 2018 and 2017 was 23.1% and 31.5%, respectively. The decrease in the effective tax rate is primarily due to the impacts of the Act and the release of reserves for uncertain tax positions, partially offset by prior period impacts of the sale of the CHSA and COBRA businesses and the impact of a benefit due to tax incentives associated with the domestic production activity deduction and research tax credit.
The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. In accordance with ASC 740 companies are required to re-measure deferred tax balances using the new enacted tax rates. The Act requires companies to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and creates new taxes on the Company's foreign sourced earnings. The rate change is administratively effective at the beginning of the Company's fiscal year resulting in a blended corporate statutory tax rate for fiscal 2018 of 28.1%.
Income tax expense reported for the nine months ended March 31, 2018 reflect the effects of the Act and resulted in a decrease in income tax expense of approximately $140 million which includes a one-time net benefit of $42.9 million. The $42.9 million is comprised of the application of the newly enacted rates to the Company's U.S. deferred tax balances partially offset by the one-time transition tax and the recording of a valuation allowance against the Company's foreign tax credits which may not be realized. The Act’s foreign tax credit provisions may limit the Company’s ability to utilize existing foreign tax credits in future periods, accordingly we have estimated that approximately $20.6 million could expire unutilized.
The accounting for the effects of the rate change on deferred tax balances is not complete and provisional amounts were recorded for these items. The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The benefit recorded relating to the re-measurement of the Company's deferred tax balances was $82.0 million. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the re-measurement of these balances or potentially give rise to new deferred tax amounts.
The one-time transition tax is based on the total post-1986 earnings and profits ("E&P") that was previously deferred from US income taxes. The Company recorded a provisional amount for the one-time transition tax liability of $18.6 million for the Company's foreign subsidiaries. The Company has not yet completed the calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalizes the amounts held in cash or other specified assets.

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

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(184.2)	$(34.6)		$(213.8)		$(432.6)
Other comprehensive income/(loss) before reclassification adjustments	21.1	(240.4)		—		(219.3)
Tax effect	—	53.4		—		53.4
Reclassification adjustments to net earnings	—	0.2	(A)	2.3	(B)	2.5
Tax effect	—	0.1		(0.6)		(0.5)
Reclassification to retained earnings (C)	—	(7.1)		(35.2)		(42.3)
Balance at March 31, 2018	$(163.1)	$(228.4)		$(247.3)		$(638.8)

	Three Months Ended
	March 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(298.0)	$19.9		$(288.6)		$(566.7)
Other comprehensive income before reclassification adjustments	20.3	46.3		—		66.6
Tax effect	—	(16.5)		—		(16.5)
Reclassification adjustments to net earnings	—	0.2	(A)	5.1	(B)	5.3
Tax effect	—	(0.1)		(1.8)		(1.9)
Balance at March 31, 2017	$(277.7)	$49.8		$(285.3)		$(513.2)

	Nine Months Ended
	March 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(230.8)	$68.3		$(216.7)		$(379.2)
Other comprehensive income/(loss) before reclassification adjustments	67.7	(400.6)		—		(332.9)
Tax effect	—	109.9		—		109.9
Reclassification adjustments to net earnings	—	1.3	(A)	6.9	(B)	8.2
Tax effect	—	(0.2)		(2.3)		(2.5)
Reclassification to retained earnings (C)	—	(7.1)		(35.2)		(42.3)
Balance at March 31, 2018	$(163.1)	$(228.4)		$(247.3)		$(638.8)

	Nine Months Ended
	March 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive loss before reclassification adjustments	(23.9)	(438.3)		—		(462.2)
Tax effect	—	155.1		—		155.1
Reclassification adjustments to net earnings	—	(1.1)	(A)	15.3	(B)	14.2
Tax effect	—	0.3		(5.5)		(5.2)
Balance at March 31, 2017	$(277.7)	$49.8		$(285.3)		$(513.2)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 12).

(C) During the quarter ended March 31, 2018, the Company adopted ASU 2018-02 and reclassified stranded tax effects attributable to the Act from AOCI to retained earnings. The March 31, 2018 Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive income into retained earnings (see Note 2).

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Employer Services	$2,804.1	$2,627.2	$7,558.1	$7,197.8
PEO Services	1,071.1	974.4	2,919.9	2,592.0
Other	0.2	(2.1)	(3.7)	(8.2)
Reconciling item:
Client fund interest	(182.4)	(188.7)	(467.1)	(466.7)
	$3,693.0	$3,410.8	$10,007.2	$9,314.9

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Employer Services	$1,022.5	$963.0	$2,375.5	$2,300.1
PEO Services	136.3	120.0	381.3	341.5
Other	(123.8)	(66.4)	(323.2)	(32.2)
Reconciling item:
Client fund interest	(182.4)	(188.7)	(467.1)	(466.7)
	$852.6	$827.9	$1,966.5	$2,142.7

Note 17. Subsequent Events

On May 1, 2018 the election window for VERP eligible associates closed as discussed in Note 12. There are no further subsequent events for disclosure.

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

Highlights from the nine months ended March 31, 2018 include:

•	Revenue grew 7% for the nine months ended March 31, 2018

•	Diluted earnings per share ("EPS") increased from $3.25 to $3.40; adjusted diluted earnings per share increased from $3.04 to $3.43

•	Our shareholder friendly actions continued as we raised our quarterly cash dividend by 10% and returned approximately $800 million via dividends and approximately $600 million via share repurchases

•	Completed migrations of our mid-market clients to latest version of Workforce Now

•	Announcement of a voluntary early retirement program and execution of our strategic initiatives gained momentum

During the nine months ended March 31, 2018, we continued to migrate clients to our strategic platforms while making investments in R&D to provide best-in-class cloud-based HCM solutions to our clients. Simultaneously, we continued to streamline our service organization. These actions are improving client satisfaction and retention. We remain focused on delivering results and executing on our strategy to transform our business for continued success within the competitive global HCM environment. Building upon our Service Alignment Initiative in support of our transformation goals, we recently announced a voluntary early retirement program and have also identified additional operational improvement initiatives. These initiatives support ADP’s ongoing strategy which is aimed at streamlining our operations and extending our world class distribution while leveraging our talent and culture.

Our new business bookings increased 4% in the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. We are gaining momentum within our distribution channels and we are confident that the investments in our sales force and products will continue to drive solid results.

Employer Services revenue retention improved 100 basis points during the nine months ended March 31, 2018. This improvement was driven by the upgrades of our clients from legacy platforms to our new cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former Consumer Health Spending Account ("CHSA") business during the nine months ended March 31, 2017. This focus is translating well as we are seeing strong retention on our strategic platforms.

Our implementation team's ability to implement our services as well as our sales force's ability to sell to clients and prospects drove revenue growth during the nine months ended March 31, 2018. Our revenue growth also benefited from the continued increase in our pays per control metric, which we measure as the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

In October 2017, we acquired Global Cash Card, Inc. ("GCC"), a leader in digital payments, allowing us to differentiate ADP’s leadership position in employee payments and making ADP the only human capital management provider with a proprietary digital payments processing platform. The acquisition of this market-leading company helps us innovate the essential service of delivering pay, enabling us to provide new tools to consumers that help them manage their finances.

Also, in January 2018, we acquired WorkMarket, Inc. ("WorkMarket"), a leading provider of cloud-based freelance management solutions. As the composition of work is increasingly moving toward the contingent, or "gig" worker, this acquisition will allow us to expand our market opportunities while building on our current portfolio of industry-leading payroll and human capital management solutions.

We have a strong business model and operate in a global, growing market. We continue to maintain a high percentage of recurring revenues and healthy margins, and retain our ability to generate consistent healthy cash flows. Our financial condition and balance sheet remain solid at March 31, 2018, with cash and cash equivalents of approximately $2.3 billion. We have benefited from the Tax Cuts and Jobs Act (the "Act") signed into law in late December 2017 which offers us additional financial flexibility. Our estimated fiscal 2018 adjusted effective tax rate is 26.2% and we anticipate a future adjusted effective tax rate, excluding one time items, of 25% to 26% beyond fiscal 2018. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning cash to shareholders through dividends and share buybacks, among other potential uses.

Analysis of Consolidated Operations

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2018	2017	As Reported	Constant Currency Basis (Note 1)	2018	2017	As Reported	Constant Currency Basis (Note 1)
Total revenues	$3,693.0	$3,410.8	8%	7%	$10,007.2	$9,314.9	7%	6%

Costs of revenues:
Operating expenses	1,844.7	1,701.5	8%	7%	5,210.6	4,793.4	9%	8%
Systems development and programming costs	162.5	153.3	6%	4%	477.6	460.6	4%	2%
Depreciation and amortization	70.2	56.2	25%	23%	202.1	168.4	20%	19%
Total costs of revenues	2,077.4	1,911.0	9%	7%	5,890.3	5,422.4	9%	8%

Selling, general and administrative costs	755.1	665.0	14%	13%	2,134.8	1,953.6	9%	9%
Interest expense	18.6	16.8	n/m	n/m	74.1	57.2	n/m	n/m
Total expenses	2,851.1	2,592.8	10%	9%	8,099.2	7,433.2	9%	8%

Other income, net	(10.7)	(9.9)	n/m	n/m	(58.5)	(261.0)	n/m	n/m

Earnings before income taxes	$852.6	$827.9	3%	2%	$1,966.5	$2,142.7	(8)%	(9)%
Margin	23.1%	24.3%			19.7%	23.0%

Provision for income taxes	$209.5	$240.0	(13)%	(14)%	$454.4	$675.1	(33)%	(34)%
Effective tax rate	24.6%	29.0%			23.1%	31.5%

Net earnings	$643.1	$587.9	9%	8%	$1,512.1	$1,467.6	3%	2%

Diluted earnings per share	$1.45	$1.31	11%	9%	$3.40	$3.25	5%	4%

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
- Transformation initiatives
- Gains/losses on sales of businesses and assets
- Non-operational costs related to proxy contest matters

See footnotes (a), (b), and (f)

Adjusted provision for income taxes	Provision for income taxes
Tax impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (c), (d), (f), and (g)

Adjusted net earnings	Net earnings
Pre-tax and tax impacts of:

- Transformation initiatives
- Gains/losses on sales of businesses and assets
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), (d), (f), and (g)

Adjusted diluted earnings per share	Diluted earnings per share
EPS impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), (d), (f), and (g)

Adjusted effective tax rate	Effective tax rate	See footnote (e)
Constant Currency Basis	U.S. GAAP P&L line items	See footnote (h)

We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations and against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  The nature of these exclusions are for specific items that are not fundamental to our underlying business operations.  Since these adjusted financial measures and other non-GAAP metrics are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to their corresponding U.S. GAAP measures, and they may not be comparable to similarly titled measures at other companies.

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2018	2017	As Reported	Constant Currency Basis (h)	2018	2017	As Reported	Constant Currency Basis (h)
Net earnings	$643.1	$587.9	9%	8%	$1,512.1	$1,467.6	3%	2%
Adjustments:
Provision for income taxes	209.5	240.0			454.4	675.1
All other interest expense (a)	14.8	14.6			44.8	44.6
All other interest income (a)	(6.1)	(5.2)			(16.7)	(14.3)
Gain on sale of business	—	—			—	(205.4)
Transformation initiatives (b)	39.7	0.6			39.7	41.6
Proxy contest matters (f)	—	—			33.2	—
Adjusted EBIT	$901.0	$837.9	8%	6%	$2,067.5	$2,009.2	3%	2%
Adjusted EBIT Margin	24.4%	24.6%			20.7%	21.6%

Provision for income taxes	$209.5	$240.0	(13)%	(14)%	$454.4	$675.1	(33)%	(34)%
Adjustments:
Gain on sale of business (c)	—	—			—	(84.0)
Transformation initiatives (d)	9.7	0.2			9.6	15.7
Proxy contest matters (f)	—	—			10.4	—
Tax Cuts and Jobs Act (g)	(2.8)	—			42.9	—
Adjusted provision for income taxes	$216.4	$240.2	(10)%	(11)%	$517.3	$606.8	(15)%	(16)%
Adjusted effective tax rate (e)	24.3%	29.0%			25.4%	30.7%

Net earnings	$643.1	$587.9	9%	8%	$1,512.1	$1,467.6	3%	2%
Adjustments:
Gain on sale of business	—	—			—	(205.4)
Provision for income taxes on gain on sale of business (c)	—	—			—	84.0
Transformation initiatives (b)	39.7	0.6			39.7	41.6
Income tax benefit for transformation initiatives (d)	(9.7)	(0.2)			(9.6)	(15.7)
Proxy contest matters (f)	—	—			33.2	—
Income tax benefit for proxy contest matters (f)	—	—			(10.4)	—
Income tax benefit from Tax Cuts and Jobs Act (g)	2.8	—			(42.9)	—
Adjusted net earnings	$675.9	$588.3	15%	13%	$1,522.1	$1,372.1	11%	10%

Diluted EPS	$1.45	$1.31	11%	9%	$3.40	$3.25	5%	4%
Adjustments:
Gain on sale of business (c)	—	—			—	(0.27)
Transformation initiatives (b) (d)	0.07	—			0.07	0.06
Proxy contest matters (f)	—	—			0.05	—
Tax Cuts and Jobs Act (g)	0.01	—			(0.10)	—
Adjusted diluted EPS	$1.52	$1.31	16%	15%	$3.43	$3.04	13%	12%

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

(b) The charges within transformation initiatives represent severance charges related to our Service Alignment Initiative of $13.1 million, and other transformation initiatives of $26.6 million which primarily consist of severance charges totaling $22.6 million for the three months ended March 31, 2018. Charges for transformation initiatives in other periods presented primarily represent severance charges related to our Service Alignment Initiative. Severance charges have been taken in the past and are not included as an adjustment to get to adjusted results. Unlike severance charges in prior periods, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative.

(c) The taxes on the gain on sale of the business were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the nine months ended March 31, 2017 due to the derecognition of goodwill upon the sale of the business.

(d) The tax benefit on transformation initiatives was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

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

(g) The one-time net benefit from the enactment of the Act is comprised of the application of the newly enacted U.S. corporate tax rates to our U.S. deferred tax balances partially offset by the one-time transition tax on the earnings and profits of our foreign subsidiaries and the recording of a valuation allowance against our foreign tax credits which may not be realized. We are still analyzing certain aspects of the Act and refining calculations, which could potentially result in the re-measurement of these balances or potentially give rise to future adjustments.

(h) “Constant currency basis” provides information that isolates the actual growth of our operations. “Constant currency basis” is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

Total Revenues

Our revenues, as reported, increased 8% for three months ended March 31, 2018. Our revenue growth includes one percentage point of benefit from foreign currency and one percentage point of benefit from acquisitions. Our revenues, as reported, increased 7% for the nine months ended March 31, 2018. Our revenue growth includes one percentage point of combined benefit from foreign currency and acquisitions, offset by the impact of the disposition of our COBRA and CHSA businesses during the nine months ended March 31, 2017. Revenues during the three and nine months ended March 31, 2018 increased primarily due to new business started from new business bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization ("PEO").

Total revenues for the three months ended March 31, 2018 include interest on funds held for clients of $134.8 million, as compared to $111.6 million for the three months ended March 31, 2017. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 1.9% during the three months ended March 31, 2018, as compared to 1.6% during the three months ended March 31, 2017, coupled with an increase in our average client funds balance of 5.5% to $28.8 billion for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Total revenues for the nine months ended March 31, 2018 include interest on funds held for clients of $340.9 million, as compared to $292.6 million for the nine months ended March 31, 2017. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 1.9% during the nine months ended March 31, 2018, as compared to 1.7% during the nine months ended March 31, 2017, coupled with an increase in our average client funds balance of 6.2% to $24.1 billion for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017.

Total Expenses

Our total expenses, as reported, increased 10% for the three months ended March 31, 2018, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO services pass-through costs and increased costs to service our client base in support of our growing revenue. Total expenses also increased due to the impact of foreign currency, charges related to our transformation initiatives, and costs related to acquisitions completed in fiscal 2018.

Our total expenses, as reported, increased 9% for the nine months ended March 31, 2018, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO services pass-through costs, increased costs to service our client base in support of our growing revenue, and investments in our sales force. Total expenses also increased due to costs related to acquisitions completed in fiscal 2018, the impact of foreign currency and costs related to proxy contest matters in the nine months ended March 31, 2018.

Operating expenses, as reported, increased 8% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Operating expenses include the costs directly attributable to servicing our clients and implementing new business. Also, operating expenses include PEO Services pass-through costs that are re-billable and which include costs for benefits coverage, workers’ compensation coverage, and state unemployment taxes for worksite employees. These pass-through costs were $821.9 million for the three months ended March 31, 2018, which included costs for benefits coverage of $626.4 million and costs for workers' compensation and payment of state unemployment taxes of $195.5 million. These pass-through costs were $746.7 million for the three months ended March 31, 2017, which included costs for benefits coverage of $556.5 million and costs for workers' compensation and payment of state unemployment taxes of $190.2 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue as well as the impact of foreign currency.

Operating expenses, as reported, increased 9% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. PEO Services pass-through costs were $2,213.5 million for the nine months ended March 31, 2018, which included costs for benefits coverage of $1,828.7 million and costs for workers' compensation and payment of state unemployment taxes of $384.8 million. These pass-through costs were $1,954.5 million for the nine months ended March 31, 2017, which included costs for benefits coverage of $1,600.1 million and costs for workers' compensation and payment of state unemployment taxes of $354.4 million. Additionally, operating expenses increased due to higher costs to service our client base in support of our growing revenue as well as the impact of foreign currency.

Systems development and programming costs, as reported, increased 6% and 4%, respectively, for the three and nine months ended March 31, 2018, when compared to the same period in the prior year, due to increased investments in product innovation and costs to support and maintain our products.

Selling, general and administrative expenses, as reported, increased 14% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase was primarily due to charges related to our transformation initiatives and investments in our sales force in the three months ended March 31, 2018.

Selling, general and administrative expenses, as reported, increased 9% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. The increase was primarily due to investments in our sales force, costs related to proxy contest matters, and costs related to acquisitions in the nine months ended March 31, 2018.

Other Income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2018	2017	$ Change	2018	2017	$ Change
Interest income on corporate funds	$(11.0)	$(10.1)	$0.9	$(59.4)	$(54.5)	$4.9
Realized gains on available-for-sale securities	(1.3)	(0.6)	0.7	(1.9)	(3.1)	(1.2)
Realized losses on available-for-sale securities	1.6	0.8	(0.8)	3.2	2.0	(1.2)
Gain on sale of assets	—	—	—	(0.4)	—	0.4
Gain on sale of business (see Note 4 of the Consolidated Financial Statements)	—	—	—	—	(205.4)	(205.4)
Other income, net	$(10.7)	$(9.9)	$0.8	$(58.5)	$(261.0)	$(202.5)

Other income, net, decreased $202.5 million for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017 due to the gain on the sale of the CHSA and COBRA businesses in the nine months ended March 31, 2017.

Earnings before Income Taxes

Earnings before income taxes, as reported, increased 3% for the three months ended March 31, 2018 primarily due to the increases in revenues and increases in expenses discussed above. Overall margin decreased from 24.3% in the three months ended March 31, 2017 to 23.1% in the three months ended March 31, 2018 primarily due to charges related to our transformation initiatives, the costs related to acquisitions completed in fiscal 2018, and incremental pressure from growth in our pass-through revenues in the three months ended March 31, 2018. These decreases were offset by operational and selling efficiencies in the three months ended March 31, 2018.

Earnings before income taxes, as reported, decreased 8% for the nine months ended March 31, 2018 primarily due to the gain on the sale of the CHSA and COBRA businesses in the nine months ended March 31, 2017 offset by the increases in revenues and increases in expenses discussed above. Overall margin decreased from 23.0% in the nine months ended March 31, 2017 to 19.7% in the nine months ended March 31, 2018 primarily due to the gain on the sale of the CHSA and COBRA businesses in the nine months ended March 31, 2017, the costs related to acquisitions completed in fiscal 2018, and incremental pressure from growth in our pass-through revenues in the nine months ended March 31, 2018. These drivers were offset by operational and selling efficiencies in the nine months ended March 31, 2018.

Adjusted EBIT

Adjusted EBIT excludes, as applicable, the impact of the charges related to our transformation initiatives, non-operational costs related to proxy contest matters, and the gain on the sale of the CHSA and COBRA businesses in the respective periods for the three and nine months ended March 31, 2018 and March 31, 2017.

For the three months ended March 31, 2018, adjusted EBIT increased 8% due to the increases in revenues and expenses discussed above. Overall adjusted EBIT margin decreased from 24.6% in the three months ended March 31, 2017 to 24.4% in the three months ended March 31, 2018 due to the costs related to acquisitions and incremental pressure from growth in our pass-through revenues partially offset by operational and selling efficiencies.

For the nine months ended March 31, 2018, adjusted EBIT increased 3% due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin decreased from 21.6% in the nine months ended March 31, 2017 to 20.7% in the nine months ended March 31, 2018 due to the costs related to acquisitions and incremental pressure from growth in our pass-through revenues partially offset by operational and selling efficiencies.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2018 and 2017 was 24.6% and 29.0%, respectively. The decrease in the effective tax rate is primarily due to the impacts of the Act, the release of reserves for uncertain tax positions, and the benefit of a tax accounting method change filed with the IRS in the three months ended March 31, 2018, partially offset by the impact of a benefit in the prior period due to tax incentives associated with the domestic production activity deduction and research tax credit.
The effective tax rate for the nine months ended March 31, 2018 and 2017 was 23.1% and 31.5%, respectively. The decrease in the effective tax rate is primarily due to the impacts of the Act and the release of reserves for uncertain tax positions, partially offset by the impacts in the prior period of the sale of the CHSA and COBRA businesses and the impact of a benefit due to tax incentives associated with the domestic production activity deduction and research tax credit. Refer to Note 13, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.
Adjusted Provision for Income Taxes

Adjusted provision for income taxes excludes the impact of, as applicable, the one-time net benefit as a result of the Act, the tax effects of the charges related to our transformation initiatives, non-operational costs related to proxy contest matters and the gain on the sale of the CHSA and COBRA businesses in the three and nine months ended March 31, 2018 and March 31, 2017.

The adjusted effective tax rate for the three months ended March 31, 2018 and 2017 was 24.3% and 29.0%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the blended federal corporate statutory tax rate to 28.1% from 35% as a result of the Act, the release of reserves for uncertain tax positions, and the benefit of a tax accounting method change filed with the IRS in the three months ended March 31, 2018, partially offset by the impact of a benefit due to tax incentives associated with the domestic production activity deduction and research tax credit in the three months ended March 31, 2017.

The adjusted effective tax rate for the nine months ended March 31, 2018 and 2017 was 25.4% and 30.7%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the blended federal corporate statutory tax rate to 28.1% from 35% as a result of the Act in the nine months ended March 31, 2018 and the release of reserves for uncertain tax positions, offset by the impact of a benefit in the prior period due to tax incentives associated with the domestic production activity deduction and research tax credit.

Net Earnings and Diluted Earnings per Share

Net earnings, as reported, increased 9% for the three months ended March 31, 2018 due to the reduction in our effective tax rate described above combined with the increase in earnings before income taxes when compared to the three months ended March 31, 2017.

Net earnings, as reported, increased 3% for the nine months ended March 31, 2018 due to the reduction in our effective tax rate described above partially offset by the decrease in earnings before income taxes when compared to the nine months ended March 31, 2017.

For the three and nine months ended March 31, 2018, diluted earnings per share reflects the increase in net earnings and the impact of fewer shares outstanding as a result of the repurchase of 5.3 million shares during the nine months ended March 31, 2018 and the repurchase of 13.5 million shares in fiscal 2017, offset by shares issued under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 15% and 11% for the three and nine months ended March 31, 2018, respectively, when compared to the three months and nine months ended March 31, 2017, respectively, due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above.

For the three and nine months ended March 31, 2018, adjusted diluted earnings per share reflects the increase in adjusted net earnings and the impact of fewer shares outstanding as a result of the repurchase of 5.3 million shares during the nine months ended March 31, 2018 and the repurchase of 13.5 million shares in fiscal 2017, offset by shares issued under our employee benefit plans.

Analysis of Reportable Segments

	Revenues
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2018	2017	As Reported	Constant Currency Basis	2018	2017	As Reported	Constant Currency Basis
Employer Services	$2,804.1	$2,627.2	7%	5%	$7,558.1	$7,197.8	5%	4%
PEO Services	1,071.1	974.4	10%	10%	2,919.9	2,592.0	13%	13%
Other	0.2	(2.1)	n/m	n/m	(3.7)	(8.2)	n/m	n/m
Reconciling item:
Client fund interest	(182.4)	(188.7)	n/m	n/m	(467.1)	(466.7)	n/m	n/m
	$3,693.0	$3,410.8	8%	7%	$10,007.2	$9,314.9	7%	6%

	Earnings before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2018	2017	As Reported	Constant Currency Basis	2018	2017	As Reported	Constant Currency Basis
Employer Services	$1,022.5	$963.0	6%	5%	$2,375.5	$2,300.1	3%	2%
PEO Services	136.3	120.0	14%	14%	381.3	341.5	12%	12%
Other	(123.8)	(66.4)	n/m	n/m	(323.2)	(32.2)	n/m	n/m
Reconciling item:
Client fund interest	(182.4)	(188.7)	n/m	n/m	(467.1)	(466.7)	n/m	n/m
	$852.6	$827.9	3%	2%	$1,966.5	$2,142.7	(8)%	(9)%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 7% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Revenues increased primarily due to new business started from new business bookings. Our revenue growth includes two percentage points of benefit from foreign currency and one percentage point of benefit from the impact of the acquisitions completed in fiscal 2018. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.9% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Our worldwide client revenue retention rate for the three months ended March 31, 2018 increased 170 basis points compared to the three months ended March 31, 2017.

Employer Services' revenues, as reported, increased 5% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. Revenues increased primarily due to new business started from new business bookings. Our revenue growth includes two percentage points of combined benefit from foreign currency and acquisitions, partially offset by the impact of the disposition of our COBRA and CHSA businesses during the nine months ended March 31, 2017. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.6% for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Our worldwide client revenue retention rate for the nine months ended March 31, 2018 increased 100 basis points. This improvement was driven by higher retention on our cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former CHSA business during the nine months ended March 31, 2017.

Earnings before Income Taxes

Employer Services’ earnings before income taxes, as reported, increased 6% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was due to increased revenues discussed above partially offset by an increase in expenses of $117.4 million, primarily due to investments in implementation and operational resources to support our revenue growth coupled with the impact of foreign currency and costs related to acquisitions completed in fiscal 2018.

Employer Services' overall margin decreased from 36.7% to 36.5% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This decrease is primarily due to charges related to acquisitions completed in fiscal 2018 offset by operational and selling efficiencies in the three months ended March 31, 2018.

Employer Services’ earnings before income taxes, as reported, increased 3% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. This increase was due to the increased revenues discussed above partially offset by an increase in expenses of $284.9 million, primarily due to investments in implementation and operational resources to support our revenue growth coupled with investments in our sales force in the nine months ended March 31, 2018.

Employer Services' overall margin decreased from 32.0% to 31.4% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. This decrease is primarily due to the im-pact of the costs related to acquisitions completed in fiscal 2018 offset by operational efficiencies in the nine months ended March 31, 2018.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 10% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. Such revenues include pass-through costs of $821.9 million for the three months ended March 31, 2018 and $746.7 million for the three months ended March 31, 2017, associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 9% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients as well as higher benefit pass-through revenues in our PEO benefit offerings.

PEO Services' revenues, as reported, increased 13% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. Such revenues include pass-through costs of $2,213.5 million for the nine months ended March 31, 2018 and $1,954.5 million for the nine months ended March 31, 2017, associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 10% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients as well as higher benefit pass-through revenues in our PEO benefit offerings.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 14% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $80.4 million. The increase in expenses is primarily related to an increase in pass-through costs of $75.2 million described above. Overall margin increased from 12.3% to 12.7% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, due to reductions in selling expense.

PEO Services' earnings before income taxes increased 12% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017. The increase was due to the increased revenues discussed above, which is partially offset by an increase in expenses of $288.1 million. The increase in expenses is primarily related to an increase in pass-through costs of $259.0 million described above. Overall margin decreased from 13.2% to 13.1% for the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017 due to pressure from growth in our pass-through revenues partially offset by reductions in selling expense.

Other

The primary components of the “Other” segment are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity, certain charges and expenses that have not been allocated to the reportable segments. Changes to the allocation methodology for certain corporate level allocations have been adjusted in both the current period and the prior period in the table above and did not materially affect reportable segment results.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. The premiums charged from ADP Indemnity to PEO Services are eliminated in the Other segment. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity and included in the Other segment.  For the fiscal years 2013 to 2018, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During the nine months ended March 31, 2018, ADP Indemnity paid a premium of $235.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2018 policy year on terms substantially similar to the fiscal 2017 reinsurance policy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations together with our $9.5 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures. Additionally, we will benefit from the Act which offers us additional financial flexibility. Our estimated fiscal 2018 adjusted effective tax rate is 26.2% and we anticipate a future adjusted effective tax rate, excluding one time items, of 25% to 26% beyond fiscal 2018. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning capital to shareholders through dividends and share buybacks, among other potential uses.

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

As of March 31, 2018, cash and cash equivalents were $2.3 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2018 and 2017, are summarized as follows:

	Nine Months Ended
	March 31,
	2018	2017 *As Adjusted	$ Change
Cash provided by (used in):
Operating activities	$1,810.0	$1,668.7	$141.3
Investing activities	(1,958.0)	(954.7)	(1,003.3)
Financing activities	5,358.2	(986.5)	6,344.7
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	53.1	(81.1)	134.2
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,263.3	$(353.6)	$5,616.9

*See Note 2 of our Consolidated Financial Statements for a summary of adjustments.

Net cash flows provided by operating activities for the nine months ended March 31, 2018 and March 31, 2017 increased primarily due to growth in our business partially offset by unfavorable changes in the components of working capital as compared to the nine months ended March 31, 2017.

Net cash flows from investing activities changed due to the timing of proceeds from corporate and client funds marketable securities of $224.8 million, payments made related to acquisitions, purchases of intangibles and capital expenditures during the nine months ended March 31, 2018, offset by proceeds from the sale of the CHSA and COBRA businesses of $234.0 million in the nine months ended March 31, 2017.

Net cash flows from financing activities changed due to a net increase in client fund obligations of $6,063.5 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees.

We purchased 5.3 million shares of our common stock at an average price per share of $110.79 during the nine months ended March 31, 2018, as compared to purchases of 10.4 million shares at an average price per share of $92.49 during the nine months ended March 31, 2017.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.5 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 ("P-1") by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended March 31, 2018 and 2017, our average daily borrowings were $1.0 billion and $1.1 billion, respectively, at weighted average interest rates of 1.5% and 0.7%, respectively. For the nine months ended March 31, 2018 and 2017, our average daily borrowings were $2.8 billion and $3.2 billion, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. The weighted average maturity of our commercial paper during the three and nine months ended March 31, 2018 was approximately one day and two days, respectively. At March 31, 2018 and June 30, 2017, we had no outstanding obligations under our short-term commercial paper program.

Our U.S. and Canadian short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2018 and June 30, 2017, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended March 31, 2018 and 2017, we had average outstanding balances under reverse repurchase agreements of $99.0 million and $145.0 million, respectively, at weighted average interest rates of 1.2% and 0.5%, respectively. For the nine months ended March 31, 2018 and 2017, we had average outstanding balances under reverse repurchase agreements of $389.5 million and $258.1 million, respectively, at weighted average interest rates of 1.1% and 0.5%, respectively. See Note 8 of our Consolidated Financial Statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.5 billion, 364-day credit agreement that matures in June 2018 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2022 and June 2021, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through March 31, 2018 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.5 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

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

Capital expenditures for the nine months ended March 31, 2018 were $143.4 million, as compared to $180.2 million for the nine months ended March 31, 2017.  Capital expenditures for fiscal 2018 are expected to be about $200 million, as compared to $249.1 million in fiscal 2017.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents and long-term marketable securities) and client funds assets (funds that have been collected from clients but not yet been remitted to the applicable tax authorities or client employees).

Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade marketable securities.  These assets are available for repurchases of common stock for treasury and/or acquisitions, as well as other corporate operating purposes.  All of our long-term fixed-income securities are classified as available-for-sale securities.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Average investment balances at cost:
Corporate investments	$2,976.0	$3,964.8	$5,082.3	$6,126.7
Funds held for clients	28,817.1	27,312.6	24,129.6	22,721.6
Total	$31,793.1	$31,277.4	$29,211.9	$28,848.3

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.5%	1.0%	1.6%	1.2%
Corporate investments	1.9%	1.6%	1.9%	1.7%
Total	1.8%	1.6%	1.8%	1.6%

Realized gains on available-for-sale securities	$(1.3)	$(0.6)	$(1.9)	$(3.1)
Realized losses on available-for-sale securities	1.6	0.8	3.2	2.0
Net realized losses/(gains) on available-for-sale securities	$0.3	$0.2	$1.3	$(1.1)

	March 31, 2018	June 30, 2017
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(296.8)	$102.5

Total available-for-sale securities at fair value	$22,502.7	$21,901.1

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio increased from 1.6% for the nine months ended March 31, 2017 to 1.8% for the nine months ended March 31, 2018.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2019.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2019.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 80% of our available-for-sale securities held a AAA or AA rating at March 31, 2018.  In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had a derivative financial instrument outstanding at March 31, 2018 to hedge exposure to an intercompany dividend payable in a foreign currency. This instrument was subsequently settled in April 2018 for an amount not material to our financial statements. We had no derivative financial instruments outstanding at June 30, 2017.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2018	58,060	$116.28	54,853	21,285,151

February 1 to 28, 2018	471,890	$114.85	470,318	20,814,833

March 1 to 31, 2018	1,207,836	$115.21	1,206,665	19,608,168
Total	1,737,786		1,731,836

(1)  During the three months ended March 31, 2018, pursuant to the terms of the Company's restricted stock program, the Company purchased 5,950 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company announced the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval	Shares
August 2015	25 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	Automatic Data Processing, Inc. amended and restated 2008 Omnibus Award Plan
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 4, 2018	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)