Form 10-K
period 2018-06-30
AUTOMATIC DATA PROCESSING INC
filed 2018-08-03
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $51,688,560,196. On July 31, 2018 there were 438,082,756 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND

General

ADP was founded in 1949 on an innovative idea: to help business owners focus on core business activities by relieving them of certain non-core tasks such as payroll. Automatic Data Processing, Inc. was incorporated in the State of Delaware in June 1961 and completed its initial public offering in September 1961. A pioneer in business process outsourcing, today we are one of the world’s leading providers of cloud-based human capital management (“HCM”) solutions to employers, offering solutions to businesses of all sizes, whether they have simple or complex needs. We serve over 740,000 clients in more than 110 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”
When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.
Available Information
Our corporate website, www.adp.com, provides materials for investors and information about our solutions and services. ADP’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and the Proxy Statements for our Annual Meetings of Stockholders are made available, free of charge, on our corporate website as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (“SEC”), and are also available on the SEC’s website at www.sec.gov. The content on any website referenced in this filing is not incorporated by reference into this filing unless expressly noted otherwise.
BUSINESS OVERVIEW

ADP’s Mission and Strategy

ADP’s mission is to power organizations with insightful solutions for clients and their employees, as digital technology, globalization and new business models reshape the way people work. As the world of work evolves, our technology, expertise and data insights deliver measurable results, peace-of-mind and an enabled, productive workforce. Our leading technology and commitment to service excellence is at the core of our relationship with each one of our clients, whether it's a small, mid-sized or large organization operating in one or multiple countries around the world. We are constantly innovating to help our clients leverage HCM solutions in order to streamline and simplify their human resources (“HR”) processes, drive better business results and manage their most important investment – their people.
Our business strategy is based on the following three strategic pillars, which are designed to position ADP as the global market leader in HCM technology and services:

•	Grow a complete suite of cloud-based HCM solutions;

•	Grow and scale our market-leading HR Outsourcing (“HRO”) solutions by leveraging our platforms and processes; and

•	Leverage our global presence to offer clients HCM solutions where ever they do business.

Reportable Segments
ADP’s two reportable business segments are Employer Services and Professional Employer Organization (“PEO”) Services. For financial data by segment and by geographic area, see Note 15 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.

Employer Services. Our Employer Services segment serves clients ranging from single-employee small businesses to large enterprises with tens of thousands of employees around the world, offering a comprehensive range of HRO and technology-based HCM solutions, including our strategic, cloud-based platforms. These solutions address critical client needs and include:

•	Payroll Services

•	Benefits Administration

•	Talent Management

•	HR Management

•	Time and Attendance Management

•	Insurance Services

•	Retirement Services

•	Compliance Services

Professional Employer Organization Services. ADP’s PEO business, called ADP TotalSource®, serves more than 12,000 clients with comprehensive employment administration outsourcing solutions through a relationship in which employees who work for a client (referred to as “worksite employees”) are co-employed by us and the client. ADP TotalSource is the largest PEO in the United States based on the number of worksite employees, serving more than 530,000 worksite employees in all 50 states, and operates as a Certified Professional Employer Organization under the United States Internal Revenue Code.
PRODUCTS AND SERVICES

Employer Services’ Products and Services

Human Capital Management. In order to serve the unique needs of diverse types of businesses and workforce models, ADP provides a range of solutions which businesses of all types and sizes can use to activate talent and lead organizational change as they recruit, pay, manage, and retain their workforce. We serve more than 630,000 clients via ADP’s cloud-based strategic software as a service (“SaaS”) offerings, which reduce complexity through simplicity, scale and flexibility. As a leader in the growing HR Outsourcing market, we offer seamless solutions that enable our clients to outsource their HR, time and attendance, payroll, benefits administration and talent management functions to ADP.
Through innovative offerings like the ADP® DataCloud we provide clients with in-depth, workforce and business insights driven by big data. Through the ADP DataCloud, we also provide clients with a workforce intelligence engine that enables critical HR decisions that power workforce and business productivity, performance and alignment. For example, ADP’s Pay Equity Explorer combines analytics and benchmarking to help employers gain a better understanding of potential gender or race pay gaps and provide them with real, aggregated and anonymized market data to understand how their compensation for a particular job compares to other employers.
Our innovative payment offerings support employers’ need for flexible payment solutions due to macro trends, including the rise of the contingent workforce or “gig economy,” that are reshaping the employment landscape. Wisely by ADP™ is our latest advancement in the future of pay. Following our acquisition of Global Cash Card, we launched the Wisely Pay by ADP payroll card, a network-branded payroll card and digital account that enables employers to disburse payroll to their employees, and enables employees to access their payroll funds immediately, including via a network member bank or an ATM, make purchases or pay bills, load additional funds onto the card, such as tax refunds and military pensions, and transfer funds to a bank account in the United States. We also launched Wisely Direct by ADP, a network-branded general purpose reloadable card and digital account, that offers similar features and functionality as Wisely Pay by ADP but is offered directly to consumers. Our digital card offerings are true banking alternatives that feature innovative services such as savings, digital wallet and other financial management features.
Through our acquisition of WorkMarket®, a cloud-based workforce management solutions provider, ADP became the first HCM provider with robust freelancer management functionality and reporting insights, enabling clients to effectively manage their extended workforce.

In addition, our mobile applications enable businesses to process their payroll, and give approximately 17 million of our clients’ employees and freelancers convenient access to their payroll and HR information through a variety of mobile device platforms, around the world and in more than 27 languages. ADP has also opened access for developers and system integrators to certain of our platforms’ Application Programming Interface libraries through the ADP Marketplace. With ADP Marketplace, clients can integrate employee data from ADP core services across their other business systems, providers or platforms. This access enables the exchange of client data housed in ADP's databases, and creates a unified HCM ecosystem for clients informed by a single, comprehensive repository of their workforce data.
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement:

•
RUN Powered by ADP® is used by more than 570,000 small businesses in the United States. It combines a software platform for managing small business payroll, HR management and tax compliance administration, with 24/7 service and support from our team of small business experts. RUN Powered by ADP also integrates with other ADP solutions, such as time and attendance management, workers’ compensation insurance premium payment plans, and retirement plan administration systems.

•
ADP Workforce Now® is a flexible HCM solution used by more than 60,000 mid-sized and large businesses in North America to manage their employees. More businesses use ADP Workforce Now than any other HCM solution designed for both mid-sized and large businesses.

•
ADP Vantage HCM® is a solution for large enterprises in the United States. It offers a comprehensive set of HCM capabilities within a single solution that unifies the five major areas of HCM: HR management, benefits administration, payroll services, time and attendance management, and talent management.

•
ADP GlobalView® HCM is a solution for multinational organizations of all sizes. As an integrated and flexible infrastructure supported by a team of experts, ADP GlobalView HCM allows companies of all sizes – from those with small and mid-sized operations to the largest multinational corporations – to standardize their HCM strategies globally (including payroll, HR, talent, time and labor, and benefits management) and adapt to changing local needs, while helping to drive overall organizational agility and engagement.

•
Outside the United States, ADP offers comprehensive HCM solutions on local, country-specific platforms. These suites of services offer various combinations of payroll services, HR management, time and attendance management, talent management and benefits management, depending on the country in which the solution is provided.

Payroll Services. ADP pays approximately 26 million (approximately 1 out of every 6) workers in the United States, and approximately 14 million workers outside the United States. ADP provides flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. ADP provides employers with a wide range of payroll options, including entering their payroll data online with an Internet-based solution, using a mobile device or outsourcing their entire payroll process to ADP. ADP also enables its clients to connect their major enterprise resource planning (“ERP”) applications with ADP’s payroll services. Employers can choose a variety of payroll payment options including ADP’s electronic wage payment and, in the United States, payroll card solutions and digital accounts. On behalf of our clients in the United States, ADP prepares and files federal, state and local payroll tax returns and quarterly and annual Social Security, Medicare, and federal, state and local income tax withholding reports, and prepares and files similar reports internationally. In addition, as part of our global payroll services, ADP supplies year-end regulatory and legislative tax statements and other forms to our clients’ employees. For clients in the United States who choose to process payroll in-house, ADP also offers our Compliance Solutions described below.
Benefits Administration. In the United States, ADP provides flexible solutions for employee benefits administration. These options include health and welfare administration, leave administration services, insurance carrier enrollment services, employee communication services, and dependent verification services. In addition, ADP benefits administration solutions offer employers an efficient cloud-based eligibility and enrollment system that provides their employees with tools, communications, and other resources they need to understand their benefits options and make informed choices.

Talent Management. ADP’s Talent Management solutions simplify and improve the talent acquisition, management, and activation process from recruitment to ongoing employee engagement and development. ADP’s talent acquisition solutions help employers recruit, screen and on-board talent quickly and cost effectively. Employers can also meet their hiring needs by outsourcing their internal recruitment function to ADP. ADP’s talent management solutions provide performance, learning, succession and compensation management tools that help employers align goals to outcomes, while enabling managers to identify and mitigate potential retention risks. ADP’s talent activation solutions include tools, such as ADP’s StandOut® and Compass™ solutions, which provide team leaders with data and insights to drive employee engagement and leadership development, which in turn help clients drive employee performance while reliably measuring the impact in relation to business outcomes.
Human Resources Management. Commonly referred to as Human Resource Information Systems, ADP’s Human Resources Management Solutions provide employers with a single system of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, including employee names, addresses, job types, salary grades, employment history, and educational background. ADP’s Human Resources Management Solutions can also be combined with ADP’s Talent Management Solutions and other HCM offerings.
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
Retirement Services. ADP Retirement Services helps employers in the United States administer various types of retirement plans, such as 401(k) (including “safe harbor” 401(k) and Roth 401(k)), profit sharing (including new comparability), SIMPLE IRA, SEP IRA, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives our clients’ employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. In addition, ADP Retirement Services offers investment management services to retirement plans through ADP Strategic Plan Services, LLC, a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). ADP Retirement Services also offers trustee services through a third party.
Compliance Services. ADP’s Compliance Services provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of its clients.
ADP SmartCompliance. In the United States, ADP SmartCompliance® integrates client data delivered from ADP's integrated HCM platforms or third-party payroll, HR and financial systems into a single, cloud-based solution. ADP’s specialized teams use the data to work with clients to help them manage changing regulatory landscapes and improve business processes. ADP SmartCompliance includes service capabilities for several HCM-related compliance processes, including employment tax, wage payments, tax credits, health compliance, wage garnishments, employment verifications, and unemployment claims.
ADP SmartCompliance Employment Tax. As part of ADP’s full service employment tax services in the United States, ADP prepares and files employment tax returns on our clients’ behalf and, in connection with these services, collects employment taxes from clients and remits these taxes, as appropriate, to more than 7,100 federal, state, and local tax agencies. In our fiscal year ended June 30, 2018, ADP in the United States processed and delivered approximately 64 million employee year-end tax statements, and moved more than $1.85 trillion in client funds to taxing and other agencies and to our clients’ employees and other payees.

ADP SmartCompliance Wage Payments. In the United States, ADP offers compliant pay solutions for the modern workforce, including electronic payroll disbursement options such as payroll cards, digital accounts and direct deposit, as well as traditional payroll check offerings, that can be integrated with clients’ ERP and payroll systems.
ADP SmartCompliance - Other ADP Solutions. Our other ADP SmartCompliance solutions include:

•	Tax Credits. ADP helps clients in the United States take advantage of tax credit and incentive opportunities as they hire new employees.

•	Health Compliance. ADP helps businesses manage crucial employer-related elements of the U.S. Patient Protection and Affordable Care Act (the "Affordable Care Act").

•	Wage Garnishments. ADP offers an integrated solution to help our clients manage the wage garnishment process through integration with their payroll systems.

•	Employment Verification. ADP offers an automated solution to securely verify employment and income.

•	Unemployment Claims. ADP offers a single-source solution to help manage the entire unemployment claims process in the United States.

Professional Employer Organization Services’ Products and Services
ADP TotalSource, ADP’s PEO business, offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. In 2017, ADP TotalSource became one of the first PEOs certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. As a PEO, ADP TotalSource provides complete HR management services while the client continues to direct the day-to-day job-related duties of the employees. ADP TotalSource combines key HR management and employee benefits functions, including HR administration, employee benefits, and employer liability management, into a single-source solution:
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

The scale of ADP TotalSource allows us to deliver a variety of benefits and services with efficiency and value typically out of reach to small and mid-sized businesses. ADP TotalSource serves approximately 12,000 clients and more than 530,000 worksite employees in all 50 states.
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
We market our solutions primarily through our direct sales force. Employer Services also markets its solutions through indirect sales channels, such as marketing relationships with certified public accountants and banks, among others. None of ADP’s major business groups has a single homogeneous client base or market. While concentrations of clients exist in specific industries, no one client, industry or industry group is material to ADP’s overall revenues. ADP enjoys a leadership position in each of its major service offerings and does not believe any major service or major business unit of ADP is subject to unique market risk.
COMPETITION
The industries in which ADP operates are highly competitive. ADP knows of no reliable statistics by which it can determine the number of its competitors, but it believes that it is one of the largest providers of HCM solutions in the world. Employer Services competes with other business outsourcing companies, companies providing ERP services, providers of cloud-based HCM solutions and financial institutions. PEO Services competes with other PEOs providing similar services, as well as business outsourcing companies, companies providing ERP services and providers of cloud-based HCM solutions. Other competitive factors include a company’s in-house function, whereby a company installs and operates its own HCM system.
Competition for business outsourcing solutions is primarily based on product and service quality, reputation, ease of use and accessibility of technology, breadth of offerings, and price. We believe that ADP is competitive in each of these areas and that our leading-edge technology, together with our commitment to service excellence, distinguishes us from our competitors.

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
As one of the world’s largest providers of HCM solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy, data protection and cybersecurity-related laws, including federal, state and foreign security breach notification laws with respect to both our own employee data and client employee data. The changing nature of these laws in the United States, Europe and elsewhere, including the adoption by the European Union (the “EU”) of the General Data Protection Regulation (the "GDPR"), will impact our processing of personal information of our employees and on behalf of our clients. The GDPR, which became effective in May 2018, imposes stricter and more comprehensive requirements on us as both a data controller and data processor. As part of our overall data protection compliance program, including with respect to data protection laws in the EU, in February 2018 we obtained approval from all 28 EU Data Protection Authorities to implement Binding Corporate Rules (“BCRs”). Compliance with our BCRs will permit us to process and transfer personal data across borders in accordance with GDPR and other data protection laws in the EU. In addition, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our insurance services businesses and ADP TotalSource.
As part of our payroll and payroll tax management services, we move client funds to taxing authorities, our clients’ employees, and other payees via electronic transfer, direct deposit, prepaid access and ADPCheck. Some elements of our U.S. money transmission activities, including our electronic payment and prepaid access (payroll pay card) offerings, are subject to certain licensing requirements. In addition, our U.S. prepaid access offering is subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Elements of our money transmission activities outside of the United States are subject to similar licensing and anti-money laundering and reporting laws and requirements in the countries in which we provide such services. Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to limited obligations and responsibilities of an employer under federal and state tax, insurance and employment laws. In April 2017, we formed a registered investment adviser that provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor.
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
CLIENTS AND CLIENT CONTRACTS
ADP provides its services to more than 740,000 clients. In fiscal 2018, no single client or group of affiliated clients accounted for revenues in excess of 2% of ADP’s annual consolidated revenues.

ADP is continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients can vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally six to nine months). In some cases, the period may exceed two years for a large, multi-country GlobalView client or other large, complicated implementation. Although we monitor sales that have not yet been installed, we do not view this metric as material to an understanding of our overall business in light of the recurring nature of our business. This metric is not a reported number, but it is used by management as a planning tool to allocate resources needed to install services, and as a means of assessing our performance against the expectations of our clients. In addition, some of our products and services are sold under longer term contracts with initial terms ranging from two to seven years. However, this anticipated future revenue under contract is not a significant portion of ADP’s expected future revenue, is not a meaningful indicator of our future performance and is not material to management's estimate of ADP’s future revenue.
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
SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2018, 2017, and 2016, ADP invested approximately $1 billion, $859 million, and $818 million, respectively, from continuing operations, in systems development and programming, which includes expenses for activities such as client migrations to our new strategic platforms, the development of new products and maintenance of our existing technologies, including purchases of new software and software licenses.
LICENSES
ADP is the licensee under a number of agreements for computer programs and databases. ADP’s business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to ADP’s business as a whole.
NUMBER OF EMPLOYEES
ADP employed approximately 57,000 persons as of June 30, 2018.

Item 1A. Risk Factors
Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. The risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. The level of importance of each of the following risks may vary from time to time, and any of these risks may have a materially adverse effect on our business, results of operations or financial condition.
Failure to comply with, or changes in, laws and regulations applicable to our businesses could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences

Our business is subject to a wide range of complex U.S. and foreign laws and regulations, including, but not limited to, the laws and regulations described in the “Industry Regulation” section in Part I, Item 1 of this Annual Report on Form 10-K. Failure to comply with laws and regulations applicable to our operations or client solutions and services could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and the imposition of consent orders or civil and criminal penalties, including fines, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business.  For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities.  Changes in taxation regulations could adversely affect our effective tax rate and our net income.  Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business.  Health care reform under the Affordable Care Act, related state laws, and the regulations thereunder, as well as the uncertainty surrounding the Affordable Care Act, have the potential to further impact the health insurance market for our PEO business and the demand for our health care compliance solutions.  We are unable to determine the additional impact that any of this will have on our PEO business, our ability to attract and retain PEO clients or demand for our health care compliance solutions.
Amendments to money transmitter statutes have required us to obtain licenses in some jurisdictions. The adoption of new money transmitter statutes in other jurisdictions, changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, or disagreement by a regulatory authority with our interpretation of such statutes or regulations, could require additional registration or licensing, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties. These occurrences could also require changes to the manner in which we conduct some aspects of our money movement business or client funds investment strategy, which could adversely impact interest income from investing client funds before such funds are remitted.
Failure to comply with anti-corruption laws and regulations, anti-money laundering laws and regulations, economic and trade sanctions, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which could adversely impact our business.  We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others.  In addition, some of our businesses in the U.S. and a number of countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as money transmitters and providers of prepaid access), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) as a provider of prepaid access pursuant to a FinCEN regulation.
We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading and enhancing certain of our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators.  Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on our results of operation or financial condition. Further, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operation or financial condition.
Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
The collection, hosting, transfer, disclosure, use, storage and security of personal information required to provide our services is subject to federal, state and foreign privacy, data protection and cyber security laws. These laws, which are not uniform, do one or more of the following: regulate the collection, transfer (including in some cases, the transfer outside the country of collection), processing, storage, security, use, disclosure and disposal of personal information; require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and prevent the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The European Union (the “EU”) General Data Protection Regulation (the “GDPR”), which became effective in May 2018, is one of the most comprehensive of these laws. As part of our overall data protection compliance program, in February 2018 we obtained approval from all 28 EU Data Protection Authorities to implement Binding Corporate Rules (“BCRs”) as both a data processor and data controller, which permits us to process and transfer personal data across borders in compliance with EU data protection laws. Complying with these laws and requirements, including the enhanced obligations imposed by the GDPR and our BCRs, may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability.
Our businesses collect, host, transfer, disclose, use, store and secure personal and business information, and collect, store and transmit client funds, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs, cause losses and adversely affect our results of operations
In connection with our business, we collect, host, transfer, disclose, use, store and secure large amounts of personal and business information about our clients, employees of our clients, our vendors and our employees, contractors and temporary staff, including payroll information, health care information, personal and business financial data, social security numbers and their foreign equivalents, bank account numbers, tax information and other sensitive personal and business information. We also collect and transmit significant amounts of funds from the accounts of our clients to their employees, taxing authorities and others.
We are focused on ensuring that we safeguard and protect personal and business information and client funds, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, globally, attacks on information technology systems continue to grow in frequency, complexity and sophistication, and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Although this is a global problem, it may affect our businesses more than other businesses because malevolent third parties may focus on the amount and type of personal and business information that our businesses collect, host, use, transmit and store, and the clients funds that we collect and transmit.
We have programs in place to prevent, detect and respond to data or cyber security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving these third parties or our employees, contractors, and temporary staff. As these threats continue to evolve and increase, we may be required to invest significant additional resources to modify and enhance our information security and controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation or effectiveness of any safeguards by our clients, vendors or partners, and, in any event, third parties may be able to circumvent those security measures. Information obtained by malevolent parties resulting from successful attacks against our clients, vendors, partners or other third parties may, in turn, be used to attack our information technology systems.
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, theft of non-public or other sensitive information, or similar act by a malevolent party, or inadvertent acts or inactions by our employees, contractors or temporary staff, could result in the disclosure or misuse of confidential personal or business information or the theft of client funds, and could have a materially adverse effect on our business or results of operations, or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider.
Although we believe that we maintain a robust program of information security and controls and none of the data or cyber security incidents that we have encountered to date have materially impacted us, a data or cyber security incident could have a materially adverse effect on our business, results of operations, financial condition and reputation. While ADP maintains insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address losses or claims that may arise in connection with certain aspects of data and cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of data and cyber risk.
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
A disruption of our data centers could have a materially adverse effect on our business
We host our applications and serve our clients from data centers that we operate and from data centers operated by third-party vendors. If any of our or our third-party vendors' data centers fail or become disabled, even for a limited period of time, our businesses could be disrupted and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention, or damage to our reputation, any of which could have a material adverse effect on our results of operation or financial condition. In addition, our third-party vendors may cease providing data center facilities or services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operation or financial condition.
If we fail to protect our intellectual property rights, it could materially adversely affect our business and our brand
Our ability to compete and success depend, in part, upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, customers, vendors, partners and others to protect our intellectual property rights. We may need to devote significant resources, including cybersecurity resources, to monitoring our intellectual property rights. In addition, the steps we take to protect our intellectual property rights may be inadequate or ineffective, or may not provide us with a significant competitive advantage. Our intellectual property could be wrongfully acquired as a result of a cyber-attack or other wrongful conduct by employees or third parties. Litigation brought to protect and enforce our intellectual property rights could be costly and time-consuming. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights which may be successful.

We may be sued by third parties for infringement of their proprietary rights
There is considerable intellectual property development activity in our industry. Third parties, including our competitors, may own or claim to own intellectual property relating to our products or services and may claim that we are infringing their intellectual property rights. We may be found to be infringing upon such rights, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, obtain licenses, modify applications, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers, vendors or partners in connection with any such claim or litigation. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming.
If we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, the demand for our solutions and services may diminish
Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our existing solutions and services. If we fail to respond successfully to technology challenges and client needs and preferences, the demand for our solutions and services may diminish.
We may not realize the expected benefits from our business transformation initiatives, and these efforts could have a materially adverse effect on our business, operations, financial results and competitive position
We have been and will be undertaking certain transformation initiatives, which are designed to streamline our organization, extend our world-class distribution and strengthen our talent and culture, while supporting our revenue growth, margin improvement and productivity. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed or not realized and our business, operations and competitive position could be adversely affected. These initiatives, or our failure to successfully manage them, could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition, and results of operations.
Political and economic factors may adversely affect our business and financial results
Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on HCM services or renegotiating their contracts with us, which may adversely affect our business and financial results.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 8 of its processing/print centers, and 18 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,512,155 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 6,401,280 square feet worldwide, expire at various times up to the year 2029. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.
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
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant's Common Equity
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. The following table sets forth the reported high and low sales prices of the Company’s common stock reported on the NASDAQ Global Select Market and the cash dividends per share of common stock declared during each quarter for the two most recent fiscal years. As of June 30, 2018, there were 39,613 holders of record of the Company’s common stock. As of such date, 562,262 additional holders held their common stock in “street name.”

	Price Per Share		Dividends
	High	Low	Per Share
Fiscal 2018 quarter ended

June 30	$141.52	$111.78	$0.690
March 31	$125.24	$107.61	$0.630
December 31	$119.39	$108.53	$0.630
September 30	$121.77	$100.51	$0.570

Fiscal 2017 quarter ended

June 30	$105.68	$95.50	$0.570
March 31	$104.61	$93.07	$0.570
December 31	$102.73	$84.03	$0.570
September 30	$93.82	$84.75	$0.530

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2018 to April 30, 2018	1,263,686	$116.50	1,262,037	18,346,131
May 1, 2018 to May 31, 2018	1,048,326	$126.92	1,048,045	17,298,086
June 1, 2018 to June 30, 2018	828,868	$135.98	816,211	16,481,875
Total	3,140,880		3,126,293

(1)
Pursuant to the terms of the Company’s restricted stock program, the Company purchased 14,587 shares at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval	Shares
August 2015	25 million
There is no expiration date for the common stock repurchase plan.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(b) assuming an initial investment of $100 on June 30, 2013, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Automatic Data Processing, Inc., the S&P 500 Index
and the S&P Information Technology Index

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
6/13
6/14
6/15
6/16
6/17
6/18
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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K. The Company uses certain non-GAAP financial measures that we believe better reflect the underlying operations of our business model, allow investors to assess our performance in a manner similar to the method used by management, and improve our ability to understand and assess our operating performance against prior periods. Refer to (A) below for additional information about our non-GAAP financial measures and our reconciliations to reported results. Additionally, prior period amounts have been adjusted to exclude discontinued operations.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2018	2017	2016	2015	2014

Total revenues	$13,325.8	$12,379.8	$11,667.8	$10,938.5	$10,226.4
Total costs of revenues	$7,842.6	$7,269.8	$6,840.3	$6,427.6	$6,041.0
Earnings from continuing operations before income taxes	$2,171.1	$2,531.1	$2,234.7	$2,070.7	$1,879.2
Net earnings from continuing operations	$1,620.8	$1,733.4	$1,493.4	$1,376.5	$1,242.6
Adjusted earnings from continuing operations before interest and income taxes (A)	$2,643.1	$2,447.6	$2,274.2	$2,061.5	$1,870.3
Adjusted net earnings from continuing operations (A)	$1,928.1	$1,665.0	$1,494.8	$1,376.5	$1,242.6

Basic earnings per share from continuing operations	$3.68	$3.87	$3.27	$2.91	$2.59
Diluted earnings per share from continuing operations	$3.66	$3.85	$3.25	$2.89	$2.57
Adjusted diluted earnings per share from continuing operations (A)	$4.35	$3.70	$3.26	$2.89	$2.57
Basic weighted average shares outstanding	440.6	447.8	457.0	472.6	478.9
Diluted weighted average shares outstanding	443.3	450.3	459.1	475.8	483.1
Cash dividends declared per share	$2.52	$2.24	$2.08	$1.95	$1.88

At year end:
Cash, cash equivalents and marketable securities of continuing operations	$2,180.5	$2,791.2	$3,222.4	$1,694.8	$3,670.3
Total assets of continuing operations	$37,088.7	$37,180.0	$43,670.0	$33,110.5	$29,629.6
Total assets	$37,088.7	$37,180.0	$43,670.0	$33,110.5	$32,059.8
Obligations under commercial paper borrowings	$—	$—	$—	$—	$2,173.0
Long-term debt	$2,002.4	$2,002.4	$2,007.7	$9.2	$11.5
Stockholders’ equity	$3,459.6	$3,977.0	$4,481.6	$4,808.5	$6,670.2

(A) Non-GAAP Financial Measures

In addition to our GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measure	U.S. GAAP Measures	Adjustments/Explanation - as applicable in the periods
Adjusted EBIT from continuing operations	Net earnings from continuing operations
- Provision for income taxes
- Gains/losses on sales of businesses and assets
- All other interest expense and income
- Transformation initiatives
- Non-operational costs related to proxy contest matters

See footnotes (a), (b), and (c)

Adjusted net earnings from continuing operations	Net earnings from continuing operations
Pre-tax and tax impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), (d), (e) and (f)

Adjusted provision for income taxes	Provision for income taxes
Tax impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (c), (d), (e), and (f)

Adjusted diluted earnings per share from continuing operations	Diluted earnings per share
EPS impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), and (f)

Adjusted effective tax rate	Effective tax rate	See footnote (g)
Constant Currency Basis	U.S. GAAP P&L line items	See footnote (h)

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

(Dollars and shares in millions, except per share amounts)
Years ended June 30,	2018	2017	2016	2015	2014

Net earnings from continuing operations	$1,620.8	$1,733.4	$1,493.4	$1,376.5	$1,242.6
Adjustments:
Provision for income taxes	550.3	797.7	741.3	694.2	636.6
All other interest expense (a)	59.4	59.3	47.9	1.5	1.6
All other interest income (a)	(25.5)	(22.4)	(13.6)	(10.7)	(10.5)
Gain on sale of businesses	—	(205.4)	(29.1)	—	—
Gain on sale of assets	—	—	(13.9)	—	—
Transformation initiatives (b)	404.8	85.0	48.2	—	—
Proxy contest matters (c)	33.3	—	—	—	—
Adjusted EBIT from continuing operations	$2,643.1	$2,447.6	$2,274.2	$2,061.5	$1,870.3

Net earnings from continuing operations	$1,620.8	$1,733.4	$1,493.4	$1,376.5	$1,242.6
Adjustments:
Gain on sale of businesses	—	(205.4)	(29.1)	—	—
Provision for income taxes on gain on sale of business (d)	—	84.0	7.3	—	—
Gain on sale of assets	—	—	(13.9)	—	—
Provision for income taxes on gain on sale of assets (e)	—	—	5.3	—	—
Transformation initiatives (b)	404.8	85.0	48.2	—	—
Income tax benefit for transformation initiatives (e)	(122.1)	(32.0)	(16.4)	—	—
Proxy contest matters (c)	33.3	—	—	—	—
Income tax benefit for proxy contest matters (e)	(10.4)	—	—	—	—
Tax Cuts and Jobs Act (f)	1.7	—	—	—	—
Adjusted net earnings from continuing operations	$1,928.1	$1,665.0	$1,494.8	$1,376.5	$1,242.6

Diluted earnings per share from continuing operations	$3.66	$3.85	$3.25	$2.89	$2.57
Adjustments:
Gain on sale of businesses	—	(0.27)	(0.05)	—	—
Gain on sale of assets	—	—	(0.02)	—	—
Transformation initiatives (b)	0.64	0.12	0.07	—	—
Proxy contest matters (c)	0.05	—	—	—	—
Tax Cuts and Jobs Act (f)	—	—	—	—	—
Adjusted diluted earnings per share from continuing operations	$4.35	$3.70	$3.26	$2.89	$2.57

(a) Our Adjusted EBIT from continuing operations continues to include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income."

(b) The charges within transformation initiatives in fiscal 2018 includes $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our Voluntary Early Retirement Program ("VERP"), severance charges related to our Service Alignment Initiative of $20.5 million, and other transformation initiatives of $47.2 million which primarily consist of severance charges totaling $41.9 million. Charges for transformation initiatives for periods prior to fiscal 2018 primarily represent severance charges related to our Service Alignment Initiative and Workforce Optimization Effort. Unlike severance charges in prior periods, which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative. Refer to Note 11 of the Consolidated Financial Statements for a description of charges associated with the VERP.

(c) Represents non-operational costs relating to proxy contest matters.

(d) The taxes on the gains on the sale of the businesses were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the year ended June 30, 2017 due to the derecognition of goodwill upon the sale of the business and for the year ended June 30, 2016 due to a previously recorded non tax-deductible goodwill impairment charge.

(e) The tax benefit/provision on the transformation initiatives, the gain on the sale of the assets, and non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(f) The one-time net provision from the enactment of the Tax Cuts and Jobs Act is comprised of a one-time transition tax on the earnings and profits of our foreign subsidiaries, accrued foreign withholding taxes on future distributions of earning and profit that may no longer be utilizable as foreign tax credits, and the recording of a valuation allowance against our foreign tax credits which may not be realized offset by the application of the newly enacted U.S. corporate tax rates to our U.S. deferred tax balances. We are still analyzing certain aspects of the Act and refining calculations, which could potentially result in the re-measurement of these balances or potentially give rise to future adjustments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining, and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; and the adequacy, effectiveness and success of our business transformation initiatives. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors,” and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

EXECUTIVE OVERVIEW

We are one of the largest providers of cloud-based Human Capital Management ("HCM") technology solutions - including payroll, talent management, Human Resources and benefits administration, and time and attendance management - to employers around the world. As a leader in this industry, we deliver on our global HCM strategy and make investments in highly strategic areas and technology in order to strengthen our underlying business model and prospects for continued growth.

Highlights from the year ended June 30, 2018 ("fiscal 2018") include:

•	Worldwide new business bookings increased 8% to $1.8 billion

•	Revenue grew 8% in fiscal 2018; Diluted earnings per share ("EPS") decreased 5% to $3.66, while adjusted diluted EPS increased 18% to $4.35

•	Our shareholder friendly actions continued as we raised our quarterly declared cash dividend by 21% and returned approximately $2.1 billion to shareholders via dividends and share repurchases

•	Completed migrations of our mid-market clients to latest version of Workforce Now

•	Executed on a VERP and created a Transformation Office to continue driving broad-based transformation initiatives

At ADP we innovate by anticipating how the world of work is transforming and how trends, such as the rising of the gig economy, impact the needs of our clients and the evolving workforce. We are reshaping the HCM industry through organic innovative development such as our next-gen platforms and our strategic acquisitions such as Global Cash Card, WorkMarket, and more recently, Celergo, Inc., a leading provider of international payroll management services. With these investments we are enhancing our position as the only global HCM provider that can help businesses address the entire worker spectrum from full-time to freelancer and hire to retire. As the payroll market continues to rapidly evolve, we continue to be focused on staying ahead of the curve. Through our investments in technology, service, and distribution, we intend to continue to build on our momentum heading into fiscal 2019.

Our new business bookings increased 8% during fiscal 2018, as compared to fiscal 2017, validating the renewed momentum in our sales force following fiscal 2017. We are confident that the investments in our sales force and products will continue to drive solid results. We remain optimistic in our ability to deliver innovative and competitive products, as well as our sales force's ability to distribute our products heading into the year ending June 30, 2019 ("fiscal 2019").

During fiscal 2018, we continued to migrate clients to our strategic platforms while making investments in R&D to provide best-in-class cloud-based HCM technology solutions to our clients. Employer Services retention was positively impacted by our focus on improving the client experience and was positively impacted by the loss of a large client within our former Consumer Health Spending Account ("CHSA") business during the fiscal year ended June 30, 2017 ("fiscal 2017"). This focus translated into strong retention on our strategic platforms and as a result, we saw Employer Services revenue retention improve 50 basis points during fiscal 2018 as compared to fiscal 2017.

Simultaneously, we continue to streamline our service organization. We remain focused on delivering results and executing on our strategy to transform our business for continued success within the competitive global HCM environment. During fiscal 2018, we incurred $20.5 million in charges for a previously announced multi-year Service Alignment Initiative intended to align our client service operations to our strategic platforms. Building upon our Service Alignment Initiative in support of our transformation goals, we are executing upon a voluntary early retirement program and have also identified additional operational improvement initiatives through the formation of our Transformation Office. These transformation initiatives support ADP’s ongoing strategy which is aimed at streamlining our operations and extending our world class distribution while leveraging our talent and culture.

We have a strong business model and operate in a growing global market. We continue to maintain a high percentage of recurring revenues and healthy margins, and retain our ability to generate consistent healthy cash flows. Our financial condition and balance sheet remain solid at June 30, 2018, with cash and cash equivalents and marketable securities of approximately $2.2 billion. We have benefited from the Tax Cuts and Jobs Act (the "Act") signed into law in late December 2017. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning cash to shareholders through dividends and share buybacks, among other potential uses.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Prior period amounts have been adjusted to exclude discontinued operations (refer to Note 1 of our Consolidated Financial Statements for additional information).

(In millions, except per share amounts)

	Years Ended			% Change
	June 30,			As Reported		Constant Currency Basis
	2018	2017	2016	2018	2017	2018	2017

Total revenues	$13,325.8	$12,379.8	$11,667.8	8%	6%	7%	6%

Costs of revenues:
Operating expenses	6,937.9	6,416.1	6,025.0	8%	6%	7%	7%
Systems development and programming costs	630.2	627.5	603.7	—%	4%	(1)%	4%
Depreciation and amortization	274.5	226.2	211.6	21%	7%	20%	7%
Total costs of revenues	7,842.6	7,269.8	6,840.3	8%	6%	7%	7%

Selling, general and administrative costs	2,971.5	2,783.2	2,637.0	7%	6%	6%	6%
Interest expense	102.7	80.0	56.2	n/m	n/m	n/m	n/m
Total expenses	10,916.8	10,133.0	9,533.5	8%	6%	7%	7%

Other expense/(income), net	237.9	(284.3)	(100.4)	n/m	n/m	n/m	n/m

Earnings from continuing operations before income taxes	$2,171.1	$2,531.1	$2,234.7	(14)%	13%	(15)%	13%
Margin	16.3%	20.4%	19.2%

Provision for income taxes	$550.3	$797.7	$741.3	(31)%	8%	(32)%	7%
Effective tax rate	25.3%	31.5%	33.2%

Net earnings from continuing operations	$1,620.8	$1,733.4	$1,493.4	(6)%	16%	(8)%	16%

Diluted earnings per share from continuing operations	$3.66	$3.85	$3.25	(5)%	18%	(6)%	18%
n/m - not meaningful

Note 1. Non-GAAP measures

In addition to our GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measure	U.S. GAAP Measures	Adjustments/Explanation - as applicable in the periods
Adjusted EBIT from continuing operations	Net earnings from continuing operations
- Provision for income taxes
- Gains/losses on sales of businesses and assets
- All other interest expense and income
- Transformation initiatives
- Non-operational costs related to proxy contest matters

See footnotes (a), (b), and (c)

Adjusted net earnings from continuing operations	Net earnings from continuing operations
Pre-tax and tax impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), (d), (e) and (f)

Adjusted provision for income taxes	Provision for income taxes
Tax impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (c), (d), (e), and (f)

Adjusted diluted earnings per share from continuing operations	Diluted earnings per share
EPS impacts of:

- Gains/losses on sales of businesses and assets
- Transformation initiatives
- Non-operational costs related to proxy contest matters
- Tax Cuts and Jobs Act

See footnotes (b), (c), and (f)

Adjusted effective tax rate	Effective tax rate	See footnote (g)
Constant Currency Basis	U.S. GAAP P&L line items	See footnote (h)

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

	Years Ended			% Change
	June 30,			As Reported		Constant Currency Basis (h)
	2018	2017	2016	2018	2017	2018	2017
Net earnings from continuing operations	$1,620.8	$1,733.4	$1,493.4	(6)%	16%	(8)%	16%
Adjustments:
Provision for income taxes	550.3	797.7	741.3
All other interest expense (a)	59.4	59.3	47.9
All other interest income (a)	(25.5)	(22.4)	(13.6)
Gain on sale of businesses	—	(205.4)	(29.1)
Gain on sale of assets	—	—	(13.9)
Transformation initiatives (b)	404.8	85.0	48.2
Proxy contest matters (c)	33.3	—	—
Adjusted EBIT from continuing operations	$2,643.1	$2,447.6	$2,274.2	8%	8%	7%	7%
Adjusted EBIT Margin	19.8%	19.8%	19.5%

Provision for income taxes	$550.3	$797.7	$741.3	(31)%	8%	(32)%	7%
Adjustments:
Gain on sale of businesses (d)	—	(84.0)	(7.3)
Gain on sale of assets (e)	—	—	(5.3)
Transformation initiatives (e)	122.1	32.0	16.4
Proxy contest matters (c)	10.4	—	—
Tax Cuts and Jobs Act (f)	(1.7)	—	—
Adjusted provision for income taxes	$681.1	$745.7	$745.1	(9)%	—%	(10)%	—%
Adjusted effective tax rate (g)	26.1%	30.9%	33.3%

Net earnings from continuing operations	$1,620.8	$1,733.4	$1,493.4	(6)%	16%	(8)%	16%
Adjustments:
Gain on sale of businesses	—	(205.4)	(29.1)
Provision for income taxes on gain on sale of business (d)	—	84.0	7.3
Gain on sale of assets	—	—	(13.9)
Provision for income taxes on gain on sale of assets (e)	—	—	5.3
Transformation initiatives (b)	404.8	85.0	48.2
Income tax benefit for transformation initiatives (e)	(122.1)	(32.0)	(16.4)
Proxy contest matters (c)	33.3	—	—
Income tax benefit for proxy contest matters (e)	(10.4)	—	—
Tax Cuts and Jobs Act (f)	1.7	—	—
Adjusted net earnings from continuing operations	$1,928.1	$1,665.0	$1,494.8	16%	11%	15%	11%

Diluted earnings per share from continuing operations	$3.66	$3.85	$3.25	(5)%	18%	(6)%	18%
Adjustments:
Gain on sale of businesses	—	(0.27)	(0.05)
Gain on sale of assets	—	—	(0.02)
Transformation initiatives (b)	0.64	0.12	0.07
Proxy contest matters (c)	0.05	—	—
Tax Cuts and Jobs Act (f)	—	—	—
Adjusted diluted earnings per share from continuing operations	$4.35	$3.70	$3.26	18%	13%	16%	13%

(a) Our Adjusted EBIT from continuing operations continues to include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as "All other interest expense" and "All other interest income."

(b) The charges within transformation initiatives for fiscal 2018 includes $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our Voluntary Early Retirement Program ("VERP"), severance charges related to our Service Alignment Initiative of $20.5 million, and other transformation initiatives of $47.2 million which primarily consist of severance charges totaling $41.9 million for fiscal 2018. Charges for transformation initiatives for periods prior to fiscal 2018 primarily represent severance charges related to our Service Alignment Initiative and Workforce Optimization Effort. Unlike severance charges in prior periods, which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative. Refer to Note 11 of the Consolidated Financial Statements for a description of charges associated with the VERP.

(c) Represents non-operational costs relating to proxy contest matters.

(d) The taxes on the gains on the sale of the businesses were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the year ended June 30, 2017 due to the derecognition of goodwill upon the sale of the business and for the year ended June 30, 2016 due to a previously recorded non tax-deductible goodwill impairment charge.

(e) The tax benefit/provision on the transformation initiatives, the gain on the sale of the assets, and non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(f) The one-time net provision from the enactment of the Tax Cuts and Jobs Act is comprised of a one-time transition tax on the earnings and profits of our foreign subsidiaries, accrued foreign withholding taxes on future distributions of earning and profit that may no longer be utilizable as foreign tax credits, and the recording of a valuation allowance against our foreign tax credits which may not be realized offset by the application of the newly enacted U.S. corporate tax rates to our U.S. deferred tax balances. We are still analyzing certain aspects of the Act and refining calculations, which could potentially result in the re-measurement of these balances or potentially give rise to future adjustments.

(g) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings plus our Adjusted provision for income taxes.

(h) "Constant currency basis" provides information that isolates the actual growth of our operations. "Constant currency basis" is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

Fiscal 2018 Compared to Fiscal 2017

Total Revenues

Our revenues, as reported, increased 8% in fiscal 2018. Our revenue growth includes two percentage points of combined benefit from foreign currency and acquisitions, partially offset by the impact of the disposition of our COBRA and CHSA businesses in fiscal 2017. Revenues in fiscal 2018 increased primarily due to new business started from new business bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization ("PEO") Services.

Total revenues in fiscal 2018 include interest on funds held for clients of $466.5 million, as compared to $397.4 million in fiscal 2017.  The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average interest rate earned to 1.9% in fiscal 2018, as compared to 1.7% in fiscal 2017, coupled with the increase in our average client funds balances of 5.7% to $24.3 billion in fiscal 2018 as compared to fiscal 2017.

Total Expenses

Our total expenses, as reported, increased 8% in fiscal 2018, as compared to fiscal 2017. The increase is primarily due to an increase in PEO Services pass-through costs, increased costs to service our client base in support of our growing revenue, and increases in selling expense. Total expenses also increased due to costs related to acquisitions completed in fiscal 2018, the impact of foreign currency, and costs related to proxy contest matters in fiscal 2018.

Operating expenses, as reported, increased 8% in fiscal 2018, as compared to fiscal 2017. PEO Services pass-through costs were $2,945.5 million for fiscal 2018, which included costs for benefits coverage of $2,463.1 million and costs for workers’ compensation and payment of state unemployment taxes of $482.4 million.  These pass-through costs were $2,628.4 million for fiscal 2017, which included costs for benefits coverage of $2,173.9 million and costs for workers’ compensation and payment of state unemployment taxes of $454.5 million. Additionally, operating expenses increased due to costs related to acquisitions completed in fiscal 2018, higher costs to service our client base in support of our growing revenue as well as the impact of foreign currency.

Systems development and programming costs, as reported, remained flat in fiscal 2018, when compared to the prior year, due to increased investments in product innovation and costs to develop, support, and maintain our products, impact of foreign currency translation, offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses, as reported, increased 7% in fiscal 2018, as compared to fiscal 2017.  The increase was primarily due to increases in selling expense to support our 8% new business bookings growth, charges related to our transformation initiatives, costs related to acquisitions, costs related to proxy contest matters, and the impact of foreign currency translation, offset by charges related to our transformation initiatives in fiscal 2017.

Other Expense/(Income), net

(In millions)
Years ended June 30,	2018	2017	$ Change
Interest income on corporate funds	$(83.5)	$(76.7)	$6.8
Realized gains on available-for-sale securities	(2.0)	(5.3)	(3.3)
Realized losses on available-for-sale securities	4.5	3.1	(1.4)
Gain on sale of businesses (see Note 3 of the Consolidated Financial Statements)	—	(205.4)	(205.4)
Gain on sale of assets	(0.7)	—	0.7
Voluntary Early Retirement Program (see Note 11 of the Consolidated Financial Statements)	319.6	—	(319.6)
Other expense/(income), net	$237.9	$(284.3)	$(522.2)

Other expense/(income), net, decreased $522.2 million in fiscal 2018, as compared to fiscal 2017. The decrease was primarily due to a charge for certain special termination benefits for those associates who opted into the VERP of $319.6 million in fiscal 2018 and the gain on sale of the CHSA and COBRA businesses of $205.4 million in fiscal 2017.

Earnings before Income Taxes

Earnings before income taxes decreased 14% primary due to $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our VERP in fiscal 2018 and the gain on the sale of the CHSA and COBRA businesses in fiscal 2017 offset by the increases in revenues and increases in expenses discussed above.

Overall margin decreased from 20.4% in fiscal 2017 to 16.3% in fiscal 2018 primarily due to $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our VERP in fiscal 2018, the gain on the sale of the CHSA and COBRA businesses in fiscal 2017, acquisitions completed and incremental pressure from growth in our pass-through revenues in fiscal 2018. These drivers were offset by operational and selling efficiencies in fiscal 2018.

Adjusted EBIT

In fiscal 2018, adjusted EBIT increased 8% due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin increased slightly due to operational and selling efficiencies offset by pressure from fiscal 2018 acquisitions and incremental pressure from growth in our pass-through revenues.

Provision for Income Taxes

The effective tax rate in fiscal 2018 and 2017 was 25.3% and 31.5%, respectively. The decrease in the effective tax rate is due to the impacts of the Act and the release of reserves for uncertain tax positions partially offset by the impact in the prior period of the sale of the CHSA and COBRA businesses and the impact of the benefit due to tax incentives associated with the domestic production activity deduction and research tax credit in fiscal 2017. Refer to Note 12, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2018 and 2017 was 26.1% and 30.9%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the blended federal corporate statutory tax rate to 28.1% from 35% as a result of the Act and the release of reserves for uncertain tax positions in fiscal 2018, partially offset by the impact of a benefit due to tax incentives associated with the domestic production activity deduction and research tax credit in fiscal 2017.

Net Earnings and Diluted EPS

Net earnings, as reported, decreased 6% in fiscal 2018 due to $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our VERP in fiscal 2018 and the gain on the sale of the CHSA and COBRA businesses in fiscal 2017 offset by the reduction in our effective tax rate described above and an increase in our underlying earnings before income taxes, when compared to fiscal 2017.

Diluted earnings per share decreased 5% to $3.66 in fiscal 2018, as compared to $3.85 in fiscal 2017. Diluted earnings per share reflects the decrease in net earnings offset by the impact of fewer shares outstanding, resulting from the repurchase of approximately 8.5 million shares in fiscal 2018 and 13.5 million shares in fiscal 2017, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

Adjusted net earnings increased 16% in fiscal 2018 due to the increase in adjusted EBIT combined with the reduction in our effective tax rate described above when compared to fiscal 2017.

For fiscal 2018, our adjusted diluted EPS reflects the changes described above in our net earnings and shares outstanding.

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

Other Income, net

(In millions)
Years ended June 30,	2017	2016	$ Change
Interest income on corporate funds	$(76.7)	$(62.4)	$14.3
Realized gains on available-for-sale securities	(5.3)	(5.1)	0.2
Realized losses on available-for-sale securities	3.1	10.1	7.0
Gain on sale of businesses (see Note 3 of the Consolidated Financial Statements)	(205.4)	(29.1)	176.3
Gain on sale of assets	—	(13.9)	(13.9)
Other income, net	$(284.3)	$(100.4)	$183.9

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

Earnings from Continuing Operations before Income Taxes

Earnings from continuing operations before income taxes increased 13% due to the gain on the sale of the CHSA and COBRA businesses as well as the increases in revenues and expenses discussed above, partially offset by the net impact of the Service Alignment Initiative and Workforce Optimization Effort charges in fiscal 2017 and 2016. Overall margin increased from 19.2% in fiscal 2016 to 20.4% in fiscal 2017 primarily due to the gain on the sale of the CHSA and COBRA businesses, and operating efficiencies, partially offset by the net charges related to the Service Alignment Initiative and Workforce Optimization Effort in fiscal 2017 and 2016, the gain on the sale of the assets and the gain on the sale of AMD in fiscal 2016, and additional interest expense related to our September 2015 $2.0 billion senior note issuance in fiscal 2016.

Adjusted EBIT

Adjusted EBIT excludes certain interest amounts, the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative and the Workforce Optimization Effort, and the gain on the sale of the assets and the gain on the sale of the AMD business in fiscal 2016.

Adjusted EBIT increased 8% due to the increases in revenues and expenses discussed above. Overall Adjusted EBIT margin increased from 19.5% in fiscal 2016 to 19.8% in fiscal 2017 due to operating efficiencies partially offset by 20 basis points of pressure from dual operation costs related to our Service Alignment Initiative.

Provision for Income Taxes

The effective tax rate in fiscal 2017 and 2016 was 31.5% and 33.2%, respectively. The decrease in the effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 210 basis points in fiscal 2017 and the adoption of Accounting Standards Update ("ASU") 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation, which decreased our effective tax rate by 130 basis points in fiscal 2017. These decreases were partially offset by the impact of the sale of the CHSA and COBRA businesses and a lower benefit related to the usage of foreign tax credits in fiscal 2017.

Adjusted Provision for Income Taxes

The effective tax rate, adjusted for the gain on the sale of the CHSA and COBRA businesses, the impact of the charges related to the Service Alignment Initiative and Workforce Optimization Effort, the gain on the sale of the assets and the gain on the sale of the AMD business in fiscal 2016, for fiscal 2017 and 2016 was 30.9% and 33.3%, respectively. The decrease in the adjusted effective tax rate is due to tax incentives associated with the domestic production activity deduction and research tax credit for prior tax years which decreased our effective tax rate by 220 basis points in fiscal 2017 and the adoption of ASU 2016-09 related to the new accounting guidance for excess tax benefits on stock-based compensation, which decreased our effective tax rate by 130 basis points in fiscal 2017. This decrease was offset by a lower benefit related to the usage of foreign tax credits in fiscal 2017.

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

ANALYSIS OF REPORTABLE SEGMENTS

Revenues

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Currency Basis
	2018	2017	2016	2018	2017	2018	2017
Employer Services	$10,057.8	$9,535.2	$9,211.9	5%	4%	4%	4%
PEO Services	3,896.6	3,483.6	3,073.1	12%	13%	12%	13%
Other	(9.4)	(10.6)	1.9	n/m	n/m	n/m	n/m
Reconciling item:
Client fund interest	(619.2)	(628.4)	(619.1)	n/m	n/m	n/m	n/m
	$13,325.8	$12,379.8	$11,667.8	8%	6%	7%	6%

Earnings from Continuing Operations before Income Taxes

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Currency Basis
	2018	2017	2016	2018	2017	2018	2017
Employer Services	$3,087.4	$2,918.5	$2,798.4	6%	4%	5%	4%
PEO Services	504.2	448.6	371.2	12%	21%	12%	21%
Other	(801.3)	(207.6)	(315.8)	n/m	n/m	n/m	n/m
Reconciling item:
Client fund interest	(619.2)	(628.4)	(619.1)	n/m	n/m	n/m	n/m
	$2,171.1	$2,531.1	$2,234.7	(14)%	13%	(15)%	13%

Employer Services

Fiscal 2018 Compared to Fiscal 2017

Revenues

Employer Services' revenues, as reported, increased 5% in fiscal 2018, as compared to fiscal 2017. Revenues increased primarily due to new business started from new business bookings. Our revenue growth includes two percentage points of combined benefit from foreign currency and acquisitions, partially offset by the impact of the disposition of our COBRA and CHSA businesses in fiscal 2017. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.7% in fiscal 2018 as compared to fiscal 2017.  Employer Services client revenue retention rate for fiscal 2018 increased 50 basis points to 90.4% as compared to our rate for fiscal 2017. This improvement was driven by higher retention across our cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former CHSA business in fiscal 2017.

Earnings from Continuing Operations before Income Taxes

Employer Services’ earnings from continuing operations before income taxes, as reported, increased 6% in fiscal 2018, as compared to fiscal 2017.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $353.7 million, primarily due to investments in operational resources to support our revenue growth coupled with increased selling expenses in fiscal 2018.

Employer Services' overall margin increased from 30.6% to 30.7% for fiscal 2018, as compared to fiscal 2017. This 10 basis point increase is primarily due to operational efficiencies in fiscal 2018, offset by the impact of acquisitions completed in fiscal 2018.

Fiscal 2017 Compared to Fiscal 2016

Revenues

Employer Services' revenues, as reported, increased 4% in fiscal 2017, as compared to fiscal 2016, which includes one percentage point of pressure from the net impact of acquisitions, the disposition of our CHSA and COBRA businesses, and foreign currency translation. Revenues increased primarily due to new business started from new business bookings. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.4% in fiscal 2017 as compared to fiscal 2016. The increases were partially offset by the impact of client losses and the sale of the CHSA and COBRA businesses during fiscal 2017. Employer Services revenue retention rate for fiscal 2017 decreased 50 basis points to 90.0% as compared to our rate for fiscal 2016, primarily driven by the lower retention on our legacy client platforms and the loss of a large client within our former CHSA business.

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

PEO Services

Fiscal 2018 Compared to Fiscal 2017

Revenues

PEO Services' revenues as reported increased 12% in fiscal 2018, as compared to fiscal 2017. Such revenues include pass-through costs of $2,945.5 million for fiscal year 2018 and $2,628.4 million for fiscal year 2017 associated with benefits coverage, workers' compensation coverage, and state unemployment taxes for worksite employees. The increase in revenues was due to a 9% increase in the average number of worksite employees, driven by an increase in the number of new PEO Services clients as well as higher benefit pass-through revenues in our PEO benefit offerings.

Earnings from Continuing Operations before Income Taxes

PEO Services’ earnings from continuing operations before income taxes increased 12% in fiscal 2018, as compared to fiscal 2017. The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $357.4 million. This increase in expenses is primarily related to an increase in pass-through costs of $317.1 million described above. Overall margin remained flat for fiscal 2018, as compared to fiscal 2017, due to pressure from growth in our pass-through revenues partially offset by reductions in selling expense.

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

Other

The primary components of “Other” are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity, certain charges and expenses that have not been allocated to the reportable segments. Changes to the allocation methodology for certain corporate level allocations, has been adjusted in both the current period and the prior period in the table above, and did not materially affect reportable segment results. Beginning in the first quarter of fiscal 2019, the Company's chief operating decision maker ("CODM") will begin reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM will begin reviewing results with changes to certain corporate allocations. These changes represent a change in the measure of segment performance. The Company will reflect these new segment measures beginning in the first quarter of fiscal 2019 and prior period segment results will be restated for comparability.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability for the PEO Services business.  Premiums are charged by ADP Indemnity to PEO Services to cover the claims expected to be incurred by the PEO Services' worksite employees. The premiums charged from ADP Indemnity to PEO Services are eliminated in Other segment. Changes in estimated ultimate incurred losses are recognized by ADP Indemnity and included in Other segment.  ADP Indemnity recorded a pre-tax benefit of approximately $40 million in fiscal 2018 and $20 million in fiscal 2017, which was primarily the result of favorable changes in estimated incurred losses. For the fiscal years 2013 to 2018, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2018, ADP Indemnity paid a premium of $235.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2018 policy year to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. ADP Indemnity paid a premium of $218.0 million in July 2018 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2019 policy year on terms substantially similar to the fiscal 2018 reinsurance policy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations together with our $9.8 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures. Additionally, we will benefit from the Act. We anticipate a future adjusted effective tax rate, excluding one-time items, of 25% to 26% beyond fiscal 2018. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning cash to shareholders through dividends and share buybacks, among other potential uses.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S. and Canadian short-term reverse repurchase agreements together with our $9.8 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see Quantitative and Qualitative Disclosures about Market Risk for a further discussion of the risks of our client funds investment strategy. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

As of June 30, 2018, cash and cash equivalents were $2.2 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the years ended 2018, 2017, and 2016, are summarized as follows:

(In millions)	Years ended June 30,			$ Change
	2018	2017 *As Adjusted	2016 *As Adjusted	2018	2017
Cash provided by (used in):
Operating activities	$2,515.2	$2,125.9	$1,897.3	$389.3	$228.6
Investing activities	(2,504.6)	(1,113.2)	(869.0)	(1,391.4)	(244.2)
Financing activities	(1,655.9)	(8,281.7)	8,752.7	6,625.8	(17,034.4)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	5.8	(8.0)	(8.7)	13.8	0.7
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,639.5)	$(7,277.0)	$9,772.3	$5,637.5	$(17,049.3)

*See Note 1 of our Consolidated Financial Statements for a summary of adjustments.

Fiscal 2018 Compared to Fiscal 2017

Net cash flows provided by operating activities in fiscal 2018 increased primarily due to growth in our underlying business (net income adjusted for non-cash adjustments such as the VERP in fiscal 2018 and the gain on the sale of COBRA and CHSA in fiscal 2017).

Net cash flows from investing activities changed due to the timing of proceeds offset by purchases of corporate and client funds marketable securities of $632.6 million, payments made related to acquisitions in fiscal 2018 and proceeds from the sale of the CHSA and COBRA businesses of $234.0 million in fiscal 2017.

Net cash flows from financing activities changed due to a net increase in the cash flow from client funds obligations of $6,461.0 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees and less cash paid for share repurchases. We purchased approximately 8.5 million shares of our common stock at an average price per share of $116.07 during fiscal 2018 as compared to purchases of 13.5 million shares at an average price per share of $94.42 during fiscal 2017. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.  The increased cash flow from client fund obligations and reduced share repurchases were partially offset by cash returned to shareholders via dividends, which increased by $68.5 million from fiscal 2017.

Fiscal 2017 Compared to Fiscal 2016

Net cash flows provided by operating activities increased due to growth in our business and favorable changes in our working capital, which was due to the timing of payments from our clients and to our vendors in the ordinary course of business.

Net cash flows from investing activities changed due to the timing of purchases of corporate and client funds marketable securities of $1,493.5 million. These increases were partially offset by a decrease in the proceeds from the sales and maturities of corporate and client fund marketable securities of $1,621.8 million.

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

Capital Resources and Client Fund Obligations

In fiscal 2016, we issued $2.0 billion of senior unsecured notes with maturity dates in 2020 and 2025. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 10 of our Consolidated Financial Statements for a description of our long-term financing, including this fiscal 2016 debt issuance.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.8 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days.  In fiscal 2018 and 2017, our average daily borrowings were $2.8 billion and $3.1 billion, respectively, at a weighted average interest rate of 1.4% and 0.6%, respectively. The weighted average maturity of our commercial paper during fiscal 2018 and 2017 was approximately two days.  At June 30, 2018 and 2017, we had no outstanding obligations under our short-term commercial paper program.

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2018 and June 30, 2017, there were no outstanding obligations related to the reverse repurchase agreements. For fiscal 2018 and 2017, we had average outstanding balances under reverse repurchase agreements of $374.4 million and $274.8 million, respectively, at weighted average interest rates of 1.3% and 0.6%, respectively. See Note 9 of our Consolidated Financial Statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option. In addition, we have a five-year $3.75 billion credit facility and a five-year $2.25 billion credit facility maturing in June 2023 and June 2022, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through June 30, 2018 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.8 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate credit card, auto loan, equipment lease, and rate reduction receivables, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for fiscal 2018 were $192.0 million, as compared to $249.1 million for fiscal 2017. We expect capital expenditures in fiscal 2019 to be about $250 million.

Contractual Obligations

The following table provides a summary of our contractual obligations at June 30, 2018:

(In millions)	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Unknown	Total

Debt Obligations (1)	$58.4	$1,105.2	$69.4	$1,089.4	$—	$2,322.4
Operating Lease Obligations (2)	$107.1	$179.2	$106.5	$146.7	$—	$539.5
Purchase Obligations (3)	$363.0	$194.8	$18.4	$0.1	$—	$576.3
Obligations Related to Unrecognized Tax Benefits (4)	$23.4	$—	$—	$—	$21.8	$45.2
Other Long-Term Liabilities Reflected on our Consolidated Balance Sheets:
Compensation and Benefits (5)	$18.5	$250.5	$112.7	$223.8	$95.0	$700.5
Acquisition-related obligations (6)	$2.7	$2.7	$—	$—	$—	$5.4
Total	$573.1	$1,732.4	$307.0	$1,460.0	$116.8	$4,189.3

(1)	These amounts represent the principal and interest payments of our debt.

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

(3)
Purchase obligations are comprised of a $218.0 million reinsurance premium with Chubb for the fiscal 2019 policy year, as well as obligations related to software subscription licenses and purchase and maintenance agreements on our software, equipment, and other assets.

(4)
Based on current estimates, we expect to make cash payments up to $23.4 million in the next twelve months for obligations related to unrecognized tax benefits across various jurisdictions and tax periods. For $21.8 million of obligations related to unrecognized tax benefits we are unable to make reasonably reliable estimates as to the period in which cash payments are expected to be paid.

(5)
Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.  These amounts exclude the estimated contributions to our defined benefit plans, which are expected to be $8.3 million in fiscal 2019.

(6)
Acquisition-related obligations relate to contingent consideration for a business acquisition for which the amount of contingent consideration was determinable at the date of acquisition and therefore included on the Consolidated Balance Sheet as a liability.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2018, the obligations relating to these matters, which are expected to be paid in fiscal 2019, total $27,493.5 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $27,137.8 million of cash and cash equivalents and marketable securities that were impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2018.

Separately, ADP Indemnity paid a premium of $218.0 million in July 2018 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2019 policy year on terms substantially similar to the fiscal 2018 reinsurance policy. At June 30, 2018, ADP Indemnity had total assets of $523.7 million to satisfy the actuarially estimated unpaid losses of $433.8 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $4.6 million and $10.7 million, net of insurance recoveries, in fiscal 2018 and 2017, respectively. Refer to the "Analysis of Reportable Segments - Other" above for additional information regarding ADP Indemnity.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.8 billion commercial paper program (rated A-1+ by Standard and Poor’s and Prime-1 ("P-1") by Moody’s, the highest possible credit ratings), our ability to engage in reverse repurchase transactions and available borrowings under our $9.8 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

(In millions)
Years ended June 30,	2018	2017	2016
Average investment balances at cost:
Corporate investments	$5,112.4	$6,143.3	$5,610.1
Funds held for clients	24,332.6	23,023.5	22,418.7
Total	$29,445.0	$29,166.8	$28,028.8

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.6%	1.2%	1.1%
Funds held for clients	1.9%	1.7%	1.7%
Total	1.9%	1.6%	1.6%

Realized gains on available-for-sale securities	$(2.0)	$(5.3)	$(5.1)
Realized losses on available-for-sale securities	4.5	3.1	10.1
Net realized losses/(gains) on available-for-sale securities	$2.5	$(2.2)	$5.0

As of June 30:

Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(355.7)	$102.5	$510.2

Total available-for-sale securities at fair value	$22,776.2	$21,901.1	$21,605.0

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rate earned on our entire portfolio increased slightly to 1.9% for fiscal 2018, as compared to fiscal 2017.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $8 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2019.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2019.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 80% of our available-for-sale securities held a AAA or AA rating at June 30, 2018.  In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government and United Kingdom government securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at June 30, 2018 or 2017.

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

Goodwill. We account for goodwill in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other," which requires that goodwill be tested for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

The Company’s annual goodwill impairment assessment as of June 30, 2018 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value.  We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business.  Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.  Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.  As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not” assuming that those positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our Consolidated Financial Statements. As of June 30, 2018 and 2017, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $45.2 million and $74.6 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings by up to $2 million and expected cash payments could be up to $25 million in the next twelve months. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and the schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 3, 2018

We have served as the Company’s auditor since 1968.

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2018	2017	2016

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$8,985.2	$8,518.1	$8,234.0
Interest on funds held for clients	466.5	397.4	377.3
PEO revenues (A)	3,874.1	3,464.3	3,056.5
TOTAL REVENUES	13,325.8	12,379.8	11,667.8

EXPENSES:
Costs of revenues:
Operating expenses	6,937.9	6,416.1	6,025.0
Systems development and programming costs	630.2	627.5	603.7
Depreciation and amortization	274.5	226.2	211.6
TOTAL COSTS OF REVENUES	7,842.6	7,269.8	6,840.3

Selling, general, and administrative expenses	2,971.5	2,783.2	2,637.0
Interest expense	102.7	80.0	56.2
TOTAL EXPENSES	10,916.8	10,133.0	9,533.5

Other expense/(income), net	237.9	(284.3)	(100.4)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,171.1	2,531.1	2,234.7

Provision for income taxes	550.3	797.7	741.3
NET EARNINGS FROM CONTINUING OPERATIONS	$1,620.8	$1,733.4	$1,493.4

LOSSES FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	—	(1.4)
Provision for income taxes	—	—	(0.5)
NET LOSS FROM DISCONTINUED OPERATIONS	$—	$—	$(0.9)

NET EARNINGS	$1,620.8	$1,733.4	$1,492.5

Basic Earnings Per Share from Continuing Operations	$3.68	$3.87	$3.27
Basic Earnings Per Share from Discontinued Operations	—	—	—
BASIC EARNINGS PER SHARE	$3.68	$3.87	$3.27

Diluted Earnings Per Share from Continuing Operations	$3.66	$3.85	$3.25
Diluted Earnings Per Share from Discontinued Operations	—	—	—
DILUTED EARNINGS PER SHARE	$3.66	$3.85	$3.25

Basic weighted average shares outstanding	440.6	447.8	457.0
Diluted weighted average shares outstanding	443.3	450.3	459.1

(A) For the years ended June 30, 2018 ("fiscal 2018"), June 30, 2017 ("fiscal 2017"), and June 30, 2016 ("fiscal 2016"), Professional Employer Organization ("PEO") revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $39,140.9 million, $34,567.4 million, and $30,928.6 million, respectively.

See notes to the Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2018	2017	2016

Net earnings	$1,620.8	$1,733.4	$1,492.5

Other comprehensive income/loss:
Currency translation adjustments	2.8	23.0	(25.5)

Unrealized net (losses)/gains on available-for-sale securities	(460.7)	(405.7)	288.8
Tax effect	123.4	141.6	(102.2)
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	2.7	(2.2)	5.0
Tax effect	(0.6)	0.8	(1.7)

Pension net gains/(losses) arising during the year	87.0	109.6	(199.4)
Tax effect	(18.7)	(43.6)	72.9
Reclassification of pension liability adjustment to net earnings	9.3	20.6	12.0
Tax effect	(4.5)	(8.2)	(4.4)

Other comprehensive (loss)/income, net of tax	(259.3)	(164.1)	45.5
Comprehensive income	$1,361.5	$1,569.3	$1,538.0

See notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,170.0	$2,780.4
Accounts receivable, net of allowance for doubtful accounts of $51.3 and $49.6, respectively	1,984.2	1,703.6
Other current assets	758.0	883.2
Total current assets before funds held for clients	4,912.2	5,367.2
Funds held for clients	27,137.8	27,291.5
Total current assets	32,050.0	32,658.7
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.8, respectively	25.5	28.0
Property, plant and equipment, net	793.7	779.9
Other assets	1,089.6	1,352.2
Goodwill	2,243.5	1,741.0
Intangible assets, net	886.4	620.2
Total assets	$37,088.7	$37,180.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$135.4	$149.7
Accrued expenses and other current liabilities	1,547.7	1,381.9
Accrued payroll and payroll-related expenses	667.7	562.5
Dividends payable	298.9	250.5
Short-term deferred revenues	226.5	232.9
Income taxes payable	43.9	49.0
Total current liabilities before client funds obligations	2,920.1	2,626.5
Client funds obligations	27,493.5	27,189.4
Total current liabilities	30,413.6	29,815.9
Long-term debt	2,002.4	2,002.4
Other liabilities	728.0	830.2
Deferred income taxes	107.3	163.1
Long-term deferred revenues	377.8	391.4
Total liabilities	33,629.1	33,203.0

Commitments and Contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at June 30, 2018 and June 30, 2017; outstanding, 438.8 and 445.0 shares at June 30, 2018 and June 30, 2017, respectively	63.9	63.9
Capital in excess of par value	1,014.8	867.8
Retained earnings	15,271.3	14,728.2
Treasury stock - at cost: 199.9 and 193.7 shares at June 30, 2018 and June 30, 2017, respectively	(12,209.6)	(11,303.7)
Accumulated other comprehensive loss	(680.8)	(379.2)
Total stockholders’ equity	3,459.6	3,977.0
Total liabilities and stockholders’ equity	$37,088.7	$37,180.0

See notes to the Consolidated Financial Statements.

Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount

Balance at June 30, 2015	638.7	$63.9	$663.3	$13,460.3	$(9,118.4)	$(260.6)
Net earnings	—	—	—	1,492.5	—	—
Other comprehensive income	—	—	—	—	—	45.5
Stock-based compensation expense	—	—	117.2	—	—	—
Issuances relating to stock compensation plans	—	—	(47.5)	—	182.5	—
Tax benefits from stock compensation plans	—	—	35.1	—	—	—
Treasury stock acquired (13.8 shares)	—	—	—	—	(1,202.7)	—
Other	—	—	—	6.2	—	—
Dividends ($2.08 per share)	—	—	—	(955.7)	—	—

Balance at June 30, 2016	638.7	$63.9	$768.1	$14,003.3	$(10,138.6)	$(215.1)
Net earnings	—	—	—	1,733.4	—	—
Other comprehensive loss	—	—	—	—	—	(164.1)
Stock-based compensation expense	—	—	115.5	—	—	—
Issuances relating to stock compensation plans	—	—	(15.8)	—	169.2	—
Treasury stock acquired (13.5 shares)	—	—	—	—	(1,334.3)	—
Dividends ($2.24 per share)	—	—	—	(1,008.5)	—	—

Balance at June 30, 2017	638.7	$63.9	$867.8	$14,728.2	$(11,303.7)	$(379.2)
Net earnings	—	—	—	1,620.8	—	—
Other comprehensive loss	—	—	—	—	—	(259.3)
Stock-based compensation expense	—	—	145.3	—	—	—
Issuances relating to stock compensation plans	—	—	1.7	—	144.5	—
Treasury stock acquired (8.5 shares)	—	—	—	—	(1,050.4)	—
Other (see Note 1)	—	—	—	42.3	—	(42.3)
Dividends ($2.52 per share)	—	—	—	(1,120.0)	—	—
Balance at June 30, 2018	638.7	$63.9	$1,014.8	$15,271.3	$(12,209.6)	$(680.8)

See notes to the Consolidated Financial Statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2018	2017 *As Adjusted	2016 *As Adjusted
Cash Flows from Operating Activities:
Net earnings	$1,620.8	$1,733.4	$1,492.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	377.6	316.1	288.6
Deferred income taxes	0.5	10.0	0.7
Stock-based compensation expense	175.4	138.9	137.6
Net pension expense	330.4	24.2	17.7
Net amortization of premiums and accretion of discounts on available-for-sale securities	71.5	85.9	94.1
Gain on sale of assets	(0.4)	—	(13.9)
Gain on sale of divested businesses, net of tax	—	(121.4)	(21.8)
Other	31.9	37.1	30.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase)/decrease in accounts receivable	(291.8)	23.4	(224.6)
Decrease/(increase) in other assets	93.5	(269.1)	(108.9)
Decrease in accounts payable	(1.9)	(11.6)	(15.9)
Increase in accrued expenses and other liabilities	107.7	159.0	220.5
Net cash flows provided by operating activities	2,515.2	2,125.9	1,897.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(4,876.8)	(4,382.8)	(5,876.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,455.0	3,593.6	5,215.4
Capital expenditures	(206.1)	(240.2)	(168.5)
Additions to intangibles	(264.7)	(230.4)	(217.5)
Acquisitions of businesses, net of cash acquired	(612.4)	(87.4)	—
Proceeds from the sale of property, plant, and equipment and other assets	0.4	—	15.7
Proceeds from the sale of divested businesses	—	234.0	162.2
Net cash flows used in investing activities	(2,504.6)	(1,113.2)	(869.0)

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	340.4	(6,120.6)	8,803.3
Proceeds from debt issuance	—	—	1,998.3
Payments of debt	(7.3)	(2.0)	(1.5)
Repurchases of common stock	(989.3)	(1,259.6)	(1,155.7)
Net proceeds from stock purchase plan and stock-based compensation plans	69.3	95.7	75.3
Dividends paid	(1,063.7)	(995.2)	(943.6)
Other	(5.3)	—	(23.4)
Net cash flows (used in)/provided by financing activities	(1,655.9)	(8,281.7)	8,752.7

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	5.8	(8.0)	(8.7)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,639.5)	(7,277.0)	9,772.3

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	8,181.6	15,458.6	5,686.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$6,542.1	$8,181.6	$15,458.6

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,170.0	$2,780.4	$3,191.1
Restricted cash and restricted cash equivalents included in funds held for clients (A)	4,372.1	5,401.2	12,267.5
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,542.1	$8,181.6	$15,458.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$100.5	$78.1	$37.5
Cash paid for income taxes, net of income tax refunds	$529.7	$817.1	$651.6

*See Note 1 for a summary of adjustments.

(A) See Note 6 for a reconciliation of restricted cash and restricted cash equivalents in funds held for clients on the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements
(Tabular dollars in millions, except per share amounts)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Preparation. The accompanying Consolidated Financial Statements and footnotes thereto of Automatic Data Processing, Inc.its subsidiaries and variable interest entity (“ADP” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

In fiscal 2018, the Company created a grantor trust, which now holds the majority of the funds provided by its clients pending remittance to employees of those clients, tax authorities, and other payees.  The Company is the sole beneficial owner of the trust.  The trust meets the criteria in Accounting Standards Codification ("ASC") 810 “Consolidation” to be characterized as a variable interest entity (“VIE”).  The Company has determined that it has a controlling financial interest in the trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the trust (including the power to make all investment decisions for the trust) and (2) the right to receive benefits that could potentially be significant to the trust (in the form of investment returns) and therefore, consolidates the trust.  Further information on these funds and the Company’s obligations to remit to its clients’ employees, tax authorities, and other payees is provided in Note 6, “Corporate Investments and Funds Held for Clients.”

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenues, expenses, and accumulated other comprehensive (loss)/income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. The Consolidated Financial Statements and all relevant footnotes have been adjusted for the Procure-to-Pay business that qualified as a discontinued operation.

Certain amounts from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

B. Description of Business. The Company is a provider of cloud-based Human Capital Management ("HCM") solutions. The Company classifies its operations into the following two reportable segments: Employer Services and Professional Employer Organization (“PEO”) Services. The primary components of the “Other” segment are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employee’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees), and certain charges and expenses that have not been allocated to the reportable segments. Changes to the allocation methodology for certain allocations have been adjusted in both the current period and the prior period and did not materially affect reportable segment results.

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

E. Corporate Investments and Funds Held for Clients. All of the Company's marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and are included in other expense/(income), net on the Statements of Consolidated Earnings.

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

In fiscal 2016, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the "Notes"). The Notes are valued utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service.

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

The Company has obligations under various facilities and equipment leases. The Company assesses whether these arrangements meet the criteria for capital leases by determining whether the agreement transfers ownership of the asset, whether the lease includes a bargain purchase option, whether the lease term is for greater than 75% of the asset's useful life, or whether the minimum lease payments exceed 90% of the leased equipment's fair market value. All of the Company's leases are classified as operating leases. Total expense under these operating lease agreements was approximately $234.9 million, $234.5 million, and $201.7 million in fiscal 2018, 2017, and 2016, respectively.

H. Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

The Company’s annual goodwill impairment assessment as of June 30, 2018 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value.  We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business.  Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.  Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.  As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.

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

L. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2018
Net earnings from continuing operations	$1,620.8			$1,620.8
Weighted average shares (in millions)	440.6	1.1	1.6	443.3
EPS from continuing operations	$3.68			$3.66

2017
Net earnings from continuing operations	$1,733.4			$1,733.4
Weighted average shares (in millions)	447.8	0.9	1.6	450.3
EPS from continuing operations	$3.87			$3.85

2016
Net earnings from continuing operations	$1,493.4			$1,493.4
Weighted average shares (in millions)	457.0	0.8	1.3	459.1
EPS from continuing operations	$3.27			$3.25

Options to purchase 0.9 million, 1.0 million, and 1.8 million shares of common stock for fiscal 2018, 2017, and 2016, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

M. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant, and in the case of international units settled in cash, adjusts this fair value based on changes in the Company's stock price during the vesting period. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company's stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-

free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Restricted stock units and restricted stock awards are valued based on the closing price of the Company's common stock on the date of the grant and, in the case of performance based restricted stock units and restricted stock, are adjusted for changes to probabilities of achieving performance targets. International restricted stock units are settled in cash and are marked-to-market based on changes in the Company's stock price. See Note 11 for additional information on the Company's stock-based compensation programs.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2018 and 2017, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $45.2 million and $74.6 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings by up to $2 million and expected cash payments could be up to $25 million in the next twelve months. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

Q. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. For the fiscal years 2013 to 2017, as well as in July 2017 for the year ended June 30, 2018 ("fiscal 2018") policy year, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $218.0 million in July 2018 to enter into a reinsurance arrangement to cover substantially all losses for the fiscal 2019 policy year on terms substantially similar to the fiscal 2018 policy.

R. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

In March 2018, the Company adopted ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive (loss)/income to retained earnings. The June 30, 2018 Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive income and into retained earnings of $42.3 million. The Company's policy for releasing disproportionate income tax effects from AOCI utilizes the aggregate approach. Refer to Note 14 for additional detail regarding the components of the reclassification. The adoption of ASU 2018-02 did not have an impact on the Company's consolidated results of operations or cash flows.

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

Statements of Consolidated Cash Flows from previously reported amounts as follows:

	Year Ended
	June 30, 2017
	As previously reported	Adjustments	As adjusted
Cash Flows from Investing Activities:
Net decrease / (increase) in restricted cash and cash equivalents held to satisfy client funds obligations	$6,843.6	$(6,843.6)	$—
Net cash flows provided by/ (used in) investing activities	5,730.4	(6,843.6)	(1,113.2)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	14.7	(22.7)	(8.0)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(410.7)	(6,866.3)	(7,277.0)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$2,780.4	$5,401.2	$8,181.6

	Year Ended
	June 30, 2016
	As previously reported	Adjustments	As adjusted
Cash Flows from Investing Activities:
Net (increase) / decrease in restricted cash and cash equivalents held to satisfy client funds obligations	$(8,218.2)	$8,218.2	$—
Net cash flows (used in)/ provided by investing activities	(9,087.2)	8,218.2	(869.0)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(11.0)	2.3	(8.7)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,551.8	8,220.5	9,772.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$3,191.1	$12,267.5	$15,458.6

Effective July 1, 2017, the Company adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments.” ASU 2017-04 establishes a one-step process for testing goodwill for a decrease in value, requiring a goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. The guidance eliminates the second step of the current two-step process that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill with the goodwill’s carrying amount. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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
The Company will adopt ASU 2017-07 beginning on July 1, 2018. This ASU will be applied retrospectively and will require the reclassification of the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other expense/(income), net. Also, the requirement set forth under this ASU only allows the service cost component of net periodic benefit cost to be capitalized. Refer to the table below for a summary of the reclassification required, as a result of this change, on the Company's consolidated results of operations for the years ended June 30, 2018 and 2017. The adoption of the new accounting rules only impacts the classification of expenses on the Statements of Consolidated Earnings with no impact to consolidated income, the Company’s statements of financial condition, or cash flows.

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
The Company has been assessing the impact of the new revenue recognition standard on its relationships with its clients. In fiscal 2017, the Company determined it will not early adopt the standard, and instead will adopt the new standard in its fiscal year beginning on July 1, 2018 and will apply the guidance under the full retrospective approach. The Company is complete with its comprehensive diagnostic of the measurement and recognition provisions of the new standard. The provisions of the new standard will primarily impact the manner in which the Company treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The provisions of the new standard will require the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under current U.S. GAAP. Further, under current U.S. GAAP, the Company immediately expenses all selling expenses. The provisions of the new standard will require that the Company capitalize incremental selling expenses such as commissions and bonuses paid to the sales force for obtaining contracts with new clients and/or selling additional business to current clients. These capitalized expenses will be amortized over the expected client life and will result in a significant increase to our total assets of approximately $1.7 billion. While the Company grows, the impact of deferring and amortizing additional costs creates higher overall pre-tax income, net earnings, and earnings per share, when compared to current U.S. GAAP. The provisions of the new standard will not materially impact the timing or amount of revenue the Company recognizes.

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

As a result of this change, within the tables below, the Company preliminarily estimates the following impact to its consolidated results of operations for the years ended June 30, 2018 and 2017:

Estimated impact of adoption of ASU 2014-09 and ASU 2017-07 on the Statements of Consolidated Earnings:

	Year Ended
	June 30, 2018
	As reported	Adjustments ASC 606		Adjustments ASU 2017-07	As adjusted
Revenues, other than interest on funds held for clients and PEO revenues	$8,985.2	$(1.8)		$—	$8,983.4
Interest on funds held for clients	$466.5				$466.5
PEO revenues	3,874.1	3.5		—	3,877.6
TOTAL REVENUES	13,325.8	1.7		—	13,327.5
Operating expenses	6,937.9	(74.0)		37.2	6,901.1
Systems development and programming costs	630.2	—		7.6	637.8
Selling, general, and administrative expenses	2,971.5	(35.8)		21.2	2,956.9
Total Expenses	10,916.8	(109.8)		66.0	10,873.0
Other expense/(income), net	237.9			(66.0)	171.9
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,171.1	111.5		—	2,282.6
Provision for income taxes	550.3	(165.6)	*	—	384.7
NET EARNINGS FROM CONTINUING OPERATIONS	$1,620.8	$277.1		$—	$1,897.9
*Includes the impact of the remeasurement, as required by the Act, of deferred tax liabilities associated with the capitalized selling and implementation expenses created as a result of the adoption of ASC 606.

	Year Ended
	June 30, 2017
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As adjusted
Revenues, other than interest on funds held for clients and PEO revenues	$8,518.1	$(8.0)	$—	$8,510.1
Interest on funds held for clients	$397.4			$397.4
PEO revenues	3,464.3	0.3	—	3,464.6
TOTAL REVENUES	12,379.8	(7.7)	—	12,372.1
Operating expenses	6,416.1	(63.5)	33.8	6,386.4
Systems development and programming costs	627.5	—	6.6	634.1
Selling, general, and administrative expenses	2,783.2	(30.0)	18.7	2,771.9
Total Expenses	10,133.0	(93.5)	59.1	10,098.6
Other expense/(income), net	(284.3)	—	(59.1)	(343.4)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,531.1	85.8	—	2,616.9
Provision for income taxes	797.7	31.4	—	829.1
NET EARNINGS FROM CONTINUING OPERATIONS	$1,733.4	$54.4	$—	$1,787.8

NOTE 2. ACQUISITIONS

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

The preliminary purchase price allocation for GCC is as follows:

Goodwill	$406.1
Identifiable intangible assets	132.5
Other assets	0.8
Total assets acquired	$539.4

Total liabilities assumed	$48.4

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

The Company acquired two businesses during fiscal 2017 for total upfront cash consideration of approximately $90 million and with remaining value of contingent consideration of up to $12 million, which is payable over the next two years, subject to the achievement of specified financial metrics and/or other conditions. The Company determined the fair value of the contingent consideration on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy.

The acquisitions, individually or in aggregate, were not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented. The results of the acquisitions are reported within the Company’s Employer Services segment.

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

NOTE 3. DIVESTITURES

On November 28, 2016, the Company completed the sale of its Consumer Health Spending Account ("CHSA") and Consolidated Omnibus Reconciliation Act ("COBRA") businesses for a pre-tax gain of $205.4 million, and recorded such gain within Other expense/(income), net on the Statements of Consolidated Earnings. The historical results of operations of these businesses are included in the Employer Services segment.

On September 1, 2015, the Company completed the sale of its AdvancedMD ("AMD") business for a pre-tax gain of $29.1 million, less costs to sell, and recorded such gain within Other expense/(income), net on the Statements of Consolidated Earnings. The historical results of operations of this business are included in the Other segment.

The Company determined that the CHSA, COBRA and AMD divestitures did not meet the criteria for reporting discontinued operations under ASU 2014-08 as the disposition of these businesses does not represent a strategic shift that has a major effect on the Company's operations or financial results.

NOTE 4. SERVICE ALIGNMENT INITIATIVE

On July 28, 2016, the Company announced a Service Alignment Initiative that simplified the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In fiscal 2016, the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in fiscal 2017, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges during the first quarter of fiscal 2017. The charges primarily relate to employee separation benefits recognized under Accounting Standards Codification ("ASC") 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company expects to recognize pre-tax restructuring charges of about $10 million in fiscal 2019, consisting primarily of cash expenditures for employee separation benefits.

The table below summarizes the composition of the Company's Service Alignment Initiative charges for fiscal year 2018 and 2017, respectively:

	Year Ended		Cumulative amount from inception through
	June 30,		June 30,
	2018	2017	2018
Employee separation benefits (a)	$15.4	$84.1	$99.5
Other initiative costs (b)	5.1	5.9	11.0
Total (c)	$20.5	$90.0	$110.5

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
(c) All charges are included within the Other segment.

Activity for the Service Alignment Initiative liability for fiscal 2018 and fiscal 2017 was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2016	$—	$—	$—
Charged to expense	85.6	5.9	91.5
Reversals	(1.5)	—	(1.5)
Cash payments	(10.2)	(3.4)	(13.6)
Non-cash utilization	—	(2.0)	(2.0)
Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	38.8	5.1	43.9
Reversals	(23.4)	—	(23.4)
Cash payments	(35.3)	(4.4)	(39.7)
Non-cash utilization	—	(0.7)	(0.7)
Balance at June 30, 2018	$54.0	$0.5	$54.5

NOTE 5. OTHER EXPENSE/(INCOME), NET

Other expense/(income), net consists of the following:

Years ended June 30,	2018	2017	2016
Interest income on corporate funds	$(83.5)	$(76.7)	$(62.4)
Realized gains on available-for-sale securities	(2.0)	(5.3)	(5.1)
Realized losses on available-for-sale securities	4.5	3.1	10.1
Gain on sale of businesses (see Note 3)	—	(205.4)	(29.1)
Gains on sale of assets	(0.7)	—	(13.9)
Voluntary Early Retirement Program (see Note 11)	319.6	—	—
Other expense/(income), net	$237.9	$(284.3)	$(100.4)

NOTE 6. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2018 and 2017 were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$6,542.1	$—	$—	$6,542.1
Available-for-sale securities:
Corporate bonds	9,819.4	20.3	(160.9)	9,678.8
Asset-backed securities	4,555.5	0.3	(64.1)	4,491.7
U.S. government agency securities	2,787.0	4.0	(47.7)	2,743.3
U.S. Treasury securities	2,678.9	0.4	(76.9)	2,602.4
Canadian government obligations and Canadian government agency obligations	1,109.0	0.4	(20.6)	1,088.8
Canadian provincial bonds	724.5	5.1	(7.4)	722.2
Municipal bonds	584.6	3.2	(4.3)	583.5
Other securities	873.0	3.0	(10.5)	865.5

Total available-for-sale securities	23,131.9	36.7	(392.4)	22,776.2

Total corporate investments and funds held for clients	$29,674.0	$36.7	$(392.4)	$29,318.3

(A) Included within available-for-sale securities are corporate investments with fair values of $10.5 million and funds held for clients with fair values of $22,765.7 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies." The Company did not transfer any assets between Levels during fiscal 2018 or 2017. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of June 30, 2018.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2018, are as follows:

	June 30, 2018
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(118.2)	$7,132.9	$(42.7)	$994.2	$(160.9)	$8,127.1
Asset-backed securities	(47.4)	3,515.9	(16.7)	867.7	(64.1)	4,383.6
U.S. government agency securities	(31.2)	2,013.8	(16.5)	431.1	(47.7)	2,444.9
U.S. Treasury securities	(46.9)	1,676.8	(30.0)	864.0	(76.9)	2,540.8
Canadian government obligations and Canadian government agency obligations	(20.6)	1,020.3	—	—	(20.6)	1,020.3
Canadian provincial bonds	(6.3)	387.7	(1.1)	50.4	(7.4)	438.1
Municipal bonds	(3.6)	285.8	(0.7)	16.0	(4.3)	301.8
Other securities	(9.2)	573.3	(1.3)	33.4	(10.5)	606.7
	$(283.4)	$16,606.5	$(109.0)	$3,256.8	$(392.4)	$19,863.3

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2017 are as follows:

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

At June 30, 2018, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2018 through May 2026.

At June 30, 2018, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed-rate credit card, auto loan, equipment lease and rate reduction receivables with fair values of $2,033.6 million, $1,784.4 million, $472.0 million, and $201.7 million, respectively.  These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through June 30, 2018.

At June 30, 2018, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $1,889.5 million and $628.0 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from September 2018 through March 2026.

At June 30, 2018, other securities and their fair value primarily represent: U.S. government agency commercial mortgage-backed securities of $298.2 million issued by Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"), Aa2 rated United Kingdom Gilt securities of $198.8 million, AAA and AA rated supranational bonds of $141.3 million, and AAA and AA rated sovereign bonds of $110.3 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2018	2017
Corporate investments:
Cash and cash equivalents	$2,170.0	$2,780.4
Short-term marketable securities (a)	3.3	3.2
Long-term marketable securities (b)	7.2	7.6
Total corporate investments	$2,180.5	$2,791.2

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

Funds held for clients have been invested in the following categories:

June 30,	2018	2017
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$4,372.1	$5,401.2
Restricted short-term marketable securities held to satisfy client funds obligations	2,521.4	2,918.5
Restricted long-term marketable securities held to satisfy client funds obligations	20,244.3	18,971.8
Total funds held for clients	$27,137.8	$27,291.5

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $27,493.5 million and $27,189.4 million as of June 30, 2018 and 2017, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations.  Of the Company’s funds held for clients at June 30, 2018, $24,242.9 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows.  Beginning September 30, 2017, as a result of the adoption of ASU 2016-18 (see Note 1), the Company has reported the cash and cash equivalents related to client funds investments with original maturities of ninety days or less, within the beginning and ending balances of cash, cash equivalents, restricted cash, and restricted cash equivalents. These amounts have been reconciled to the Consolidated Balance Sheets on the Statements of Consolidated Cash Flows. Refer to Note 1 for a summary of the change in presentation as a result of the adoption of ASU

2016-18. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 80% of the available-for-sale securities held a AAA or AA rating at June 30, 2018, as rated by Moody's, Standard & Poor's, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. All available-for-sale securities were rated as investment grade at June 30, 2018.

Expected maturities of available-for-sale securities at June 30, 2018 are as follows:

One year or less	$2,524.7
One year to two years	5,110.2
Two years to three years	5,533.9
Three years to four years	3,798.0
After four years	5,809.4

Total available-for-sale securities	$22,776.2

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2018 and 2017 are as follows:

June 30,	2018	2017
Property, plant and equipment:
Land and buildings	$791.8	$778.1
Data processing equipment	707.4	653.7
Furniture, leaseholds and other	637.1	599.6
	2,136.3	2,031.4
Less: accumulated depreciation	(1,342.6)	(1,251.5)
Property, plant and equipment, net	$793.7	$779.9

Depreciation of property, plant and equipment was $173.1 million, $147.3 million, and $135.6 million for fiscal 2018, 2017 and 2016, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2018 and 2017 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2016	$1,677.2	$4.8	$1,682.0
Additions and other adjustments	73.4	—	73.4
Currency translation adjustments	7.0	—	7.0
Disposition of CHSA and COBRA businesses	(21.4)	—	(21.4)
Balance at June 30, 2017	$1,736.2	$4.8	$1,741.0
Additions and other adjustments	494.9	—	494.9
Currency translation adjustments	7.6	—	7.6
Balance at June 30, 2018	$2,238.7	$4.8	$2,243.5

Components of intangible assets, net, are as follows:

June 30,	2018	2017
Intangible assets:
Software and software licenses	$2,292.9	$1,975.2
Customer contracts and lists	708.6	614.1
Other intangibles	236.5	228.2
	3,238.0	2,817.5
Less accumulated amortization:
Software and software licenses	(1,606.6)	(1,483.7)
Customer contracts and lists	(533.4)	(506.0)
Other intangibles	(211.6)	(207.6)
	(2,351.6)	(2,197.3)

Intangible assets, net	$886.4	$620.2

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 8 years for customer contracts and lists, and 5 years for other intangibles).  Amortization of intangible assets was $204.5 million, $168.8 million, and $153.0 million for fiscal 2018, 2017, and 2016, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2019	$244.4
Twelve months ending June 30, 2020	$209.6
Twelve months ending June 30, 2021	$162.4
Twelve months ending June 30, 2022	$120.0
Twelve months ending June 30, 2023	$80.8

NOTE 9. SHORT TERM FINANCING

The Company has a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option. The Company also has a $2.25 billion five-year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2023 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through June 30, 2018 and 2017 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. The company increased its U.S. short-term commercial paper program to provide for the issuance of up to $9.8 billion from $9.5 billion in aggregate maturity value in June 2018. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2018 and 2017, the Company had no commercial paper outstanding. In fiscal 2018 and 2017, the Company's average daily borrowings were $2.8 billion and $3.1 billion, respectively, at a weighted average interest rate of 1.4% and 0.6%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2018 and 2017 was approximately two days.

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2018 and 2017, there were no outstanding obligations related to the reverse repurchase agreements. In fiscal 2018 and 2017, the Company had average outstanding balances under reverse repurchase agreements of $374.4 million and $274.8 million, respectively, at weighted average interest rates of 1.3% and 0.6%, respectively.

NOTE 10. LONG TERM DEBT

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2018 and 2017 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2018	June 30, 2017
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		13.0	20.3
		2,013.0	2,020.3
Less: current portion		(2.5)	(7.8)
Less: unamortized discount and debt issuance costs		(8.1)	(10.1)
Total long-term debt		$2,002.4	$2,002.4

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2018, the fair value of the Notes, based on level 2 inputs, was $1,976.0 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies."

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 8.5 million shares in fiscal 2018 as compared to 13.5 million shares repurchased in fiscal 2017. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $27.1 million, $24.5 million, and $25.2 million during fiscal years 2018, 2017, and 2016, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2018, 2017, and 2016, respectively:

Years ended June 30,	2018	2017	2016
Operating expenses	$22.9	$21.5	$23.1
Selling, general and administrative expenses	128.7	99.2	97.4
System development and programming costs	23.8	18.2	17.1
Total pretax stock-based compensation expense	$175.4	$138.9	$137.6

Income tax benefit	$44.1	$49.9	$49.6

As of June 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $13.3 million, $54.4 million, and $65.6 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years, 1.5 years, and 1.1 years, respectively.

In fiscal 2018, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2017	4,172	$75
Options granted	1,137	$107
Options exercised	(1,190)	$67
Options canceled	(136)	$84
Options outstanding at June 30, 2018	3,983	$87
Options exercisable at June 30, 2018	1,333	$71
Shares available for future grants, end of year	15,912
Shares reserved for issuance under stock option plans, end of year	19,895

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2017	1,761	386
Restricted shares/units granted	877	182
Restricted shares/units vested	(919)	(196)
Restricted shares/units forfeited	(121)	(27)
Restricted shares/units outstanding at June 30, 2018	1,598	345

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2017	404	769
Restricted shares/units granted	157	352
Restricted shares/units vested	(238)	(286)
Restricted shares/units forfeited	(21)	(46)
Restricted shares/units outstanding at June 30, 2018	302	789

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2018 was $188.8 million and $83.8 million, respectively, which have a remaining life of 7 years and 6 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2018, 2017, and 2016 was $60.0 million, $70.9 million, and $85.4 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2018	2017	2016
Risk-free interest rate	1.8%	1.2%	1.6%
Dividend yield	2.1%	2.3%	2.6%
Weighted average volatility factor	21.7%	23.2%	25.6%
Weighted average expected life (in years)	5.4	5.4	5.4
Weighted average fair value (in dollars)	$17.50	$14.36	$13.16

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2018	2017	2016

Performance-based restricted stock	$107.43	$90.63	$75.95
Time-based restricted stock	$108.10	$90.99	$76.09

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

On March 1, 2018, the Company offered a voluntary early retirement program ("VERP") to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. The early retirement offer was extended to about 3,500 eligible associates, or approximately 6 percent of the Company’s workforce. The window for elections closed on May 1, 2018, with approximately 2,200 ADP associates opting to participate. ADP will fund a significant majority of the program costs from the existing surplus in ADP’s U.S. defined benefit plan, which resulted in a special termination charge from the U.S. pension plan of $319.6 million, which has been included within Other expense/(income), net, on the Statements of Consolidated Earnings in the fourth quarter of fiscal 2018.

The Company also extended to all employees participating in the VERP the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. The Company recorded $13.4 million of expenses within selling, general, and administrative expenses related to the continuing health coverage for VERP participants who have exited the Company as of June 30, 2018. The Company anticipates recording a charge in fiscal 2019 for the remaining participants who will exit and continue health coverage during fiscal 2019, which may total up to $35 million, but is based on the number of associates electing this benefit and the health care option selected by each associate.

Additionally, as a result of the VERP in fiscal 2018, the Company recorded stock-based compensation expenses of $3.8 million related to the modification of awards previously granted to the VERP participants.

The Company anticipates recording a non-cash settlement charge in fiscal 2019, within Other expense/(income), net, on the Statements of Consolidated Earnings, which is contingent on the number of participants electing the lump sum payment option and other actuarial assumptions, including the discount rate and long-term rate of return on assets.

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
The Company's pension plans' funded status as of June 30, 2018 and 2017 is as follows:

June 30,	2018	2017

Change in plan assets:
Fair value of plan assets at beginning of year	$2,138.4	$2,006.3
Actual return on plan assets	148.5	195.2
Employer contributions	10.9	11.9
Currency translation adjustments	5.0	(3.2)
Benefits paid	(124.7)	(71.8)
Fair value of plan assets at end of year	$2,178.1	$2,138.4

Change in benefit obligation:
Benefit obligation at beginning of year	$1,866.7	$1,843.9
Service cost	74.6	80.8
Interest cost	65.4	60.0
Actuarial gain	(73.7)	(44.5)
Currency translation adjustments	7.5	2.7
Curtailments and special termination benefits	319.5	(4.4)
Benefits paid	(124.7)	(71.8)
Projected benefit obligation at end of year	$2,135.3	$1,866.7

Funded status - plan assets less benefit obligations	$42.8	$271.7

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2018 and 2017 consisted of:

June 30,	2018	2017

Noncurrent assets	$180.8	$413.8
Current liabilities	(5.3)	(5.0)
Noncurrent liabilities	(132.7)	(137.1)
Net amount recognized	$42.8	$271.7

The accumulated benefit obligation for all defined benefit pension plans was $2,121.1 million and $1,852.5 million at June 30, 2018 and 2017, respectively.

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2018 and 2017 had the following projected benefit obligation, accumulated benefit obligation, and fair value of plan assets:

June 30,	2018	2017

Projected benefit obligation	$151.3	$241.0
Accumulated benefit obligation	$138.1	$227.9
Fair value of plan assets	$13.3	$98.9

The components of net pension expense were as follows:

	2018	2017	2016
Service cost – benefits earned during the period	$74.6	$80.8	$70.4
Interest cost on projected benefits	65.4	60.0	67.4
Expected return on plan assets	(137.5)	(135.8)	(131.2)
Net amortization and deferral	8.4	19.1	11.0
Special termination benefits and plan curtailments	319.5	0.1	0.1
Net pension expense	$330.4	$24.2	$17.7

The net actuarial loss and prior service credit for the defined benefit pension plans that are included in accumulated other comprehensive (loss)/income that have not yet been recognized as components of net periodic benefit cost are $238.1 million and $19.0 million, respectively, at June 30, 2018. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income. The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in fiscal 2019 are $1.8 million and $2.2 million, respectively.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2018	2017

Discount rate	4.10%	3.70%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2018	2017	2016

Discount rate	3.70%	3.40%	4.25%
Expected long-term rate of return on assets	6.75%	7.00%	7.00%
Increase in compensation levels	4.00%	4.00%	4.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2018 and 2017 by asset category were as follows:

	2018	2017

Cash and cash equivalents	1%	1%
Fixed income securities	52%	36%
U.S. equity securities	14%	19%
International equity securities	12%	16%
Global equity securities	22%	28%
	100%	100%

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

The U.S. pension plan's fixed income asset allocation for fiscal 2018 was outside of the target range due to the previously mentioned VERP in order to meet anticipated lump sum payments to participants. The Company expects the asset allocation will continue to be outside of the target range through fiscal 2019.

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2018.

The following table presents the investments of the pension plans measured at fair value at June 30, 2018:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,036.7	$—	$1,036.7
Government securities	—	507.7	—	507.7
Mutual funds	5.5	—	—	5.5
Corporate and municipal bonds	—	586.8	—	586.8
Mortgage-backed security bonds	—	28.2	—	28.2
Total pension asset investments	$5.5	$2,159.4	$—	$2,164.9

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $13.2 million as of June 30, 2018, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2017:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,338.5	$—	$1,338.5
U.S. government securities	—	337.7	—	337.7
Mutual funds	4.8	—	—	4.8
Corporate and municipal bonds	—	409.3	—	409.3
Mortgage-backed security bonds	—	32.9	—	32.9
Total pension asset investments	$4.8	$2,118.4	$—	$2,123.2

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $15.2 million as of June 30, 2017, which have been classified as Level 1 in the fair value hierarchy.

Contributions

During fiscal 2018, the Company contributed $10.9 million to the pension plans. The Company expects to contribute $8.3 million to the pension plans during fiscal 2019.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2019 to the year ended June 30, 2023 are $308.0 million, $148.8 million, $160.2 million, $100.3 million, and $107.7 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2024 to the year ended June 30, 2028 are $669.4 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2018 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $100.6 million, $87.9 million, and $81.9 million for the calendar years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 12. INCOME TAXES

Earnings from continuing operations before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2018	2017	2016

Earnings from continuing operations before income taxes:
United States	$1,849.8	$2,232.8	$2,028.5
Foreign	321.3	298.3	206.2
	$2,171.1	$2,531.1	$2,234.7

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2018	2017	2016

Current:
Federal	$366.7	$615.3	$579.0
Foreign	105.5	91.6	85.0
State	77.6	82.7	76.6
Total current	549.8	789.6	740.6

Deferred:
Federal	(24.8)	6.2	17.7
Foreign	19.7	7.2	(15.7)
State	5.6	(5.3)	(1.3)
Total deferred	0.5	8.1	0.7
Total provision for income taxes	$550.3	$797.7	$741.3

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2018	%	2017	%	2016	%

Provision for taxes at U.S. statutory rate	$609.2	28.1	$885.9	35.0	$782.1	35.0

Increase (decrease) in provision from:
State taxes, net of federal tax benefit	51.0	2.4	52.2	2.1	47.2	2.1
U.S. tax on foreign income	12.0	0.5	66.1	2.6	122.6	5.5
Utilization of foreign tax credits	(19.6)	(0.9)	(76.0)	(3.0)	(155.4)	(7.0)
Section 199 - Qualified production activities	(31.9)	(1.5)	(33.2)	(1.3)	(31.9)	(1.4)
Section 199 - Qualified production activities and research tax credit refund claim - net of reserves	—	—	(51.8)	(2.1)	—	—
Resolution of tax matters - Section 199 Qualified production activities and research tax credit refund claim	(33.3)	(1.6)	—	—	—	—
Excess tax benefit - Stock-based compensation	(26.7)	(1.2)	(32.1)	(1.3)	—	—
Other	(10.4)	(0.5)	(13.4)	(0.5)	(23.3)	(1.0)
	$550.3	25.3	$797.7	31.5	$741.3	33.2

The effective tax rate for fiscal 2018 and 2017 was 25.3% and 31.5%, respectively. The decrease in the effective tax rate is primarily due to the impacts of the Tax Cuts and Jobs Act ("the Act") and the release of reserves for uncertain tax positions in fiscal 2018, partially offset by prior period impacts of the sale of the CHSA and COBRA businesses and the impact of a benefit due to tax incentives associated with the domestic production activity deduction and research tax credit in fiscal 2017.
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
Income tax expense reported for fiscal 2018 reflects the effects of the Act and includes a one-time net charge of $1.6 million. The $1.6 million is comprised of foreign withholding taxes on future distributions, the one-time transition tax and the recording of a valuation allowance against the Company's foreign tax credits which may not be realized, partially offset by the application of the newly enacted rates to the Company's U.S. deferred tax balances. The Act’s foreign tax credit provisions may limit the Company’s ability to utilize existing foreign tax credits in future periods, accordingly we have estimated that approximately

$34.5 million could expire unutilized. The Company has also accrued $28.3 million related to foreign withholding taxes on future distributions of earnings and profits ("E&P") that may not be utilizable as foreign tax credits.
In response to the Tax Act, the Securities and Exchange Commission (“SEC”) staff issued a Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts while the accounting impact of the Tax Act is still under analysis, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

The accounting for the effects of the rate change on deferred tax balances is not complete and provisional amounts were recorded for these items. The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The benefit recorded relating to the re-measurement of the Company's deferred tax balances was $68.0 million. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the re-measurement of these balances or potentially give rise to new deferred tax amounts.

The one-time transition tax is based on the total post-1986 E&P that was previously deferred from US income taxes. The Company recorded a provisional amount for the one-time transition tax liability of $22.9 million for the Company's foreign subsidiaries. The Company has not yet completed the calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalizes the amounts held in cash or other specified assets.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2018	2017

Deferred tax assets:
Accrued expenses not currently deductible	$178.3	$294.5
Stock-based compensation expense	49.6	75.5
Foreign tax credits	40.0	49.5
Net operating losses	44.6	49.5
Unrealized investment losses, net	83.6	—
Other	20.4	18.7
	416.5	487.7
Less: valuation allowances	(46.0)	(9.4)
Deferred tax assets, net	$370.5	$478.3

Deferred tax liabilities:
Prepaid retirement benefits	$19.3	$125.1
Deferred revenue	16.5	35.5
Fixed and intangible assets	242.4	226.3
Prepaid expenses	71.8	122.5
Unrealized investment gains, net	—	33.4
Tax on unrepatriated earnings	28.3	—
Other	9.4	5.2
Deferred tax liabilities	$387.7	$548.0
Net deferred tax liabilities	$17.2	$69.7

There are $90.1 million and $93.4 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2018 and 2017, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $300.9 million as of June 30, 2018, as the Company considers such earnings to be permanently reinvested outside of the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impracticable to estimate the amount of net income tax that might be payable.

The Company has estimated foreign net operating loss carry-forwards of approximately $62.7 million as of June 30, 2018, of which $4.8 million expire through 2026 and $57.9 million have an indefinite utilization period. As of June 30, 2018, the Company has approximately $61.7 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through 2037.

The Company has state net operating loss carry-forwards of approximately $255.4 million as of June 30, 2018, which expire through 2037. The Company has recorded valuation allowances of $46.0 million and $9.4 million at June 30, 2018 and 2017, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $529.7 million, $817.1 million, and $651.6 million for fiscal 2018, 2017, and 2016, respectively.

As of June 30, 2018, 2017, and 2016 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $45.2 million, $74.6 million, and $27.4 million respectively. The amount that, if recognized, would impact the effective tax rate is $36.1 million, $61.0 million, and $18.7 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2018	2017	2016

Unrecognized tax benefits at beginning of the year	$74.6	$27.4	$27.1
Additions for tax positions	4.0	7.5	3.8
Additions for tax positions of prior periods	19.8	41.9	3.5
Reductions for tax positions of prior periods	(40.5)	(0.5)	(0.1)
Settlement with tax authorities	(11.7)	(0.9)	(1.7)
Expiration of the statute of limitations	(1.0)	(0.9)	(4.9)
Impact of foreign exchange rate fluctuations	—	0.1	(0.3)
Unrecognized tax benefit at end of year	$45.2	$74.6	$27.4

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2018, 2017, and 2016, the Company recorded interest expense (benefit) of $3.2 million, $3.0 million, and $1.1 million, respectively. Penalties incurred during fiscal years 2018, 2017, and 2016 were not significant.

At June 30, 2018, the Company had accrued interest of $7.9 million recorded on the Consolidated Balance Sheets, of which $4.8 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2017, the Company had accrued interest of $6.9 million recorded on the Consolidated Balance Sheets, of which $0.1 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2018, the Company had accrued penalties of $0.3 million recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2017, the Company had accrued penalties of $0.2 million recorded on the Consolidated Balance Sheets within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2018
Illinois	2004-2016
Canada	2014
India	2004-2011, 2013-2015
Germany	2010-2014

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $2 million and expected cash payments could be up to $25 million in the next twelve months. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

In fiscal 2018, the IRS completed its review of the examination of the Company's tax return for the years ended June 30, 2017 and 2016, which did not have a material impact to the Consolidated Financial Statements of the Company.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company has obligations under various facilities and equipment leases. Minimum commitments under these obligations with a future life of greater than one year at June 30, 2018 are as follows:

Years ending June 30,

2019	$107.1
2020	102.1
2021	77.1
2022	58.7
2023	47.8
Thereafter	146.7
$539.5

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2018, the Company has purchase commitments of approximately $576.3 million, including a reinsurance premium with Chubb for the fiscal 2019 policy year, as well as obligations related to software license agreements and purchase and maintenance agreements on our software, equipment, and other assets, of which $363.0 million relates to fiscal 2019, $113.6 million relates to the fiscal year ending June 30, 2020, and the remaining relates to fiscal years ending June 30, 2021 through fiscal 2023.

In June 2018, a potential class action complaint was filed against ADP in the Circuit Court of Cook County, Illinois.  The complaint asserts that ADP violated the Illinois Biometric Privacy Act, was negligent and unjustly enriched itself in connection with its collection, use and storage of biometric data of employees of its clients who are residents of Illinois in connection with certain services provided by ADP to clients in Illinois.  The complaint seeks statutory and other unspecified monetary damages, injunctive relief and attorney’s fees.  In addition, similar potential class action complaints have been filed in Illinois state courts against ADP and certain of its clients with respect to the collection, use and storage of biometric data of the employees of these clients.  All of these claims are still in their earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters.  The Company intends to vigorously defend against these lawsuits.

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

The Company has acquired a license to the four patents and a release for any potential past infringement liability.  Despite the Company being licensed and released, Uniloc appealed the Court's invalidity determination to the U.S. Court of Appeals for the Federal Circuit (the “Appeals Court”).  The Company moved to dismiss Uniloc's appeal; on August 2, 2018, the Appeals Court granted ADP’s motion, ending the lawsuit against ADP.

The Company is subject to various claims, litigation, and regulatory compliance matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. Management currently believes that the resolution of these claims, litigation and regulatory compliance matters against us, individually or in the aggregate, will not have a material adverse impact on our consolidated results of operations, financial condition or cash flows. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

It is not the Company’s business practice to enter into off-balance sheet arrangements. In the normal course of business, the Company may enter into contracts in which it makes representations and warranties that relate to the performance of the Company’s services and products.  The Company does not expect any material losses related to such representations and warranties.

NOTE 14. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive (loss)/income was $(259.3) million, $(164.1) million, and $45.5 million in fiscal 2018, 2017, and 2016, respectively. Changes in Accumulated Other Comprehensive (Loss)/Income ("AOCI") by component are as follows:

	Currency Translation Adjustment	Net Gains on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss) / Income

Balance at June 30, 2015	$(228.3)	$143.9		$(176.2)		$(260.6)
Other comprehensive (loss)/income before reclassification adjustments	(25.5)	288.8		(199.4)		63.9
Tax effect	—	(102.2)		72.9		(29.3)
Reclassification adjustments to net earnings	—	5.0	(A)	12.0	(B)	17.0
Tax effect	—	(1.7)		(4.4)		(6.1)
Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive income/(loss) before reclassification adjustments	23.0	(405.7)		109.6		(273.1)
Tax effect	—	141.6		(43.6)		98.0
Reclassification adjustments to net earnings	—	(2.2)	(A)	20.6	(B)	18.4
Tax effect	—	0.8		(8.2)		(7.4)
Balance at June 30, 2017	$(230.8)	$68.3		$(216.7)		$(379.2)
Other comprehensive income/(loss) before reclassification adjustments	2.8	(460.7)		87.0		(370.9)
Tax effect	—	123.4		(18.7)		104.7
Reclassification adjustments to net earnings	—	2.7	(A)	9.3	(B)	12.0
Tax effect	—	(0.6)		(4.5)		(5.1)
Reclassification to retained earnings (C)	—	(7.1)		(35.2)		(42.3)
Balance at June 30, 2018	$(228.0)	$(274.0)		$(178.8)		$(680.8)

(A) Reclassification adjustments out of AOCI are included within Other expense/(income), net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 11).

(C) During fiscal 2018, the Company adopted ASU 2018-02 and reclassified stranded tax effects attributable to the Act from AOCI to retained earnings. The fiscal 2018 Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive (loss)/income into retained earnings (see Note 1).

NOTE 15. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services.  The primary components of “Other” are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, the results of operations of ADP Indemnity (a wholly-owned captive insurance company that provides workers’ compensation and employee’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees), certain charges and expenses that have not been allocated to the reportable segments, and the historical results of the AMD business. Changes to the allocation methodology for certain allocations, has been adjusted in both the current period and the prior period in the table below, and did not materially affect reportable segment results. The Company also adjusted the segment results to reflect the historical results of AMD in Other, which also did not materially affect reportable segment results. Beginning in the first quarter of fiscal 2019, the Company's chief operating decision maker ("CODM") will begin reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM will begin reviewing results with changes to certain corporate allocations. These changes represent a change in the measure of segment performance. The Company will reflect these new segment measures beginning in the first quarter of fiscal 2019 and prior period segment results will be restated for comparability.

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

	Employer Services	PEO Services	Other	Client Fund Interest	Total
Year ended June 30, 2018
Revenues from continuing operations	$10,057.8	$3,896.6	$(9.4)	$(619.2)	$13,325.8
Earnings from continuing operations before income taxes	3,087.4	504.2	(801.3)	(619.2)	2,171.1
Assets from continuing operations	30,250.8	760.1	6,077.8	—	37,088.7
Capital expenditures from continuing operations	113.9	—	78.0	—	191.9
Depreciation and amortization	291.9	3.0	82.7	—	377.6

Year ended June 30, 2017
Revenues from continuing operations	$9,535.2	$3,483.6	$(10.6)	$(628.4)	$12,379.8
Earnings from continuing operations before income taxes	2,918.5	448.6	(207.6)	(628.4)	2,531.1
Assets from continuing operations	30,107.7	586.8	6,485.5	—	37,180.0
Capital expenditures from continuing operations	83.0	0.2	165.8	—	249.0
Depreciation and amortization	247.3	1.3	67.5	—	316.1

Year ended June 30, 2016
Revenues from continuing operations	$9,211.9	$3,073.1	$1.9	$(619.1)	$11,667.8
Earnings from continuing operations before income taxes	2,798.4	371.2	(315.8)	(619.1)	2,234.7
Assets from continuing operations	36,637.5	534.6	6,497.9	—	43,670.0
Capital expenditures from continuing operations	71.1	1.0	93.6	—	165.7
Depreciation and amortization	230.7	1.5	56.4	—	288.6

	United States	Europe	Canada	Other	Total
Year ended June 30, 2018
Revenues from continuing operations	$11,486.4	$1,245.9	$322.1	$271.4	$13,325.8
Assets from continuing operations	$32,221.0	$2,325.0	$2,009.9	$532.8	$37,088.7

Year ended June 30, 2017
Revenues from continuing operations	$10,760.4	$1,086.0	$291.1	$242.3	$12,379.8
Assets from continuing operations	$32,401.0	$2,252.3	$2,018.1	$508.6	$37,180.0

Year ended June 30, 2016
Revenues from continuing operations	$10,110.9	$1,063.7	$284.1	$209.1	$11,667.8
Assets from continuing operations	$39,194.2	$2,064.3	$1,949.4	$462.1	$43,670.0

The Company has reclassified $223.0 million and $240.9 million of revenues previously reported within Other for fiscal years 2017 and 2016, respectively, to United States to properly reflect revenues by geography.  This revision did not impact segment profit or consolidated revenue results.  Management has concluded that the impact was not material to any period presented.

NOTE 16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our operations for the fiscal years ended June 30, 2018 and June 30, 2017 are as follows:

Year ended June 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$3,078.8	$3,235.4	$3,693.0	$3,318.6
Gross profit	$1,212.4	$1,288.7	$1,615.6	$1,366.4
Earnings before income taxes	$548.2	$565.7	$852.6	$204.5
Net earnings	$401.5	$467.5	$643.1	$108.7
Basic per common share amounts:
Basic earnings per share	$0.91	$1.06	$1.46	$0.25
Diluted per common share amounts:
Diluted earnings per share	$0.90	$1.05	$1.45	$0.25

Year ended June 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$2,916.9	$2,987.3	$3,410.8	$3,064.8
Gross profit	$1,173.3	$1,219.5	$1,499.8	$1,217.6
Earnings before income taxes	$528.7	$786.2	$827.9	$388.4
Net earnings	$368.7	$510.9	$587.9	$265.8
Basic per common share amounts:
Basic earnings per share	$0.82	$1.14	$1.32	$0.60
Diluted per common share amounts:
Diluted earnings per share	$0.81	$1.13	$1.31	$0.59

NOTE 17. SUBSEQUENT EVENTS

In July 2018, the Company acquired 100% of outstanding shares of Celergo Holdings, Inc. ("Celergo"), a leading provider of international payroll management services. The results of Celergo will be reported within the Company's Employer Services segment. The acquisition will be accounted for using the acquisition method of business combination under ASC 805, Business Combinations.

With the exception of the change in segment measures discussed in Note 15, resolution of the Uniloc matter discussed in Note 13 and the item listed above, there are no other subsequent events for disclosure.

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2018 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2018.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Jan Siegmund
Jan Siegmund
Chief Financial Officer

Roseland, New Jersey
August 3, 2018

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated August 3, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 3, 2018

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	43	Corporate Controller and Principal Accounting Officer	2007
John Ayala	51	President, Major Account Services and ADP Canada	2002
Maria Black	44	President, Small Business Solutions and Human Resources	1996
		Outsourcing
Michael A. Bonarti	52	Corporate Vice President, General Counsel and Secretary	1997
Deborah L. Dyson	52	President, National Accounts Services	1988
Michael C. Eberhard	56	Vice President and Treasurer	1998
Sreeni Kutam	48	Chief Human Resources Officer	2014
Don McGuire	58	President, Employer Services International	1998
Dermot J. O'Brien	52	Chief Transformation Officer	2012
Thomas Perrotti	49	President, Worldwide Sales and Marketing	1993
Douglas Politi	56	President, Compliance Solutions	1992
Carlos A. Rodriguez	54	President and Chief Executive Officer	1999
Stuart Sackman	57	Corporate Vice President, Global Shared Services	1992
Jan Siegmund	54	Chief Financial Officer	1999
Donald Weinstein	49	Corporate Vice President, Global Product and Technology	2006

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
Michael A. Bonarti joined ADP in 1997. He has served as Corporate Vice President, General Counsel and Secretary since July 2010.
Deborah L. Dyson joined ADP in 1988. Prior to her appointment as President, National Accounts Services in August 2017, she served as Corporate Vice President, Client Experience and Continuous Improvement from July 2014 to June 2018, as Division Vice President / General Manager, Employer Services - Major Account Services South Service Center from July 2012 to June 2014, and as Division Vice President / General Manager, Employer Services - Major Account Services Northwest Service Center from July 2006 to June 2012.
Michael C. Eberhard joined ADP in 1998. He has served as Vice President and Treasurer since November 2009.

Sreeni Kutam joined ADP in 2014. Prior to his appointment as Chief Human Resources Officer in June 2018, he served as Interim Chief Human Resources Officer from January 2018 to June 2018, as Division Vice President, Human Resources, Major Account Services from May 2016 to January 2018, and as Vice President, HR Strategy and Planning from January 2014 to April 2016. Prior to joining ADP, he was an HR consultant.
Don McGuire joined ADP in 1998. Prior to his appointment as President, Employer Services International in June 2018, he served as President, Global Enterprise Solutions EMEA/Streamline from July 2016 to June 2018, as Senior Vice President, General Manager, Asia Pacific Region from December 2012 to June 2016, and as General Manager, ADP United Kingdom/Ireland from September 2007 to December 2012.
Dermot J. O’Brien joined ADP in 2012. Prior to his appointment as Chief Transformation Officer in January 2018, he served as Chief Human Resources Officer from April 2012 to January 2018.
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
Douglas Politi joined ADP in 1992. Prior to his appointment as President, Compliance Solutions in February 2013, he served as Senior Vice President, CFO Suite (AVS) from October 2011 to January 2013, and as Senior Vice President, Retirement Services from September 2006 to September 2011.
Carlos A. Rodriguez joined ADP in 1999. Prior to his appointment in November 2011 to President and Chief Executive Officer, he served as President and Chief Operating Officer from May 2011 to November 2011, and as President, Employer Services International - National Account Services, ADP Canada, and GlobalView and Employer Services International, from March 2010 to May 2011.
Stuart Sackman joined ADP in 1992. Prior to his appointment as Corporate Vice President, Global Shared Services in July 2018, he served as Corporate Vice President, Global Product and Technology from March 2015 to June 2018, as Corporate Vice President and General Manager of Multinational Corporations Services from June 2012 to February 2015, and as Division Vice President and General Manager of the National Account Services’ East National Service Center from February 2008 to May 2012.
Jan Siegmund joined ADP in 1999. Prior to his appointment as Chief Financial Officer in November 2012, he served as President, Added Value Services and Chief Strategy Officer from April 2009 to October 2012.
Donald Weinstein joined ADP in 2006. Prior to his appointment as Corporate Vice President, Global Product and Technology in July 2018, he served as Chief Strategy Officer from December 2015 to June 2018, as Senior Vice President, Product Management from October 2010 to November 2015, and as Division Vice President, Strategy & Marketing from September 2007 to September 2010.
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
See “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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

Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See “Security Ownership of Certain Beneficial Owners and Managers” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2018 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Statements of Consolidated Earnings - years ended June 30, 2018, 2017 and 2016
Statements of Consolidated Comprehensive Income - years ended June 30, 2018, 2017 and 2016
Consolidated Balance Sheets - June 30, 2018 and 2017
Statements of Consolidated Stockholders' Equity - years ended June 30, 2018, 2017 and 2016

Statements of Consolidated Cash Flows - years ended June 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	93
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

4.3	Form of 2.250% Senior Note due 2020 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2015
4.4	Form of 3.375% Senior Note due 2025 - incorporated by reference to Exhibit B to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2015
10.1
364-Day Credit Agreement, dated as of June 13, 2018, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and MUFG Bank, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2018

10.2
Five-Year Credit Agreement, dated as of June 14, 2017, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 14, 2017

10.3
Five-Year Credit Agreement, dated as of June 13, 2018, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and MUFG Bank, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2018

10.4
Separation and Distribution Agreement, dated September 29, 2014, by and between Automatic Data Processing, Inc. and CDK Global Holdings, LLC - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2014

10.5
Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.6
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective September 15, 2016 - incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (Management Compensatory Plan)

10.7
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.8
Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.9
Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.10
Automatic Data Processing, Inc. Retirement and Savings Restoration Plan - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.11
Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.12
Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)

10.13
French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.14
Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.15
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants prior to November 12, 2008 - incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (Management Compensatory Plan)

10.16
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.17
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Non- Employee Directors) for grants beginning November 12, 2008 - incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.18
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.19
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (Management Compensatory Plan)

10.20
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.21
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.22
Form of Stock Option Grant under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.23
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (Management Compensatory Plan)

10.24
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.25
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.26
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.27
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.28
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.29
Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.30	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2018 (Management Compensatory Plan)
10.31	Separation Agreement and Release, dated June 13, 2018, by and between Ed Flynn and Automatic Data Processing, Inc.
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Jan Siegmund pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Jan Siegmund pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of period
Year ended June 30, 2018:
Allowance for doubtful accounts:
Current	$49,561	$21,443	$5,546	$(25,208)	(B)	$51,342
Long-term	$803	$—	$(293)	$—	(B)	$510
Deferred tax valuation allowance	$9,406	$38,937	$(325)	$(2,013)		$46,006
Year ended June 30, 2017:
Allowance for doubtful accounts:
Current	$38,111	$27,660	$1,692	$(17,901)	(B)	$49,561
Long-term	$547	$260	$89	$(93)	(B)	$803
Deferred tax valuation allowance	$15,369	$892	$(1,754)	$(5,101)		$9,406
Year ended June 30, 2016:
Allowance for doubtful accounts:
Current	$35,493	$18,626	$(265)	$(15,743)	(B)	$38,111
Long-term	$634	$216	$93	$(395)	(B)	$547
Deferred tax valuation allowance	$23,707	$1,364	$(1,022)	$(8,680)		$15,369
(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 3, 2018	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 3, 2018
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Jan Siegmund	Chief Financial Officer	August 3, 2018
(Jan Siegmund)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 3, 2018
(Brock Albinson)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 3, 2018
(Peter Bisson)

/s/ Richard T. Clark	Director	August 3, 2018
(Richard T. Clark)

/s/ Eric C. Fast	Director	August 3, 2018
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 3, 2018
(Linda R. Gooden)

/s/ Michael P. Gregoire	Director	August 3, 2018
(Michael P. Gregoire)

/s/ R. Glenn Hubbard	Director	August 3, 2018
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 3, 2018
(John P. Jones)

/s/ Thomas J. Lynch	Director	August 3, 2018
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 3, 2018
(Scott F. Powers)

/s/ William J. Ready	Director	August 3, 2018
(William J. Ready)

/s/ Sandra S. Wijnberg	Director	August 3, 2018
(Sandra S. Wijnberg)