Form 10-Q
period 2018-09-30
AUTOMATIC DATA PROCESSING INC
filed 2018-11-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2018 was 437,732,499.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
		*As Adjusted
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,218.6	$2,078.9
Interest on funds held for clients	118.5	99.4
PEO revenues (A)	986.1	898.9
TOTAL REVENUES	3,323.2	3,077.2

EXPENSES:
Costs of revenues:
Operating expenses	1,709.9	1,630.7
Systems development and programming costs	158.0	158.2
Depreciation and amortization	72.6	62.6
TOTAL COSTS OF REVENUES	1,940.5	1,851.5

Selling, general, and administrative expenses	713.9	675.4
Interest expense	35.9	28.0
TOTAL EXPENSES	2,690.3	2,554.9

Other income, net	(13.9)	(42.6)

EARNINGS BEFORE INCOME TAXES	646.8	564.9

Provision for income taxes	141.4	152.3

NET EARNINGS	$505.4	$412.6

BASIC EARNINGS PER SHARE	$1.16	$0.93

DILUTED EARNINGS PER SHARE	$1.15	$0.93

Basic weighted average shares outstanding	436.8	442.2
Diluted weighted average shares outstanding	439.9	445.0

Dividends declared per common share	$0.690	$0.570

*See Note 2 for a summary of adjustments.

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $9,629.4 million and $8,738.5 million for the three months ended September 30, 2018 and 2017, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
		*As Adjusted
Net earnings	$505.4	$412.6

Other comprehensive income/loss:
Currency translation adjustments	(22.9)	52.8

Unrealized net losses on available-for-sale securities	(50.4)	(12.8)
Tax effect	12.3	3.5
Reclassification of net losses on available-for-sale securities to net earnings	0.9	—
Tax effect	(0.2)	—

Reclassification of pension liability adjustment to net earnings	0.2	2.3
Tax effect	(0.2)	(0.9)

Other comprehensive (loss)/income, net of tax	(60.3)	44.9
Comprehensive income	$445.1	$457.5

*See Note 2 for a summary of adjustments.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
		2018
	2018	*As Adjusted

Assets
Current assets:
Cash and cash equivalents	$1,490.3	$2,170.0
Accounts receivable, net of allowance for doubtful accounts of $52.2 and $51.3, respectively	2,216.4	1,984.2
Other current assets	846.5	531.3
Total current assets before funds held for clients	4,553.2	4,685.5
Funds held for clients	25,402.7	27,137.8
Total current assets	29,955.9	31,823.3
Long-term receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	25.2	25.5
Property, plant and equipment, net	787.7	793.7
Deferred contract costs	2,352.3	2,377.4
Other assets	1,053.4	699.3
Goodwill	2,325.0	2,243.5
Intangible assets, net	917.2	886.4
Total assets	$37,416.7	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$131.8	$135.4
Accrued expenses and other current liabilities	1,603.5	1,547.6
Accrued payroll and payroll-related expenses	446.9	667.7
Dividends payable	298.8	298.9
Short-term deferred revenues	229.0	225.7
Obligations under reverse repurchase agreements (A)	453.0	—
Income taxes payable	75.4	43.9
Total current liabilities before client funds obligations	3,238.4	2,919.2
Client funds obligations	25,798.9	27,493.5
Total current liabilities	29,037.3	30,412.7
Long-term debt	2,002.4	2,002.4
Other liabilities	736.4	728.0
Deferred income taxes	533.2	522.0
Long-term deferred revenues	428.6	448.1
Total liabilities	32,737.9	34,113.2

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2018 and June 30, 2018; outstanding, 438.2 and 438.8 shares at September 30, 2018 and June 30, 2018, respectively	63.9	63.9
Capital in excess of par value	1,035.1	1,014.8
Retained earnings	16,741.1	16,546.6
Treasury stock - at cost: 200.5 and 199.9 shares at September 30, 2018 and June 30, 2018, respectively	(12,421.2)	(12,209.6)
Accumulated other comprehensive loss	(740.1)	(679.8)
Total stockholders’ equity	4,678.8	4,735.9
Total liabilities and stockholders’ equity	$37,416.7	$38,849.1

*See Note 2 for a summary of adjustments.

(A) As of September 30, 2018, $123.8 million of short-term marketable securities, $328.6 million of long-term marketable securities and $0.6 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2018	2017
		*As Adjusted
Cash Flows from Operating Activities:
Net earnings	$505.4	$412.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	99.0	87.2
Amortization of deferred contract costs	216.9	204.7
Deferred income taxes	26.4	55.4
Stock-based compensation expense	38.4	39.0
Net pension expense	17.1	2.7
Net amortization of premiums and accretion of discounts on available-for-sale securities	14.3	19.4
Impairment of intangible assets	12.1	—
Other	10.1	9.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(239.2)	(81.7)
Increase in other assets	(471.2)	(460.7)
Decrease in accounts payable	(2.3)	(24.5)
Decrease in accrued expenses and other liabilities	(77.8)	(19.0)
Net cash flows provided by operating activities	149.2	244.7

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(755.8)	(1,157.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	539.8	1,007.7
Capital expenditures	(43.2)	(73.3)
Additions to intangibles	(73.8)	(69.7)
Acquisitions of businesses, net of cash acquired	(119.7)	—
Net cash flows used in investing activities	(452.7)	(292.6)

Cash Flows from Financing Activities:
Net decrease in client funds obligations	(1,711.5)	(1,674.3)
Payments of debt	(0.5)	(0.9)
Repurchases of common stock	(227.1)	(250.1)
Net proceeds from stock purchase plan and stock-based compensation plans	(24.4)	(15.1)
Dividends paid	(302.6)	(253.7)
Net proceeds from reverse repurchase agreements	448.4	129.4
Net cash flows used in financing activities	(1,817.7)	(2,064.7)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12.6)	14.2

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,133.8)	(2,098.4)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	6,542.1	8,181.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$4,408.3	$6,083.2

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,490.3	$2,363.6
Restricted cash and restricted cash equivalents included in funds held for clients (A)	2,918.0	3,719.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,408.3	$6,083.2

Supplemental disclosures of cash flow information:
Cash paid for interest	$49.4	$41.4
Cash paid for income taxes, net of income tax refunds	$39.3	$41.9

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

The Company has a grantor trust, which holds the majority of the funds provided by its clients pending remittance to employees of those clients, tax authorities, and other payees.  The Company is the sole beneficial owner of the trust.  The trust meets the criteria in Accounting Standards Codification ("ASC") 810 “Consolidation” to be characterized as a variable interest entity (“VIE”).  The Company has determined that it has a controlling financial interest in the trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the trust (including the power to make all investment decisions for the trust) and (2) the right to receive benefits that could potentially be significant to the trust (in the form of investment returns) and therefore, consolidates the trust.  Further information on these funds and the Company’s obligations to remit to its clients’ employees, tax authorities, and other payees is provided in Note 8, “Corporate Investments and Funds Held for Clients.”

Restatements

Effective July 1, 2018, certain prior period amounts have been restated to conform to the current period presentation in connection with the adoption of Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (ASC 606)” and ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” Also, beginning in the first quarter of the fiscal year ended June 30, 2019 ("fiscal 2019"), the Company's chief operating decision maker ("CODM") reviews segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity, and with changes to certain corporate allocations. Refer to Note 2 and Note 16 for additional information.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“fiscal 2018”).

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” on a retrospective basis. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 resulted in enhanced revenue related disclosures. The standard primarily impacted the manner in which it treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The provisions of the new standard require the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under previous U.S. GAAP. Under previous U.S. GAAP, the Company immediately expensed all selling expenses. The adoption of provisions of the new standard did not materially impact the timing or amount of revenue the Company recognized and did not result in significant changes in its business processes or systems. Refer to Note 3 for further details. Refer to the table below for a summary of the restatements required, as a result of this change, on the Company's consolidated results of operations, statements of financial condition, and cash flows for the three months ended September 30, 2017.
Effective July 1, 2018, the Company adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost”. ASU 2017-07 requires reporting the service cost component in the same line item or items as other compensation costs arising during the period in the Statements of

Consolidated Earnings. The other components of net periodic pension cost are required to be presented in the Statements of Consolidated Earnings separately from the service cost component. The Company retrospectively adopted the new standard, and as a result reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other income, net. Refer to the table below for a summary of the reclassification required, as a result of this change, on the Company's consolidated results of operations for the three months ended September 30, 2017. The adoption of the new accounting rules only impacted the classification of expenses on the Statements of Consolidated Earnings and did not impact the Company’s consolidated income, statements of financial condition, or cash flows.
Adoption of ASC 606 and ASU 2017-07 impacted the Company's prior period Statements of Consolidated Earnings, Consolidated Balance Sheets, and Consolidated Cash Flows as follows:

Statements of Consolidated Earnings

	Three Months Ended
	September 30, 2017
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As adjusted
Revenues, other than interest on funds held for clients and PEO revenues	$2,080.9	$(2.0)	$—	$2,078.9
Interest on funds held for clients	99.4	—	—	99.4
PEO revenues	898.5	0.4	—	898.9
TOTAL REVENUES	3,078.8	(1.6)	—	3,077.2
Operating expenses	1,646.9	(25.3)	9.3	1,630.7
Systems development and programming costs	156.9	—	1.3	158.2
Depreciation and amortization	62.6	—	—	62.6
Selling, general, and administrative expenses	662.4	7.0	5.9	675.4
Interest expense	28.0	—	—	28.0
Total Expenses	2,556.8	(18.3)	16.5	2,554.9
Other income, net	(26.2)	—	(16.5)	(42.6)
EARNINGS BEFORE INCOME TAXES	548.2	16.7	—	564.9
Provision for income taxes	146.7	5.6	—	152.3
NET EARNINGS	$401.5	$11.1	$—	$412.6

Consolidated Balance Sheets

	June 30,		June 30,
	2018	Adjustments ASC 606	2018
	As reported		As adjusted
Assets
Current assets:
Other current assets	$758.0	$(226.7)	$531.3
Total current assets	32,050.0	(226.7)	31,823.3
Deferred contract costs	—	2,377.4	2,377.4
Other assets	1,089.6	(390.3)	699.3
Total assets	$37,088.7	$1,760.4	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term deferred revenues	226.5	(0.8)	225.7
Total current liabilities	30,413.6	(0.8)	30,412.7
Deferred income taxes	107.3	414.7	522.0
Long-term deferred revenues	377.8	70.2	448.1
Total liabilities	33,629.1	484.1	34,113.2

Stockholders' equity:
Retained earnings	15,271.3	1,275.3	16,546.6
Total stockholders’ equity	3,459.6	1,276.3	4,735.9
Total liabilities and stockholders’ equity	$37,088.7	$1,760.4	$38,849.1

Statements of Consolidated Cash Flows

	Three Months Ended
	September 30,
	2017	Adjustments ASC 606	2017
	As reported		As adjusted
Cash Flows from Operating Activities:
Net earnings	$401.5	$11.1	$412.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Amortization of deferred contract costs	—	204.7	204.7
Deferred income taxes	46.4	9.0	55.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in other assets	(259.5)	(201.2)	(460.7)
Decrease in accrued expenses and other liabilities	4.6	(23.6)	(19.0)
Net cash flows provided by operating activities	$244.7	$—	$244.7
Recently Issued Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board ("FASB") that could have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2018-15 Intangibles - Goodwill and Other-Internal-Use Software
This update clarifies the accounting and capitalization of implementation costs in cloud computing arrangements that are service arrangements. The amendments in ASU 2018-15 are required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.
		For fiscal years beginning after December 15, 2019. Early adoption is permitted.	The Company has not yet determined the impact of this ASU on its consolidated results of operations, financial condition, or cash flows.
ASU 2018-14 Compensation-Retirement Benefits-Defined Benefit Plans
This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amendments in ASU 2018-14 would need to be applied on a retrospective basis.
		For fiscal years beginning after December 15, 2020. Early adoption is permitted.	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2018-13 Fair Value Measurement	This update modifies the disclosure requirements on fair value measurements. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis.	For fiscal years beginning after December 15, 2019. Early adoption is permitted.	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
ASU 2018-09 Codification Improvements
This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The transition guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective immediately. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018.
The transition and effective date guidance is based on the facts and circumstances of each amendment.
Clarifications which were effective immediately were not applicable and for other amendments the Company has not yet determined the impact of this ASU on its consolidated results of operations, financial condition, or cash flows.

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

Note 3.  Revenue

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three strategic pillars: U.S. Integrated HCM (“HCM”), HR Outsourcing ("HRO"), and Global with separate disaggregation for PEO benefits pass-through revenues and Client Fund Interest revenues.  The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

HCM provides a suite of product offerings that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement. Global is generally consistent with the types of services provided within HCM but represent geographies outside of the United States and includes our multinational offerings. HCM and Global revenues are primarily attributable to fees for providing solutions for payroll, benefits, talent, retirement services and HR processing and fees charged to implement the Company's solutions for clients.

HRO provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. This revenue is primarily driven by the Professional Employer Organization Services (“PEO”). Amounts collected from PEO worksite employers include payroll, fees for benefits, and an administrative fee that also includes payroll taxes, fees for workers’ compensation and state unemployment taxes. The payroll and payroll taxes collected from the worksite employers are presented in revenue net, as the Company does not retain risk and acts as an agent with respect to this aspect of the PEO arrangement. With respect to the payroll and payroll taxes, the worksite employer is primarily responsible for providing the service and has discretion in establishing wages. The fees collected from the worksite employers for benefits (i.e., PEO benefits pass-throughs), workers’ compensation and state unemployment taxes are presented in revenues and the associated costs of benefits, workers’ compensation and state unemployment taxes are included in operating expenses, as the Company does retain risk and acts as a principal with respect to this aspect of the arrangement. With respect to these fees, the Company is primarily responsible for fulfilling the service and has discretion in establishing price. The Company has further disaggregated HRO to separate out its PEO benefits pass-through revenues.

The Company enters into service agreements with clients that include anywhere from one service to a full suite of services. The Company’s agreements vary in duration having a legally enforceable term of 30 days to 5 years. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. The Company uses the output method based on a fixed fee per employee serviced to recognize revenue, as the value to the client of the goods or services transferred to date (e.g., number of payees or number of payrolls processed) appropriately depicts our performance towards complete satisfaction of the performance obligation. The fees are typically billed in the period in which services are performed.

The Company recognizes client fund interest revenues on collected but not yet remitted funds held for clients in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing. We assess the collectability of revenues based primarily on the creditworthiness of the client as determined by credit checks and analysis, as well as the client's payment history.

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO benefits pass-throughs and client fund interest, and includes a reconciliation to the Company’s reportable segments (in millions):

	Three Months Ended
	September 30,
Types of Revenues	2018	2017
HCM	$1,520.3	$1,424.1
HRO, excluding PEO benefits pass-throughs	557.5	509.1
PEO benefits pass-throughs	653.4	595.3
Global	473.5	449.3
Client Fund Interest	118.5	99.4
Total Revenues	$3,323.2	$3,077.2

Reconciliation of disaggregated revenue to our reportable segments for September 30, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,521.8	$—	$(1.5)	$1,520.3
HRO, excluding PEO benefits pass-throughs	226.1	332.7	(1.3)	557.5
PEO benefits pass-throughs	—	653.4	—	653.4
Global	473.5	—	—	473.5
Client Fund Interest	116.8	1.7	—	118.5
Total Segment Revenues	$2,338.2	$987.8	$(2.8)	$3,323.2

Reconciliation of disaggregated revenue to our reportable segments for September 30, 2017:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,425.0	$—	$(0.9)	$1,424.1
HRO, excluding PEO benefits pass-throughs	206.6	303.6	(1.1)	509.1
PEO benefits pass-throughs	—	595.3	—	595.3
Global	449.3	—	—	449.3
Client Fund Interest	98.5	0.9	—	99.4
Total Segment Revenues	$2,179.4	$899.8	$(2.0)	$3,077.2

Contract Balances

The timing of revenue recognition for our HCM, Global and HRO services is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Set up fees received from certain clients to implement the Company's solutions are considered a material right. Therefore, the Company defers revenue associated with these set up fees and records them over the period in which such clients are expected to benefit from the material right, which is approximately five to seven years.

Changes in deferred revenue related to set up fees for the three months ended September 30, 2018 were as follows:

Contract Liability
Contract liability, July 1, 2018	$607.5
Recognition of revenue included in beginning of year contract liability	(47.4)
Contract liability, net of revenue recognized on contracts during the period	30.8
Currency adjustments	(5.8)
Contract liability, September 30, 2018	$585.1

Deferred costs

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) that are expected to be recovered are capitalized and amortized on a straight-line basis over a period of three to eight years, depending on the Company's business unit. The Company has previously expensed these costs as incurred. Expected renewal periods are only included in the expected client relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. These costs are included in selling, general and administrative expenses.

Costs to fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g. direct labor) are capitalized and amortized on a straight-line basis over the expected client relationship period if the Company expects to recover those costs. The expected client relationship period ranges from three to eight years. These costs are included in operating expenses.

The Company has estimated the amortization periods for the deferred costs by using its historical retention by business unit to estimate the pattern during which the service transfers.

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

The balance is as follows:

September 30,
2018
Deferred costs to obtain a contract	$1,445.7
Deferred costs to fulfill a contract	906.6
Total deferred contract costs (1)	$2,352.3

(1) The amount of total deferred costs amortized during the three months ended September 30, 2018 and for the three months ended September 30, 2017 were $216.9 million and $204.7 million, respectively.

Note 4. Acquisitions

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

The final purchase price allocation for GCC is as follows:

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

In January 2018, the Company acquired 100% of the outstanding shares of Work Market, Inc. ("WorkMarket"), a leading provider of cloud-based freelance management solutions, for approximately $125 million in cash.

In July 2018, the Company acquired 100% of outstanding shares of Celergo Holdings, Inc. ("Celergo"), a leading provider of multi-country payroll management services.

These acquisitions, individually or in aggregate, were not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented. The results of these acquisitions are reported within the Company’s Employer Services segment.

Note 5. Service Alignment Initiative

On July 28, 2016, the Company announced a Service Alignment Initiative that simplified the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In fiscal 2016, the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in fiscal 2017, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges during the first quarter of fiscal 2017. The charges primarily relate to employee separation benefits recognized under Accounting Standards Codification ("ASC") 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company does not expect to recognize significant pre-tax restructuring charges related to the Service Alignment Initiative for the remainder of fiscal 2019.

The table below summarizes the composition of the Company's Service Alignment Initiative (reversals)/charges:

	Three Months Ended		Cumulative amount from inception through
	September 30,		September 30,
	2018	2017	2018
Employee separation benefits (a)	$(5.2)	$(5.2)	$94.3
Other initiative costs (b)	0.8	1.9	11.8
Total (c)	$(4.4)	$(3.3)	$106.1

(a) - (Reversals)/charges are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
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

Activity for the Service Alignment Initiative liability for the three months ended September 30, 2018 and September 30, 2017, respectively, was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2018	$54.0	$0.5	$54.5
Charged to expense	4.1	0.8	4.9
Reversals	(9.3)	—	(9.3)
Cash payments	(11.1)	(0.4)	(11.5)
Non-cash utilization	—	(0.3)	(0.3)
Balance at September 30, 2018	$37.7	$0.6	$38.3

Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	0.8	1.9	2.7
Reversals	(6.0)	—	(6.0)
Cash payments	(9.4)	(1.2)	(10.6)
Non-cash utilization	—	(0.6)	(0.6)
Balance at September 30, 2017	$59.3	$0.6	$59.9

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2018
Net earnings	$505.4			$505.4
Weighted average shares (in millions)	436.8	1.4	1.7	439.9
EPS	$1.16			$1.15
Three Months Ended September 30, 2017
Net earnings	$412.6			$412.6
Weighted average shares (in millions)	442.2	1.0	1.8	445.0
EPS	$0.93			$0.93

Options to purchase 0.3 million and 0.4 million shares of common stock for the three months ended September 30, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended
	September 30,
	2018	2017
Interest income on corporate funds	$(28.5)	$(25.8)
Realized gains on available-for-sale securities	(0.4)	(0.3)
Realized losses on available-for-sale securities	1.3	0.3
Impairment of intangible assets	12.1	—
Gain on sale of assets	—	(0.4)
Non-service components of pension expense, net (see Note 2)	1.6	(16.4)
Other income, net	$(13.9)	$(42.6)

The charges within non-service components of pension expense, net includes $14.0 million of non-cash settlement charges and $1.3 million of special termination benefits related to the Voluntary Early Retirement Program ("VERP"), partially offset by $13.7 million related to other components of net periodic pension cost. Refer to Note 2 and Note 12 for further information.

The Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2018 and June 30, 2018 were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$4,408.3	$—	$—	$4,408.3
Available-for-sale securities:
Corporate bonds	9,999.1	15.2	(167.2)	9,847.1
Asset-backed securities	4,540.6	0.1	(66.2)	4,474.5
U.S. government agency securities	2,738.9	2.6	(53.2)	2,688.3
U.S. Treasury securities	2,741.8	0.1	(90.4)	2,651.5
Canadian government obligations and Canadian government agency obligations	1,132.0	0.3	(24.7)	1,107.6
Canadian provincial bonds	767.2	3.6	(9.4)	761.4
Municipal bonds	579.2	1.7	(6.3)	574.6
Other securities	854.0	1.8	(13.2)	842.6

Total available-for-sale securities	23,352.8	25.4	(430.6)	22,947.6

Total corporate investments and funds held for clients	$27,761.1	$25.4	$(430.6)	$27,355.9

(A) Included within available-for-sale securities are corporate investments with fair values of $462.9 million and funds held for clients with fair values of $22,484.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2018
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

(B) Included within available-for-sale securities are corporate investments with fair values of $10.5 million and funds held for clients with fair values of $22,765.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2018. The Company did not transfer any assets between Levels during the three months ended September 30, 2018 or fiscal 2018. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at September 30, 2018.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2018, are as follows:

	September 30, 2018
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(105.1)	$6,919.2	$(62.1)	$1,598.9	$(167.2)	$8,518.1
Asset-backed securities	(39.2)	2,907.1	(27.0)	1,544.5	(66.2)	4,451.6
U.S. government agency securities	(18.8)	1,312.2	(34.4)	1,148.9	(53.2)	2,461.1
U.S. Treasury securities	(20.1)	847.6	(70.3)	1,787.6	(90.4)	2,635.2
Canadian government obligations and Canadian government agency obligations	(24.7)	1,071.4	—	1.1	(24.7)	1,072.5
Canadian provincial bonds	(8.3)	459.7	(1.1)	50.2	(9.4)	509.9
Municipal bonds	(5.4)	391.7	(0.9)	19.7	(6.3)	411.4
Other securities	(9.1)	570.8	(4.1)	120.6	(13.2)	691.4
	$(230.7)	$14,479.7	$(199.9)	$6,271.5	$(430.6)	$20,751.2

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

At September 30, 2018, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2018 through September 2028.

At September 30, 2018, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $2,018.3 million, $1,799.5 million, $467.6 million, and $189.1 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through September 30, 2018.

At September 30, 2018, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $1,785.7 million and $678.5 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from October 2018 through August 2026.

At September 30, 2018, other securities and their fair value primarily represent: U.S. government agency commercial mortgage-backed securities of $307.8 million issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, Aa2 rated United Kingdom Gilt securities of $195.2 million, AAA and AA rated supranational bonds of $125.4 million, and AAA and AA rated sovereign bonds of $109.8 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2018	2018
Corporate investments:
Cash and cash equivalents	$1,490.3	$2,170.0
Short-term marketable securities (a)	127.1	3.3
Long-term marketable securities (b)	335.8	7.2
Total corporate investments	$1,953.2	$2,180.5

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

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2018	2018
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$2,918.0	$4,372.1
Restricted short-term marketable securities held to satisfy client funds obligations	3,491.0	2,521.4
Restricted long-term marketable securities held to satisfy client funds obligations	18,993.7	20,244.3
Total funds held for clients	$25,402.7	$27,137.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $25,798.9 million and $27,493.5 million at September 30, 2018 and June 30, 2018, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at September 30, 2018 and June 30, 2018, $22,994.7 million and $24,242.9 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

Approximately 79% of the available-for-sale securities held a AAA or AA rating at September 30, 2018, as rated by Moody's, Standard & Poor's, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities.  All available-for-sale securities were rated as investment grade at September 30, 2018.

Expected maturities of available-for-sale securities at September 30, 2018 are as follows:

One year or less	$3,618.0
One year to two years	4,663.9
Two years to three years	5,684.7
Three years to four years	4,044.8
After four years	4,936.2
Total available-for-sale securities	$22,947.6

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the three months ended September 30, 2018 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2018	$2,238.7	$4.8	$2,243.5
Additions and other adjustments	88.4	—	88.4
Currency translation adjustments	(6.9)	—	(6.9)
Balance at September 30, 2018	$2,320.2	$4.8	$2,325.0

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2018	2018
Intangible assets:
Software and software licenses	$2,358.8	$2,292.9
Customer contracts and lists	716.7	708.6
Other intangibles	237.9	236.5
	3,313.4	3,238.0
Less accumulated amortization:
Software and software licenses	(1,643.2)	(1,606.6)
Customer contracts and lists	(539.9)	(533.4)
Other intangibles	(213.1)	(211.6)
	(2,396.2)	(2,351.6)
Intangible assets, net	$917.2	$886.4

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (5 years for software and software licenses, 8 years for customer contracts and lists, and 5 years for other intangibles).  Amortization of intangible assets was $53.4 million and $46.6 million for the three months ended September 30, 2018 and 2017, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2019	$188.5
Twelve months ending June 30, 2020	$213.2
Twelve months ending June 30, 2021	$164.9
Twelve months ending June 30, 2022	$120.0
Twelve months ending June 30, 2023	$99.5
Twelve months ending June 30, 2024	$47.1

Note 10. Short-term Financing

The Company has a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option.  The Company also has a $2.25 billion five-year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2023 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through September 30, 2018 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.8 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2018 and June 30, 2018, the Company had no commercial paper outstanding. For the three months ended September 30, 2018 and 2017, the Company had average daily borrowings of $3.7 billion and $3.8 billion, respectively, at weighted average interest rates of 2.0% and 1.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three months ended September 30, 2018 was approximately two days.

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2018, the Company had $453.0 million of outstanding obligations related to the reverse repurchase agreements. All outstanding reverse repurchase obligations matured and were fully paid as of October 4, 2018. At June 30, 2018, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2018 and 2017, the Company had average outstanding balances under reverse repurchase agreements of $495.1 million and $526.2 million, respectively, at weighted average interest rates of 1.7% and 1.1%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2018 and June 30, 2018, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2018	June 30, 2018
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		12.5	13.0
		2,012.5	2,013.0
Less: current portion		(2.5)	(2.5)
Less: unamortized discount and debt issuance costs		(7.6)	(8.1)
Total long-term debt		$2,002.4	$2,002.4
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of September 30, 2018, the fair value of the Notes, based on Level 2 inputs, was $1,979.4 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for fiscal 2018.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans. Stock-based compensation consists of the following:

•
Stock Options.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant.  Stock options generally vest ratably over 4 years and have a term of 10 years.  Compensation expense is measured based on the fair value of the stock option on the grant date and recognized on a straight-line basis over the vesting period. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting.

•	Restricted Stock.

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and time-based restricted stock units granted September 1, 2018 and after generally vest ratably over 3 years. Time-based restricted stock and time-based restricted stock units granted prior to September 1, 2018 are generally subject to a vesting period of two years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting. Compensation expense is measured based on the fair value of the grant at grant date and recognized on a straight-line basis over the vesting period.

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

•
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one to three year performance period and a subsequent service period of up to 38 months. Under these programs, the Company communicates "target awards" at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the "target awards." Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 1.6 million and 2.2 million shares in the three months ended September 30, 2018 and 2017, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively:

	Three Months Ended
	September 30,
	2018	2017
Operating expenses	$5.4	$5.2
Selling, general and administrative expenses	28.0	28.6
System development and programming costs	5.0	5.2
Total stock-based compensation expense	$38.4	$39.0

As of September 30, 2018, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $29.3 million, $83.6 million, and $126.7 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years, 1.8 years, and 2.1 years, respectively.

During the three months ended September 30, 2018, the following activity occurred under the Company’s existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2018	3,983	$87
Options granted	836	$147
Options exercised	(284)	$78
Options canceled/forfeited	(12)	$106
Options outstanding at September 30, 2018	4,523	$98

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2018	1,598	345
Restricted shares/units granted	575	141
Restricted shares/units vested	(759)	(169)
Restricted shares/units forfeited	(24)	(9)
Restricted shares/units outstanding at September 30, 2018	1,390	308

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2018	302	789
Restricted shares/units granted	123	333
Restricted shares/units vested	(151)	(283)
Restricted shares/units forfeited	(6)	(3)
Restricted shares/units outstanding at September 30, 2018	268	836

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2018	2017
Risk-free interest rate	2.7%	1.8%
Dividend yield	1.9%	2.1%
Weighted average volatility factor	20.9%	21.7%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars)	$26.60	$17.50

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended
	September 30,
	2018	2017
Service cost – benefits earned during the period	$14.9	$18.6
Interest cost on projected benefits	19.7	16.3
Expected return on plan assets	(32.9)	(34.3)
Net amortization and deferral	0.1	2.1
Settlement charges and special termination benefits	15.3	—
Net pension expense	$17.1	$2.7

In fiscal 2018, the Company offered a voluntary early retirement program to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. The early retirement offer was made to about 3,500 eligible associates, or approximately 6 percent of the Company’s workforce, with approximately 2,200 ADP associates opting to participate. The Company also extended to all employees participating in the VERP the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. The Company recorded $9.3 million of expenses within selling, general, and administrative expenses related to the continuing health coverage for VERP participants who exited the Company during the three months ended September 30, 2018 and anticipates recording a charge for the remaining participants who will exit and continue health coverage during remainder of fiscal 2019, which may total up to $26 million, but is based on the number of associates electing this benefit and the health care option selected by each associate.

In addition, the Company recorded a $14.0 million non-cash settlement charge and $1.3 million of special termination benefits during the period. The Company anticipates recording additional non-cash settlement charges up to $15 million through the remainder of fiscal 2019, within Other income, net, on the Statements of Consolidated Earnings, contingent on the number of participants electing the lump sum payment option and other actuarial assumptions, including the discount rate and long-term rate of return on assets.

Note 13. Income Taxes

The effective tax rate for the three months ended September 30, 2018 and 2017 was 21.9% and 27.0%, respectively. The decrease in the effective tax rate is primarily due to the impacts of the Tax Cuts and Jobs Act ("the Act") in the three months ended September 30, 2018 partially offset by the impact of benefits recognized from a foreign exchange loss realized on a distribution from a foreign subsidiary, the release of reserves for uncertain tax positions, and the usage of foreign tax credits in the three months ended September 30, 2017.
The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. In accordance with ASC 740 companies are required to re-measure deferred tax balances using the new enacted tax rates. The Act requires the Company to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and creates new taxes on the Company's foreign sourced earnings. The Company included the estimated impact of the Act in accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the impact of the Act, in the Company's financial results for the year ended June 30, 2018.

Income tax expense reported for the three months ended September 30, 2018 includes a benefit of $1.1 million related to the Act. The $1.1 million is comprised of adjustments to the one-time transition tax and valuation allowance against the Company's foreign tax credits which may not be realized. The Act’s foreign tax credit provisions may limit the Company’s ability to utilize existing foreign tax credits in future periods, accordingly we have estimated that approximately $19.2 million could expire unutilized. The Company also accrued $28.3 million in the period ended June 30, 2018 related to foreign withholding taxes on future distributions of earnings and profits ("E&P") that may not be utilizable as foreign tax credits.
The accounting for the effects of the rate change on deferred tax balances is not complete and a provisional benefit of $253.3 million (restated for ASC 606) was recognized in the year ended June 30, 2018. During the three months ended September 30, 2018, the Company did not record an adjustment to this provisional amount. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the re-measurement of these balances or potentially give rise to new deferred tax amounts.

The one-time transition tax is based on the total post-1986 E&P that was previously deferred from US income taxes. The Company recorded a provisional amount for the one-time transition tax liability of $22.2 million for the Company's foreign subsidiaries. The Company has not yet completed the calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalizes the amounts held in cash or other specified assets.

During the three months ended September 30, 2018, the Company continued to evaluate and analyze its assessment of the Act which involves monitoring guidance from the U.S. tax authorities and refining tax return positions. The Company expects to complete its analysis and provisional estimates during the three months ended December 31, 2018 and record an adjustment to tax expense, if applicable.

Note 14. Commitments and Contingencies

In June 2018, a potential class action complaint was filed against ADP in the Circuit Court of Cook County, Illinois.  The complaint asserts that ADP violated the Illinois Biometric Privacy Act, was negligent and unjustly enriched itself in connection with its collection, use and storage of biometric data of employees of its clients who are residents of Illinois in connection with certain services provided by ADP to clients in Illinois.  The complaint seeks statutory and other unspecified monetary damages, injunctive relief and attorney’s fees.  In addition, similar potential class action complaints have been filed in Illinois state courts against ADP and/or certain of its clients with respect to the collection, use and storage of biometric data of the employees of these clients.  All of these claims are still in their earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters.  The Company intends to vigorously defend against these lawsuits.

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

Note 15. Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(227.0)	$(274.0)		$(178.8)		$(679.8)
Other comprehensive loss before reclassification adjustments	(22.9)	(50.4)		—		(73.3)
Tax effect	—	12.3		—		12.3
Reclassification adjustments to net earnings	—	0.9	(A)	0.2	(B)	1.1
Tax effect	—	(0.2)		(0.2)		(0.4)
Balance at September 30, 2018	$(249.9)	$(311.4)		$(178.8)		$(740.1)

	Three Months Ended
	September 30, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities	Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(234.8)	$68.3	$(216.7)		$(383.2)
Other comprehensive income/(loss) before reclassification adjustments	52.8	(12.8)	—		40.0
Tax effect	—	3.5	—		3.5
Reclassification adjustments to net earnings	—	—	2.3	(B)	2.3
Tax effect	—	—	(0.9)		(0.9)
Balance at September 30, 2017	$(182.0)	$59.0	$(215.3)		$(338.3)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 12).

Note 16. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, interest expense, and certain charges and expenses that have not been allocated to the reportable segments. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility. Beginning in the first quarter of fiscal 2019, the Company's chief operating decision maker ("CODM") reviews segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with changes to certain corporate allocations. These changes represent a change in the measure of segment performance. Effective July 1, 2018, the Company adopted ASC 606 (see Note 2). The segment results in the table below reflect the impacts of adoption of ASC 606, the inclusion of client funds interest in the segments at actual interest rates, the inclusion of ADP Indemnity in the PEO segment, and changes to certain corporate allocations. The Company reflects these new segment measures beginning in the first quarter of fiscal 2019 and prior period segment results are restated for comparability.

Segment Results:

	Revenues
	Three Months Ended
	September 30,
	2018	2017
Employer Services	$2,338.2	$2,179.4
PEO Services	987.8	899.8
Other	(2.8)	(2.0)
	$3,323.2	$3,077.2

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2018	2017
Employer Services	$637.6	$537.2
PEO Services	145.9	123.3
Other	(136.7)	(95.6)
	$646.8	$564.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries ("ADP" or "the Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; and the impact of new acquisitions and divestitures; and the adequacy, effectiveness and success of our business transformation initiatives. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2018 ("fiscal 2018"), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for the fiscal year ended June 30, 2019 ("fiscal 2019").

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of global cloud-based Human Capital Management ("HCM") technology solutions - including payroll, talent management, Human Resources and benefits administration, and time and attendance management - to employers around the world. As a leader in this industry, we deliver on our global HCM strategy and make investments in highly strategic areas and technology in order to strengthen our underlying business model and prospects for continued growth.

Highlights from the three months ended September 30, 2018 include:

•	Employer Services New Business Bookings increased 8%

•	Average number of Worksite Employees increased 9% to 528,000

•	Revenue grew 8% for the three months ended September 30, 2018

•	Diluted earnings per share ("EPS") increased from $0.93 to $1.15; adjusted diluted earnings per share increased from $0.94 to $1.20

•	Our shareholder friendly actions continued as we returned approximately $300 million via dividends and over $200 million via share repurchases

We continue to innovate by anticipating how the world of work is transforming and how trends, such as the rising of the gig economy, impact the needs of our clients and the evolving workforce. We are reshaping the HCM industry through innovative development of products such as our next-gen platforms which are complemented by our strategic acquisitions such as Global Cash Card, WorkMarket, and more recently, Celergo, a leading provider of multi-country payroll management services. With these investments we are enhancing our position as the only global HCM provider that can help businesses address the entire worker spectrum from full-time to freelancer and hire to retire. As the HCM market continues to rapidly evolve, we continue to be focused on staying ahead of the curve.

Our Employer Services New Business Bookings increased 8% and the PEO Services' average number of Worksite Employees increased 9% to 528,000 in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. We continue to see positive results from the investments made in recent years and are confident that the overall strong start to the year and continued momentum exhibited by our sales force will yield positive results and growth in our Employer Services New Business Bookings of 6% to 8% for fiscal 2019.

Our Service Alignment Initiative, client migrations, and transformation initiatives are yielding improvements in our client satisfaction scores and productivity, keeping us firmly on a path of delivering balanced revenue and profit growth. We continue to focus on improving the client experience and are on track to achieve our goal of improved retention during fiscal 2019.

We have a strong business model and operate in a growing global market. We continue to maintain a high percentage of recurring revenues and healthy margins, and generate consistent strong cash flows. Our financial condition and balance sheet remain solid at September 30, 2018, with cash and cash equivalents of approximately $1.5 billion. Through our investments in technology, service, and distribution, we are positioned to continue to build on our positive momentum in fiscal 2019.

Analysis of Consolidated Operations

	Three Months Ended
	September 30,		% Change
	2018	2017	As Reported	Constant Currency Basis (Note 1)
		*As Adjusted
Total revenues	$3,323.2	$3,077.2	8%	8%

Costs of revenues:
Operating expenses	1,709.9	1,630.7	5%	5%
Systems development and programming costs	158.0	158.2	—%	1%
Depreciation and amortization	72.6	62.6	16%	16%
Total costs of revenues	1,940.5	1,851.5	5%	5%

Selling, general and administrative expenses	713.9	675.4	6%	6%
Interest expense	35.9	28.0	n/m	n/m
Total expenses	2,690.3	2,554.9	5%	6%

Other income, net	(13.9)	(42.6)	n/m	n/m

Earnings before income taxes	$646.8	$564.9	14%	14%
Margin	19.5%	18.4%

Provision for income taxes	$141.4	$152.3	(7)%	(8)%
Effective tax rate	21.9%	27.0%

Net earnings	$505.4	$412.6	22%	22%

Diluted earnings per share	$1.15	$0.93	24%	24%

*See Note 2 of the Consolidated Financial Statements for a summary of adjustments.
n/m - not meaningful

Note 1 - Non GAAP Financial Measures

In addition to our U.S. GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measure	U.S. GAAP Measures
Adjusted EBIT	Net earnings
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings	Net earnings
Adjusted diluted earnings per share	Diluted earnings per share
Adjusted effective tax rate	Effective tax rate
Constant Currency Basis	U.S. GAAP P&L line items

We believe that the exclusion of the identified items below helps us reflect the fundamentals of our underlying business model and analyze results against our expectations and against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  The nature of these exclusions are for specific items that are not fundamental to our underlying business operations.  Since these adjusted financial measures and other non-GAAP metrics are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to their corresponding U.S. GAAP measures, and they may not be comparable to similarly titled measures at other companies.

	Three Months Ended
	September 30,		% Change
	2018	2017	As Reported	Constant Currency Basis (g)
		*As adjusted
Net earnings	$505.4	$412.6	22%	22%
Adjustments:
Provision for income taxes	141.4	152.3
All other interest expense (a)	15.0	15.0
All other interest income (a)	(7.6)	(6.3)
Transformation initiatives (b)	32.5	(3.3)
Proxy contest matters (c)	—	10.5
Adjusted EBIT	$686.7	$580.8	18%	18%
Adjusted EBIT Margin	20.7%	18.9%

Provision for income taxes	$141.4	$152.3	(7)%	(8)%
Adjustments:
Income tax benefit/(provision) for transformation initiatives (d)	8.0	(1.3)
Income tax benefit for proxy contest matters (d)	—	4.1
Tax Cuts and Jobs Act (e)	1.1	—
Adjusted provision for income taxes	$150.5	$155.1	(3)%	(3)%
Adjusted effective tax rate (f)	22.2%	27.1%

Net earnings	$505.4	$412.6	22%	22%
Adjustments:
Transformation initiatives (b)	32.5	(3.3)
Income tax benefit/(provision) for transformation initiatives (d)	(8.0)	1.3
Proxy contest matters (c)	—	10.5
Income tax benefit for proxy contest matters (d)	—	(4.1)
Tax Cuts and Jobs Act (e)	(1.1)	—
Adjusted net earnings	$528.8	$417.0	27%	26%

Diluted EPS	$1.15	$0.93	24%	24%
Adjustments:
Transformation initiatives (b) (d)	0.06	—
Proxy contest matters (c) (d)	—	0.01
Tax Cuts and Jobs Act (e)	—	—
Adjusted diluted EPS	$1.20	$0.94	28%	28%

*See Note 2 of the Consolidated Financial Statements for a summary of adjustments.

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

(b) The charges within transformation initiatives are comprised of charges for our Voluntary Early Retirement Program ("VERP"), Service Alignment Initiative and other transformation initiatives. Charges related to our VERP in the three months ended September 30, 2018 include $14.0 million for a non-cash pension settlement charge, $1.3 million of charges for special termination benefits, and $9.3 million of expenses related to the continuing health coverage. We also recorded charges of $12.3 million related to our other transformation initiatives. These charges were partially offset by net reversals of charges related to our Service Alignment Initiative of $4.4 million. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative. Refer to Note 12 of the Consolidated Financial Statements for a description of charges associated with the VERP.

(c) Represents non-operational costs relating to proxy contest matters.

(d) The tax benefit/provision on the transformation initiatives, and non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(e) The net benefit from the enactment of the Tax Cuts and Jobs Act is comprised of a one-time transition tax on the earnings and profits of our foreign subsidiaries, and the recording of a valuation allowance against our foreign tax credits which may not be realized. Refer to Note 13 of our Consolidated Financial statements for additional detail.

(f) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings plus our Adjusted provision for income taxes.

(g) "Constant currency basis" provides information that isolates the actual growth of our operations. "Constant currency basis" is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

Total Revenues

Our revenues, as reported, increased 8% for three months ended September 30, 2018. Our revenue growth includes one combined percentage point of benefit from acquisitions, partially offset by foreign currency. Revenues for the three months ended September 30, 2018 increased primarily due to new business started from New Business Bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization ("PEO") Services.

Total revenues for the three months ended September 30, 2018 include interest on funds held for clients of $118.5 million, as compared to $99.4 million for the three months ended September 30, 2017. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 2.1% for the three months ended September 30, 2018, as compared to 1.9% for the three months ended September 30, 2017, coupled with a increase in our average client funds balance of 4.5% to $22.2 billion for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Total Expenses

Our total expenses, as reported, increased 5% for the three months ended September 30, 2018, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO Services benefits pass-through costs, costs related to our acquisitions, and increased costs to service our client base in support of our growing revenue. Total expenses also increased due to the impact of charges related to our transformation initiatives and costs related to acquisitions for the three months ended September 30, 2018.

Operating expenses, as reported, increased 5% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. PEO Services benefits pass-through costs were $653.4 million and $595.3 million for the three months ended September 30, 2018 and 2017, respectively. Additionally, operating expenses increased due to costs related to our acquisitions, and higher costs to service our client base in support of our growing revenue partially offset by the impact of foreign currency.

Systems development and programming costs, as reported, was flat for the three months ended September 30, 2018, when compared to the prior year, due to increased costs related to our acquisitions offset by the impact of foreign currency translation.

Selling, general and administrative expenses, as reported, increased 6% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  The increase was due to increased costs related to our acquisitions, increases in selling expense to support our New Business Bookings growth, charges related to our transformation initiatives, partially offset by costs related to proxy contest matters during the three months ended September 30, 2017.

Other Income, net

	Three Months Ended
	September 30,
	2018	2017	$ Change
Interest income on corporate funds	$(28.5)	$(25.8)	$2.7
Realized gains on available-for-sale securities	(0.4)	(0.3)	0.1
Realized losses on available-for-sale securities	1.3	0.3	(1.0)
Impairment of intangible assets	12.1	—	(12.1)
Gain on sale of assets	—	(0.4)	(0.4)
Non-service components of pension expense, net	1.6	(16.4)	(18.0)
Other income, net	$(13.9)	$(42.6)	$(28.7)

During the three months ended September 30, 2018 we adopted ASU 2017-07 and as a result we reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other income, net. We reclassified a net benefit of $16.4 million related to other components of net periodic pension cost for the three months ended September 30, 2017. During the three months ended September 30, 2018 non-service components of pension expense included a $14.0 million non-cash settlement charge and $1.3 million of special termination benefits partially offset by $13.7 million related to other components of net periodic pension cost. See Note 2 of our Consolidated Financial Statements for additional detail.

Other income, net, decreased $28.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease was primarily due to the charges within non-service components of pension expense discussed above. Additionally, during the three months ended September 30, 2018, we wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

Earnings before Income Taxes

Earnings before income taxes, as reported, increased 14% for the three months ended September 30, 2018 primarily due to the increases in revenues partially offset by increases in expenses discussed above.

Overall margin increased from 18.4% for the three months ended September 30, 2017 to 19.5% for the three months ended September 30, 2018 primarily due to operational and selling efficiencies for three months ended September 30, 2018 partially offset by costs related to our acquisitions, charges of $32.5 million related to our transformation initiatives, and incremental pressure from growth in our benefits pass-throughs. Our efficiencies driving margin performance are the result of improvements in our systems infrastructure spend and automation efforts, decreased dual operational costs related to our Service Alignment Initiative, and the successful execution of our broader transformation initiatives, including VERP.

Adjusted EBIT

For the three months ended September 30, 2018, adjusted EBIT increased 18% due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin increased due to operational and selling efficiencies offset by pressure from acquisitions and incremental pressure from growth in our benefits pass-throughs. Our efficiencies driving margin performance are the result of improvements in our systems infrastructure spend and automation efforts, decreased dual operational costs related to our Service Alignment Initiative, and the successful execution of our broader transformation initiatives, including VERP.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2018 and 2017 was 21.9% and 27.0%, respectively. The decrease in the effective tax rate is due to the impacts of the Tax Cuts and Jobs Act ("the Act") for the three months ended September 30, 2018 partially offset by the impact of benefits recognized from a foreign exchange loss realized on a distribution from a foreign subsidiary, the release of reserves for uncertain tax positions, and the usage of foreign tax credits in the three months ended September 30, 2017. Refer to Note 13, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended September 30, 2018 and 2017 was 22.2% and 27.1%, respectively. The decrease in the adjusted effective tax rate is due to the impacts of the Act for the three months ended September 30, 2018 partially offset by the impact of benefits recognized from a foreign exchange loss realized on a distribution from a foreign subsidiary, the release of reserves for uncertain tax positions, and the usage of foreign tax credits in the three months ended three months ended September 30, 2017.

Net Earnings and Diluted Earnings per Share

Net earnings, as reported, increased 22% for the three months ended September 30, 2018 due to the increase in earnings before income taxes and the reduction in our effective tax rate described above, when compared to the three months ended September 30, 2017.

For the three months ended September 30, 2018, diluted earnings per share reflects the increase in net earnings offset by the impact of fewer shares outstanding, resulting from the repurchase of approximately 1.6 million shares for the three months ended September 30, 2018 and 2.2 million shares for the three months ended September 30, 2017, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 27% for the three months ended September 30, 2018, when compared to the three months ended September 30, 2017, due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above.

For the three months ended September 30, 2018, our adjusted diluted EPS reflects the changes described above in our net earnings and shares outstanding.

Analysis of Reportable Segments

Beginning in the first quarter of fiscal 2019, our chief operating decision maker ("CODM") reviews segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with the effects of changes to certain corporate allocations. These changes represent a change in the measure of segment performance. Effective July 1, 2018 we adopted ASC 606 (see Note 2 of the Consolidated Financial Statements). The segment results in the table below reflect the impacts of the adoption of ASC 606, the inclusion of client funds interest in our segments at actual interest rates, the inclusion of ADP Indemnity in the PEO segment, and changes to certain corporate allocations. We reflected these new segment measures beginning in the first quarter of fiscal 2019 and prior period segment results are restated for comparability.

	Revenues
	Three Months Ended
	September 30,		% Change
	2018	2017	As Reported	Constant Currency Basis
Employer Services	$2,338.2	$2,179.4	7%	8%
PEO Services	987.8	899.8	10%	10%
Other	(2.8)	(2.0)	n/m	n/m
	$3,323.2	$3,077.2	8%	8%

	Earnings before Income Taxes
	Three Months Ended
	September 30,		% Change
	2018	2017	As Reported	Constant Currency Basis
Employer Services	$637.6	$537.2	19%	18%
PEO Services	145.9	123.3	18%	18%
Other	(136.7)	(95.6)	n/m	n/m
	$646.8	$564.9	14%	14%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 7% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Revenues increased primarily due to new business started from New Business Bookings. Our revenue growth includes one percentage point of benefit from acquisitions partially offset by foreign currency. Our revenues also increased due to the interest earned on funds held for clients, which benefited from improvement in the average yield earned on our client fund investments and growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.4% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

Earnings before Income Taxes

Employer Services’ earnings before income taxes, as reported, increased 19% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was due to increased revenues discussed above partially offset by an increase in expenses of $58.4 million primarily due to costs related to our acquisitions and investments in operational resources to support our revenue growth.

Employer Services' overall margin increased from 24.7% to 27.3% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was primarily due to operational efficiencies aided by an increase in interest earned on funds held for clients, partially offset by costs related to our acquisitions in the three months ended September 30, 2018. Our efficiencies driving margin performance are the result of improvements in our systems infrastructure spend and automation efforts, decreased dual operational costs related to our Service Alignment Initiative, and the successful execution of our broader transformation initiatives, including VERP.

PEO Services

Revenues

PEO Services' revenues, net, as reported, increased 10% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. PEO Services' revenues, excluding the impact of benefits pass-through costs, increased from $304.6 million for the three months ended September 30, 2017 to $334.4 million for the three months ended September 30, 2018 due to a 9% increase in the average number of Worksite Employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients in the three months ended September 30, 2018.

PEO Services' revenues include benefits pass-through costs associated with benefits coverage which increased to $653.4 million for the three months ended September 30, 2018 from $595.3 million for the three months ended September 30, 2017.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 18% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase was due to the increased revenues discussed above offset by an increase in expenses of $65.4 million. The increase in expenses was primarily related to an increase in benefits pass-through costs of $58.1 million described above.

PEO Services' overall margin increased from 13.7% to 14.8% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 due to operating and selling efficiencies partially offset by changes in our estimated incurred losses related to ADP Indemnity in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' Worksite Employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability and changes in estimated ultimate incurred losses are included in the PEO segment.  ADP Indemnity recorded a pre-tax benefit of approximately $8.7 million for the three months ended September 30, 2018 compared to $12.4 million for the three months ended September 30, 2017, which is primarily a result of changes in our estimated incurred losses. For the fiscal years 2013 to 2018, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. For the three months ended September 30, 2018, ADP Indemnity paid a premium of $218.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2019 policy year on terms substantially similar to the fiscal 2018 reinsurance policy.

Other

The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, miscellaneous processing services, the elimination of intercompany transactions, and interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations together with our $9.8 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures. Additionally, we will benefit from the Act. Our estimated fiscal 2019 adjusted effective tax rate is 24.5% and we anticipate a future adjusted effective tax rate, excluding one time items, of 25% to 26% beyond fiscal 2019. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning cash to shareholders through dividends and share buybacks, among other potential uses.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements together with our $9.8 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see "Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of the risks of our client funds investment strategy. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

As of September 30, 2018, cash and cash equivalents were $1.5 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2018 and 2017, are summarized as follows:

	Three Months Ended
	September 30,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$149.2	$244.7	$(95.5)
Investing activities	(452.7)	(292.6)	(160.1)
Financing activities	(1,817.7)	(2,064.7)	247.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12.6)	14.2	(26.8)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(2,133.8)	$(2,098.4)	$(35.4)

Net cash flows provided by operating activities for the three months ended September 30, 2018 and September 30, 2017 include cash payments for reinsurance agreements of $218 million and $235 million, respectively, which represent the policy premium for the entire fiscal year. The change is due to unfavorable changes in the components of working capital partially offset by growth in our business as compared to the three months ended September 30, 2017.

Net cash flows from investing activities changed primarily due to the timing of proceeds from corporate and client funds marketable securities of $66.4 million and payments made related to acquisitions partially offset by reduced capital expenditures in the three months ended September 30, 2018.

Net cash flows from financing activities changed due to increased proceeds from reverse repurchase agreements partially offset by a net decrease in client fund obligations of $37.2 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees and less cash paid for share repurchases. Additionally, we reduced share repurchases which were partially offset by cash returned to shareholders via dividends, which increased $48.9 million from the three months ended September 30, 2017.

We purchased 1.6 million shares of our common stock at an average price per share of $138.59 during the three months ended September 30, 2018, as compared to purchases of 2.2 million shares at an average price per share of $105.80 during the three months ended September 30, 2017.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Capital Resources and Client Funds Obligations

We have $2.0 billion of senior unsecured notes with maturity dates in 2020 and 2025. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 11 of our Consolidated Financial Statements for a description of our long-term financing.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.8 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 ("P-1") by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. For the three months ended September 30, 2018 and 2017, our average daily borrowings were $3.7 billion and $3.8 billion, respectively, at weighted average interest rates of 2.0% and 1.2%, respectively. The weighted average maturity of our commercial paper during the three months ended September 30, 2018 was approximately two days. At September 30, 2018 and June 30, 2018, we had no outstanding obligations under our short-term commercial paper program.

Our U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2018, we had $453.0 million of outstanding obligations related to the reverse repurchase agreements. All outstanding reverse repurchase obligations matured and were fully paid as of October 4, 2018. At June 30, 2018, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended September 30, 2018 and 2017, we had average outstanding balances under reverse repurchase agreements of $495.1 million and $526.2 million, at weighted average interest rates of 1.7% and 1.1%, respectively.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2022 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500.0 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through September 30, 2018 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.8 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

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

Capital expenditures for the three months ended September 30, 2018 were $42.1 million, as compared to $61.4 million for the three months ended September 30, 2017.  Capital expenditures for fiscal 2019 are expected to be about $225 million as compared to $192 million in fiscal 2018.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.8 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible credit ratings), ability to engage in reverse repurchase transactions and available borrowings under our $9.8 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2018	2017
Average investment balances at cost:
Corporate investments	$5,904.9	$6,605.1
Funds held for clients	22,177.0	21,213.0
Total	$28,081.9	$27,818.1

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.9%	1.6%
Funds held for clients	2.1%	1.9%
Total	2.1%	1.8%

Realized gains on available-for-sale securities	$(0.4)	$(0.3)
Realized losses on available-for-sale securities	1.3	0.3
Net realized losses on available-for-sale securities	$0.9	$—

	September 30, 2018	June 30, 2018
Net unrealized pre-tax losses on available-for-sale securities	$(405.2)	$(355.7)

Total available-for-sale securities at fair value	$22,947.6	$22,776.2

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio increased from 1.8% for the three months ended September 30, 2017 to 2.1% for the three months ended September 30, 2018.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $10 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2019.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2019.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 79% of our available-for-sale securities held a AAA or AA rating at September 30, 2018.  In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at September 30, 2018.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "evaluation").  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1 to 31, 2018	932,091	$136.21	925,083	15,556,792

August 1 to 31, 2018	763,335	$134.55	357,392	15,199,400

September 1 to 30, 2018	304,859	$147.92	304,476	14,894,924
Total	2,000,285		1,586,951

(1)  During the three months ended September 30, 2018, pursuant to the terms of the Company's restricted stock program, the Company purchased 413,334 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 1, 2018	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)