Form 10-Q
period 2018-12-31
AUTOMATIC DATA PROCESSING INC
filed 2019-01-31
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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
______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of January 25, 2019 was 435,629,656.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
		*As Restated		*As Restated
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,319.8	$2,190.3	$4,537.8	$4,269.2
Interest on funds held for clients	129.1	106.7	247.6	206.1
PEO revenues (A)	1,057.0	941.3	2,043.7	1,840.2
TOTAL REVENUES	3,505.9	3,238.3	6,829.1	6,315.5

EXPENSES:
Costs of revenues:
Operating expenses	1,785.9	1,709.2	3,495.9	3,339.9
Systems development and programming costs	156.1	159.4	314.1	317.6
Depreciation and amortization	71.7	69.3	144.3	131.9
TOTAL COSTS OF REVENUES	2,013.7	1,937.9	3,954.3	3,789.4

Selling, general, and administrative expenses	745.2	723.6	1,459.0	1,399.0
Interest expense	38.6	27.5	74.5	55.5
TOTAL EXPENSES	2,797.5	2,689.0	5,487.8	5,243.9

Other income, net	(32.6)	(38.2)	(46.5)	(80.8)

EARNINGS BEFORE INCOME TAXES	741.0	587.5	1,387.8	1,152.4

Provision / (benefit) for income taxes	182.8	(82.9)	324.2	69.4

NET EARNINGS	$558.2	$670.4	$1,063.6	$1,083.0

BASIC EARNINGS PER SHARE	$1.28	$1.52	$2.44	$2.45

DILUTED EARNINGS PER SHARE	$1.27	$1.51	$2.42	$2.44

Basic weighted average shares outstanding	435.7	441.3	436.2	441.8
Diluted weighted average shares outstanding	438.0	443.7	438.9	444.4

*See Note 2 for a summary of adjustments.

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $11,751.1 million and $10,632.3 million for the three months ended December 31, 2018 and 2017, respectively, and $21,380.5 million and $19,370.8 million for the six months ended December 31, 2018 and 2017, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
		*As Restated		*As Restated
Net earnings	$558.2	$670.4	$1,063.6	$1,083.0

Other comprehensive income/loss:
Currency translation adjustments	(24.7)	2.2	(47.6)	55.0

Unrealized net gains/(losses) on available-for-sale securities	168.3	(147.3)	118.0	(160.2)
Tax effect	(38.8)	53.1	(26.6)	56.6
Reclassification of net losses on available-for-sale securities to net earnings	0.5	1.0	1.4	1.1
Tax effect	(0.1)	(0.4)	(0.3)	(0.4)

Reclassification of pension liability adjustment to net earnings	26.2	2.3	26.3	4.6
Tax effect	(6.3)	(0.8)	(6.4)	(1.7)

Other comprehensive income/(loss), net of tax	125.1	(89.9)	64.8	(45.0)
Comprehensive income	$683.3	$580.5	$1,128.4	$1,038.0

*See Note 2 for a summary of adjustments.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
		2018
	2018	*As Restated

Assets
Current assets:
Cash and cash equivalents (A)	$2,785.6	$2,170.0
Accounts receivable, net of allowance for doubtful accounts of $51.2 and $51.3, respectively	2,638.1	1,984.2
Other current assets	653.0	531.3
Total current assets before funds held for clients	6,076.7	4,685.5
Funds held for clients	25,605.9	27,137.8
Total current assets	31,682.6	31,823.3
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	25.2	25.5
Property, plant and equipment, net	772.7	793.7
Deferred contract costs	2,338.0	2,377.4
Other assets	739.7	699.3
Goodwill	2,321.4	2,243.5
Intangible assets, net	926.7	886.4
Total assets	$38,806.3	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$151.3	$135.4
Accrued expenses and other current liabilities	2,057.8	1,547.6
Accrued payroll and payroll-related expenses	445.1	667.7
Dividends payable	341.0	298.9
Short-term deferred revenues	224.0	225.7
Obligation under commercial paper borrowing (A)	1,206.0	—
Income taxes payable	29.4	43.9
Total current liabilities before client funds obligations	4,454.6	2,919.2
Client funds obligations	25,842.3	27,493.5
Total current liabilities	30,296.9	30,412.7
Long-term debt	2,002.3	2,002.4
Other liabilities	752.5	728.0
Deferred income taxes	580.5	522.0
Long-term deferred revenues	410.2	448.1
Total liabilities	34,042.4	34,113.2

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2018 and June 30, 2018; outstanding, 436.2 and 438.8 shares at December 31, 2018 and June 30, 2018, respectively	63.9	63.9
Capital in excess of par value	1,076.1	1,014.8
Retained earnings	16,959.1	16,546.6
Treasury stock - at cost: 202.5 and 199.9 shares at December 31, 2018 and June 30, 2018, respectively	(12,720.2)	(12,209.6)
Accumulated other comprehensive loss	(615.0)	(679.8)
Total stockholders’ equity	4,763.9	4,735.9
Total liabilities and stockholders’ equity	$38,806.3	$38,849.1

*See Note 2 for a summary of adjustments.

(A) As of December 31, 2018, $1,206.0 million of cash and cash equivalents are related to the Company's outstanding commercial paper borrowings (see Note 10).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2018	2017
		*As Restated
Cash Flows from Operating Activities:
Net earnings	$1,063.6	$1,083.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	196.5	182.0
Amortization of deferred contract costs	434.6	412.3
Deferred income taxes	33.0	(162.8)
Stock-based compensation expense	77.0	77.7
Net pension expense	31.5	5.5
Net amortization of premiums and accretion of discounts on available-for-sale securities	27.4	37.9
Impairment of intangible assets	12.1	—
Other	14.0	14.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(670.0)	(337.1)
Increase in other assets	(594.4)	(667.6)
Increase / (decrease) in accounts payable	19.0	(2.7)
Increase in accrued expenses and other liabilities	287.2	32.1
Net cash flows provided by operating activities	931.5	675.1

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,300.8)	(2,454.2)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,163.4	1,866.0
Capital expenditures	(80.0)	(118.3)
Additions to intangibles	(139.3)	(132.4)
Acquisitions of businesses, net of cash acquired	(120.4)	(487.4)
Proceeds from the sale of property, plant, and equipment	7.9	—
Net cash flows used in investing activities	(469.2)	(1,326.3)

Cash Flows from Financing Activities:
Net (decrease) / increase in client funds obligations	(1,567.1)	7,207.1
Payments of debt	(1.1)	(6.3)
Repurchases of common stock	(526.6)	(408.3)
Net proceeds from stock purchase plan and stock-based compensation plans	5.5	(5.5)
Dividends paid	(605.0)	(506.7)
Net proceeds from commercial paper borrowings	1,206.0	—
Net cash flows (used in) / provided by financing activities	(1,488.3)	6,280.3

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(32.1)	49.1

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,058.1)	5,678.2

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	6,542.1	8,181.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$5,484.0	$13,859.8

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,785.6	$1,773.4
Restricted cash and restricted cash equivalents included in funds held for clients (A)	2,698.4	12,086.4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,484.0	$13,859.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$73.3	$54.3
Cash paid for income taxes, net of income tax refunds	$280.3	$389.2

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

The Company has a grantor trust, which holds the majority of the funds provided by its clients pending remittance to employees of those clients, tax authorities, and other payees.  The Company is the sole beneficial owner of the trust.  The trust meets the criteria in Accounting Standards Codification (“ASC”) 810, “Consolidation” to be characterized as a variable interest entity (“VIE”).  The Company has determined that it has a controlling financial interest in the trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the trust (including the power to make all investment decisions for the trust) and (2) the right to receive benefits that could potentially be significant to the trust (in the form of investment returns) and, therefore, consolidates the trust.  Further information on these funds and the Company’s obligations to remit to its clients’ employees, tax authorities, and other payees is provided in Note 8, “Corporate Investments and Funds Held for Clients.”

Restatements

Effective July 1, 2018, certain prior period amounts have been restated to conform to the current period presentation in connection with the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (ASC 606)” and ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” Also, in the first quarter of the fiscal year ended June 30, 2019 (“fiscal 2019”), the Company's chief operating decision maker (“CODM”) began reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with changes to certain corporate allocations. Refer to Note 2 and Note 17 for additional information.

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” on a retrospective basis. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 resulted in enhanced revenue-related disclosures. The standard primarily impacted the manner in which it treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The provisions of the new standard require the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under previous U.S. GAAP. Under previous U.S. GAAP, the Company immediately expensed all selling expenses. The adoption of the provisions of the new standard did not materially impact the timing or amount of revenue the Company recognized and did not result in significant changes in its business processes or systems. Refer to Note 3 for further details. Refer to the table below for a summary of the restatements required, as a result of this change, on the Company's statements of consolidated earnings for the three and six months ended December 31, 2017, consolidated balance sheets as of June 30, 2018, and consolidated cash flows for the six months ended December 31, 2017.
Effective July 1, 2018, the Company adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” ASU 2017-07 requires reporting the service cost component in the same line item or items as other compensation costs arising during the period in the Statements of

Consolidated Earnings. The other components of net periodic pension cost are required to be presented in the Statements of Consolidated Earnings separately from the service cost component. The Company retrospectively adopted the new standard, and as a result reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other income, net. Refer to the table below for a summary of the reclassification required, as a result of this change, on the Company's consolidated results of operations for the three and six months ended December 31, 2017. The adoption of the new accounting rules only impacted the classification of expenses on the Statements of Consolidated Earnings and did not impact the Company’s consolidated earnings, balance sheets, or cash flows.
Adoption of ASC 606 and ASU 2017-07 impacted the Company's prior period Statements of Consolidated Earnings, Consolidated Balance Sheets, and Consolidated Cash Flows as follows:

Statements of Consolidated Earnings

	Three Months Ended
	December 31, 2017
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As restated
Revenues, other than interest on funds held for clients and PEO revenues	$2,188.8	$1.5	$—	$2,190.3
Interest on funds held for clients	106.7	—	—	106.7
PEO revenues	939.9	1.4	—	941.3
TOTAL REVENUES	3,235.4	2.9	—	3,238.3
Operating expenses	1,719.3	(19.4)	9.3	1,709.2
Systems development and programming costs	158.1	—	1.3	159.4
Depreciation and amortization	69.3	—	—	69.3
Selling, general, and administrative expenses	717.2	0.5	5.9	723.6
Interest expense	27.5	—	—	27.5
Total Expenses	2,691.4	(18.9)	16.5	2,689.0
Other income, net	(21.7)	—	(16.5)	(38.2)
EARNINGS BEFORE INCOME TAXES	565.7	21.8	—	587.5
Provision / (benefit) for income taxes	98.2	(181.1)	—	(82.9)
NET EARNINGS	$467.5	$202.9	$—	$670.4

	Six Months Ended
	December 31, 2017
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As restated
Revenues, other than interest on funds held for clients and PEO revenues	$4,269.8	$(0.6)	$—	$4,269.2
Interest on funds held for clients	206.1	—	—	206.1
PEO revenues	1,838.3	1.9	—	1,840.2
TOTAL REVENUES	6,314.2	1.3	—	6,315.5
Operating expenses	3,366.0	(44.7)	18.6	3,339.9
Systems development and programming costs	315.1	—	2.5	317.6
Depreciation and amortization	131.9	—	—	131.9
Selling, general, and administrative expenses	1,379.6	7.5	11.9	1,399.0
Interest expense	55.5	—	—	55.5
Total Expenses	5,248.1	(37.2)	33.0	5,243.9
Other income, net	(47.8)	—	(33.0)	(80.8)
EARNINGS BEFORE INCOME TAXES	1,113.9	38.5	—	1,152.4
Provision for income taxes	244.9	(175.5)	—	69.4
NET EARNINGS	$869.0	$214.0	$—	$1,083.0

Consolidated Balance Sheets

	June 30,		June 30,
	2018	Adjustments ASC 606	2018
	As reported		As restated
Assets
Current assets:
Other current assets	$758.0	$(226.7)	$531.3
Total current assets	32,050.0	(226.7)	31,823.3
Deferred contract costs	—	2,377.4	2,377.4
Other assets	1,089.6	(390.3)	699.3
Total assets	$37,088.7	$1,760.4	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term deferred revenues	226.5	(0.8)	225.7
Total current liabilities	30,413.6	(0.8)	30,412.7
Deferred income taxes	107.3	414.7	522.0
Long-term deferred revenues	377.8	70.2	448.1
Total liabilities	33,629.1	484.1	34,113.2

Stockholders' equity:
Retained earnings	15,271.3	1,275.3	16,546.6
Total stockholders’ equity	3,459.6	1,276.3	4,735.9
Total liabilities and stockholders’ equity	$37,088.7	$1,760.4	$38,849.1

Statements of Consolidated Cash Flows

	Six Months Ended
	December 31,
	2017	Adjustments ASC 606	2017
	As reported		As restated
Cash Flows from Operating Activities:
Net earnings	$869.0	$214.0	$1,083.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Amortization of deferred contract costs	—	412.3	412.3
Deferred income taxes	7.3	(170.1)	(162.8)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in other assets	(244.7)	(422.9)	(667.6)
Increase in accrued expenses and other liabilities	65.4	(33.3)	32.1
Net cash flows provided by operating activities	$675.1	$—	$675.1
Effective October 1, 2018, the Company prospectively adopted ASU 2018-15, “Intangibles - Goodwill and Other-Internal-Use Software.” ASU 2018-15 clarifies the accounting and capitalization of implementation costs in cloud computing arrangements that are service arrangements. The adoption of ASU 2018-15 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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
		July 1, 2021 (“Fiscal 2022”)	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
ASU 2018-13 Fair Value Measurement	This update modifies the disclosure requirements on fair value measurements. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis.	July 1, 2020 (“Fiscal 2021”)	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
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
Clarifications which were effective immediately were not applicable and for other amendments the Company determined the impact of this ASU did not have a material impact on its consolidated results of operations, financial condition, or cash flows.

ASU 2016-02 Leases (Topic 842)
This update amends the existing accounting standards for lease accounting and requires lessees to recognize most lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. In July 2018, the FASB issued Accounting Standards Update 2018-10-Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11-Leases (Topic 842)-Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (iii) provides lessors with a practical expedient for separating components of a contract.
July 1, 2019 (“Fiscal 2020”)
The Company has been assessing the impact of the new leasing standard and is currently compiling an inventory of lease arrangements in order to determine the impact the new guidance will have on our financial statements and disclosures. The Company expects the provisions of the new standard will result in a material increase in lease-related assets and liabilities recognized on the Consolidated Balance Sheets and no impact to its consolidated results of operations. The Company plans to use the optional transition method with a cumulative adjustment to retained earnings.

Note 3.  Revenue

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three strategic pillars: U.S. Integrated HCM (“HCM”), HR Outsourcing (“HRO”), and Global with separate disaggregation for PEO benefits pass-through revenues and Client Fund Interest revenues.  The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO benefits pass-throughs and client fund interest, and includes a reconciliation to the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Types of Revenues	2018	2017	2018	2017
HCM	$1,599.4	$1,512.7	$3,114.7	$2,937.0
HRO, excluding PEO benefits pass-throughs	614.2	542.8	1,176.7	1,051.9
PEO benefits pass-throughs	673.2	607.1	1,326.6	1,202.3
Global	490.0	469.0	963.5	918.2
Client Fund Interest	129.1	106.7	247.6	206.1
Total Revenues	$3,505.9	$3,238.3	$6,829.1	$6,315.5

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,599.6	$—	$(0.2)	$1,599.4
HRO, excluding PEO benefits pass-throughs	232.9	383.8	(2.5)	614.2
PEO benefits pass-throughs	—	673.2	—	673.2
Global	490.0	—	—	490.0
Client Fund Interest	127.9	1.2	—	129.1
Total Segment Revenues	$2,450.4	$1,058.2	$(2.7)	$3,505.9

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2017:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,512.5	$—	$0.2	$1,512.7
HRO, excluding PEO benefits pass-throughs	210.7	334.2	(2.1)	542.8
PEO benefits pass-throughs	—	607.1	—	607.1
Global	469.0	—	—	469.0
Client Fund Interest	105.6	1.1	—	106.7
Total Segment Revenues	$2,297.8	$942.4	$(1.9)	$3,238.3

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,116.4	$—	$(1.7)	$3,114.7
HRO, excluding PEO benefits pass-throughs	463.4	717.1	(3.8)	1,176.7
PEO benefits pass-throughs	—	1,326.6	—	1,326.6
Global	963.5	—	—	963.5
Client Fund Interest	245.3	2.3	—	247.6
Total Segment Revenues	$4,788.6	$2,046.0	$(5.5)	$6,829.1

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2017:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,937.8	$—	$(0.8)	$2,937.0
HRO, excluding PEO benefits pass-throughs	417.1	637.9	(3.1)	1,051.9
PEO benefits pass-throughs	—	1,202.3	—	1,202.3
Global	918.2	—	—	918.2
Client Fund Interest	204.1	2.0	—	206.1
Total Segment Revenues	$4,477.2	$1,842.2	$(3.9)	$6,315.5

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

Changes in deferred revenue related to set up fees for the six months ended December 31, 2018 were as follows:

Contract Liability
Contract liability, July 1, 2018	$607.5
Recognition of revenue included in beginning of year contract liability	(93.2)
Contract liability, net of revenue recognized on contracts during the period	78.0
Currency adjustments	(9.6)
Contract liability, December 31, 2018	$582.7

Deferred costs

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) that are expected to be recovered are capitalized and amortized on a straight-line basis over a period of three to eight years, depending on the Company's business unit. Expected renewal periods are only included in the expected client relationship period if commission amounts paid upon renewal are not commensurate with commission amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. These costs are included in selling, general and administrative expenses.

Costs to fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the expected client relationship period if the Company expects to recover those costs. The expected client relationship period ranges from three to eight years. These costs are included in operating expenses.

The Company has estimated the amortization periods for the deferred costs by using its historical retention by business unit to estimate the pattern during which the service transfers.

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

The balance is as follows:

December 31,
2018
Deferred costs to obtain a contract	$898.1
Deferred costs to fulfill a contract	1,439.9
Total deferred contract costs (1)	$2,338.0

(1) The amount of total deferred costs amortized during the three and six months ended December 31, 2018 and December 31, 2017, were $217.7 million and $207.6 million, and $434.6 million and $412.3 million, respectively.

Note 4. Acquisitions

In October 2017, the Company acquired 100% of the outstanding shares of Global Cash Card, Inc. (“GCC”), a leader in digital payments, including paycards and other electronic accounts, for approximately $490 million in cash, net of cash acquired. The acquisition of GCC makes ADP the only human capital management provider with a proprietary digital payments processing platform. The results of GCC are reported within the Company’s Employer Services segment.

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

In January 2018, the Company acquired 100% of the outstanding shares of Work Market, Inc. (“WorkMarket”), a leading provider of cloud-based freelance management solutions, for approximately $125 million in cash.

In July 2018, the Company acquired 100% of outstanding shares of Celergo Holdings, Inc. (“Celergo”), a leading provider of multi-country payroll management services.

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

The table below summarizes the composition of the Company's Service Alignment Initiative (reversals)/charges:

	Three Months Ended		Six Months Ended		Cumulative amount from inception through
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018
Employee separation benefits (a)	$(3.3)	$2.3	$(8.5)	$(2.9)	$91.0
Other initiative costs (b)	1.0	1.0	1.7	2.9	12.7
Gain on sale of assets (c)	$(4.1)	$—	$(4.1)	$—	$(4.1)
Total (d)	$(6.4)	$3.3	$(10.9)	$—	$99.6

(a) - Net (reversals)/charges are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
(b) - Other initiative costs include costs to relocate certain current Company employees to new locations, lease termination charges (both included within selling, general and administrative expenses on the Statements of Consolidated Earnings), and accelerated depreciation on fixed assets (included within depreciation and amortization on the Statements of Consolidated Earnings).
(c) - During the three months ended December 31, 2018, the Company sold assets in relation to the Service Alignment Initiative, and as a result recorded a gain of $4.1 million in Other income, net, on the Statement of Consolidated Earnings. Refer to Note 7.

(d) - All charges are included within the Other segment.

Activity for the Service Alignment Initiative liability for the six months ended December 31, 2018 and December 31, 2017, respectively, was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2018	$54.0	$0.5	$54.5
Charged to expense	4.1	1.7	5.8
Reversals	(12.6)	—	(12.6)
Cash payments	(15.9)	(1.8)	(17.7)
Balance at December 31, 2018	$29.6	$0.4	$30.0

Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	7.9	2.9	10.8
Reversals	(10.8)	—	(10.8)
Cash payments	(18.0)	(2.2)	(20.2)
Non-cash utilization	—	(0.6)	(0.6)
Balance at December 31, 2017	$53.0	$0.6	$53.6

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2018
Net earnings	$558.2			$558.2
Weighted average shares (in millions)	435.7	1.2	1.1	438.0
EPS	$1.28			$1.27
Three Months Ended December 31, 2017
Net earnings	$670.4			$670.4
Weighted average shares (in millions)	441.3	1.2	1.2	443.7
EPS	$1.52			$1.51

Six Months Ended December 31, 2018
Net earnings	$1,063.6			$1,063.6
Weighted average shares (in millions)	436.2	1.3	1.4	438.9
EPS	$2.44			$2.42
Six Months Ended December 31, 2017
Net earnings	$1,083.0			$1,083.0
Weighted average shares (in millions)	441.8	1.1	1.5	444.4
EPS	$2.45			$2.44

Options to purchase 0.8 million and 1.1 million shares of common stock for the three months ended December 31, 2018 and 2017, respectively, and 0.6 million and 0.8 million shares of common stock for the six months ended December 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest income on corporate funds	$(28.1)	$(22.7)	$(56.6)	$(48.5)
Realized gains on available-for-sale securities	(0.3)	(0.2)	(0.6)	(0.5)
Realized losses on available-for-sale securities	0.8	1.2	2.0	1.6
Impairment of intangible assets	—	—	12.1	—
Gain on sale of assets	(4.1)	—	(4.1)	(0.4)
Non-service components of pension expense, net (see Note 2)	(0.9)	(16.5)	0.7	(33.0)
Other income, net	$(32.6)	$(38.2)	$(46.5)	$(80.8)

The charges within non-service components of pension expense, net includes $12.8 million and $28.1 million of non-cash settlement charges and of special termination benefits related to the Voluntary Early Retirement Program (“VERP”), for the three and six months ended December 31, 2018, respectively, partially offset by $13.7 million and $27.4 million related to other components of net periodic pension cost for the three and six months ended December 31, 2018, respectively. Refer to Note 2 and Note 12 for further information.

During the three months ended September 30, 2018, the Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

During the three months ended December 31, 2018, the Company sold assets in relation to the Service Alignment Initiative, and as a result recorded a gain of $4.1 million in Other income, net, on the Statement of Consolidated Earnings.

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2018 and June 30, 2018 were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$5,484.0	$—	$—	$5,484.0
Available-for-sale securities:
Corporate bonds	9,946.3	21.0	(124.6)	9,842.7
Asset-backed securities	4,551.3	4.2	(44.2)	4,511.3
U.S. government agency securities	2,703.0	4.6	(34.8)	2,672.8
U.S. Treasury securities	2,741.0	3.3	(52.5)	2,691.8
Canadian government obligations and Canadian government agency obligations	1,062.2	1.2	(13.8)	1,049.6
Canadian provincial bonds	698.6	4.4	(4.4)	698.6
Municipal bonds	596.7	4.8	(2.3)	599.2
Other securities	855.3	3.8	(7.0)	852.1

Total available-for-sale securities	23,154.4	47.3	(283.6)	22,918.1

Total corporate investments and funds held for clients	$28,638.4	$47.3	$(283.6)	$28,402.1

(A) Included within available-for-sale securities are corporate investments with fair values of $10.6 million and funds held for clients with fair values of $22,907.5 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2018. The Company did not transfer any assets between Levels during the six months ended December 31, 2018 or fiscal 2018. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at December 31, 2018.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2018, are as follows:

	December 31, 2018
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(42.0)	$4,142.5	$(82.6)	$3,700.2	$(124.6)	$7,842.7
Asset-backed securities	(6.6)	1,081.7	(37.6)	2,888.3	(44.2)	3,970.0
U.S. government agency securities	(2.2)	383.4	(32.6)	1,936.5	(34.8)	2,319.9
U.S. Treasury securities	(0.5)	94.9	(52.0)	2,321.2	(52.5)	2,416.1
Canadian government obligations and Canadian government agency obligations	(13.5)	821.2	(0.3)	50.7	(13.8)	871.9
Canadian provincial bonds	(1.7)	192.0	(2.7)	203.8	(4.4)	395.8
Municipal bonds	(0.7)	118.1	(1.6)	93.7	(2.3)	211.8
Other securities	(1.5)	261.8	(5.5)	285.7	(7.0)	547.5
	$(68.7)	$7,095.6	$(214.9)	$11,480.1	$(283.6)	$18,575.7

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

At December 31, 2018, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2019 through September 2028.

At December 31, 2018, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $1,990.9 million, $1,862.5 million, $469.5 million, and $188.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables.  The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through December 31, 2018.

At December 31, 2018, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $1,791.3 million and $661.5 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's with maturities ranging from January 2019 through November 2028.

At December 31, 2018, other securities and their fair value primarily represent: U.S. government agency commercial mortgage-backed securities of $333.7 million issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, Aa2 rated United Kingdom Gilt securities of $191.6 million, AAA and AA rated supranational bonds of $125.6 million, and AAA and AA rated sovereign bonds of $97.0 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2018	2018
Corporate investments:
Cash and cash equivalents	$2,785.6	$2,170.0
Short-term marketable securities (a)	3.4	3.3
Long-term marketable securities (b)	7.2	7.2
Total corporate investments	$2,796.2	$2,180.5

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

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2018	2018
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$2,698.4	$4,372.1
Restricted short-term marketable securities held to satisfy client funds obligations	3,773.5	2,521.4
Restricted long-term marketable securities held to satisfy client funds obligations	19,134.0	20,244.3
Total funds held for clients	$25,605.9	$27,137.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date.  The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $25,842.3 million and $27,493.5 million at December 31, 2018 and June 30, 2018, respectively.  The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at December 31, 2018 and June 30, 2018, $22,517.0 million and $24,242.9 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

Approximately 80% of the available-for-sale securities held a AAA or AA rating at December 31, 2018, as rated by Moody's, Standard & Poor's, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities.  All available-for-sale securities were rated as investment grade at December 31, 2018.

Expected maturities of available-for-sale securities at December 31, 2018 are as follows:

One year or less	$3,776.8
One year to two years	5,181.1
Two years to three years	4,993.5
Three years to four years	4,323.9
After four years	4,642.8
Total available-for-sale securities	$22,918.1

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the six months ended December 31, 2018 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2018	$2,238.7	$4.8	$2,243.5
Additions and other adjustments	90.9	—	90.9
Currency translation adjustments	(13.0)	—	(13.0)
Balance at December 31, 2018	$2,316.6	$4.8	$2,321.4

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2018	2018
Intangible assets:
Software and software licenses	$2,411.4	$2,292.9
Customer contracts and lists	719.1	708.6
Other intangibles	237.9	236.5
	3,368.4	3,238.0
Less accumulated amortization:
Software and software licenses	(1,682.0)	(1,606.6)
Customer contracts and lists	(545.1)	(533.4)
Other intangibles	(214.6)	(211.6)
	(2,441.7)	(2,351.6)
Intangible assets, net	$926.7	$886.4

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (4 years for software and software licenses, 8 years for customer contracts and lists, and 5 years for other intangibles).  Amortization of intangible assets was $55.4 million and $51.8 million for the three months ended December 31, 2018 and 2017, respectively, and $108.8 million and $98.4 million for the six months ended December 31, 2018 and 2017, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2019	$134.9
Twelve months ending June 30, 2020	$228.1
Twelve months ending June 30, 2021	$179.5
Twelve months ending June 30, 2022	$132.0
Twelve months ending June 30, 2023	$108.5
Twelve months ending June 30, 2024	$62.3

Note 10. Short-term Financing

The Company has a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option.  The Company also has a $2.25 billion five year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through December 31, 2018 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.8 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2018, the Company had $1.2 billion of commercial paper outstanding, which was repaid on January 2, 2019. At June 30, 2018, the Company had no commercial paper outstanding. For the three months ended December 31, 2018 and 2017, the Company had average daily borrowings of $3.8 billion and $3.5 billion, respectively, at weighted average interest rates of 2.3% and 1.2%, respectively. For the six months ended December 31, 2018 and 2017, the Company had average daily borrowings of $3.8 billion and $3.7 billion, respectively, at weighted average interest rates of 2.1% and 1.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three and six months ended December 31, 2018 was approximately two days.

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2018 and June 30, 2018, there were no outstanding obligations related to reverse repurchase agreements. For the three months ended December 31, 2018 and 2017, the Company had average outstanding balances under reverse repurchase agreements of $325.4 million and $537.0 million, respectively, at weighted average interest rates of 1.9% and 1.2%, respectively. For the six months ended December 31, 2018 and 2017, the Company had average outstanding balances under reverse repurchase agreements of $410.2 million and $531.6 million, respectively, at weighted average interest rates of 1.8% and 1.1%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2018 and June 30, 2018, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2018	June 30, 2018
Fixed-rate 2.25% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		12.0	13.0
		2,012.0	2,013.0
Less: current portion		(2.6)	(2.5)
Less: unamortized discount and debt issuance costs		(7.1)	(8.1)
Total long-term debt		$2,002.3	$2,002.4
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2018, the fair value of the Notes, based on Level 2 inputs, was $1,986.4 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2018.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans.

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 2.2 million and 1.4 million shares in the three months ended December 31, 2018 and 2017, respectively, and repurchased 3.8 million and 3.6 million shares in the six months ended December 31, 2018 and 2017, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and six months ended December 31, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Operating expenses	$3.4	$5.4	$8.8	$10.6
Selling, general and administrative expenses	30.4	27.5	58.4	56.1
System development and programming costs	4.8	5.8	9.8	11.0
Total stock-based compensation expense	$38.6	$38.7	$77.0	$77.7

Beginning September 1, 2018, time-based restricted stock and time-based restricted stock units granted generally vest ratably over 3 years, and performance-based restricted stock and performance-based restricted stock units granted generally vest over a one to three-year performance period and a subsequent service period of up to 38 months. The methods and assumptions used in the determination of the fair value of stock-based awards are generally consistent with those described in the Company's Form 10-K for Fiscal 2018 other than the change noted above. See the Company's Annual Report on Form 10-K for fiscal 2018 for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Service cost – benefits earned during the period	$14.9	$18.6	$29.9	$37.3
Interest cost on projected benefits	19.7	16.3	39.3	32.6
Expected return on plan assets	(33.0)	(34.3)	(65.9)	(68.6)
Net amortization and deferral	—	2.1	0.1	4.2
Settlement charges and special termination benefits	12.8	—	28.1	—
Net pension expense	$14.4	$2.7	$31.5	$5.5

In fiscal 2018, the Company offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. The early retirement offer was made to about 3,500 eligible associates, or approximately 6 percent of the Company’s workforce, with approximately 2,200 ADP associates opting to participate. The Company also extended to all employees participating in VERP the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. The Company recorded $12.1 million and $21.4 million of expenses within selling, general, and administrative expenses related to the continuing health coverage for VERP participants who exited the Company during the three and six months ended December 31, 2018, respectively, and anticipates recording a charge for the remaining participants who will exit and continue health coverage during remainder of fiscal 2019, which may total up to $8 million, but is based on the number of associates electing this benefit and the health care option selected by each associate.

In addition, for the three and six months ended December 31, 2018, the Company recorded $12.8 million and $28.1 million of non-cash settlement charges and of special termination benefits, respectively. The Company anticipates recording additional non-cash settlement charges of up to $2 million through the remainder of fiscal 2019, within Other income, net, on the Statements of Consolidated Earnings, contingent on the number of participants electing the lump sum payment option and other actuarial assumptions, including the discount rate and long-term rate of return on assets.

Note 13. Income Taxes

The Company had an effective tax rate of 24.7% for the three months ended December 31, 2018 and an effective tax rate of negative 14.1% for the three months ended December 31, 2017. The effective tax rate for the six months ended December 31, 2018 and 2017 was 23.4% and 6.0%, respectively. The increase in the effective tax rate is primarily due to the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Tax Cuts and Jobs Act (“the Act”) during the six months ended December 31, 2017.
The Act reduces the U.S. federal corporate income tax rate from 35% to 21%. In accordance with ASC 740, companies are required to re-measure deferred tax balances using the new enacted tax rates. The Act requires the Company to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and creates new taxes on the Company's foreign sourced earnings. At December 31, 2018, the Company has completed its accounting for all of the income tax effects of the Act as enacted in December 2017.
The Act’s foreign tax credit provisions may limit the Company’s ability to utilize existing foreign tax credits in future periods, accordingly we have estimated that approximately $19.2 million could expire unutilized. The Company recorded $28.3 million related to foreign withholding taxes on future distributions of earnings and profits (“E&P”) that may not be utilizable as foreign tax credits in the year ended June 30, 2018. During the six months ended December 31, 2018, the Company made no significant changes to this amount.
The Company recorded a benefit of $253.3 million (restated for ASC 606) to account for the effects of the rate change on deferred tax balances in the year ended June 30, 2018. During the six months ended December 31, 2018, the Company made no significant changes to this amount and the accounting for the effects of the rate change on deferred tax balances is now complete.

The one-time transition tax is based on the total post-1986 E&P that was previously deferred from US income taxes. The Company recorded an amount for the one-time transition tax liability of $22.9 million for the Company's foreign subsidiaries in the year ended June 30, 2018. During the six months ended December 31, 2018, the Company made no significant changes to this amount and the Company finalized its calculation of the transition tax liability during the current period.

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

Note 15. Stockholder's Equity

Changes in stockholder's equity by component are as follows:

	Three Months Ended
	December 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2018	$63.9	$1,035.1	$16,741.1	$(12,421.2)	$(740.1)	$4,678.8
Net earnings	—	—	558.2	—	—	558.2
Other comprehensive income	—	—	—	—	125.1	125.1
Stock-based compensation expense	—	35.0	—	—	—	35.0
Issuances relating to stock compensation plans	—	6.0	—	13.3	—	19.3
Treasury stock acquired (2.2 shares)	—	—	—	(312.3)	—	(312.3)
Dividends declared ($0.79 per share)	—	—	(340.2)	—	—	(340.2)
Balance at December 31, 2018	$63.9	$1,076.1	$16,959.1	$(12,720.2)	$(615.0)	$4,763.9

	Three Months Ended
	December 31, 2017
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2017	$63.9	$869.8	$15,894.5	$(11,508.1)	$(338.3)	$4,981.8
Net earnings	—	—	670.4	—	—	670.4
Other comprehensive income	—	—	—	—	(89.9)	(89.9)
Stock-based compensation expense	—	31.0	—	—	—	31.0
Issuances relating to stock compensation plans	—	2.7	—	6.9	—	9.6
Treasury stock acquired (1.4 shares)	—	—	—	(162.5)	—	(162.5)
Dividends declared ($0.63 per share)	—	—	(279.9)	—	—	(279.9)
Balance at December 31, 2017	$63.9	$903.5	$16,285.0	$(11,663.7)	$(428.2)	$5,160.5

	Six Months Ended
	December 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2018	$63.9	$1,014.8	$16,546.6	$(12,209.6)	$(679.8)	$4,735.9
Net earnings	—	—	1,063.6	—	—	1,063.6
Other comprehensive income	—	—	—	—	64.8	64.8
Stock-based compensation expense	—	69.7	—	—	—	69.7
Issuances relating to stock compensation plans	—	(8.4)	—	83.5	—	75.1
Treasury stock acquired (3.8 shares)	—	—	—	(594.1)	—	(594.1)
Dividends declared ($1.48 per share)	—	—	(651.1)	—	—	(651.1)
Balance at December 31, 2018	$63.9	$1,076.1	$16,959.1	$(12,720.2)	$(615.0)	$4,763.9

	Six Months Ended
	December 31, 2017
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2017	$63.9	$867.8	$15,739.3	$(11,303.7)	$(383.2)	$4,984.1
Net earnings	—	—	1,083.0	—	—	1,083.0
Other comprehensive income	—	—	—	—	(45.0)	(45.0)
Stock-based compensation expense	—	66.2	—	—	—	66.2
Issuances relating to stock compensation plans	—	(30.5)	—	92.6	—	62.1
Treasury stock acquired (3.6 shares)	—	—	—	(452.6)	—	(452.6)
Dividends declared ($1.20 per share)	—	—	(537.3)	—	—	(537.3)
Balance at December 31, 2017	$63.9	$903.5	$16,285.0	$(11,663.7)	$(428.2)	$5,160.5

Note 16. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at September 30, 2018	$(249.9)	$(311.4)		$(178.8)		$(740.1)
Other comprehensive (loss)/ income before reclassification adjustments	(24.7)	168.3		—		143.6
Tax effect	—	(38.8)		—		(38.8)
Reclassification adjustments to net earnings	—	0.5	(A)	26.2	(B)	26.7
Tax effect	—	(0.1)		(6.3)		(6.4)
Balance at December 31, 2018	$(274.6)	$(181.5)		$(158.9)		$(615.0)

	Three Months Ended
	December 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(182.0)	$59.0		$(215.3)		$(338.3)
Other comprehensive income/(loss) before reclassification adjustments	2.2	(147.3)		—		(145.1)
Tax effect	—	53.1		—		53.1
Reclassification adjustments to net earnings	—	1.0	(A)	2.3	(B)	3.3
Tax effect	—	(0.4)		(0.8)		(1.2)
Balance at December 31, 2017	$(179.8)	$(34.6)		$(213.8)		$(428.2)

	Six Months Ended
	December 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(227.0)	$(274.0)		$(178.8)		$(679.8)
Other comprehensive (loss)/ income before reclassification adjustments	(47.6)	118.0		—		70.4
Tax effect	—	(26.6)		—		(26.6)
Reclassification adjustments to net earnings	—	1.4	(A)	26.3	(B)	27.7
Tax effect	—	(0.3)		(6.4)		(6.7)
Balance at December 31, 2018	$(274.6)	$(181.5)		$(158.9)		$(615.0)

	Six Months Ended
	December 31, 2017
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(234.8)	$68.3		$(216.7)		$(383.2)
Other comprehensive income/(loss) before reclassification adjustments	55.0	(160.2)		—		(105.2)
Tax effect	—	56.6		—		56.6
Reclassification adjustments to net earnings	—	1.1	(A)	4.6	(B)	5.7
Tax effect	—	(0.4)		(1.7)		(2.1)
Balance at December 31, 2017	$(179.8)	$(34.6)		$(213.8)		$(428.2)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 12).

Note 17. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons.  Other costs are recorded based on management responsibility. In the first quarter of fiscal 2019, the Company's CODM began reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with changes to certain corporate allocations. These changes represent a change in the measure of segment performance. Effective July 1, 2018, the Company adopted ASC 606 (see Note 2). The segment results in the table below reflect the impacts of adoption of ASC 606, the inclusion of client funds interest in the segments at actual interest rates, the inclusion of ADP Indemnity in the PEO segment, and changes to certain corporate allocations. The Company reflects these new segment measures beginning in the first quarter of fiscal 2019 and prior period segment results are restated for comparability.

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Employer Services	$2,450.4	$2,297.8	$4,788.6	$4,477.2
PEO Services	1,058.2	942.4	2,046.0	1,842.2
Other	(2.7)	(1.9)	(5.5)	(3.9)
	$3,505.9	$3,238.3	$6,829.1	$6,315.5

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Employer Services	$733.3	$581.1	$1,371.0	$1,118.3
PEO Services	157.0	133.2	303.0	256.5
Other	(149.3)	(126.8)	(286.2)	(222.4)
	$741.0	$587.5	$1,387.8	$1,152.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries ("ADP" or "the Company") may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; and the adequacy, effectiveness and success of our business transformation initiatives. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2018 (“fiscal 2018”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for the fiscal year ended June 30, 2019 (“fiscal 2019”).

RESULTS OF OPERATIONS

Executive Overview

We are one of the largest providers of global cloud-based Human Capital Management (“HCM”) technology solutions - including payroll, talent management, Human Resources and benefits administration, and time and attendance management - to employers around the world. As a leader in this industry, we deliver on our global HCM strategy and make investments in highly strategic areas and technology in order to strengthen our underlying business model and prospects for continued growth.

Highlights from the six months ended December 31, 2018 include:

•	Revenues grew 8%

•	Employer Services New Business Bookings increased 4%

•	Average number of Worksite Employees increased 9% to 536,000

•	Diluted earnings per share ("EPS") decreased from $2.44 to $2.42; adjusted diluted earnings per share increased from $1.97 to $2.54

•	Our shareholder friendly actions continued as we returned approximately $600 million via dividends and over $500 million via share repurchases

We continue to innovate by anticipating how the world of work is transforming and how trends, such as the rise of the gig economy, impact the needs of our clients and the evolving workforce. We are reshaping the HCM industry through innovative development of products such as our next-gen platforms which are complemented by our strategic acquisitions such as Global Cash Card, WorkMarket and Celergo. With these investments, we are enhancing our position as the only global HCM provider that can help businesses address the entire worker spectrum from full-time to freelancer and hire to retire. As the HCM market continues to rapidly evolve, we continue to focus on staying ahead of the curve.

Our Employer Services New Business Bookings increased 4% and the PEO Services' average number of Worksite Employees increased 9% to 536,000 in the six months ended December 31, 2018, compared to the six months ended December 31, 2017. Consistent with our full year guidance, we expect Employer Services New Business Bookings growth of 6% to 8% for fiscal 2019. Given the solid performance of our PEO Services, we continue to expect growth of 8% to 9% in the average number of Worksite Employees for fiscal 2019.

Our Service Alignment Initiative, client migrations, and transformation initiatives are yielding improvements in our client satisfaction scores and productivity, keeping us firmly on a path of delivering balanced revenue and profit growth. We continue to focus on improving the client experience and are on track to achieve our goal of improved retention during fiscal 2019.

We have a strong business model and operate in a growing global market. We continue to maintain a high percentage of recurring revenues and healthy margins, and generate consistent strong cash flows. Our financial condition and balance sheet remain solid at December 31, 2018. Through our investments in technology, service, and distribution, we are positioned to continue to build on our positive momentum in fiscal 2019.

Analysis of Consolidated Operations

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2018	2017	As Reported	Constant Currency Basis (Note 1)	2018	2017	As Reported	Constant Currency Basis (Note 1)
		*As Restated				*As Restated
Total revenues	$3,505.9	$3,238.3	8%	9%	$6,829.1	$6,315.5	8%	9%

Costs of revenues:
Operating expenses	1,785.9	1,709.2	4%	5%	3,495.9	3,339.9	5%	5%
Systems development and programming costs	156.1	159.4	(2)%	—%	314.1	317.6	(1)%	1%
Depreciation and amortization	71.7	69.3	3%	4%	144.3	131.9	9%	10%
Total costs of revenues	2,013.7	1,937.9	4%	5%	3,954.3	3,789.4	4%	5%

Selling, general and administrative expenses	745.2	723.6	3%	3%	1,459.0	1,399.0	4%	5%
Interest expense	38.6	27.5	n/m	n/m	74.5	55.5	n/m	n/m
Total expenses	2,797.5	2,689.0	4%	5%	5,487.8	5,243.9	5%	5%

Other income, net	(32.6)	(38.2)	n/m	n/m	(46.5)	(80.8)	n/m	n/m

Earnings before income taxes	$741.0	$587.5	26%	26%	$1,387.8	$1,152.4	20%	20%
Margin	21.1%	18.1%			20.3%	18.2%

Provision / (benefit) for income taxes	$182.8	$(82.9)	(321)%	(320)%	$324.2	$69.4	367%	365%
Effective tax rate	24.7%	(14.1)%			23.4%	6.0%

Net earnings	$558.2	$670.4	(17)%	(17)%	$1,063.6	$1,083.0	(2)%	(2)%

Diluted earnings per share	$1.27	$1.51	(16)%	(16)%	$2.42	$2.44	(1)%	(1)%

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

	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2018	2017	As Reported	Constant Currency Basis (g)	2018	2017	As Reported	Constant Currency Basis (g)
		*As Restated				*As Restated
Net earnings	$558.2	$670.4	(17)%	(17)%	$1,063.6	$1,083.0	(2)%	(2)%
Adjustments:
Provision for income taxes	182.8	(82.9)			324.2	69.4
All other interest expense (a)	14.9	15.0			30.0	30.0
All other interest income (a)	(6.6)	(4.4)			(14.2)	(10.7)
Transformation initiatives (b)	37.2	3.3			69.6	—
Proxy contest matters (c)	—	22.9			—	33.3
Adjusted EBIT	$786.5	$624.3	26%	26%	$1,473.2	$1,205.0	22%	22%
Adjusted EBIT Margin	22.4%	19.3%			21.6%	19.1%

Provision for income taxes	$182.8	$(82.9)	(321)%	(320)%	$324.2	$69.4	367%	365%
Adjustments:
Income tax benefit for transformation initiatives (d)	9.2	1.3			17.2	—
Income tax benefit for proxy contest matters (d)	—	6.3			—	10.3
Tax Cuts and Jobs Act (e)	(0.6)	232.6			0.5	232.6
Adjusted provision for income taxes	$191.4	$157.3	22%	21%	$341.9	$312.3	9%	9%
Adjusted effective tax rate (f)	24.6%	25.6%			23.4%	26.4%

Net earnings	$558.2	$670.4	(17)%	(17)%	$1,063.6	$1,083.0	(2)%	(2)%
Adjustments:
Transformation initiatives (b)	37.2	3.3			69.6	—
Income tax benefit for transformation initiatives (d)	(9.2)	(1.3)			(17.2)	—
Proxy contest matters (c)	—	22.9			—	33.3
Income tax benefit for proxy contest matters (d)	—	(6.3)			—	(10.3)
Tax Cuts and Jobs Act (e)	0.6	(232.6)			(0.5)	(232.6)
Adjusted net earnings	$586.8	$456.4	29%	28%	$1,115.5	$873.4	28%	27%

Diluted EPS	$1.27	$1.51	(16)%	(16)%	$2.42	$2.44	(1)%	(1)%
Adjustments:
Transformation initiatives (b) (d)	0.06	—			0.12	—
Proxy contest matters (c) (d)	—	0.04			—	0.05
Tax Cuts and Jobs Act (e)	—	(0.52)			—	(0.52)
Adjusted diluted EPS	$1.34	$1.03	30%	30%	$2.54	$1.97	29%	29%

*See Note 2 of the Consolidated Financial Statements for a summary of adjustments.

(a) We continue to include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as “All other interest expense” and “All other interest income.”

(b) The charges within transformation initiatives are comprised of charges for our Voluntary Early Retirement Program (“VERP”), Service Alignment Initiative and other transformation initiatives. Charges related to our VERP in the three and six months ended December 31, 2018 include $12.8 million and $28.1 million for non-cash pension settlement charge and special termination benefits, and $12.1 million and $21.4 million of expenses related to the continuing health coverage, respectively.

We also recorded charges of $18.7 million and $31.0 million related to our other transformation initiatives during the three and six months ended December 31, 2018. These charges were partially offset by net reversals of charges and gain on sale of assets related to our Service Alignment Initiative of $6.4 million and $10.9 million for the three and six months ended December 31, 2018. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative. Refer to Note 5 and Note 12 of the Consolidated Financial Statements for a description of the Service Alignment Initiative and charges associated with VERP, respectively.

(c) Represents non-operational costs relating to proxy contest matters.

(d) The tax benefit on the transformation initiatives and non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(e) The net (provision)/benefit from the enactment of the Tax Cuts and Jobs Act (“the Act”) is comprised of adjustments to the one-time transition tax on the earnings and profits of our foreign subsidiaries, foreign withholding taxes, a valuation allowance against our foreign tax credits which may not be realized and the re-measurement of deferred tax balances for the three and six months ended December 31, 2018. The net benefit for the three and six months ended December 31, 2017 represents the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Act. Refer to Note 13 of our Consolidated Financial statements for additional detail.

(f) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by our Adjusted net earnings, plus our Adjusted provision for income taxes.

(g) “Constant currency basis” provides information that isolates the actual growth of our operations. “Constant currency basis” is determined by calculating the current year result using foreign exchange rates consistent with the prior year.

Total Revenues

Our revenues, as reported, increased 8% for the three and six months ended December 31, 2018. For the three months ended December 31, 2018, our revenue growth includes one percentage point of impact from foreign currency partially offset by benefits from acquisitions. For the six months ended December 31, 2018, our revenue growth includes one percentage point of benefit from acquisitions partially offset by the impact from foreign currency. Revenues for the three and six months ended December 31, 2018 increased primarily due to new business started from New Business Bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues for the three months ended December 31, 2018 include interest on funds held for clients of $129.1 million, as compared to $106.7 million for the three months ended December 31, 2017. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 2.2% for the three months ended December 31, 2018, as compared to 1.9% for the three months ended December 31, 2017, coupled with an increase in our average client funds balance of 5.0% to $23.6 billion for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017.

Total revenues for the six months ended December 31, 2018 include interest on funds held for clients of $247.6 million, as compared to $206.1 million for the six months ended December 31, 2017. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 2.2% during the six months ended December 31, 2018, as compared to 1.9% during the six months ended December 31, 2017, coupled with an increase in our average client funds balance of 4.8% to $22.9 billion for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017.

Total Expenses

Our total expenses, as reported, increased 4% for the three months ended December 31, 2018, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO Services benefits pass-through costs, costs related to our acquisitions and the impact of charges related to our transformation initiatives. The increase was partially offset by operating efficiencies as a result of our continued successful execution on our broader transformation initiatives, the impact of foreign currency and costs related to proxy contest matters in fiscal 2018 that did not reoccur.

Our total expenses, as reported, increased 5% for the six months ended December 31, 2018, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO Services benefits pass-through costs, costs related to our acquisitions, the impact of charges related to our transformation initiatives and increases in selling expense. The increase was partially offset by operating efficiencies as a result of our continued successful execution on our broader transformation initiatives, the impact of foreign currency and costs related to proxy contest matters in fiscal 2018 that did not reoccur.

Operating expenses, as reported, increased 4% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. PEO Services benefits pass-through costs were $673.2 million and $607.1 million for the three months ended December 31, 2018 and 2017, respectively. Additionally, operating expenses increased due to costs related to our acquisitions partially offset by operating efficiencies and the impact of foreign currency.

Operating expenses, as reported, increased 5% for the six months ended ended December 31, 2018, as compared to the six months ended ended December 31, 2017. PEO Services benefits pass-through costs were $1,326.6 million and $1,202.3 million for the six months ended ended December 31, 2018 and 2017, respectively. Additionally, operating expenses increased due to costs related to our acquisitions partially offset by operating efficiencies and the impact of foreign currency.

Systems development and programming costs, as reported, decreased 2% and 1%, respectively, for the three and six months ended December 31, 2018, when compared to the prior year, due to the impact of foreign currency translation and reduced costs as a result of our transformation initiatives partially offset by increased investments in product innovation and costs related to our acquisitions.

Selling, general and administrative expenses, as reported, increased 3% and 4%, respectively, for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017.  The increase was due to the impact of charges related to our transformation initiatives, increased costs related to our acquisitions, and increases in selling expense to support our New Business Bookings growth. These increases were partially offset by efficiencies as a result of our transformation initiatives for the three and six months ended December 31, 2018 and costs related to proxy contest matters during the three and six months ended December 31, 2017.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2018	2017	$ Change	2018	2017	$ Change
Interest income on corporate funds	$(28.1)	$(22.7)	$5.4	$(56.6)	$(48.5)	$8.1
Realized gains on available-for-sale securities	(0.3)	(0.2)	0.1	(0.6)	(0.5)	0.1
Realized losses on available-for-sale securities	0.8	1.2	0.4	2.0	1.6	(0.4)
Impairment of intangible assets	—	—	—	12.1	—	(12.1)
Gain on sale of assets	(4.1)	—	4.1	(4.1)	(0.4)	3.7
Non-service components of pension expense, net	(0.9)	(16.5)	(15.6)	0.7	(33.0)	(33.7)
Other income, net	$(32.6)	$(38.2)	$(5.6)	$(46.5)	$(80.8)	$(34.3)

During the three and six months ended December 31, 2018, we adopted Accounting Standards Update ("ASU") 2017-07 and as a result we reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other income, net. During the three months ended December 31, 2018, non-service components of pension expense included a $12.8 million non-cash settlement charge and special termination benefits, partially offset by $13.7 million related to other components of net periodic pension cost. During the six months ended December 31, 2018, non-service components of pension expense included a $28.1 million non-cash settlement charge and special termination benefits, partially offset by $27.4 million related to other components of net periodic pension cost. See Note 2 and Note 12 of our Consolidated Financial Statements for additional detail.

Other income, net, decreased $5.6 million and $34.3 million for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017. The decrease was primarily due to the charges within non-service components of pension expense discussed above partially offset by the gain on sale of assets of $4.1 million in relation to the Service Alignment Initiative during the three and six months ended December 31, 2018. Additionally, during the three months ended September 30, 2018, we wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

Earnings before Income Taxes

Earnings before income taxes, as reported, increased 26% and 20% for the three and six months ended December 31, 2018, respectively, primarily due to the increases in revenues partially offset by increases in expenses discussed above.

Overall margin increased from 18.1% for the three months ended December 31, 2017 to 21.1% for the three months ended December 31, 2018, primarily due to operational efficiencies aided by an increase in interest earned on funds held for clients and the impact of costs related to proxy contest matters in fiscal 2018, partially offset by additional charges of $33.9 million related to our transformation initiatives, costs related to our acquisitions, and incremental pressure from growth in our benefits pass-throughs for the three months ended December 31, 2018. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Overall margin increased from 18.2% for the six months ended December 31, 2017 to 20.3% for the six months ended December 31, 2018, primarily due to operational efficiencies aided by an increase in interest earned on funds held for clients and the impact of costs related to proxy contest matters in fiscal 2018, partially offset by additional charges of $69.6 million related to our transformation initiatives, costs related to our acquisitions, and incremental pressure from growth in our benefits pass-throughs for the six months ended December 31, 2018. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Adjusted EBIT

For the three months ended December 31, 2018, adjusted EBIT increased 26% due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin increased due to operational efficiencies discussed above, aided by an increase in interest earned on funds held for clients, partially offset by costs related to our acquisitions and incremental pressure from growth in our benefits pass-throughs.

For the six months ended December 31, 2018, adjusted EBIT increased 22% due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin increased due to operational efficiencies discussed above, aided by an increase in interest earned on funds held for clients, partially offset by costs related to our acquisitions and incremental pressure from growth in our benefits pass-throughs.

Provision for Income Taxes

The Company had an effective tax rate of 24.7% for the three months ended December 31, 2018 and an effective tax rate of negative 14.1% for the three months ended December 31, 2017. The effective tax rate for the six months ended December 31, 2018 and 2017 was 23.4% and 6.0%, respectively. The increase in the effective tax rate is primarily due to the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Act during the six months ended December 31, 2017. Refer to Note 13, within the Notes to the Consolidated Financial Statements for further discussion.
Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended December 31, 2018 and 2017 was 24.6% and 25.6%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the federal corporate statutory tax rate to 21.0% from 28.1% and an increase in the excess tax benefits on stock-based compensation in the three months ended December 31, 2018, partially offset by the loss of certain tax deductions as a result of the Act in the three months ended December 31, 2018 and a favorable adjustment to tax liabilities in three months ended December 31, 2017.

The adjusted effective tax rate for the six months ended December 31, 2018 and 2017 was 23.4% and 26.4%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the federal corporate statutory tax rate to 21.0% from 28.1% in the six months ended December 31, 2018, partially offset by the loss of certain tax deductions as a result of the Act in the six months ended December 31, 2018 and a favorable adjustment to tax liabilities in the six months ended December 31, 2017.

Net Earnings and Diluted Earnings per Share

Net earnings, as reported, decreased 17% and 2% for the three and six months ended December 31, 2018, respectively, due to an increase in our effective tax rate offset by an increase in earnings before income taxes described above, when compared to the three and six months ended December 31, 2017.

For the three and six months ended December 31, 2018, diluted earnings per share decreased 16% and 1%, respectively, as a result of a decrease in net earnings offset by the impact of fewer shares outstanding, resulting from the repurchase of approximately 3.8 million shares during the six months ended December 31, 2018 and 3.6 million shares for the six months ended December 31, 2017, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 29% for the three months ended December 31, 2018, when compared to the three months ended December 31, 2017, due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above.

Adjusted net earnings increased 28% for the six months ended December 31, 2018, when compared to the six months ended December 31, 2017, due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above.

For the three and six months ended December 31, 2018, our adjusted diluted EPS increased 30% and 29%, respectively, and reflects the changes described above in our adjusted net earnings and shares outstanding.

Analysis of Reportable Segments

Beginning in the first quarter of fiscal 2019, our chief operating decision maker (“CODM”) reviews segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with the effects of changes to certain corporate allocations. These changes represent a change in the measure of segment performance. Effective July 1, 2018, we adopted ASC 606 (see Note 2 of the Consolidated Financial Statements). The segment results in the table below reflect the impacts of the adoption of ASC 606, the inclusion of client funds interest in our segments at actual interest rates, the inclusion of ADP Indemnity in the PEO segment, and changes to certain corporate allocations. We reflected these new segment measures beginning in the first quarter of fiscal 2019 and prior period segment results are restated for comparability.

	Revenues
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2018	2017	As Reported	Constant Currency Basis	2018	2017	As Reported	Constant Currency Basis
Employer Services	$2,450.4	$2,297.8	7%	8%	$4,788.6	$4,477.2	7%	8%
PEO Services	1,058.2	942.4	12%	12%	2,046.0	1,842.2	11%	11%
Other	(2.7)	(1.9)	n/m	n/m	(5.5)	(3.9)	n/m	n/m
	$3,505.9	$3,238.3	8%	9%	$6,829.1	$6,315.5	8%	9%

	Earnings before Income Taxes
	Three Months Ended				Six Months Ended
	December 31,		% Change		December 31,		% Change
	2018	2017	As Reported	Constant Currency Basis	2018	2017	As Reported	Constant Currency Basis
Employer Services	$733.3	$581.1	26%	26%	$1,371.0	$1,118.3	23%	22%
PEO Services	157.0	133.2	18%	18%	303.0	256.5	18%	18%
Other	(149.3)	(126.8)	n/m	n/m	(286.2)	(222.4)	n/m	n/m
	$741.0	$587.5	26%	26%	$1,387.8	$1,152.4	20%	20%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 7% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. Revenues increased primarily due to new business started from New Business Bookings. Our revenue growth includes one percentage point of benefit from acquisitions offset by one percentage point of impact from foreign currency. Our revenues also increased due to the interest earned on funds held for clients, which benefited from improvement in the average yield earned on our client fund investments and growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.3% for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

Employer Services' revenues, as reported, increased 7% for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017. Revenues increased primarily due to new business started from New Business Bookings. Our revenue growth includes one percentage point of benefit from acquisitions offset by one percentage point from the impact of foreign currency. Our revenues also increased due to the interest earned on funds held for clients, which benefited from improvement in the average yield earned on our client fund investments and growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.3% for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017.

Earnings before Income Taxes

Employer Services’ earnings before income taxes, as reported, increased 26% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was due to increased revenues discussed above. Increases in expenses were primarily due to costs related to our acquisitions and increased selling expenses which were offset by operational efficiencies and benefit from foreign currency.

Employer Services' overall margin increased from 25.3% to 29.9% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This increase was primarily due to operational efficiencies aided by an increase in interest earned on funds held for clients, partially offset by costs related to our acquisitions in the three months ended December 31, 2018. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Employer Services’ earnings before income taxes, as reported, increased 23% for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017. This increase was due to increased revenues discussed above. The increases in revenues were partially offset by an increase in expenses of $58.7 million, which were primarily due to costs related to our acquisitions offset by operational efficiencies and benefit from foreign currency.

Employer Services' overall margin increased from 25.0% to 28.6% for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017. This increase was primarily due to operational efficiencies aided by an increase in interest earned on funds held for clients, partially offset by costs related to our acquisitions in the six months ended December 31, 2018. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 12% and 11%, respectively, for the three and six months ended December 31, 2018, as compared to the three and six months ended December 31, 2017. PEO Services' revenues, excluding benefits pass-through costs, increased from $335.3 million and $639.9 million for the three and six months ended December 31, 2017 to $385.0 million and $719.4 million for the three and six months ended December 31, 2018, respectively, due to a 9% increase in the average number of Worksite Employees, driven by an increase in the number of new PEO Services clients and growth in our existing clients and the pull-forward of our State Unemployment Insurance ("SUI") revenues in the three and six months ended December 31, 2018.

PEO Services' revenues include benefits pass-through costs associated with benefits coverage which increased to $673.2 million and $1,326.6 million for the three and six months ended December 31, 2018, respectively, from $607.1 million and $1,202.3 million for the three and six months ended December 31, 2017, respectively.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 18% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. The increase was due to the increased revenues discussed above offset by an increase in expenses of $92.0 million. The increase in expenses was primarily related to an increase in benefits pass-through costs of $66.1 million described above and additional SUI related costs.

PEO Services' overall margin increased from 14.1% to 14.8% for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, due to operating efficiencies partially offset by changes in our estimated incurred losses related to ADP Indemnity in the three months ended December 31, 2018, as compared to the three months ended December 31, 2017.

PEO Services' earnings before income taxes increased 18% for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017. The increase was due to the increased revenues discussed above offset by an increase in expenses of $157.3 million. The increase in expenses was primarily related to an increase in benefits pass-through costs of $124.3 million described above and additional SUI related costs.

PEO Services' overall margin increased from 13.9% to 14.8% for the six months ended December 31, 2018, as compared to the six months ended December 31, 2017, due to operating efficiencies partially offset by changes in our estimated incurred losses related to ADP Indemnity in the six months ended December 31, 2018, as compared to the six months ended December 31, 2017.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' Worksite Employees up to $1 million per occurrence.  PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG.  We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment.  ADP Indemnity recorded a pre-tax benefit of approximately $1.6 million and $10.3 million for the three and six months ended December 31, 2018, respectively, compared to $6.6 million and $19.0 million for the three and six months ended December 31, 2017, respectively, which is primarily a result of changes in our estimated incurred losses. For the fiscal years 2013 to 2018, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. For the six months ended December 31, 2018, ADP Indemnity paid a premium of

$218.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2019 policy year on terms substantially similar to the fiscal 2018 reinsurance policy.

Other

The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations, together with our $9.8 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets, will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures. Additionally, we will benefit from the Act. Our estimated fiscal 2019 adjusted effective tax rate is 24.4% and we anticipate a future adjusted effective tax rate, excluding one time items, of 25% to 26% beyond fiscal 2019. With this increased operating cash flow and greater access to our cash worldwide, we will continue our disciplined approach to capital allocation decisions, including assessing reinvestments into the business, potential acquisitions, and/or returning cash to shareholders through dividends and share buybacks, among other potential uses.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements together with our $9.8 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks of our client funds extended investment strategy. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

As of December 31, 2018, cash and cash equivalents were $2.8 billion, including $1.2 billion of commercial paper borrowings, were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Six Months Ended
	December 31,
	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$931.5	$675.1	$256.4
Investing activities	(469.2)	(1,326.3)	857.1
Financing activities	(1,488.3)	6,280.3	(7,768.6)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(32.1)	49.1	(81.2)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,058.1)	$5,678.2	$(6,736.3)

Net cash flows provided by operating activities for the six months ended December 31, 2018 and December 31, 2017 include cash payments for reinsurance agreements of $218.0 million and $235.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is primarily due to a net favorable change in the components of working capital as compared to the six months ended December 31, 2017.

Net cash flows from investing activities changed primarily due to the timing of net proceeds from corporate and client funds marketable securities of $450.8 million, lower payments made related to acquisitions and reduced capital expenditures in the six months ended December 31, 2018.

Net cash flows from financing activities changed primarily due to a net decrease in client fund obligations of $8,774.2 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, more cash returned to shareholders via dividends and share repurchases for the six months ended December 31, 2018, partially offset by an increase in proceeds from commercial paper.

We purchased 3.8 million shares of our common stock at an average price per share of $139.16 during the six months ended December 31, 2018, as compared to purchases of 3.6 million shares at an average price per share of $108.70 during the six months ended December 31, 2017.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.8 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2018, the Company had $1.2 billion of commercial paper outstanding, which was repaid on January 2, 2019. At June 30, 2018, the Company had no commercial paper outstanding. For the three months ended December 31, 2018 and 2017, our average daily borrowings were $3.8 billion and $3.5 billion, respectively, at weighted average interest rates of 2.3% and 1.2%, respectively. For the six months ended December 31, 2018 and 2017, our average daily borrowings were $3.8 billion and $3.7 billion, respectively, at weighted average interest rates of 2.1% and 1.2%, respectively. The weighted average maturity of our commercial paper during the six months ended December 31, 2018 was approximately two days.

Our U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2018 and June 30, 2018, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended December 31, 2018 and 2017, we had average outstanding balances under reverse repurchase agreements of $325.4 million and $537.0 million, at weighted average interest rates of 1.9% and 1.2%, respectively. For the six months ended December 31, 2018 and 2017, we had average outstanding balances under reverse repurchase agreements of $410.2 million and $531.6 million, respectively, at weighted average interest rates of 1.8% and 1.1%, respectively.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2022 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through December 31, 2018 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.8 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of fixed rate credit card, auto loan, equipment lease and rate reduction receivables, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 8 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the six months ended December 31, 2018 were $77.0 million, as compared to $104.9 million for the six months ended December 31, 2017.  Capital expenditures for fiscal 2019 are expected to be about $200 million, as compared to $192 million in fiscal 2018.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations.  However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.8 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible credit ratings), and ability to engage in reverse repurchase transactions and available borrowings under our $9.8 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business.  In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments.  The minimum allowed credit rating at time of purchase for corporate, Canadian government agency and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A.  The maximum maturity at time of purchase for BBB-rated securities is 5 years, for single A rated securities is 7 years, and for AA-rated and AAA-rated securities is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Average investment balances at cost:
Corporate investments	$5,600.2	$5,602.4	$5,752.5	$6,110.5
Funds held for clients	23,575.6	22,460.7	22,876.3	21,836.8
Total	$29,175.8	$28,063.1	$28,628.8	$27,947.3

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	2.0%	1.6%	2.0%	1.6%
Funds held for clients	2.2%	1.9%	2.2%	1.9%
Total	2.2%	1.8%	2.1%	1.8%

Realized gains on available-for-sale securities	$(0.3)	$(0.2)	$(0.6)	$(0.5)
Realized losses on available-for-sale securities	0.8	1.2	2.0	1.6
Net realized losses on available-for-sale securities	$0.5	$1.0	$1.4	$1.1

	December 31, 2018	June 30, 2018
Net unrealized pre-tax losses on available-for-sale securities	$(236.3)	$(355.7)

Total available-for-sale securities at fair value	$22,918.1	$22,776.2

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested.  Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio increased from 1.8% for the six months ended December 31, 2017 to 2.1% for the six months ended December 31, 2018.  A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $11 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2019.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $4 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2019.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA-rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 80% of our available-for-sale securities held a AAA or AA rating at December 31, 2018.  In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at December 31, 2018.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2, New Accounting Pronouncements, of Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2018	620,592	$142.98	610,025	14,284,899

November 1 to 30, 2018	729,284	$144.23	724,040	13,560,859

December 1 to 31, 2018	879,976	$133.36	877,426	12,683,433
Total	2,229,852		2,211,491

(1)  During the three months ended December 31, 2018, pursuant to the terms of the Company's restricted stock program, the Company purchased 18,361 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company announced the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval	Shares
August 2015	25 million

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	French Sub Plan under the 2018 Omnibus Award Plan, effective as of January 15, 2019 (Management Compensatory Plan)
10.2
Automatic Data Processing, Inc. 2018 Omnibus Award Plan - incorporated by reference to Appendix B to the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed with the Commission on September 20, 2018 (Management Compensatory Plan)

10.3
Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 13, 2018 (Management Compensatory Plan)

10.4
Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan - incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 13, 2018 (Management Compensatory Plan)

10.5
Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan - incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 13, 2018 (Management Compensatory Plan)

10.6
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 13, 2018 (Management Compensatory Plan)

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	January 31, 2019	/s/ Jan Siegmund Jan Siegmund

Chief Financial Officer (Title)