Form 10-Q
period 2019-03-31
AUTOMATIC DATA PROCESSING INC
filed 2019-05-03
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From          to

Commission File Number 1-5397
__________________________

AUTOMATIC DATA PROCESSING, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	22-1467904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One ADP Boulevard, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 973-974-5000
__________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value (voting)	ADP	NASDAQ Global Select Market

The number of shares outstanding of the registrant’s common stock as of April 30, 2019 was 435,228,237.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		*As Restated		*As Restated
REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,546.9	$2,495.2	$7,084.7	$6,764.5
Interest on funds held for clients	167.4	134.8	415.0	340.9
PEO revenues (A)	1,133.1	1,066.0	3,176.8	2,906.1
TOTAL REVENUES	3,847.4	3,696.0	10,676.5	10,011.5

EXPENSES:
Costs of revenues:
Operating expenses	1,874.5	1,845.2	5,370.4	5,185.0
Systems development and programming costs	160.1	163.9	474.2	481.5
Depreciation and amortization	77.2	70.2	221.5	202.1
TOTAL COSTS OF REVENUES	2,111.8	2,079.3	6,066.1	5,868.6

Selling, general, and administrative expenses	750.4	750.1	2,209.4	2,149.0
Interest expense	21.7	18.6	96.2	74.1
TOTAL EXPENSES	2,883.9	2,848.0	8,371.7	8,091.7

Other income, net	(21.0)	(27.2)	(67.5)	(107.9)

EARNINGS BEFORE INCOME TAXES	984.5	875.2	2,372.3	2,027.7

Provision for income taxes	230.8	214.2	554.9	283.7

NET EARNINGS	$753.7	$661.0	$1,817.4	$1,744.0

BASIC EARNINGS PER SHARE	$1.74	$1.50	$4.17	$3.95

DILUTED EARNINGS PER SHARE	$1.73	$1.49	$4.15	$3.93

Basic weighted average shares outstanding	434.1	441.0	435.5	441.5
Diluted weighted average shares outstanding	436.6	443.4	438.1	444.1

*See Note 2 for a summary of adjustments.

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $10,798.3 million and $10,176.2 million for the three months ended March 31, 2019 and 2018, respectively, and $32,178.8 million and $29,547.0 million for the nine months ended March 31, 2019 and 2018, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
		*As Restated		*As Restated
Net earnings	$753.7	$661.0	$1,817.4	$1,744.0

Other comprehensive income/loss:
Currency translation adjustments	(2.3)	26.8	(49.9)	81.8

Unrealized net gains/(losses) on available-for-sale securities	259.0	(240.4)	377.0	(400.6)
Tax effect	(58.0)	53.4	(84.8)	109.9
Reclassification of net (gain)/losses on available-for-sale securities to net earnings	(0.1)	0.2	1.4	1.3
Tax effect	—	0.1	(0.2)	(0.2)

Reclassification of pension liability adjustment to net earnings	6.1	2.3	32.5	6.9
Tax effect	(1.6)	(0.6)	(8.1)	(2.3)

Other comprehensive income/(loss), net of tax	203.1	(158.2)	267.9	(203.2)
Comprehensive income	$956.8	$502.8	$2,085.3	$1,540.8

*See Note 2 for a summary of adjustments.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
		2018
	2019	*As Restated

Assets
Current assets:
Cash and cash equivalents	$1,826.2	$2,170.0
Accounts receivable, net of allowance for doubtful accounts of $50.8 and $51.3, respectively	2,485.2	1,984.2
Other current assets	534.4	531.3
Total current assets before funds held for clients	4,845.8	4,685.5
Funds held for clients	36,078.2	27,137.8
Total current assets	40,924.0	31,823.3
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	25.6	25.5
Property, plant and equipment, net	765.8	793.7
Deferred contract costs	2,361.6	2,377.4
Other assets	740.3	699.3
Goodwill	2,316.1	2,243.5
Intangible assets, net	1,062.9	886.4
Total assets	$48,196.3	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$156.3	$135.4
Accrued expenses and other current liabilities	1,678.7	1,547.6
Accrued payroll and payroll-related expenses	607.4	667.7
Dividends payable	340.0	298.9
Short-term deferred revenues	228.3	225.7
Income taxes payable	99.7	43.9
Total current liabilities before client funds obligations	3,110.4	2,919.2
Client funds obligations	36,055.6	27,493.5
Total current liabilities	39,166.0	30,412.7
Long-term debt	2,002.3	2,002.4
Other liabilities	759.8	728.0
Deferred income taxes	615.8	522.0
Long-term deferred revenues	406.2	448.1
Total liabilities	42,950.1	34,113.2

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2019 and June 30, 2018; outstanding, 435.5 and 438.8 shares at March 31, 2019 and June 30, 2018, respectively	63.9	63.9
Capital in excess of par value	1,140.2	1,014.8
Retained earnings	17,368.6	16,546.6
Treasury stock - at cost: 203.2 and 199.9 shares at March 31, 2019 and June 30, 2018, respectively	(12,914.6)	(12,209.6)
Accumulated other comprehensive loss	(411.9)	(679.8)
Total stockholders’ equity	5,246.2	4,735.9
Total liabilities and stockholders’ equity	$48,196.3	$38,849.1

*See Note 2 for a summary of adjustments.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2019	2018
		*As Restated
Cash Flows from Operating Activities:
Net earnings	$1,817.4	$1,744.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	299.6	278.3
Amortization of deferred contract costs	655.2	623.5
Deferred income taxes	4.1	(145.5)
Stock-based compensation expense	122.2	119.4
Net pension expense	41.0	8.2
Net amortization of premiums and accretion of discounts on available-for-sale securities	38.9	55.6
Impairment of intangible assets	12.1	—
Other	21.2	22.0
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(526.7)	(239.3)
Increase in other assets	(748.9)	(696.1)
Increase / (decrease) in accounts payable	25.4	(31.1)
Increase in accrued expenses and other liabilities	194.5	71.0
Net cash flows provided by operating activities	1,956.0	1,810.0

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,725.8)	(3,692.7)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,090.6	2,702.5
Capital expenditures	(120.3)	(159.6)
Additions to intangibles	(329.9)	(195.8)
Acquisitions of businesses, net of cash acquired	(120.4)	(612.4)
Proceeds from the sale of property, plant, and equipment	7.9	—
Net cash flows used in investing activities	(1,197.9)	(1,958.0)

Cash Flows from Financing Activities:
Net increase in client funds obligations	8,612.0	6,700.2
Payments of debt	(1.6)	(6.8)
Repurchases of common stock	(760.6)	(596.2)
Net proceeds from stock purchase plan and stock-based compensation plans	50.5	46.1
Dividends paid	(949.6)	(785.1)
Other	(5.3)	—
Net cash flows provided by financing activities	6,945.4	5,358.2

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(34.1)	53.1

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	7,669.4	5,263.3

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	6,542.1	8,181.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$14,211.5	$13,444.9

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,826.2	$2,293.6
Restricted cash and restricted cash equivalents included in funds held for clients (A)	12,385.3	11,151.3
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$14,211.5	$13,444.9

Supplemental disclosures of cash flow information:
Cash paid for interest	$108.6	$86.5
Cash paid for income taxes, net of income tax refunds	$437.7	$423.0

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

Restatements

Effective July 1, 2018, certain prior period amounts have been restated to conform to the current period presentation in connection with the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (ASC 606)” and ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” Also, in the first quarter of the fiscal year ending June 30, 2019 (“fiscal 2019”), the Company's chief operating decision maker (“CODM”) began reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with changes to certain corporate allocations. Refer to Note 2 and Note 17 for additional information.

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” on a retrospective basis. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 resulted in enhanced revenue-related disclosures. The standard primarily impacted the manner in which it treats certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The provisions of the new standard require the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under previous U.S. GAAP. Under previous U.S. GAAP, the Company immediately expensed all selling expenses. The adoption of the provisions of the new standard did not materially impact the timing or amount of revenue the Company recognized and did not result in significant changes in its business processes or systems. Refer to Note 3 for further details. Refer to the table below for a summary of the restatements required, as a result of this change, on the Company's statements of consolidated earnings for the three and nine months ended March 31, 2018, consolidated balance sheets as of June 30, 2018, and consolidated cash flows for the nine months ended March 31, 2018.
Effective July 1, 2018, the Company adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” ASU 2017-07 requires reporting the service cost component in the same line item or items as other compensation costs arising during the period in the Statements of

Consolidated Earnings. The other components of net periodic pension cost are required to be presented in the Statements of Consolidated Earnings separately from the service cost component. The Company retrospectively adopted the new standard, and as a result reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other income, net. Refer to the table below for a summary of the reclassification required, as a result of this change, on the Company's consolidated results of operations for the three and nine months ended March 31, 2018. The adoption of the new accounting rules only impacted the classification of expenses on the Statements of Consolidated Earnings and did not impact the Company’s consolidated earnings, balance sheets, or cash flows.
Adoption of ASC 606 and ASU 2017-07 impacted the Company's prior period Statements of Consolidated Earnings, Consolidated Balance Sheets, and Consolidated Cash Flows as follows:

Statements of Consolidated Earnings

	Three Months Ended
	March 31, 2018
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As restated
Revenues, other than interest on funds held for clients and PEO revenues	$2,492.9	$2.3	$—	$2,495.2
Interest on funds held for clients	134.8	—	—	134.8
PEO revenues	1,065.3	0.7	—	1,066.0
TOTAL REVENUES	3,693.0	3.0	—	3,696.0
Operating expenses	1,844.7	(8.8)	9.3	1,845.2
Systems development and programming costs	162.5	—	1.4	163.9
Depreciation and amortization	70.2	—	—	70.2
Selling, general, and administrative expenses	755.1	(10.8)	5.8	750.1
Interest expense	18.6	—	—	18.6
Total Expenses	2,851.1	(19.6)	16.5	2,848.0
Other income, net	(10.7)	—	(16.5)	(27.2)
EARNINGS BEFORE INCOME TAXES	852.6	22.6	—	875.2
Provision for income taxes	209.5	4.7	—	214.2
NET EARNINGS	$643.1	$17.9	$—	$661.0

	Nine Months Ended
	March 31, 2018
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As restated
Revenues, other than interest on funds held for clients and PEO revenues	$6,762.7	$1.8	$—	$6,764.5
Interest on funds held for clients	340.9	—	—	340.9
PEO revenues	2,903.6	2.5	—	2,906.1
TOTAL REVENUES	10,007.2	4.3	—	10,011.5
Operating expenses	5,210.6	(53.6)	28.0	5,185.0
Systems development and programming costs	477.6	—	3.9	481.5
Depreciation and amortization	202.1	—	—	202.1
Selling, general, and administrative expenses	2,134.8	(3.3)	17.5	2,149.0
Interest expense	74.1	—	—	74.1
Total Expenses	8,099.2	(56.9)	49.4	8,091.7
Other income, net	(58.5)	—	(49.4)	(107.9)
EARNINGS BEFORE INCOME TAXES	1,966.5	61.2	—	2,027.7
Provision / (benefit) for income taxes	454.4	(170.7)	—	283.7
NET EARNINGS	$1,512.1	$231.9	$—	$1,744.0

Consolidated Balance Sheets

	June 30,		June 30,
	2018	Adjustments ASC 606	2018
	As reported		As restated
Assets
Current assets:
Other current assets	$758.0	$(226.7)	$531.3
Total current assets	32,050.0	(226.7)	31,823.3
Deferred contract costs	—	2,377.4	2,377.4
Other assets	1,089.6	(390.3)	699.3
Total assets	$37,088.7	$1,760.4	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term deferred revenues	226.5	(0.8)	225.7
Total current liabilities	30,413.6	(0.8)	30,412.7
Deferred income taxes	107.3	414.7	522.0
Long-term deferred revenues	377.8	70.2	448.1
Total liabilities	33,629.1	484.1	34,113.2

Stockholders' equity:
Retained earnings	15,271.3	1,275.3	16,546.6
Total stockholders’ equity	3,459.6	1,276.3	4,735.9
Total liabilities and stockholders’ equity	$37,088.7	$1,760.4	$38,849.1

Statements of Consolidated Cash Flows

	Nine Months Ended
	March 31,
	2018	Adjustments ASC 606	2018
	As reported		As restated
Cash Flows from Operating Activities:
Net earnings	$1,512.1	$231.9	$1,744.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Amortization of deferred contract costs	—	623.5	623.5
Deferred income taxes	18.0	(163.5)	(145.5)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in other assets	(38.6)	(657.5)	(696.1)
Increase in accrued expenses and other liabilities	105.4	(34.4)	71.0
Net cash flows provided by operating activities	$1,810.0	$—	$1,810.0
Effective October 1, 2018, the Company prospectively adopted ASU 2018-15, “Intangibles - Goodwill and Other-Internal-Use Software.” ASU 2018-15 clarifies and aligns the accounting and capitalization of implementation costs in cloud computing arrangements that are service arrangements with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40. The adoption of ASU 2018-15 did not have an impact on the Company’s consolidated results of operations, financial condition, or cash flows.

In March 2018, the Company adopted ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive income to retained earnings. The Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive income and into retained earnings of $42.3 million. The Company's policy for releasing disproportionate income tax effects from AOCI utilizes the aggregate approach. Refer to Note 16 for additional detail regarding the components of the reclassification. The adoption of ASU 2018-02 did not have an impact on the Company's consolidated results of operations or cash flows.

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
ASU 2016-02 Leases (Topic 842)
This update amends the existing accounting standards for lease accounting and requires lessees to recognize most lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. In July 2018, the FASB issued Accounting Standards Update 2018-10-Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11-Leases (Topic 842)-Targeted Improvements, which (i) narrows amendments to clarify how to apply certain aspects of the new lease standard, (ii) provides entities with an additional transition method to adopt the new standard, and (iii) provides lessors with a practical expedient for separating components of a contract. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to be more general and/or to correct unintended application of guidance.
July 1, 2019 (“Fiscal 2020”)
The Company has been assessing the impacts of the new standard. The Company anticipates using the optional transition method with a cumulative adjustment to retained earnings. The Company has reached a decision as to the systems it will use to manage the accounting for leases, determined the contracts that are considered leases under the new guidance and is currently in the process of implementing the systems and establishing the appropriate controls and procedures. The Company will utilize the transition package of practical expedients permitted within the new guidance which, among other things, will allow the Company to carry forward the historical lease classification.

Upon adoption, the Company anticipates a material impact to its Consolidated Balance Sheets but expects no impact to the Statements of Consolidated Earnings or Statements of Consolidated Cash Flows. The most significant impact will be the recognition of the right-of-use (“ROU”) assets and lease liabilities for operating leases. We estimate the adoption of the guidance will result in the recognition and presentation of total operating lease ROU assets to be approximately $600 million to $700 million and total operating lease liabilities to be approximately $500 million to $600 million, upon the adoption date.

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

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO benefits pass-throughs and client fund interest, and includes a reconciliation to the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Types of Revenues	2019	2018	2019	2018
HCM	$1,771.4	$1,759.4	$4,886.1	$4,696.4
HRO, excluding PEO benefits pass-throughs	678.7	661.7	1,855.4	1,713.6
PEO benefits pass-throughs	684.5	626.4	2,011.1	1,828.7
Global	545.4	513.7	1,508.9	1,431.9
Interest on funds held for clients	167.4	134.8	415.0	340.9
Total Revenues	$3,847.4	$3,696.0	$10,676.5	$10,011.5

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,774.7	$—	$(3.3)	$1,771.4
HRO, excluding PEO benefits pass-throughs	233.2	448.6	(3.1)	678.7
PEO benefits pass-throughs	—	684.5	—	684.5
Global	545.4	—	—	545.4
Interest on funds held for clients	165.8	1.6	—	167.4
Total Segment Revenues	$2,719.1	$1,134.7	$(6.4)	$3,847.4

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,756.3	$—	$3.1	$1,759.4
HRO, excluding PEO benefits pass-throughs	225.1	439.5	(2.9)	661.7
PEO benefits pass-throughs	—	626.4	—	626.4
Global	513.7	—	—	513.7
Interest on funds held for clients	133.4	1.4	—	134.8
Total Segment Revenues	$2,628.5	$1,067.3	$0.2	$3,696.0

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$4,891.1	$—	$(5.0)	$4,886.1
HRO, excluding PEO benefits pass-throughs	696.6	1,165.7	(6.9)	1,855.4
PEO benefits pass-throughs	—	2,011.1	—	2,011.1
Global	1,508.9	—	—	1,508.9
Interest on funds held for clients	411.1	3.9	—	415.0
Total Segment Revenues	$7,507.7	$3,180.7	$(11.9)	$10,676.5

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$4,694.1	$—	$2.3	$4,696.4
HRO, excluding PEO benefits pass-throughs	642.2	1,077.4	(6.0)	1,713.6
PEO benefits pass-throughs	—	1,828.7	—	1,828.7
Global	1,431.9	—	—	1,431.9
Interest on funds held for clients	337.5	3.4	—	340.9
Total Segment Revenues	$7,105.7	$2,909.5	$(3.7)	$10,011.5

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

Changes in deferred revenue related to set up fees for the nine months ended March 31, 2019 were as follows:

Contract Liability
Contract liability, July 1, 2018	$607.5
Recognition of revenue included in beginning of year contract liability	(136.7)
Contract liability, net of revenue recognized on contracts during the period	119.3
Currency adjustments	(10.9)
Contract liability, March 31, 2019	$579.2

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

Costs to fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the expected client relationship period if the Company expects to recover those costs. The expected client relationship period ranges from three to eight years. These costs are included in operating expenses.

The Company has estimated the amortization periods for the deferred costs by using its historical retention by business unit to estimate the pattern during which the service transfers.

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

The balance is as follows:

March 31,
2019
Deferred costs to obtain a contract	$919.8
Deferred costs to fulfill a contract	1,441.8
Total deferred contract costs (1)	$2,361.6

(1) The amount of total deferred costs amortized during the three and nine months ended March 31, 2019 and March 31, 2018, were $220.6 million and $655.2 million, and $211.2 million and $623.5 million, respectively.

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

Note 5. Service Alignment Initiative

On July 28, 2016, the Company announced a Service Alignment Initiative that simplified the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In fiscal 2016, the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in fiscal 2017, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges during the first quarter of fiscal 2017. The charges primarily relate to employee separation benefits recognized under ASC 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company does not expect to recognize any additional significant pre-tax restructuring charges related to the Service Alignment Initiative.

The table below summarizes the composition of the Company's Service Alignment Initiative (reversals)/charges:

	Three Months Ended		Nine Months Ended		Cumulative amount from inception through
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019
Employee separation benefits (a)	$(8.2)	$11.8	$(16.7)	$8.9	$82.8
Other initiative costs (b)	0.5	1.3	2.2	4.2	13.2
Gain on sale of assets (c)	—	—	(4.1)	—	(4.1)
Total (d)	$(7.7)	$13.1	$(18.6)	$13.1	$91.9

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
(c) - During the nine months ended March 31, 2019, the Company sold assets in relation to the Service Alignment Initiative, and as a result recorded a gain of $4.1 million in Other income, net, on the Statement of Consolidated Earnings. Refer to Note 7.
(d) - All charges are included within the Other segment.

Activity for the Service Alignment Initiative liability for the nine months ended March 31, 2019 and March 31, 2018, respectively, was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2018	$54.0	$0.5	$54.5
Charged to expense	4.1	2.2	6.3
Reversals	(20.8)	—	(20.8)
Cash payments	(18.0)	(2.3)	(20.3)
Balance at March 31, 2019	$19.3	$0.4	$19.7

Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	21.8	4.2	26.0
Reversals	(12.9)	—	(12.9)
Cash payments	(25.9)	(3.4)	(29.3)
Non-cash utilization	—	(0.7)	(0.7)
Balance at March 31, 2018	$56.9	$0.6	$57.5

Note 6.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2019
Net earnings	$753.7			$753.7
Weighted average shares (in millions)	434.1	1.2	1.3	436.6
EPS	$1.74			$1.73
Three Months Ended March 31, 2018
Net earnings	$661.0			$661.0
Weighted average shares (in millions)	441.0	1.0	1.4	443.4
EPS	$1.50			$1.49

Nine Months Ended March 31, 2019
Net earnings	$1,817.4			$1,817.4
Weighted average shares (in millions)	435.5	1.3	1.3	438.1
EPS	$4.17			$4.15
Nine Months Ended March 31, 2018
Net earnings	$1,744.0			$1,744.0
Weighted average shares (in millions)	441.5	1.1	1.5	444.1
EPS	$3.95			$3.93

Options to purchase 0.8 million and 1.1 million shares of common stock for the three months ended March 31, 2019 and 2018, respectively, and 0.6 million and 0.9 million shares of common stock for the nine months ended March 31, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7. Other Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Interest income on corporate funds	$(15.0)	$(11.0)	$(71.6)	$(59.4)
Realized gains on available-for-sale securities	(0.6)	(1.3)	(1.2)	(1.9)
Realized losses on available-for-sale securities	0.5	1.6	2.6	3.2
Impairment of intangible assets	—	—	12.1	—
Gain on sale of assets	—	—	(4.1)	(0.4)
Non-service components of pension expense, net (see Note 2)	(5.9)	(16.5)	(5.3)	(49.4)
Other income, net	$(21.0)	$(27.2)	$(67.5)	$(107.9)

The charges within non-service components of pension expense, net include $7.8 million and $35.9 million of non-cash settlement charges and of special termination benefits related to the Voluntary Early Retirement Program (“VERP”), for the three and nine months ended March 31, 2019, respectively, partially offset by $13.7 million and $41.2 million related to other components of net periodic pension cost for the three and nine months ended March 31, 2019, respectively. Refer to Note 2 and Note 12 for further information.

During the three months ended September 30, 2018, the Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

During the three months ended December 31, 2018, the Company sold assets in relation to the Service Alignment Initiative and, as a result, recorded a gain of $4.1 million in Other income, net, on the Statement of Consolidated Earnings.

Note 8. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2019 and June 30, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$14,211.5	$—	$—	$14,211.5
Available-for-sale securities:
Corporate bonds	10,116.6	86.3	(39.8)	10,163.1
Asset-backed securities	4,572.8	13.1	(22.7)	4,563.2
U.S. Treasury securities	2,932.2	8.1	(33.4)	2,906.9
U.S. government agency securities	2,671.4	8.2	(18.4)	2,661.2
Canadian government obligations and Canadian government agency obligations	1,117.3	4.6	(8.0)	1,113.9
Canadian provincial bonds	777.0	8.2	(1.5)	783.7
Municipal bonds	600.7	11.4	(0.3)	611.8
Other securities	892.7	9.7	(2.8)	899.6

Total available-for-sale securities	23,680.7	149.6	(126.9)	23,703.4

Total corporate investments and funds held for clients	$37,892.2	$149.6	$(126.9)	$37,914.9

(A) Included within available-for-sale securities are corporate investments with fair values of $10.5 million and funds held for clients with fair values of $23,692.9 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (B)
Type of issue:
Money market securities, cash and other cash equivalents	$6,542.1	$—	$—	$6,542.1
Available-for-sale securities:
Corporate bonds	9,819.4	20.3	(160.9)	9,678.8
Asset-backed securities	4,555.5	0.3	(64.1)	4,491.7
U.S. Treasury securities	2,678.9	0.4	(76.9)	2,602.4
US government agency securities	2,787.0	4.0	(47.7)	2,743.3
Canadian government obligations and Canadian government agency obligations	1,109.0	0.4	(20.6)	1,088.8
Canadian provincial bonds	724.5	5.1	(7.4)	722.2
Municipal bonds	584.6	3.2	(4.3)	583.5
Other securities	873.0	3.0	(10.5)	865.5

Total available-for-sale securities	23,131.9	36.7	(392.4)	22,776.2

Total corporate investments and funds held for clients	$29,674.0	$36.7	$(392.4)	$29,318.3

(B) Included within available-for-sale securities are corporate investments with fair values of $10.5 million and funds held for clients with fair values of $22,765.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2018. The Company did not transfer any assets between Levels during the nine months ended March 31, 2019 or fiscal 2018. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at March 31, 2019.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2019, are as follows:

	March 31, 2019
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(0.7)	$117.3	$(39.1)	$5,048.6	$(39.8)	$5,165.9
Asset-backed securities	(0.1)	25.0	(22.6)	3,430.9	(22.7)	3,455.9
U.S. Treasury securities	—	—	(33.4)	2,340.9	(33.4)	2,340.9
U.S. government agency securities	—	—	(18.4)	2,153.4	(18.4)	2,153.4
Canadian government obligations and Canadian government agency obligations	(7.9)	667.1	(0.1)	51.0	(8.0)	718.1
Canadian provincial bonds	(0.4)	80.4	(1.1)	220.2	(1.5)	300.6
Municipal bonds	—	4.7	(0.3)	46.1	(0.3)	50.8
Other securities	—	12.1	(2.8)	354.5	(2.8)	366.6
	$(9.1)	$906.6	$(117.8)	$13,645.6	$(126.9)	$14,552.2

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2018, are as follows:

	June 30, 2018
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(118.2)	$7,132.9	$(42.7)	$994.2	$(160.9)	$8,127.1
Asset-backed securities	(47.4)	3,515.9	(16.7)	867.7	(64.1)	4,383.6
U.S. Treasury securities	(46.9)	1,676.8	(30.0)	864.0	(76.9)	2,540.8
U.S. government agency securities	(31.2)	2,013.8	(16.5)	431.1	(47.7)	2,444.9
Canadian government obligations and Canadian government agency obligations	(20.6)	1,020.3	—	—	(20.6)	1,020.3
Canadian provincial bonds	(6.3)	387.7	(1.1)	50.4	(7.4)	438.1
Municipal bonds	(3.6)	285.8	(0.7)	16.0	(4.3)	301.8
Other securities	(9.2)	573.3	(1.3)	33.4	(10.5)	606.7
	$(283.4)	$16,606.5	$(109.0)	$3,256.8	$(392.4)	$19,863.3

At March 31, 2019, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2019 through November 2028.

At March 31, 2019, asset-backed securities include AAA rated senior tranches of securities with predominantly prime collateral of fixed-rate credit card, auto loan, equipment lease, and rate reduction receivables with fair values of $1,957.9 million, $1,940.0 million, $489.5 million, and $175.8 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables.  All collateral on such asset-backed securities has performed as expected through March 31, 2019.

At March 31, 2019, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $1,798.0 million and $656.1 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from May 2019 through January 2029.

At March 31, 2019, other securities and their fair value primarily include U.S. government agency commercial mortgage-backed securities of $398.5 million issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, Aa2 rated United Kingdom Gilt securities of $198.9 million, AAA and AA rated supranational bonds of $117.9 million, and AAA and AA rated sovereign bonds of $77.8 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2019	2018
Corporate investments:
Cash and cash equivalents	$1,826.2	$2,170.0
Short-term marketable securities (a)	7.3	3.3
Long-term marketable securities (b)	3.2	7.2
Total corporate investments	$1,836.7	$2,180.5

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2019	2018
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$12,385.3	$4,372.1
Restricted short-term marketable securities held to satisfy client funds obligations	4,556.2	2,521.4
Restricted long-term marketable securities held to satisfy client funds obligations	19,136.7	20,244.3
Total funds held for clients	$36,078.2	$27,137.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients.  The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $36,055.6 million and $27,493.5 million at March 31, 2019 and June 30, 2018, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2019 and June 30, 2018, $32,528.8 million and $24,242.9 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

Approximately 80% of the available-for-sale securities held a AAA or AA rating at March 31, 2019, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial mortgage backed securities.  All available-for-sale securities were rated as investment grade at March 31, 2019.

Expected maturities of available-for-sale securities at March 31, 2019 are as follows:

One year or less	$4,563.5
One year to two years	5,733.7
Two years to three years	4,493.0
Three years to four years	4,327.5
After four years	4,585.7
Total available-for-sale securities	$23,703.4

Note 9. Goodwill and Intangibles Assets, net

Changes in goodwill for the nine months ended March 31, 2019 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2018	$2,238.7	$4.8	$2,243.5
Additions and other adjustments	89.1	—	89.1
Currency translation adjustments	(16.5)	—	(16.5)
Balance at March 31, 2019	$2,311.3	$4.8	$2,316.1

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2019	2018
Intangible assets:
Software and software licenses	$2,459.6	$2,292.9
Customer contracts and lists	855.5	708.6
Other intangibles	237.9	236.5
	3,553.0	3,238.0
Less accumulated amortization:
Software and software licenses	(1,722.4)	(1,606.6)
Customer contracts and lists	(551.5)	(533.4)
Other intangibles	(216.2)	(211.6)
	(2,490.1)	(2,351.6)
Intangible assets, net	$1,062.9	$886.4

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (5 years for software and software licenses, 6 years for customer contracts and lists, and 5 years for other intangibles).  Amortization of intangible assets was $57.1 million and $52.0 million for the three months ended March 31, 2019 and 2018, respectively, and $166.0 million and $150.4 million for the nine months ended March 31, 2019 and 2018, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2019	$70.8
Twelve months ending June 30, 2020	$255.7
Twelve months ending June 30, 2021	$206.5
Twelve months ending June 30, 2022	$161.1
Twelve months ending June 30, 2023	$131.3
Twelve months ending June 30, 2024	$94.6

Note 10. Short-term Financing

The Company has a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option.  The Company also has a $2.25 billion five year credit facility that matures in June 2022 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments.  The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing.  The Company is also required to pay facility fees on the credit agreements.  The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  The Company had no borrowings through March 31, 2019 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.8 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s.  These ratings denote the highest quality commercial paper securities.  Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2019 and June 30, 2018, the Company had no commercial paper borrowing outstanding. For the three months ended March 31, 2019 and 2018, the Company had average daily borrowings of $1.1 billion and $1.0 billion, respectively, at weighted average interest rates of 2.4% and 1.5%, respectively. For the nine months ended March 31, 2019 and 2018, the Company had average daily borrowings of $2.9 billion and $2.8 billion, respectively, at weighted average interest rates of 2.2% and 1.2%, respectively. The weighted average maturity of the Company’s commercial paper during the three and nine months ended March 31, 2019 was approximately one day and two days, respectively.

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities.  These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2019 and June 30, 2018, there were no outstanding obligations related to reverse repurchase agreements. For the three months ended March 31, 2019 and 2018, the Company had average outstanding balances under reverse repurchase agreements of $93.1 million and $99.0 million, respectively, at weighted average interest rates of 1.8% and 1.2%, respectively. For the nine months ended March 31, 2019 and 2018, the Company had average outstanding balances under reverse repurchase agreements of $306.1 million and $389.5 million, respectively, at weighted average interest rates of 1.8% and 1.1%, respectively.

Note 11. Long-term Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2019 and June 30, 2018, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2019	June 30, 2018
Fixed-rate 2.25% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		11.5	13.0
		2,011.5	2,013.0
Less: current portion		(2.5)	(2.5)
Less: unamortized discount and debt issuance costs		(6.7)	(8.1)
Total long-term debt		$2,002.3	$2,002.4
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2019, the fair value of the Notes, based on Level 2 inputs, was $2,028.5 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2018.

Note 12. Employee Benefit Plans

A.  Stock-based Compensation Plans

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  The Company repurchased 1.6 million and 1.7 million shares in the three months ended March 31, 2019 and 2018, respectively, and repurchased 5.4 million and 5.3 million shares in the nine months ended March 31, 2019 and 2018, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and nine months ended March 31, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating expenses	$4.1	$4.8	$12.9	$15.4
Selling, general and administrative expenses	36.1	31.8	94.6	87.9
System development and programming costs	5.0	5.1	14.7	16.1
Total stock-based compensation expense	$45.2	$41.7	$122.2	$119.4

Beginning September 1, 2018, time-based restricted stock and time-based restricted stock units granted generally vest ratably over 3 years. Performance-based restricted stock and performance-based restricted stock units granted generally vest over a one to three-year performance period and a subsequent service period of up to 38 months. The methods and assumptions used in the determination of the fair value of stock-based awards are generally consistent with those described in the Company's Form 10-K for fiscal 2018 other than the change noted above. See the Company's Form 10-K for fiscal 2018 for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost – benefits earned during the period	$14.9	$18.7	$44.9	$55.9
Interest cost on projected benefits	19.7	16.4	59.0	49.0
Expected return on plan assets	(32.9)	(34.4)	(98.9)	(103.0)
Net amortization and deferral	—	2.1	0.1	6.3
Settlement charges and special termination benefits	7.8	—	35.9	—
Net pension expense	$9.5	$2.8	$41.0	$8.2

In fiscal 2018, the Company offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. The early retirement offer was made to about 3,500 eligible associates, or approximately 6 percent of the Company’s workforce, with approximately 2,200 ADP associates opting to participate. The Company also extended to all employees participating in VERP the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. The Company recorded $2.2 million and $23.6 million of expenses within selling, general, and administrative expenses related to the continuing health coverage for VERP participants who exited the Company during the three and nine months ended March 31, 2019, respectively. The Company does not expect to record material charges for the remainder of fiscal 2019.

In addition, for the three and nine months ended March 31, 2019, the Company recorded $7.8 million and $35.9 million of non-cash settlement charges and of special termination benefits, respectively. The Company does not expect to record material charges for the remainder of fiscal 2019, within Other income, net, on the Statements of Consolidated Earnings.

Note 13. Income Taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 was 23.4% and 24.5%, respectively. The decrease in the effective tax rate is primarily due to the reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1% as a result of the Act, partially offset by the loss of qualified production activities tax deductions as a result of the Act in the three months ended March 31, 2019, the release of reserves for uncertain tax positions and the benefit of a tax accounting method change filed with the Internal Revenue Service in the three months ended March 31, 2018.
The effective tax rate for the nine months ended March 31, 2019 and 2018 was 23.4% and 14.0%, respectively. The increase in the effective tax rate is primarily due to the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Act, the release of reserves for uncertain tax positions during the nine months ended March 31, 2018 and the loss of qualified production activities tax deductions as a result of the Act during the nine months ended March 31, 2019. This is partially offset by reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1% as a result of the Act.
The Act reduced the U.S. federal corporate income tax rate from 35% to 21%. In accordance with ASC 740, companies re-measured deferred tax balances using the new enacted tax rates. The Act required the Company to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and creates new taxes on the Company's foreign sourced earnings.
At December 31, 2018, the Company has completed its accounting for all of the income tax effects of the Act. The adjustments were as follows:
The Act’s foreign tax credit provisions may limit the Company’s ability to utilize existing foreign tax credits in future periods, accordingly, we have estimated that approximately $19.2 million could expire unutilized. During fiscal 2018, the Company recorded $28.3 million related to foreign withholding taxes on future distributions of earnings and profits (“E&P”) that may not be utilizable as foreign tax credits.
During fiscal 2018, the Company recorded a benefit of $253.3 million (restated for ASC 606) to account for the effects of the rate change on deferred tax balances.

The one-time transition tax is based on the total post-1986 E&P that was previously deferred from U.S. income taxes. During fiscal 2018, the Company recorded an amount for the one-time transition tax liability of $22.9 million for the Company's foreign subsidiaries.

Since June 30, 2018, the Company made no significant adjustments to the amounts recorded during the measurement period.
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

Note 15. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	March 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2018	$63.9	$1,076.1	$16,959.1	$(12,720.2)	$(615.0)	$4,763.9
Net earnings	—	—	753.7	—	—	753.7
Other comprehensive income	—	—	—	—	203.1	203.1
Stock-based compensation expense	—	35.8	—	—	—	35.8
Issuances relating to stock compensation plans	—	28.3	—	33.6	—	61.9
Treasury stock acquired (1.6 shares)	—	—	—	(228.0)	—	(228.0)
Dividends declared ($0.79 per share)	—	—	(344.2)	—	—	(344.2)
Balance at March 31, 2019	$63.9	$1,140.2	$17,368.6	$(12,914.6)	$(411.9)	$5,246.2

	Three Months Ended
	March 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2017	$63.9	$903.5	$16,285.0	$(11,663.7)	$(428.2)	$5,160.5
Net earnings	—	—	661.0	—	—	661.0
Other comprehensive income	—	—	—	—	(158.2)	(158.2)
Stock-based compensation expense	—	35.5	—	—	—	35.5
Issuances relating to stock compensation plans	—	25.1	—	39.9	—	65.0
Treasury stock acquired (1.7 shares)	—	—	—	(202.3)	—	(202.3)
Dividends declared ($0.63 per share)	—	—	(279.2)	—	—	(279.2)
Other (A)	—	—	42.3	—	(42.3)	—
Balance at March 31, 2018	$63.9	$964.1	$16,709.1	$(11,826.1)	$(628.7)	$5,282.3

	Nine Months Ended
	March 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2018	$63.9	$1,014.8	$16,546.6	$(12,209.6)	$(679.8)	$4,735.9
Net earnings	—	—	1,817.4	—	—	1,817.4
Other comprehensive income	—	—	—	—	267.9	267.9
Stock-based compensation expense	—	105.4	—	—	—	105.4
Issuances relating to stock compensation plans	—	20.0	—	117.1	—	137.1
Treasury stock acquired (5.4 shares)	—	—	—	(822.1)	—	(822.1)
Dividends declared ($2.27 per share)	—	—	(995.4)	—	—	(995.4)
Balance at March 31, 2019	$63.9	$1,140.2	$17,368.6	$(12,914.6)	$(411.9)	$5,246.2

	Nine Months Ended
	March 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2017	$63.9	$867.8	$15,739.3	$(11,303.7)	$(383.2)	$4,984.1
Net earnings	—	—	1,744.0	—	—	1,744.0
Other comprehensive income	—	—	—	—	(203.2)	(203.2)
Stock-based compensation expense	—	101.7	—	—	—	101.7
Issuances relating to stock compensation plans	—	(5.4)	—	132.4	—	127.0
Treasury stock acquired (5.3 shares)	—	—	—	(654.8)	—	(654.8)
Dividends declared ($1.83 per share)	—	—	(816.5)	—	—	(816.5)
Other (A)	—	—	42.3	—	(42.3)	—
Balance at March 31, 2018	$63.9	$964.1	$16,709.1	$(11,826.1)	$(628.7)	$5,282.3

(A) During the quarter ended March 31, 2018, the Company adopted ASU 2018-02 and reclassified stranded tax effects attributable to the Act from AOCI to retained earnings. The March 31, 2018 Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive income into retained earnings (see Note 2).

Note 16. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(274.6)	$(181.5)		$(158.9)		$(615.0)
Other comprehensive income/(loss) before reclassification adjustments	(2.3)	259.0		—		256.7
Tax effect	—	(58.0)		—		(58.0)
Reclassification adjustments to net earnings	—	(0.1)	(A)	6.1	(B)	6.0
Tax effect	—	—		(1.6)		(1.6)
Balance at March 31, 2019	$(276.9)	$19.4		$(154.4)		$(411.9)

	Three Months Ended
	March 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(179.8)	$(34.6)		$(213.8)		$(428.2)
Other comprehensive income/(loss) before reclassification adjustments	26.8	(240.4)		—		(213.6)
Tax effect	—	53.4		—		53.4
Reclassification adjustments to net earnings	—	0.2	(A)	2.3	(B)	2.5
Tax effect	—	0.1		(0.6)		(0.5)
Reclassification to retained earnings (C)	—	(7.1)		(35.2)		(42.3)
Balance at March 31, 2018	$(153.0)	$(228.4)		$(247.3)		$(628.7)

	Nine Months Ended
	March 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(227.0)	$(274.0)		$(178.8)		$(679.8)
Other comprehensive income/(loss) before reclassification adjustments	(49.9)	377.0		—		327.1
Tax effect	—	(84.8)		—		(84.8)
Reclassification adjustments to net earnings	—	1.4	(A)	32.5	(B)	33.9
Tax effect	—	(0.2)		(8.1)		(8.3)
Balance at March 31, 2019	$(276.9)	$19.4		$(154.4)		$(411.9)

	Nine Months Ended
	March 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2017	$(234.8)	$68.3		$(216.7)		$(383.2)
Other comprehensive income/(loss) before reclassification adjustments	81.8	(400.6)		—		(318.8)
Tax effect	—	109.9		—		109.9
Reclassification adjustments to net earnings	—	1.3	(A)	6.9	(B)	8.2
Tax effect	—	(0.2)		(2.3)		(2.5)
Reclassification to retained earnings (C)	—	(7.1)		(35.2)		(42.3)
Balance at March 31, 2018	$(153.0)	$(228.4)		$(247.3)		$(628.7)

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Employer Services	$2,719.1	$2,628.5	$7,507.7	$7,105.7
PEO Services	1,134.7	1,067.3	3,180.7	2,909.5
Other	(6.4)	0.2	(11.9)	(3.7)
	$3,847.4	$3,696.0	$10,676.5	$10,011.5

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Employer Services	$962.1	$870.1	$2,333.0	$1,988.4
PEO Services	155.7	147.1	458.6	403.6
Other	(133.3)	(142.0)	(419.3)	(364.3)
	$984.5	$875.2	$2,372.3	$2,027.7

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

RESULTS OF OPERATIONS

Executive Overview

We are the leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions - including payroll, talent management, Human Resources and benefits administration, and time and attendance management - to employers around the world. As the leader in this industry, we deliver on our global HCM strategy and make investments in highly strategic areas and technology in order to strengthen our underlying business model and prospects for continued growth.

Highlights from the nine months ended March 31, 2019 include:

•	Employer Services New Business Bookings increased 6%

•	Average number of Worksite Employees increased 9% to 542,000

•	Revenues grew 7%

•	EBIT Margin improved 200 basis points to 22.2% and Adjusted EBIT Margin improved 200 basis points to 23.3%

•	Diluted earnings per share ("EPS") increased from $3.93 to $4.15; adjusted diluted earnings per share increased from $3.53 to $4.31

•	Our shareholder friendly actions continued as we returned approximately $950 million via dividends and approximately $760 million via share repurchases

Recently, we introduced our new brand platform which represents an evolution in our journey to enhance the employee experience through innovation and insights designed with the worker as a central theme. At ADP, we are Always Designing for People and we continue to innovate by anticipating our clients' evolving needs as the world of work changes. We are reshaping the HCM industry with cutting-edge products such as our Next Gen platforms, which are complemented by our strategic acquisitions such as Global Cash Card, WorkMarket and Celergo. With these investments, we are enhancing our position as the leading global HCM provider that can help businesses address the entire worker spectrum from full-time to freelancer through hire to retire. As the HCM market continues to evolve rapidly, we remain focused on rethinking a better, more personalized world at work and helping our clients and their employees achieve their full potential.

Our Employer Services New Business Bookings increased 6% and the PEO Services' average number of Worksite Employees increased 9% to 542,000 in the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. We continue to grow our business for the long-term and now expect Employer Services New Business Bookings growth of 8% to 9% for fiscal 2019. Given the solid performance of our PEO Services this year, we continue to expect growth of 8% to 9% in the average number of Worksite Employees for fiscal 2019.

Our Voluntary Early Retirement Program (“VERP”), Service Alignment Initiative, client migrations, and other transformation initiatives are yielding improvements in our client satisfaction scores and productivity, keeping us firmly on a path of delivering balanced revenue, profit growth and margin expansion. We continue to focus on improving the client experience and are on track to achieve our goal of improved retention during fiscal 2019.

We have a strong business model and operate in a growing global HCM market. We continue to maintain a high percentage of recurring revenues, healthy and improving margins, and generate consistent strong cash flows. Our financial condition and balance sheet remain solid at March 31, 2019. Through our investments in technology, service, and distribution, we are positioned to maintain our positive momentum for the remainder of the fiscal year.

Analysis of Consolidated Operations

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2019	2018	As Reported	Constant Currency Basis (Note 1)	2019	2018	As Reported	Constant Currency Basis (Note 1)
		*As Restated				*As Restated
Total revenues	$3,847.4	$3,696.0	4%	5%	$10,676.5	$10,011.5	7%	7%

Costs of revenues:
Operating expenses	1,874.5	1,845.2	2%	3%	5,370.4	5,185.0	4%	4%
Systems development and programming costs	160.1	163.9	(2)%	—%	474.2	481.5	(2)%	1%
Depreciation and amortization	77.2	70.2	10%	11%	221.5	202.1	10%	10%
Total costs of revenues	2,111.8	2,079.3	2%	3%	6,066.1	5,868.6	3%	4%

Selling, general and administrative expenses	750.4	750.1	—%	1%	2,209.4	2,149.0	3%	3%
Interest expense	21.7	18.6	n/m	n/m	96.2	74.1	n/m	n/m
Total expenses	2,883.9	2,848.0	1%	2%	8,371.7	8,091.7	3%	4%

Other income, net	(21.0)	(27.2)	n/m	n/m	(67.5)	(107.9)	n/m	n/m

Earnings before income taxes	$984.5	$875.2	12%	13%	$2,372.3	$2,027.7	17%	17%
Margin	25.6%	23.7%			22.2%	20.3%

Provision for income taxes	$230.8	$214.2	8%	8%	$554.9	$283.7	96%	96%
Effective tax rate	23.4%	24.5%			23.4%	14.0%

Net earnings	$753.7	$661.0	14%	14%	$1,817.4	$1,744.0	4%	4%

Diluted earnings per share	$1.73	$1.49	16%	16%	$4.15	$3.93	6%	6%
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

	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2019	2018	As Reported	Constant Currency Basis (g)	2019	2018	As Reported	Constant Currency Basis (g)
		*As Restated				*As Restated
Net earnings	$753.7	$661.0	14%	14%	$1,817.4	$1,744.0	4%	4%
Adjustments:
Provision for income taxes	230.8	214.2			554.9	283.7
All other interest expense (a)	14.8	14.8			44.8	44.8
All other interest income (a)	(8.7)	(6.1)			(22.9)	(16.7)
Transformation initiatives (b)	22.8	39.7			92.3	39.7
Proxy contest matters (c)	—	—			—	33.2
Adjusted EBIT	$1,013.4	$923.6	10%	10%	$2,486.5	$2,128.7	17%	17%
Adjusted EBIT Margin	26.3%	25.0%			23.3%	21.3%

Provision for income taxes	$230.8	$214.2	8%	8%	$554.9	$283.7	96%	96%
Adjustments:
Income tax benefit for transformation initiatives (d)	5.6	9.7			22.8	9.6
Income tax benefit for proxy contest matters (d)	—	—			—	10.4
Tax Cuts and Jobs Act (e)	—	(4.5)			0.5	228.1
Adjusted provision for income taxes	$236.4	$219.4	8%	8%	$578.2	$531.8	9%	9%
Adjusted effective tax rate (f)	23.5%	24.0%			23.5%	25.3%

Net earnings	$753.7	$661.0	14%	14%	$1,817.4	$1,744.0	4%	4%
Adjustments:
Transformation initiatives (b)	22.8	39.7			92.3	39.7
Income tax benefit for transformation initiatives (d)	(5.6)	(9.7)			(22.8)	(9.6)
Proxy contest matters (c)	—	—			—	33.2
Income tax benefit for proxy contest matters (d)	—	—			—	(10.4)
Tax Cuts and Jobs Act (e)	—	4.5			(0.5)	(228.1)
Adjusted net earnings	$770.9	$695.5	11%	11%	$1,886.4	$1,568.8	20%	20%

Diluted EPS	$1.73	$1.49	16%	16%	$4.15	$3.93	6%	6%
Adjustments:
Transformation initiatives (b) (d)	0.04	0.07			0.16	0.07
Proxy contest matters (c) (d)	—	—			—	0.05
Tax Cuts and Jobs Act (e)	—	0.01			—	(0.51)
Adjusted diluted EPS	$1.77	$1.57	13%	13%	$4.31	$3.53	22%	22%

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

(b) The charges within transformation initiatives are comprised of charges for our VERP, Service Alignment Initiative and other transformation initiatives. Charges related to our VERP in the three and nine months ended March 31, 2019 include $7.8 million and $35.9 million for non-cash pension settlement charge and special termination benefits, and $2.2 million and $23.6 million of expenses related to the continuing health coverage, respectively. We also recorded charges of $20.5 million and

$51.4 million related to our other transformation initiatives during the three and nine months ended March 31, 2019, respectively. These charges were partially offset by net reversals of charges and gain on sale of assets related to our Service Alignment Initiative of $7.7 million and $18.6 million for the three and nine months ended March 31, 2019, respectively. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative. Refer to Note 5 and Note 12 of the Consolidated Financial Statements for a description of the Service Alignment Initiative and charges associated with VERP, respectively.

(c) Represents non-operational costs relating to proxy contest matters.

(d) The tax benefit on the transformation initiatives and non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(e) The net benefit for the nine months ended March 31, 2018 is comprised of the re-measurement of deferred tax balances resulting in a one-time benefit, primarily as a result of ASC 606, using the lower tax rates enacted under the Tax Cuts and Jobs Act (“Act”), adjustments to the one-time transition tax on the earnings and profits of our foreign subsidiaries, foreign withholding taxes, and a valuation allowance against our foreign tax credits which may not be realized under the Act. Refer to Note 13 of our Consolidated Financial statements for additional detail.

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

Total Revenues

Our revenues, as reported, increased 4% and 7% for the three and nine months ended March 31, 2019, respectively. For the three months ended March 31, 2019, our revenue growth includes one percentage point of pressure from foreign currency partially offset by benefits from acquisitions. For the nine months ended March 31, 2019, our revenue growth includes one percentage point of pressure from foreign currency offset by benefits from acquisitions. Revenues for the three and nine months ended March 31, 2019 increased primarily due to new business started from New Business Bookings and continued strong retention. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues for the three months ended March 31, 2019 include interest on funds held for clients of $167.4 million, as compared to $134.8 million for the three months ended March 31, 2018. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 2.2% for the three months ended March 31, 2019, as compared to 1.9% for the three months ended March 31, 2018, coupled with a increase in our average client funds balance of 4.1% to $30.0 billion for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Total revenues for the nine months ended March 31, 2019 include interest on funds held for clients of $415.0 million, as compared to $340.9 million for the nine months ended March 31, 2018. The increase in the consolidated interest earned on funds held for clients resulted from an increase in the average interest rate earned to 2.2% during the nine months ended March 31, 2019, as compared to 1.9% during the nine months ended March 31, 2018, coupled with an increase in our average client funds balance of 4.5% to $25.2 billion for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018.

Total Expenses

Our total expenses, as reported, increased 1% for the three months ended March 31, 2019, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO Services benefits pass-through costs, increased selling and marketing expenses and costs related to our acquisitions. The increase was partially offset by the impact of foreign currency, decrease in charges related to transformation initiatives and operating efficiencies as a result of our continued successful execution on our broader transformation initiatives.

Our total expenses, as reported, increased 3% for the nine months ended March 31, 2019, as compared to the same period in the prior year. The increase is primarily due to an increase in PEO Services benefits pass-through costs, costs related to our acquisitions, increased selling and marketing expenses and the impact of charges related to our transformation initiatives. The increase was partially offset by the impact of foreign currency, operating efficiencies as a result of our continued successful execution on our broader transformation initiatives and costs related to proxy contest matters in fiscal 2018.

Operating expenses, as reported, increased 2% and 4% for the three and nine months ended March 31, 2019, respectively, as compared to the three and nine months ended March 31, 2018, respectively. PEO Services benefits pass-through costs were $684.5 million and $626.4 million for the three months ended March 31, 2019 and 2018, respectively, and $2,011.1 million and $1,828.7 million for the nine months ended March 31, 2019 and 2018, respectively. Additionally, operating expenses increased due to costs related to our acquisitions partially offset by the impact of foreign currency and operating efficiencies as a result of our continued successful execution on our broader transformation initiatives.

Systems development and programming costs, as reported, decreased 2% for the three and nine months ended March 31, 2019, when compared to the prior year, due to the impact of foreign currency translation and reduced costs as a result of our transformation initiatives partially offset by increased investments in product innovation, primarily in our Next Gen platforms.

Selling, general and administrative expenses, as reported, was flat for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was primarily due to increased selling and marketing expenses and increased costs related to our acquisitions offset by the decrease in charges related to transformation initiatives and the impact of foreign currency translation for the three months ended March 31, 2019.

Selling, general and administrative expenses, as reported, increased 3% for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018. The increase was due to increased selling and marketing expenses and increased costs related to our acquisitions and transformation initiatives. These increases were partially offset by efficiencies as a result of our transformation initiatives and the impact of foreign currency translation for the nine months ended March 31, 2019 and costs related to proxy contest matters during the nine months ended March 31, 2018.

Other Income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2019	2018	$ Change	2019	2018	$ Change
Interest income on corporate funds	$(15.0)	$(11.0)	$4.0	$(71.6)	$(59.4)	$12.2
Realized gains on available-for-sale securities	(0.6)	(1.3)	(0.7)	(1.2)	(1.9)	(0.7)
Realized losses on available-for-sale securities	0.5	1.6	1.1	2.6	3.2	0.6
Impairment of intangible assets	—	—	—	12.1	—	(12.1)
Gain on sale of assets	—	—	—	(4.1)	(0.4)	3.7
Non-service components of pension expense, net	(5.9)	(16.5)	(10.6)	(5.3)	(49.4)	(44.1)
Other income, net	$(21.0)	$(27.2)	$(6.2)	$(67.5)	$(107.9)	$(40.4)

During the three and nine months ended March 31, 2019, we adopted Accounting Standards Update ("ASU") 2017-07 and as a result we reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other income, net. During the three months ended March 31, 2019, non-service components of pension expense included a $7.8 million non-cash settlement charge and special termination benefits, partially offset by $13.7 million related to other components of net periodic pension cost. During the nine months ended March 31, 2019, non-service components of pension expense included a $35.9 million non-cash settlement charge and special termination benefits, partially offset by $41.2 million related to other components of net periodic pension cost. See Note 2 and Note 12 of our Consolidated Financial Statements for additional detail.

Other income, net, decreased $6.2 million and $40.4 million for the three and nine months ended March 31, 2019, as compared to the three and nine months ended March 31, 2018. The decrease was primarily due to the charges within non-service components of pension expense discussed above partially offset by the gain on sale of assets of $4.1 million in relation to the Service Alignment Initiative during the three months ended December 31, 2018. Additionally, during the three months ended September 30, 2018, we wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

Earnings before Income Taxes

Earnings before income taxes, as reported, increased 12% and 17% for the three and nine months ended March 31, 2019, respectively, primarily due to the increases in revenues partially offset by increases in expenses discussed above.

Overall margin increased from 23.7% for the three months ended March 31, 2018 to 25.6% for the three months ended March 31, 2019, primarily due to operational efficiencies aided by an increase in interest earned on funds held for clients and a decrease in charges of $16.9 million related to our transformation initiatives, partially offset by incremental pressure from growth in our benefits pass-throughs, increased selling and marketing expenses and costs related to our acquisitions during the three months ended March 31, 2019. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Overall margin increased from 20.3% for the nine months ended March 31, 2018 to 22.2% for the nine months ended March 31, 2019, primarily due to operational efficiencies aided by an increase in interest earned on funds held for clients, and the impact of costs related to proxy contest matters in fiscal 2018, partially offset by additional charges of $52.6 million related to our transformation initiatives, incremental pressure from growth in our benefits pass-throughs, increased selling and marketing expenses and costs related to our acquisitions during the nine months ended March 31, 2019. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Adjusted EBIT

For the three and nine months ended March 31, 2019, adjusted EBIT increased 10% and 17%, respectively, due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin increased due to operational efficiencies discussed above, aided by an increase in interest earned on funds held for clients, partially offset by incremental pressure from growth in our benefits pass-throughs, increased selling and marketing expenses and costs related to our acquisitions.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 was 23.4% and 24.5%, respectively. The decrease in the effective tax rate is primarily due to the reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1% as a result of the Act partially offset by the loss of qualified production activities tax deductions as a result of the Act in the three months ended March 31, 2019, the release of reserves for uncertain tax positions and the benefit of a tax accounting method change filed with the IRS in the three months ended March 31, 2018.
The effective tax rate for the nine months ended March 31, 2019 and 2018 was 23.4% and 14.0%, respectively. The increase in the effective tax rate is primarily due to the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Act, the release of reserves for uncertain tax positions during the nine months ended March 31, 2018 and the loss of qualified production activities tax deductions as a result of the Act during the nine months ended March 31, 2019. This is partially offset by reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1% as a result of the Act. Refer to Note 13, within the Notes to the Consolidated Financial Statements for further discussion.
Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended March 31, 2019 and 2018 was 23.5% and 24.0%, respectively. The drivers of the decrease in the adjusted effective tax rate are the same as the effective tax rate as discussed above.

The adjusted effective tax rate for the nine months ended March 31, 2019 and 2018 was 23.5% and 25.3%, respectively. The decrease in the adjusted effective tax rate is primarily due to the reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1%, partially offset by the loss of qualified production activities tax deductions as a result of the Act in the nine months ended March 31, 2019, the release of reserves for uncertain tax positions and the benefit of a tax accounting method change filed with the IRS in the nine months ended March 31, 2018.

Net Earnings and Diluted Earnings per Share

Net earnings, as reported, increased 14% for the three months ended March 31, 2019 due to an increase in earnings before income taxes combined with the reduction in our effective tax rate described above when compared to the three months ended March 31, 2018.

Net earnings, as reported, increased 4% for the nine months ended March 31, 2019 due to an increase in earnings before income taxes described above partially offset by an increase in our effective tax rate, when compared to the nine months ended March 31, 2018.

For the three and nine months ended March 31, 2019, diluted earnings per share increased 16% and 6%, respectively, as a result of an increase in net earnings and the impact of fewer shares outstanding, resulting from the repurchase of approximately 5.4 million shares during the nine months ended March 31, 2019 and 5.3 million shares for the nine months ended March 31, 2018, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 11% for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018, due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above.

Adjusted net earnings increased 20% for the nine months ended March 31, 2019, when compared to the nine months ended March 31, 2018, due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above.

For the three and nine months ended March 31, 2019, our adjusted diluted EPS increased 13% and 22%, respectively, and reflects the changes described above in our adjusted net earnings and shares outstanding.

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

	Revenues
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2019	2018	As Reported	Constant Currency Basis	2019	2018	As Reported	Constant Currency Basis
Employer Services	$2,719.1	$2,628.5	3%	5%	$7,507.7	$7,105.7	6%	7%
PEO Services	1,134.7	1,067.3	6%	6%	3,180.7	2,909.5	9%	9%
Other	(6.4)	0.2	n/m	n/m	(11.9)	(3.7)	n/m	n/m
	$3,847.4	$3,696.0	4%	5%	$10,676.5	$10,011.5	7%	7%

	Earnings before Income Taxes
	Three Months Ended				Nine Months Ended
	March 31,		% Change		March 31,		% Change
	2019	2018	As Reported	Constant Currency Basis	2019	2018	As Reported	Constant Currency Basis
Employer Services	$962.1	$870.1	11%	11%	$2,333.0	$1,988.4	17%	17%
PEO Services	155.7	147.1	6%	6%	458.6	403.6	14%	14%
Other	(133.3)	(142.0)	n/m	n/m	(419.3)	(364.3)	n/m	n/m
	$984.5	$875.2	12%	13%	$2,372.3	$2,027.7	17%	17%

n/m - not meaningful

Employer Services

Revenues

Employer Services' revenues, as reported, increased 3% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Revenues increased primarily due to new business started from New Business Bookings and continued strong retention. Our revenue growth includes one percentage point of pressure from foreign currency partially offset by benefits from acquisitions. Our revenues also increased due to the interest earned on funds held for clients, which benefited from improvement in the average yield earned on our client fund investments and growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 3.1% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

Employer Services' revenues, as reported, increased 6% for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018. Revenues increased primarily due to new business started from New Business Bookings and continued strong retention. Our revenue growth includes one percentage point of pressure from foreign currency offset by benefits from acquisitions. Our revenues also increased due to the interest earned on funds held for clients, which benefited from improvement in the average yield earned on our client fund investments and growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.3% for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018.

Earnings before Income Taxes

Employer Services’ earnings before income taxes, as reported, increased 11% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was due to increased revenues discussed above combined with decreased expenses primarily due to operating efficiencies and impact from foreign currency partially offset by increased selling and marketing expenses and cost related to our acquisitions.

Employer Services' overall margin increased from 33.1% to 35.4% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to operating efficiencies aided by an increase in interest earned on funds held for clients, partially offset by increased selling and marketing expenses and costs related to our acquisitions in the three months ended March 31, 2019. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Employer Services’ earnings before income taxes, as reported, increased 17% for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018. This increase was due to increased revenues discussed above and partially offset by an increase in expenses of $57.4 million, which were primarily due to costs related to our acquisitions, increased selling and marketing expenses offset by operating efficiencies and impact from foreign currency.

Employer Services' overall margin increased from 28.0% to 31.1% for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018. This increase was primarily due to operating efficiencies aided by an increase in interest earned on funds held for clients, partially offset by increased selling and marketing expenses and costs related to our acquisitions in the nine months ended March 31, 2019. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

PEO Services

Revenues

PEO Services' revenues, as reported, increased 6% and 9%, respectively, for the three and nine months ended March 31, 2019, as compared to the three and nine months ended March 31, 2018. PEO Services' revenues, excluding benefits pass-through costs, increased from $440.9 million and $1,080.8 million for the three and nine months ended March 31, 2018, respectively, to $450.2 million and $1,169.6 million for the three and nine months ended March 31, 2019, respectively. The increase was due to an 8% and 9% increase in the average number of Worksite Employees for the three and nine months ended March 31, 2019, respectively, driven by an increase in the number of new PEO Services clients and growth in our existing clients. The increase for the three months ended March 31, 2019 was partially offset by the pull-forward of our State Unemployment Insurance (“SUI”) revenues in the second quarter of fiscal 2019.

PEO Services' revenues include benefits pass-through costs associated with benefits coverage which increased to $684.5 million and $2,011.1 million for the three and nine months ended March 31, 2019, respectively, from $626.4 million and $1,828.7 million for the three and nine months ended March 31, 2018, respectively.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 6% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was due to the increased revenues discussed above offset by an increase in expenses of $58.8 million. The increase in expenses was primarily related to an increase in benefits pass-through costs of $58.1 million described above.

PEO Services' overall margin decreased from 13.8% to 13.7% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, due to increased selling expenses and changes in our estimated incurred losses related to ADP Indemnity in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

PEO Services' earnings before income taxes increased 14% for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018. The increase was due to the increased revenues discussed above offset by an increase in expenses of $216.2 million. The increase in expenses was primarily related to an increase in benefits pass-through costs of $182.4 million described above.

PEO Services' overall margin increased from 13.9% to 14.4% for the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018, due to operating efficiencies partially offset by increased selling expenses and changes in our estimated incurred losses related to ADP Indemnity in the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' Worksite Employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment. ADP Indemnity recorded a pre-tax benefit of approximately $6.0 million and $16.4 million for the three and nine months ended March 31, 2019, respectively, compared to $9.4 million and $28.4 million for the three and nine months ended March 31, 2018, respectively, which is primarily a result of changes in our estimated incurred losses. For the fiscal years 2013 to 2018, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. For the nine months ended March 31, 2019, ADP Indemnity paid a premium of $218.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2019 policy year on terms substantially similar to the fiscal 2018 reinsurance policy.

Other

The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, and cash flow from operations, together with our $9.8 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets, will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures. Additionally, we will benefit from the Act and our estimated fiscal 2019 adjusted effective tax rate is 23.8%.

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

As of March 31, 2019, cash and cash equivalents were $1.8 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	Nine Months Ended
	March 31,
	2019	2018	$ Change
Cash provided by / (used in):
Operating activities	$1,956.0	$1,810.0	$146.0
Investing activities	(1,197.9)	(1,958.0)	760.1
Financing activities	6,945.4	5,358.2	1,587.2
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(34.1)	53.1	(87.2)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,669.4	$5,263.3	$2,406.1

Net cash flows provided by operating activities for the nine months ended March 31, 2019 and March 31, 2018 include cash payments for reinsurance agreements of $218.0 million and $235.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is primarily due to growth in our business offset by a net decrease in the components of working capital as compared to the nine months ended March 31, 2018.

Net cash flows from investing activities changed primarily due to the timing of net proceeds from corporate and client funds marketable securities of $355.0 million, lower payments made related to acquisitions and reduced capital expenditures partially offset by the payments made related to acquisitions of intangibles in the nine months ended March 31, 2019.

Net cash flows from financing activities changed primarily due to a net increase in client fund obligations of $1,911.8 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, more cash returned to shareholders via dividends and share repurchases for the nine months ended March 31, 2019.

We purchased 5.4 million shares of our common stock at an average price per share of $139.11 during the nine months ended March 31, 2019, as compared to purchases of 5.3 million shares at an average price per share of $110.79 during the nine months ended March 31, 2018. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.8 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2019 and June 30, 2018, the Company had no commercial paper borrowing outstanding. For the three months ended March 31, 2019 and 2018, our average daily borrowings were $1.1 billion and $1.0 billion, respectively, at weighted average interest rates of 2.4% and 1.5%, respectively. For the nine months ended March 31, 2019 and 2018, our average daily borrowings were $2.9 billion and $2.8 billion, respectively, at weighted average interest rates of 2.2% and 1.2%, respectively. The weighted average maturity of our commercial paper during the three and nine months ended March 31, 2019 was approximately one day and two days, respectively.

Our U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2019 and June 30, 2018, there were no outstanding obligations related to the reverse repurchase agreements. For the three months ended March 31, 2019 and 2018, we had average outstanding balances under reverse repurchase agreements of $93.1 million and $99.0 million, at weighted average interest rates of 1.8% and 1.2%, respectively. For the nine months ended March 31, 2019 and 2018, we had average outstanding balances under reverse repurchase agreements of $306.1 million and $389.5 million, respectively, at weighted average interest rates of 1.8% and 1.1%, respectively.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.8 billion, 364-day credit agreement that matures in June 2019 with a one year term-out option. In addition, we have a five-year $2.25 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2022 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through March 31, 2019 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.8 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

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

Capital expenditures for the nine months ended March 31, 2019 were $116.8 million, as compared to $143.4 million for the nine months ended March 31, 2018.  Capital expenditures for fiscal 2019 are expected to be about $180 million, as compared to $192 million in fiscal 2018.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, short-term and long-term marketable securities) and client funds assets (funds that have been collected from clients but have not yet been remitted to the applicable tax authorities or client employees).

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Average investment balances at cost:
Corporate investments	$2,799.6	$2,976.0	$4,782.6	$5,082.3
Funds held for clients	29,985.0	28,817.1	25,211.3	24,129.6
Total	$32,784.6	$31,793.1	$29,993.9	$29,211.9

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	2.1%	1.5%	2.0%	1.6%
Funds held for clients	2.2%	1.9%	2.2%	1.9%
Total	2.2%	1.8%	2.2%	1.8%

Realized gains on available-for-sale securities	$(0.6)	$(1.3)	$(1.2)	$(1.9)
Realized losses on available-for-sale securities	0.5	1.6	2.6	3.2
Net realized (gains)/losses on available-for-sale securities	$(0.1)	$0.3	$1.4	$1.3

	March 31, 2019	June 30, 2018
Net unrealized pre-tax losses/(gains) on available-for-sale securities	$22.7	$(355.7)

Total available-for-sale securities at fair value	$23,703.4	$22,776.2

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes.  The annualized interest rates earned on our entire portfolio increased from 1.8% for the nine months ended March 31, 2018 to 2.2% for the nine months ended March 31, 2019. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $12 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2020.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2020.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA and AA-rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 80% of our available-for-sale securities held a AAA or AA rating at March 31, 2019. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at March 31, 2019.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2019	1,045,093	$132.63	1,040,848	11,642,585

February 1 to 28, 2019	298,829	$147.83	297,595	11,344,990

March 1 to 31, 2019	284,902	$154.06	273,089	11,071,901
Total	1,628,824		1,611,532

(1)  During the three months ended March 31, 2019, pursuant to the terms of the Company's restricted stock program, the Company purchased 17,292 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company announced the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval	Shares
August 2015	25 million

There is no expiration date for the common stock repurchase plan.

Item 5.  Other Information

In connection with his departure from the Company on June 30, 2019, Jan Siegmund entered into a separation agreement and release, dated April 29, 2019, which sets forth the terms of his separation and release in accordance with the Company’s Corporate Officer Severance Plan.  A copy of the separation agreement and release is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	Offer Letter, dated as of March 1, 2019, between Automatic Data Processing, Inc. and Kathleen Winters
10.2	Separation Agreement and Release, dated April 29, 2019, by and between Jan Siegmund and Automatic Data Processing, Inc.
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Kathleen A. Winters pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Kathleen A. Winters pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL instance document
101.SCH	XBRL taxonomy extension schema document
101.CAL	XBRL taxonomy extension calculation linkbase document
101.LAB	XBRL taxonomy label linkbase document
101.PRE	XBRL taxonomy extension presentation linkbase document
101.DEF	XBRL taxonomy extension definition linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 3, 2019	/s/ Kathleen A. Winters Kathleen A. Winters

Chief Financial Officer (Title)