Form 10-K
period 2019-06-30
AUTOMATIC DATA PROCESSING INC
filed 2019-08-09
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $56,967,135,372. On July 31, 2019 there were 433,942,837 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General
We were founded in 1949 on an innovative idea: to help business owners focus on core business activities by freeing them up from certain non-core tasks such as payroll. Today we are one of the world’s leading providers of cloud-based human capital management (HCM) solutions to employers, offering solutions to businesses of all sizes, whether they have simple or complex needs. We serve over 810,000 clients in 140 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”

When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.

BUSINESS OVERVIEW
ADP’s Mission
As digital technology, globalization and new business models reshape the way people work, our mission is to power organizations with insightful solutions that meet the changing needs of our clients and their employees. Our technology, industry and compliance expertise and data insights deliver measurable results, peace-of-mind and an enabled, productive workforce. Our leading technology and commitment to service excellence is at the core of our relationship with each one of our clients, whether it's a small, mid-sized or large organization operating in one or multiple countries around the world. We are constantly designing better ways to work through cutting-edge products, premium services and exceptional experiences that enable people to reach their full potential.
ADP’s Strategy
Our Strategic Pillars. Our business strategy is based on three strategic pillars, which are designed to position us as the global market leader in HCM technology and services:

• Grow a complete suite of cloud-based HCM solutions (HCM Solutions). We develop cloud-based software and offer comprehensive solutions that assist employers of all types and sizes in managing the entire worker spectrum and employment cycle - from full-time to freelancer and from hire to retire.
• Grow and scale our market-leading HR Outsourcing solutions by leveraging our platforms and processes (HRO Solutions). We offer comprehensive HRO solutions in which we provide complete management solutions for HR administration, payroll administration, talent management, employee benefits, benefits administration, employer liability management, and other HCM and employee benefits functions.
• Leverage our global presence to offer clients HCM solutions wherever they do business (Global Solutions). We are expanding our international HCM and HRO businesses, comprised of our established local, in-country software solutions and our market-leading, cloud-based multi-country solutions.

What are you working for?

At ADP, we're designing a better way to work, so you can achieve what you're working for.

With a large and growing addressable market, we are strongly positioned to continue delivering sustainable long-term value across our strategic pillars. We are doing this by successfully executing on product and technology innovation, providing industry-leading service and compliance expertise, and enhancing our world-class distribution.
We are focused on, and investing in, our world-class and next-gen platforms that are built for the future of work, and on providing market-leading product and technology solutions that solve the needs of our clients today, and anticipate the needs of our clients tomorrow. Our world-class platforms and multi-national solutions provide our clients with comprehensive HR and payroll capabilities that drive productivity and enable compliance globally. Our cloud-based next-gen platforms are built to be person-centric, serve all worker types and support flexible work and on-demand pay, and to deliver seamless global capabilities to dynamic, team-based organizations.
Digital technology is transforming today's workplace and workforce. We are accelerating our own digital transformation and leveraging digital technology to change how we engage with our clients and how their workers engage with us - and an important part of this includes delivering solutions wherever they are, whether at work or on the go.
We offer the broadest suite of complete HRO solutions coupled with dedicated and strategic HR services and deep local expertise. These offerings can be tailored to meet the increasingly complex and sophisticated needs of our clients and their workers.
Our global footprint in the HCM industry is unmatched and, together with world-class technology and deep in-country compliance expertise, we are strongly positioned to continue to drive growth by delivering solutions to clients of all sizes wherever they do business.

Innovation at ADP
Innovation is in our DNA. For 70 years, we have reimagined the world of work by designing cutting-edge products, robust services and exceptional experiences that touch millions of people’s lives daily. We pioneered automation in HCM, HCM in the cloud, mobile HCM and the establishment of an HCM marketplace. As the business and digital technology landscape rapidly evolves, what ‘work’ means, ‘how’ and ‘where’ it gets done, and ‘how’ workers are paid is changing as well. We innovate by anticipating the future of work, the future of HCM and the future of pay in order to meet the evolving and unique needs of our clients and their workers.
Our next-gen platforms are built for the ever-changing world of work. Designed from the ground up to be cloud-native, global, scalable and secure, our next-generation platforms provide our clients with the flexibility they need to address today’s and tomorrow’s workplace challenges, regardless of their size and complexity. Our next-generation HCM platform enables our clients to personalize their experience based on their needs. Built for dynamic teams, our next-gen HCM platform provides our clients with visibility into where work actually happens rather than into rigid organizational hierarchies and worker types. With our “HR your way” approach, clients can easily tailor the solution to their needs by deploying low-code applications. Our next-generation payroll solution supports workers of all types and enables real-time, transparent, continuous payroll calculations. Our next-gen payroll solution also unlocks flexible pay choices for our clients so they can provide the best pay experience for their workers. Compliance capabilities are built-in, enabling our clients to focus on managing their business. Our next-gen platforms are designed to meet the needs of our clients in an ever-changing world of work.
Today, harnessing big data for use in artificial intelligence (AI) is a real competitive advantage. That is why we are accelerating the deployment of AI - driven by big data based on our unmatched HCM dataset - into our solutions and into the hands of our clients and their decision-makers. This is the same HCM dataset that drives our renowned ADP National Employment Report®. We are leading this innovation effort with ADP® DataCloud, a workforce intelligence engine which provides clients with in-depth workforce and business insights driven by unmatched big data that enables critical HR decisions. Powered by ADP Datacloud, ADP’s Executive and Manager Insights solution continually sifts through wage, time, location, industry and other client data, to spot meaningful trends and patterns, such as which departments have the highest overtime or the locations where turnover might be spiking, and compares those trends and patterns to those in the client's industry. ADP’s Pay Equity Explorer combines analytics and benchmarking to help employers better understand potential pay gaps and provide them with real, up-to-date, aggregated and anonymized market data to understand how their compensation for a particular job compares to other similar employers. These innovative offerings combine HR expertise and data transparency in a way that connects HR to the bottom line.
Through our acquisition of WorkMarket, a cloud-based workforce management solution, we became the first HCM provider with robust freelancer management functionality and reporting insights, enabling clients to manage their extended workforce effectively.
Wisely by ADP® is our latest advancement in the future of pay. Our innovative payment offerings support an employer’s need for flexible payment solutions in order to meet the individual needs of its workers. The Wisely Pay by ADP™ payroll card is a network-branded payroll card and digital account that enables employers to pay their employees, and enables employees to access their payroll funds immediately, including via a network member bank or an ATM, make purchases or pay bills, load additional funds onto the card, such as tax refunds and military pensions, and transfer funds to a bank account in the United States. We also launched Wisely Direct by ADP®, a network-branded general purpose reloadable card and digital account, which provides similar features and functionality as Wisely Pay by ADP but is offered directly to consumers. Our digital card offerings are true banking alternatives that feature innovative services such as savings, budgeting, digital wallet and other personal financial management features. With Wisely by ADP, we received the “Awesome New Tech” award at the 2018 HR Technology Conference for a record-breaking fourth straight year.
In addition, our mobile apps simplify how work gets done by enabling clients to process their payroll, and giving millions of their employees convenient access to their payroll and HR information around the world and in 29 languages. We have also opened access for developers and system integrators to some of our platforms’ application programming interface libraries through ADP Marketplace. With ADP Marketplace, clients can integrate employee data from our core services across their other business systems or platforms. This access enables the exchange of client data housed in our databases, and creates a unified HCM ecosystem for clients informed by a single, comprehensive repository of their workforce data. Clients can choose from over 370 apps and integrations, allowing them to choose solutions that are tailored to their needs, industry requirements and preferences.

Reportable Segments
Our two reportable business segments are Employer Services and Professional Employer Organization (“PEO”). For financial data by segment and by geographic area, see Note 16 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.
Employer Services. Our Employer Services segment serves clients ranging from single-employee small businesses to large enterprises with tens of thousands of employees around the world, offering a comprehensive range of technology-based HCM solutions, including our strategic, cloud-based platforms, and HRO (other than PEO) solutions. These solutions address critical client needs and include: Payroll Services, Benefits Administration, Talent Management, HR Management, Workforce Management, Compliance Services, Insurance Services and Retirement Services.
Professional Employer Organization. Our PEO business, called ADP TotalSource®, provides clients with comprehensive employment administration outsourcing solutions through a relationship in which employees who work for a client (referred to as “worksite employees”) are co-employed by us and the client.
Our reportable segments are based on the way that management reviews the performance of, and makes decisions about, our business. Our strategic pillars represent the strategic growth areas for our business. The results of our business related to products and solutions within the HCM Solutions pillar, the HRO Solutions pillar (other than PEO products and solutions) and the Global Solutions pillar are contained within our Employer Services segment. The results of our business within the HRO Solutions pillar related to our PEO products and solutions are contained within our PEO Segment.
PRODUCTS AND SOLUTIONS
In order to serve the unique needs of diverse types of businesses and workforce models, we provide a range of solutions which businesses of all types, sizes, and across geographies can use to recruit, pay, manage, and retain their workforce. We address these broad market needs with our cloud-based strategic platforms: RUN Powered by ADP®, serving over 640,000 small businesses; ADP Workforce Now®, serving over 70,000 mid-sized and large businesses across our strategic pillars; and ADP Vantage HCM®, serving over 500 large enterprise businesses. All of these solutions can be combined with ADP SmartCompliance® to address the increasingly broad and complex needs of employers. Outside the United States, we address the needs of approximately 65,000 clients with premier global solutions consisting of local in-country solutions and multinational offerings, including ADP GlobalView®, ADP Celergo® and ADP Streamline®.
Strategic Cloud-based Products and Solutions Across Client Size and Geography

HCM Solutions
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement.
Our suite of HCM solutions are powered by our strategic, cloud-based, award-winning platforms:
• RUN Powered by ADP combines a software platform for managing small business payroll, HR management and tax compliance administration, with 24/7 service and support from our team of small business experts. RUN Powered by ADP also integrates with other ADP solutions, such as workforce management, workers’ compensation insurance premium payment plans, and retirement plan administration systems.
• ADP Workforce Now is a flexible HCM solution used across mid-sized and large businesses in North America to manage their employees. More businesses use ADP Workforce Now in North America than any other HCM solution designed for both mid-sized and large businesses.
• ADP Vantage HCM is a solution for large enterprises in the United States. It offers a comprehensive set of HCM capabilities within a single solution that unifies the five major areas of HCM: HR management, benefits administration, payroll services, time and attendance management, and talent management.
Payroll Services. We pay approximately 26 million (approximately 1 out of every 6) workers in the United States. We provide flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. We provide employers with a wide range of payroll options, including using mobile technology, connecting their major enterprise resource planning (“ERP”) applications with ADP’s payroll services or outsourcing their entire payroll process to us. Employers can choose a variety of payroll payment options including ADP’s electronic wage payment and, in the United States, payroll card solutions and digital accounts. On behalf of our clients in the United States, we prepare and file federal, state and local payroll tax returns and quarterly and annual Social Security, Medicare, and federal, state and local income tax withholding reports.

Benefits Administration. In the United States, we provide powerful and agile solutions for employee benefits administration. These options include health and welfare administration, leave administration services, insurance carrier enrollment services, employee communication services, and dependent verification services. In addition, ADP benefits administration solutions offer employers a simple and flexible cloud-based eligibility and enrollment system that provides their employees with tools, communications, and other resources they need to understand their benefits options and make informed choices.

Talent Management. ADP’s Talent Management solutions simplify and improve the talent acquisition, management, and activation process from recruitment to ongoing employee engagement and development. Employers can also outsource their internal recruitment function to ADP. Our solutions provide performance, learning, succession and compensation management tools that help employers align goals to outcomes, and enable managers to identify and mitigate potential retention risks. Our talent activation solutions include ADP’s StandOut® and Compass® solutions, which provide team leaders with data and insights to drive employee engagement and leadership development, which in turn help drive employee performance.

Workforce Management. ADP’s Workforce Management offers a range of solutions to over 75,000 employers of all sizes, including time and attendance, absence management and scheduling tools. Time and attendance solutions include time capture via online timesheets, timeclocks with badge readers, biometrics and touch-screens, telephone/interactive voice response, and mobile smartphones and tablets. These tools automate the calculation and reporting of hours worked, helping employers prepare payroll, control costs and overtime, and manage compliance with wage and hour regulations. Absence management tools include accrued time off, attendance policy and leave case modules. Our employee scheduling tools simplify visibility, offer shift-swapping capabilities and can assist managers with optimizing schedules to boost productivity and minimize under- and over-staffing. We also offer analytics and reporting tools that provide clients with insights, benchmarks and performance metrics so they can better manage their workforce. In addition, industry-specific modules are available for labor forecasting, budgeting, activity and task management, grant and project tracking, and tips management.
Compliance Solutions. ADP’s Compliance Solutions provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of its clients.
• ADP SmartCompliance. In the United States, ADP SmartCompliance integrates client data delivered from our integrated HCM platforms or third-party payroll, HR and financial systems into a single, cloud-based solution. Our specialized teams use the data to work with clients to help them manage changing and complex regulatory landscapes and improve business processes. ADP SmartCompliance includes HCM-related compliance solutions such as Employment Tax and Wage Payments, as well as Tax Credits, Health Compliance, Wage Garnishments, Employment Verifications, Unemployment Claims and W-2 Management.
• ADP SmartCompliance Employment Tax. As part of our full service employment tax services in the United States, we prepare and file employment tax returns on our clients’ behalf and, in connection with these stand-alone services, collect employment taxes from clients and remit these taxes to more than 7,100 federal, state and local tax agencies. In our fiscal year ended June 30, 2019, in the United States, we processed and delivered approximately 67 million employee year-end tax statements, and moved more than $2.1 trillion in client funds to taxing and other agencies and to our clients’ employees and other payees.
• ADP SmartCompliance Wage Payments. In the United States, we offer compliant pay solutions for today's workforce, including electronic payroll disbursement options such as payroll cards, digital accounts and direct deposit, as well as traditional payroll checks, which can be integrated with clients’ ERP and payroll systems.

Human Resources Management. Commonly referred to as Human Resource Information Systems, ADP’s Human Resources Management Solutions provide employers with a single system of record to support the entry, validation, maintenance, and reporting of data required for effective HR management, including employee names, addresses, job types, salary grades, employment history, and educational background.
Insurance Services. ADP’s Insurance Services business, in conjunction with our licensed insurance agency, Automatic Data Processing Insurance Agency, Inc., facilitates access in the United States to workers’ compensation and group health insurance for small and mid-sized clients through a variety of insurance carriers. Our automated Pay-by-Pay® premium payment program calculates and collects workers’ compensation premium payments each pay period, simplifying this task for employers.
Retirement Services. ADP Retirement Services helps employers in the United States administer various types of retirement plans, such as traditional and Roth 401(k)s, profit sharing (including new comparability), SIMPLE and SEP IRAs, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives our clients’ employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. In addition, ADP Retirement Services offers investment management services to retirement plans through ADP Strategic Plan Services, LLC, a registered investment adviser under the Investment Advisers Act of 1940. ADP Retirement Services also offers trustee services through a third party.

HRO Solutions
As a leader in the growing HR Outsourcing market, we partner with our clients to offer a full range of seamless technology and service solutions for HR administration, workforce management, payroll services, benefits administration and talent management. From small businesses to enterprises with thousands of employees, with HRO our clients gain proven technology and processes and robust service and support. Whether a client chooses our PEO or other HR Outsourcing solutions, we offer solutions tailored to a client’s specific needs and preferences - designed to meet the client’s needs today, and as its business and needs evolve.
Professional Employer Organization. ADP TotalSource, our PEO business, offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. With a PEO, both ADP and the client have a co-employment relationship with the client’s employees. We assume certain employer responsibilities such as payroll processing and tax filings, and the client maintains control of its business and all management responsibilities. ADP TotalSource clients are able to offer their employees services and benefits on par with those of much larger enterprises, without the need to staff an enterprise-size HR department. With our cloud-based HCM software at the core, we serve more than 12,500 clients and approximately 562,000 worksite employees in all 50 U.S. states. ADP TotalSource is the largest PEO certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. As a full-service PEO, ADP TotalSource provides complete HR management and core administrative services while the client continues to direct the day-to-day job-related duties of the employees.
With constantly changing business regulations, global economies and technology, our clients benefit from partnering with ADP TotalSource to help them protect their business and drive growth and success. Some of the rich offerings available through ADP TotalSource to address today’s workplace challenges include:
• Better Benefits: Through our PEO, many of our clients discover that they can offer a richer overall benefits package than they could afford to offer on their own. We give clients access to a new patent-pending approach to help them target the best benefit plan offerings for their employees. They can compare plan options and make more educated decisions about what plan offering is best for their company and budget. In addition, ADP TotalSource integrates with our award-winning ADP Marketplace to further tailor offerings, such as helping employees pay off student loans with payroll contributions and integrating a client’s U.S. PEO population with its global workforce’s HR system of record.
• Protection and Compliance: ADP TotalSource HR experts help clients manage the risks of being an employer by advising how to handle properly a range of issues - from HR and safety compliance to employee-relations. This includes access to workers' compensation coverage and expertise designed to help them handle both routine and unexpected incidents, including discrimination and harassment claims.
• Talent Engagement: Featuring a talent blueprint, ADP TotalSource HR experts work with clients to help them better engage and retain their workforce through solutions that support the core needs of an employee at work. In addition, our full-service recruitment team is dedicated to helping our clients find and hire new talent, while reducing the stress of uncovering top talent.
• Expertise: Each client is assigned a designated HR specialist for day-to-day and strategic guidance. Clients can also access data-driven benchmarks in areas such as turnover and overtime, staffing and understanding profit leaks, and have their ADP HR expert help tailor recommendations to continue to drive their business forward.

ADP Comprehensive Services. Leveraging our market-leading ADP Workforce Now platform, ADP Comprehensive Services partners with clients of all types and sizes to tackle their HR, talent, benefits administration and pay challenges with help from our proven expertise, deep experience and best practices. ADP Comprehensive Services is flexible - enabling clients to partner with us for managed services for one, some or all areas across HR, talent, benefits administration and pay. We provide outsourced execution that combines processes, technology and a robust service and support team that acts as an extension of our client’s in-house resources - so their HCM and pay operations are executed with confidence.
ADP Comprehensive Outsourcing Services (ADP COS). Enabled by ADP Vantage HCM, ADP COS is designed for large business outsourcing for payroll, HR administration, workforce management, benefits administration and talent management. With COS, the day-to-day payroll process becomes our responsibility, freeing up clients to address critical issues like employee engagement and retention. The combination of technology, deep expertise and data-driven insights that COS offers is transformative, allowing clients to focus on strategy and results.
ADP Recruitment Process Outsourcing Services (ADP RPO). ADP RPO provides deep talent insights to help drive targeted recruitment strategies for attracting top talent. With global, customizable recruitment services, ADP RPO enables organizations to find and hire the best candidates for hourly, professional or executive positions. In addition, we also deliver market analytics, sourcing strategies, candidate screening, selection and on-boarding solutions to help organizations connect their talent strategy to their business's priorities.
Global Solutions
Our premier global solutions consist of multi-country and local in-country solutions for employers of any type or size. We partner with clients to help them navigate the most complex HR and payroll scenarios using tailored and scalable technology supported by our deep compliance expertise.
ADP Global Payroll is a solution for multinational organizations of all sizes. As a highly scalable and flexible suite of products supported by a team of experts, ADP Global Payroll allows small and mid-sized companies, as well as the largest multinationals, to standardize their HCM strategies globally (including payroll, HR, talent, time and labor, and benefits management) and adapt to changing local needs, while helping to drive overall organizational agility and engagement.
We also offer comprehensive HCM solutions on local, country-specific platforms. These suites of services offer various combinations of payroll services, HR management, time and attendance management, talent management and benefits management, depending on the country in which the solution is provided.

We pay approximately 15 million workers outside the United States with our local in-country solutions and with ADP GlobalView, ADP Celergo and ADP Streamline - our simplified and intuitive multi-country payroll solutions. As part of our global payroll services, we supply year-end regulatory and legislative tax statements and other forms to our clients’ employees. Our global talent management solutions elevate the employee experience, from recruitment to ongoing employee engagement and development. Our comprehensive HR solutions combined with our deep expertise make our clients’ global HR management strategies a reality. Our configurable, automated time and attendance tools help global clients understand the work being performed and the resources being used, and ensure the right people are in the right place at the right time.
MARKETS AND SALES
Our HCM solutions are offered in 140 countries and territories across North America, Latin America, Europe, Asia and Africa. The most material markets for HCM Solutions, Global Solutions and HRO Solutions (other than PEO) are the United States, Canada and Europe. In each market, we have both country-specific solutions and multi-country solutions, for employers of all sizes and complexities. The major components of our offerings throughout these geographies are payroll, HR outsourcing and time and attendance management. In addition, we offer wage and tax collection and remittance services in the United States, Canada, the United Kingdom, the Netherlands, France, Australia, India, and China. Our PEO business offers services exclusively in the United States.
We market our solutions primarily through our direct sales force. We also market HCM Solutions, Global Solutions and HRO Solutions (other than PEO) through indirect sales channels, such as marketing relationships with certified public accountants and banks, among others. None of our major business units has a single homogeneous client base or market. While concentrations of clients exist in specific industries, no one client, industry or industry group is material to our overall revenues. We are a leader in each of our major service offerings and do not believe any of our major services or business units is subject to unique market risk.
COMPETITION
The industries in which we operate are highly competitive. We know of no reliable statistics by which we can determine the number of our competitors, but we believe that we are one of the largest providers of HCM solutions in the world. HCM Solutions, Global Solutions and HRO Solutions (other than PEO) compete with other business outsourcing companies, companies providing ERP services, providers of cloud-based HCM solutions and financial institutions. Our PEO business competes with other PEOs providing similar services, as well as business outsourcing companies, companies providing ERP services and providers of cloud-based HCM solutions. Other competitive factors include a company’s in-house function, whereby a company installs and operates its own HCM system.
Competition for business outsourcing solutions is primarily based on product and service quality, reputation, ease of use and accessibility of technology, breadth of offerings, and price. We believe that we are competitive in each of these areas and that our leading-edge technology, together with our commitment to service excellence, distinguishes us from our competitors.
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

As one of the world’s largest providers of HCM solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy, data protection and cybersecurity-related laws, including federal, state and foreign security breach notification laws with respect to both client employee data and our own employee data. The changing nature of these laws in the United States, Europe and elsewhere, including the European Union’s (the “EU”) General Data Protection Regulation (the "GDPR") and the California Consumer Privacy Act (the “CCPA”), will impact our processing of personal information of our employees and on behalf of our clients. The GDPR, which became effective in May 2018, imposes stricter and more comprehensive requirements on us as both a data controller and a data processor. As part of our overall data protection compliance program, including with respect to data protection laws in the EU, we have implemented Binding Corporate Rules (“BCRs”). Compliance with our BCRs permits us to process and transfer personal data across borders in accordance with the GDPR and other data protection laws in the EU. The CCPA will become effective on January 1, 2020 and will require companies to provide new data disclosure, access, deletion and opt-out rights to consumers in California. In addition, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our insurance services businesses and ADP TotalSource.
As part of our payroll and payroll tax management services, we move client funds to taxing authorities, our clients’ employees, and other payees via electronic transfer, direct deposit, prepaid access and ADPCheck. Some elements of our U.S. money transmission activities, including our electronic payment and prepaid access (payroll pay card) offerings, are subject to certain licensing requirements. In addition, our U.S. prepaid access offering is subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Elements of our money movement activities outside of the United States are subject to similar licensing and anti-money laundering and reporting laws and requirements in the countries in which we provide such services. Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to limited obligations and responsibilities of an employer under federal and state tax, insurance and employment laws. Our registered investment adviser provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor.
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
CLIENTS AND CLIENT CONTRACTS
We provide services to more than 810,000 clients. In fiscal 2019, no single client or group of affiliated clients accounted for revenues in excess of 2% of our annual consolidated revenues.
We are continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients can vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally six to nine months). In some cases, the period may exceed two years for a large, multi-country GlobalView client or other large, multi-phase implementation. Although we monitor sales that have not yet been installed, we do not view this metric as material to an understanding of our overall business in light of the recurring nature of our business. This metric is not a reported number, but it is used by management as a planning tool to allocate resources needed to install services, and as a means of assessing our performance against the expectations of our clients. In addition, some of our products and services are sold under longer term contracts with initial terms ranging from two to seven years. However, this anticipated future revenue under contract is not a significant portion of our expected future revenue, is not a meaningful indicator of our future performance and is not material to management's estimate of our future revenue.
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to us. Our client retention is estimated at approximately 11 years in Employer Services, and approximately 6 years in PEO, and has not varied significantly from period to period.
PRODUCT DEVELOPMENT
We continually upgrade, enhance, and expand our solutions and services. In general, new solutions and services supplement rather than replace our existing solutions and services and, given our recurring revenue model, do not have a material and immediate effect on our revenues. We believe that our strategic solutions and services have significant remaining life cycles.
SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2019, 2018 and 2017, we invested approximately $911 million, $1 billion and $859 million, respectively, in systems development and programming. These investments include expenses for activities such as client migrations to our new strategic cloud-based platforms, purchases of new software and software licenses, additions to software resulting from business combinations, as well as the development of new products and maintenance expenses associated with our existing technologies.
LICENSES
We are the licensee under a number of agreements for computer programs and databases. Our business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to our business as a whole.
NUMBER OF EMPLOYEES
We employed approximately 58,000 persons as of June 30, 2019.
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
Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which could materially adversely impact our business. We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses in the U.S. and a number of countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as money transmitters and providers of prepaid access), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business with the Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) as a provider of prepaid access pursuant to a FinCEN regulation.
We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading and enhancing certain of our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on our results of operation or financial condition. Further, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operations or financial condition.
Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
The collection, storage, hosting, transfer, processing, disclosure, use, security and retention and destruction of personal information required to provide our services is subject to federal, state and foreign privacy, data protection and cyber security laws. These laws, which are not uniform, generally do one or more of the following: regulate the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), processing, disclosure, use, security and retention and destruction of personal information; require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and regulate the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The European Union (the “EU”) General Data Protection Regulation (the “GDPR”), which became effective in May 2018 and the California Consumer Protection Act (the “CCPA”), which will become effective on January 1, 2020, are among the most comprehensive of these laws. As part of our overall data protection compliance program in connection with the GDPR, we implemented Binding Corporate Rules (“BCRs”) as both a data processor and data controller, which permits us to process and transfer personal data across borders in compliance with EU data protection laws. Complying with these laws and requirements, including the enhanced obligations imposed by the GDPR, our BCRs and the CCPA, may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. In addition, data security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy and data protection. As a result, even the perception of noncompliance, whether or not valid, may damage our reputation.
Our businesses collect, host, store, transfer, process, disclose, use, secure and dispose of personal and business information, and collect, hold and transmit client funds, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs, cause losses and adversely affect our results of operations
In connection with our business, we collect, host, store, transfer, process, disclose, use, secure and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors and our employees, contractors and temporary staff, including payroll information, health care information, personal and business financial data, social security numbers and their foreign equivalents, bank account numbers, tax information and other sensitive personal and business information. We also collect and transmit significant amounts of funds from the accounts of our clients to their employees, taxing authorities and others.
We are focused on ensuring that we safeguard and protect personal and business information and client funds, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, the global environment grows increasingly hostile as attacks on information technology systems continue to grow in frequency, complexity and sophistication, and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Certain of these malicious parties may be state-sponsored and supported by significant financial and technological resources. Although this is a global problem, it may affect our businesses more than other businesses because malevolent parties (including our personnel) may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure and dispose of, and the client funds that we collect and transmit.
We have programs and processes in place to prevent, detect and respond to data or cyber security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving these third parties or our personnel, including phishing and other social engineering techniques whereby attackers use end-user behaviors to distribute computer viruses and malware into our systems. As these threats continue to evolve and increase, we may be required to invest significant additional resources to modify and enhance our information security and controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation or effectiveness of any safeguards by our clients, vendors or partners and, in any event, third parties may be able to circumvent those security measures. Information obtained by malevolent parties resulting from successful attacks against our clients, vendors, partners or other third parties may, in turn, be used to attack our information technology systems.
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, theft of non-public or other sensitive information, or similar act by a malevolent party (including our personnel), or inadvertent acts or inactions by our vendors, partners or personnel, could result in the disclosure or misuse of confidential personal or business information or the theft of client funds, and could have a materially adverse effect on our business or results of operations or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider. As the global environment grows increasingly hostile, the security of our operating environment is ever more important to our clients and potential clients. As a result, the breach or perceived breach of our security systems could result in a loss of confidence by our clients or potential clients and cause them to choose another service provider, which could have a materially adverse effect on our business.
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
Our systems, applications, solutions and services may be subject to disruptions that could have a materially adverse effect on our business and reputation
Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. We need to properly manage our systems, applications and solutions, and any upgrades, enhancements and expansions we may undertake from time to time, in order to ensure they properly support our businesses. If any of these systems, applications or solutions fails to operate properly or becomes disabled even for a brief period of time, whether due to malevolent acts, errors, defects or any other factor(s), we could suffer financial loss, a disruption of our businesses, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition. We have disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events, including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans and procedures may not be successful in preventing or mitigating the loss of client data, service interruptions, disruptions to our operations, or damage to our important facilities.
A disruption of our data centers could have a materially adverse effect on our business
We host our applications and serve our clients from data centers that we operate and from data centers operated by third-party vendors. If any of our or our third-party vendors' data centers fails, becomes disabled or is disrupted, even for a limited period of time, our businesses could be disrupted and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention, or damage to our reputation, any of which could have a material adverse effect on our results of operation or financial condition. In addition, our third-party vendors may cease providing data center facilities or services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operation or financial condition.
If we fail to protect our intellectual property rights, it could materially adversely affect our business and our brand
Our ability to compete and our success depend, in part, upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, customers, vendors, partners and others to protect our intellectual property rights. We may need to devote significant resources, including cybersecurity resources, to monitoring our intellectual property rights. In addition, the steps we take to protect our intellectual property rights may be inadequate or ineffective, or may not provide us with a significant competitive advantage. Our intellectual property could be wrongfully acquired as a result of a cyber-attack or other wrongful conduct by third parties or our personnel. Litigation brought to protect and enforce our intellectual property rights could be costly and time-consuming. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, which may be successful.
We may be sued by third parties for infringement of their proprietary rights, which could have a materially adverse effect on our business, financial condition or results of operations
There is considerable intellectual property development activity in our industry. Third parties, including our competitors, may own or claim to own intellectual property relating to our products or services and may claim that we are infringing their intellectual property rights. We may be found to be infringing upon such rights, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or if we decide to settle, could require that we pay substantial damages or ongoing royalty payments, obtain licenses, modify applications, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers, vendors or partners in connection with any such claim or litigation. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming.

If we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, the demand for our solutions and services may diminish
Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our technology, solutions and services. If we fail to respond successfully to technology challenges and client needs and preferences, the demand for our solutions and services may diminish. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We must continue to dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in products the market will accept. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to evaluate the new product offerings. Furthermore, we may not execute successfully on our product development strategy, including because of challenges with regard to product planning and timing and technical hurdles that we fail to overcome in a timely fashion.
We may not realize or sustain the expected benefits from our business transformation initiatives, and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position
We have been and will be undertaking certain transformation initiatives, which are designed to streamline our organization, extend our world-class distribution and strengthen our talent and culture, while supporting our revenue growth, margin improvement and productivity. If we do not successfully manage and execute these initiatives, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected. These initiatives, or our failure to successfully manage them, could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition, and results of operations.
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
We invest our client funds in liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, our client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or together, during periods of unusual financial market volatility. In addition, as part of our client funds investment strategy, we extend the maturities of our investment portfolio for client funds and utilize short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. In order to satisfy these short-term funding requirements, we maintain access to various sources of liquidity, including borrowings under our commercial paper program and our committed credit facilities, our ability to execute reverse repurchase transactions and corporate cash balances. A reduction in the availability of any such financing during periods of disruption in the financial markets or otherwise may require us to sell client fund assets to satisfy our short-term funding requirements, which may result in the recognition of losses and adversely impact our results of operations, financial condition and cash flow.
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
Our business could be negatively impacted as a result of actions by activist stockholders or others
We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential customers and business partners and may affect our relationships with current customers, vendors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 7 of its processing/print centers, and 16 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,361,473 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 6,205,945 square feet worldwide, expire at various times up to the year 2029. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.
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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. As of June 30, 2019, there were 37,578 holders of record of the Company’s common stock. As of such date, 903,187 additional holders held their common stock in “street name.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2019 to April 30, 2019	85,061	$160.17	84,184	10,987,717
May 1, 2019 to May 31, 2019	606,392	$160.33	605,059	10,382,658
June 1, 2019 to June 30, 2019	431,403	$164.45	429,683	9,952,975
Total	1,122,856		1,118,926

(1)
Pursuant to the terms of the Company’s restricted stock program, the Company purchased 3,930 shares at the then market value of the shares in connection with the exercise by employees of their option under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval	Shares
August 2015	25 million
There is no expiration date for the common stock repurchase plan.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report or Form 10-K.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock(a) for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(b) assuming an initial investment of $100 on June 30, 2014, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

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

Item 6. Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk included in this Annual Report on Form 10-K. The Company uses certain non-GAAP financial measures that we believe better reflect the underlying operations of our business model, allow investors to assess our performance in a manner similar to the method used by management, and improve our ability to understand and assess our operating performance against prior periods. Refer to note (A) below for additional information about our non-GAAP financial measures and our reconciliations to reported results. Additionally, prior period amounts have been adjusted to exclude discontinued operations and were restated for the adoption of Accounting Standards Update (“ASU”) 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post-retirement Benefit Cost.”

(Dollars and shares in millions, except per share amounts)
		2018	2017	2016	2015
Years ended June 30,	2019	As Restated*	As Restated*	As Restated	As Restated

Total revenues	$14,175.2	$13,327.7	$12,372.0	$11,667.8	$10,938.5
Total costs of revenues	$8,086.6	$7,810.9	$7,244.5	$6,876.1	$6,459.6
Earnings from continuing operations before income taxes	$3,005.6	$2,282.6	$2,616.9	$2,234.7	$2,070.7
Net earnings from continuing operations	$2,292.8	$1,884.9	$1,787.8	$1,493.4	$1,376.5
Adjusted earnings from continuing operations before interest and income taxes (A)	$3,155.7	$2,754.6	$2,533.4	$2,274.2	$2,061.5
Adjusted net earnings from continuing operations (A)	$2,384.3	$2,007.3	$1,719.4	$1,494.8	$1,376.5

Basic earnings per share from continuing operations	$5.27	$4.28	$3.99	$3.27	$2.91
Diluted earnings per share from continuing operations	$5.24	$4.25	$3.97	$3.25	$2.89
Adjusted diluted earnings per share from continuing operations (A)	$5.45	$4.53	$3.82	$3.26	$2.89
Basic weighted average shares outstanding	435.0	440.6	447.8	457.0	472.6
Diluted weighted average shares outstanding	437.6	443.3	450.3	459.1	475.8
Cash dividends declared per share	$3.06	$2.52	$2.24	$2.08	$1.95

At year end:
Cash, cash equivalents and marketable securities of continuing operations	$2,221.1	$2,180.5	$2,791.2	$3,222.4	$1,694.8
Total assets	$41,887.7	$38,849.1	$38,886.8	$43,670.0	$33,110.5
Obligations under reverse repurchase agreements	$262.0	$—	$—	$—	$—
Long-term debt	$2,002.2	$2,002.4	$2,002.4	$2,007.7	$9.2
Stockholders’ equity	$5,399.9	$4,735.9	$4,984.1	$4,481.6	$4,808.5

*Note fiscal 2018 and 2017 were restated for the adoption of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

(A) Non-GAAP Financial Measures

In addition to our GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measures	U.S. GAAP Measures
Adjusted EBIT from continuing operations	Net earnings from continuing operations
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings from continuing operations	Net earnings from continuing operations
Adjusted diluted earnings per share from continuing operations	Diluted earnings per share from continuing operations
Adjusted effective tax rate	Effective tax rate
Constant Currency Basis	U.S. GAAP P&L line items

We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  The nature of these exclusions is for specific items that are not fundamental to our underlying business operations. Since these adjusted financial measures and other non-GAAP metrics are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to their U.S. GAAP measures, and they may not be comparable to similarly titled measures at other companies.

(Dollars and shares in millions, except per share amounts)
Years ended June 30,		2018	2017	2016	2015
	2019	As Restated*	As Restated*	As Restated	As Restated

Net earnings from continuing operations	$2,292.8	$1,884.9	$1,787.8	$1,493.4	$1,376.5
Adjustments:
Provision for income taxes	712.8	397.7	829.1	741.3	694.2
All other interest expense (a)	59.9	59.4	59.3	47.9	1.5
All other interest income (a)	(32.4)	(25.5)	(22.4)	(13.6)	(10.7)
Gain on sale of businesses	—	—	(205.4)	(29.1)	—
Gain on sale of assets	(15.7)	—	—	(13.9)	—
Transformation initiatives (b)	138.3	404.8	85.0	48.2	—
Proxy contest matters (c)	—	33.3	—	—	—
Adjusted EBIT from continuing operations	$3,155.7	$2,754.6	$2,533.4	$2,274.2	$2,061.5

Net earnings from continuing operations	$2,292.8	$1,884.9	$1,787.8	$1,493.4	$1,376.5
Adjustments:
Gain on sale of businesses	—	—	(205.4)	(29.1)	—
Provision for income taxes on gain on sale of businesses (d)	—	—	84.0	7.3	—
Gain on sale of assets	(15.7)	—	—	(13.9)	—
Provision for income taxes on gain on sale of assets (e)	3.9	—	—	5.3	—
Transformation initiatives (b)	138.3	404.8	85.0	48.2	—
Income tax benefit for transformation initiatives (e)	(34.5)	(122.1)	(32.0)	(16.4)	—
Proxy contest matters (c)	—	33.3	—	—	—
Income tax benefit for proxy contest matters (e)	—	(10.4)	—	—	—
Tax Cuts and Jobs Act (f)	(0.5)	(183.2)	—	—	—
Adjusted net earnings from continuing operations	$2,384.3	$2,007.3	$1,719.4	$1,494.8	$1,376.5

Diluted earnings per share from continuing operations	$5.24	$4.25	$3.97	$3.25	$2.89
Adjustments:
Gain on sale of businesses (d)	—	—	(0.27)	(0.05)	—
Gain on sale of assets (e)	(0.03)	—	—	(0.02)	—
Transformation initiatives (b) (e)	0.24	0.64	0.12	0.07	—
Proxy contest matters (c) (e)	—	0.05	—	—	—
Tax Cuts and Jobs Act (f)	—	(0.41)	—	—	—
Adjusted diluted earnings per share from continuing operations	$5.45	$4.53	$3.82	$3.26	$2.89

*Note fiscal 2018 and 2017 were restated for the adoption of Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

(a) We include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that is not related to our client funds extended investment strategy and are labeled as “All other interest expense” and “All other interest income.”

(b) The charges within transformation initiatives are comprised of charges related to our Voluntary Early Retirement Program (“VERP”), Service Alignment Initiative, Workforce Optimization and other transformation initiatives. Charges related to our VERP in fiscal 2019 include $48.2 million for non-cash pension settlement charges and special termination benefits, and $23.6 million of expenses related to the continuing health coverage. We also recorded severance charges in accordance with ASC 712 totaling $33.6 million primarily relating to our Workforce Optimization initiative to reduce management layers and increase spans of controls and $56.8 million related to our other transformation initiatives during fiscal 2019. These charges were partially offset by net reversals of charges and gain on sale of assets related to our Service Alignment Initiative totaling $23.9 million for fiscal 2019. Unlike certain other severance charges in prior periods which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiatives. Refer to Note 5 and 12 of the Consolidated Financial Statements for a description of charges associated with Service Alignment Initiative and VERP.

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

(f) The net benefit for fiscal 2018 is comprised of the re-measurement of deferred tax balances resulting in a one-time benefit, primarily as a result of ASC 606, using the lower tax rates enacted under the Tax Cuts and Jobs Act (“Act”), adjustments to the one-time transition tax on the earnings and profits of our foreign subsidiaries, foreign withholding taxes, and a valuation allowance against our foreign tax credits which may not be realized under the Act. Refer to Note 13 of our Consolidated Financial Statements for additional detail.

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

EXECUTIVE OVERVIEW

We are a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions - including payroll, talent management, Human Resources management, benefits administration, and workforce management - to employers around the world. As a leader in this industry, we deliver on our global HCM strategy and invest in highly strategic areas and technology in order to strengthen our underlying business model and prospects for continued growth.

Highlights from the year ended June 30, 2019 (“fiscal 2019”) include:

•	Employer Services New Business Bookings increased 8%

•	Average number of Worksite Employees increased 8% to 547,000

•	Revenue increased 6%

•	EBIT Margin improved 410 basis points to 21.2% and Adjusted EBIT Margin improved 160 basis points to 22.3%

•	Diluted earnings per share (“EPS”) increased 23% to $5.24; adjusted diluted EPS increased 20% to $5.45

•	Our shareholder friendly actions continued as we returned approximately $1.3 billion via dividends and approximately $940 million via share repurchases

In fiscal 2019, we launched our new brand platform which represents an evolution in our journey to enhance the employee experience through innovation and insights designed with the worker as a central theme. At ADP, we are always designing for people and we continue to innovate by anticipating our clients' evolving needs as the world of work changes. We are reshaping the HCM industry with leading innovations like our next gen platforms and driving growth through our strategic cloud-based HCM solutions. We are further enabling these solutions through strategic acquisitions such as Global Cash Card, Work Market and Celergo, which we supplement with organic, differentiated investments such as the ADP Marketplace and ADP Datacloud, and through our compliance expertise.

With these investments, we are enhancing our position as a leading global HCM provider that can help businesses address the entire worker spectrum from full-time to freelancer through hire to retire. As the HCM market continues to evolve rapidly, we remain focused on rethinking a better, more personalized world at work and helping our clients and their workers achieve their full potential.

As we continue our transformation journey, our Voluntary Early Retirement Program (“VERP”) and Workforce Optimization initiatives are yielding operating efficiencies in conjunction with our Service Alignment Initiatve, which is focused on changing how we work. Through our transformation initiatives, we remain on track to continue to deliver balanced revenue growth, profit growth and margin expansion, and ultimately drive long-term shareholder value.

We are pleased with our progress and execution on these initiatives while also delivering improvements in our client satisfaction scores yielding an improvement in Employer Services revenue retention of 40 basis points to 90.8%. Also, our Employer Services New Business Bookings increased 8% in fiscal 2019, as compared to fiscal 2018, and our PEO Services' average number of Worksite Employees increased 8% to 547,000 in fiscal 2019, as compared to fiscal 2018.

We have a strong business model and operate in a growing global market. We continue to generate a high percentage of recurring revenues, healthy and improving margins, and consistent strong cash flows. Our financial condition and balance sheet remain solid at June 30, 2019. Through our investments in technology, service, and distribution, we are positioned to maintain our positive momentum into fiscal 2020.

RESULTS OF OPERATIONS
ANALYSIS OF CONSOLIDATED OPERATIONS

Prior period amounts have been restated for the impact of certain accounting standards adopted (refer to Note 1 of our Consolidated Financial Statements for additional information).

(In millions, except per share amounts)

	Years Ended			% Change
	June 30,					Constant Currency Basis
		2018	2017		2018		2018
	2019	*As Restated	*As Restated	2019	*As Restated	2019	*As Restated

Total revenues	$14,175.2	$13,327.7	$12,372.0	6%	8%	7%	7%

Costs of revenues:
Operating expenses	7,145.9	6,901.0	6,386.2	4%	8%	5%	7%
Systems development and programming costs	636.3	635.4	632.1	—%	1%	2%	(1)%
Depreciation and amortization	304.4	274.5	226.2	11%	21%	12%	20%
Total costs of revenues	8,086.6	7,810.9	7,244.5	4%	8%	5%	7%

Selling, general and administrative costs	3,064.2	2,959.4	2,773.8	4%	7%	4%	6%
Interest expense	129.9	102.7	80.0	n/m	n/m	n/m	n/m
Total expenses	11,280.7	10,873.0	10,098.3	4%	8%	5%	7%

Other (income)/expense, net	(111.1)	172.1	(343.2)	n/m	n/m	n/m	n/m

Earnings before income taxes	$3,005.6	$2,282.6	$2,616.9	32%	(13)%	32%	(14)%
Margin	21.2%	17.1%	21.2%

Provision for income taxes	$712.8	$397.7	$829.1	79%	(52)%	80%	(53)%
Effective tax rate	23.7%	17.4%	31.7%

Net earnings	$2,292.8	$1,884.9	$1,787.8	22%	5%	22%	4%

Diluted earnings per share	$5.24	$4.25	$3.97	23%	7%	24%	6%

*See Note 1 of the Consolidated Financial Statements for a summary of adjustments.

n/m - not meaningful

Note 1. Non-GAAP measures

In addition to our GAAP results, we use the adjusted results and other non-GAAP metrics set forth in the table below to evaluate our operating performance in the absence of certain items and for planning and forecasting of future periods:

Adjusted Financial Measures	U.S. GAAP Measures
Adjusted EBIT	Net earnings
Adjusted provision for income taxes	Provision for income taxes
Adjusted net earnings	Net earnings
Adjusted diluted earnings per share	Diluted earnings per share
Adjusted effective tax rate	Effective tax rate
Constant Currency Basis	U.S. GAAP P&L line items

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

	Years Ended			% Change
	June 30,					Constant Currency Basis (h)
		2018	2017		2018		2018
	2019	*As Restated	*As Restated	2019	*As Restated	2019	*As Restated
Net earnings	$2,292.8	$1,884.9	$1,787.8	22%	5%	22%	4%
Adjustments:
Provision for income taxes	712.8	397.7	829.1
All other interest expense (a)	59.9	59.4	59.3
All other interest income (a)	(32.4)	(25.5)	(22.4)
Gain on sale of businesses	—	—	(205.4)
Gain on sale of assets	(15.7)	—	—
Transformation initiatives (b)	138.3	404.8	85.0
Proxy contest matters (c)	—	33.3	—
Adjusted EBIT	$3,155.7	$2,754.6	$2,533.4	15%	9%	15%	7%
Adjusted EBIT Margin	22.3%	20.7%	20.5%

Provision for income taxes	$712.8	$397.7	$829.1	79%	(52)%	80%	(53)%
Adjustments:
Gain on sale of businesses (d)	—	—	(84.0)
Gain on sale of assets (e)	(3.9)	—	—
Transformation initiatives (e)	34.5	122.1	32.0
Proxy contest matters (e)	—	10.4	—
Tax Cuts and Jobs Act (f)	0.5	183.2	—
Adjusted provision for income taxes	$743.9	$713.4	$777.1	4%	(8)%	4%	(9)%
Adjusted effective tax rate (g)	23.8%	26.2%	31.1%

Net earnings	$2,292.8	$1,884.9	$1,787.8	22%	5%	22%	4%
Adjustments:
Gain on sale of businesses	—	—	(205.4)
Provision for income taxes on gain on sale of businesses (d)	—	—	84.0
Gain on sale of assets	(15.7)	—	—
Provision for income taxes on gain on sale of assets (e)	3.9	—	—
Transformation initiatives (b)	138.3	404.8	85.0
Income tax benefit for transformation initiatives (e)	(34.5)	(122.1)	(32.0)
Proxy contest matters (c)	—	33.3	—
Income tax benefit for proxy contest matters (e)	—	(10.4)	—
Tax Cuts and Jobs Act (f)	(0.5)	(183.2)	—
Adjusted net earnings	$2,384.3	$2,007.3	$1,719.4	19%	17%	19%	15%

Diluted EPS	$5.24	$4.25	$3.97	23%	7%	24%	6%
Adjustments:
Gain on sale of businesses (d)	—	—	(0.27)
Gain on sale of assets (e)	(0.03)	—	—
Transformation initiatives (b) (e)	0.24	0.64	0.12
Proxy contest matters (c) (e)	—	0.05	—
Tax Cuts and Jobs Act (f)	—	(0.41)	—
Adjusted diluted EPS	$5.45	$4.53	$3.82	20%	19%	21%	17%

*See Note 1 of the Consolidated Financial Statements for a summary of adjustments.

(a) We include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that are not related to our client funds extended investment strategy and are labeled as “All other interest expense” and “All other interest income.”

(b) The charges within transformation initiatives are comprised of charges related to our VERP, Service Alignment Initiative, Workforce Optimization and other transformation initiatives. Charges related to our VERP in fiscal 2019 include $48.2 million for non-cash pension settlement charges and special termination benefits, and $23.6 million of expenses related to the continuing health coverage, respectively. We also recorded severance charges in accordance with ASC 712 totaling $33.6 million primarily relating to our Workforce Optimization initiative to reduce management layers and increase spans of controls and $56.8 million related to our other transformation initiatives during fiscal 2019. These charges were partially offset by net reversals of charges and gain on sale of assets related to our Service Alignment Initiative totaling $23.9 million for fiscal 2019. Unlike certain other severance charges in prior periods which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiatives. Refer to Note 5 and 12 of the Consolidated Financial Statements for a description of charges associated with Service Alignment Initiative and VERP.

(c) Represents non-operational costs relating to proxy contest matters.

(d) The taxes on the gains on the sale of the businesses were calculated based on the annualized marginal rate in effect during the quarter of the adjustment. The tax amount was adjusted for a book vs. tax basis difference for the year ended June 30, 2017 due to the derecognition of goodwill upon the sale of the business.

(e) The tax benefit/provision on the transformation initiatives, gain on sale of asset, and non-operational charges related to proxy contest matters was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(f) The net benefit for fiscal 2018 is comprised of the re-measurement of deferred tax balances resulting in a one-time benefit, primarily as a result of ASC 606, using the lower tax rates enacted under the Tax Cuts and Jobs Act (“Act”), adjustments to the one-time transition tax on the earnings and profits of our foreign subsidiaries, foreign withholding taxes, and a valuation allowance against our foreign tax credits which may not be realized under the Act. Refer to Note 13 of our Consolidated Financial Statements for additional detail.

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

Fiscal 2019 Compared to Fiscal 2018

Total Revenues

Our revenues increased 6% in fiscal 2019, as compared to fiscal 2018. Our revenue growth includes one percentage point of pressure from foreign currency partially offset by benefits from acquisitions. Revenues in fiscal 2019 increased primarily due to new business started from Employer Services New Business Bookings and continued strong retention. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues in fiscal 2019 include interest on funds held for clients of $561.9 million, as compared to $466.5 million in fiscal 2018. The increase in the consolidated interest earned on funds held for clients resulted from the increase in our average interest rate earned to 2.2% in fiscal 2019, as compared to 1.9% in fiscal 2018, coupled with the increase in our average client funds balances of 4.6% to $25.5 billion in fiscal 2019 as compared to fiscal 2018.

Total Expenses

Our total expenses increased 4% in fiscal 2019, as compared to fiscal 2018. The increase is primarily due to an increase in PEO Services zero-margin benefits pass-through costs, costs related to our acquisitions, increased selling and marketing expenses related to our brand efforts and the impact of net charges related to our transformation initiatives. The increase was partially offset by the impact of foreign currency, operating efficiencies as a result of our continued successful execution on our broader transformation initiatives, and costs related to proxy contest matters in fiscal 2018.

Operating expenses increased 4% in fiscal 2019, as compared to fiscal 2018. PEO Services zero-margin benefits pass-through costs were $2,712.5 million for fiscal 2019 and $2,463.1 million for fiscal 2018. Additionally, operating expenses increased due to costs related to our acquisitions partially offset by the impact of foreign currency and operating efficiencies as a result of our continued successful execution on our broader transformation initiatives.

Systems development and programming costs were flat for fiscal 2019, as compared to fiscal 2018, due to the impact of foreign currency translation and reduced costs as a result of our transformation initiatives offset by increased investments in product innovation, primarily in our next gen platforms.

Selling, general and administrative expenses increased 4% in fiscal 2019, as compared to fiscal 2018.  The increase was primarily due to increased selling and marketing expenses related to our brand efforts and increased costs related to our transformation initiatives and acquisitions. These increases were partially offset by efficiencies as a result of our transformation initiatives, the impact of foreign currency translation in fiscal 2019 and costs related to proxy contest matters in fiscal 2018.

Other (Income)/Expense, net

(In millions)
Years ended June 30,	2019	2018	$ Change
Interest income on corporate funds	$(97.6)	$(83.5)	$14.1
Realized gains on available-for-sale securities	(1.8)	(2.0)	(0.2)
Realized losses on available-for-sale securities	2.7	4.5	1.8
Impairment of intangible assets	12.1	—	(12.1)
Gain on sale of assets	(4.1)	(0.7)	3.4
Gain on sale of investment	(15.7)	—	15.7
Non-service components of pension expense, net	(6.7)	253.8	260.5
Other (income)/expense, net	$(111.1)	$172.1	$283.2

During fiscal 2019, we retrospectively adopted Accounting Standards Update (“ASU”) 2017-07 and as a result we reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statement of Consolidated Earnings to Other (income)/expense, net. During fiscal 2019, non-service components of pension expense included $48.2 million of non-cash settlement charges and special termination benefits, partially offset by $54.9 million related to other components of net periodic pension cost. See Note 1 and Note 12 of our Consolidated Financial Statements for additional details.

Other (income)/expense, net, increased $283.2 million in fiscal 2019, as compared to fiscal 2018. The increase was primarily due to the charges within non-service components of pension expense in fiscal 2018 noted in the table above and the gain on sale of assets of $4.1 million in relation to the Service Alignment Initiative and the gain on sale of investment of $15.7 million in relation to the sale of an investment held at cost acquired in prior years and subsequently sold in fiscal 2019. These are partially offset by the write down of $12.1 million related to internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition in fiscal 2019.

Earnings before Income Taxes

Earnings before income taxes increased 32% in fiscal 2019 primarily due to increases in revenues partially offset by increases in expenses discussed above.

Overall margin increased from 17.1% in fiscal 2018 to 21.2% in fiscal 2019 primarily due to operating efficiencies and aided by an increase in interest earned on funds held for clients, a decrease in charges of $266.5 million related to our transformation initiatives and the impact of costs related to proxy contest matters in fiscal 2018, partially offset by costs related to our acquisitions and incremental pressure from growth in our zero-margin benefits pass-throughs in fiscal 2019. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Adjusted EBIT

In fiscal 2019, adjusted EBIT increased 15% due to increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin increased due to continued execution of transformation initiatives discussed above and aided by an increase in interest earned on funds held for clients, partially offset by incremental pressure from growth in our zero-margin benefits pass-throughs and costs related to our acquisitions.

Provision for Income Taxes

The effective tax rate in fiscal 2019 and 2018 was 23.7% and 17.4%, respectively. The increase in the effective tax rate is primarily due to the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Act, the release of reserves for uncertain tax positions during fiscal 2018 and the loss of qualified production activities tax deductions as a result of the Act during fiscal 2019. This is partially offset by reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1% as a result of the Act. Refer to Note 13, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2019 and 2018 was 23.8% and 26.2%, respectively. The decrease in the adjusted effective tax rate is primarily due to the reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1%, partially offset by the loss of qualified production activities tax deductions as a result of the Act in fiscal 2019, the release of reserves for uncertain tax positions and the benefit of a tax accounting method change filed with the IRS in fiscal 2018.

Net Earnings and Diluted Earnings per Share

Net earnings increased 22% in fiscal 2019 when compared to fiscal 2018 due to an increase in earnings before income taxes described above partially offset by an increase in our effective tax rate.

Diluted earnings per share increased 23% in fiscal 2019 as a result of an increase in net earnings and the impact of fewer shares outstanding, resulting from the repurchase of approximately 6.5 million shares in fiscal 2019 and 8.5 million shares in fiscal 2018, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 19% in fiscal 2019, when compared to fiscal 2018, due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above.

For fiscal 2019, our adjusted diluted EPS increased 20% and reflects the changes described above in our net earnings and shares outstanding.

Fiscal 2018 Compared to Fiscal 2017

Total Revenues

Our revenues increased 8% in fiscal 2018, as compared to fiscal 2017. Our revenue growth includes two percentage points of combined benefit from foreign currency and acquisitions, partially offset by the impact of the disposition of our COBRA and CHSA businesses in fiscal 2017. Revenues in fiscal 2018 increased primarily due to new business started from Employer Services New Business Bookings. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and PEO Services.

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

Total Expenses

Our total expenses increased 8% in fiscal 2018, as compared to fiscal 2017. The increase is primarily due to an increase in PEO Services zero-margin benefits pass-through costs, increased costs to service our client base in support of our growing revenue, and increases in selling expense. Total expenses also increased due to costs related to acquisitions, the impact of foreign currency, and costs related to proxy contest matters in fiscal 2018.

Operating expenses increased 8% in fiscal 2018, as compared to fiscal 2017. PEO Services zero-margin benefits pass-through costs were $2,463.1 million for fiscal 2018 and $2,173.9 million for fiscal 2017. Additionally, operating expenses increased due to costs related to acquisitions, higher costs to service our client base in support of our growing revenue as well as the impact of foreign currency.

Systems development and programming costs increased 1% in fiscal 2018, as compared to fiscal 2017, due to increased investments in product innovation and costs to develop, support, and maintain our products, impact of foreign currency translation, partially offset by a higher proportion of capitalized costs of our strategic projects.

Selling, general and administrative expenses increased 7% in fiscal 2018, as compared to fiscal 2017.  The increase was primarily due to increases in selling expense to support our 8% new business bookings growth, charges related to our transformation initiatives, costs related to acquisitions, costs related to proxy contest matters, and the impact of foreign currency translation.

Other Expense/(Income), net

(In millions)
Years ended June 30,	2018*	2017*	$ Change
Interest income on corporate funds	$(83.5)	$(76.7)	$6.8
Realized gains on available-for-sale securities	(2.0)	(5.3)	(3.3)
Realized losses on available-for-sale securities	4.5	3.1	(1.4)
Gain on sale of businesses (see Note 4 of the Consolidated Financial Statements)	—	(205.4)	(205.4)
Gain on sale of assets	(0.7)	—	0.7
Non-service components of pension expense, net	253.8	(58.9)	(312.7)
Other expense/(income), net	$172.1	$(343.2)	$(515.3)

*Restated for impact of ASU 2017-07.

During fiscal 2018, non-service components of pension expense included $319.6 million of special termination benefits related to our VERP, partially offset by $65.8 million related to other components of net periodic pension cost. See Note 1 and Note 12 of our Consolidated Financial Statements for additional details.

Other expense/(income), net, decreased $515.3 million in fiscal 2018, as compared to fiscal 2017. The decrease was primarily due to the charges within non-service components of pension expense discussed above in fiscal 2018 and the gain on sale of the CHSA and COBRA businesses of $205.4 million in fiscal 2017.

Earnings before Income Taxes

Earnings before income taxes decreased 13% primary due to $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our VERP in fiscal 2018 and the gain on the sale of the CHSA and COBRA businesses in fiscal 2017 offset by the increases in revenues and increases in expenses discussed above.

Overall margin decreased from 21.2% in fiscal 2017 to 17.1% in fiscal 2018 primarily due to $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our VERP in fiscal 2018, the gain on the sale of the CHSA and COBRA businesses in fiscal 2017, costs related to acquisitions and incremental pressure from growth in our zero-margin benefits pass-through revenues in fiscal 2018. These drivers were partially offset by operating and selling efficiencies in fiscal 2018.

Adjusted EBIT

In fiscal 2018, adjusted EBIT increased 9% due to the increases in revenues offset by the increases in expenses discussed above. Overall adjusted EBIT margin increased slightly due to operating and selling efficiencies offset by pressure from fiscal 2018 acquisitions and incremental pressure from growth in our zero-margin benefits pass-through revenues.

Provision for Income Taxes

The effective tax rate in fiscal 2018 and 2017 was 17.4% and 31.7%, respectively. The decrease in the effective tax rate is due to the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Act, the reduction in the federal corporate statutory tax rate to 28.1% from 35% as a result of the Act and the release of reserves for uncertain tax positions, partially offset by the impact in the prior period of the sale of the CHSA and COBRA businesses and the impact of the benefit due to tax incentives associated with the domestic production activity deduction and research tax credit in fiscal 2017. Refer to Note 13, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2018 and 2017 was 26.2% and 31.1%, respectively. The decrease in the adjusted effective tax rate is due to the reduction in the blended federal corporate statutory tax rate to 28.1% from 35% as a result of the Act and the release of reserves for uncertain tax positions in fiscal 2018, partially offset by the impact of a benefit due to tax incentives associated with the domestic production activity deduction and research tax credit in fiscal 2017.

Net Earnings and Diluted Earnings per Share

Net earnings increased 5% in fiscal 2018 due to the reduction in our effective tax rate described above, offset by $319.6 million related to the special termination benefit charges and $17.5 million of other charges related to our VERP in fiscal 2018 and the gain on the sale of the CHSA and COBRA businesses in fiscal 2017.

Diluted earnings per share increased 7% as a result of an increase in net earnings and the impact of fewer shares outstanding, resulting from the repurchase of approximately 8.5 million shares in fiscal 2018 and 13.5 million shares in fiscal 2017, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

Adjusted net earnings increased 17% in fiscal 2018 due to the increase in adjusted EBIT combined with the reduction in our adjusted effective tax rate described above when compared to fiscal 2017.

For fiscal 2018, our adjusted diluted EPS increased 19% and reflects the changes described above in our adjusted net earnings and shares outstanding.

ANALYSIS OF REPORTABLE SEGMENTS

In the first quarter of fiscal 2019, our chief operating decision maker (“CODM”) began reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with the effects of changes to certain corporate allocations. These changes represent a change in the measure of segment performance. Effective July 1, 2018, we adopted ASC 606 (see Note 1 of the Consolidated Financial Statements). The segment results in the table below reflect the impacts of the adoption of ASC 606, the inclusion of client funds interest in our segments at actual interest rates, the inclusion of ADP Indemnity in the PEO segment, and changes to certain corporate allocations. We reflected these new segment measures beginning in fiscal 2019 and prior period segment results are restated for comparability.

Revenues

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Currency Basis
	2019	2018	2017	2019	2018	2019	2018
Employer Services	$9,942.8	$9,454.8	$8,914.2	5%	6%	6%	5%
PEO Services	4,242.7	3,882.3	3,468.4	9%	12%	9%	12%
Other	(10.3)	(9.4)	(10.6)	n/m	n/m	n/m	n/m
	$14,175.2	$13,327.7	$12,372.0	6%	8%	7%	7%

Earnings before Income Taxes

(In millions)

	Years Ended			% Change
	June 30,			As Reported		Constant Currency Basis
	2019	2018	2017	2019	2018	2019	2018
Employer Services	$2,957.0	$2,598.1	$2,396.8	14%	8%	14%	7%
PEO Services	620.1	544.6	463.4	14%	18%	14%	18%
Other	(571.5)	(860.1)	(243.3)	n/m	n/m	n/m	n/m
	$3,005.6	$2,282.6	$2,616.9	32%	(13)%	32%	(14)%

Employer Services

Fiscal 2019 Compared to Fiscal 2018

Revenues

Employer Services' revenues increased 5% in fiscal 2019, as compared to fiscal 2018. Revenues increased primarily due to new business started from New Business Bookings and continued strong retention. Our revenue growth includes one percentage point of pressure from foreign currency offset by benefits from acquisitions. Our revenues also increased due to the interest earned on funds held for clients, which benefited from improvement in the average yield earned on our client funds investments and growth in average client funds balances, and an increase in the number of employees on our clients' payrolls as our pays per control increased 2.7% in fiscal 2019, as compared to fiscal 2018. Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. In addition, the Employer Services client revenue retention rate for fiscal 2019 improved 40 basis points to 90.8% as compared to our rate for fiscal 2018. This improvement was driven by higher retention across our cloud-based solutions and our focus on improving the client experience.

Earnings before Income Taxes

Employer Services’ earnings before income taxes increased 14% in fiscal 2019, as compared to fiscal 2018. The increase was due to increased revenues discussed above and partially offset by increases in expenses of $129.1 million, which were primarily due to increased selling and marketing expenses, costs related to acquisitions offset by operating efficiencies and impact from foreign currency.

Employer Services' overall margin increased from 27.5% to 29.7% for fiscal 2019, as compared to fiscal 2018. This increase is primarily due to operating efficiencies and aided by an increase in interest earned on funds held for clients, partially offset by increased costs related to our acquisitions. The efficiencies driving margin performance are the result of our continued successful execution of our broader transformation initiatives, including VERP and improvements in our systems infrastructure spend and automation efforts.

Fiscal 2018 Compared to Fiscal 2017

Revenues

Employer Services' revenues increased 6% in fiscal 2018, as compared to fiscal 2017. Revenues increased primarily due to new business started from new business bookings. Our revenue growth includes two percentage points of combined benefit from foreign currency and acquisitions, partially offset by the impact of the disposition of our COBRA and CHSA businesses in fiscal 2017. Our revenues also benefited from the impact of an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.7% in fiscal 2018 as compared to fiscal 2017. Employer Services client revenue retention rate for fiscal 2018 improved 50 basis points to 90.4% as compared to our rate for fiscal 2017. This improvement was driven by higher retention across our cloud-based solutions, our focus on improving the client experience, and the loss of a large client within our former CHSA business in fiscal 2017.

Earnings before Income Taxes

Employer Services’ earnings before income taxes increased 8% in fiscal 2018, as compared to fiscal 2017.  The increase was due to increased revenues discussed above, which was partially offset by an increase in expenses of $339.3 million, primarily due to investments in operational resources to support our revenue growth coupled with increased selling expenses in fiscal 2018.

Employer Services' overall margin increased from 26.9% to 27.5% for fiscal 2018, as compared to fiscal 2017. This 60 basis point increase was driven by operating efficiencies in fiscal 2018 partially offset by the impact of costs related to acquisitions.

PEO Services

Fiscal 2019 Compared to Fiscal 2018

Revenues

PEO Services' revenues increased 9% in fiscal 2019, as compared to fiscal 2018. PEO Services' revenues, excluding zero-margin benefits pass-through costs, increased from $1,419.2 million to $1,530.2 million for fiscal 2019. The increase was due to an 8% increase in the average number of Worksite Employees in fiscal 2019 driven by an increase in the number of new PEO Services clients and growth in our existing clients.

PEO Services' revenues includes zero-margin benefits pass-through costs associated with benefits coverage, which increased to $2,712.5 million in fiscal 2019 from $2,463.1 million in fiscal 2018.

Earnings before Income Taxes

PEO Services’ earnings before income taxes increased 14% in fiscal 2019, as compared to fiscal 2018. The increase was due to the increased revenues discussed above offset by an increase in expenses of $284.9 million. This increase in expenses was primarily related to an increase in zero-margin benefits pass-through costs of $249.4 million described above.

PEO Services' overall margin increased from 14.0% to 14.6% for fiscal 2019, as compared to fiscal 2018, due to operating efficiencies partially offset by increases in selling expenses and changes in our estimated incurred losses related to ADP Indemnity in fiscal 2019 as compared to fiscal 2018.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. The Company has obtained approximately $242 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2019 and 2018 under the letters of credit. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment.  ADP Indemnity recorded a pre-tax benefit of approximately $39 million in fiscal 2019, $40 million in fiscal 2018 and $20 million in fiscal 2017, which is primarily a result of changes in our estimated incurred losses. For the fiscal years 2013 to 2019, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2019, ADP Indemnity paid a premium of $218.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2019 policy year to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. ADP Indemnity paid a premium of $215.0 million in July 2019 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2020 policy year on terms substantially similar to the fiscal 2019 reinsurance policy.

Fiscal 2018 Compared to Fiscal 2017

Revenues

PEO Services' revenues increased 12% in fiscal 2018, as compared to fiscal 2017. PEO Services' revenues excluding zero-margin benefits pass-through costs increased from $1,294.5 million to $1,419.2 million for fiscal 2018. The increase in revenues was due to a 9% increase in the average number of Worksite Employees, driven by an increase in the number of new PEO Services clients.

PEO Services' revenues includes zero-margin benefits pass-through costs associated with benefits coverage, which increased to $2,463.1 million in fiscal 2018 from $2,173.9 million in fiscal 2017.

Earnings before Income Taxes

PEO Services’ earnings before income taxes increased 18% in fiscal 2018, as compared to fiscal 2017. The increase was due to the increased revenues discussed above, which was partially offset by an increase in expenses of $332.7 million. This increase in expenses was primarily related to an increase in zero-margin benefits pass-through costs of $289.2 million.

PEO Services' overall margin increased from 13.4% to 14.0% for fiscal 2018, as compared to fiscal 2017, due to reductions in selling expenses and changes in our estimated incurred losses related to ADP Indemnity in fiscal 2018 as compared to fiscal 2017, partially offset by pressure from growth in our zero-margin benefits pass-through revenues.

For impact of ADP Indemnity to PEO services, refer to discussion above.

Other

The primary components of “Other” are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, the elimination of intercompany transactions, and other interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, long-term marketable securities, cash flow from operations together with our $10.3 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements, together with our $10.3 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see Quantitative and Qualitative Disclosures about Market Risk for a further discussion of the risks of our client funds investment strategy. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

As of June 30, 2019, cash and cash equivalents were $1.9 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the years ended 2019, 2018, and 2017, are summarized as follows:

(In millions)	Years ended June 30,			$ Change
	2019	2018	2017	2019	2018
Cash provided by (used in):
Operating activities	$2,688.3	$2,515.2	$2,125.9	$173.1	$389.3
Investing activities	(2,197.7)	(2,504.6)	(1,113.2)	306.9	(1,391.4)
Financing activities	(207.7)	(1,655.9)	(8,281.7)	1,448.2	6,625.8
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(28.8)	5.8	(8.0)	(34.6)	13.8
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$254.1	$(1,639.5)	$(7,277.0)	$1,893.6	$5,637.5

Fiscal 2019 Compared to Fiscal 2018

Net cash flows provided by operating activities in fiscal 2019 and fiscal 2018 include cash payments for reinsurance agreements of $218.0 million and $235.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is primarily due to growth in our business offset by a net decrease in the components of working capital as compared to fiscal 2018.

Net cash flows from investing activities changed due to lower payments made related to acquisitions, the timing of proceeds offset by purchases of corporate and client funds marketable securities of $91.8 million, and reduced capital expenditures, partially offset by the payments made related to acquisitions of intangible assets in fiscal 2019.

Net cash flows from financing activities changed primarily due to a net increase in the cash flow from client funds obligations of $1,355.6 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, more cash returned to shareholders via dividends in fiscal 2019, partially offset by an increase in net proceeds from reverse repurchase agreements and less cash paid for share repurchases.

We purchased approximately 6.5 million shares of our common stock at an average price per share of $143.02 during fiscal 2019, as compared to purchases of 8.5 million shares at an average price per share of $116.07 during fiscal 2018. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Net cash flows from financing activities changed due to net increase in the cash flow from client funds obligations of $6,461.0 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees and less cash paid for share repurchases.

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

Capital Resources and Client Fund Obligations

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In June 2019, the Company increased its U.S. short-term commercial paper program to provide for the issuance of up to $10.3 billion from $9.8 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 (“P-1”) by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. In fiscal 2019 and 2018, our average daily borrowings were $2.8 billion at a weighted average interest rate of 2.2% and 1.4%, respectively. The weighted average maturity of our commercial paper during fiscal 2019 and 2018 was approximately two days.  At June 30, 2019 and 2018, we had no outstanding obligations under our short-term commercial paper program.

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days.  We have successfully borrowed through the use of reverse repurchase agreements on an as needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2019, the Company had $262.0 million of outstanding obligations related to the reverse repurchase agreements. All outstanding reverse repurchase obligations matured and were fully paid in early July 2019. At June 30, 2018, there were no outstanding obligations related to the reverse repurchase agreements. For fiscal 2019 and 2018, we had average outstanding balances under reverse repurchase agreements of $316.7 million and $374.4 million, respectively, at weighted average interest rates of 1.9% and 1.3%, respectively. See the Consolidated Balance Sheets of our Consolidated Financial Statements for client fund investments used as collateral for reverse repurchase agreements.

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.8 billion, 364-day credit agreement that matures in June 2020 with a one year term-out option. In addition, we have a five-year $3.75 billion credit facility and a five-year $2.75 billion credit facility maturing in June 2023 and June 2024, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary.  We had no borrowings through June 30, 2019 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.3 billion available to us under the revolving credit agreements. See Note 10 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA rated senior tranches of fixed rate auto loan, credit card, equipment lease, and rate reduction receivables, secured predominantly by prime collateral.  All collateral on asset-backed securities is performing as expected.  In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio).  This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 7 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for fiscal 2019 were $162.7 million, as compared to $191.9 million for fiscal 2018. We expect capital expenditures in fiscal 2020 to be about $175 million.

Contractual Obligations

The following table provides a summary of our contractual obligations at June 30, 2019:

(In millions)	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Unknown	Total

Debt Obligations (1)	$58.4	$1,081.5	$69.5	$1,054.6	$—	$2,264.0
Operating Lease Obligations (2)	$147.9	$196.8	$117.7	$134.0	$—	$596.4
Purchase Obligations (3)	$354.7	$118.9	$9.8	$0.2	$—	$483.6
Obligations Related to Unrecognized Tax Benefits (4)	$9.6	$—	$—	$—	$44.6	$54.2
Other Long-Term Liabilities Reflected on our Consolidated Balance Sheets:
Compensation and Benefits (5)	$47.5	$83.0	$47.7	$177.2	$109.0	$464.4
Total	$618.1	$1,480.2	$244.7	$1,366.0	$153.6	$3,862.6

(1)	These amounts represent the principal and interest payments of our debt.

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

(3)
Purchase obligations are comprised of a $215.0 million reinsurance premium with Chubb for the fiscal 2020 policy year, as well as obligations related to software subscription licenses and purchase and maintenance agreements on our software, equipment, and other assets.

(4)
Based on current estimates, we expect to make cash payments up to $9.6 million in the next twelve months for obligations related to unrecognized tax benefits across various jurisdictions and tax periods. For $44.6 million of obligations related to unrecognized tax benefits we are unable to make reasonably reliable estimates as to the period in which cash payments are expected to be paid.

(5)
Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.  These amounts exclude the estimated contributions to our defined benefit plans, which are expected to be $9.3 million in fiscal 2020.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2019, the obligations relating to these matters, which are expected to be paid in fiscal 2020, total $29,144.5 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had

$29,434.2 million of cash and cash equivalents and marketable securities that were impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2019.

Separately, ADP Indemnity paid a premium of $215.0 million in July 2019 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2020 policy year. At June 30, 2019, ADP Indemnity had total assets of $575.8 million to satisfy the actuarially estimated unpaid losses of $448.1 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $4.0 million and $4.6 million, net of insurance recoveries, in fiscal 2019 and 2018, respectively. Refer to the "Analysis of Reportable Segments - PEO Services" above for additional information regarding ADP Indemnity.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.3 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible short-term credit ratings), our ability to engage in reverse repurchase transactions and available borrowings under our $10.3 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating for corporate, Canadian government agency and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A. The maximum maturity at time of purchase for BBB-rated securities is 5 years, for single A rated securities is 7 years, and for AA-rated and AAA-rated securities is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

(In millions)
Years ended June 30,	2019	2018	2017
Average investment balances at cost:
Corporate investments	$4,817.3	$5,112.4	$6,143.3
Funds held for clients	25,458.5	24,332.6	23,023.5
Total	$30,275.8	$29,445.0	$29,166.8

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	2.0%	1.6%	1.2%
Funds held for clients	2.2%	1.9%	1.7%
Total	2.2%	1.9%	1.6%

Realized gains on available-for-sale securities	$(1.8)	$(2.0)	$(5.3)
Realized losses on available-for-sale securities	2.7	4.5	3.1
Net realized losses/(gains) on available-for-sale securities	$0.9	$2.5	$(2.2)

As of June 30:

Net unrealized pre-tax gains/(losses) on available-for-sale securities	$287.5	$(355.7)	$102.5

Total available-for-sale securities at fair value	$24,859.1	$22,776.2	$21,901.1

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments.  This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 1.9% for fiscal 2018 to 2.2% for fiscal 2019. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $13 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2020.  A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2020.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA and AA- rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial-mortgage-backed securities. Approximately 79% of our available-for-sale securities held a AAA or AA rating at June 30, 2019. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government and United Kingdom Gilt securities.

We operate and transact business in various foreign jurisdictions and are therefore exposed to market risk from changes in foreign currency exchange rates that could impact our consolidated results of operations, financial position, or cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We may use derivative financial instruments as risk management tools and not for trading purposes. We had no derivative financial instruments outstanding at June 30, 2019 or 2018.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, Recently Issued Accounting Pronouncements, of Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and other comprehensive income. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are Revenue Recognition (including Deferred Costs), Goodwill and Income Taxes. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to the Consolidated Financial Statements for discussion of our policies.

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
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and the schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective July 1, 2018, the Company adopted FASB Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), on a retrospective basis.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - Employer Services Reportable Segment - Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company's new next-gen platform for which there is limited historical data and for which the forecasted future revenue and operating margin contribute significantly to the fair value of a reporting unit with approximately $678 million of goodwill within the Employer Services reportable segment as of June 30, 2019.
Given the significant judgments made by management to estimate the fair value contributed by the next-gen platform for which there is limited historical data, including management’s judgments in selecting significant business assumptions to forecast future revenue and operating margin for the next-gen platform, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of forecasts of future revenue and operating margin used by management to estimate the fair value contributed by the next-gen platform included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting units within the Employer Services reportable segment, such as controls related to management’s determination of forecasts of future revenue and operating margin.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, including testing the mathematical accuracy of the calculation.

•
We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts. Due to the limited historical data for the next-gen platform, we evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) the historical operating results of the Company’s similar existing platforms, (2) the limited operating results to date of the next-gen platform, (3) internal communications to management and the board of directors, (4) external communications made by management to analysts and investors, and (5) industry reports containing analyses of the Company’s and its competitor’s platforms.

Client Fund Obligations - Refer to Note 7 to the financial statements
Critical Audit Matter Description
The liability for client funds obligations represents the Company’s contractual obligations primarily to remit funds to satisfy clients' payroll and tax payment obligations and are recorded at the time the Company impounds funds from clients (i.e., money movement). This money movement activity involves significant amounts of client funds being impounded and remitted to third parties and results in a high volume of transactions and a current liability of $29,144.5 million as of June 30, 2019. The Company performs complex data extracts in order to reconcile the client funds obligations to funds held for clients and records a high volume of material manual adjustments in order to properly reflect the client funds obligations’ as of period end.
Given the significant volume of data extraction required, complexity of the reconciliation process, and the process used by management to extract the relevant data, auditing the client funds obligations is complex and requires the involvement of data specialists to independently reperform the reconciliation and test the completeness and accuracy of the manual adjustments recorded by management.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's client funds obligations included the following, among others:

•	We tested the effectiveness of general information technology controls over the applications relevant to the money movement reconciliation process.

•
We tested the effectiveness of (1) management's controls over the client funds obligation data reconciliation and (2) management's control to reconcile the consolidated client funds obligations to the corresponding consolidated funds held for clients balance.

•
We involved data specialists to (1) independently reperform management's client funds obligation reconciliation and (2) perform data analyses to identify and evaluate recurring and new adjustments in the current period as well as significant fluctuations from prior periods.

•
For a selection of client funds obligations transactions, we evaluated whether the funds were impounded prior to June 30, 2019, agreed the liability to the corresponding asset balance, and evaluated whether the funds were properly included or excluded from the client funds obligations.

•	We made a selection of manual adjustments recorded by management to properly reflect the client funds obligations balance and tested the accuracy of the selected adjustments.

•	We made a selection of disbursements to third-parties subsequent to the balance sheet date to evaluate whether they were properly included or excluded from client funds obligations.

•	We tested the Company’s reconciliation of the consolidated client funds obligations to funds held for clients.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 9, 2019

We have served as the Company’s auditor since 1968.

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,		2018	2017
	2019	*As Restated	*As Restated

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$9,375.8	$8,983.4	$8,510.1
Interest on funds held for clients	561.9	466.5	397.4
PEO revenues (A)	4,237.5	3,877.8	3,464.5
TOTAL REVENUES	14,175.2	13,327.7	12,372.0

EXPENSES:
Costs of revenues:
Operating expenses	7,145.9	6,901.0	6,386.2
Systems development and programming costs	636.3	635.4	632.1
Depreciation and amortization	304.4	274.5	226.2
TOTAL COSTS OF REVENUES	8,086.6	7,810.9	7,244.5

Selling, general, and administrative expenses	3,064.2	2,959.4	2,773.8
Interest expense	129.9	102.7	80.0
TOTAL EXPENSES	11,280.7	10,873.0	10,098.3

Other (income)/expense, net	(111.1)	172.1	(343.2)

EARNINGS BEFORE INCOME TAXES	3,005.6	2,282.6	2,616.9

Provision for income taxes	712.8	397.7	829.1

NET EARNINGS	$2,292.8	$1,884.9	$1,787.8

BASIC EARNINGS PER SHARE	$5.27	$4.28	$3.99

DILUTED EARNINGS PER SHARE	$5.24	$4.25	$3.97

Basic weighted average shares outstanding	435.0	440.6	447.8
Diluted weighted average shares outstanding	437.6	443.3	450.3

*See Note 1 for a summary of adjustments.

(A) For the years ended June 30, 2019 ("fiscal 2019"), June 30, 2018 ("fiscal 2018"), and June 30, 2017 ("fiscal 2017"), Professional Employer Organization ("PEO") revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $42,688.8 million, $39,140.9 million, and $34,567.4 million, respectively.

See notes to the Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,		2018	2017
	2019	*As Restated	*As Restated

Net earnings	$2,292.8	$1,884.9	$1,787.8

Other comprehensive income/loss:
Currency translation adjustments	(42.2)	7.8	19.0

Unrealized net gains/(losses) on available-for-sale securities	642.4	(460.7)	(405.7)
Tax effect	(144.4)	123.4	141.6
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	0.9	2.7	(2.2)
Tax effect	(0.3)	(0.6)	0.8

Pension net (losses)/gains arising during the year	(84.7)	87.0	109.6
Tax effect	20.0	(18.7)	(43.6)
Reclassification of pension liability adjustment to net earnings	40.3	9.3	20.6
Tax effect	(9.5)	(4.5)	(8.2)

Other comprehensive income/(loss), net of tax	422.5	(254.3)	(168.1)
Comprehensive income	$2,715.3	$1,630.6	$1,619.7

*See Note 1 for a summary of adjustments.

See notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,		2018
	2019	*As Restated
Assets
Current assets:
Cash and cash equivalents	$1,949.2	$2,170.0
Accounts receivable, net of allowance for doubtful accounts of $54.9 and $51.3, respectively	2,439.3	1,984.2
Other current assets	519.6	531.3
Total current assets before funds held for clients	4,908.1	4,685.5
Funds held for clients	29,434.2	27,137.8
Total current assets	34,342.3	31,823.3
Long-term receivables, net of allowance for doubtful accounts of $0.4 and $0.5, respectively	23.8	25.5
Property, plant and equipment, net	764.2	793.7
Deferred contract costs	2,428.5	2,377.4
Other assets	934.4	699.3
Goodwill	2,323.0	2,243.5
Intangible assets, net	1,071.5	886.4
Total assets	$41,887.7	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$125.5	$135.4
Accrued expenses and other current liabilities	1,759.0	1,547.6
Accrued payroll and payroll-related expenses	721.1	667.7
Dividends payable	340.1	298.9
Short-term deferred revenues	220.7	225.7
Obligations under reverse repurchase agreements (A)	262.0	—
Income taxes payable	54.8	43.9
Total current liabilities before client funds obligations	3,483.2	2,919.2
Client funds obligations	29,144.5	27,493.5
Total current liabilities	32,627.7	30,412.7
Long-term debt	2,002.2	2,002.4
Other liabilities	798.7	728.0
Deferred income taxes	659.9	522.0
Long-term deferred revenues	399.3	448.1
Total liabilities	36,487.8	34,113.2

Commitments and Contingencies (Note 14)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at June 30, 2019 and June 30, 2018; outstanding, 434.2 and 438.8 shares at June 30, 2019 and June 30, 2018, respectively	63.9	63.9
Capital in excess of par value	1,183.2	1,014.8
Retained earnings	17,500.6	16,546.6
Treasury stock - at cost: 204.5 and 199.9 shares at June 30, 2019 and June 30, 2018, respectively	(13,090.5)	(12,209.6)
Accumulated other comprehensive loss	(257.3)	(679.8)
Total stockholders’ equity	5,399.9	4,735.9
Total liabilities and stockholders’ equity	$41,887.7	$38,849.1

*See Note 1 for a summary of adjustments.

(A) As of June 30, 2019, $261.4 million of long-term marketable securities and $0.6 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 10).

See notes to the Consolidated Financial Statements.

Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings *As Restated	Treasury Stock	Accumulated Other Comprehensive Income/(Loss) *As Restated
	Shares	Amount

Balance at June 30, 2016	638.7	$63.9	$768.1	$14,960.1	$(10,138.6)	$(215.1)
Net earnings	—	—	—	1,787.8	—	—
Other comprehensive income	—	—	—	—	—	(168.1)
Stock-based compensation expense	—	—	115.5	—	—	—
Issuances relating to stock compensation plans	—	—	(15.8)	—	169.2	—
Treasury stock acquired (13.5 shares)	—	—	—	—	(1,334.3)	—
Dividends ($2.24 per share)	—	—	—	(1,008.5)	—	—

Balance at June 30, 2017	638.7	$63.9	$867.8	$15,739.4	$(11,303.7)	$(383.2)
Net earnings	—	—	—	1,884.9	—	—
Other comprehensive loss	—	—	—	—	—	(254.3)
Stock-based compensation expense	—	—	145.3	—	—	—
Issuances relating to stock compensation plans	—	—	1.7	—	144.5	—
Treasury stock acquired (8.5 shares)	—	—	—	—	(1,050.4)	—
Other (see Note 1)	—	—	—	42.3	—	(42.3)
Dividends ($2.52 per share)	—	—	—	(1,120.0)	—	—

Balance at June 30, 2018	638.7	$63.9	$1,014.8	$16,546.6	$(12,209.6)	$(679.8)
Net earnings	—	—	—	2,292.8	—	—
Other comprehensive income	—	—	—	—	—	422.5
Stock-based compensation expense	—	—	144.2	—	—	—
Issuances relating to stock compensation plans	—	—	24.2	—	124.1	—
Treasury stock acquired (6.5 shares)	—	—	—	—	(1,005.0)	—
Dividends ($3.06 per share)	—	—	—	(1,338.8)	—	—
Balance at June 30, 2019	638.7	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)

*See Note 1 for a summary of adjustments.

See notes to the Consolidated Financial Statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2019	2018 *As Restated	2017 *As Restated
Cash Flows from Operating Activities:
Net earnings	$2,292.8	$1,884.9	$1,787.8
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	409.0	377.6	316.1
Amortization of deferred contract costs	874.0	837.4	787.9
Deferred income taxes	9.3	(152.0)	41.3
Stock-based compensation expense	167.3	175.4	138.9
Net pension expense	55.4	330.4	24.2
Net amortization of premiums and accretion of discounts on available-for-sale securities	50.1	71.5	85.9
Impairment of intangible assets	12.1	—	—
Gain on sale of assets	(19.8)	(0.7)	—
Gain on sale of divested businesses, net of tax	—	—	(121.4)
Other	43.9	32.2	37.1
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
(Increase)/decrease in accounts receivable	(473.9)	(291.8)	23.4
Increase in other assets	(987.2)	(858.3)	(1,139.4)
Decrease in accounts payable	(10.7)	(1.9)	(11.6)
Increase in accrued expenses and other liabilities	266.0	110.5	155.7
Net cash flows provided by operating activities	2,688.3	2,515.2	2,125.9

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(4,422.6)	(4,876.8)	(4,382.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,909.0	3,455.0	3,593.6
Capital expenditures	(162.0)	(206.1)	(240.2)
Additions to intangibles	(404.5)	(264.7)	(230.4)
Acquisitions of businesses, net of cash acquired	(125.5)	(612.4)	(87.4)
Proceeds from the sale of property, plant, and equipment and other assets	7.9	0.4	—
Proceeds from the sale of divested businesses	—	—	234.0
Net cash flows used in investing activities	(2,197.7)	(2,504.6)	(1,113.2)

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	1,696.0	340.4	(6,120.6)
Payments of debt	(2.1)	(7.3)	(2.0)
Repurchases of common stock	(937.7)	(989.3)	(1,259.6)
Net proceeds from stock purchase plan and stock-based compensation plans	72.9	69.3	95.7
Dividends paid	(1,293.0)	(1,063.7)	(995.2)
Net proceeds from reverse repurchase agreements	262.0	—	—
Other	(5.8)	(5.3)	—
Net cash flows used in financing activities	(207.7)	(1,655.9)	(8,281.7)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(28.8)	5.8	(8.0)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	254.1	(1,639.5)	(7,277.0)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	6,542.1	8,181.6	15,458.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$6,796.2	$6,542.1	$8,181.6

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,949.2	$2,170.0	$2,780.4
Restricted cash and restricted cash equivalents included in funds held for clients (A)	4,847.0	4,372.1	5,401.2
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,796.2	$6,542.1	$8,181.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$127.5	$100.5	$78.1
Cash paid for income taxes, net of income tax refunds	$633.8	$529.7	$817.1

*See Note 1 for a summary of adjustments.

(A) See Note 7 for a reconciliation of restricted cash and restricted cash equivalents in funds held for clients on the Consolidated Balance Sheets.

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

The Company has a grantor trust, which holds the majority of the funds provided by its clients pending remittance to employees of those clients, tax authorities, and other payees. The Company is the sole beneficial owner of the trust. The trust meets the criteria in Accounting Standards Codification (“ASC”) 810, “Consolidation” to be characterized as a variable interest entity (“VIE”). The Company has determined that it has a controlling financial interest in the trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the trust (including the power to make all investment decisions for the trust) and (2) the right to receive benefits that could potentially be significant to the trust (in the form of investment returns) and therefore, consolidates the trust. Further information on these funds and the Company’s obligations to remit to its clients’ employees, tax authorities, and other payees is provided in Note 7, “Corporate Investments and Funds Held for Clients.”

Restatements

Effective July 1, 2018, certain prior period amounts have been restated to conform to the current period presentation in connection with the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (ASC 606)” and ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” Also, in the first quarter of the fiscal year ending June 30, 2019 (“fiscal 2019”), the Company's chief operating decision maker (“CODM”) began reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with changes to certain corporate allocations. These changes represent a change in the measure of segment performance. We reflected these new segment measures in fiscal 2019 and prior period segment results are restated for comparability.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenues, expenses, and other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates.

Certain amounts from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

B. Description of Business. The Company is a provider of cloud-based Human Capital Management (“HCM”) solutions. The Company classifies its operations into the following two reportable segments: Employer Services and Professional Employer Organization (“PEO”) Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense.

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

The Company enters into service agreements with clients that include anywhere from one service to a full suite of services. The Company’s agreements vary in duration having a legally enforceable term of 30 days to 5 years. The performance obligations in the agreements are generally combined into one performance obligation, as they are considered a series of distinct services, and are satisfied over time because the client simultaneously receives and consumes the benefits provided as the Company performs the services. The Company uses the output method based on a fixed fee per employee serviced to recognize revenue, as the value to the client of the goods or services transferred to date (e.g. number of payees or number of payrolls processed) appropriately depicts our performance towards complete satisfaction of the performance obligation. The fees are typically billed in the period in which services are performed.

PEO, a component of the HR Outsourcing (“HRO”) strategic pillar, provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. Amounts collected from PEO worksite employers include payroll, fees for benefits, and an administrative fee that also includes payroll taxes, fees for workers’ compensation and state unemployment taxes.

The payroll and payroll taxes collected from the worksite employers are presented in revenue net, as the Company does not retain risk and acts as an agent with respect to this aspect of the PEO arrangement. With respect to the payroll and payroll taxes, the worksite employer is the primarily responsible for providing the service and has discretion in establishing wages.

The fees collected from the worksite employers for benefits (i.e. PEO zero-margin benefits pass-throughs), workers’ compensation and state unemployment taxes are presented in revenues and the associated costs of benefits, workers’ compensation and state unemployment taxes are included in operating expenses, as the Company does retain risk and acts as a principal with respect to this aspect of the arrangement. With respect to these fees, the Company is primarily responsible for fulfilling the service and has discretion in establishing price.

We recognize client fund interest income on collected but not yet remitted funds held for clients in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

Set up fees received from certain clients to implement the Company's solutions are considered a material right. Therefore, the Company defers revenue associated with these set up fees and records them over the period in which such clients are expected to benefit from the material right, which is approximately five to seven years.

Collection of consideration the Company expects to receive typically occurs within 30 to 60 days of billing. We assess the collectability of revenues based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history and their intention to pay the consideration.
D. Deferred Costs.
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
Costs to fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract ii) are expected to generate resources that will be used to satisfy the Company's performance obligations under the contract and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g. direct labor) are capitalized and amortized on a straight-line basis over the expected client relationship period if the Company expects to recover those costs. The expected client relationship period ranges from three to eight years. These costs are included in operating expenses.
The Company has estimated the amortization periods for the deferred costs by using its historical retention by business units to estimate the pattern during which the service transfers.

E. Cash and Cash Equivalents. Highly liquid investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents. The fair value of our cash and cash equivalents approximates carrying value.

F. Corporate Investments and Funds Held for Clients. All of the Company's marketable securities are considered to be “available-for-sale” and, accordingly, are carried on the Consolidated Balance Sheets at fair value. Unrealized gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until realized. Realized gains and losses from the sale of available-for-sale securities are determined on an aggregate approach basis and are included in other (income)/expense, net on the Statements of Consolidated Earnings.

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
G. Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date and is based upon the Company’s principal, or most advantageous, market for a specific asset or liability.

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

The Company's corporate investments and funds held for clients (see Note 7) are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses various pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model of the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities, as well as the mortgage-backed securities that are included within Other securities in Note 7, the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes Municipal Market Data benchmark yield curves as additional inputs to the model. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company has no available-for-sale securities included in Level 1 and Level 3.

In fiscal 2016, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the "Notes"). The fair value of the Notes are estimated in Note 11 utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service.

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

Data processing equipment	3 to 10 years
Buildings	20 to 40 years
Furniture and fixtures	4 to 7 years

The Company has obligations under various facilities and equipment leases. The Company assesses whether these arrangements meet the criteria for capital leases by determining whether the agreement transfers ownership of the asset, whether the lease includes a bargain purchase option, whether the lease term is for greater than 75% of the asset's useful life, or whether the minimum lease payments exceed 90% of the leased equipment's fair market value. All of the Company's leases are classified as operating leases. Total expense under these operating lease agreements was approximately $270.1 million, $234.9 million, and $234.5 million in fiscal 2019, 2018, and 2017, respectively.

I. Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

The Company’s annual goodwill impairment assessment as of June 30, 2019 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value.  We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business.  Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.  Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.  As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.

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

M. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2019
Net earnings	$2,292.8			$2,292.8
Weighted average shares (in millions)	435.0	1.0	1.6	437.6
EPS	$5.27			$5.24

2018
Net earnings	$1,884.9			$1,884.9
Weighted average shares (in millions)	440.6	1.1	1.6	443.3
EPS	$4.28			$4.25

2017
Net earnings	$1,787.8			$1,787.8
Weighted average shares (in millions)	447.8	0.9	1.6	450.3
EPS	$3.99			$3.97

Options to purchase 0.7 million, 0.9 million, and 1.0 million shares of common stock for fiscal 2019, 2018, and 2017, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

N. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant, and in the case of international units settled in cash, adjusts this fair value based on changes in the Company's stock price during the vesting period. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company's stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding. Restricted stock units and restricted stock awards are valued based on the closing price of the Company's common stock on the date of the grant and, in the case of performance based restricted stock units and restricted stock, are adjusted for changes to probabilities of achieving performance targets. International restricted stock units are settled in cash and are marked-to-market based on changes in the Company's stock price. See Note 12 for additional information on the Company's stock-based compensation programs.

O. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized generally over a three to five-year period on a straight-line basis. The Company begins to capitalize costs incurred for computer software developed for internal use when the preliminary development efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. Capitalization ceases when a computer software project is substantially complete and ready for its intended use.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2019 and 2018, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $54.2 million and $45.2 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, favorable settlements related to various jurisdictions and tax periods could increase earnings by up to $3 million and expected cash payments could be up to $10 million in the next twelve months. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a revision become known.

R. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. The Company has obtained approximately $242 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2019 and 2018 under the letters of credit. For the fiscal years 2013 to 2018, as well as in July 2018 for the year ended June 30, 2019 (“fiscal 2019”), ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $215 million in July 2019 to enter into a reinsurance arrangement to cover substantially all losses for the fiscal 2020 policy year on terms substantially similar to the fiscal 2019 policy.

S. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

Effective July 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” on a retrospective basis. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 resulted in enhanced revenue-related disclosures. The standard primarily impacted the manner in which we treat certain costs to fulfill contracts (i.e., implementation costs) and costs to acquire new contracts (i.e., selling costs). The new standard requires the Company to capitalize and amortize additional implementation costs than those capitalized and amortized under previous U.S. GAAP. Under previous U.S. GAAP, the Company immediately expensed all selling expenses. The adoption of the new standard did not materially impact the timing or amount of revenue the Company recognized and did not result in significant changes in its business processes or systems. Refer to Note 2 for further details. Refer to the table below for a summary of the restatements required, as a result of this change, on the Company's statements of consolidated earnings, consolidated balance sheets, and consolidated cash flows for fiscal 2018 and fiscal 2017.

Effective July 1, 2018, the Company adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost.” ASU 2017-07 requires reporting the service cost component in the same line item or items as other compensation costs arising during the period in the Statements of Consolidated Earnings. The other components of net periodic pension cost are required to be presented in the Statements of Consolidated Earnings separately from the service cost component. The Company retrospectively adopted the new standard, and as a result reclassified the non-service cost components of the net periodic benefit cost from within the respective line items of our Statements of Consolidated Earnings to Other (income)/expense, net. Refer to the table below for a summary of the reclassification required, as a result of this change, on the Company's consolidated results of operations for fiscal 2018 and fiscal 2017. The adoption of the new accounting rules only impacted the classification of expenses on the Statements of Consolidated Earnings and did not impact the Company’s consolidated earnings, balance sheets, or cash flows.
Adoption of ASC 606 and ASU 2017-07 impacted the Company's prior period Statements of Consolidated Earnings, Consolidated Balance Sheets, and Consolidated Cash Flows as follows:

Statement of Consolidated Earnings

	Year Ended
	June 30, 2018
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As adjusted
Revenues, other than interest on funds held for clients and PEO revenues	$8,985.2	$(1.8)	$—	$8,983.4
Interest on funds held for clients	466.5	—	—	466.5
PEO revenues	3,874.1	3.7	—	3,877.8
TOTAL REVENUES	13,325.8	1.9	—	13,327.7
Operating expenses	6,937.9	(74.0)	37.1	6,901.0
Systems development and programming costs	630.2	—	5.2	635.4
Depreciation and amortization	274.5	—	—	274.5
Selling, general, and administrative expenses	2,971.5	(35.6)	23.5	2,959.4
Interest expense	102.7	—	—	102.7
Total Expenses	10,916.8	(109.6)	65.8	10,873.0
Other expense/(income), net	237.9	—	(65.8)	172.1
EARNINGS BEFORE INCOME TAXES	2,171.1	111.5	—	2,282.6
Provision for income taxes	550.3	(152.6)	—	397.7
NET EARNINGS	$1,620.8	$264.1	$—	$1,884.9

	Year Ended
	June 30, 2017
	As reported	Adjustments ASC 606	Adjustments ASU 2017-07	As adjusted
Revenues, other than interest on funds held for clients and PEO revenues	$8,518.1	$(8.0)	$—	$8,510.1
Interest on funds held for clients	397.4	—	—	397.4
PEO revenues	3,464.3	0.2	—	3,464.5
TOTAL REVENUES	12,379.8	(7.8)	—	12,372.0
Operating expenses	6,416.1	(63.6)	33.7	6,386.2
Systems development and programming costs	627.5	—	4.6	632.1
Depreciation and amortization	226.2	—	—	226.2
Selling, general, and administrative expenses	2,783.2	(30.0)	20.6	2,773.8
Interest expense	80.0	—	—	80.0
Total Expenses	10,133.0	(93.6)	58.9	10,098.3
Other (income), net	(284.3)	—	(58.9)	(343.2)
EARNINGS BEFORE INCOME TAXES	2,531.1	85.8	—	2,616.9
Provision for income taxes	797.7	31.4	—	829.1
NET EARNINGS	$1,733.4	$54.4	$—	$1,787.8

Consolidated Balance Sheets

	June 30,		June 30,
	2018	Adjustments ASC 606	2018
	As reported		As restated
Assets
Current assets:
Other current assets	$758.0	$(226.7)	$531.3
Total current assets	32,050.0	(226.7)	31,823.3
Deferred contract costs	—	2,377.4	2,377.4
Other assets	1,089.6	(390.3)	699.3
Total assets	$37,088.7	$1,760.4	$38,849.1

Liabilities and Stockholders' Equity
Current liabilities:
Short-term deferred revenues	226.5	(0.8)	225.7
Total current liabilities	30,413.6	(0.8)	30,412.7
Deferred income taxes	107.3	414.7	522.0
Long-term deferred revenues	377.8	70.2	448.1
Total liabilities	33,629.1	484.1	34,113.2

Stockholders' equity:
Retained earnings	15,271.3	1,275.3	16,546.6
Total stockholders’ equity	3,459.6	1,276.3	4,735.9
Total liabilities and stockholders’ equity	$37,088.7	$1,760.4	$38,849.1

Statements of Consolidated Cash Flows

	Year Ended
	June 30,
	2018	Adjustments ASC 606	2018
	As reported		As restated
Cash Flows from Operating Activities:
Net earnings	$1,620.8	$264.1	$1,884.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Amortization of deferred contract costs	—	837.4	837.4
Deferred income taxes	0.5	(152.5)	(152.0)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in other assets	93.5	(951.8)	(858.3)
Increase in accrued expenses and other liabilities	107.7	2.8	110.5
Net cash flows provided by operating activities	$2,515.2	$—	$2,515.2

	Year Ended
	June 30,
	2017	Adjustments ASC 606	2017
	As reported		As restated
Cash Flows from Operating Activities:
Net earnings	$1,733.4	$54.4	$1,787.8
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Amortization of deferred contract costs	—	787.9	787.9
Deferred income taxes	10.0	31.3	41.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in other assets	(269.1)	(870.3)	(1,139.4)
Increase in accrued expenses and other liabilities	159.0	(3.3)	155.7
Net cash flows provided by operating activities	$2,125.9	$—	$2,125.9

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

Recently Issued Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board ("FASB"):

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
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. In addition, this update modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.
		July 1, 2020 (“Fiscal 2021”)	The adoption of this guidance will not have a material impact on its consolidated results of operations, financial condition, or cash flows.

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2016-02 Leases (Topic 842)
This update amends the existing accounting standards for lease accounting and requires lessees to recognize most lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. In July 2018, the FASB issued Accounting Standards Update 2018-10-Codification Improvements to Topic 842 (Leases), and Accounting Standards Update 2018-11-Leases (Topic 842)-Targeted Improvements, which (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) provide entities with an additional transition method to adopt the new standard, and (iii) provide lessors with a practical expedient for separating components of a contract. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) to be more general and/or to correct unintended application of guidance.
July 1, 2019 (“Fiscal 2020”)
The Company has finalized the assessment of the impacts of the new standard. The Company will use the optional transition method with a cumulative adjustment to retained earnings. There is no adjustment to retained earnings. The Company has reached a decision as to the systems it will use to manage the accounting for leases, determined the contracts that are considered leases under the new guidance and is currently in the process of implementing the systems and establishing the appropriate controls and procedures. The Company will utilize the transition package of practical expedients permitted within the new guidance which, among other things, will allow the Company to carry forward the historical lease classification.

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

NOTE 2.  REVENUE

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three strategic pillars: HCM (“HCM”), HR Outsourcing (“HRO”), and Global Solutions with separate disaggregation for PEO zero-margin benefits pass-through revenues and client fund interest revenues. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

HRO provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. This revenue is primarily driven by the Professional Employer Organization Services (“PEO”). The Company has further disaggregated HRO to separate out its PEO zero-margin benefits pass-through revenues.

The Company recognizes client fund interest revenues on collected but not yet remitted funds held for clients in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO zero-margin benefits pass-throughs and client fund interest, and includes a reconciliation to the Company’s reportable segments (in millions):

	Years Ended
	June 30,
Types of Revenues	2019	2018	2017
HCM	$6,441.8	$6,204.9	$6,020.5
HRO, excluding PEO zero-margin benefits pass-throughs	2,444.4	2,261.9	2,068.8
PEO zero-margin benefits pass-throughs	2,712.5	2,463.1	2,173.9
Global	2,014.6	1,931.3	1,711.4
Interest on funds held for clients	561.9	466.5	397.4
Total Revenues	$14,175.2	$13,327.7	$12,372.0

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,447.5	$—	$(5.7)	$6,441.8
HRO, excluding PEO zero-margin benefits pass-throughs	924.0	1,525.0	(4.6)	2,444.4
PEO zero-margin benefits pass-throughs	—	2,712.5	—	2,712.5
Global	2,014.6	—	—	2,014.6
Interest on funds held for clients	556.7	5.2	—	561.9
Total Segment Revenues	$9,942.8	$4,242.7	$(10.3)	$14,175.2

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,210.2	$—	$(5.3)	$6,204.9
HRO, excluding PEO zero-margin benefits pass-throughs	851.3	1,414.7	(4.1)	2,261.9
PEO zero-margin benefits pass-throughs	—	2,463.1	—	2,463.1
Global	1,931.3	—	—	1,931.3
Interest on funds held for clients	462.0	4.5	—	466.5
Total Segment Revenues	$9,454.8	$3,882.3	$(9.4)	$13,327.7

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2017:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,026.7	$—	$(6.2)	$6,020.5
HRO, excluding PEO zero-margin benefits pass-throughs	782.6	1,290.6	(4.4)	2,068.8
PEO zero-margin benefits pass-throughs	—	2,173.9	—	2,173.9
Global	1,711.4	—	—	1,711.4
Interest on funds held for clients	393.5	3.9	—	397.4
Total Segment Revenues	$8,914.2	$3,468.4	$(10.6)	$12,372.0

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the twelve months ended June 30, 2019 were as follows:

Contract Liability
Contract liability, July 1, 2018	$607.5
Recognition of revenue included in beginning of year contract liability	(177.9)
Contract liability, net of revenue recognized on contracts during the period	148.5
Currency adjustments	(14.7)
Contract liability, June 30, 2019	$563.4

Deferred costs

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

The balance is as follows:

June 30,
2019
Deferred costs to obtain a contract	$992.3
Deferred costs to fulfill a contract	1,436.2
Total deferred contract costs (1)	$2,428.5

(1) The amount of total deferred costs amortized during the twelve months ended June 30, 2019, June 30, 2018, and June 30, 2017 were $874.0 million, $837.4 million, and $787.9 million, respectively.

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

NOTE 4. DIVESTITURES

On November 28, 2016, the Company completed the sale of its Consumer Health Spending Account ("CHSA") and Consolidated Omnibus Reconciliation Act ("COBRA") businesses for a pre-tax gain of $205.4 million, and recorded such gain within Other (income)/expense, net on the Statements of Consolidated Earnings in fiscal 2017. The historical results of operations of these businesses are included in the Employer Services segment.

The Company determined that the CHSA and COBRA divestitures did not meet the criteria for reporting discontinued operations under ASU 2014-08 as the disposition of these businesses does not represent a strategic shift that has a major effect on the Company's operations or financial results.

NOTE 5. SERVICE ALIGNMENT INITIATIVE

On July 28, 2016, the Company announced a Service Alignment Initiative that simplified the Company's service organization by aligning the Company's service operations to its strategic platforms and locations. In fiscal 2016, the Company entered into leases in Norfolk, Virginia and Maitland, Florida, and in fiscal 2017, the Company entered into a lease in Tempe, Arizona as part of this effort. The Company began incurring charges during the first quarter of fiscal 2017. The charges primarily relate to employee separation benefits recognized under ASC 712, and also include charges for the relocation of certain current Company employees, lease termination costs, and accelerated depreciation of fixed assets. The Company does not expect to recognize any additional material pre-tax restructuring charges related to the Service Alignment Initiative.

The table below summarizes the composition of the Company's Service Alignment Initiative (reversals)/charges:

	Year Ended			Cumulative amount from inception through
	June 30,			June 30,
	2019	2018	2017	2019
Employee separation benefits (a)	$(22.5)	$15.4	$84.1	$77.0
Other initiative costs (b)	2.7	5.1	5.9	13.7
Gain on sale of assets (c)	(4.1)	—	—	(4.1)
Total (d)	$(23.9)	$20.5	$90.0	$86.6

(a) - Net (reversals)/ charges are recorded in selling, general and administrative expenses on the Statements of Consolidated Earnings.
(b) - Other initiative costs include costs to relocate certain current Company employees to new locations, lease termination charges (both included within selling, general and administrative expenses on the Statements of Consolidated Earnings), and accelerated depreciation on fixed assets (included within depreciation and amortization on the Statements of Consolidated Earnings).
(c) - In fiscal 2019, the Company sold assets related to the Service Alignment Initiative, and as a result recorded a gain of $4.1 million in Other (income)/expense, net, on the Statement of Consolidated Earnings. Refer to Note 6.
(d) - All charges are included within the Other segment.

Activity for the Service Alignment Initiative liability for fiscal 2019 and fiscal 2018 was as follows:

	Employee separation benefits	Other initiative costs	Total
Balance at June 30, 2017	$73.9	$0.5	$74.4
Charged to expense	38.8	5.1	43.9
Reversals	(23.4)	—	(23.4)
Cash payments	(35.3)	(4.4)	(39.7)
Non-cash utilization	—	(0.7)	(0.7)
Balance at June 30, 2018	$54.0	$0.5	$54.5
Charged to expense	4.1	2.7	6.8
Reversals	(26.6)	—	(26.6)
Cash payments	(19.9)	(2.8)	(22.7)
Balance at June 30, 2019	$11.6	$0.4	$12.0

NOTE 6. OTHER (INCOME)/EXPENSE, NET

Other (income)/expense, net consists of the following:

Years ended June 30,	2019	2018	2017
Interest income on corporate funds	$(97.6)	$(83.5)	$(76.7)
Realized gains on available-for-sale securities	(1.8)	(2.0)	(5.3)
Realized losses on available-for-sale securities	2.7	4.5	3.1
Impairment of intangible assets	12.1	—	—
Gain on sale of assets	(4.1)	(0.7)	—
Gain on sale of investment	(15.7)	—	—
Gain on sale of business	—	—	(205.4)
Non-service components of pension expense, net	(6.7)	253.8	(58.9)
Other (income)/expense, net	$(111.1)	$172.1	$(343.2)

The charges within non-service components of pension expense, net include $48.2 million of non-cash settlement charges and of special termination benefits related to the Voluntary Early Retirement Program (“VERP”), for the twelve months ended June 30, 2019, offset by $54.9 million related to other components of net periodic pension cost for the twelve months ended June 30, 2019. Refer to Note 1 and Note 12 for further information.

In fiscal 2019, the Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

Additionally in fiscal 2019, the Company recognized a gain of $4.1 million for the sale of assets in relation to the Service Alignment Initiative, and a gain $15.7 million in relation to the sale of investment held at cost acquired in prior years and subsequently sold, in Other (income)/expense, net, on the Statement of Consolidated Earnings.

NOTE 7. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2019 and 2018 were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$6,796.2	$—	$—	$6,796.2
Available-for-sale securities:
Corporate bonds	10,691.8	182.8	(6.7)	10,867.9
Asset-backed securities	4,658.3	37.8	(5.4)	4,690.7
U.S. Treasury securities	2,933.0	23.8	(8.0)	2,948.8
U.S. government agency securities	2,612.0	17.7	(5.8)	2,623.9
Canadian government obligations and Canadian government agency obligations	1,164.1	7.0	(6.0)	1,165.1
Canadian provincial bonds	800.2	14.5	(0.5)	814.2
Municipal bonds	596.1	16.4	(0.1)	612.4
Other securities	1,116.1	20.6	(0.6)	1,136.1

Total available-for-sale securities	24,571.6	320.6	(33.1)	24,859.1

Total corporate investments and funds held for clients	$31,367.8	$320.6	$(33.1)	$31,655.3

(A) Included within available-for-sale securities are corporate investments with fair values of $271.9 million and funds held for clients with fair values of $24,587.2 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (B)
Type of issue:
Money market securities, cash and other cash equivalents	$6,542.1	$—	$—	$6,542.1
Available-for-sale securities:
Corporate bonds	9,819.4	20.3	(160.9)	9,678.8
Asset-backed securities	4,555.5	0.3	(64.1)	4,491.7
U.S. Treasury securities	2,678.9	0.4	(76.9)	2,602.4
U.S. government agency securities	2,787.0	4.0	(47.7)	2,743.3
Canadian government obligations and Canadian government agency obligations	1,109.0	0.4	(20.6)	1,088.8
Canadian provincial bonds	724.5	5.1	(7.4)	722.2
Municipal bonds	584.6	3.2	(4.3)	583.5
Other securities	873.0	3.0	(10.5)	865.5

Total available-for-sale securities	23,131.9	36.7	(392.4)	22,776.2

Total corporate investments and funds held for clients	$29,674.0	$36.7	$(392.4)	$29,318.3

(B) Included within available-for-sale securities are corporate investments with fair values of $10.5 million and funds held for clients with fair values of $22,765.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.” The Company did not transfer any assets between Levels during fiscal 2019 or 2018. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of June 30, 2019.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2019, are as follows:

	June 30, 2019
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(0.6)	$151.9	$(6.1)	$2,055.6	$(6.7)	$2,207.5
Asset-backed securities	(0.2)	171.9	(5.2)	2,083.5	(5.4)	2,255.4
U.S. Treasury securities	—	1.8	(8.0)	1,159.4	(8.0)	1,161.2
U.S. government agency securities	—	—	(5.8)	1,671.4	(5.8)	1,671.4
Canadian government obligations and Canadian government agency obligations	(6.0)	662.7	—	1.1	(6.0)	663.8
Canadian provincial bonds	(0.3)	81.5	(0.2)	50.1	(0.5)	131.6
Municipal bonds	—	1.5	(0.1)	23.3	(0.1)	24.8
Other securities	(0.1)	36.4	(0.5)	148.1	(0.6)	184.5
	$(7.2)	$1,107.7	$(25.9)	$7,192.5	$(33.1)	$8,300.2

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2018 are as follows:

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

At June 30, 2019, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2019 through July 2029.

At June 30, 2019, asset-backed securities include AAA rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, equipment lease and rate reduction receivables with fair values of $2,073.2 million, $1,960.1 million, $495.1 million, and $162.3 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2019.

At June 30, 2019, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $1,759.6 million and $655.0 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from August 2019 through January 2029.

At June 30, 2019, other securities and their fair value primarily include U.S. government agency commercial mortgage-backed securities of $615.6 million issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, Aa2 rated United Kingdom Gilt securities of $193.8 million, AAA and AA rated supranational bonds of $119.0 million, and AAA and AA rated sovereign bonds of $90.0 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2019	2018
Corporate investments:
Cash and cash equivalents	$1,949.2	$2,170.0
Short-term marketable securities (a)	10.5	3.3
Long-term marketable securities (b)	261.4	7.2
Total corporate investments	$2,221.1	$2,180.5

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

Funds held for clients have been invested in the following categories:

June 30,	2019	2018
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$4,847.0	$4,372.1
Restricted short-term marketable securities held to satisfy client funds obligations	5,013.9	2,521.4
Restricted long-term marketable securities held to satisfy client funds obligations	19,573.3	20,244.3
Total funds held for clients	$29,434.2	$27,137.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $29,144.5 million and $27,493.5 million as of June 30, 2019 and 2018, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at June 30, 2019, $26,648.0 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

Approximately 79% of the available-for-sale securities held a AAA or AA rating at June 30, 2019, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. All available-for-sale securities were rated as investment grade at June 30, 2019.

Expected maturities of available-for-sale securities at June 30, 2019 are as follows:

One year or less	$5,024.4
One year to two years	5,726.8
Two years to three years	4,362.6
Three years to four years	4,518.4
After four years	5,226.9
Total available-for-sale securities	$24,859.1

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2019 and 2018 are as follows:

June 30,	2019	2018
Property, plant and equipment:
Land and buildings	$781.2	$791.8
Data processing equipment	749.0	707.4
Furniture, leaseholds and other	651.6	637.1
	2,181.8	2,136.3
Less: accumulated depreciation	(1,417.6)	(1,342.6)
Property, plant and equipment, net	$764.2	$793.7

Depreciation of property, plant and equipment was $180.6 million, $173.1 million, and $147.3 million for fiscal 2019, 2018 and 2017, respectively.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2019 and 2018 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2017	$1,736.2	$4.8	$1,741.0
Additions and other adjustments	494.9	—	494.9
Currency translation adjustments	7.6	—	7.6
Balance at June 30, 2018	$2,238.7	$4.8	$2,243.5
Additions and other adjustments	94.3	—	94.3
Currency translation adjustments	(14.8)	—	(14.8)
Balance at June 30, 2019	$2,318.2	$4.8	$2,323.0

Components of intangible assets, net, are as follows:

June 30,	2019	2018
Intangible assets:
Software and software licenses	$2,519.3	$2,292.9
Customer contracts and lists	860.7	708.6
Other intangibles	237.9	236.5
	3,617.9	3,238.0
Less accumulated amortization:
Software and software licenses	(1,762.3)	(1,606.6)
Customer contracts and lists	(566.4)	(533.4)
Other intangibles	(217.7)	(211.6)
	(2,546.4)	(2,351.6)
Intangible assets, net	$1,071.5	$886.4

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (5 years for software and software licenses, 6 years for customer contracts and lists, and 5 years for other intangibles). Amortization of intangible assets was $228.4 million, $204.5 million, and $168.8 million for fiscal 2019, 2018, and 2017, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2020	$275.9
Twelve months ending June 30, 2021	$220.1
Twelve months ending June 30, 2022	$173.5
Twelve months ending June 30, 2023	$139.4
Twelve months ending June 30, 2024	$110.2

NOTE 10. SHORT TERM FINANCING

The Company has a $3.8 billion, 364-day credit agreement that matures in June 2020 with a one year term-out option. The Company also has a $2.75 billion five-year credit facility that matures in June 2024 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five-year $3.75 billion credit facility maturing in June 2023 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2019 and 2018 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. The Company increased its U.S. short-term commercial paper program to provide for the issuance of up to $10.3 billion from $9.8 billion in aggregate maturity value in June 2019. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2019 and 2018, the Company had no commercial paper borrowing outstanding. In fiscal 2019 and 2018, the Company's average daily borrowings were $2.8 billion at a weighted average interest rate of 2.2% and 1.4%, respectively. The weighted average maturity of the Company’s commercial paper in fiscal 2019 and 2018 was approximately two days.

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2019 , the Company had $262.0 million of outstanding obligations related to the reverse repurchase agreements. All outstanding reverse repurchase obligations matured and were fully paid in early July 2019. At June 30, 2018, there were no outstanding obligations related to the reverse repurchase agreements. In fiscal 2019 and 2018, the Company had average outstanding balances under reverse repurchase agreements of $316.7 million and $374.4 million, respectively, at weighted average interest rates of 1.9% and 1.3%, respectively.

NOTE 11. LONG TERM DEBT

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2019 and 2018 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2019	June 30, 2018
Fixed-rate 2.25% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		10.9	13.0
		2,010.9	2,013.0
Less: current portion		(2.5)	(2.5)
Less: unamortized discount and debt issuance costs		(6.2)	(8.1)
Total long-term debt		$2,002.2	$2,002.4

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2019, the fair value of the Notes, based on Level 2 inputs, was $2,059.4 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.”

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

•
Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and time-based restricted stock units granted September 1, 2018 and after generally vest ratably over 3 years. Time-based restricted stock and time-based restricted stock units granted prior to September 1, 2018 are generally subject to a vesting period of 2 years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

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

•
Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one to three year performance period and a subsequent service period of up to 38 months. Under these programs, the Company communicates “target awards” at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the “target awards.” Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company repurchased 6.5 million shares in fiscal 2019 as compared to 8.5 million shares repurchased in fiscal 2018. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $26.6 million, $27.1 million, and $24.5 million during fiscal years 2019, 2018, and 2017, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2019, 2018, and 2017, respectively:

Years ended June 30,	2019	2018	2017
Operating expenses	$16.9	$22.9	$21.5
Selling, general and administrative expenses	131.2	128.7	99.2
System development and programming costs	19.2	23.8	18.2
Total pretax stock-based compensation expense	$167.3	$175.4	$138.9

Income tax benefit	$41.6	$44.1	$49.9

As of June 30, 2019, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $15.3 million, $51.4 million, and $75.9 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years, 1.6 years, and 1.9 years, respectively.

In fiscal 2019, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2018	3,983	$87
Options granted	836	$147
Options exercised	(1,126)	$78
Options forfeited/cancelled	(85)	$103
Options outstanding at June 30, 2019	3,608	$103
Options exercisable at June 30, 2019	1,207	$81
Shares available for future grants, end of year	26,529
Shares reserved for issuance under stock option plans, end of year	30,137

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2018	1,598	345
Restricted shares/units granted	630	145
Restricted shares/units vested	(863)	(169)
Restricted shares/units forfeited	(93)	(31)
Restricted shares/units outstanding at June 30, 2019	1,272	290

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2018	302	789
Restricted shares/units granted	123	379
Restricted shares/units vested	(156)	(283)
Restricted shares/units forfeited	(19)	(18)
Restricted shares/units outstanding at June 30, 2019	250	867

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2019 was $225.2 million and $101.7 million, respectively, which have a remaining life of 7 years and 6 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2019, 2018, and 2017 was $78.2 million, $60.0 million, and $70.9 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.7%	1.8%	1.2%
Dividend yield	1.9%	2.1%	2.3%
Weighted average volatility factor	20.9%	21.7%	23.2%
Weighted average expected life (in years)	5.4	5.4	5.4
Weighted average fair value (in dollars)	$26.60	$17.50	$14.36

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2019	2018	2017

Performance-based restricted stock	$146.93	$107.43	$90.63
Time-based restricted stock	$146.80	$108.10	$90.99

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

In fiscal 2018, the Company offered a voluntary early retirement program to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. The early retirement offer was extended to about 3,500 eligible associates, or approximately 6 percent of the Company’s workforce, with approximately 2,200 ADP associates opting to participate. The Company also extended to all employees participating in the VERP the opportunity to continue health care coverage at active employee contribution rates for up to 24 months following retirement. In fiscal 2019, the Company recorded $23.6 million of expenses within selling, general, and administrative expenses related to the continuing health coverage for VERP participants who have exited the Company as of June 30, 2019.

In addition, during fiscal 2019, the Company recorded $48.2 million of non-cash settlement charges and special termination benefits, and during fiscal 2018, the Company recorded $319.6 million of special termination benefits within Other (income)/expense, net on the Statement of Consolidated Earnings.

The Company also has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain corporate officers upon retirement based upon the officers' years of service and compensation. The SORP, which is currently closed to new entrants, will be frozen effective July 1, 2019 with no future accruals due to pay and/or service.

A June 30 measurement date was used in determining the Company's benefit obligations and fair value of plan assets.
The Company is required to (a) recognize in its Consolidated Balance Sheets an asset for a plan's net overfunded status or a liability for a plan's net underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined benefit plan in the year in which the changes occur in accumulated other comprehensive (loss)/income.

The Company's pension plans' funded status as of June 30, 2019 and 2018 is as follows:

June 30,	2019	2018

Change in plan assets:
Fair value of plan assets at beginning of year	$2,178.1	$2,138.4
Actual return on plan assets	142.0	148.5
Employer contributions	10.0	10.9
Currency translation adjustments	(7.0)	5.0
Benefits paid	(412.6)	(124.7)
Fair value of plan assets at end of year	$1,910.5	$2,178.1

Change in benefit obligation:
Benefit obligation at beginning of year	$2,135.3	$1,866.7
Service cost	59.8	74.6
Interest cost	78.6	65.4
Actuarial loss/(gain)	95.8	(73.7)
Currency translation adjustments	(8.7)	7.5
Plan changes	0.8	—
Curtailments and special termination benefits	2.2	319.5
Benefits paid	(412.6)	(124.7)
Projected benefit obligation at end of year	$1,951.2	$2,135.3

Funded status - plan assets less benefit obligations	$(40.7)	$42.8

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2019 and 2018 consisted of:

June 30,	2019	2018

Noncurrent assets	$108.0	$180.8
Current liabilities	(5.9)	(5.3)
Noncurrent liabilities	(142.8)	(132.7)
Net amount recognized	$(40.7)	$42.8

The accumulated benefit obligation for all defined benefit pension plans was $1,938.0 million and $2,121.1 million at June 30, 2019 and 2018, respectively.

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2019 and 2018 had the following projected benefit obligation, accumulated benefit obligation, and fair value of plan assets:

June 30,	2019	2018

Projected benefit obligation	$162.4	$151.3
Accumulated benefit obligation	$149.9	$138.1
Fair value of plan assets	$13.8	$13.3

The components of net pension expense were as follows:

	2019	2018	2017
Service cost – benefits earned during the period	$59.8	$74.6	$80.8
Interest cost on projected benefits	78.6	65.4	60.0
Expected return on plan assets	(131.8)	(137.5)	(135.8)
Net amortization and deferral	0.1	8.4	19.1
Special termination benefits and plan curtailments	48.7	319.5	0.1
Net pension expense	$55.4	$330.4	$24.2

The net actuarial loss and prior service credit for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $281.9 million and $16.1 million, respectively, at June 30, 2019. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income. The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in fiscal 2020 are $8.0 million and $2.2 million, respectively.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2019	2018

Discount rate	3.40%	4.10%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2019	2018	2017

Discount rate	4.10%	3.70%	3.40%
Expected long-term rate of return on assets	6.75%	6.75%	7.00%
Increase in compensation levels	4.00%	4.00%	4.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2019 and 2018 by asset category were as follows:

	2019	2018

Cash and cash equivalents	1%	1%
Fixed income securities	44%	52%
U.S. equity securities	17%	14%
International equity securities	13%	12%
Global equity securities	25%	22%
	100%	100%

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

The U.S. pension plan's fixed income asset allocation for fiscal 2018 was outside of the target range due to the previously mentioned VERP in order to meet anticipated lump sum payments to participants. As of June 30, 2019, the U.S. pension plan asset allocation is within the target ranges.

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2019.

The following table presents the investments of the pension plans measured at fair value at June 30, 2019:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,046.6	$—	$1,046.6
Government securities	—	417.9	—	417.9
Mutual funds	6.5	—	—	6.5
Corporate and municipal bonds	—	394.3	—	394.3
Mortgage-backed security bonds	—	30.2	—	30.2
Total pension asset investments	$6.5	$1,889.0	$—	$1,895.5

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $15.0 million as of June 30, 2019, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2018:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,036.7	$—	$1,036.7
U.S. government securities	—	507.7	—	507.7
Mutual funds	5.5	—	—	5.5
Corporate and municipal bonds	—	586.8	—	586.8
Mortgage-backed security bonds	—	28.2	—	28.2
Total pension asset investments	$5.5	$2,159.4	$—	$2,164.9

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $13.2 million as of June 30, 2018, which have been classified as Level 1 in the fair value hierarchy.

Contributions

During fiscal 2019, the Company contributed $10.0 million to the pension plans. The Company expects to contribute $9.3 million to the pension plans during fiscal 2020.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2020 to the year ended June 30, 2024 are $134.9 million, $87.8 million, $95.9 million, $103.7 million, and $112.4 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2025 to the year ended June 30, 2029 are $707.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2019 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $110.9 million, $100.6 million, and $87.9 million for the calendar years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 13. INCOME TAXES

Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2019	2018	2017

Earnings before income taxes:
United States	$2,584.6	$1,937.2	$2,305.8
Foreign	421.0	345.4	311.1
	$3,005.6	$2,282.6	$2,616.9

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2019	2018	2017

Current:
Federal	$464.3	$366.6	$615.3
Foreign	129.1	105.5	91.6
State	110.1	77.6	82.7
Total current	703.5	549.7	789.6

Deferred:
Federal	7.9	(193.0)	30.5
Foreign	12.8	26.1	10.8
State	(11.4)	14.9	(1.8)
Total deferred	9.3	(152.0)	39.5
Total provision for income taxes	$712.8	$397.7	$829.1

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2019	%	2018	%	2017	%

Provision for taxes at U.S. statutory rate	$631.2	21.0	$640.5	28.1	$915.9	35.0

Increase/(decrease) in provision from:
State taxes, net of federal tax benefit	80.7	2.7	58.1	2.5	54.4	2.1
U.S. tax on foreign income	—	—	12.0	0.5	66.1	2.5
Utilization of foreign tax credits	—	—	(19.6)	(0.9)	(76.0)	(2.9)
Tax settlements	—	—	(31.9)	(1.4)	(33.2)	(1.3)
Re-measurement of deferred tax balances	—	—	(253.3)	(11.1)	—	—
Section 199 - Qualified production activities and research tax credit refund claim - net of reserves	—	—	—	—	(51.8)	(2.0)
Resolution of tax matters - Section 199 Qualified production activities and research tax credit refund claim	—	—	(33.3)	(1.5)	—	—
Foreign rate differential	46.9	1.6	—	—	—	—
Excess tax benefit - Stock-based compensation	(29.8)	(1.0)	(26.7)	(1.2)	(32.1)	(1.2)
Other	(16.2)	(0.6)	51.9	2.4	(14.2)	(0.5)
	$712.8	23.7	$397.7	17.4	$829.1	31.7

The effective tax rate for fiscal 2019 and 2018 was 23.7% and 17.4%, respectively. The increase in the effective tax rate is primarily due to the one-time benefit recognized on the re-measurement of deferred tax balances, primarily as a result of ASC 606, using the lower tax rates enacted under the Act, the release of reserves for uncertain tax positions during fiscal 2018 and the loss of the qualified production activities tax deduction as a result of the Act during fiscal 2019. This is partially offset by the reduction in the federal corporate statutory tax rate to 21% from our blended rate for fiscal 2018 of 28.1% as a result of the Act.
The Act reduced the U.S. federal corporate income tax rate from 35% to 21%. In accordance with ASC 740, companies re-measured deferred tax balances using the new enacted tax rates. The Act required the Company to pay a one-time transition tax on earnings of the Company's foreign subsidiaries that were previously tax deferred for U.S. income taxes and created new taxes on the Company's foreign sourced earnings.

At December 31, 2018, the Company completed its accounting for all of the income tax effects of the Act. The adjustments were as follows:
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

Since June 30, 2018, the Company made no significant adjustments to the amounts recorded during the measurement period.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2019	2018

Deferred tax assets:
Accrued expenses not currently deductible	$228.9	$178.3
Stock-based compensation expense	45.3	49.6
Foreign tax credits	25.1	40.0
Net operating losses	54.0	44.6
Unrealized investment losses, net	—	83.6
Retirement Benefits	5.6	—
Other	20.2	20.4
	379.1	416.5
Less: valuation allowances	(31.6)	(46.0)
Deferred tax assets, net	$347.5	$370.5

Deferred tax liabilities:
Prepaid retirement benefits	$—	$19.3
Deferred revenue	475.9	452.4
Fixed and intangible assets	279.5	242.4
Prepaid expenses	86.2	71.8
Unrealized investment gains, net	63.0	—
Tax on unrepatriated earnings	31.6	28.3
Other	7.2	9.4
Deferred tax liabilities	943.4	823.6
Net deferred tax liabilities	$595.9	$453.1

There are $64.0 million and $68.9 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2019 and 2018, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $278.6 million as the Company considers such earnings to be permanently reinvested outside of the United States. As of June 30, 2019, it is not practicable to estimate the unrecognized tax liability that would occur upon distribution.

The Company has estimated foreign net operating loss carry-forwards of approximately $54.1 million as of June 30, 2019, of which $1.9 million expire through June 2027 and $52.2 million have an indefinite utilization period. As of June 30, 2019, the

Company has approximately $70.3 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through June 2036.

The Company has state net operating loss carry-forwards of approximately $372.0 million as of June 30, 2019, which expire through June 2038. The Company has recorded valuation allowances of $31.6 million and $46.0 million at June 30, 2019 and 2018, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $633.8 million, $529.7 million, and $817.1 million for fiscal 2019, 2018, and 2017, respectively.

As of June 30, 2019, 2018, and 2017 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $54.2 million, $45.2 million, and $74.6 million respectively. The amount that, if recognized, would impact the effective tax rate is $43.3 million, $36.1 million, and $61.0 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2019	2018	2017

Unrecognized tax benefits at beginning of the year	$45.2	$74.6	$27.4
Additions for tax positions	9.5	4.0	7.5
Additions for tax positions of prior periods	18.3	19.8	41.9
Reductions for tax positions of prior periods	(7.7)	(40.5)	(0.5)
Settlement with tax authorities	(10.3)	(11.7)	(0.9)
Expiration of the statute of limitations	(0.6)	(1.0)	(0.9)
Impact of foreign exchange rate fluctuations	(0.2)	—	0.1
Unrecognized tax benefit at end of year	$54.2	$45.2	$74.6

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2019, 2018, and 2017, the Company recorded interest expense of $1.9 million, $3.2 million, and $3.0 million, respectively. Penalties incurred during fiscal years 2019, 2018, and 2017 were not significant.

At June 30, 2019, the Company had accrued interest of $9.3 million recorded on the Consolidated Balance Sheets, of which $4.3 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2018, the Company had accrued interest of $7.9 million recorded on the Consolidated Balance Sheets, of which $4.8 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2019, the Company had accrued penalties of $0.3 million recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2018, the Company had accrued penalties of $0.3 million recorded on the Consolidated Balance Sheets within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2018-2019
Wisconsin	2011-2014
Michigan	2012-2014
India	2003-2007, 2008-2010, 2013-2015

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $3 million and expected cash payments could be up to $10 million in the next twelve months. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has obligations under various facilities and equipment leases. Minimum commitments under these obligations with a future life of greater than one year at June 30, 2019 are as follows:

Years ending June 30,

2020	$147.9
2021	109.4
2022	87.4
2023	67.6
2024	50.1
Thereafter	134.0
$596.4

In addition to fixed rentals, certain leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices.

As of June 30, 2019, the Company has purchase commitments of approximately $483.6 million, including a reinsurance premium with Chubb for the fiscal 2020 policy year, as well as obligations related to software license agreements and purchase and maintenance agreements on our software, equipment, and other assets, of which $354.7 million relates to fiscal 2020, $102.1 million relates to the fiscal year ending June 30, 2021, and the remaining relates to fiscal years ending June 30, 2022 through fiscal 2024.

In June 2018, a potential class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois. The complaint asserts that the Company violated the Illinois Biometric Privacy Act, was negligent and unjustly enriched itself in connection with its collection, use and storage of biometric data of employees of its clients who are residents of Illinois in connection with certain services provided by the Company to clients in Illinois. The complaint seeks statutory and other unspecified monetary damages, injunctive relief and attorney’s fees. In addition, similar potential class action complaints have been filed in Illinois state courts against the Company and/or certain of its clients with respect to the collection, use and storage of biometric data of the employees of these clients. All of these claims are still in their earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters. The Company intends to vigorously defend against these lawsuits.

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

NOTE 15. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive income/(loss) was $422.5 million, ($254.3) million, and ($168.1) million in fiscal 2019, 2018, and 2017, respectively. Changes in Accumulated Other Comprehensive (Loss)/Income (“AOCI”) by component are as follows:

	Currency Translation Adjustment	Net Gains on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss) / Income

Balance at June 30, 2016	$(253.8)	$333.8		$(295.1)		$(215.1)
Other comprehensive income/(loss) before reclassification adjustments	19.0	(405.7)		109.6		(277.1)
Tax effect	—	141.6		(43.6)		98.0
Reclassification adjustments to net earnings	—	(2.2)	(A)	20.6	(B)	18.4
Tax effect	—	0.8		(8.2)		(7.4)
Balance at June 30, 2017	$(234.8)	$68.3		$(216.7)		$(383.2)
Other comprehensive income/(loss) before reclassification adjustments	7.8	(460.7)		87.0		(365.9)
Tax effect	—	123.4		(18.7)		104.7
Reclassification adjustments to net earnings	—	2.7	(A)	9.3	(B)	12.0
Tax effect	—	(0.6)		(4.5)		(5.1)
Reclassification to retained earnings (C)	—	(7.1)	(C)	(35.2)	(C)	(42.3)
Balance at June 30, 2018	$(227.0)	$(274.0)		$(178.8)		$(679.8)
Other comprehensive (loss)/income before reclassification adjustments	(42.2)	642.4		(84.7)		515.5
Tax effect	—	(144.4)		20.0		(124.4)
Reclassification adjustments to net earnings	—	0.9	(A)	40.3	(B)	41.2
Tax effect	—	(0.3)		(9.5)		(9.8)
Balance at June 30, 2019	$(269.2)	$224.6		$(212.7)		$(257.3)

(A) Reclassification adjustments out of AOCI are included within Other (income)/expense, net, on the Statements of Consolidated Earnings.

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

NOTE 16. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. In the first quarter of fiscal 2019, the Company's CODM began reviewing segment results reported at actual interest rates and the results of the PEO segment inclusive of the results of ADP Indemnity. Additionally, the CODM reviews results with changes to certain corporate allocations. These changes represent a change in the measure of segment performance. Effective July 1, 2018, the Company adopted ASC 606 (see Note 1). The segment results in the table below reflect the impacts of adoption of ASC 606, the inclusion of client funds interest in the segments at actual interest rates, the inclusion of ADP Indemnity in the PEO segment, and changes to certain corporate allocations. The Company reflects these new segment measures beginning in the first quarter of fiscal 2019 and prior period segment results are restated for comparability.

	Employer Services	PEO Services	Other	Total
Year ended June 30, 2019
Revenues	$9,942.8	$4,242.7	$(10.3)	$14,175.2
Earnings before income taxes	2,957.0	620.1	(571.5)	3,005.6
Assets	34,606.3	1,584.1	5,697.3	41,887.7
Capital expenditures	98.2	—	64.5	162.7
Depreciation and amortization	321.0	3.5	84.5	409.0

Year ended June 30, 2018
Revenues	$9,454.8	$3,882.3	$(9.4)	$13,327.7
Earnings before income taxes	2,598.1	544.6	(860.1)	2,282.6
Assets	31,984.2	1,329.8	5,535.1	38,849.1
Capital expenditures	113.9	—	78.0	191.9
Depreciation and amortization	291.9	3.0	82.7	377.6

Year ended June 30, 2017
Revenues	$8,914.2	$3,468.4	$(10.6)	$12,372.0
Earnings before income taxes	2,396.8	463.4	(243.3)	2,616.9
Assets	31,724.3	1,160.4	6,002.2	38,886.9
Capital expenditures	83.0	0.2	165.8	249.0
Depreciation and amortization	247.3	1.3	67.5	316.1

	United States	Europe	Canada	Other	Total
Year ended June 30, 2019
Revenues	$12,327.6	$1,236.8	$326.6	$284.2	$14,175.2
Assets	$36,508.3	$2,807.9	$1,950.5	$621.0	$41,887.7

Year ended June 30, 2018
Revenues	$11,493.3	$1,242.2	$321.6	$270.6	$13,327.7
Assets	$33,586.6	$2,608.6	$2,073.1	$580.8	$38,849.1

Year ended June 30, 2017
Revenues	$10,753.4	$1,086.4	$290.9	$241.3	$12,372.0
Assets	$33,752.7	$2,510.5	$2,068.6	$555.1	$38,886.9

NOTE 17. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our operations for the fiscal years ended June 30, 2019 and June 30, 2018 are as follows:

Year ended June 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$3,323.2	$3,505.9	$3,847.4	$3,498.7
Costs of revenues	$1,940.5	$2,013.7	$2,111.8	$2,020.5
Gross profit	$1,382.7	$1,492.2	$1,735.6	$1,478.2
Earnings before income taxes	$646.8	$741.0	$984.5	$633.3
Net earnings	$505.4	$558.2	$753.7	$475.5
Basic per common share amounts:
Basic earnings per share	$1.16	$1.28	$1.74	$1.10
Diluted per common share amounts:
Diluted earnings per share	$1.15	$1.27	$1.73	$1.09

Year ended June 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$3,077.2	$3,238.3	$3,696.0	$3,316.2
Costs of revenues	$1,851.5	$1,937.9	$2,079.3	$1,942.4
Gross profit	$1,225.7	$1,300.4	$1,616.7	$1,373.8
Earnings before income taxes	$564.9	$587.5	$875.2	$254.9
Net earnings	$412.6	$670.4	$661.0	$140.9
Basic per common share amounts:
Basic earnings per share	$0.93	$1.52	$1.50	$0.32
Diluted per common share amounts:
Diluted earnings per share	$0.93	$1.51	$1.49	$0.32

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2019 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Kathleen A. Winters
Kathleen A. Winters
Chief Financial Officer

Roseland, New Jersey
August 9, 2019

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated August 9, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
August 9, 2019

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	44	Corporate Controller and Principal Accounting Officer	2007
John Ayala	52	President, Major Account Services and ADP Canada	2002
Maria Black	45	President, Small Business Solutions and Human Resources	1996
		Outsourcing
Michael A. Bonarti	53	Corporate Vice President, General Counsel and Secretary	1997
Deborah L. Dyson	53	President, National Accounts Services	1988
Michael C. Eberhard	57	Vice President and Treasurer	1998
Sreeni Kutam	49	Chief Human Resources Officer	2014
Matthew Levin	46	Chief Strategy Officer	2018
Don McGuire	59	President, Employer Services International	1998
Dermot J. O'Brien	53	Chief Transformation Officer	2012
Thomas Perrotti	50	President, Worldwide Sales and Marketing	1993
Douglas Politi	57	President, Compliance Solutions	1992
Carlos A. Rodriguez	55	President and Chief Executive Officer	1999
Stuart Sackman	58	Corporate Vice President, Global Shared Services	1992
Donald Weinstein	50	Corporate Vice President, Global Product and Technology	2006
Kathleen A. Winters	51	Chief Financial Officer	2019

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
Matthew Levin joined ADP in November 2018 as Chief Strategy Officer. Prior to joining ADP, he was a Managing Partner of Psilos Group Managers from January 2017 to October 2018. Prior to joining Psilos Group Managers, he was Executive Vice President and Head of Global Strategy of Aon plc from August 2011 to December 2016.
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
Kathleen A. Winters joined ADP in April 2019 as Chief Financial Officer. Prior to joining ADP, she was Chief Financial Officer and Treasurer of MSCI Inc. from May 2016 to March 2019. Prior to joining MSCI Inc., she served in various positions of increasing responsibility at Honeywell International, Inc. from 2002 to 2016, most recently as Vice President and Chief Financial Officer of the Performance Materials and Technologies operating segment.
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2019 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Statements of Consolidated Earnings - years ended June 30, 2019, 2018 and 2017
Statements of Consolidated Comprehensive Income - years ended June 30, 2019, 2018 and 2017
Consolidated Balance Sheets - June 30, 2019 and 2018
Statements of Consolidated Stockholders' Equity - years ended June 30, 2019, 2018 and 2017
Statements of Consolidated Cash Flows - years ended June 30, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	95
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
10.1
364-Day Credit Agreement, dated as of June 12, 2019, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A., MUFG Bank, Ltd. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC, as Documentation Agent - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 12, 2019

10.2
Five-Year Credit Agreement, dated as of June 12, 2019, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A., MUFG Bank, Ltd. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC, as Documentation Agent - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2019

10.3
Five-Year Credit Agreement, dated as of June 13, 2018, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and MUFG Bank, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2018

10.4
Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.5
Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective September 15, 2016 - incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (Management Compensatory Plan)

10.6
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.7
Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.8
Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.9
Automatic Data Processing, Inc. Retirement and Savings Restoration Plan - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.10
Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.11
Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers (as amended) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)

10.12
Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)

10.13
French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)

10.14
Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.15
Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)

10.16
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)

10.17
Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.18
Form of Stock Option Grant under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.19
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.20
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)

10.21
Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.22
Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.23
Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.24
Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2018 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (Management Compensatory Plan)

10.25
Separation Agreement and Release, dated June 13, 2018, by and between Ed Flynn and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018

10.26
Automatic Data Processing, Inc. 2018 Omnibus Award Plan (the "2018 Omnibus Award Plan") - incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Form Schedule 14A dated September 20, 2018 (Management Compensatory Plan)

10.27
Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)

10.28
Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)

10.29
Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)

10.30
French Sub Plan under the 2018 Omnibus Award Plan (Adopted January 15, 2019) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (Management Compensatory Plan)

10.31
Offer Letter, dated as of March 1, 2019, between Automatic Data Processing, Inc. and Kathleen Winters - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019

10.32
Separation Agreement and Release, dated April 29, 2019, by and between Jan Siegmund and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019

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

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of period
Year ended June 30, 2019:
Allowance for doubtful accounts:
Current	$51,342	$28,177	$5,165	$(29,834)	(B)	$54,850
Long-term	$510	$—	$(5)	$—	(B)	$505
Deferred tax valuation allowance	$46,006	$7,171	$(20,685)	$(865)		$31,627
Year ended June 30, 2018:
Allowance for doubtful accounts:
Current	$49,561	$21,443	$5,546	$(25,208)	(B)	$51,342
Long-term	$803	$—	$(293)	$—	(B)	$510
Deferred tax valuation allowance	$9,406	$38,937	$(325)	$(2,013)		$46,006
Year ended June 30, 2017:
Allowance for doubtful accounts:
Current	$38,111	$27,660	$1,692	$(17,901)	(B)	$49,561
Long-term	$547	$260	$89	$(93)	(B)	$803
Deferred tax valuation allowance	$15,369	$892	$(1,754)	$(5,101)		$9,406
(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 9, 2019	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 9, 2019
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Kathleen A. Winters	Chief Financial Officer	August 9, 2019
(Kathleen A. Winters)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 9, 2019
(Brock Albinson)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 9, 2019
(Peter Bisson)

/s/ Richard T. Clark	Director	August 9, 2019
(Richard T. Clark)

/s/ Eric C. Fast	Director	August 9, 2019
(Eric C. Fast)

/s/ Linda R. Gooden	Director	August 9, 2019
(Linda R. Gooden)

/s/ Michael P. Gregoire	Director	August 9, 2019
(Michael P. Gregoire)

/s/ R. Glenn Hubbard	Director	August 9, 2019
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 9, 2019
(John P. Jones)

/s/ Francine S. Katsoudas	Director	August 9, 2019
(Francine S. Katsoudas)

/s/ Thomas J. Lynch	Director	August 9, 2019
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 9, 2019
(Scott F. Powers)

/s/ William J. Ready	Director	August 9, 2019
(William J. Ready)

/s/ Sandra S. Wijnberg	Director	August 9, 2019
(Sandra S. Wijnberg)