Form 10-Q
period 2019-12-31
AUTOMATIC DATA PROCESSING INC
filed 2020-01-31
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019

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
The number of shares outstanding of the registrant’s common stock as of January 28, 2020 was 431,754,252.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,398.4	$2,319.8	$4,704.7	$4,537.8
Interest on funds held for clients	137.7	129.1	271.5	247.6
PEO revenues (A)	1,133.4	1,043.5	2,189.0	2,017.3
TOTAL REVENUES	3,669.5	3,492.4	7,165.2	6,802.7

EXPENSES:
Costs of revenues:
Operating expenses	1,836.0	1,772.4	3,623.6	3,469.5
Systems development and programming costs	168.7	156.1	336.9	314.1
Depreciation and amortization	89.4	71.7	178.3	144.3
TOTAL COSTS OF REVENUES	2,094.1	2,000.2	4,138.8	3,927.9

Selling, general, and administrative expenses	754.3	745.2	1,480.9	1,459.0
Interest expense	31.6	38.6	71.5	74.5
TOTAL EXPENSES	2,880.0	2,784.0	5,691.2	5,461.4

Other income, net	(46.0)	(32.6)	(100.6)	(46.5)

EARNINGS BEFORE INCOME TAXES	835.5	741.0	1,574.6	1,387.8

Provision for income taxes	183.9	182.8	340.6	324.2

NET EARNINGS	$651.6	$558.2	$1,234.0	$1,063.6

BASIC EARNINGS PER SHARE	$1.51	$1.28	$2.86	$2.44

DILUTED EARNINGS PER SHARE	$1.50	$1.27	$2.84	$2.42

Basic weighted average shares outstanding	431.5	435.7	432.1	436.2
Diluted weighted average shares outstanding	433.3	438.0	434.3	438.9

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $12,371.6 million and $11,751.1 million for the three months ended December 31, 2019 and 2018, respectively, and $22,882.2 million and $21,380.5 million for the six months ended December 31, 2019 and 2018, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Net earnings	$651.6	$558.2	$1,234.0	$1,063.6

Other comprehensive income/(loss):
Currency translation adjustments	34.3	(24.7)	(14.6)	(47.6)

Unrealized net gains/(losses) on available-for-sale securities	(35.5)	168.3	60.6	118.0
Tax effect	7.5	(38.8)	(13.3)	(26.6)
Reclassification of net (gain)/losses on available-for-sale securities to net earnings	(7.1)	0.5	(9.4)	1.4
Tax effect	1.6	(0.1)	2.1	(0.3)

Reclassification of pension liability adjustment to net earnings	1.9	26.2	0.2	26.3
Tax effect	(0.5)	(6.3)	—	(6.4)

Other	0.7	—	0.7	—
Tax effect	(0.2)	—	(0.2)	—

Other comprehensive income, net of tax	2.7	125.1	26.1	64.8
Comprehensive income	$654.3	$683.3	$1,260.1	$1,128.4

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$1,500.4	$1,949.2
Short-term marketable securities	7.2	10.5
Accounts receivable, net of allowance for doubtful accounts of $53.1 and $54.9, respectively	2,587.9	2,439.3
Other current assets	660.9	509.1
Total current assets before funds held for clients	4,756.4	4,908.1
Funds held for clients	36,608.6	29,434.2
Total current assets	41,365.0	34,342.3
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.4, respectively	21.6	23.8
Property, plant and equipment, net	761.3	764.2
Operating lease right-of-use asset	500.2	—
Deferred contract costs	2,397.3	2,428.5
Other assets	596.6	934.4
Goodwill	2,314.9	2,323.0
Intangible assets, net	1,102.5	1,071.5
Total assets	$49,059.4	$41,887.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$132.9	$125.5
Accrued expenses and other current liabilities	2,051.5	1,759.0
Accrued payroll and payroll-related expenses	428.7	721.1
Dividends payable	389.3	340.1
Short-term deferred revenues	210.4	220.7
Obligations under reverse repurchase agreements (A)	—	262.0
Short-term debt	1,001.6	—
Income taxes payable	38.1	54.8
Total current liabilities before client funds obligations	4,252.5	3,483.2
Client funds obligations	36,269.9	29,144.5
Total current liabilities	40,522.4	32,627.7
Long-term debt	1,003.0	2,002.2
Operating lease liabilities	360.2	—
Other liabilities	726.0	798.7
Deferred income taxes	702.4	659.9
Long-term deferred revenues	381.0	399.3
Total liabilities	43,695.0	36,487.8

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2019 and June 30, 2019; outstanding, 431.8 and 434.2 shares at December 31, 2019 and June 30, 2019, respectively	63.9	63.9
Capital in excess of par value	1,253.7	1,183.2
Retained earnings	17,987.6	17,500.6
Treasury stock - at cost: 206.9 and 204.5 shares at December 31, 2019 and June 30, 2019, respectively	(13,709.6)	(13,090.5)
Accumulated other comprehensive loss	(231.2)	(257.3)
Total stockholders’ equity	5,364.4	5,399.9
Total liabilities and stockholders’ equity	$49,059.4	$41,887.7

(A) As of June 30, 2019, $261.4 million of long-term marketable securities and $0.6 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. Refer to Note 9.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net earnings	$1,234.0	$1,063.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	234.9	196.5
Amortization of deferred contract costs	456.0	434.6
Deferred income taxes	44.1	33.0
Stock-based compensation expense	73.3	77.0
Net pension expense	(0.4)	31.5
Net amortization of premiums and accretion of discounts on available-for-sale securities	26.3	27.4
Impairment of intangible assets	—	12.1
Gain on sale of assets	(2.1)	(4.1)
Other	6.5	18.1
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(198.8)	(670.0)
Increase in other assets	(605.4)	(594.4)
Increase in accounts payable	12.3	19.0
(Decrease) / increase in accrued expenses and other liabilities	(149.8)	287.2
Net cash flows provided by operating activities	1,130.9	931.5

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(2,875.3)	(1,300.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,995.2	1,163.4
Capital expenditures	(100.7)	(80.0)
Additions to intangibles	(167.7)	(139.3)
Acquisitions of businesses, net of cash acquired	—	(120.4)
Proceeds from the sale of property, plant, and equipment and other assets	23.6	7.9
Net cash flows used in investing activities	(124.9)	(469.2)

Cash Flows from Financing Activities:
Net increase / (decrease) in client funds obligations	7,093.7	(1,567.1)
Payments of debt	(1.1)	(1.1)
Repurchases of common stock	(615.1)	(526.6)
Net proceeds from stock purchase plan and stock-based compensation plans	(4.4)	5.5
Dividends paid	(686.0)	(605.0)
Net payments of reverse repurchase agreements	(262.0)	—
Net proceeds from commercial paper borrowings	—	1,206.0
Net cash flows provided by / (used in) financing activities	5,525.1	(1,488.3)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12.2)	(32.1)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	6,518.9	(1,058.1)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	6,796.2	6,542.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$13,315.1	$5,484.0

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,500.4	$2,785.6
Restricted cash and restricted cash equivalents included in funds held for clients (A)	11,814.7	2,698.4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$13,315.1	$5,484.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$70.6	$73.3
Cash paid for income taxes, net of income tax refunds	$350.4	$280.3

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

Revision of Previously Reported Financial Information

The Company has historically classified certain fees collected from worksite employers for certain benefits within PEO revenues, and the associated costs of these benefits have historically been classified within operating expenses as PEO zero-margin benefits pass-through costs in the Company's Statements of Consolidated Earnings. During the quarter ended September 30, 2019, management determined that the Company does not retain risk and is acting as the agent, rather than as the primary obligor, for a portion of the fees collected for worksite employee benefits and the worksite employer is primarily responsible for fulfilling certain aspects of the service and has discretion in establishing price. Accordingly, the accompanying Statements of Consolidated Earnings for the three and six months ended December 31, 2018 have been revised to correct the amounts previously reported on a gross basis to a net basis by reducing PEO revenues and operating expenses for associated costs of an equal amount, as follows:

	Three Months Ended
	December 31, 2018
	As reported	Revision	As revised
PEO revenues	$1,057.0	(13.5)	$1,043.5
TOTAL REVENUES	3,505.9	(13.5)	3,492.4
Operating expenses	1,785.9	(13.5)	1,772.4
Total Expenses	2,797.5	(13.5)	2,784.0
EARNINGS BEFORE INCOME TAXES	741.0	—	741.0
Provision for income taxes	182.8	—	182.8
NET EARNINGS	$558.2	—	$558.2

	Six Months Ended
	December 31, 2018
	As reported	Revision	As revised
PEO revenues	$2,043.7	(26.4)	$2,017.3
TOTAL REVENUES	6,829.1	(26.4)	6,802.7
Operating expenses	3,495.9	(26.4)	3,469.5
Total Expenses	5,487.8	(26.4)	5,461.4
EARNINGS BEFORE INCOME TAXES	1,387.8	—	1,387.8
Provision for income taxes	324.2	—	324.2
NET EARNINGS	$1,063.6	—	$1063.6

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
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. In addition, this update modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued Accounting Standard Update 2019-11 Codification Improvements to Topic 326, Financial-Credit Losses which provides clarification and eliminates inconsistencies to amendments included in Update 2016-13.
		July 1, 2020 (Fiscal 2021)	The adoption of this guidance will not have a material impact on its consolidated results of operations, financial condition, or cash flows.

Note 3.  Revenue

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three strategic pillars: Human Capital Management (“HCM”), HR Outsourcing (“HRO”), and Global (“Global”) Solutions, with separate disaggregation for PEO zero-margin benefits pass-through revenues and client fund interest revenues.  The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO zero-margin benefits pass-throughs and client fund interest, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Types of Revenues	2019	2018	2019	2018
HCM	$1,647.9	$1,599.4	$3,216.5	$3,114.7
HRO, excluding PEO zero-margin benefits pass-throughs	650.1	614.2	1,241.2	1,176.7
PEO zero-margin benefits pass-throughs	722.4	659.7	1,421.5	1,300.2
Global	511.4	490.0	1,014.5	963.5
Interest on funds held for clients	137.7	129.1	271.5	247.6
Total Revenues	$3,669.5	$3,492.4	$7,165.2	$6,802.7

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,649.8	$—	$(1.9)	$1,647.9
HRO, excluding PEO zero-margin benefits pass-throughs	239.9	411.0	(0.8)	650.1
PEO zero-margin benefits pass-throughs	—	722.4	—	722.4
Global	511.4	—	—	511.4
Interest on funds held for clients	136.4	1.3	—	137.7
Total Segment Revenues	$2,537.5	$1,134.7	$(2.7)	$3,669.5

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,599.6	$—	$(0.2)	$1,599.4
HRO, excluding PEO zero-margin benefits pass-throughs	232.9	383.8	(2.5)	614.2
PEO zero-margin benefits pass-throughs	—	659.7	—	659.7
Global	490.0	—	—	490.0
Interest on funds held for clients	127.9	1.2	—	129.1
Total Segment Revenues	$2,450.4	$1,044.7	$(2.7)	$3,492.4

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,219.8	$—	$(3.3)	$3,216.5
HRO, excluding PEO zero-margin benefits pass-throughs	475.6	767.5	(1.9)	1,241.2
PEO zero-margin benefits pass-throughs	—	1,421.5	—	1,421.5
Global	1,014.5	—	—	1,014.5
Interest on funds held for clients	269.0	2.5	—	271.5
Total Segment Revenues	$4,978.9	$2,191.5	$(5.2)	$7,165.2

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,116.4	$—	$(1.7)	$3,114.7
HRO, excluding PEO zero-margin benefits pass-throughs	463.4	717.1	(3.8)	1,176.7
PEO zero-margin benefits pass-throughs	—	1,300.2	—	1,300.2
Global	963.5	—	—	963.5
Interest on funds held for clients	245.3	2.3	—	247.6
Total Segment Revenues	$4,788.6	$2,019.6	$(5.5)	$6,802.7

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the six months ended December 31, 2019 were as follows:

Contract Liability
Contract liability, July 1, 2019	$563.4
Recognition of revenue included in beginning of year contract liability	(88.7)
Contract liability, net of revenue recognized on contracts during the period	66.1
Currency adjustments	(4.0)
Contract liability, December 31, 2019	$536.8

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2019
Net earnings	$651.6			$651.6
Weighted average shares (in millions)	431.5	1.1	0.7	433.3
EPS	$1.51			$1.50
Three Months Ended December 31, 2018
Net earnings	$558.2			$558.2
Weighted average shares (in millions)	435.7	1.2	1.1	438.0
EPS	$1.28			$1.27

Six Months Ended December 31, 2019
Net earnings	$1,234.0			$1,234.0
Weighted average shares (in millions)	432.1	1.1	1.1	434.3
EPS	$2.86			$2.84
Six Months Ended December 31, 2018
Net earnings	$1,063.6			$1,063.6
Weighted average shares (in millions)	436.2	1.3	1.4	438.9
EPS	$2.44			$2.42

Options to purchase 1.3 million and 0.8 million shares of common stock for the three months ended December 31, 2019 and 2018, respectively, and 1.0 million and 0.6 million shares of common stock for the six months ended December 31, 2019 and 2018, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other Income, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest income on corporate funds	$(25.7)	$(28.1)	$(58.0)	$(56.6)
Realized gains on available-for-sale securities	(7.6)	(0.3)	(10.1)	(0.6)
Realized losses on available-for-sale securities	0.5	0.8	0.7	2.0
Impairment of intangible assets	—	—	—	12.1
Gain on sale of assets	—	(4.1)	(1.9)	(4.1)
Gain on sale of investment	(0.2)	—	(0.2)	—
Non-service components of pension expense, net (see Note 11)	(13.0)	(0.9)	(31.1)	0.7
Other income, net	$(46.0)	$(32.6)	$(100.6)	$(46.5)

In fiscal 2019, the Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of an acquisition. In addition, the Company recognized a gain of $4.1 million for the sale of assets in relation to the Service Alignment Initiative.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2019 and June 30, 2019 were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$13,315.1	$—	$—	$13,315.1
Available-for-sale securities:
Corporate bonds	10,933.2	218.8	(2.9)	11,149.1
Asset-backed securities	4,205.2	37.6	(3.5)	4,239.3
U.S. Treasury securities	3,581.8	26.7	(3.8)	3,604.7
U.S. government agency securities	2,046.7	20.9	(1.3)	2,066.3
Canadian government obligations and Canadian government agency obligations	1,177.4	3.8	(6.2)	1,175.0
Canadian provincial bonds	723.1	10.9	(0.6)	733.4
Municipal bonds	586.9	19.0	(0.1)	605.8
Other securities	1,208.1	20.8	(1.4)	1,227.5

Total available-for-sale securities	24,462.4	358.5	(19.8)	24,801.1

Total corporate investments and funds held for clients	$37,777.5	$358.5	$(19.8)	$38,116.2

(A) Included within available-for-sale securities are corporate investments with fair values of $7.2 million and funds held for clients with fair values of $24,793.9 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2019. The Company did not transfer any assets between Levels during the six months ended December 31, 2019 or fiscal 2019. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at December 31, 2019.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2019, are as follows:

	December 31, 2019
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(2.6)	$715.4	$(0.3)	$260.3	$(2.9)	$975.7
Asset-backed securities	(2.6)	593.2	(0.9)	628.8	(3.5)	1,222.0
U.S. Treasury securities	(0.4)	257.5	(3.4)	1,005.0	(3.8)	1,262.5
U.S. government agency securities	(0.7)	91.7	(0.6)	743.3	(1.3)	835.0
Canadian government obligations and Canadian government agency obligations	(6.2)	870.1	—	—	(6.2)	870.1
Canadian provincial bonds	(0.6)	113.8	—	30.5	(0.6)	144.3
Municipal bonds	(0.1)	19.0	—	6.6	(0.1)	25.6
Other securities	(1.1)	140.6	(0.3)	67.2	(1.4)	207.8
	$(14.3)	$2,801.3	$(5.5)	$2,741.7	$(19.8)	$5,543.0

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

At December 31, 2019, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2020 through November 2029.

At December 31, 2019, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $2,101.3 million, $1,597.4 million, $418.8 million, and $121.8 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2019.

At December 31, 2019, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $1,150.0 million and $715.6 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from January 2020 through December 2029.

At December 31, 2019, other securities and their fair value primarily include U.S. government agency commercial mortgage-backed securities of $739.3 million issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, Aa2-rated United Kingdom Gilt securities of $201.9 million, and AAA-rated and AA-rated supranational bonds of $90.6 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2019	2019
Corporate investments:
Cash and cash equivalents	$1,500.4	$1,949.2
Short-term marketable securities	7.2	10.5
Long-term marketable securities (a)	—	261.4
Total corporate investments	$1,507.6	$2,221.1

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

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2019	2019
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$11,814.7	$4,847.0
Restricted short-term marketable securities held to satisfy client funds obligations	5,241.3	5,013.9
Restricted long-term marketable securities held to satisfy client funds obligations	19,552.6	19,573.3
Total funds held for clients	$36,608.6	$29,434.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $36,269.9 million and $29,144.5 million at December 31, 2019 and June 30, 2019, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at December 31, 2019 and June 30, 2019, $33,001.5 million and $26,648.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

The Company has reported the cash flows related to the purchases of corporate and client funds marketable securities and related to the proceeds from the sales and maturities of corporate and client funds marketable securities on a gross basis in the investing section of the Statements of Consolidated Cash Flows. The Company has reported the cash and cash equivalents related to client funds investments with original maturities of ninety days or less, within the beginning and ending balances of cash, cash equivalents, restricted cash, and restricted cash equivalents. These amounts have been reconciled to the Consolidated Balance Sheets on the Statements of Consolidated Cash Flows. The Company has reported the cash flows related to the cash received from and paid on behalf of clients on a net basis within net increase / (decrease) in client funds obligations in the financing activities section of the Statements of Consolidated Cash Flows.

Approximately 78% of the available-for-sale securities held a AAA-rating or AA-rating at December 31, 2019, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar-denominated securities, and Fitch for asset-backed and commercial mortgage-backed securities.  All available-for-sale securities were rated as investment grade at December 31, 2019.

Expected maturities of available-for-sale securities at December 31, 2019 are as follows:

One year or less	$5,248.5
One year to two years	5,107.8
Two years to three years	4,930.4
Three years to four years	3,740.3
After four years	5,774.1
Total available-for-sale securities	$24,801.1

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

The Company has entered into operating lease agreements for facilities and equipment. The Company's leases have remaining lease terms of up to approximately ten years. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease liabilities are measured by discounting future lease payments at the Company’s collateralized incremental borrowing rate for financing instruments of a similar term, unless the implicit rate is readily determinable. ROU assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As of December 31, 2019, total operating lease ROU assets were $500.2 million, current and long-term operating lease liabilities were approximately $104.5 million and $360.2 million, respectively. The difference between total ROU assets and total lease liabilities are primarily attributable to pre-payments of our obligations and the recognition of various lease incentives.

The components of operating lease expense were as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2019	2019
Operating lease cost	$42.3	$86.5
Short-term lease cost	1.2	3.9
Variable lease cost	0.7	2.0
Total operating lease cost	$44.2	$92.4

Information related to our operating lease ROU assets and operating lease liabilities was as follows:

December 31, 2019
Cash paid for operating lease liabilities	$75.8
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$17.4
Weighted-average remaining lease term (in years)	6
Weighted-average discount rate	2.4%

As of December 31, 2019, maturities of operating lease liabilities are as follows:

Six months ending June 30, 2020	$58.9
Twelve months ending June 30, 2021	102.4
Twelve months ending June 30, 2022	85.4
Twelve months ending June 30, 2023	73.1
Twelve months ending June 30, 2024	51.4
Thereafter	128.6
Total undiscounted lease obligations	499.8
Less: Imputed interest	(35.1)
Net lease obligations	$464.7

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2019 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2019	$2,318.2	$4.8	$2,323.0
Additions and other adjustments	(2.5)	—	(2.5)
Currency translation adjustments	(5.6)	—	(5.6)
Balance at December 31, 2019	$2,310.1	$4.8	$2,314.9

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2019	2019
Intangible assets:
Software and software licenses	$2,617.6	$2,519.3
Customer contracts and lists	900.4	860.7
Other intangibles	238.9	237.9
	3,756.9	3,617.9
Less accumulated amortization:
Software and software licenses	(1,840.3)	(1,762.3)
Customer contracts and lists	(593.8)	(566.4)
Other intangibles	(220.3)	(217.7)
	(2,654.4)	(2,546.4)
Intangible assets, net	$1,102.5	$1,071.5

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 6 years for customer contracts and lists, and 4 years for other intangibles).  Amortization of intangible assets was $69.7 million and $55.4 million for the three months ended December 31, 2019 and 2018, respectively, and $139.1 million and $108.8 million for the six months ended December 31, 2019 and 2018, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2020	$147.6
Twelve months ending June 30, 2021	$241.8
Twelve months ending June 30, 2022	$194.1
Twelve months ending June 30, 2023	$154.5
Twelve months ending June 30, 2024	$120.4
Twelve months ending June 30, 2025	$69.1

Note 9. Short-term Financing

The Company has a $3.8 billion, 364-day credit agreement that matures in June 2020 with a one year term-out option.  The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2019 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s.  These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2019 and June 30, 2019, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Average daily borrowings (in billions)	$3.5	$3.8	$3.7	$3.8
Weighted average interest rates	1.7%	2.3%	2.0%	2.1%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2019 there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2019, the Company had $262.0 million of outstanding obligations related to the reverse repurchase agreements, which were fully paid in early July 2019. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Average outstanding balances	$335.9	$325.4	$381.2	$410.2
Weighted average interest rates	1.7%	1.9%	1.8%	1.8%

Note 10. Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2019 and June 30, 2019, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2019	June 30, 2019
Fixed-rate 2.25% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		8.9	10.9
		2,008.9	2,010.9
Less: current portion		(1,001.6)	(2.5)
Less: unamortized discount and debt issuance costs		(4.3)	(6.2)
Total long-term debt		$1,003.0	$2,002.2

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2019, the fair value of the Notes, based on Level 2 inputs, was $2,068.9 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2019.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. In November 2019, the Board of Directors authorized the repurchase of $5 billion of our common stock, replacing in its entirety the previous 2015 authorization to purchase up to 25 million shares of our common stock. The Company repurchased 1.8 million and 2.2 million shares in the three months ended December 31, 2019 and 2018, respectively, of which $155.4 million in the three months ended December 31, 2019 were repurchased under the November 2019 authorization. The Company repurchased 3.7 million and 3.8 million shares in the six months ended December 31, 2019 and 2018, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and six months ended December 31, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating expenses	$3.4	$3.4	$7.4	$8.8
Selling, general and administrative expenses	28.0	30.4	56.3	58.4
System development and programming costs	4.8	4.8	9.6	9.8
Total stock-based compensation expense	$36.2	$38.6	$73.3	$77.0

The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's Form 10-K for fiscal 2019. See the Company's Annual Report on Form 10-K for fiscal 2019 for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost – benefits earned during the period	$14.9	$14.9	$29.9	$29.9
Interest cost on projected benefits	15.4	19.7	30.9	39.3
Expected return on plan assets	(29.5)	(33.0)	(59.0)	(65.9)
Net amortization and deferral	1.5	—	2.9	0.1
Settlement charges and special termination benefits	—	12.8	(5.1)	28.1
Net pension expense	$2.3	$14.4	$(0.4)	$31.5

In fiscal 2018, the Company offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. During the three and six months ended December 31, 2018, the Company recorded $12.8 million and $28.1 million, respectively, of non-cash settlement charges and special termination benefits.

Note 12. Income Taxes

The effective tax rate for the three months ended December 31, 2019 and 2018 was 22.0% and 24.7%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards and a reduction in the operating tax rate due to the mix between domestic and foreign earnings.
The effective tax rate for the six months ended December 31, 2019 and 2018 was 21.6% and 23.4%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards, a reduction in the operating tax rate due to the mix between domestic and foreign earnings and an increase in tax incentives related to our software development activities.
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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	December 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2019	$63.9	$1,213.7	$17,729.6	$(13,412.6)	$(233.9)	$5,360.7
Net earnings	—	—	651.6	—	—	651.6
Other comprehensive income	—	—	—	—	2.7	2.7
Stock-based compensation expense	—	31.3	—	—	—	31.3
Issuances relating to stock compensation plans	—	8.7	—	14.5	—	23.2
Treasury stock acquired (1.8 shares)	—	—	—	(311.5)	—	(311.5)
Dividends declared ($0.91 per share)	—	—	(393.6)	—	—	(393.6)
Balance at December 31, 2019	$63.9	$1,253.7	$17,987.6	$(13,709.6)	$(231.2)	$5,364.4

	Three Months Ended
	December 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2018	$63.9	$1,035.1	$16,741.1	$(12,421.2)	$(740.1)	$4,678.8
Net earnings	—	—	558.2	—	—	558.2
Other comprehensive income	—	—	—	—	125.1	125.1
Stock-based compensation expense	—	35.0	—	—	—	35.0
Issuances relating to stock compensation plans	—	6.0	—	13.3	—	19.3
Treasury stock acquired (2.2 shares)	—	—	—	(312.3)	—	(312.3)
Dividends declared ($0.79 per share)	—	—	(340.2)	—	—	(340.2)
Balance at December 31, 2018	$63.9	$1,076.1	$16,959.1	$(12,720.2)	$(615.0)	$4,763.9

	Six Months Ended
	December 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2019	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)	$5,399.9
Net earnings	—	—	1,234.0	—	—	1,234.0
Other comprehensive income	—	—	—	—	26.1	26.1
Stock-based compensation expense	—	67.3	—	—	—	67.3
Issuances relating to stock compensation plans	—	3.2	—	84.9	—	88.1
Treasury stock acquired (3.7 shares)	—	—	—	(704.0)	—	(704.0)
Dividends declared ($1.70 per share)	—	—	(740.2)	—	—	(740.2)
Other	—	—	(6.8)	—	—	(6.8)
Balance at December 31, 2019	$63.9	$1,253.7	$17,987.6	$(13,709.6)	$(231.2)	$5,364.4

	Six Months Ended
	December 31, 2018
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2018	$63.9	$1,014.8	$16,546.6	$(12,209.6)	$(679.8)	$4,735.9
Net earnings	—	—	1,063.6	—	—	1,063.6
Other comprehensive income	—	—	—	—	64.8	64.8
Stock-based compensation expense	—	69.7	—	—	—	69.7
Issuances relating to stock compensation plans	—	(8.4)	—	83.5	—	75.1
Treasury stock acquired (3.8 shares)	—	—	—	(594.1)	—	(594.1)
Dividends declared ($1.48 per share)	—	—	(651.1)	—	—	(651.1)
Balance at December 31, 2018	$63.9	$1,076.1	$16,959.1	$(12,720.2)	$(615.0)	$4,763.9

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Other	Accumulated Other Comprehensive Loss
Balance at September 30, 2019	$(318.1)	$298.1		$(213.9)		$—	$(233.9)
Other comprehensive (loss)/income before reclassification adjustments	34.3	(35.5)		—		0.7	(0.5)
Tax effect	—	7.5		—		(0.2)	7.3
Reclassification adjustments to net earnings	—	(7.1)	(A)	1.9	(B)	—	(5.2)
Tax effect	—	1.6		(0.5)		—	1.1
Balance at December 31, 2019	$(283.8)	$264.6		$(212.5)		$0.5	$(231.2)

	Three Months Ended
	December 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at September 30, 2018	$(249.9)	$(311.4)		$(178.8)		$(740.1)
Other comprehensive (loss)/income before reclassification adjustments	(24.7)	168.3		—		143.6
Tax effect	—	(38.8)		—		(38.8)
Reclassification adjustments to net earnings	—	0.5	(A)	26.2	(B)	26.7
Tax effect	—	(0.1)		(6.3)		(6.4)
Balance at December 31, 2018	$(274.6)	$(181.5)		$(158.9)		$(615.0)

	Six Months Ended
	December 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Other	Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(269.2)	$224.6		$(212.7)		$—	$(257.3)
Other comprehensive (loss)/income before reclassification adjustments	(14.6)	60.6		—		0.7	46.7
Tax effect	—	(13.3)		—		(0.2)	(13.5)
Reclassification adjustments to net earnings	—	(9.4)	(A)	0.2	(B)	—	(9.2)
Tax effect	—	2.1		—		—	2.1
Balance at December 31, 2019	$(283.8)	$264.6		$(212.5)		$0.5	$(231.2)

	Six Months Ended
	December 31, 2018
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(227.0)	$(274.0)		$(178.8)		$(679.8)
Other comprehensive (loss)/income before reclassification adjustments	(47.6)	118.0		—		70.4
Tax effect	—	(26.6)		—		(26.6)
Reclassification adjustments to net earnings	—	1.4	(A)	26.3	(B)	27.7
Tax effect	—	(0.3)		(6.4)		(6.7)
Balance at December 31, 2018	$(274.6)	$(181.5)		$(158.9)		$(615.0)

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Employer Services	$2,537.5	$2,450.4	$4,978.9	$4,788.6
PEO Services	1,134.7	1,044.7	2,191.5	2,019.6
Other	(2.7)	(2.7)	(5.2)	(5.5)
	$3,669.5	$3,492.4	$7,165.2	$6,802.7

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Employer Services	$767.4	$733.0	$1,448.4	$1,372.9
PEO Services	167.1	157.3	315.5	301.1
Other	(99.0)	(149.3)	(189.3)	(286.2)
	$835.5	$741.0	$1,574.6	$1,387.8

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

Highlights from the six months ended December 31, 2019 include:

Employer Services New Business Bookings		PEO Average Number of Worksite Employees
á	4%	á	7%	to 571,000

Revenues			Revenues
á	5% to	$7.2 billion	á	6% organic constant currency

EBIT Margin			Adjusted EBIT Margin
á	160 basis points to	22.0%	á	70 basis points to	22.3%

Diluted earnings per share ("EPS")			Adjusted diluted EPS
á	17% to	$2.84	á	13% to	$2.86

Our shareholder friendly actions continued as we returned approximately:
$690 million			$620 million
via dividends			via share repurchases

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

As we continue our transformation journey, our initiatives are yielding efficiencies and are focused on changing how we work. We continue to deliver balanced revenue and profit growth, margin expansion, and ultimately drive long-term shareholder value.

Through our investments, innovations and continued transformation, we are enhancing our position as a leading global HCM provider that can help businesses address the entire worker spectrum from full-time to freelancer and from hire through retire. As the HCM market continues to evolve rapidly, we remain focused on rethinking a better, more personalized world at work and helping our clients and their workers achieve their full potential.

We have a strong business model and operate in a growing global market. We are committed to building upon our past successes by investing in our business through enhancements in R&D and by driving meaningful transformation in the way we operate. We are proud of the recognition received for our new and exciting products and for the positive momentum that we have been delivering to our shareholders. We continue to generate a high percentage of recurring revenues, healthy and improving margins, and consistent strong cash flows. Our financial condition remains solid at December 31, 2019. Through our investments in innovation and transformation, we are positioned to maintain our positive momentum for fiscal year ended June 30, 2020 (“fiscal 2020”).

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and six months ended December 31, respectively:

Growth:	á	5%	á	5%
Organic constant currency:	á	6%	á	6%

For the three months ended December 31, 2019, our revenue growth includes one percentage point of unfavorability from foreign currency. For the six months ended December 31, 2019, our revenue growth includes about one percentage point of unfavorability from foreign currency partially offset by benefits from acquisitions. Revenues for the three and six months ended December 31, 2019 increased due to new business started from New Business Bookings and continued strong retention. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues for the three months ended December 31, 2019 include consolidated interest on funds held for clients of $137.7 million, as compared to $129.1 million for the three months ended December 31, 2018. The increase in the consolidated interest earned on funds held for clients resulted from an increase in our average client funds balance of 6.3% to $25.1 billion for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018.

Total revenues for the six months ended December 31, 2019 include consolidated interest on funds held for clients of $271.5 million, as compared to $247.6 million for the six months ended December 31, 2018. The increase in the consolidated interest earned on funds held for clients resulted from an increase in our average client funds balance of 6.5% to $24.4 billion for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018.

Total Expenses

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2019	2018	% Change	2019	2018	% Change

Costs of revenues:
Operating expenses	$1,836.0	$1,772.4	4%	$3,623.6	$3,469.5	4%
Systems development and programming costs	168.7	156.1	8%	336.9	314.1	7%
Depreciation and amortization	89.4	71.7	25%	178.3	144.3	24%
Total costs of revenues	2,094.1	2,000.2	5%	4,138.8	3,927.9	5%
Selling, general and administrative expenses	754.3	745.2	1%	1,480.9	1,459.0	2%
Interest expense	31.6	38.6	n/m	71.5	74.5	n/m
Total expenses	$2,880.0	$2,784.0	3%	$5,691.2	$5,461.4	4%

n/m - not meaningful

For the three months ended December 31, 2019, our total expenses increased due to an increase in PEO Services zero-margin benefits pass-through costs, selling and marketing expenses and amortization expense. The increase was partially offset by a decrease in net charges related to our transformation initiatives, operating efficiencies as a result of our continued successful execution on transformation initiatives, and the impact of foreign currency in the three months ended December 31, 2019.

For the six months ended December 31, 2019, our total expenses increased due to an increase in PEO Services zero-margin benefits pass-through costs, selling and marketing expenses, costs to service our client base in support of our growing revenue, and amortization expense. The increase was partially offset by a decrease in net charges related to our transformation initiatives, operating efficiencies as a result of our continued successful execution on transformation initiatives, and the impact of foreign currency in the six months ended December 31, 2019.

Operating expenses increased as our PEO Services zero-margin benefits pass-through costs increased to $722.4 million and $1,421.5 million from $659.7 million and $1,300.2 million for the three and six months ended December 31, 2019 and 2018, respectively.

Systems development and programming costs increased for the three and six months ended December 31, 2019 due to increased investments and costs to develop, support, and maintain our products, partially offset by capitalization of costs related to our strategic projects, including our next gen platforms, and reduced costs from our transformation initiatives. Depreciation and amortization expense increased related to the amortization of our internally developed software and acquisitions of intangibles.

Selling, general and administrative expenses increased for the three and six months ended December 31, 2019 due to increased selling and marketing expenses as a result of investments in our sales force and our brand. The increase was partially offset by broad-based efficiencies as a result of our transformation initiatives and a decrease in net charges related to our transformation initiatives in the three and six months ended December 31, 2019.

Other Income, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2019	2018	$ Change	2019	2018	$ Change
Interest income on corporate funds	$(25.7)	$(28.1)	$(2.4)	$(58.0)	$(56.6)	$1.4
Realized gains on available-for-sale securities	(7.6)	(0.3)	7.3	(10.1)	(0.6)	9.5
Realized losses on available-for-sale securities	0.5	0.8	0.3	0.7	2.0	1.3
Impairment of intangible assets	—	—	—	—	12.1	12.1
Gain on sale of assets	—	(4.1)	(4.1)	(1.9)	(4.1)	(2.2)
Gain on sale of investment	(0.2)	—	0.2	(0.2)	—	0.2
Non-service components of pension expense, net	(13.0)	(0.9)	12.1	(31.1)	0.7	31.8
Other income, net	$(46.0)	$(32.6)	$13.4	$(100.6)	$(46.5)	$54.1

Other income, net, increased $13.4 million and $54.1 million for the three and six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018. The increase was due to the non-service components of pension expense, net during the three and six months ended December 31, 2019. Additionally, in fiscal 2019, we wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of an acquisition offset by the gain on sale of assets of $4.1 million in relation to the Service Alignment Initiative.

Earnings before Income Taxes (“EBIT”)

For the three months ended December 31:

Growth:	á	13%	á	160bps

For the six months ended December 31:

Growth:	á	13%	á	160bps

Earnings before income taxes increased for the three and six months ended December 31, 2019 due to the increases in revenues partially offset by increases in expenses discussed above.

Overall margin increased for the three and six months ended December 31, 2019 as a result of our continued successful execution of our broad-based transformation initiatives as well as operating efficiencies. In addition, our margin improvement was aided by lower transformation initiative related charges of $28.1 million and $61.0 million for the three and six months ended December 31, 2019, respectively. These were partially offset by incremental pressure from growth in our zero-margin benefits pass-throughs, increased selling and marketing expenses and amortization expense.

Adjusted EBIT

For the three months ended December 31:

Growth:	á	9%	á	70bps

For the six months ended December 31:

Growth:	á	9%	á	70bps

Adjusted EBIT excludes net charges related to our transformation initiatives in the respective periods for the three and six months ended December 31, 2019 and 2018, reflecting a decrease in net charges of $28.1 million and $61.0 million during the three and six months ended December 31, 2019, respectively, as compared to the three and six months ended December 31, 2018, respectively. For the three and six months ended December 31, 2019, adjusted EBIT increased due to the increases in revenues offset by the increases in expenses discussed above. Our adjusted EBIT margin reflects changes described above in our EBIT margin.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2019 and 2018 was 22.0% and 24.7%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards and a reduction in the operating tax rate due to the mix between domestic and foreign earnings.

The effective tax rate for the six months ended December 31, 2019 and 2018 was 21.6% and 23.4%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards, a reduction in the operating tax rate due to the mix between domestic and foreign earnings and an increase in tax incentives related to our software development activities.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended December 31, 2019 and 2018 was 22.0% and 24.6%, respectively. The adjusted effective tax rate for the six months ended December 31, 2019 and 2018 was 21.6% and 23.4%, respectively. The drivers of the decrease in the adjusted effective tax rate are the same as the drivers of the decrease in the effective tax rate discussed above.

Net Earnings and Diluted EPS

For the three months ended December 31:

Growth:	á	17%	á	18%

For the six months ended December 31:

Growth:	á	16%	á	17%

For the three and six months ended December 31, 2019, the net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three and six months ended December 31, 2019, diluted EPS increased as a result of an increase in net earnings and the impact of fewer shares outstanding resulting from the repurchase of approximately 3.7 million shares during the six months ended December 31, 2019 and 3.8 million shares for the six months ended December 31, 2018, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

For the three months ended December 31:

Growth:	á	12%	á	13%

For the six months ended December 31:

Growth:	á	11%	á	13%

For the three and six months ended December 31, 2019, adjusted net earnings reflect the changes described above in our adjusted EBIT and our adjusted effective tax rate.

For the three and six months ended December 31, 2019, adjusted diluted EPS reflects the changes described above in our adjusted net earnings and shares outstanding.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Six Months Ended
	December 31,				December 31,		% Change
	2019	2018	As Reported	Organic constant currency	2019	2018	As Reported	Organic constant currency
Employer Services	$2,537.5	$2,450.4	4%	4%	$4,978.9	$4,788.6	4%	5%
PEO Services	1,134.7	1,044.7	9%	9%	2,191.5	2,019.6	9%	9%
Other	(2.7)	(2.7)	n/m	n/m	(5.2)	(5.5)	n/m	n/m
	$3,669.5	$3,492.4	5%	6%	$7,165.2	$6,802.7	5%	6%

	Earnings before Income Taxes
	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2019	2018	As Reported	2019	2018	As Reported
Employer Services	$767.4	$733.0	5%	$1,448.4	$1,372.9	5%
PEO Services	167.1	157.3	6%	315.5	301.1	5%
Other	(99.0)	(149.3)	n/m	(189.3)	(286.2)	n/m
	$835.5	$741.0	13%	$1,574.6	$1,387.8	13%

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three months ended December 31, 2019 due to new business started from New Business Bookings and continued strong retention. Our revenues also increased due to increased interest earned on funds held for clients as a result of growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.2% for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

Revenues increased for the six months ended December 31, 2019 due to new business started from New Business Bookings and continued strong retention. Our revenue growth includes about one percentage point of unfavorability from foreign currency partially offset by benefits from acquisitions. Our revenues also increased due to increased interest earned on funds held for clients as a result of growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.3% for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018.

Earnings before Income Taxes

Employer Services’ earnings before income taxes increased for the three months ended December 31, 2019 due to increased revenues discussed above, offset by increased expenses due to increased selling and marketing expenses as a result of investments in our sales force and our brand, and amortization expense. These increases in expenses were partially offset by operating efficiencies as a result of our transformation initiatives and the impact from foreign currency.

Employer Services' earnings before income taxes increased for the six months ended December 31, 2019 due to increased revenues discussed above, offset by increased expenses due to increased selling and marketing expenses as a result of investments in our sales force and our brand, costs to service our client base in support of our growing revenue, and amortization expense. These increases in expenses were partially offset by operating efficiencies as a result of our transformation initiatives and the impact from foreign currency.

For the three and six months ended December 31, respectively:

Growth:	á	30bps	á	40bps

Employer Services' overall margin increased for the three and six months ended December 31, 2019 as a result of the continued successful execution of our broad-based transformation initiatives, as well as operating efficiencies. This increase was partially offset by increased selling and marketing expenses and amortization expense.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Six Months Ended		Change
	December 31,				December 31,
	2019	2018	$	%	2019	2018	$	%
PEO Services' revenues	$1,134.7	$1,044.7	$90.0	9%	$2,191.5	$2,019.6	$171.9	9%
Less: PEO zero-margin benefits pass-throughs	722.4	659.7	62.7	10%	1,421.5	1,300.2	121.3	9%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$412.3	$385.0	$27.3	7%	$770.0	$719.4	$50.6	7%

PEO Services' revenues increased 9% for the three and six months ended December 31, 2019, respectively, due to a 6% and 7% increase in the average number of Worksite Employees for the three and six months ended December 31, 2019, respectively, driven by an increase in the number of new PEO Services clients and growth of our existing clients. PEO Services' revenue excluding zero-margin benefits pass-throughs increased 7% for the three and six months ended December 31, 2019, respectively, and includes pressure from lower workers compensation and State Unemployment Insurance (“SUI”) costs and related pricing.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 6% for the three months ended December 31, 2019 due to the increased revenues discussed above offset by an increase in expenses of $80.2 million. The increase in expenses was related to an increase in zero-margin benefits pass-through costs of $62.7 million described above and increased selling expenses, partially offset by an increase of $3.1 million in pre-tax benefit related to ADP Indemnity in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018.

PEO Services' earnings before income taxes increased 5% for the six months ended December 31, 2019 due to the increased revenues discussed above offset by an increase in expenses of $157.5 million. The increase in expenses was related to an increase in zero-margin benefits pass-through costs of $121.3 million described above, increased selling expenses and a decrease of $2.2 million in pre-tax benefit related to ADP Indemnity in the six months ended December 31, 2019, as compared to the six months ended December 31, 2018.

For the three and six months ended December 31, respectively:

Growth:	â	30bps	â	50bps

PEO Services' overall margin decreased due to increased selling expenses offset by an increase of $3.1 million in pre-tax benefit from ADP Indemnity in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018.

PEO Services' overall margin decreased due to increased selling expenses and a decrease of $2.2 million in pre-tax benefit from ADP Indemnity in the six months ended December 31, 2019, as compared to the six months ended December 31, 2018.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' Worksite Employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. The Company has obtained approximately $242 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during the six months ended December 31, 2019 and December 31, 2018, respectively, under the letters of credit. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment. ADP Indemnity recorded a pre-tax benefit of approximately $4.7 million and $8.1 million for the three and six months ended December 31, 2019, compared to $1.6 million and $10.3 million for the three and six months ended December 31, 2018. For the fiscal years 2013 to 2019, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. For the six months ended December 31, 2019, ADP Indemnity paid a premium of $215.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2020 policy year on terms substantially similar to the fiscal 2019 reinsurance policy.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2019	2018	As Reported	2019	2018	As Reported

Net earnings	$651.6	$558.2	17%	$1,234.0	$1,063.6	16%
Adjustments:
Provision for income taxes	183.9	182.8		340.6	324.2
All other interest expense (a)	14.7	14.9		29.5	30.0
All other interest income (a)	(5.4)	(6.6)		(13.8)	(14.2)
Gain on sale of assets	(0.2)	—		(0.2)	—
Transformation initiatives (b)	9.1	37.2		8.6	69.6
Adjusted EBIT	$853.7	$786.5	9%	$1,598.7	$1,473.2	9%
Adjusted EBIT Margin	23.3%	22.5%		22.3%	21.7%

Provision for income taxes	$183.9	$182.8	1%	$340.6	$324.2	5%
Adjustments:
Gain on sale of assets (c)	(0.1)	—		(0.1)	—
Transformation initiatives (c)	2.3	9.2		2.1	17.2
Tax Cuts and Jobs Act (d)	—	(0.6)		—	0.5
Adjusted provision for income taxes	$186.1	$191.4	(3)%	$342.6	$341.9	—%
Adjusted effective tax rate (e)	22.0%	24.6%		21.6%	23.4%

Net earnings	$651.6	$558.2	17%	$1,234.0	$1,063.6	16%
Adjustments:
Gain on sale of assets	(0.2)	—		(0.2)	—
Income tax provision on gain on sale of assets (c)	0.1	—		0.1	—
Transformation initiatives (b)	9.1	37.2		8.6	69.6
Income tax provision for transformation initiatives (c)	(2.3)	(9.2)		(2.1)	(17.2)
Tax Cuts and Jobs Act (d)	—	0.6		—	(0.5)
Adjusted net earnings	$658.3	$586.8	12%	$1,240.4	$1,115.5	11%

Diluted EPS	$1.50	$1.27	18%	$2.84	$2.42	17%
Adjustments:
Gain on sale of assets (c)	—	—		—	—
Transformation initiatives (b) (c)	0.02	0.06		0.01	0.12
Tax Cuts and Jobs Act (d)	—	—		—	—
Adjusted diluted EPS	$1.52	$1.34	13%	$2.86	$2.54	13%

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

(b) The transformation initiatives for the three months ended December 31, 2019 include net reversals of charges related to our
Service Alignment Initiative of $1.8 million, offset by charges of $10.9 million related to other transformation initiatives. The transformation initiatives for the six months ended December 31, 2019 include net reversals of charges related to our Voluntary Early Retirement Program (“VERP”) and Service Alignment Initiative of $7.6 million, and a gain on sale of assets related to our Service Alignment Initiative of $1.9 million, offset by charges of $18.1 million related to other transformation initiatives. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative.

(c) The tax provision (benefit) on transformation initiatives and gain on sale of assets was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(d) There was no impact from the Tax Cuts and Jobs Act in the three and six months ended December 31, 2019.

(e) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by the sum of our Adjusted net earnings plus our Adjusted provision for income taxes.

The following table reconciles our reported growth rates to the non-GAAP measure of organic constant currency, which excludes the impact of acquisitions, the impact of dispositions, and the impact of foreign currency. The impact of acquisitions and dispositions is calculated by excluding the current year revenues of acquisitions until the one-year anniversary of the transaction and by excluding the prior year revenues of divestitures for the one-year period preceding the transaction. The impact of foreign currency is determined by calculating the current year result using foreign exchange rates consistent with the prior year. The PEO segment is not impacted by acquisitions, dispositions or foreign currency.

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2019	2019
Consolidated revenue growth as reported	5%	5%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	—%	—%
Consolidated revenue growth, organic constant currency	6%	6%

Employer Services revenue growth as reported	4%	4%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	1%	1%
Employer Services revenue growth, organic constant currency	4%	5%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, and cash flow from operations, together with our $10.3 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets, will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures.

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

As of December 31, 2019, cash and cash equivalents were $1.5 billion, which were primarily invested in time deposits and money market funds.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Six Months Ended
	December 31,
	2019	2018	$ Change
Cash provided by / (used in):
Operating activities	$1,130.9	$931.5	$199.4
Investing activities	(124.9)	(469.2)	344.3
Financing activities	5,525.1	(1,488.3)	7,013.4
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12.2)	(32.1)	19.9
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,518.9	$(1,058.1)	$7,577.0

Net cash flows provided by operating activities for the six months ended December 31, 2019 and December 31, 2018 include cash payments for reinsurance agreements of $215.0 million and $218.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is due to an increase in net earnings and net favorable change in the components of working capital within operating activities, as compared to the six months ended December 31, 2018.

Net cash flows from investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $257.3 million, lower payments made related to acquisitions, partially offset by payments made related to acquisitions of intangibles and capital expenditures in the six months ended December 31, 2019.

Net cash flows from financing activities changed due to a net increase in client fund obligations of $8,660.8 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, partially offset by more cash returned to shareholders via dividends and share repurchases, a repayment of reverse repurchase agreements and a decrease of net proceeds commercial paper borrowings for the six months ended December 31, 2019.

We purchased 3.7 million shares of our common stock at an average price per share of $164.99 during the six months ended December 31, 2019, as compared to purchases of 3.8 million shares at an average price per share of $139.16 during the six months ended December 31, 2018. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2019 and June 30, 2019, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Average daily borrowings (in billions)	$3.5	$3.8	$3.7	$3.8
Weighted average interest rates	1.7%	2.3%	2.0%	2.1%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

Our U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2019 there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2019, the Company had $262.0 million of outstanding obligations related to the reverse repurchase agreements, which were fully paid in early July 2019. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Average outstanding balances	$335.9	$325.4	$381.2	410.2
Weighted average interest rates	1.7%	1.9%	1.8%	1.8%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.8 billion, 364-day credit agreement that matures in June 2020 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2024 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2019 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.3 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of fixed rate auto loan, credit card, equipment lease and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the six months ended December 31, 2019 were $94.1 million, as compared to $77.0 million for the six months ended December 31, 2018. Capital expenditures for fiscal 2020 are expected to be about $175 million, as compared to $163 million in fiscal 2019.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.3 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible credit ratings), and our ability to engage in reverse repurchase agreement transactions and available borrowings under our $10.3 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Average investment balances at cost:
Corporate investments	$5,142.0	$5,600.2	$5,598.5	$5,752.5
Funds held for clients	25,051.7	23,575.6	24,366.6	22,876.3
Total	$30,193.7	$29,175.8	$29,965.1	$28,628.8

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	2.0%	2.0%	2.1%	2.0%
Funds held for clients	2.2%	2.2%	2.2%	2.2%
Total	2.2%	2.2%	2.2%	2.1%

Realized gains on available-for-sale securities	$(7.6)	$(0.3)	$(10.1)	$(0.6)
Realized losses on available-for-sale securities	0.5	0.8	0.7	2.0
Net realized (gains)/losses on available-for-sale securities	$(7.1)	$0.5	$(9.4)	$1.4

	December 31, 2019	June 30, 2019
Net unrealized pre-tax gains on available-for-sale securities	$338.7	$287.5

Total available-for-sale securities at fair value	$24,801.1	$24,859.1

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio increased from 2.1% for the six months ended December 31, 2018 to 2.2% for the six months ended December 31, 2019. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $15 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2020. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2020.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA-rated and AA-rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 78% of our available-for-sale securities held a AAA-rating or AA-rating at December 31, 2019. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for the fiscal 2020.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2019	714,248	$161.08	714,020	7,347,656

November 1 to 11, 2019	217,381	$161.62	216,585	7,131,071
November 12 to 30, 2019	307,724	$169.78	300,404	$4,949,003,740

December 1 to 31, 2019	618,715	$168.95	617,922	$4,844,607,795
Total	1,858,068		1,848,931

(1)  During the three months ended December 31, 2019, pursuant to the terms of the Company's restricted stock program, the Company purchased 9,137 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  On November 12, 2019, the Board of Directors authorized the repurchase of $5 billion of our common stock, replacing in its entirety the previous 2015 authorization to purchase up to 25 million shares of common stock, included in the table above as follows:

Date of Approval
August 2015	25 million shares
November 2019	$5 billion

There is no expiration date for the new common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Kathleen A. Winters pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Kathleen A. Winters pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	January 31, 2020	/s/ Kathleen A. Winters Kathleen A. Winters

Chief Financial Officer (Title)