Form 10-Q
period 2020-03-31
AUTOMATIC DATA PROCESSING INC
filed 2020-05-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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
The number of shares outstanding of the registrant’s common stock as of April 28, 2020 was 429,774,376.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,652.1	$2,546.9	$7,356.7	$7,084.7
Interest on funds held for clients	158.9	167.4	430.4	415.0
PEO revenues (A)	1,236.8	1,113.9	3,425.9	3,131.2
TOTAL REVENUES	4,047.8	3,828.2	11,213.0	10,630.9

EXPENSES:
Costs of revenues:
Operating expenses	1,974.1	1,855.3	5,597.8	5,324.8
Systems development and programming costs	172.1	160.1	509.0	474.2
Depreciation and amortization	92.9	77.2	271.2	221.5
TOTAL COSTS OF REVENUES	2,239.1	2,092.6	6,378.0	6,020.5

Selling, general, and administrative expenses	756.6	750.4	2,237.4	2,209.4
Interest expense	20.0	21.7	91.5	96.2
TOTAL EXPENSES	3,015.7	2,864.7	8,706.9	8,326.1

Other income, net	(44.6)	(21.0)	(145.2)	(67.5)

EARNINGS BEFORE INCOME TAXES	1,076.7	984.5	2,651.3	2,372.3

Provision for income taxes	255.8	230.8	596.4	554.9

NET EARNINGS	$820.9	$753.7	$2,054.9	$1,817.4

BASIC EARNINGS PER SHARE	$1.91	$1.74	$4.76	$4.17

DILUTED EARNINGS PER SHARE	$1.90	$1.73	$4.74	$4.15

Basic weighted average shares outstanding	430.0	434.1	431.4	435.5
Diluted weighted average shares outstanding	431.8	436.6	433.5	438.1

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $12,643.6 million and $10,798.3 million for the three months ended March 31, 2020 and 2019, respectively, and $35,525.8 million and $32,178.8 million for the nine months ended March 31, 2020 and 2019, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net earnings	$820.9	$753.7	$2,054.9	$1,817.4

Other comprehensive income/(loss):
Currency translation adjustments	(68.4)	(2.3)	(83.0)	(49.9)

Unrealized net gains/(losses) on available-for-sale securities	139.3	259.0	199.9	377.0
Tax effect	(32.2)	(58.0)	(45.4)	(84.8)
Reclassification of net (gain)/losses on available-for-sale securities to net earnings	(2.5)	(0.1)	(11.9)	1.4
Tax effect	0.6	—	2.6	(0.2)

Unrealized loss on cash flow hedging activities	(38.2)	—	(37.4)	—
Tax effect	9.5	—	9.2	—

Reclassification of pension liability adjustment to net earnings	(15.0)	6.1	(14.8)	32.5
Tax effect	3.7	(1.6)	3.7	(8.1)

Other comprehensive income/(loss), net of tax	(3.2)	203.1	22.9	267.9
Comprehensive income	$817.7	$956.8	$2,077.8	$2,085.3

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,705.0	$1,949.2
Short-term marketable securities	3.2	10.5
Accounts receivable, net of allowance for doubtful accounts of $84.8 and $54.9, respectively	2,620.6	2,439.3
Other current assets	545.5	509.1
Total current assets before funds held for clients	4,874.3	4,908.1
Funds held for clients	30,834.4	29,434.2
Total current assets	35,708.7	34,342.3
Long-term receivables, net of allowance for doubtful accounts of $0.6 and $0.4, respectively	21.6	23.8
Property, plant and equipment, net	743.1	764.2
Operating lease right-of-use asset	521.1	—
Deferred contract costs	2,403.0	2,428.5
Other assets	579.9	934.4
Goodwill	2,299.3	2,323.0
Intangible assets, net	1,106.7	1,071.5
Total assets	$43,383.4	$41,887.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$115.5	$125.5
Accrued expenses and other current liabilities	1,978.7	1,759.0
Accrued payroll and payroll-related expenses	564.0	721.1
Dividends payable	387.9	340.1
Short-term deferred revenues	215.8	220.7
Obligations under reverse repurchase agreements (A)	—	262.0
Short-term debt	1,001.8	—
Income taxes payable	50.1	54.8
Total current liabilities before client funds obligations	4,313.8	3,483.2
Client funds obligations	30,359.0	29,144.5
Total current liabilities	34,672.8	32,627.7
Long-term debt	1,002.8	2,002.2
Operating lease liabilities	361.2	—
Other liabilities	745.6	798.7
Deferred income taxes	732.2	659.9
Long-term deferred revenues	378.1	399.3
Total liabilities	37,892.7	36,487.8

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2020 and June 30, 2019; outstanding, 429.8 and 434.2 shares at March 31, 2020 and June 30, 2019, respectively	63.9	63.9
Capital in excess of par value	1,315.1	1,183.2
Retained earnings	18,416.5	17,500.6
Treasury stock - at cost: 208.9 and 204.5 shares at March 31, 2020 and June 30, 2019, respectively	(14,070.4)	(13,090.5)
Accumulated other comprehensive loss	(234.4)	(257.3)
Total stockholders’ equity	5,490.7	5,399.9
Total liabilities and stockholders’ equity	$43,383.4	$41,887.7

(A) As of June 30, 2019, $261.4 million of long-term marketable securities and $0.6 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. Refer to Note 9.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net earnings	$2,054.9	$1,817.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	355.5	299.6
Amortization of deferred contract costs	687.4	655.2
Deferred income taxes	57.7	4.1
Stock-based compensation expense	106.7	122.2
Net pension expense	(14.6)	41.0
Net amortization of premiums and accretion of discounts on available-for-sale securities	40.7	38.9
Impairment of intangible assets	—	12.1
Gain on sale of assets	(2.1)	(4.1)
Other	44.9	25.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(281.6)	(526.7)
Increase in other assets	(762.3)	(748.9)
(Decrease) / increase in accounts payable	(3.6)	25.4
(Decrease) / increase in accrued expenses and other liabilities	(34.0)	194.5
Net cash flows provided by operating activities	2,249.6	1,956.0

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,894.6)	(2,725.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	4,749.9	2,090.6
Capital expenditures	(139.3)	(120.3)
Additions to intangibles	(261.0)	(329.9)
Acquisitions of businesses, net of cash acquired	—	(120.4)
Proceeds from the sale of property, plant, and equipment and other assets	23.6	7.9
Net cash flows provided by / (used in) investing activities	478.6	(1,197.9)

Cash Flows from Financing Activities:
Net increase in client funds obligations	1,351.5	8,612.0
Payments of debt	(1.6)	(1.6)
Repurchases of common stock	(1,006.3)	(760.6)
Net proceeds from stock purchase plan and stock-based compensation plans	33.3	50.5
Dividends paid	(1,078.9)	(949.6)
Net payments of reverse repurchase agreements	(262.0)	—
Other	—	(5.3)
Net cash flows (used in) / provided by financing activities	(964.0)	6,945.4

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(41.4)	(34.1)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,722.8	7,669.4

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	6,796.2	6,542.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$8,519.0	$14,211.5

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,705.0	$1,826.2
Restricted cash and restricted cash equivalents included in funds held for clients (A)	6,814.0	12,385.3
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$8,519.0	$14,211.5

Supplemental disclosures of cash flow information:
Cash paid for interest	$103.8	$108.6
Cash paid for income taxes, net of income tax refunds	$520.2	$437.7

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

Revision of Previously Reported Financial Information

The Company has historically classified certain fees collected from worksite employers for certain benefits within PEO revenues, and the associated costs of these benefits have historically been classified within operating expenses as PEO zero-margin benefits pass-through costs in the Company's Statements of Consolidated Earnings. During the quarter ended September 30, 2019, management determined that the Company does not retain risk and is acting as the agent, rather than as the primary obligor, for a portion of the fees collected for worksite employee benefits and the worksite employer is primarily responsible for fulfilling certain aspects of the service and has discretion in establishing price. Accordingly, the accompanying Statements of Consolidated Earnings for the three and nine months ended March 31, 2019 have been revised to correct the amounts previously reported on a gross basis to a net basis by reducing PEO revenues and operating expenses for associated costs of an equal amount, as follows:

	Three Months Ended
	March 31, 2019
	As reported	Revision	As revised
PEO revenues	$1,133.1	(19.2)	$1,113.9
TOTAL REVENUES	3,847.4	(19.2)	3,828.2
Operating expenses	1,874.5	(19.2)	1,855.3
Total Expenses	2,883.9	(19.2)	2,864.7
EARNINGS BEFORE INCOME TAXES	984.5	—	984.5
Provision for income taxes	230.8	—	230.8
NET EARNINGS	$753.7	—	$753.7

	Nine Months Ended
	March 31, 2019
	As reported	Revision	As revised
PEO revenues	$3,176.8	(45.6)	$3,131.2
TOTAL REVENUES	10,676.5	(45.6)	10,630.9
Operating expenses	5,370.4	(45.6)	5,324.8
Total Expenses	8,371.7	(45.6)	8,326.1
EARNINGS BEFORE INCOME TAXES	2,372.3	—	2,372.3
Provision for income taxes	554.9	—	554.9
NET EARNINGS	$1,817.4	—	$1,817.4

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

Recently Issued Accounting Pronouncements
The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (“FASB”) which have been assessed:

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate (LIBOR) reform on financial reporting.	March 12, 2020 (Fiscal 2020) through December 31, 2022 (Fiscal 2023)	The Company is assessing the effects of the Reference Rate Reform. The Company has not yet determined the impact of this ASU on its consolidated results of operations, financial condition, or cash flows.
ASU 2018-14 Compensation-Retirement Benefits-Defined Benefit Plans	This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amendments in ASU 2018-14 would need to be applied on a retrospective basis.	July 1, 2021 (Fiscal 2022)	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
ASU 2018-13 Fair Value Measurement	This update modifies the disclosure requirements on fair value measurements. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis.	July 1, 2020 (Fiscal 2021)	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. In addition, this update modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued Accounting Standard Update 2019-11 Codification Improvements to Topic 326, Financial-Credit Losses which provides clarification and eliminates inconsistencies to amendments included in Update 2016-13.	July 1, 2020 (Fiscal 2021)	The Company is evaluating the impact of this ASU on its consolidated results of operations, financial condition, or cash flows.

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

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO zero-margin benefits pass-throughs and client fund interest, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Types of Revenues	2020	2019	2020	2019
HCM	$1,858.3	$1,771.4	$5,074.8	$4,886.1
HRO, excluding PEO zero-margin benefits pass-throughs	742.4	678.7	1,983.6	1,855.4
PEO zero-margin benefits pass-throughs	747.9	665.3	2,169.4	1,965.5
Global	540.3	545.4	1,554.8	1,508.9
Interest on funds held for clients	158.9	167.4	430.4	415.0
Total Revenues	$4,047.8	$3,828.2	$11,213.0	$10,630.9

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,859.8	$—	$(1.5)	$1,858.3
HRO, excluding PEO zero-margin benefits pass-throughs	254.1	489.0	(0.7)	742.4
PEO zero-margin benefits pass-throughs	—	747.9	—	747.9
Global	540.3	—	—	540.3
Interest on funds held for clients	157.5	1.4	—	158.9
Total Segment Revenues	$2,811.7	$1,238.3	$(2.2)	$4,047.8

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,774.7	$—	$(3.3)	$1,771.4
HRO, excluding PEO zero-margin benefits pass-throughs	233.2	448.6	(3.1)	678.7
PEO zero-margin benefits pass-throughs	—	665.3	—	665.3
Global	545.4	—	—	545.4
Interest on funds held for clients	165.8	1.6	—	167.4
Total Segment Revenues	$2,719.1	$1,115.5	$(6.4)	$3,828.2

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,079.6	$—	$(4.8)	$5,074.8
HRO, excluding PEO zero-margin benefits pass-throughs	729.7	1,256.5	(2.6)	1,983.6
PEO zero-margin benefits pass-throughs	—	2,169.4	—	2,169.4
Global	1,554.8	—	—	1,554.8
Interest on funds held for clients	426.5	3.9	—	430.4
Total Segment Revenues	$7,790.6	$3,429.8	$(7.4)	$11,213.0

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$4,891.1	$—	$(5.0)	$4,886.1
HRO, excluding PEO zero-margin benefits pass-throughs	696.6	1,165.7	(6.9)	1,855.4
PEO zero-margin benefits pass-throughs	—	1,965.5	—	1,965.5
Global	1,508.9	—	—	1,508.9
Interest on funds held for clients	411.1	3.9	—	415.0
Total Segment Revenues	$7,507.7	$3,135.1	$(11.9)	$10,630.9

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the nine months ended March 31, 2020 were as follows:

Contract Liability
Contract liability, July 1, 2019	$563.4
Recognition of revenue included in beginning of year contract liability	(129.7)
Contract liability, net of revenue recognized on contracts during the period	107.6
Currency adjustments	(6.7)
Contract liability, March 31, 2020	$534.6

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2020
Net earnings	$820.9			$820.9
Weighted average shares (in millions)	430.0	0.9	0.9	431.8
EPS	$1.91			$1.90
Three Months Ended March 31, 2019
Net earnings	$753.7			$753.7
Weighted average shares (in millions)	434.1	1.2	1.3	436.6
EPS	$1.74			$1.73

Nine Months Ended March 31, 2020
Net earnings	$2,054.9			$2,054.9
Weighted average shares (in millions)	431.4	1.1	1.0	433.5
EPS	$4.76			$4.74
Nine Months Ended March 31, 2019
Net earnings	$1,817.4			$1,817.4
Weighted average shares (in millions)	435.5	1.3	1.3	438.1
EPS	$4.17			$4.15

Options to purchase 1.3 million and 0.8 million shares of common stock for the three months ended March 31, 2020 and 2019, respectively, and 1.1 million and 0.6 million shares of common stock for the nine months ended March 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other Income, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest income on corporate funds	$(12.1)	$(15.0)	$(70.1)	$(71.6)
Realized gains on available-for-sale securities	(2.9)	(0.6)	(13.0)	(1.2)
Realized losses on available-for-sale securities	0.4	0.5	1.1	2.6
Impairment of intangible assets	—	—	—	12.1
Gain on sale of assets	—	—	(1.9)	(4.1)
Gain on sale of investment	—	—	(0.2)	—
Non-service components of pension expense, net (see Note 11)	(30.0)	(5.9)	(61.1)	(5.3)
Other income, net	$(44.6)	$(21.0)	$(145.2)	$(67.5)

In fiscal 2019, the Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of an acquisition. In addition, the Company recognized a gain of $4.1 million for the sale of assets in relation to the Service Alignment Initiative.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2020 and June 30, 2019 were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$8,519.0	$—	$—	$8,519.0
Available-for-sale securities:
Corporate bonds	10,802.4	226.4	(33.0)	10,995.8
Asset-backed securities	4,056.7	27.4	(42.1)	4,042.0
U.S. Treasury securities	3,585.9	129.4	—	3,715.3
U.S. government agency securities	1,491.4	61.0	—	1,552.4
Canadian government obligations and Canadian government agency obligations	1,007.0	16.2	(0.3)	1,022.9
Canadian provincial bonds	731.4	24.4	—	755.8
Municipal bonds	581.4	17.0	(0.5)	597.9
Other securities	1,291.9	50.7	(1.1)	1,341.5

Total available-for-sale securities	23,548.1	552.5	(77.0)	24,023.6

Total corporate investments and funds held for clients	$32,067.1	$552.5	$(77.0)	$32,542.6
(A) Included within available-for-sale securities are corporate investments with fair values of $3.2 million and funds held for clients with fair values of $24,020.4 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2019. The Company did not transfer any assets between Levels during the nine months ended March 31, 2020 or fiscal 2019. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at March 31, 2020.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2020, are as follows:

	March 31, 2020
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(32.9)	$2,811.0	$(0.1)	$12.0	$(33.0)	$2,823.0
Asset-backed securities	(41.2)	1,954.6	(0.9)	281.6	(42.1)	2,236.2
U.S. Treasury securities	—	2.5	—	—	—	2.5
U.S. government agency securities	—	—	—	—	—	—
Canadian government obligations and Canadian government agency obligations	(0.3)	24.6	—	—	(0.3)	24.6
Canadian provincial bonds	—	7.7	—	—	—	7.7
Municipal bonds	(0.5)	44.1	—	—	(0.5)	44.1
Other securities	(1.1)	89.1	—	3.2	(1.1)	92.3
	$(76.0)	$4,933.6	$(1.0)	$296.8	$(77.0)	$5,230.4

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

At March 31, 2020, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2020 through March 2030.

At March 31, 2020, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $2,045.2 million, $1,483.6 million, $391.5 million, and $121.0 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through March 31, 2020.

At March 31, 2020, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $698.4 million and $648.5 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from April 2020 through December 2029.

At March 31, 2020, other securities and their fair value primarily include U.S. government agency commercial mortgage-backed securities of $859.0 million issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, AA-rated United Kingdom Gilt securities of $190.2 million, and AAA-rated and AA-rated supranational bonds of $91.7 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2020	2019
Corporate investments:
Cash and cash equivalents	$1,705.0	$1,949.2
Short-term marketable securities	3.2	10.5
Long-term marketable securities (a)	—	261.4
Total corporate investments	$1,708.2	$2,221.1

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2020	2019
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$6,814.0	$4,847.0
Restricted short-term marketable securities held to satisfy client funds obligations	5,799.0	5,013.9
Restricted long-term marketable securities held to satisfy client funds obligations	18,221.4	19,573.3
Total funds held for clients	$30,834.4	$29,434.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $30,359.0 million and $29,144.5 million at March 31, 2020 and June 30, 2019, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2020 and June 30, 2019, $27,689.8 million and $26,648.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

Approximately 77% of the available-for-sale securities held a AAA-rating or AA-rating at March 31, 2020, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar-denominated securities, and Fitch for asset-backed and commercial mortgage-backed securities.  All available-for-sale securities were rated as investment grade at March 31, 2020.

Expected maturities of available-for-sale securities at March 31, 2020 are as follows:

One year or less	$5,802.2
One year to two years	4,387.0
Two years to three years	4,904.9
Three years to four years	3,369.3
After four years	5,560.2
Total available-for-sale securities	$24,023.6

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

The Company elected the following practical expedients permitted under the lease standard:

•The Company did not reassess prior conclusions about lease identification, lease classification or initial direct costs, and did not use hindsight for leases existing at adoption date.
•The Company did not record leases with an initial term of 12 months or less on the consolidated balance sheet but continues to expense them on a straight-line basis over the lease term.
•The Company elected to combine lease and non-lease components for our facilities leases only. Non-lease components consist primarily of maintenance services.

The Company records leases on the consolidated balance sheets as operating lease ROU assets, records the current portion of operating lease liabilities within accrued expenses and other current liabilities and, separately, records long-term operating lease liabilities.

The Company has entered into operating lease agreements for facilities and equipment. The Company's leases have remaining lease terms of up to approximately eleven years. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease liabilities are measured by discounting future lease payments at the Company’s collateralized incremental borrowing rate for financing instruments of a similar term, unless the implicit rate is readily determinable. ROU assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As of March 31, 2020, total operating lease ROU assets were $521.1 million, current and long-term operating lease liabilities were approximately $98.2 million and $361.2 million, respectively. The difference between total ROU assets and total lease liabilities are primarily attributable to pre-payments of our obligations and the recognition of various lease incentives.

The components of operating lease expense were as follows:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2020
Operating lease cost	$34.8	$121.3
Short-term lease cost	1.6	5.6
Variable lease cost	2.9	4.9
Total operating lease cost	$39.3	$131.8

Information related to our operating lease ROU assets and operating lease liabilities was as follows:

Nine Months Ended
March 31,
2020
Cash paid for operating lease liabilities	$186.9
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$142.9
Weighted-average remaining lease term (in years)	6
Weighted-average discount rate	2.3%

As of March 31, 2020, maturities of operating lease liabilities are as follows:

Three months ending June 30, 2020	$28.2
Twelve months ending June 30, 2021	103.9
Twelve months ending June 30, 2022	89.0
Twelve months ending June 30, 2023	76.5
Twelve months ending June 30, 2024	56.4
Thereafter	139.6
Total undiscounted lease obligations	493.6
Less: Imputed interest	(34.2)
Net lease obligations	$459.4

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2020 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2019	$2,318.2	$4.8	$2,323.0
Additions and other adjustments	(2.5)	—	(2.5)
Currency translation adjustments	(21.2)	—	(21.2)
Balance at March 31, 2020	$2,294.5	$4.8	$2,299.3

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2020	2019
Intangible assets:
Software and software licenses	$2,673.9	$2,519.3
Customer contracts and lists	901.9	860.7
Other intangibles	239.1	237.9
	3,814.9	3,617.9
Less accumulated amortization:
Software and software licenses	(1,880.0)	(1,762.3)
Customer contracts and lists	(606.6)	(566.4)
Other intangibles	(221.6)	(217.7)
	(2,708.2)	(2,546.4)
Intangible assets, net	$1,106.7	$1,071.5

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 4 years for other intangibles).  Amortization of intangible assets was $71.9 million and $57.1 million for the three months ended March 31, 2020 and 2019, respectively, and $211.0 million and $166.0 million for the nine months ended March 31, 2020 and 2019, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2020	$77.2
Twelve months ending June 30, 2021	$257.2
Twelve months ending June 30, 2022	$206.4
Twelve months ending June 30, 2023	$167.7
Twelve months ending June 30, 2024	$129.3
Twelve months ending June 30, 2025	$79.1

Note 9. Short-term Financing

The Company has a $3.8 billion, 364-day credit agreement that matures in June 2020 with a one year term-out option.  The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2020 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s.  These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2020 and June 30, 2019, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Average daily borrowings (in billions)	$1.2	$1.1	$2.9	$2.9
Weighted average interest rates	1.5%	2.4%	1.9%	2.2%
Weighted average maturity (approximately in days)	1 day	1 day	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2020, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2019, the Company had $262.0 million of outstanding obligations related to the reverse repurchase agreements, which were fully paid in early July 2019. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Average outstanding balances	$123.2	$93.1	$295.9	$306.1
Weighted average interest rates	1.6%	1.8%	1.8%	1.8%

Note 10. Debt

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2020 and June 30, 2019, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2020	June 30, 2019
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		8.7	10.9
		2,008.7	2,010.9
Less: current portion		(1,001.8)	(2.5)
Less: unamortized discount and debt issuance costs		(4.1)	(6.2)
Total long-term debt		$1,002.8	$2,002.2

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2020, the fair value of the Notes, based on Level 2 inputs, was $2,070.0 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2019.

In anticipation of the refinancing of our fixed-rate 2.25% notes due September 15, 2020, from December 3, 2019 through March 4, 2020, the Company entered into a series of treasury rate lock transactions, with an aggregate notional amount totaling $400.0 million, to hedge its exposure to changes in interest rates through the completion of the refinancing. The derivative contracts entered into during fiscal 2020 have been designated as cash-flow hedges and will be terminated upon completion of the refinancing. Changes in the derivative’s fair value are recorded each period in other comprehensive income with a corresponding current asset or liability and, upon settlement, the aggregate amount in accumulated other comprehensive income will be amortized into net income over the term of the future debt instrument. Refer to Note 15 for the impact to accumulated other comprehensive income. There are no cash flows associated with the derivative until settlement occurs with the counter-parties. The treasury rate lock derivatives are classified as Level 2 in the fair value hierarchy as their value is determined using observable inputs such as forward treasury rates.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. During the second quarter of fiscal 2020, the Board of Directors authorized the repurchase of $5 billion of our common stock, replacing in its entirety the previous 2015 authorization to purchase up to 25 million shares of our common stock. The Company repurchased 2.5 million and 1.6 million shares in the three months ended March 31, 2020 and 2019, respectively. The Company repurchased 6.2 million and 5.4 million shares in the nine months ended March 31, 2020 and 2019, respectively, of which $536.6 million in the nine months ended March 31, 2020 were repurchased under the November 2019 authorization. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and nine months ended March 31, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating expenses	$3.0	$4.1	$10.5	$12.9
Selling, general and administrative expenses	26.1	36.1	82.3	94.6
System development and programming costs	4.3	5.0	13.9	14.7
Total stock-based compensation expense	$33.4	$45.2	$106.7	$122.2

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

B.  Pension Plans

The components of net pension expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost – benefits earned during the period	$14.9	$14.9	$44.8	$44.9
Interest cost on projected benefits	15.5	19.7	46.3	59.0
Expected return on plan assets	(29.5)	(32.9)	(88.4)	(98.9)
Net amortization and deferral	1.9	—	4.8	0.1
Settlement charges, special termination benefits and plan curtailment	(17.0)	7.8	(22.1)	35.9
Net pension expense	$(14.2)	$9.5	$(14.6)	$41.0

The US pension plan, which is currently closed to new entrants, will be frozen effective July 1, 2020. Benefits under the plan will continue to accrue through June 30, 2020, and as of July 1, 2020 and onward, participants will retain their accrued benefits and will not accrue any future benefits due to service rendered or pay increases. As a result of the freeze, the Company recognized $17.0 million of prior service credits during the three months ended March 31, 2020 within Other Income, net, which were previously recognized within accumulated other comprehensive income (see Note 15).

In fiscal 2018, the Company offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. During the three and nine months ended March 31, 2019, the Company recorded $7.8 million and $35.9 million, respectively, of non-cash settlement charges and special termination benefits.

Note 12. Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 was 23.8% and 23.4%, respectively. The increase is primarily due to tax credits related to research and development activities in the three months ended March 31, 2019 and foreign withholding taxes on future distributions and an increase in reserves for uncertain tax positions in the three months ended March 31, 2020, partially offset by the benefits of a foreign tax law change and a reduction in the operating tax rate due to the mix between domestic and foreign earnings in the three months ended March 31, 2020.

The effective tax rate for the nine months ended March 31, 2020 and 2019 was 22.5% and 23.4%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards, a reduction in the operating tax rate due to the mix between domestic and foreign earnings and the benefit of a foreign tax law change partially offset by foreign withholding taxes on future distributions.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	March 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2019	$63.9	$1,253.7	$17,987.6	$(13,709.6)	$(231.2)	$5,364.4
Net earnings	—	—	820.9	—	—	820.9
Other comprehensive income	—	—	—	—	(3.2)	(3.2)
Stock-based compensation expense	—	30.8	—	—	—	30.8
Issuances relating to stock compensation plans	—	30.6	—	23.0	—	53.6
Treasury stock acquired (2.5 shares repurchased)	—	—	—	(383.8)	—	(383.8)
Dividends declared ($0.91 per share)	—	—	(392.0)	—	—	(392.0)
Balance at March 31, 2020	$63.9	$1,315.1	$18,416.5	$(14,070.4)	$(234.4)	$5,490.7

	Three Months Ended
	March 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2018	$63.9	$1,076.1	$16,959.1	$(12,720.2)	$(615.0)	$4,763.9
Net earnings	—	—	753.7	—	—	753.7
Other comprehensive income	—	—	—	—	203.1	203.1
Stock-based compensation expense	—	35.8	—	—	—	35.8
Issuances relating to stock compensation plans	—	28.3	—	33.6	—	61.9
Treasury stock acquired (1.6 shares repurchased)	—	—	—	(228.0)	—	(228.0)
Dividends declared ($0.79 per share)	—	—	(344.2)	—	—	(344.2)
Balance at March 31, 2019	$63.9	$1,140.2	$17,368.6	$(12,914.6)	$(411.9)	$5,246.2

	Nine Months Ended
	March 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2019	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)	$5,399.9
Net earnings	—	—	2,054.9	—	—	2,054.9
Other comprehensive income	—	—	—	—	22.9	22.9
Stock-based compensation expense	—	98.1	—	—	—	98.1
Issuances relating to stock compensation plans	—	33.8	—	107.9	—	141.7
Treasury stock acquired (6.2 shares repurchased)	—	—	—	(1,087.8)	—	(1,087.8)
Dividends declared ($2.61 per share)	—	—	(1,132.1)	—	—	(1,132.1)
Other	—	—	(6.9)	—	—	(6.9)
Balance at March 31, 2020	$63.9	$1,315.1	$18,416.5	$(14,070.4)	$(234.4)	$5,490.7

	Nine Months Ended
	March 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2018	$63.9	$1,014.8	$16,546.6	$(12,209.6)	$(679.8)	$4,735.9
Net earnings	—	—	1,817.4	—	—	1,817.4
Other comprehensive income	—	—	—	—	267.9	267.9
Stock-based compensation expense	—	105.4	—	—	—	105.4
Issuances relating to stock compensation plans	—	20.0	—	117.1	—	137.1
Treasury stock acquired (5.4 shares repurchased)	—	—	—	(822.1)	—	(822.1)
Dividends declared ($2.27 per share)	—	—	(995.4)	—	—	(995.4)
Balance at March 31, 2019	$63.9	$1,140.2	$17,368.6	$(12,914.6)	$(411.9)	$5,246.2

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities	Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(283.8)	$264.6		$0.5	$(212.5)		$(231.2)
Other comprehensive (loss)/income before reclassification adjustments	(68.4)	139.3		(38.2)	—		32.7
Tax effect	—	(32.2)		9.5	—		(22.7)
Reclassification adjustments to net earnings	—	(2.5)	(A)	—	(15.0)	(B)	(17.5)
Tax effect	—	0.6		—	3.7		4.3
Balance at March 31, 2020	$(352.2)	$369.8		$(28.2)	$(223.8)		$(234.4)

	Three Months Ended
	March 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(274.6)	$(181.5)		$(158.9)		$(615.0)
Other comprehensive (loss)/income before reclassification adjustments	(2.3)	259.0		—		256.7
Tax effect	—	(58.0)		—		(58.0)
Reclassification adjustments to net earnings	—	(0.1)	(A)	6.1	(B)	6.0
Tax effect	—	—		(1.6)		(1.6)
Balance at March 31, 2019	$(276.9)	$19.4		$(154.4)		$(411.9)

	Nine Months Ended
	March 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities	Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2019	$(269.2)	$224.6		$—	$(212.7)		$(257.3)
Other comprehensive (loss)/income before reclassification adjustments	(83.0)	199.9		(37.4)	—		79.5
Tax effect	—	(45.4)		9.2	—		(36.2)
Reclassification adjustments to net earnings	—	(11.9)	(A)	—	(14.8)	(B)	(26.7)
Tax effect	—	2.6		—	3.7		6.3
Balance at March 31, 2020	$(352.2)	$369.8		$(28.2)	$(223.8)		$(234.4)

	Nine Months Ended
	March 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(227.0)	$(274.0)		$(178.8)		$(679.8)
Other comprehensive (loss)/income before reclassification adjustments	(49.9)	377.0		—		327.1
Tax effect	—	(84.8)		—		(84.8)
Reclassification adjustments to net earnings	—	1.4	(A)	32.5	(B)	33.9
Tax effect	—	(0.2)		(8.1)		(8.3)
Balance at March 31, 2019	$(276.9)	$19.4		$(154.4)		$(411.9)

(A) Reclassification adjustments out of AOCI are included within Other income, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension expense (see Note 11). The three and nine months ended March 31, 2020, include $17.0 million of prior service credits which were recognized as a component of net pension expense as a result of the US pension plan freeze.

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Employer Services	$2,811.7	$2,719.1	$7,790.6	$7,507.7
PEO Services	1,238.3	1,115.5	3,429.8	3,135.1
Other	(2.2)	(6.4)	(7.4)	(11.9)
	$4,047.8	$3,828.2	$11,213.0	$10,630.9

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Employer Services	$1,025.0	$963.1	$2,473.4	$2,335.9
PEO Services	172.6	154.7	488.1	455.7
Other	(120.9)	(133.3)	(310.2)	(419.3)
	$1,076.7	$984.5	$2,651.3	$2,372.3

Note 17. Subsequent Events

In April 2020, the Company made a decision to sell certain available-for-sale securities in the funds held for clients as the Company anticipates client fund obligations will decline due to reduction in employment levels from a slowdown in the economy as a result of the coronavirus ("COVID-19") pandemic. To maintain the size of the funds held for clients in line with client fund obligations, the Company will reduce its holdings of available-for-sale securities in the funds held for clients. As of May 1, 2020, the Company sold approximately $1.3 billion of its available-for-sale securities, resulting in a net realized gain of $0.7 million.

The Company continues to evaluate the impact of COVID-19 on its operations and financial condition through the filing of this Form 10-Q and has determined there are no required updates to our disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries (“ADP” or “the Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; and the impact of and uncertainties related to major natural disasters or catastrophic events, including the coronavirus ("COVID-19") pandemic. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“fiscal 2019”) and within this Form 10-Q, and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As the situation has developed over the past few months, our priority has been and continues to be the safety of our associates as well as the needs of our clients. As a result, we implemented our Business Continuity Plan and took steps to shift over 98% of our workforce to work from home or off-site locations to ensure uninterrupted service to our clients across our solutions. In addition, on March 22, 2020, we announced for our employees, excluding corporate officers, a one-time global associate assistance payment of $1,000 (or equivalent, based on the average wage parity in each country) in response to COVID-19, totaling $50.4 million, which was not contemplated in our outlook issued on January 29, 2020. This one-time global associate assistance payment was made pursuant to the Stafford Disaster Relief and Emergency Assistance Act, and is tax-free to associates in the United States and tax-deductible to ADP. We are also deeply embedded in our local communities and continue to support COVID-19 relief efforts through financial donations and donations of medical supplies for hospital workers globally.

As a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world, we have continued to process payroll and tax obligations and provide other HCM services to our clients, despite the unexpected challenges that our clients and their employees around the world are facing. ADP's efforts have also been focused on providing information and tools to help clients understand and navigate the governmental relief that has been adopted globally. For example, the federal government in the United States enacted the Families First Coronavirus Response Act ("FFCRA") and the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. ADP has been working non-stop to provide support for all employers on the relief available under both laws. This includes an Employer Preparedness Toolkit that helps explain the federal and state government relief, as well as a website dedicated to providing critical information about the Small Business Administration Paycheck Protection Program ("PPP"). Additionally, ADP has prepared reports and added custom paycodes globally to help clients comply with regulatory changes and stimulus plans. Further, ADP call volumes increased significantly beginning in March with clients seeking assistance on a variety of matters. As the global economy continues to evolve for our clients, whether due to legislative changes or other factors, ADP is committed to supporting our clients to help them navigate these challenges.

The significant impact the COVID-19 pandemic is having on our clients and the broader economy is in turn having an effect on our reported metrics, and in a much more abrupt fashion as compared to previous macroeconomic slowdowns. Employer Services New Business Bookings is down 9% and 1% for the three and nine months ended March 31, 2020, respectively, as we saw bookings decline significantly and rapidly in mid-March due to the global social distancing guidelines coupled with the delayed decision making of our clients and prospects. The PEO average number of Worksite Employees increased 7% for the three and nine months ended March 31, 2020, respectively; however, we are expecting slower growth in the fourth quarter due to layoffs and furloughs at our clients and an anticipated increase in out-of-business losses. Our pays per control metric, which represents growth of the employee base for a large portion of our client base, showed a decline in March resulting in deceleration of growth to 1.9% and 2.2% for the three and nine months ended March 31, 2020, respectively. We expect further deterioration in our pays per control in the fourth quarter. In addition, though we had continued strong retention as of March 31, 2020, we are expecting deterioration in retention in the fourth quarter due to an increase in out-of-business losses. These trends are anticipated to have an adverse impact on our future financial results. See Risk Factors identified in Part II, Item 1A "Risk Factors" in this Form 10-Q, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Highlights from the nine months ended March 31, 2020 include:

Employer Services New Business Bookings		PEO Average Number of Worksite Employees
â	1%	á	7%	to 579,000

Revenues			Revenues
á	5% to	$11.2 billion	á	6% organic constant currency

EBIT Margin			Adjusted EBIT Margin
á	130 basis points to	23.6%	á	70 basis points to	24.0%

Diluted earnings per share ("EPS")			Adjusted diluted EPS
á	14% to	$4.74	á	11% to	$4.77

Our shareholder friendly actions continued as we returned approximately:
$1,080 million			$1,010 million
via dividends			via share repurchases

While the challenges presented by COVID-19 may affect the timing of our execution of parts of our strategy, we remain on a transformation journey, and our initiatives are yielding efficiencies and are focused on changing how we work. We continued to deliver balanced revenue and profit growth during the nine months ended March 31, 2020. We will continue to monitor macro trends based on external and internal available data and are using these indicators to drive real-time decisions as we remain committed to our long-term strategy.

We have a strong business model, a highly cash generative business with low capital intensity, and sell a suite of products that provide critical support to our clients’ HR and management functions. We generate sufficient free cash flow to satisfy our modest debt obligations and our cash dividend which enables us to absorb the impact of downturns and keep steadfast in our reinvestments, our longer term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at March 31, 2020 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and nine months ended March 31, respectively:

Growth:	á	6%	á	5%
Organic constant currency:	á	6%	á	6%

Revenues for the three and nine months ended March 31, 2020 increased due to new business started from New Business Bookings and continued strong retention, partially offset by business losses. For the nine months ended March 31, 2020, our revenue growth includes about one percentage point of unfavorability from foreign currency partially offset by benefits from acquisitions. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues for the three months ended March 31, 2020 include consolidated interest on funds held for clients of $158.9 million, as compared to $167.4 million for the three months ended March 31, 2019. The decrease in the consolidated interest earned on funds held for clients resulted from a decrease in the average interest rate earned to 2.0% for the three months ended March 31, 2020, as compared to 2.2% for the three months ended March 31, 2019. The decrease is partially offset by an increase in our average client funds balance of 4.3% to $31.3 billion for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Total revenues for the nine months ended March 31, 2020 include consolidated interest on funds held for clients of $430.4 million, as compared to $415.0 million for the nine months ended March 31, 2019. The increase in the consolidated interest earned on funds held for clients resulted from an increase in our average client funds balance of 5.7% to $26.7 billion for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019.

Total Expenses

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019	% Change	2020	2019	% Change

Costs of revenues:
Operating expenses	$1,974.1	$1,855.3	6%	$5,597.8	$5,324.8	5%
Systems development and programming costs	172.1	160.1	7%	509.0	474.2	7%
Depreciation and amortization	92.9	77.2	20%	271.2	221.5	22%
Total costs of revenues	2,239.1	2,092.6	7%	6,378.0	6,020.5	6%
Selling, general and administrative expenses	756.6	750.4	1%	2,237.4	2,209.4	1%
Interest expense	20.0	21.7	n/m	91.5	96.2	n/m
Total expenses	$3,015.7	$2,864.7	5%	$8,706.9	$8,326.1	5%

n/m - not meaningful

For the three months ended March 31, 2020, our total expenses increased due to the increase in PEO Services zero-margin benefits pass-through costs, a one-time global associate assistance payment in response to COVID-19 of $50.4 million ("associate assistance payment"), an increase in our allowance for doubtful accounts of $26.0 million as a result of an increase in estimated credit losses related to the impact of COVID-19 on our clients ("increase in our allowance for doubtful accounts"), an increase in selling and marketing expenses, and an increase in amortization expense. The increase was partially offset by reduced incentive compensation costs, a decrease in net charges related to our transformation initiatives, operating efficiencies as a result of our continued successful execution on transformation initiatives, and the impact of foreign currency in the three months ended March 31, 2020.

For the nine months ended March 31, 2020, our total expenses increased due to the increase in PEO Services zero-margin benefits pass-through costs, selling and marketing expenses, an associate assistance payment, an increase in our allowance for doubtful accounts, and an increase in amortization expense. The increase was partially offset by reduced incentive compensation costs, a decrease in net charges related to our transformation initiatives, operating efficiencies as a result of our continued successful execution on transformation initiatives, and the impact of foreign currency in the nine months ended March 31, 2020.

Operating expenses increased as our PEO Services zero-margin benefits pass-through costs increased to $747.9 million and $2,169.4 million from $665.3 million and $1,965.5 million for the three and nine months ended March 31, 2020 and 2019, respectively. Additionally, operating expenses increased due to an associate assistance payment. The increase was partially offset by reduced incentive compensation costs and impact of foreign currency in the three and nine months ended March 31, 2020.

Systems development and programming costs increased for the three and nine months ended March 31, 2020 due to increased investments and costs to develop, support, and maintain our products, partially offset by capitalization of costs related to our strategic projects, including our next gen platforms. Depreciation and amortization expense increased related to the amortization of our internally developed software and acquisitions of intangibles.

Selling, general and administrative expenses increased for the three months ended March 31, 2020 due to an increase in our allowance for doubtful accounts, increased selling expenses as a result of investments in our sales force and an associate assistance payment. This increase was partially offset by reduced incentive compensation costs.

Selling, general and administrative expenses increased for the nine months ended March 31, 2020 due to increased selling and marketing expenses as a result of investments in our sales force and our brand, an increase in our allowance for doubtful accounts and an associate assistance payment. The increase was partially offset by reduced incentive compensation costs, broad-based efficiencies as a result of our transformation initiatives and a decrease in net charges related to our transformation initiatives in the nine months ended March 31, 2020.

Other Income, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2020	2019	$ Change	2020	2019	$ Change
Interest income on corporate funds	$(12.1)	$(15.0)	$(2.9)	$(70.1)	$(71.6)	$(1.5)
Realized gains on available-for-sale securities	(2.9)	(0.6)	2.3	(13.0)	(1.2)	11.8
Realized losses on available-for-sale securities	0.4	0.5	0.1	1.1	2.6	1.5
Impairment of intangible assets	—	—	—	—	12.1	12.1
Gain on sale of assets	—	—	—	(1.9)	(4.1)	(2.2)
Gain on sale of investment	—	—	—	(0.2)	—	0.2
Non-service components of pension expense, net	(30.0)	(5.9)	24.1	(61.1)	(5.3)	55.8
Other income, net	$(44.6)	$(21.0)	$23.6	$(145.2)	$(67.5)	$77.7

Other income, net, increased $23.6 million and $77.7 million for the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019. The increase was primarily due to the non-service components of pension expense, net during the three and nine months ended March 31, 2020. Additionally, in fiscal 2019, we wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of an acquisition offset by the gain on sale of assets of $4.1 million in relation to the Service Alignment Initiative.

Earnings before Income Taxes (“EBIT”)

For the three months ended March 31:

Growth:	á	9%	á	90bps

For the nine months ended March 31:

Growth:	á	12%	á	130bps

Earnings before income taxes increased for the three and nine months ended March 31, 2020 due to the increases in revenues partially offset by increases in expenses discussed above.

Overall margin increased for the three and nine months ended March 31, 2020 as a result of our continued successful execution of our broad-based transformation initiatives as well as operating efficiencies. In addition, our margin improvement was aided by lower transformation initiative related charges of $11.7 million and $72.7 million for the three and nine months ended March 31, 2020, respectively, reduced incentive compensation costs and selling expenses which increased at a reduced rate. These were partially offset by incremental pressure from growth in our zero-margin benefits pass-throughs, an associate assistance payment, an increase in our allowance for doubtful accounts and amortization expense.

Adjusted EBIT

For the three months ended March 31:

Growth:	á	8%	á	60bps

For the nine months ended March 31:

Growth:	á	8%	á	70bps

Adjusted EBIT excludes net charges related to our transformation initiatives in the respective periods for the three and nine months ended March 31, 2020 and 2019, reflecting a decrease in net charges of $11.7 million and $72.7 million during the three and nine months ended March 31, 2020, respectively, as compared to the three and nine months ended March 31, 2019, respectively. For the three and nine months ended March 31, 2020, adjusted EBIT increased due to the increases in revenues offset by the increases in expenses discussed above. Our adjusted EBIT margin reflects changes described above in our EBIT margin.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 was 23.8% and 23.4%, respectively. The increase is primarily due to tax credits related to research and development activities in the three months ended March 31, 2019 and foreign withholding taxes on future distributions and an increase in reserves for uncertain tax positions in the three months ended March 31, 2020, partially offset by the benefits of a foreign tax law change and a reduction in the operating tax rate due to the mix between domestic and foreign earnings in the three months ended March 31, 2020.

The effective tax rate for the nine months ended March 31, 2020 and 2019 was 22.5% and 23.4%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards, a reduction in the operating tax rate due to the mix between domestic and foreign earnings and the benefit of a foreign tax law change partially offset by foreign withholding taxes on future distributions.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended March 31, 2020 and 2019 was 23.8% and 23.5%, respectively. The adjusted effective tax rate for the nine months ended March 31, 2020 and 2019 was 22.5% and 23.5%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS

For the three months ended March 31:

Growth:	á	9%	á	10%

For the nine months ended March 31:

Growth:	á	13%	á	14%

For the three and nine months ended March 31, 2020, the net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three and nine months ended March 31, 2020, diluted EPS increased as a result of an increase in net earnings and the impact of fewer shares outstanding resulting from the repurchase of approximately 6.2 million shares during the nine months ended March 31, 2020 and 5.4 million shares for the nine months ended March 31, 2019, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

For the three months ended March 31:

Growth:	á	8%	á	8%

For the nine months ended March 31:

Growth:	á	10%	á	11%

For the three and nine months ended March 31, 2020, adjusted net earnings reflect the changes described above in our adjusted EBIT and our adjusted effective tax rate.

For the three and nine months ended March 31, 2020, adjusted diluted EPS reflects the changes described above in our adjusted net earnings and shares outstanding.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Nine Months Ended
	March 31,				March 31,		% Change
	2020	2019	As Reported	Organic constant currency	2020	2019	As Reported	Organic constant currency
Employer Services	$2,811.7	$2,719.1	3%	4%	$7,790.6	$7,507.7	4%	4%
PEO Services	1,238.3	1,115.5	11%	11%	3,429.8	3,135.1	9%	9%
Other	(2.2)	(6.4)	n/m	n/m	(7.4)	(11.9)	n/m	n/m
	$4,047.8	$3,828.2	6%	6%	$11,213.0	$10,630.9	5%	6%

	Earnings before Income Taxes
	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2020	2019	As Reported	2020	2019	As Reported
Employer Services	$1,025.0	$963.1	6%	$2,473.4	$2,335.9	6%
PEO Services	172.6	154.7	12%	488.1	455.7	7%
Other	(120.9)	(133.3)	n/m	(310.2)	(419.3)	n/m
	$1,076.7	$984.5	9%	$2,651.3	$2,372.3	12%

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three months ended March 31, 2020 due to new business started from New Business Bookings and continued strong retention, partially offset by business losses and a decrease in interest earned on funds held for clients. Our revenue growth includes one percentage point of unfavorability from foreign currency. Our revenues also increased due to an increase in the number of employees on our clients’ payrolls as our pays per control increased 1.9% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

Revenues increased for the nine months ended March 31, 2020 due to new business started from New Business Bookings and continued strong retention, partially offset by business losses. Our revenues also increased due to increased interest earned on funds held for clients as a result of growth in average client funds balances, and an increase in the number of employees on our clients’ payrolls as our pays per control increased 2.2% for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019.

Earnings before Income Taxes

Employer Services’ earnings before income taxes increased for the three months ended March 31, 2020 due to increased revenues discussed above, offset by increased expenses due to an increase in our allowance for doubtful accounts, an increase in selling expenses as a result of investments in our sales force and amortization expense. These increases in expenses were partially offset by reduced incentive compensation costs, operating efficiencies as a result of our transformation initiatives and the impact from foreign currency.

Employer Services' earnings before income taxes increased for the nine months ended March 31, 2020 due to increased revenues discussed above, offset by increased expenses due to an increase in selling and marketing expenses as a result of investments in our sales force and our brand, an increase in our allowance for doubtful accounts and amortization expense. These increases in expenses were partially offset by reduced incentive compensation costs, operating efficiencies as a result of our transformation initiatives and the impact from foreign currency.

For the three and nine months ended March 31, respectively:

Growth:	á	100bps	á	60bps

Employer Services' overall margin increased for the three and nine months ended March 31, 2020 as a result of the continued successful execution of our broad-based transformation initiatives, as well as operating efficiencies, reduced incentive compensation costs and selling expenses which increased at a reduced rate. This increase was partially offset by an increase in our allowance for doubtful accounts and amortization expense.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Nine Months Ended		Change
	March 31,				March 31,
	2020	2019	$	%	2020	2019	$	%
PEO Services' revenues	$1,238.3	$1,115.5	$122.8	11%	$3,429.8	$3,135.1	$294.7	9%
Less: PEO zero-margin benefits pass-throughs	747.9	665.3	82.6	12%	2,169.4	1,965.5	203.9	10%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$490.4	$450.2	$40.2	9%	$1,260.4	$1,169.6	$90.8	8%

PEO Services' revenues increased 11% and 9% for the three and nine months ended March 31, 2020, respectively, due to a 7% increase in the average number of Worksite Employees for the three and nine months ended March 31, 2020, respectively, driven by an increase in the number of new PEO Services clients and growth of our existing clients. PEO Services' revenue excluding zero-margin benefits pass-throughs increased 9% and 8% for the three and nine months ended March 31, 2020, respectively, and includes pressure from lower workers compensation and State Unemployment Insurance (“SUI”) costs and related pricing.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 12% for the three months ended March 31, 2020 due to the increased revenues discussed above offset by an increase in expenses. The increase in expenses was related to the increase in zero-margin benefits pass-through costs of $82.6 million described above as well as increased costs to service our client base.

PEO Services' earnings before income taxes increased 7% for the nine months ended March 31, 2020 due to the increased revenues discussed above offset by an increase in expenses. The increase in expenses was related to the increase in zero-margin benefits pass-through costs of $203.9 million described above, increased selling expenses and a decrease of $2.8 million in pre-tax benefit related to ADP Indemnity in the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019.

For the three and nine months ended March 31, respectively:

Growth:	á	10bps	â	30bps

PEO Services' overall margin increased due to operating and selling expense which increased at a reduced rate in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

PEO Services' overall margin decreased due to increased selling expenses and a decrease of $2.8 million in pre-tax benefit from ADP Indemnity in the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019.

ADP Indemnity provides workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' Worksite Employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. The Company has obtained approximately $242 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during the nine months ended March 31, 2020 and March 31, 2019, respectively, under the letters of credit. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment. ADP Indemnity recorded a pre-tax benefit of approximately $5.6 million and $13.6 million for the three and nine months ended March 31, 2020, compared to $6.0 million and $16.4 million for the three and nine months ended March 31, 2019. For the fiscal years 2013 to 2019, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. For the nine months ended March 31, 2020, ADP Indemnity paid a premium of $215.0 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2020 policy year on terms substantially similar to the fiscal 2019 reinsurance policy.

Other

The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, an associate assistance payment, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense.

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

	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2020	2019	As Reported	2020	2019	As Reported

Net earnings	$820.9	$753.7	9%	$2,054.9	$1,817.4	13%
Adjustments:
Provision for income taxes	255.8	230.8		596.4	554.9
All other interest expense (a)	14.8	14.8		44.3	44.8
All other interest income (a)	(5.1)	(8.7)		(18.9)	(22.9)
Gain on sale of assets	—	—		(0.2)	—
Transformation initiatives (b)	11.1	22.8		19.6	92.3
Adjusted EBIT	$1,097.5	$1,013.4	8%	$2,696.1	$2,486.5	8%
Adjusted EBIT Margin	27.1%	26.5%		24.0%	23.4%

Provision for income taxes	$255.8	$230.8	11%	$596.4	$554.9	7%
Adjustments:
Gain on sale of assets (c)	—	—		(0.1)	—
Transformation initiatives (c)	2.7	5.6		4.8	22.8
Tax Cuts and Jobs Act (d)	—	—		—	0.5
Adjusted provision for income taxes	$258.5	$236.4	9%	$601.1	$578.2	4%
Adjusted effective tax rate (e)	23.8%	23.5%		22.5%	23.5%

Net earnings	$820.9	$753.7	9%	$2,054.9	$1,817.4	13%
Adjustments:
Gain on sale of assets	—	—		(0.2)	—
Income tax provision on gain on sale of assets (c)	—	—		0.1	—
Transformation initiatives (b)	11.1	22.8		19.6	92.3
Income tax provision for transformation initiatives (c)	(2.7)	(5.6)		(4.8)	(22.8)
Tax Cuts and Jobs Act (d)	—	—		—	(0.5)
Adjusted net earnings	$829.3	$770.9	8%	$2,069.6	$1,886.4	10%

Diluted EPS	$1.90	$1.73	10%	$4.74	$4.15	14%
Adjustments:
Gain on sale of assets (c)	—	—		—	—
Transformation initiatives (b) (c)	0.02	0.04		0.03	0.16
Tax Cuts and Jobs Act (d)	—	—		—	—
Adjusted diluted EPS	$1.92	$1.77	8%	$4.77	$4.31	11%

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

(b) The transformation initiatives include net charges related to severance, Voluntary Early Retirement Program (“VERP”) and other transformation initiatives. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiative.

(c) The tax provision (benefit) on transformation initiatives and gain on sale of assets was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(d) There was no impact from the Tax Cuts and Jobs Act in the three and nine months ended March 31, 2020.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2020
Consolidated revenue growth as reported	6%	5%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	—%	—%
Consolidated revenue growth, organic constant currency	6%	6%

Employer Services revenue growth as reported	3%	4%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	1%	1%
Employer Services revenue growth, organic constant currency	4%	4%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, cash and cash equivalents were $1.7 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, and cash flow from operations, together with our $10.3 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets, will be adequate to meet our operating, investing, and financing activities such as our regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our financial condition and liquidity.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements together with our $10.3 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks, including with respect to the COVID-19 pandemic, related to our client funds extended investment strategy. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	Nine Months Ended
	March 31,
	2020	2019	$ Change
Cash provided by / (used in):
Operating activities	$2,249.6	$1,956.0	$293.6
Investing activities	478.6	(1,197.9)	1,676.5
Financing activities	(964.0)	6,945.4	(7,909.4)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(41.4)	(34.1)	(7.3)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,722.8	$7,669.4	$(5,946.6)

Net cash flows provided by operating activities for the nine months ended March 31, 2020 and March 31, 2019 include cash payments for reinsurance agreements of $215.0 million and $218.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is due to growth in our business supplemented by a growth in non-cash expenses within operating activities, as compared to the nine months ended March 31, 2019.

Net cash flows from investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $1,490.5 million, lower payments made related to acquisitions of business and intangibles partially offset by payments related to capital expenditures in the nine months ended March 31, 2020.

Net cash flows from financing activities changed due to a net decrease in client fund obligations of $7,260.5 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, more cash returned to shareholders via dividends and share repurchases and a repayment of reverse repurchase agreements for the nine months ended March 31, 2020.

We purchased 6.2 million shares of our common stock at an average price per share of $160.61 during the nine months ended March 31, 2020, as compared to purchases of 5.4 million shares at an average price per share of $139.11 during the nine months ended March 31, 2019. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $10.3 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2020 and June 30, 2019, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Average daily borrowings (in billions)	$1.2	$1.1	$2.9	$2.9
Weighted average interest rates	1.5%	2.4%	1.9%	2.2%
Weighted average maturity (approximately in days)	1 day	1 day	2 days	2 days

Our U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2020, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2019, the Company had $262.0 million of outstanding obligations related to the reverse repurchase agreements, which were fully paid in early July 2019. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Average outstanding balances	$123.2	$93.1	$295.9	$306.1
Weighted average interest rates	1.6%	1.8%	1.8%	1.8%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.8 billion, 364-day credit agreement that matures in June 2020 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2024 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2020 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $10.3 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of fixed rate auto loan, credit card, equipment lease and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks.  Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the nine months ended March 31, 2020 were $133.5 million, as compared to $116.8 million for the nine months ended March 31, 2019. Capital expenditures for fiscal 2020 are expected to be about $175 million, as compared to $163 million in fiscal 2019.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents and short-term marketable securities) and client funds assets (funds that have been collected from clients but have not yet been remitted to the applicable tax authorities or client employees).

Our corporate investments are invested in cash and cash equivalents and highly liquid, investment-grade marketable securities. These assets are available for our regular quarterly dividends, share repurchases, capital expenditures and/or acquisitions, as well as other corporate operating purposes. All of our short-term fixed-income securities are classified as available-for-sale securities.

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

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In circumstances where we experience a reduction in employment levels due to a slowdown in the economy, we may make tactical decisions to sell certain securities in order to reduce the size of the funds held for clients to correspond to client fund obligations. We minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by impounding, in virtually all instances, the client’s funds in advance of the timing of payment of such client’s obligation. As a result of this practice, we have consistently maintained the required level of client funds assets to satisfy all of our obligations.

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets.  Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations.  We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $10.3 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible credit ratings), and our ability to engage in reverse repurchase agreement transactions and available borrowings under our $10.3 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, including the COVID-19 pandemic, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Average investment balances at cost:
Corporate investments	$2,932.0	$2,799.6	$4,716.1	$4,782.6
Funds held for clients	31,282.0	29,985.0	26,655.0	25,211.3
Total	$34,214.0	$32,784.6	$31,371.1	$29,993.9

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.7%	2.1%	2.0%	2.0%
Funds held for clients	2.0%	2.2%	2.2%	2.2%
Total	2.0%	2.2%	2.1%	2.2%

Realized gains on available-for-sale securities	$(2.9)	$(0.6)	$(13.0)	$(1.2)
Realized losses on available-for-sale securities	0.4	0.5	1.1	2.6
Net realized (gains)/losses on available-for-sale securities	$(2.5)	$(0.1)	$(11.9)	$1.4

	March 31, 2020	June 30, 2019
Net unrealized pre-tax gains on available-for-sale securities	$475.5	$287.5

Total available-for-sale securities at fair value	$24,023.6	$24,859.1

Beginning in March 2020, we halted all new reinvestment of maturities in our client long and extended portfolio. In April 2020, the Company made a decision to sell certain available-for-sale securities in the funds held for clients as the Company anticipates client fund obligations will decline due to reduction in employment levels from a slowdown in the economy as a result of the COVID-19 pandemic. To maintain the size of the funds held for clients in line with client fund obligations, the Company will reduce its holdings of available-for-sale securities in the funds held for clients. As of May 1, 2020, the Company sold approximately $1.3 billion of its available-for-sale securities, resulting in a net realized gain of $0.7 million.

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rates earned on our entire portfolio decreased from 2.2% for the nine months ended March 31, 2019 to 2.1% for the nine months ended March 31, 2020. A hypothetical change in short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2021.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities. We limit credit risk by investing in investment-grade securities, primarily AAA-rated and AA-rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. Approximately 77% of our available-for-sale securities held a AAA-rating or AA-rating at March 31, 2020. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company is supplementing the risk factors set out under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on August 9, 2019 (the "2019 Form 10-K"), with the additional risk factors set out below. The risk factors below should be read in conjunction with the other risk factors set out in the 2019 Form 10-K.

A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences

Our business, financial condition, results of operations, access to capital markets and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attack, or pandemics or other public health emergencies such as the recent COVID-19 outbreak, and measures taken in response thereto.

The COVID-19 outbreak has created, and such other events may create, significant volatility and uncertainty and economic and financial market disruption. The extent of any such impact depends on developments which are highly uncertain and cannot be predicted, including the duration and scope of the event; the governmental and business actions taken in response thereto; actions taken by the Company in response thereto and the related costs; the impact on economic activity and employment levels; the effect on our clients, prospects, suppliers and partners; our ability to sell and provide our solutions and services, including due to travel restrictions, business and facility closures, and employee remote working arrangements; the ability of our clients or prospects to pay for our services and solutions; and how quickly and to what extent normal economic and operating conditions can resume. In addition, clients or prospects may delay decision making, demand pricing and other concessions, reduce the value or duration of their orders, delay planned work or seek to terminate existing agreements. Our business is also impacted by employment levels across our clients, as we have varied contracts throughout our business that blend base fees and per-employee fees. To date, the COVID-19 outbreak has had a significant impact on our clients and, as a result, our revenue and new business bookings have been and, we expect, will continue to be negatively impacted. Our bookings have also been adversely affected by the impact of the outbreak on the buying behavior of our clients and prospects, coupled with the inability of our sales force to engage with clients and prospects on an in-person basis and instead primarily leveraging virtual interactions.

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

We invest our funds held for clients in liquid, investment-grade marketable securities, money market securities, and other cash equivalents. Nevertheless, such investments are subject to general market, interest rate, credit and liquidity risks. These risks may be exacerbated, individually or together, during periods of unusual financial market volatility.

In addition, as part of our client funds investment strategy, we extend the maturities of our investment portfolio for client funds and utilize short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. In order to satisfy these short-term funding requirements, we maintain access to various sources of liquidity, including borrowings under our commercial paper program and our committed credit facilities, our ability to execute reverse repurchase transactions and corporate cash balances. A reduction in the availability of any such financing during periods of disruption in the financial markets or otherwise may increase our borrowing costs and/or require us to sell available-for-sale securities in our funds held for clients to satisfy our short-term funding requirements. When there is a reduction in employment levels due to a slowdown in the economy, the Company may experience a decline in client fund obligations and may also sell available-for-sale securities in our funds held for clients in order to reduce the size of the funds held for clients to correspond to client fund obligations. A sale of such available-for-sale securities may result in the recognition of losses and reduce the interest income earned on funds held for clients, either or both of which may adversely impact our results of operations, financial condition and cash flow.

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

Any of the foregoing could cause, contribute to or heighten the risks and uncertainties enumerated in our 2019 Form 10-K and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K, and could materially adversely affect our business, financial condition, results of operations and/or access to capital markets and borrowing costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2020	522,355	$172.40	518,265	$4,755,253,122

February 1 to 29, 2020	712,655	$174.13	712,127	$4,631,240,541

March 1 to 31, 2020	1,252,439	$134.80	1,245,086	$4,463,426,975
Total	2,487,449		2,475,478

(1)  During the three months ended March 31, 2020, pursuant to the terms of the Company's restricted stock program, the Company purchased 11,971 shares at the then market value of the shares in connection with the vesting of restricted shares of employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)  The Company received the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval
November 2019	$5 billion

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	Separation Agreement and Release, dated March 12, 2020, by and between Thomas J. Perrotti and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2020
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Kathleen A. Winters pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Kathleen A. Winters pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 1, 2020	/s/ Kathleen A. Winters Kathleen A. Winters

Chief Financial Officer (Title)