Form 10-K
period 2020-06-30
AUTOMATIC DATA PROCESSING INC
filed 2020-08-05
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number 1-5397

AUTOMATIC DATA PROCESSING, INC.
(Exact name of registrant as specified in its charter)

Delaware		22-1467904
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
One ADP Boulevard
Roseland,	NJ	07068
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (973)-974-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 Par Value (voting)	ADP	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $73,532,680,590. On July 31, 2020 there were 429,965,405 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General
We were founded in 1949 on an innovative idea: to help business owners focus on core business activities by freeing them up from certain non-core tasks such as payroll. Today, we are one of the world’s leading providers of cloud-based human capital management (HCM) solutions to employers, offering solutions to businesses of all sizes, whether they have simple or complex needs. We serve over 860,000 clients in 140 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”

When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.

BUSINESS OVERVIEW
ADP’s Mission
As digital technology, globalization, new business models and other significant events and disruptions reshape the way people work, our mission is to power organizations with insightful solutions that meet the changing needs of our clients and their employees. Our HCM technology, industry and compliance expertise and data insights deliver measurable results, peace-of-mind and an engaged, productive workforce. Our leading technology and commitment to service excellence is at the core of our relationship with each one of our clients, whether it's a small, mid-sized or large organization operating in one or multiple countries around the world. We are constantly designing better ways to work through cutting-edge products, premium services and exceptional experiences that enable people to reach their full potential.
ADP’s Strategy
Our Strategic Pillars. Our business strategy is based on three strategic pillars, which are designed to position us as the global market leader in HCM technology and services:

• Grow a complete suite of cloud-based HCM solutions (HCM Solutions). We develop cloud-based software and offer comprehensive solutions that assist employers of all types and sizes in managing the entire worker spectrum and employment cycle — from full-time to freelancer and from hire to retire.
• Grow and scale our market-leading HR Outsourcing solutions (HRO Solutions). We offer comprehensive HRO solutions in which we provide complete management solutions for HR administration, payroll administration, talent management, employee benefits, benefits administration, employer liability management, and other HCM and employee benefits functions.
• Leverage our global presence to offer clients HCM solutions wherever they do business (Global Solutions). We are expanding our international HCM and HRO businesses, comprised of our established local, in-country software solutions and our market-leading, cloud-based multi-country solutions.

At ADP, we're enabling people to work better and embrace new challenges. To work anywhere and everywhere. And helping everyone reach their full potential.

With a large and growing addressable market, we are strongly positioned to continue delivering sustainable long-term value across our strategic pillars. We are doing this by successfully executing on product and technology innovation, providing industry-leading service and compliance expertise, and enhancing our world-class distribution.
We are focused on, and investing in, our world-class and next-gen platforms that are built for the future of work, and on providing market-leading HCM product and technology solutions that solve the needs of our clients today, and anticipate the needs of our clients tomorrow. Our world-class platforms and multi-national solutions provide our clients with comprehensive HR and payroll capabilities that drive productivity and enable compliance globally. Our cloud-based next-gen platforms are built to be person-centric, serve all worker types and support flexible work and on-demand pay, and deliver seamless global capabilities to dynamic, team-based organizations.
Digital technology is transforming today's workplace and workforce. We are accelerating our own digital transformation and leveraging digital technology to change how we engage with our clients and how their workers engage with us — and an important part of this includes delivering solutions wherever they are, whether at work or on the go.
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

Innovation at ADP
Innovation is in our DNA. For over 70 years, we have reimagined the world of work by designing cutting-edge products, robust services and exceptional experiences that touch millions of people’s lives daily. We pioneered automation in HCM, HCM in the cloud, mobile HCM and the establishment of an HCM marketplace. As the business and digital technology landscape rapidly evolves, what ‘work’ means, how and where it gets done, and how workers are paid is changing as well. We innovate by anticipating the future of work, the future of HCM and the future of pay in order to meet the evolving and unique needs of our clients and their workers.
Our next-gen platforms are built for the ever-changing world of work. Designed from the ground up to be cloud-native, global, scalable and secure, our next-gen platforms provide our clients with the flexibility they need to address today’s and tomorrow’s workplace challenges, regardless of their size and complexity. Our next-gen HCM platform enables our clients to personalize their experience based on their needs. Built for dynamic teams, our next-gen HCM platform provides our clients with visibility into where work actually happens rather than into rigid organizational hierarchies and worker types. With our next-gen HCM platform, we received the “Awesome New Tech” award at the 2019 HR Technology Conference for a record-breaking fifth straight year. With our “HR your way” approach, clients can easily tailor the solution to their needs by deploying low-code applications. Our next-gen payroll solution supports workers of all types and enables real-time, transparent, continuous payroll calculations. Our next-gen payroll solution also unlocks flexible pay choices for our clients so they can provide the best pay experience for their workers. Compliance capabilities are built-in, enabling our clients to focus on managing their business. Our next-gen platforms are designed to meet the needs of our clients in an ever-changing world of work.
Today, big data provides a real competitive advantage. That is why we are accelerating the deployment of machine learning (ML) against our unmatched HCM dataset – the same HCM dataset that drives our renowned ADP National Employment Report®. We are leading this innovation effort with ADP® DataCloud, an award-winning workforce analytics solution that provides clients with in-depth workforce and business insights that enables critical HR decisions. ADP’s Skills Graph is ADP’s proprietary data structure that is based on more than 30 million employee records, 50 million resumes and 5 million job postings across more than 20 industries and 500 geographic areas. Skills Graph extracts, aligns and normalizes key information such as skills, job titles, job levels, education and qualifications from non-structured data and infers missing skills and qualifications from context. Skills Graph powers ADP’s candidate relevancy tool to help score, assess and predict candidates that are the best fit for a job opening, as well as our new Organizational Benchmarking tool that assesses organizational structure and workforce investments. In addition, we have extended our award-winning HR and compensation benchmarks to include non-traditional elements such as tips, commissions and benefits plans. With the new capability of ADP’s Model-Based Benchmarks powered by Skills Graph, we also extend benchmarks to include compensation for up to 150 million working people. Model-Based Benchmarks are driven by a set of deep learning models that extract patterns and knowledge from millions of payroll records and job profiles to provide accurate information that reflects the reality of the position being shown. ADP’s award-winning Pay Equity Explorer combines analytics and benchmarking to help employers better understand potential pay gaps and provide them with real, up-to-date, aggregated and anonymized market data to understand how their compensation for a particular job compares to other similar employers. These innovative offerings combine HR expertise and data transparency in a way that connects HR to the bottom line. In harnessing the power of big data through ML, ADP recognizes the importance of accountability, transparency, privacy, explainability and governance, and in furtherance of those goals has established an active AI & Data Ethics Committee, comprised of both industry leaders and ADP experts, which advises on emerging industry trends and concerns and provides guidance with respect to compliance with the principles that ADP should follow while developing products, systems and applications that involve artificial intelligence, ML and big data.
With WorkMarket, a cloud-based workforce management solution, we are the first HCM provider with robust freelancer management functionality and reporting insights, enabling clients to manage their extended workforce effectively.
Wisely® is our latest advancement in the future of pay. Our innovative payment offerings support an employer’s need for flexible payment solutions in order to meet the individual needs of its workers. The Wisely® Pay payroll card is a network-branded payroll card and digital account that enables employers to pay their employees, and enables employees to access their payroll funds immediately, including via a network member bank or an ATM, make purchases or pay bills, load additional funds onto the card, such as tax refunds and military pensions, and transfer funds to a bank account in the United States. We also offer Wisely® Direct, a network-branded general purpose reloadable card and digital account, which provides similar features and functionality as Wisely Pay but is offered directly to consumers. Our digital card offerings are true banking alternatives that feature innovative services such as savings, budgeting, digital wallet and other personal financial management features.
In addition, our mobile apps simplify how work gets done by enabling clients to process their payroll, and giving millions of their employees convenient access to their payroll and HR information around the world and in 28 languages. We have also opened access for developers and system integrators to some of our platforms’ application programming interface libraries through ADP Marketplace. With ADP Marketplace, clients can integrate employee data from our core services across their other business systems or platforms. This access enables the exchange of client data housed in our databases, and creates a unified HCM ecosystem for clients informed by a single, comprehensive repository of their workforce data. Clients can choose from 445 apps and integrations, allowing them to choose solutions that are tailored to their needs, industry requirements and preferences.
Meeting the Needs of Clients and their Employees during the COVID-19 Global Pandemic
The COVID-19 global pandemic has created extremely challenging circumstances for our clients and their employees, and our priority has been to provide support that aligns to their key challenges – business continuity, compliance and a careful and safe return to the workplace.
We quickly developed and provided – at no charge – reporting capabilities designed to provide clients around the world with data they needed to benefit from legislation providing financial assistance to enable them to stay in business. The Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security (CARES) Act provided forgivable loans to assist employers in continuing their businesses. We were one of the first HCM companies to provide tools and reports that would have enabled our clients to apply for loans of more than $115 billion – ultimately helping approximately 400,000 employers apply for this essential assistance. We also provided tools and support to over 47,000 employers in applying for approximately $1.2 billion in tax credits in the U.S. We enabled over 52,000 employers in the U.S. to defer over $27.5 billion in federal employer taxes, and enabled thousands of employers in Canada to reduce payroll federal income tax obligations by more than C$100 million, helping critical funds stay in their hands to keep their people on payroll and their businesses running. To help employers confidently manage compliance, our teams analyzed more than 2,000 legislative updates associated with COVID-19 across the globe in order to provide them with easy to understand and actionable guidance and updated reporting tools.
As many employers start to develop strategies for returning to the workplace, we are supporting their efforts by providing our clients – at no charge – a Return to Work toolkit that includes the following:
• A Return to Workplace guide that provides worker readiness surveys to assess sentiment toward returning to the workplace and worker health attestations.
• A Return to Work dashboard powered by ADP DataCloud that uses data analytics to allow clients to monitor workforce trends based on survey results; identify and schedule workers based on availability, location, job title and other attributes; and facilitate contact tracing to help them keep their workforce healthy.
• The new ADP Time Kiosk that will help employers manage safe levels of occupancy by equipping workers with time & attendance tracking without touching a device.
As COVID-19 reshapes the way people work and the needs of our clients and their employees change, our teams have swiftly adapted and adjusted workflows to deliver the content, resources and support that employers and their workforce need, when they need it. Our expertise and innovative technology, as well as established financial relationships with our clients, financial institutions and employees, ensure ADP is well positioned to support employers and their workforce through these challenging times – and we fully embrace that role.

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
PRODUCTS AND SOLUTIONS
In order to serve the unique needs of diverse types of businesses and workforce models, we provide a range of solutions which businesses of all types and sizes and across geographies can use to recruit, pay, manage, and retain their workforce. We address these broad market needs with our cloud-based strategic platforms: RUN Powered by ADP®, serving over 690,000 small businesses; ADP Workforce Now®, serving approximately 75,000 mid-sized and large businesses across our strategic pillars; and ADP Vantage HCM®, serving over 500 large enterprise businesses. All of these solutions can be combined with ADP SmartCompliance® to address the increasingly broad and complex needs of employers. Outside the United States, we address the needs of over 60,000 clients with premier global solutions consisting of local in-country solutions and multinational offerings, including ADP GlobalView®, ADP Celergo® and ADP Streamline®.
Strategic Cloud-based Products and Solutions Across Client Size and Geography

HCM Solutions
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement.
Our suite of HCM solutions are powered by our strategic, cloud-based, award-winning platforms:
• RUN Powered by ADP combines a software platform for small business payroll, HR management and tax compliance administration, with 24/7 service and support from our team of small business experts. RUN Powered by ADP also integrates with other ADP solutions, such as workforce management, workers’ compensation insurance premium payment plans, and retirement plan administration systems.
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
Payroll Services. We pay approximately 22 million (approximately 1 out of every 6) workers in the United States. We provide flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports. We provide employers with a wide range of payroll options, including using mobile technology, connecting their major enterprise resource planning (“ERP”) applications with ADP’s payroll services or outsourcing their entire payroll process to us. Employers can choose a variety of payroll payment options including ADP’s electronic wage payment and, in the United States, payroll card solutions and digital accounts. On behalf of our clients in the United States, we prepare and file federal, state and local payroll tax returns, and quarterly and annual Social Security, Medicare, and federal, state and local income tax withholding reports.
Benefits Administration. In the United States, we provide powerful and agile solutions for employee benefits administration. These options include health and welfare administration services, leave administration services, insurance carrier enrollment services, employee communication services, and dependent verification services. In addition, ADP benefits administration solutions offer employers a simple and flexible cloud-

based eligibility and enrollment system that provides their employees with tools, communications, and other resources they need to understand their benefits options and make informed choices.
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
Workforce Management. ADP’s Workforce Management offers a range of solutions to over 85,000 employers of all sizes, including time and attendance, absence management and scheduling tools. Time and attendance solutions include time capture via online timesheets, timeclocks with badge readers, biometrics and touch-screens, telephone/interactive voice response, and mobile smartphones and tablets. These tools automate the calculation and reporting of hours worked, helping employers prepare payroll, control costs and overtime, and manage compliance with wage and hour regulations. Absence management tools include accrued time off, attendance policy and leave case modules. Our employee scheduling tools simplify visibility, offer shift-swapping capabilities and can assist managers with optimizing schedules to boost productivity and minimize under- and over-staffing. We also offer analytics and reporting tools that provide clients with insights, benchmarks and performance metrics so they can better manage their workforce. In addition, industry-specific modules are available for labor forecasting, budgeting, activity and task management, grant and project tracking, and tips management.
Compliance Solutions. ADP’s Compliance Solutions provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of its clients. In our fiscal year ended June 30, 2020, in the United States, we processed and delivered more than 69 million employee year-end tax statements, and moved more than $2.2 trillion in client funds to taxing and other agencies and to our clients’ employees and other payees.
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
• ADP SmartCompliance Employment Tax. As part of our full-service employment tax services in the United States, we prepare and file employment tax returns on our clients’ behalf and, in connection with these stand-alone services, collect employment taxes from clients and remit these taxes to more than 8,000 federal, state and local tax agencies.
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
Retirement Services. ADP Retirement Services helps employers in the United States administer various types of retirement plans, such as traditional and Roth 401(k)s, profit sharing (including new comparability), SIMPLE and SEP IRAs, and executive deferred compensation plans. ADP Retirement Services offers a full service 401(k) plan program which provides recordkeeping and administrative services, combined with an investment platform offered through ADP Broker-Dealer, Inc. that gives our clients’ employees access to a wide range of non-proprietary investment options and online tools to monitor the performance of their investments. In addition, ADP Retirement Services offers investment management services to retirement plans through ADP Strategic Plan Services, LLC, an SEC registered investment adviser under the Investment Advisers Act of 1940. ADP Retirement Services also offers trustee services through a third party.

HRO Solutions
As a leader in the growing HR Outsourcing market, we partner with our clients to offer a full range of seamless technology and service solutions for HR administration, workforce management, payroll services, benefits administration and talent management. From small businesses to enterprises with thousands of employees, with HRO our clients gain proven technology and processes and robust service and support. Whether a client chooses our PEO or other HR Outsourcing solutions, we offer solutions tailored to a client’s specific needs and preferences – designed to meet the client’s needs today, and as its business and needs evolve.

Recognition,
Merit,
Compensation
Career and
Individual
Development
Payroll &
Benefits
Administration
Performance,
Management,
Succession
Onboarding,
Learning
Employee
Engagement &
Talent Activation
Sourcing,
Screening,
Selection
Workforce
Management
Data & Insights
Compliance
Expert Service & Support

Professional Employer Organization. ADP TotalSource, our PEO business that is enabled by ADP Workforce Now, offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. With a PEO, both ADP and the client have a co-employment relationship with the client’s employees. We assume certain employer responsibilities such as payroll processing and tax filings, and the client maintains control of its business and all management responsibilities. ADP TotalSource clients are able to offer their employees services and benefits on par with those of much larger enterprises, without the need to staff an enterprise-size HR department. With our cloud-based HCM software at the core, we serve more than 13,000 clients and more than 530,000 worksite employees in all 50 U.S. states. ADP TotalSource is the largest PEO certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. As a full-service PEO, ADP TotalSource provides complete HR management and core administrative services while the client continues to direct the day-to-day job-related duties of the employees.
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
ADP Comprehensive Services. Leveraging our market-leading ADP Workforce Now platform, ADP Comprehensive Services partners with clients of all types and sizes to tackle their HR, talent, benefits administration and pay challenges with help from our proven expertise, deep experience and best practices. ADP Comprehensive Services is flexible – enabling clients to partner with us for managed services for one, some or all areas across HR, talent, benefits administration and pay. We provide outsourced execution that combines processes, technology and a robust service and support team that acts as an extension of our client’s in-house resources – so their HCM and pay operations are executed with confidence.
ADP Comprehensive Outsourcing Services (ADP COS). Enabled by ADP Vantage HCM, ADP COS is designed for large business outsourcing for payroll, HR administration, workforce management, benefits administration and talent management. With COS, the day-to-day payroll process becomes our responsibility, freeing up clients to address critical issues like employee engagement and retention. The combination of technology, deep expertise and data-driven insights that COS offers is powerful, allowing clients to focus on strategy and results.
ADP Recruitment Process Outsourcing Services (ADP RPO®). ADP RPO provides deep talent insights to help drive targeted recruitment strategies for attracting top talent. With global, customizable recruitment services, ADP RPO enables organizations to find and hire the best candidates for hourly, professional or executive positions. In addition, we also deliver market analytics, sourcing strategies, candidate screening, selection and on-boarding solutions to help organizations connect their talent strategy to their business's priorities.
Global Solutions
Our premier global solutions consist of multi-country and local in-country solutions for employers of any type or size. We partner with clients to help them navigate the most complex HR and payroll scenarios using tailored and scalable technology supported by our deep compliance expertise.
ADP Global Payroll is a solution for multinational organizations of all sizes, empowering them to harmonize HCM strategies in 140 countries globally. This improves visibility, control and operational efficiency, giving organizations the insight and confidence to adapt to changing local needs, while helping to drive overall organizational agility and engagement.
We also offer comprehensive HCM solutions on local, country-specific platforms. These suites of services offer various combinations of payroll services, HR management, time and attendance management, talent management and benefits management, depending on the country in which the solution is provided.
We pay over 14 million workers outside the United States with our local in-country solutions and with ADP GlobalView, ADP Celergo and ADP Streamline – our simplified and intuitive multi-country payroll solutions. As part of our global payroll services, we supply year-end regulatory and legislative tax statements and other forms to our clients’ employees. Our global talent management solutions elevate the employee experience, from recruitment to ongoing employee engagement and development. Our comprehensive HR solutions combined with our deep expertise make our clients’ global HR management strategies a reality. Our configurable, automated time and attendance tools help global clients understand the work being performed and the resources being used, and help ensure the right people are in the right place at the right time.
MARKETS AND SALES
Our HCM solutions are offered in 140 countries and territories across North America, Latin America, Europe, Asia and Africa. The most material markets for HCM Solutions, Global Solutions and HRO Solutions (other than PEO) are the United States, Canada and Europe. In each market, we have both country-specific solutions and multi-country solutions, for employers of all sizes and complexities. The major components of our offerings throughout these geographies are payroll, HR outsourcing and time and attendance management. In addition, we offer wage and tax collection and remittance services in the United States, Canada, the United Kingdom, Australia, India and China. Our PEO business offers services exclusively in the United States.

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
As one of the world’s largest providers of HCM solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy, data protection and cybersecurity-related laws, including federal, state and foreign security breach notification laws with respect to both client employee data and our own employee data. The changing nature of these laws in the United States, Europe and elsewhere, including the European Union’s (the “EU”) General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”), impact our processing of personal information of our employees and on behalf of our clients. The GDPR imposes strict and comprehensive requirements on us as both a data controller and a data processor. As part of our overall data protection compliance program, including with respect to data protection laws in the EU, we have implemented Binding Corporate Rules (“BCRs”). Compliance with our BCRs permits us to process and transfer personal data across borders in accordance with the GDPR and other data protection laws in the EU. The CCPA became effective on January 1, 2020 and requires companies to provide new data disclosure, access, deletion and opt-out rights to consumers in California. In addition, in the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our insurance services businesses and ADP TotalSource.
As part of our payroll and payroll tax management services, we move client funds to taxing authorities, our clients’ employees and other payees via electronic transfer, direct deposit, prepaid access and ADPCheck. In September 2019, the Office of the Comptroller of Currency (the “OCC”) authorized us to open ADP Trust Company, National Association (the “ADP Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The ADP Trust Bank is the sole trustee of ADP Client Trust, our grantor trust which holds client funds, and is responsible for the oversight and management of those client funds. The ADP Trust Bank, and all of its fiduciary activities including the U.S. money movement it oversees and manages via ADP Client Trust, is subject to comprehensive ongoing oversight and regulation by the OCC. We have surrendered all state money transmitter licenses that we historically maintained as the activity previously managed through those state money transmission licenses was moved into the ADP Client Trust managed by ADP Trust Bank, which is federally exempt from state money transmitter regulation with respect to the client money movement activity that ADP Trust Bank manages. In addition, our U.S. money movement managed by the ADP Trust Bank and our U.S. prepaid access offering are subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Elements of our money movement activities outside of the United States are subject to similar licensing and anti-money laundering and reporting laws and requirements in the countries in which we provide such services. Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to limited obligations and responsibilities of an employer under federal and state tax, insurance and employment laws. Our registered investment adviser provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor. ADP Broker-Dealer, Inc., which supports our Retirement Services business, is a registered broker-dealer regulated by the SEC and the Financial Industry Regulatory Authority (FINRA).
In addition, many of our businesses offer solutions that assist our clients in complying with certain U.S. and foreign laws and regulations that apply to them. Although these laws and regulations apply to our clients and not to ADP, changes in such laws or regulations may affect our operations, products and services. For example, our payroll services are designed to facilitate compliance with state laws and regulations applicable to the payment of wages. In addition, our HCM solutions help clients manage their compliance with certain requirements of the Affordable Care Act in the United States. Similarly, our Tax Credit Services business, which helps clients in the United States take advantage of tax credit opportunities in connection with the hiring of new employees and certain other activities, is based on federal, state or local tax laws and regulations allowing for tax credits, which are subject to renewal, amendment or rescission.
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
CLIENTS AND CLIENT CONTRACTS
We provide services to more than 860,000 clients. In fiscal 2020, no single client or group of affiliated clients accounted for revenues in excess of 2% of our annual consolidated revenues.
We are continuously in the process of performing implementation services for new clients. Depending on the service agreement and/or the size of the client, the installation or conversion period for new clients can vary from a short period of time for a small Employer Services client (as little as 24 hours) to a longer period for a large Employer Services client with multiple deliverables (generally six to nine months). In some cases, based on a client's timeline, the period may exceed two years for a large, multi-country GlobalView client or other large, multi-phase implementation. Although we monitor sales that have not yet been installed, we do not view this metric as material to an understanding of our overall business in light of the recurring nature of our business. This metric is not a reported number, but it is used by management as a planning tool to allocate resources needed to install services, and as a means of assessing our performance against the expectations of our clients. In addition, some of our products and services are sold under longer term contracts with initial terms ranging from two to seven years. However, this anticipated future revenue under contract is not a significant portion of our expected future revenue, is not a meaningful indicator of our future performance and is not material to management's estimate of our future revenue.
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to us. Our client retention is estimated at approximately 11 years in Employer Services, and approximately 7 years in PEO, and has not varied significantly from period to period.
PRODUCT DEVELOPMENT
We continually upgrade, enhance, and expand our solutions and services. In general, new solutions and services supplement rather than replace our existing solutions and services and, given our recurring revenue model, do not have a material and immediate effect on our revenues. We believe that our strategic solutions and services have significant remaining life cycles.

SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2020, 2019 and 2018, we invested approximately $947 million, $911 million and $1 billion, respectively, in systems development and programming. These investments include expenses for activities such as client migrations to our new strategic cloud-based platforms, purchases of new software and software licenses, additions to software resulting from business combinations, as well as the development of new products and maintenance expenses associated with our existing technologies.
LICENSES
We are the licensee under a number of agreements for computer programs and databases. Our business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to our business as a whole.
NUMBER OF EMPLOYEES
We employed approximately 58,000 persons as of June 30, 2020.
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

Item 1A. Risk Factors
Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. The risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. The level of importance of each of the following risks may vary from time to time, and any of these risks may have a materially adverse effect on our business, results of operations, financial condition or reputation.
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
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby, adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in taxation regulations could adversely affect our effective tax rate and our net income. Changes in laws that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business. Health care reform under the Affordable Care Act, related state laws, and the regulations thereunder, as well as the uncertainty surrounding the Affordable Care Act, have the potential to further impact the health insurance market for our PEO business and the demand for our health care compliance solutions. We are unable to determine the additional impact that any of this will have on our PEO business, our ability to attract and retain PEO clients or demand for our health care compliance solutions.
Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Regulators worldwide are exercising heightened scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such heightened scrutiny has resulted in more aggressive investigations and enforcement of such laws and more burdensome regulations, any of which could materially adversely impact our business. We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S. and a number of other countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2000 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as national trust banks and providers of prepaid access like us), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business, as a provider of prepaid access pursuant to applicable regulation, and our ADP Trust Bank with the Treasury Department’s Financial Crimes Enforcement Network (FinCEN).

We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading and enhancing certain of our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on our results of operation or financial condition. Further, bank regulators, including the OCC which regulates the ADP Trust Bank, are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk customers for money laundering. As a result, our banking partners that assist in processing our money movement transactions may limit the scope of services they provide to us or may impose additional material requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to materially change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operations or financial condition.
Failure to comply with privacy, data protection and cyber security laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
The collection, storage, hosting, transfer, processing, disclosure, use, security and retention and destruction of personal information required to provide our services is subject to federal, state and foreign privacy, data protection and cyber security laws. These laws, which are not uniform, generally do one or more of the following: regulate the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), processing, disclosure, use, security and retention and destruction of personal information; require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and regulate the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The European Union (the “EU”) General Data Protection Regulation (the “GDPR”), and the California Consumer Protection Act (the “CCPA”), which became effective on January 1, 2020, are among the most comprehensive of these laws. As part of our overall data protection compliance program in connection with the GDPR, we implemented Binding Corporate Rules (“BCRs”) as both a data processor and data controller, which permits us to process and transfer personal data across borders in compliance with EU data protection laws. Complying with these laws and requirements, including the enhanced obligations imposed by the GDPR, our BCRs and the CCPA, may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. In addition, data security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy and data protection. As a result, even the perception of noncompliance, whether or not valid, may damage our reputation.
Our businesses collect, host, store, transfer, process, disclose, use, secure and retain and dispose of personal and business information, and collect, hold and transmit client funds, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs, cause losses and materially adversely affect our results of operations
In connection with our business, we collect, host, store, transfer, process, disclose, use, secure and retain and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors and our employees, contractors and temporary staff, including payroll information, health care information, personal and business financial data, social security numbers and their foreign equivalents, bank account numbers, tax information and other sensitive personal and business information. We also collect and transmit significant amounts of funds from the accounts of our clients to their employees, taxing authorities and others.
We are focused on ensuring that we safeguard and protect personal and business information and client funds, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, the global environment grows increasingly hostile as attacks on information technology systems continue to grow in frequency, complexity and sophistication, and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Certain of these malicious parties may be state-sponsored and supported by significant financial and technological resources. Although this is a global problem, it may affect our businesses more than other businesses because malevolent parties (including our personnel) may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure and retain and dispose of, and the client funds that we collect and transmit.
We have programs and processes in place to prevent, detect and respond to data or cyber security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures. Hardware, software or applications we develop or procure from third parties, or are required by third parties such as foreign governments to install on our systems, may contain defects in design or manufacture or other problems that could (or, in respect of third party software, may be designed to) compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving these third parties or our personnel, including phishing and other social engineering techniques whereby attackers use end-user behaviors to distribute computer viruses and malware into our systems. As these threats continue to evolve and increase, we may be required to invest significant additional resources to modify and enhance our information security and controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect personal and business information, we may not have the ability to monitor the implementation or effectiveness of any safeguards by our clients, vendors or partners and, in any event, third parties may be able to circumvent those security measures. Information obtained by malevolent parties resulting from successful attacks against our clients, vendors, partners or other third parties may, in turn, be used to attack our information technology systems.
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, theft of non-public or other sensitive information, or similar act by a malevolent party (including our personnel), or inadvertent acts or inactions by our vendors, partners or personnel, could result in the loss, disclosure or misuse of confidential personal or business information or the theft of client funds, and could have a materially adverse effect on our business or results of operations or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider. As the global environment grows increasingly hostile, the security of our operating environment is ever more important to our clients and potential clients. As a result, the breach or perceived breach of our security systems could result in a loss of confidence by our clients or potential clients and cause them to choose another service provider, which could have a materially adverse effect on our business.
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

A disruption of the data centers or cloud-computing services that we utilize could have a materially adverse effect on our business
We host our applications and serve our clients with data centers that we operate, and with data centers that are operated, and cloud-computing services that are provided, by third-party vendors. If any of these data centers or cloud-computing services fails, becomes disabled or is disrupted, even for a limited period of time, our businesses could be disrupted and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a material adverse effect on our results of operation or financial condition. In addition, our third-party vendors may cease providing data center facilities or cloud-computing services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operation or financial condition.
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
If we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, the demand for our solutions and services may materially diminish
Our businesses operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our technology, solutions and services. If we fail to respond successfully to technology challenges and client needs and preferences, the demand for our solutions and services may diminish. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We must continue to dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in products the market will accept. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to evaluate the new product offerings. Furthermore, we may not execute successfully on our product development strategy, including because of challenges with regard to product planning and timing and technical hurdles that we fail to overcome in a timely fashion.
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
Political and economic factors may materially adversely affect our business and financial results
Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, employment levels and interest rates may decrease with a corresponding impact on our businesses. Clients may react to worsening conditions by reducing their spending on HCM services or renegotiating their contracts with us, which may adversely affect our business and financial results.
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
Change in our credit ratings could adversely impact our operations and lower our profitability
The major credit rating agencies periodically evaluate our creditworthiness and have given us strong, investment-grade long-term debt ratings and high commercial paper ratings. Failure to maintain high credit ratings on long-term and short-term debt could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing required by our Employer Services business, and adversely impact our results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 7 of its processing/print centers, and 15 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 3,302,645 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 6,266,759 square feet worldwide, expire at various times up to the year 2030. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.
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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. As of June 30, 2020, there were 36,378 holders of record of the Company’s common stock. As of such date, 1,017,256 additional holders held their common stock in “street name.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2020 to April 30, 2020	2,377	$146.69	—	4,463,426,975
May 1, 2020 to May 31, 2020	205	$146.49	—	4,463,426,975
June 1, 2020 to June 30, 2020	939	$148.89	—	4,463,426,975
Total	3,521		—

(1)	Pursuant to the terms of the Company’s restricted stock program, the Company purchased 3,521 shares at the then market value of the shares in connection with the exercise by employees under such program to satisfy certain tax withholding requirements through the delivery of shares to the Company instead of cash.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval
November 2019	$5 billion

There is no expiration date for the common stock repurchase plan.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report or Form 10-K.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(a) assuming an initial investment of $100 on June 30, 2015, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Automatic Data Processing, Inc., the S&P 500 Index
and the S&P Information Technology Index

$350
$300
$250
$200
$150
$100
$50
$0
6/15
6/16
6/17
6/18
6/19
6/20
Automatic Data Processing, Inc.
S&P 500
S&P Information Technology

(a) We use the S&P 500 Information Technology Index as our Peer Group Index. The S&P 500 Information Technology Index is a broad index that includes the Company and several competitors.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K.

(Dollars and shares in millions, except per share amounts)

Years ended June 30,	2020	2019	2018	2017	2016

Total revenues*	$14,589.8	$14,110.2	$13,274.2	$12,328.6	$11,632.1
Total costs of revenues*	$8,445.1	$8,021.6	$7,757.4	$7,201.1	$6,840.4
Earnings from continuing operations before income taxes	$3,182.6	$3,005.6	$2,282.6	$2,616.9	$2,234.7
Net earnings from continuing operations	$2,466.5	$2,292.8	$1,884.9	$1,787.8	$1,493.4

Basic earnings per share from continuing operations	$5.73	$5.27	$4.28	$3.99	$3.27
Diluted earnings per share from continuing operations	$5.70	$5.24	$4.25	$3.97	$3.25
Basic weighted average shares outstanding	430.8	435.0	440.6	447.8	457.0
Diluted weighted average shares outstanding	432.7	437.6	443.3	450.3	459.1
Cash dividends declared per share	$3.52	$3.06	$2.52	$2.24	$2.08

At year end:
Cash, cash equivalents and marketable securities of continuing operations	$1,922.1	$2,221.1	$2,180.5	$2,791.2	$3,222.4
Total assets	$39,165.5	$41,887.7	$38,849.1	$38,886.8	$43,670.0
Obligations under reverse repurchase agreements	$13.6	$262.0	$—	$—	$—
Long-term debt	$1,002.8	$2,002.2	$2,002.4	$2,002.4	$2,007.7
Stockholders’ equity	$5,752.2	$5,399.9	$4,735.9	$4,984.1	$4,481.6

*Prior period total revenues and total costs of revenues reflect the impact of the revision to PEO revenues for comparability. Refer to Note 1 to our Consolidated Financial Statements for more information on this revision.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

Prior period total revenues and total costs of revenues reflect the impact of the revision to PEO revenues for comparability. Refer to Note 1 to our Consolidated Financial Statements for more information on this revision.

The following section discusses our year ended June 30, 2020 (“fiscal 2020”), as compared to year ended June 30, 2019 (“fiscal 2019”). A detailed review of our fiscal 2019 performance compared to our fiscal 2018 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2019.

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining, and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; and the adequacy, effectiveness and success of our business transformation initiatives; and the impact of and uncertainties related to major natural disasters or catastrophic events, including the coronavirus (“COVID-19”) pandemic. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors,” and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the year ended June 30, 2020 include:
The global COVID-19 pandemic has continued to evolve and our priority has been and continues to be the safety of our associates and the needs of our clients. In March 2020, we implemented our Business Continuity Plan and took steps to shift over 98% of our workforce to work from home or off-site locations to ensure uninterrupted service to our clients across our solutions. While we are well-prepared to continue operating this way, we are in the early stages of bringing back a small portion of our workforce to the office on a volunteer-only basis. Our sales force will continue to primarily engage with prospects and clients virtually; however, we are beginning to conduct face-to-face meetings in certain geographies to the extent our employees, clients, and prospects are ready to do so. We announced for our employees, excluding corporate officers, a one-time global associate assistance payment of $1,000 (or equivalent, based on the average wage parity in each country) in response to COVID-19, totaling $50.4 million. We are also deeply embedded in our local communities and continue to support COVID-19 relief efforts through financial donations and donations of medical supplies for hospital workers globally.

As a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world, we have continued to process payroll and tax obligations and provide other HCM services to our clients, despite the unexpected challenges that our clients and their employees around the world are facing. ADP's efforts have been focused on providing information and tools to help clients understand and navigate the governmental relief that has been adopted globally. For example, the federal government in the United States enacted the Families First Coronavirus Response Act (“FFCRA”) and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. ADP has been working to provide support to all employers on the relief available under both laws. This includes an Employer Preparedness Toolkit that helps explain the federal and state government relief, as well as a website dedicated to providing critical information about the Small Business Administration Paycheck Protection Program (“PPP”). During the second half of fiscal 2020, we rolled out a range of tools and reports to help our clients through the crisis and prepare for the recovery. We implemented over 1,000 feature changes to our products in response to 2,000 legislative updates in 60 countries, and we also had approximately 400,000 clients run over 2 million PPP reports for total loan values up to $115 billion dollars. Many of those clients have also now run the necessary payroll reports to apply for their loans to be forgiven. As the global economy and landscape continues to evolve for our clients, whether due to legislative changes or other factors, ADP is committed to supporting our clients to help them navigate these challenges.

The significant impact the COVID-19 pandemic is having on our clients and the broader economy is in turn having an effect on our reported metrics. Despite the fact that we have seen improvement as countries and states are in various stages of reopening and businesses gradually begin to bring a portion of their workers back, we've seen the impact on our full year fiscal 2020 results. Employer Services New Business Bookings was down 21% for fiscal 2020 as we saw bookings decline significantly and rapidly in mid-March due to the global social distancing guidelines coupled with the delayed decision making of our clients and prospects which continued into the fourth quarter. We also adjusted gross bookings as a result of client delays on implementation and the expectation that fewer client employees would come on board compared to when the business was originally signed. The PEO average number of Worksite Employees increased 4% for fiscal 2020. Our pays per control metric, which represents growth of the employee base for a large portion of our client base, showed a decline in the fourth quarter resulting in annual growth of negative 1.0% for fiscal 2020. In addition, we saw deterioration in Employer Services retention in fiscal 2020 of 20 basis points to 90.5% due to an increase in out-of-business losses.

While the challenges presented by COVID-19 may affect the timing of our execution of parts of our strategy, we remain on a transformation journey, and our initiatives are yielding efficiencies and are focused on changing how we work. In fiscal 2020, we executed on our Workforce Optimization program and Procurement Transformation initiatives. For fiscal 2021, we are moving forward with a digital implementation and servicing initiative that leverages many of the capabilities we highlighted at our February 2020 Innovation Day. Despite a challenging end to fiscal 2020, we continued to deliver profit growth during the year ended June 30, 2020. We will continue to monitor macro trends based on externally and internally available data and are using these indicators to drive real-time decisions as we remain committed to our long-term strategy.

We have a strong business model, a highly cash generative business with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our reinvestments, our longer term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at June 30, 2020 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the year ended June 30, respectively:

Growth:	á	3%
Organic constant currency:	á	4%

Revenues for fiscal 2020 increased due to new business started from New Business Bookings, partially offset by business losses. Our revenue growth includes one percentage point of pressure from foreign currency. Refer to “Analysis of Reportable Segments” for additional discussion of the increases in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues in fiscal 2020 include interest on funds held for clients of $545.2 million, as compared to $561.9 million in fiscal 2019. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in our average interest rate earned to 2.1% in fiscal 2020, as compared to 2.2% in fiscal 2019. The decrease is partially offset by an increase in our average client funds balances of 2.1% to $26.0 billion in fiscal 2020 as compared to fiscal 2019.

Total Expenses

	Years Ended
	June 30,
	2020	2019	% Change

Costs of revenues:
Operating expenses	$7,404.1	$7,080.9	5%
Systems development and programming costs	674.1	636.3	6%
Depreciation and amortization	366.9	304.4	21%
Total costs of revenues	8,445.1	8,021.6	5%
Selling, general and administrative expenses	3,003.0	3,064.2	(2)%
Interest expense	107.1	129.9	n/m
Total expenses	$11,555.2	$11,215.7	3%

n/m - not meaningful

Operating expenses increased as our PEO Services zero-margin benefits pass-through costs increased to $2,907.7 million from $2,647.5 million in fiscal 2020 and 2019, respectively. Additionally, operating expenses increased due to a change of $59.2 million in our estimated losses related to ADP Indemnity and a one-time global associate assistance payment in response to COVID-19 (“associate assistance payment”). The increase was partially offset by the impact of foreign currency, reduced incentive compensation costs and reduced costs due to certain cost actions as a result of our transformation initiatives including procurement transformation initiatives in fiscal 2020.

Systems development and programming costs increased for fiscal 2020 due to increased investments and costs to develop, support, and maintain our products, partially offset by capitalization of costs related to our strategic projects, including our next gen platforms. Depreciation and amortization expense increased related to the amortization of our acquisitions of intangibles and internally developed software.

Selling, general and administrative expenses decreased for fiscal 2020 due to reduced incentive compensation costs, broad-based efficiencies as a result of our transformation initiatives including procurement transformation initiatives, a decrease in net charges related to our transformation initiatives, reduced facilities costs as a result of COVID-19, and impact of foreign currency. The decrease was partially offset by increased selling expenses, an increase in our allowance for doubtful accounts of $26.0 million as a result of an increase in estimated credit losses related to the impact of COVID-19 on our clients (“increase in our allowance for doubtful accounts”), severance cost as a result of COVID-19 of $25.4 million, a legal settlement accrual of $25.0 million, and an associate assistance payment.

Other Income, net

(In millions)
Years ended June 30,	2020	2019	$ Change
Interest income on corporate funds	$(84.5)	$(97.6)	$(13.1)
Realized (gains) / losses on available-for-sale securities, net	(12.9)	0.9	13.8
Impairment of assets	29.9	12.1	(17.8)
Gain on sale of assets	(5.8)	(4.1)	1.7
Gain on sale of investment	(0.2)	(15.7)	(15.5)
Non-service components of pension (income)/expense, net	(74.5)	(6.7)	67.8
Other income, net	$(148.0)	$(111.1)	$36.9

Other income, net, increased $36.9 million in fiscal 2020, as compared to fiscal 2019 due to the change in non-service components of pension (income)/expense, net, and the items described below. See Note 10 of our Consolidated Financial Statements for further details on non-service components of pension (income)/expense, net.

In fiscal 2020, the Company recorded impairment charges of $29.9 million, which is comprised of $25.3 million as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale and vacating certain leased locations early and recorded total impairment charges of $4.6 million to operating right-of-use assets and certain related fixed assets associated with the vacated locations. In fiscal 2019, the Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

In fiscal 2019, the Company recognized a gain of $15.7 million in relation to the sale of an investment held at cost acquired in prior years and subsequently sold during fiscal 2019.

Earnings before Income Taxes ("EBIT")

For the year ended June 30:

Growth:	á	6%	á	50bps

Earnings before income taxes increased in fiscal 2020 due to the increases in revenues partially offset by the increases in expenses discussed above.

Overall margin increased in fiscal 2020 as a result of our continued successful execution of our broad-based transformation initiatives including our procurement transformation initiatives as well as operating efficiencies. In addition, our margin improvement was aided by reduced incentive compensation costs, lower transformation initiative related charges of $60.9 million, and reduced facilities costs as result of COVID-19. These were partially offset by incremental pressure from growth in our zero-margin benefits pass-throughs, an increase in selling expenses, an increase in amortization expense, a change in our estimated losses related to ADP Indemnity, an associate assistance payment, an increase in our allowance for doubtful accounts, severance costs as a result of COVID-19, and a legal settlement accrual.

Adjusted EBIT

For the year ended June 30:

Growth:	á	6%	á	60bps

Adjusted EBIT excludes certain interest amounts, net charges related to our transformation initiatives, the impact of the severance charges related to COVID-19, accrual for legal settlement, and the gain on sale of assets in the respective periods. For fiscal 2020, adjusted EBIT increased due to increases in revenues offset by the increases in expenses discussed above. Our adjusted EBIT margin reflects changes described above in our EBIT margin excluding the net charges noted above.

Provision for Income Taxes

The effective tax rate in fiscal 2020 and 2019 was 22.5% and 23.7%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards, a reduction in the operating tax rate due to the mix between domestic and foreign earnings, the benefit of a foreign tax law change and lower reserves for uncertain tax positions during fiscal 2020 partially offset by favorable adjustments to prior year tax liabilities during fiscal 2019. Refer to Note 11, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2020 and 2019 was 22.6% and 23.8%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted Earnings per Share

For the year ended June 30:

Growth:	á	8%	á	9%
For fiscal 2020, the net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For fiscal 2020, diluted EPS increased as a result of an increase in net earnings and the impact of fewer shares outstanding, resulting from the repurchase of approximately 6.2 million shares in fiscal 2020 and 6.5 million shares in fiscal 2019, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

For the year ended June 30:

Growth:	á	7%	á	9%

For fiscal 2020, adjusted net earnings reflect the changes described above in our adjusted EBIT and our adjusted effective tax rate.

For fiscal 2020, our adjusted diluted EPS reflects the changes described above in our adjusted net earnings and shares outstanding.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Years Ended June 30,		% Change
	2020	2019	As Reported	Organic Constant Currency
Employer Services	$10,086.6	$9,942.8	1%	2%
PEO Services	4,511.5	4,177.7	8%	8%
Other	(8.3)	(10.3)	n/m	n/m
	$14,589.8	$14,110.2	3%	4%

	Earnings before Income Taxes
	Years Ended June 30,		% Change
	2020	2019	As Reported
Employer Services	$3,063.0	$2,960.9	3%
PEO Services	605.5	616.2	(2)%
Other	(485.9)	(571.5)	n/m
	$3,182.6	$3,005.6	6%
n/m - not meaningful

Employer Services

Revenues

Revenues increased in fiscal 2020 due to new business started from New Business Bookings, partially offset by business losses and a decrease in interest earned on funds held for clients. Our revenue growth includes one percentage point of pressure from foreign currency. Our revenue growth was also partially offset by a decrease in the number of employees on our clients' payrolls as our pays per control decreased 1.0% in fiscal 2020, as compared to fiscal 2019. Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions. In addition, the Employer Services client revenue retention rate for fiscal 2020 declined 20 basis points to 90.5% as compared to our rate for fiscal 2019, driven by an increase in out-of-business losses.

Earnings before Income Taxes

Employer Services’ earnings before income taxes increased in fiscal 2020 due to increased revenues discussed above and partially offset by increased expenses due to an increase in selling expenses, an increase in amortization expense, and an increase in our allowance for doubtful accounts. These increases in expenses were partially offset by reduced incentive compensation costs, impact from foreign currency and operating efficiencies as a result of our transformation initiatives including our procurement transformation initiatives.

For the year ended June 30, respectively:

Growth:	á	60bps

Employer Services' overall margin increased for fiscal 2020 as a result of the continued successful execution of our broad-based transformation initiatives including our procurement transformation initiatives, as well as operating efficiencies and reduced incentive compensation costs. This increase was partially offset by an increase in selling expenses, amortization expense and our allowance for doubtful accounts.

PEO Services

Revenues

	PEO Revenues
	Years Ended		Change
	June 30,
	2020	2019	$	%
PEO Services' revenues	$4,511.5	$4,177.7	$333.8	8%
Less: PEO zero-margin benefits pass-throughs	2,907.7	2,647.5	260.2	10%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$1,603.8	$1,530.2	$73.6	5%

PEO Services' revenues increased 8% in fiscal 2020 due to a 4% increase in the average number of Worksite Employees in fiscal 2020 driven by an increase in the number of new PEO Services clients and growth in our existing clients. Additionally, PEO Services' revenues, excluding zero-margin benefits pass-through costs, increased 5% in fiscal 2020 and includes pressure from lower workers compensation and State Unemployment Insurance (“SUI”) costs and related pricing.

Earnings before Income Taxes

PEO Services’ earnings before income taxes decreased 2% in fiscal 2020 due to the increase in expenses partially offset by the increase in revenues discussed above. The increase in expenses was due to the increase in zero-margin benefits pass-through costs of $260.2 million described above and a change of $59.2 million in our estimated losses related to ADP Indemnity in fiscal 2020, as compared to fiscal 2019.

For the year ended June 30, respectively:

Growth:	â	130bps

PEO Services' overall margin decreased for fiscal 2020 due to a change of $59.2 million in our estimated losses related to ADP Indemnity in fiscal 2020 as compared to fiscal 2019.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment. ADP Indemnity recorded a pre-tax loss of approximately $20 million in fiscal 2020 and a pre-tax benefit of approximately $39 million in fiscal 2019, which were primarily a result of changes in our estimated actuarial losses. Beginning in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2020, ADP Indemnity paid a premium of $215 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2020 policy year to $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. ADP Indemnity paid a premium of $240 million in July 2020 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2021 policy year on terms substantially similar to the fiscal 2020 reinsurance policy.

Other

The primary components of “Other” are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, an associate assistance payment, a legal settlement accrual, non-recurring gains and losses, the elimination of intercompany transactions, and other interest expense.

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

	Years Ended June 30,		% Change
	2020	2019	As Reported
Net earnings	$2,466.5	$2,292.8	8%
Adjustments:
Provision for income taxes	716.1	712.8
All other interest expense (a)	59.2	59.9
All other interest income (a)	(20.5)	(32.4)
Gain on sale of assets	(0.2)	(15.7)
Transformation initiatives (b)	77.4	138.3
COVID-19 related charges (c)	25.4	—
Legal settlement (d)	25.0	—
Adjusted EBIT	$3,348.9	$3,155.7	6%
Adjusted EBIT Margin	23.0%	22.4%

Provision for income taxes	$716.1	$712.8	—%
Adjustments:
Gain on sale of assets (e)	(0.1)	(3.9)
Transformation initiatives (e)	19.2	34.5
COVID-19 related charges (e)	6.3	—
Legal settlement (e)	6.2	—
Tax Cuts and Jobs Act (f)	—	0.5
Adjusted provision for income taxes	$747.7	$743.9	1%
Adjusted effective tax rate (g)	22.6%	23.8%

Net earnings	$2,466.5	$2,292.8	8%
Adjustments:
Gain on sale of assets	(0.2)	(15.7)
Income tax provision on gain on sale of assets (e)	0.1	3.9
Transformation initiatives (b)	77.4	138.3
Income tax benefit for transformation initiatives (e)	(19.2)	(34.5)
COVID-19 related charges (c)	25.4	—
Income tax benefit for COVID-19 related charges (e)	(6.3)	—
Legal settlement (d)	25.0	—
Income tax benefit for legal settlement (e)	(6.2)	—
Tax Cuts and Jobs Act (f)	—	(0.5)
Adjusted net earnings	$2,562.5	$2,384.3	7%

Diluted EPS	$5.70	$5.24	9%
Adjustments:
Gain on sale of assets (e)	—	(0.03)
Transformation initiatives (b) (e)	0.13	0.24
COVID-19 related charges (c) (e)	0.04	—
Legal settlement (d) (e)	0.04	—
Tax Cuts and Jobs Act (f)	—	—
Adjusted diluted EPS	$5.92	$5.45	9%

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

(b) In fiscal 2020, transformation initiatives include: (i) charges of $29.9 million related to impairment charges as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale and impairment charges of operating right-of-use assets and certain related fixed assets associated with the vacating of certain leased locations; (ii) charges of $29.1 million related to severance; (iii) charges of $28.5 million related to other transformation initiatives; all of which were partially offset by net reversals of charges related to Voluntary Early Retirement Program (“VERP”) and Service Alignment Initiative (“SAI”) of $10.1 million. Unlike certain other severance charges in prior periods that are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiatives.

(c) Represents severance charges related to the impact of COVID-19 pandemic. Unlike other severance charges in prior periods that are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide initiatives to address excess capacity across our business and functions due to the COVID-19 pandemic.

(d) Represents a legal settlement accrual related to the Illinois Biometric Privacy Act matter. Refer to Note 12 of our Consolidated Financial Statements for additional detail.

(e) The income tax provision/(benefit) was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

(f) There was no impact from the Tax Cuts and Jobs Act in fiscal 2020.

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

Year Ended
June 30,
2020
Consolidated revenue growth as reported	3%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	1%
Consolidated revenue growth, organic constant currency	4%

Employer Services revenue growth as reported	1%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	1%
Employer Services revenue growth, organic constant currency	2%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, cash and cash equivalents were $1.9 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, long-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at June 30, 2020 and have sufficient liquidity as note above; however, given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our financial condition and liquidity.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements, together with our $9.7 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks, including with respect to the COVID-19 pandemic, related to our client funds extended investment strategy. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the years ended 2020 and 2019 are summarized as follows:

	Years ended June 30,
	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$3,026.2	$2,688.3	$337.9
Investing activities	3,156.3	(2,197.7)	5,354.0
Financing activities	(5,890.6)	(207.7)	(5,682.9)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(34.5)	(28.8)	(5.7)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$257.4	$254.1	$3.3

Net cash flows provided by operating activities in fiscal 2020 and fiscal 2019 include cash payments for reinsurance agreements of $215.0 million and $218.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is primarily due to growth in our business supplemented by a growth in non-cash expenses within operating activities and net favorable change in the components of working capital as compared to fiscal 2019.

Net cash flows from investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $5,256.9 million, proceeds from the sale of assets and lower payments related to acquisitions of business, partially offset by payments related to acquisitions of intangibles and payments related to capital expenditures in fiscal 2020.

Net cash flows from financing activities changed due to a net decrease in the cash flow from client funds obligations of $4,909.2 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, more cash returned to shareholders via dividends and share repurchases and a net repayment of reverse repurchase agreements in fiscal 2020.

We purchased approximately 6.2 million shares of our common stock at an average price per share of $160.61 during fiscal 2020, as compared to purchases of 6.5 million shares at an average price per share of $143.02 during fiscal 2019. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
Capital Resources and Client Fund Obligations

On July 15, 2020, the Company gave notice to the current holders of our intention to redeem the $1.0 billion 2.25% Senior Notes due September 15, 2020 on the call date of August 15, 2020. It is the Company's intent to issue new long-term notes to fund this redemption and which also may be used for general corporate purposes. If necessary in the interim, the Company intends to issue commercial paper to fund the Notes’ redemption until such time as the new notes are issued.

We have $2.0 billion of senior unsecured notes with maturity dates in 2020 and 2025. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 9 of our Consolidated Financial Statements for a description of our notes.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In June 2020, the Company decreased its U.S. short-term commercial paper program to provide for the issuance of up to $9.7 billion from $10.3 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s and Prime-1 (“P-1”) by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2020 and 2019, we had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2020	2019
Average daily borrowings (in billions)	$2.7	$2.8
Weighted average interest rates	1.6%	2.2%
Weighted average maturity (approximately in days)	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2020 and 2019, the Company had $13.6 million and $262.0 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2020	2019
Average outstanding balances	$263.4	$316.7
Weighted average interest rates	1.6%	1.9%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option. In addition, we have a five-year $3.75 billion credit facility and a five-year $2.75 billion credit facility maturing in June 2023 and June 2024, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2020 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, equipment lease, and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected. In addition, we own senior debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 4 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for fiscal 2020 were $168.3 million, as compared to $162.7 million for fiscal 2019. We expect capital expenditures in fiscal 2021 to be between $175 million and $200 million.

Contractual Obligations

The following table provides a summary of our contractual obligations at June 30, 2020:

(In millions)	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Unknown	Total

Debt Obligations (1)	$1,046.8	$69.4	$69.6	$1,019.8	$—	$2,205.6
Cash Flow Hedges (2)	$40.3	$—	$—	$—	$—	$40.3
Operating Lease Obligations (3)	$105.5	$168.8	$100.5	$96.8	$—	$471.6
Purchase Obligations (4)	$415.6	$165.3	$32.1	$0.2	$—	$613.2
Obligations Related to Unrecognized Tax Benefits (5)	$3.7	$—	$—	$—	$58.6	$62.3
Other Long-Term Liabilities Reflected on our Consolidated Balance Sheets:
Compensation and Benefits (6)	$34.0	$63.3	$59.2	$308.4	$27.7	$492.6
Total	$1,645.9	$466.8	$261.4	$1,425.2	$86.3	$3,885.6

(1)These amounts represent the principal and interest payments of our debt.

(2)During fiscal 2020, we entered into a series of treasury rate lock transactions with an aggregate notional amount totaling $400.0 million, to hedge our exposure to changes in interest rates in anticipation of the refinancing of our fixed-rate notes due September 15, 2020. These amounts represent the aggregate fair value as of June 30, 2020, and is included in other current liabilities on our Consolidated Balance Sheet. Refer to Note 9 of our Consolidated Financial Statements for additional information.

(3)Included in these amounts are various facilities and equipment leases. We enter into operating leases in the normal course of business relating to facilities and equipment. The majority of our lease agreements have fixed payment terms based on the passage of time. Certain facility and equipment leases require payment of maintenance and real estate taxes and contain escalation provisions based on future adjustments in price indices. Our future operating lease obligations could change if we exit certain contracts or if we enter into additional operating lease agreements.

(4)Purchase obligations are comprised of a $240 million reinsurance premium with Chubb for the fiscal 2021 policy year, as well as obligations related to software subscription licenses and purchase and maintenance agreements on our software, equipment, and other assets.

(5)Based on current estimates, we expect to make cash payments up to $3.7 million in the next twelve months for obligations related to unrecognized tax benefits across various jurisdictions and tax periods. For $58.6 million of obligations related to unrecognized tax benefits we are unable to make reasonably reliable estimates as to the period in which cash payments are expected to be paid.

(6)Compensation and benefits primarily relates to amounts associated with our employee benefit plans and other compensation arrangements.  These amounts exclude the estimated contributions to our defined benefit plans, which are expected to be $9.3 million in fiscal 2021.

In addition to the obligations quantified in the table above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2020, the obligations relating to these matters, which are expected to be paid in fiscal 2021, total $25,831.6 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $26,708.1 million of cash and cash equivalents and marketable securities that were impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2020.

Separately, ADP Indemnity paid a premium of $240 million in July 2020 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2021 policy year. At June 30, 2020, ADP Indemnity had total assets of $548.7 million to satisfy the actuarially estimated unpaid losses of $487.7 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $4.4 million and $4.0 million, net of insurance recoveries, in fiscal 2020 and 2019, respectively. Refer to the “Analysis of Reportable Segments - PEO Services” above for additional information regarding ADP Indemnity.

In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, and long-term marketable securities) and client funds assets (funds that have been collected from clients but have not yet remitted to the applicable tax authorities or client employees).

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.7 billion commercial paper program (rated A-1+ by Standard and Poor’s and P-1 by Moody’s, the highest possible short-term credit ratings), and our ability to engage in reverse repurchase agreement transactions and available borrowings under our $9.7 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, including the COVID-19 pandemic, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

Years ended June 30,	2020	2019
Average investment balances at cost:
Corporate investments	$4,560.3	$4,817.3
Funds held for clients	25,990.3	25,458.5
Total	$30,550.6	$30,275.8

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.9%	2.0%
Funds held for clients	2.1%	2.2%
Total	2.1%	2.2%

Realized gains on available-for-sale securities	$(50.5)	$(1.8)
Realized losses on available-for-sale securities	37.6	2.7
Net realized (gains)/losses on available-for-sale securities	$(12.9)	$0.9

As of June 30:

Net unrealized pre-tax gains on available-for-sale securities	$876.8	$287.5

Total available-for-sale securities at fair value	$21,576.6	$24,859.1

During the three months ended June 30, 2020, the Company made a decision to sell certain available-for-sale securities in the funds held for clients as the Company anticipated client fund obligations would decline due to reduction in employment levels from a slowdown in the economy as a result of the COVID-19 pandemic. To maintain the size of the funds held for clients in line with client fund obligations, the Company reduced its holdings of available-for-sale securities in the funds held for clients and sold approximately $1.6 billion of its available-for-sale securities.

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio decreased from 2.2% for fiscal 2019 to 2.1% for fiscal 2020. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $17 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2021. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $8 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2021.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA-rated and AA- rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial-mortgage-backed securities. Approximately 79% of our available-for-sale securities held a AAA-rating or AA-rating at June 30, 2020. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and other comprehensive income. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. In addition, as the duration and severity of COVID-19 pandemic are uncertain, certain of our estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are Revenue Recognition (including Deferred Costs), Goodwill and Income Taxes. Refer to Note 1, Summary of Significant Accounting Policies, of Notes to the Consolidated Financial Statements for discussion of our policies for Revenue Recognition (including Deferred Costs), Goodwill and Income Taxes.

Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

The Company’s annual goodwill impairment assessment as of June 30, 2020 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value.  We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business.  Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.  Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.  As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired. As the assumptions used in the income approach and market approach can have a material impact on the fair value determinations, we performed a sensitivity analysis and determined that a one percentage point increase in the weighted-average cost of capital would not result in an impairment of goodwill for all reporting units and their fair values substantially exceeded their carrying values.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and the schedule listed in the Index at Item 15(a) 2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective July 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (ASC 842), under the optional transition method.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Employer Services Reportable Segment— Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2020. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Forecasts of future revenue and operating margin from the Company’s next-gen platform for which there is limited historical data, contribute significantly to the estimate of fair value of a reporting unit within the Employer Services reportable segment, with approximately $678 million of goodwill, as of June 30, 2020. Given the limited historical data associated with the Company’s next-gen platform, significant management judgment was required to forecast future revenue and operating margin to estimate the fair value of the reporting unit. In addition, there is inherent uncertainty related to the timing of economic recovery and this condition could impact the Company’s forecasts of future revenue and operating margin, and its selection of an appropriate weighted average cost of capital as of June 30, 2020, for the reporting unit. In turn, a high degree of auditor judgment and an increased extent of audit effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, related to the forecasts of revenue and operating margin and selection of the weighted average cost of capital, including the involvement of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue and operating margin and the selection of the weighted average cost of capital used by management to estimate the fair value contributed by the next-gen platform included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit within the Employer Services reportable segment, such as controls related to management’s forecasts of future revenue and operating margin and the selection of the weighted average cost of capital.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation models, methodology, and significant assumptions used by the Company, specifically the weighted average cost of capital including:
◦Testing the mathematical accuracy of the Company’s calculation of the weighted average cost of capital.
◦Developing a range of independent estimates and compared to the weighted average cost of capital selected by management.
◦Evaluating management’s selection of the company-specific risk premium by comparing to the revenue growth and operating margins of peer companies.
•We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts. Due to the limited historical data for the next-gen platform, we evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) the historical operating results of the Company’s similar existing platforms, (2) the limited operating results to date of the next-gen platform, (3) internal communications to management and the board of directors, and (4) external communications made by management to analysts and investors.
•Given the inherent uncertainty related to the timing of economic recovery and the resulting adverse impacts associated with the COVID-19 outbreak on the reporting unit, we evaluated the reasonableness of management’s assumptions related to the severity of business disruption associated with the COVID-19 outbreak on the reporting unit and timing of economic recovery by:
◦Comparing management’s analysis of the expected business disruption from the COVID-19 outbreak on the reporting unit to the business impacts observed since the outbreak during the Company’s fiscal year 2020.
◦Comparing management’s analysis of the timing of economic recovery to external economic recovery and industry forecasts to evaluate contradictory evidence related to management’s assumptions regarding the expected impact of the COVID-19 business disruption and timing of recovery.
◦Evaluating the impact of various alternative scenarios on the discounted cash flow and fair value.

Client Fund Obligations - Refer to Note 4 to the financial statements
Critical Audit Matter Description
Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded as a liability at the time that the Company impounds funds from clients (i.e., money movement). The Company has reported client funds obligations as a current liability in the consolidated financial statements totaling $25,831.6 million as of June 30, 2020. This money movement activity involves significant amounts of client funds being impounded and remitted to third parties and results in a high volume of transactions.

To validate the accuracy and completeness of the client funds obligations reported as of period end, the Company performs complex data extracts in order to reconcile the transactional data to the client funds obligations and funds held for clients balances reported at period end. Given the significant volume of data used in the reconciliation, the complexity of the data extraction, and the reconciliation of the data extracts to the client funds obligations balance reported, auditing the client funds obligations is complex and requires the involvement of data specialists to independently reperform the reconciliation and assist with testing of the completeness and accuracy of client funds obligations reported as of period end, including identifying the manual adjustments identified in management’s reconciliation process.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's client funds obligations included the following, among others:

•We tested the effectiveness of general information technology controls over the applications relevant to the money movement reconciliation process.
•We tested the effectiveness of (1) management’s controls over the client funds obligation data reconciliation and (2) management’s control to reconcile the consolidated client funds obligations to the corresponding consolidated funds held for clients balance.
•We involved data specialists to (1) independently reperform management’s client funds obligation reconciliation and (2) perform data analyses to identify and evaluate recurring and new adjustments to the data extracts in the current period.
•For a selection of client funds obligations transactions, we evaluated whether the funds were impounded prior to June 30, 2020, agreed the liability to the corresponding asset balance, and evaluated whether the funds were properly included or excluded from the client funds obligations.
•We made a selection of adjustments identified by management’s reconciliation of the transactional data to the client funds obligations balance reported at period end and evaluated whether the adjustments were supported and appropriate to reconcile and validate the client funds obligations balance reported at period end.
•We made a selection of disbursements to third parties subsequent to the balance sheet date to evaluate whether they were properly included or excluded from client funds obligations.
•We tested the Company’s reconciliation of the consolidated client funds obligations to funds held for clients.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
August 5, 2020

We have served as the Company’s auditor since 1968.

Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2020	2019	2018

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$9,538.1	$9,375.8	$8,983.4
Interest on funds held for clients	545.2	561.9	466.5
PEO revenues (A)	4,506.5	4,172.5	3,824.3
TOTAL REVENUES	14,589.8	14,110.2	13,274.2

EXPENSES:
Costs of revenues:
Operating expenses	7,404.1	7,080.9	6,847.5
Systems development and programming costs	674.1	636.3	635.4
Depreciation and amortization	366.9	304.4	274.5
TOTAL COSTS OF REVENUES	8,445.1	8,021.6	7,757.4

Selling, general, and administrative expenses	3,003.0	3,064.2	2,959.4
Interest expense	107.1	129.9	102.7
TOTAL EXPENSES	11,555.2	11,215.7	10,819.5

Other (income)/expense, net	(148.0)	(111.1)	172.1

EARNINGS BEFORE INCOME TAXES	3,182.6	3,005.6	2,282.6

Provision for income taxes	716.1	712.8	397.7

NET EARNINGS	$2,466.5	$2,292.8	$1,884.9

BASIC EARNINGS PER SHARE	$5.73	$5.27	$4.28

DILUTED EARNINGS PER SHARE	$5.70	$5.24	$4.25

Basic weighted average shares outstanding	430.8	435.0	440.6
Diluted weighted average shares outstanding	432.7	437.6	443.3
.

(A) For the years ended June 30, 2020 (“fiscal 2020”), June 30, 2019 (“fiscal 2019”), and June 30, 2018 (“fiscal 2018”), Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $45,826.1 million, $42,688.8 million, and $39,140.9 million, respectively.

See notes to the Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2020	2019	2018

Net earnings	$2,466.5	$2,292.8	$1,884.9

Other comprehensive income/loss:
Currency translation adjustments	(53.0)	(42.2)	7.8

Unrealized net gains/(losses) on available-for-sale securities	602.2	642.4	(460.7)
Tax effect	(136.4)	(144.4)	123.4
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	(12.9)	0.9	2.7
Tax effect	2.9	(0.3)	(0.6)

Unrealized loss on cash flow hedging activities	(40.3)	—	—
Tax effect	10.0	—	—

Pension net (losses)/gains arising during the year	(160.8)	(84.7)	87.0
Tax effect	39.5	20.0	(18.7)
Reclassification of pension liability adjustment to net earnings	(11.8)	40.3	9.3
Tax effect	3.1	(9.5)	(4.5)

Other comprehensive income/(loss), net of tax	242.5	422.5	(254.3)
Comprehensive income	$2,709.0	$2,715.3	$1,630.6
See notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,908.5	$1,949.2
Short-term marketable securities	—	10.5
Accounts receivable, net of allowance for doubtful accounts of $92.5 and $54.9, respectively	2,441.3	2,439.3
Other current assets	506.2	509.1
Total current assets before funds held for clients	4,856.0	4,908.1
Funds held for clients	26,708.1	29,434.2
Total current assets	31,564.1	34,342.3
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.4, respectively	18.6	23.8
Property, plant and equipment, net	703.9	764.2
Operating lease right-of-use asset	493.7	—
Deferred contract costs	2,401.6	2,428.5
Other assets	458.4	934.4
Goodwill	2,309.4	2,323.0
Intangible assets, net	1,215.8	1,071.5
Total assets	$39,165.5	$41,887.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$102.0	$125.5
Accrued expenses and other current liabilities	1,980.7	1,759.0
Accrued payroll and payroll-related expenses	557.0	721.1
Dividends payable	387.3	340.1
Short-term deferred revenues	212.5	220.7
Obligations under reverse repurchase agreements (A)	13.6	262.0
Short-term debt	1,001.8	—
Income taxes payable	40.1	54.8
Total current liabilities before client funds obligations	4,295.0	3,483.2
Client funds obligations	25,831.6	29,144.5
Total current liabilities	30,126.6	32,627.7
Long-term debt	1,002.8	2,002.2
Operating lease liabilities	344.4	—
Other liabilities	837.0	798.7
Deferred income taxes	731.9	659.9
Long-term deferred revenues	370.6	399.3
Total liabilities	33,413.3	36,487.8

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized,1,000.0 shares; issued, 638.7 shares at June 30, 2020 and June 30, 2019; outstanding, 429.9 and 434.2 shares at June 30, 2020 and June 30, 2019, respectively	63.9	63.9
Capital in excess of par value	1,333.8	1,183.2
Retained earnings	18,436.3	17,500.6
Treasury stock - at cost: 208.9 and 204.5 shares at June 30, 2020 and June 30, 2019, respectively	(14,067.0)	(13,090.5)
Accumulated other comprehensive loss	(14.8)	(257.3)
Total stockholders’ equity	5,752.2	5,399.9
Total liabilities and stockholders’ equity	$39,165.5	$41,887.7

(A) As of June 30, 2020, $13.6 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2019, $261.4 million of long-term marketable securities and $0.6 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 8).

See notes to the Consolidated Financial Statements.

Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount

Balance at June 30, 2017	638.7	$63.9	$867.8	$15,739.4	$(11,303.7)	$(383.2)
Net earnings	—	—	—	1,884.9	—	—
Other comprehensive loss	—	—	—	—	—	(254.3)
Stock-based compensation expense	—	—	145.3	—	—	—
Issuances relating to stock compensation plans	—	—	1.7	—	144.5	—
Treasury stock acquired (8.5 shares repurchased)	—	—	—	—	(1,050.4)	—
Other (A)	—	—	—	42.3	—	(42.3)
Dividends ($2.52 per share)	—	—	—	(1,120.0)	—	—

Balance at June 30, 2018	638.7	$63.9	$1,014.8	$16,546.6	$(12,209.6)	$(679.8)
Net earnings	—	—	—	2,292.8	—	—
Other comprehensive income	—	—	—	—	—	422.5
Stock-based compensation expense	—	—	144.2	—	—	—
Issuances relating to stock compensation plans	—	—	24.2	—	124.1	—
Treasury stock acquired (6.5 shares repurchased)	—	—	—	—	(1,005.0)	—
Dividends ($3.06 per share)	—	—	—	(1,338.8)	—	—

Balance at June 30, 2019	638.7	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)
Net earnings	—	—	—	2,466.5	—	—
Other comprehensive income	—	—	—	—	—	242.5
Stock-based compensation expense	—	—	117.8	—	—	—
Issuances relating to stock compensation plans	—	—	32.8	—	112.9	—
Treasury stock acquired (6.2 shares repurchased)	—	—	—	—	(1,089.4)	—
Dividends ($3.52 per share)	—	—	—	(1,523.9)	—	—
Other	—	—	—	(6.9)	—	—
Balance at June 30, 2020	638.7	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)

(A) During fiscal 2018, the Company adopted ASU 2018-02 and reclassified stranded tax effects attributable to the Tax Cuts and Jobs Act (the "Act") from AOCI to retained earnings. The fiscal 2018 Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive (loss)/income into retained earnings.

See notes to the Consolidated Financial Statements.

Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2020	2019	2018
Cash Flows from Operating Activities:
Net earnings	$2,466.5	$2,292.8	$1,884.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	480.0	409.0	377.6
Amortization of deferred contract costs	915.0	874.0	837.4
Deferred income taxes	26.0	9.3	(152.0)
Stock-based compensation expense	130.8	167.3	175.4
Net pension (income)/expense	(11.6)	55.4	330.4
Net amortization of premiums and accretion of discounts on available-for-sale securities	50.2	50.1	71.5
Impairment of assets	29.9	12.1	—
Gain on sale of assets	(6.0)	(19.8)	(0.7)
Other	65.4	43.9	32.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Increase in accounts receivable	(113.8)	(473.9)	(291.8)
Increase in other assets	(910.4)	(987.2)	(858.3)
Decrease in accounts payable	(18.3)	(10.7)	(1.9)
(Decrease)/Increase in accrued expenses and other liabilities	(77.5)	266.0	110.5
Net cash flows provided by operating activities	3,026.2	2,688.3	2,515.2

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,905.1)	(4,422.6)	(4,876.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	7,648.4	2,909.0	3,455.0
Capital expenditures	(172.7)	(162.0)	(206.1)
Additions to intangibles	(443.7)	(404.5)	(264.7)
Acquisitions of businesses, net of cash acquired	—	(125.5)	(612.4)
Proceeds from the sale of property, plant, and equipment and other assets	29.4	7.9	0.4
Net cash flows provided by/(used in) investing activities	3,156.3	(2,197.7)	(2,504.6)

Cash Flows from Financing Activities:
Net (decrease)/increase in client funds obligations	(3,213.2)	1,696.0	340.4
Payments of debt	(2.2)	(2.1)	(7.3)
Repurchases of common stock	(1,006.3)	(937.7)	(989.3)
Net proceeds from stock purchase plan and stock-based compensation plans	50.0	72.9	69.3
Dividends paid	(1,470.5)	(1,293.0)	(1,063.7)
Net (payments)/proceeds related to reverse repurchase agreements	(248.4)	262.0	—
Other	—	(5.8)	(5.3)
Net cash flows used in financing activities	(5,890.6)	(207.7)	(1,655.9)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(34.5)	(28.8)	5.8
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	257.4	254.1	(1,639.5)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	6,796.2	6,542.1	8,181.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$7,053.6	$6,796.2	$6,542.1

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,908.5	$1,949.2	$2,170.0
Restricted cash and restricted cash equivalents included in funds held for clients (A)	5,145.1	4,847.0	4,372.1
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,053.6	$6,796.2	$6,542.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$104.8	$127.5	$100.5
Cash paid for income taxes, net of income tax refunds	$677.1	$633.8	$529.7

(A) See Note 4 for a reconciliation of restricted cash and restricted cash equivalents in funds held for clients on the Consolidated Balance Sheets.

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

The Company has a grantor trust, which holds the majority of the funds provided by its clients pending remittance to employees of those clients, tax authorities, and other payees. The Company is the sole beneficial owner of the trust. The trust meets the criteria in Accounting Standards Codification (“ASC”) 810, “Consolidation” to be characterized as a variable interest entity (“VIE”). The Company has determined that it has a controlling financial interest in the trust because it has both (1) the power to direct the activities that most significantly impact the economic performance of the trust (including the power to make all investment decisions for the trust) and (2) the right to receive benefits that could potentially be significant to the trust (in the form of investment returns) and therefore, consolidates the trust. Further information on these funds and the Company’s obligations to remit to its clients’ employees, tax authorities, and other payees is provided in Note 4, “Corporate Investments and Funds Held for Clients.”

Revision of Previously Reported Financial Information

The Company has historically classified certain fees collected from worksite employers for certain benefits within PEO revenues, and the associated costs of these benefits have historically been classified within operating expenses as PEO zero-margin benefits pass-through costs in the Company's Statements of Consolidated Earnings. During fiscal 2020, management determined that the Company does not retain risk and is acting as the agent, rather than as the primary obligor, for a portion of the fees collected for worksite employee benefits and the worksite employer is primarily responsible for fulfilling certain aspects of the service and has discretion in establishing price. Accordingly, the accompanying Statements of Consolidated Earnings for fiscal 2019 and fiscal 2018 have been revised to correct the amounts previously reported on a gross basis to a net basis by reducing PEO revenues and operating expenses for associated costs of an equal amount, as follows:

	Year Ended
	June 30, 2019
	As reported	Revision	As revised
PEO revenues	$4,237.5	(65.0)	$4,172.5
TOTAL REVENUES	14,175.2	(65.0)	14,110.2
Operating expenses	7,145.9	(65.0)	7,080.9
Total Expenses	11,280.7	(65.0)	11,215.7
EARNINGS BEFORE INCOME TAXES	3,005.6	—	3,005.6
Provision for income taxes	712.8	—	712.8
NET EARNINGS	$2,292.8	—	$2,292.8

	Year Ended
	June 30, 2018
	As reported	Revision	As revised
PEO revenues	$3,877.8	(53.5)	$3,824.3
TOTAL REVENUES	13,327.7	(53.5)	13,274.2
Operating expenses	6,901.0	(53.5)	6,847.5
Total Expenses	10,873.0	(53.5)	10,819.5
EARNINGS BEFORE INCOME TAXES	2,282.6	—	2,282.6
Provision for income taxes	397.7	—	397.7
NET EARNINGS	$1,884.9	—	$1,884.9

The correction of these previously reported amounts had no impact on the Company's earnings before income taxes, net earnings, consolidated financial condition or cash flows. In addition, corresponding revisions have been made elsewhere in the Company's consolidated footnote disclosures, where applicable, including its Financial Data by Segment and Geographic Area disclosure.

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

The Company's corporate investments and funds held for clients (see Note 4) are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model of the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities and mortgage-backed securities that are included within Other securities in Note 4, the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes Municipal Market Data benchmark yield curves as additional inputs to the model. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company has no available-for-sale securities included in Level 1 and Level 3.

In fiscal 2016, the Company issued fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the "Notes"). The fair value of the Notes are estimated in Note 9 utilizing a variety of inputs obtained from an independent pricing service, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source. The Company has not adjusted the prices obtained from the independent pricing service.

In fiscal 2020, the Company entered into a series of treasury rate lock transactions to hedge its exposure to changes in interest rates. The treasury rate lock derivatives are classified as Level 2 in the fair value hierarchy as their value is determined using observable inputs such as forward treasury rates. See Note 9 for additional details.

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

Data processing equipment	5 to 10 years
Buildings	20 to 40 years
Furniture and fixtures	4 to 7 years
.
I. Leases. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. The lease liabilities are measured by discounting future lease payments at the Company’s collateralized incremental borrowing rate for financing instruments of a similar term, unless the implicit rate is readily determinable. ROU assets also include adjustments related to prepaid or deferred lease payments and lease incentives. Lease ROU assets are amortized over the life of the lease and tested for impairment in the same manner as long-lived assets as described below.

J. Goodwill. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

The Company’s annual goodwill impairment assessment as of June 30, 2020 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value.  We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business.  Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.  Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.  As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.
K. Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
L. Foreign Currency. The net assets of the Company's foreign subsidiaries are translated into U.S. dollars based on exchange rates in effect for each period, and revenues and expenses are translated at average exchange rates in the periods. Gains or losses from balance sheet translation are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Currency transaction gains or losses, which are included in the results of operations, are not significant for all periods presented.

M. Foreign Currency Risk Management Programs and Derivative Financial Instruments. The Company transacts business in various foreign jurisdictions and is therefore exposed to market risk from changes in foreign currency exchange rates that could impact its consolidated results of operations, financial position, or cash flows.  The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.  The Company does not use derivative financial instruments for trading purposes.

In fiscal 2020, the Company entered into a series of treasury rate lock transactions to hedge its exposure to changes in interest rates. See Note 9 for additional details.

N. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2020
Net earnings	$2,466.5			$2,466.5
Weighted average shares (in millions)	430.8	0.9	1.0	432.7
EPS	$5.73			$5.70

2019
Net earnings	$2,292.8			$2,292.8
Weighted average shares (in millions)	435.0	1.0	1.6	437.6
EPS	$5.27			$5.24

2018
Net earnings	$1,884.9			$1,884.9
Weighted average shares (in millions)	440.6	1.1	1.6	443.3
EPS	$4.28			$4.25

Options to purchase 1.2 million, 0.7 million, and 0.9 million shares of common stock for fiscal 2020, 2019, and 2018, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

O. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant, and in the case of international units settled in cash, adjusts this fair value based on changes in the Company's stock price during the vesting period. Restricted stock units and restricted stock awards are valued based on the closing price of the Company's common stock on the date of the grant and, in the case of performance based restricted stock units and restricted stock, are adjusted for changes to probabilities of achieving performance targets. International restricted stock units are settled in cash and are marked-to-market based on changes in the Company's stock price. See Note 10 for additional information on the Company's stock-based compensation programs.

P. Internal Use Software. Expenditures for major software purchases and software developed or obtained for internal use are capitalized and amortized generally over a three to five-year period on a straight-line basis. Software developed as part of the Company's next-generation platforms are depreciated over ten years. The Company begins to capitalize costs incurred for computer software developed for internal use when the preliminary development efforts are successfully completed, management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used as intended. Capitalization ceases when a computer software project is substantially complete and ready for its intended use.

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

Fees related to cloud-based subscriptions for which the Company has the right to take possession of the software at any time during the hosting period (without significant penalty) and can run the software on internal hardware, or through contract with a third party vendor to host the software, is recognized as an intangible asset and capitalized following the Internal Use Software guidance under ASC 350-40. Subscriptions where the Company accesses the software through the cloud but cannot take possession of the software during the hosting period is treated as a service contract, and as such hosting fees are treated as expense.

Q. Acquisitions. Assets acquired and liabilities assumed in business combinations are recorded on the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company are included in the Statements of Consolidated Earnings since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed is allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analysis. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months.

R. Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). The Company is subject to the continuous examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2020 and 2019, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $62.3 million and $54.2 million, respectively.

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. See Note 11 for additional details.

S. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. The Company has obtained approximately $242 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2020 and 2019 under the letters of credit. Beginning in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited ("Chubb"), to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $240 million in July 2020 to enter into a reinsurance arrangement to cover substantially all losses for the fiscal 2021 policy year on terms substantially similar to the fiscal 2020 policy.

T. Contingencies. In the normal course of business, the Company is subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, and tax matters. Accruals for loss contingencies are recorded when the Company determines that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the estimate of the amount of the loss is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued as a liability. If no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued as a liability. These accruals are adjusted periodically as assessments change or additional information becomes available. The loss contingencies are included in Selling, general and administrative expenses.

If no accrual is made for a loss contingency because the amount of loss cannot be reasonably estimated, the Company will disclose contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses.

Any claim for insurance recovery is recognized only when realization becomes probable.

U. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

Effective July 1, 2019, the Company adopted accounting standard update (“ASU”) 2016-02, “Leases (ASC 842)” under the optional transition method. As a result, the Company recorded on the Consolidated Balance Sheets total operating lease ROU assets of $573.3 million and total operating lease liabilities of $522.6 million, as of the adoption date. The adoption did not have an impact on our Statements of Consolidated Earnings or Statements of Consolidated Cash Flows. Refer to Note 6 for further details.
Recently Issued Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (“FASB”) which have been assessed:

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate (LIBOR) reform on financial reporting.	March 12, 2020 (Fiscal 2020) through December 31, 2022 (Fiscal 2023)	The Company is assessing the effects of the Reference Rate Reform. The Company has not yet determined the impact of this ASU on its consolidated results of operations, financial condition, or cash flows.
ASU 2018-14 Compensation-Retirement Benefits-Defined Benefit Plans	This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amendments in ASU 2018-14 would need to be applied on a retrospective basis.	July 1, 2021 (Fiscal 2022)	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
ASU 2018-13 Fair Value Measurement	This update modifies the disclosure requirements on fair value measurements. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis.	July 1, 2020 (Fiscal 2021)	The adoption of this guidance will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This update introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. In addition, this update modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued Accounting Standard Update 2019-11 Codification Improvements to Topic 326, Financial-Credit Losses which provides clarification and eliminates inconsistencies to amendments included in Update 2016-13.	July 1, 2020 (Fiscal 2021)	Upon adoption of the CECL standard, in fiscal 2021, the Company intends to book an immaterial cumulative-effect adjustment to retained earnings. The most notable impact relates to the newly implemented processes around the assessment of the adequacy of our allowance for doubtful accounts on accounts receivable. The adoption of this guidance will not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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

HRO provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. This revenue is primarily driven by PEO. The Company has further disaggregated HRO to separate out its PEO zero-margin benefits pass-through revenues.

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

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO zero-margin benefits pass-throughs and client fund interest, and includes a reconciliation to the Company’s reportable segments:

	Years Ended
	June 30,
Types of Revenues	2020	2019	2018
HCM	$6,540.9	$6,441.8	$6,204.9
HRO, excluding PEO zero-margin benefits pass-throughs	2,543.2	2,444.4	2,261.9
PEO zero-margin benefits pass-throughs	2,907.7	2,647.5	2,409.6
Global	2,052.8	2,014.6	1,931.3
Interest on funds held for clients	545.2	561.9	466.5
Total Revenues	$14,589.8	$14,110.2	$13,274.2

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,546.4	$—	$(5.5)	$6,540.9
HRO, excluding PEO zero-margin benefits pass-throughs	947.2	1,598.8	(2.8)	2,543.2
PEO zero-margin benefits pass-throughs	—	2,907.7	—	2,907.7
Global	2,052.8	—	—	2,052.8
Interest on funds held for clients	540.2	5.0	—	545.2
Total Segment Revenues	$10,086.6	$4,511.5	$(8.3)	$14,589.8

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,447.5	$—	$(5.7)	$6,441.8
HRO, excluding PEO zero-margin benefits pass-throughs	924.0	1,525.0	(4.6)	2,444.4
PEO zero-margin benefits pass-throughs	—	2,647.5	—	2,647.5
Global	2,014.6	—	—	2,014.6
Interest on funds held for clients	556.7	5.2	—	561.9
Total Segment Revenues	$9,942.8	$4,177.7	$(10.3)	$14,110.2

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2018:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,210.2	$—	$(5.3)	$6,204.9
HRO, excluding PEO zero-margin benefits pass-throughs	851.3	1,414.7	(4.1)	2,261.9
PEO zero-margin benefits pass-throughs	—	2,409.6	—	2,409.6
Global	1,931.3	—	—	1,931.3
Interest on funds held for clients	462.0	4.5	—	466.5
Total Segment Revenues	$9,454.8	$3,828.8	$(9.4)	$13,274.2

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the twelve months ended June 30, 2020 were as follows:

Contract Liability
Contract liability, July 1, 2019	$563.4
Recognition of revenue included in beginning of year contract liability	(168.5)
Contract liability, net of revenue recognized on contracts during the period	134.2
Currency adjustments	(6.4)
Contract liability, June 30, 2020	$522.7

Deferred costs

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

The balance is as follows:

June 30,	2020	2019
Deferred costs to obtain a contract	$977.8	$992.3
Deferred costs to fulfill a contract	1,423.8	1,436.2
Total deferred contract costs (1)	$2,401.6	$2,428.5

(1) The amount of total deferred costs amortized during the twelve months ended June 30, 2020, June 30, 2019, and June 30, 2018 were $915.0 million, $874.0 million, and $837.4 million, respectively.

NOTE 3. OTHER (INCOME)/EXPENSE, NET

Other (income)/expense, net consists of the following:

Years ended June 30,	2020	2019	2018
Interest income on corporate funds	$(84.5)	$(97.6)	$(83.5)
Realized (gains) / losses on available-for-sale securities, net	(12.9)	0.9	2.5
Impairment of assets	29.9	12.1	—
Gain on sale of assets	(5.8)	(4.1)	(0.7)
Gain on sale of investment	(0.2)	(15.7)	—
Non-service components of pension (income)/expense, net (see Note 10)	(74.5)	(6.7)	253.8
Other (income)/expense, net	$(148.0)	$(111.1)	$172.1

In fiscal 2020, the Company recorded impairment charges of $25.3 million as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale. In addition, the Company vacated certain leased locations early and recorded total impairment charges of $4.6 million to operating right-of-use assets and certain related fixed assets associated with the vacated locations. In fiscal 2019, the Company wrote down $12.1 million of internally developed software which was determined to have no future use due to redundant software identified as part of a recent acquisition.

In fiscal 2019, the Company recognized a gain of $15.7 million in relation to the sale of an investment held at cost acquired in prior years and subsequently sold during fiscal 2019.

NOTE 4. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2020 and 2019 were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$7,053.6	$—	$—	$7,053.6
Available-for-sale securities:
Corporate bonds	9,188.7	473.4	—	9,662.1
Asset-backed securities	3,274.6	96.0	(0.5)	3,370.1
U.S. Treasury securities	3,580.6	120.8	—	3,701.4
U.S. government agency securities	1,128.2	35.6	—	1,163.8
Canadian government obligations and Canadian government agency obligations	1,018.7	23.1	—	1,041.8
Commercial Mortgage-Backed Securities	814.3	53.9	—	868.2
Canadian provincial bonds	676.6	33.6	—	710.2
Other securities	1,018.1	41.1	(0.2)	1,059.0

Total available-for-sale securities	20,699.8	877.5	(0.7)	21,576.6

Total corporate investments and funds held for clients	$27,753.4	$877.5	$(0.7)	$28,630.2

(A) Included within available-for-sale securities are corporate investments with fair values of $13.6 million and funds held for clients with fair values of $21,563.0 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.” The Company did not transfer any assets between Levels during fiscal 2020 or 2019. In addition, the Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company has no available-for-sale securities included in Level 1 or Level 3 as of June 30, 2020.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2020, are as follows:

	June 30, 2020
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$—	$—	$—	$—	$—	$—
Asset-backed securities	(0.5)	43.9	—	—	(0.5)	43.9
U.S. Treasury securities	—	2.0	—	—	—	2.0
U.S. government agency securities	—	—	—	—	—	—
Canadian government obligations and Canadian government agency obligations	—	—	—	—	—	—
Commercial Mortgage-Backed Securities	—	—	—	1.5	—	1.5
Canadian provincial bonds	—	—	—	—	—	—
Other securities	(0.2)	17.1	—	—	(0.2)	17.1
	$(0.7)	$63.0	$—	$1.5	$(0.7)	$64.5

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2019 are as follows:

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

At June 30, 2020, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2020 through March 2030.

At June 30, 2020, asset-backed securities primarily include AAA-rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, equipment lease and rate reduction receivables with fair values of $1,666.6 million, $1,256.0 million, $344.4 million, and $102.4 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2020.

At June 30, 2020, U.S. government agency securities primarily include debt directly issued by Federal Home Loan Banks and Federal Farm Credit Banks with fair values of $561.1 million and $432.0 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's with maturities ranging from July 2020 through December 2029.

At June 30, 2020, U.S. government agency commercial mortgage-backed securities of $868.2 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At June 30, 2020, other securities and their fair value primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above, with fair values of $592.7 million, AA-rated United Kingdom Gilt securities of $189.9 million, and AAA-rated and AA-rated supranational bonds of $91.4 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2020	2019
Corporate investments:
Cash and cash equivalents	$1,908.5	$1,949.2
Short-term marketable securities	—	10.5
Long-term marketable securities (a)	13.6	261.4
Total corporate investments	$1,922.1	$2,221.1

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

Funds held for clients have been invested in the following categories:

June 30,	2020	2019
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$5,145.1	$4,847.0
Restricted short-term marketable securities held to satisfy client funds obligations	5,541.2	5,013.9
Restricted long-term marketable securities held to satisfy client funds obligations	16,021.8	19,573.3
Total funds held for clients	$26,708.1	$29,434.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $25,831.6 million and $29,144.5 million as of June 30, 2020 and 2019, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at June 30, 2020, $23,740.0 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

Approximately 79% of the available-for-sale securities held a AAA-rating or AA-rating at June 30, 2020, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial mortgage backed securities. All available-for-sale securities were rated as investment grade at June 30, 2020.

Expected maturities of available-for-sale securities at June 30, 2020 are as follows:

One year or less	$5,541.2
One year to two years	3,962.2
Two years to three years	4,761.5
Three years to four years	3,005.6
After four years	4,306.1
Total available-for-sale securities	$21,576.6

During the three months ended June 30, 2020, the Company made a decision to sell certain available-for-sale securities in the funds held for clients as the Company anticipated client fund obligations would decline due to reduction in employment levels from a slowdown in the economy as a result of the COVID-19 pandemic. To maintain the size of the funds held for clients in line with client fund obligations, the Company reduced its holdings of available-for-sale securities in the funds held for clients and sold approximately $1.6 billion of its available-for-sale securities.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2020 and 2019 are as follows:

June 30,	2020	2019
Property, plant and equipment:
Land and buildings	$737.2	$781.2
Data processing equipment	847.9	749.0
Furniture, leaseholds and other	643.6	651.6
	2,228.7	2,181.8
Less: accumulated depreciation	(1,524.8)	(1,417.6)
Property, plant and equipment, net	$703.9	$764.2

Depreciation of property, plant and equipment was $192.8 million, $180.6 million, and $173.1 million for fiscal 2020, 2019 and 2018, respectively.

The Company recorded impairment charges of $25.3 million as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale. The fair value of these owned buildings subsequent to the write down is approximately $6.7 million and is not material for reclassification separately on the Consolidated Balance Sheets.

NOTE 6.  LEASES

In fiscal 2020, the Company adopted ASC 842 using the optional transition method under which financial results reported in periods prior were not adjusted and continue to be reported in accordance with historic accounting under ASC 840 - Leases.

The Company elected the following practical expedients permitted under the lease standard:

•The Company did not reassess prior conclusions about lease identification, lease classification or initial direct costs, and did not use hindsight for leases existing at adoption date.
•The Company did not record leases with an initial term of 12 months or less on the consolidated balance sheets but continues to expense them on a straight-line basis over the lease term.
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

The Company has entered into operating lease agreements for facilities and equipment. The Company's leases have remaining lease terms of up to approximately eleven years. As of June 30, 2020, total operating lease ROU assets were $493.7 million, current and long-term operating lease liabilities were approximately $95.5 million and $344.4 million, respectively. The difference between total ROU assets and total lease liabilities are primarily attributable to pre-payments of our obligations and the recognition of various lease incentives.

The components of operating lease expense were as follows:

Year ended
June 30,
2020
Operating lease cost	$163.7
Short-term lease cost	6.1
Variable lease cost	6.7
Total operating lease cost	$176.5

Information related to our operating lease ROU assets and operating lease liabilities was as follows:

Year ended
June 30,
2020
Cash paid for operating lease liabilities	$224.7
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$160.4
Weighted-average remaining lease term (in years)	6
Weighted-average discount rate	2.3%

As of June 30, 2020, maturities of operating lease liabilities are as follows:

Twelve months ending June 30, 2021	$105.6
Twelve months ending June 30, 2022	90.8
Twelve months ending June 30, 2023	78.0
Twelve months ending June 30, 2024	57.9
Twelve months ending June 30, 2025	42.6
Thereafter	96.7
Total undiscounted lease obligations	471.6
Less: Imputed interest	(31.7)
Net lease obligations	$439.9

During fiscal 2020, the Company recorded impairment charges of $4.6 million in the United States and $2.2 million outside of the United States to our operating right-of-use assets associated with various vacated locations.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2020 and 2019 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2018	$2,238.7	$4.8	$2,243.5
Additions and other adjustments	94.3	—	94.3
Currency translation adjustments	(14.8)	—	(14.8)
Balance at June 30, 2019	$2,318.2	$4.8	$2,323.0
Additions and other adjustments	(2.5)	—	(2.5)
Currency translation adjustments	(11.1)	—	(11.1)
Balance at June 30, 2020	$2,304.6	$4.8	$2,309.4

Components of intangible assets, net, are as follows:

June 30,	2020	2019
Intangible assets:
Software and software licenses	$2,719.1	$2,519.3
Customer contracts and lists	1,021.2	860.7
Other intangibles	239.2	237.9
	3,979.5	3,617.9
Less accumulated amortization:
Software and software licenses	(1,912.0)	(1,762.3)
Customer contracts and lists	(628.3)	(566.4)
Other intangibles	(223.4)	(217.7)
	(2,763.7)	(2,546.4)
Intangible assets, net	$1,215.8	$1,071.5

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 4 years for other intangibles). Amortization of intangible assets was $287.2 million, $228.4 million, and $204.5 million for fiscal 2020, 2019, and 2018, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2021	$285.3
Twelve months ending June 30, 2022	$243.7
Twelve months ending June 30, 2023	$203.8
Twelve months ending June 30, 2024	$161.5
Twelve months ending June 30, 2025	$108.7

NOTE 8. SHORT TERM FINANCING

The Company has a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option. The Company also has a $2.75 billion five year credit facility that matures in June 2024 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2020 and 2019 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In June 2020, the Company decreased its U.S short-term commercial paper program to provide for the issuance of up to $9.7 billion from $10.3 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s.  These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2020 and June 30, 2019, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2020	2019
Average daily borrowings (in billions)	$2.7	$2.8
Weighted average interest rates	1.6%	2.2%
Weighted average maturity (approximately in days)	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2020 and 2019, the Company had $13.6 million and $262.0 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2020	2019
Average outstanding balances	$263.4	$316.7
Weighted average interest rates	1.6%	1.9%

NOTE 9. DEBT

The Company has fixed-rate notes with 5-year and 10-year maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2020 and 2019 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2020	June 30, 2019
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$1,000.0	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Other		8.4	10.9
		2,008.4	2,010.9
Less: current portion		(1,001.8)	(2.5)
Less: unamortized discount and debt issuance costs		(3.8)	(6.2)
Total long-term debt		$1,002.8	$2,002.2

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2020, the fair value of the Notes, based on Level 2 inputs, was $2,124.7 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.”
In anticipation of the refinancing of our fixed-rate 2.25% notes due September 15, 2020, from December 3, 2019 through March 4, 2020, the Company entered into a series of treasury rate lock transactions, with an aggregate notional amount totaling $400.0 million, to hedge its exposure to changes in interest rates through the completion of the refinancing. The derivative contracts entered into during fiscal 2020 have been designated as cash-flow hedges and will be terminated upon completion of the refinancing. Changes in the derivative’s fair value are recorded each period in other comprehensive income with a corresponding current asset or liability and, upon settlement, the aggregate amount in accumulated other comprehensive income will be amortized into net income over the term of the future debt instrument. Refer to Note 13 for the impact to accumulated other comprehensive income. There are no cash flows associated with the derivative until settlement occurs with the counter-parties.
On July 15, 2020, the Company gave notice to the current holders of our intention to redeem the $1.0 billion 2.25% Senior Notes due September 15, 2020 on the call date of August 15, 2020. It is the Company's intent to issue new long-term notes to fund this redemption and which also may be used for general corporate purposes. If necessary in the interim, the Company intends to issue commercial paper to fund the Notes’ redemption until such time as the new Notes are issued.

NOTE 10. EMPLOYEE BENEFIT PLANS

A.  Stock-based Compensation Plans.  Stock-based compensation consists of the following:

•Stock Options.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company's common stock on the dates of grant. Stock options generally vest ratably over 4 years and have a term of 10 years. Compensation expense is measured based on the fair value of the stock option on the grant date and recognized on a straight-line basis over the vesting period. Stock options are forfeited if the employee ceases to be employed by the Company prior to vesting. The Company determines the fair value of stock options issued using a binomial option-pricing model. The binomial option-pricing model considers a range of assumptions related to volatility, dividend yield, risk-free interest rate, and employee exercise behavior. Expected volatilities utilized in the binomial option-pricing model are based on a combination of implied market volatilities, historical volatility of the Company's stock price, and other factors. Similarly, the dividend yield is based on historical experience and expected future changes. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The binomial option-pricing model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. The expected life of a stock option grant is derived from the output of the binomial model and represents the period of time that options granted are expected to be outstanding.

•Restricted Stock.
•Time-Based Restricted Stock and Time-Based Restricted Stock Units. Time-based restricted stock and time-based restricted stock units granted September 1, 2018 and after generally vest ratably over 3 years. Time-based restricted stock and time-based restricted stock units granted prior to September 1, 2018 are generally subject to a vesting period of 2 years. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

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
•Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one to three year performance period and a subsequent service period of up to 38 months. Under these programs, the Company communicates “target awards” at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the “target awards.” Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

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
•Employee Stock Purchase Plan. The Company offers an employee stock purchase plan that allows eligible employees to purchase shares of common stock at a price equal to 95% of the market value for the Company's common stock on the last day of the offering period. This plan has been deemed non-compensatory and, therefore, no compensation expense has been recorded.

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase programs.  During fiscal 2020, the Board of Directors authorized the repurchase of $5 billion of our common stock, replacing in its entirety the previous 2015 authorization to purchase up to 25 million shares of our common stock. The Company repurchased 6.2 million shares in fiscal 2020 as compared to 6.5 million shares repurchased in fiscal 2019. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately $34.6 million, $26.6 million, and $27.1 million during fiscal years 2020, 2019, and 2018, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2020, 2019, and 2018, respectively:

Years ended June 30,	2020	2019	2018
Operating expenses	$13.7	$16.9	$22.9
Selling, general and administrative expenses	99.1	131.2	128.7
System development and programming costs	18.0	19.2	23.8
Total pretax stock-based compensation expense	$130.8	$167.3	$175.4

Income tax benefit	$32.2	$41.6	$44.1

As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $18.2 million, $30.8 million, and $102.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.3 years, 1.5 years, and 1.9 years, respectively.

In fiscal 2020, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2019	3,608	$103
Options granted	1,015	$170
Options exercised	(968)	$86
Options forfeited/cancelled	(145)	$136
Options outstanding at June 30, 2020	3,510	$126
Options exercisable at June 30, 2020	1,273	$96
Shares available for future grants, end of year	24,853
Shares reserved for issuance under stock option plans, end of year	28,363

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2019	1,272	290
Restricted shares/units granted	572	101
Restricted shares/units vested	(856)	(194)
Restricted shares/units forfeited	(83)	(17)
Restricted shares/units outstanding at June 30, 2020	905	180

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2019	250	867
Restricted shares/units granted	112	391
Restricted shares/units vested	(171)	(376)
Restricted shares/units forfeited	(12)	(31)
Restricted shares/units outstanding at June 30, 2020	179	851

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2020 was $102.1 million and $66.8 million, respectively, which have a remaining life of 7 years and 6 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2020, 2019, and 2018 was $78.0 million, $78.2 million, and $60.0 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.4%	2.7%	1.8%
Dividend yield	1.9%	1.9%	2.1%
Weighted average volatility factor	19.3%	20.9%	21.7%
Weighted average expected life (in years)	5.4	5.4	5.4
Weighted average fair value (in dollars)	$24.40	$26.60	$17.50

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2020	2019	2018

Performance-based restricted stock	$169.84	$146.93	$107.43
Time-based restricted stock	$167.16	$146.80	$108.10

B.  Pension Plans

The Company has a defined benefit cash balance pension plan under which employees are credited with a percentage of base pay plus interest. The U.S. pension plan, which is currently closed to new entrants, was frozen effective July 1, 2020. As of July 1, 2020 and onward, participants will retain their accrued benefits and will not accrue any future benefits due to pay and/or service. The plan interest credit rate varies from year-to-year based on the ten-year U.S. Treasury rate. Employees are fully vested upon completion of three years of service. The Company's policy is to make contributions within the range determined by generally accepted actuarial principles.

In fiscal 2018, the Company offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based associates aged 55 or above with at least 10 years of service. In fiscal 2019 and 2018, the Company recorded $48.2 million and $319.6 million of non-cash settlement charges and special termination benefits, respectively.

The Company also has various retirement plans for its non-U.S. employees and maintains a Supplemental Officers Retirement Plan (“SORP”). The SORP is a defined benefit plan pursuant to which the Company pays supplemental pension benefits to certain corporate officers upon retirement based upon the officers' years of service and compensation. The SORP, which is currently closed to new entrants, was frozen effective July 1, 2019, with no future accruals due to pay and/or service.

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

The Company's pension plans' funded status as of June 30, 2020 and 2019 is as follows:

June 30,	2020	2019

Change in plan assets:
Fair value of plan assets at beginning of year	$1,910.5	$2,178.1
Actual return on plan assets	172.1	142.0
Employer contributions	9.8	10.0
Currency translation adjustments	(3.5)	(7.0)
Benefits paid	(100.1)	(412.6)
Fair value of plan assets at end of year	$1,988.8	$1,910.5

Change in benefit obligation:
Benefit obligation at beginning of year	$1,951.2	$2,135.3
Service cost	59.7	59.8
Interest cost	61.8	78.6
Actuarial loss	210.7	95.8
Currency translation adjustments	(3.6)	(8.7)
Plan changes	0.4	0.8
Curtailments and special termination benefits	—	2.2
Benefits paid	(100.1)	(412.6)
Projected benefit obligation at end of year	$2,180.1	$1,951.2

Funded status - plan assets less benefit obligations	$(191.3)	$(40.7)

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2020 and 2019 consisted of:

June 30,	2020	2019

Noncurrent assets	$19.8	$108.0
Current liabilities	(5.4)	(5.9)
Noncurrent liabilities	(205.7)	(142.8)
Net amount recognized	$(191.3)	$(40.7)

The accumulated benefit obligation for all defined benefit pension plans was $2,167.5 million and $1,938.0 million at June 30, 2020 and 2019, respectively.

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2020 and 2019 had the following projected benefit obligation, accumulated benefit obligation, and fair value of plan assets:

June 30,	2020	2019

Projected benefit obligation	$2,046.5	$162.4
Accumulated benefit obligation	$2,034.4	$149.9
Fair value of plan assets	$1,835.4	$13.8

The components of net pension expense were as follows:

	2020	2019	2018
Service cost – benefits earned during the period	$59.7	$59.8	$74.6
Interest cost on projected benefits	61.8	78.6	65.4
Expected return on plan assets	(117.9)	(131.8)	(137.5)
Net amortization and deferral	6.8	0.1	8.4
Special termination benefits and plan curtailments	(22.0)	48.7	319.5
Net pension (income)/expense	$(11.6)	$55.4	$330.4

As a result of the freeze of the U.S. pension plan, described above, the Company recognized $17.0 million of prior service credits during fiscal 2020 within Other Income, net, which were previously recognized within accumulated other comprehensive income (see Note 13).

The net actuarial loss and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $429.6 million and $2.5 million, respectively, at June 30, 2020. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income. The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost in fiscal 2021 are $9.0 million and $0.2 million, respectively.

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2020	2019

Discount rate	2.45%	3.40%
Increase in compensation levels	4.00%	4.00%

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2020	2019	2018

Discount rate	3.40%	4.10%	3.70%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%
Increase in compensation levels	4.00%	4.00%	4.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2020 and 2019 by asset category were as follows:

	2020	2019

Cash and cash equivalents	1%	1%
Fixed income securities	44%	44%
U.S. equity securities	17%	17%
International equity securities	13%	13%
Global equity securities	25%	25%
	100%	100%

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

As of June 30, 2020 and June 30, 2019, the U.S. pension plan asset allocation is within the target ranges.

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2020.

The following table presents the investments of the pension plans measured at fair value at June 30, 2020:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$798.6	$—	$798.6
Government securities	—	414.7	—	414.7
Mutual funds	7.3	274.8	—	282.1
Corporate and municipal bonds	—	434.8	—	434.8
Mortgage-backed security bonds	—	38.5	—	38.5
Total pension asset investments	$7.3	$1,961.4	$—	$1,968.7

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $20.1 million as of June 30, 2020, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2019:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,046.6	$—	$1,046.6
U.S. government securities	—	417.9	—	417.9
Mutual funds	6.5	—	—	6.5
Corporate and municipal bonds	—	394.3	—	394.3
Mortgage-backed security bonds	—	30.2	—	30.2
Total pension asset investments	$6.5	$1,889.0	$—	$1,895.5

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $15.0 million as of June 30, 2019, which have been classified as Level 1 in the fair value hierarchy.

Contributions

During fiscal 2020, the Company contributed $9.8 million to the pension plans. The Company expects to contribute $9.3 million to the pension plans during fiscal 2021.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2021 to the year ended June 30, 2025 are $99.5 million, $117.8 million, $99.3 million, $106.3 million, and $119.4 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2026 to the year ended June 30, 2030 are $639.4 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2020 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $112.7 million, $110.9 million, and $100.6 million for the calendar years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 11. INCOME TAXES

Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2020	2019	2018

Earnings before income taxes:
United States	$2,815.4	$2,584.6	$1,937.2
Foreign	367.2	421.0	345.4
	$3,182.6	$3,005.6	$2,282.6

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2020	2019	2018

Current:
Federal	$468.3	$464.3	$366.6
Foreign	119.5	129.1	105.5
State	102.3	110.1	77.6
Total current	690.1	703.5	549.7

Deferred:
Federal	23.7	7.9	(193.0)
Foreign	(5.4)	12.8	26.1
State	7.7	(11.4)	14.9
Total deferred	26.0	9.3	(152.0)
Total provision for income taxes	$716.1	$712.8	$397.7

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2020	%	2019	%	2018	%

Provision for taxes at U.S. statutory rate	$668.4	21.0	$631.2	21.0	$640.5	28.1

Increase/(decrease) in provision from:
State taxes, net of federal tax benefit	85.6	2.7	80.7	2.7	58.1	2.5
Valuation Allowance Release on Foreign tax credits	(20.3)	(0.6)	—	—	—	—
U.S. tax on foreign income	—	—	—	—	12.0	0.5
Utilization of foreign tax credits	—	—	—	—	(19.6)	(0.9)
Tax settlements	—	—	—	—	(31.9)	(1.4)
Re-measurement of deferred tax balances	—	—	—	—	(253.3)	(11.1)
Resolution of tax matters - Section 199 Qualified production activities and research tax credit refund claim	—	—	—	—	(33.3)	(1.5)
Foreign rate differential	44.9	1.4	46.9	1.6	—	—
Excess tax benefit - Stock-based compensation	(26.9)	(0.8)	(29.8)	(1.0)	(26.7)	(1.2)
Other	(35.6)	(1.2)	(16.2)	(0.6)	51.9	2.4
	$716.1	22.5	$712.8	23.7	$397.7	17.4

The effective tax rate for fiscal 2020 and 2019 was 22.5% and 23.7%, respectively. The decrease in the effective tax rate is primarily due to the release of a valuation allowance related to foreign tax credit carryforwards, a reduction in the operating tax rate due to the mix between domestic and foreign earnings, the benefit of a foreign tax law change and lower reserves for uncertain tax positions during fiscal 2020 partially offset by favorable adjustments to prior year tax liabilities during fiscal 2019.

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

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2020	2019

Deferred tax assets:
Accrued expenses not currently deductible	$203.0	$228.9
Stock-based compensation expense	33.8	45.3
Foreign tax credits	20.1	25.1
Net operating losses	52.0	54.0
Retirement Benefits	46.0	5.6
Other	25.9	20.2
	380.8	379.1
Less: valuation allowances	(12.0)	(31.6)
Deferred tax assets, net	$368.8	$347.5

Deferred tax liabilities:
Deferred revenue	$475.0	$475.9
Fixed and intangible assets	288.2	279.5
Prepaid expenses	82.3	86.2
Unrealized investment gains, net	187.9	63.0
Tax on unrepatriated earnings	22.2	31.6
Other	6.4	7.2
Deferred tax liabilities	1,062.0	943.4
Net deferred tax liabilities	$693.2	$595.9

There are $38.8 million and $64.0 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2020 and 2019, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $274.1 million as the Company considers such earnings to be permanently reinvested outside of the United States. As of June 30, 2020, it is not practicable to estimate the unrecognized tax liability that would occur upon distribution.

The Company has estimated foreign net operating loss carry-forwards of approximately $55.3 million as of June 30, 2020, of which $0.9 million expire through June 2025 and $54.4 million have an indefinite utilization period. As of June 30, 2020, the Company has approximately $58.7 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through June 2036.

The Company has state net operating loss carry-forwards of approximately $374.8 million as of June 30, 2020, which expire through June 2039. The Company has recorded valuation allowances of $12.0 million and $31.6 million at June 30, 2020 and 2019, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $677.1 million, $633.8 million, and $529.7 million for fiscal 2020, 2019, and 2018, respectively.

As of June 30, 2020, 2019, and 2018 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $62.3 million, $54.2 million, and $45.2 million respectively. The amount that, if recognized, would impact the effective tax rate is $49.9 million, $43.3 million, and $36.1 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2020	2019	2018

Unrecognized tax benefits at beginning of the year	$54.2	$45.2	$74.6
Additions for tax positions	13.2	9.5	4.0
Additions for tax positions of prior periods	6.3	18.3	19.8
Reductions for tax positions of prior periods	(4.3)	(7.7)	(40.5)
Settlement with tax authorities	(4.0)	(10.3)	(11.7)
Expiration of the statute of limitations	(2.8)	(0.6)	(1.0)
Impact of foreign exchange rate fluctuations	(0.3)	(0.2)	—
Unrecognized tax benefit at end of year	$62.3	$54.2	$45.2

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2020, 2019, and 2018, the Company recorded interest expense of $1.6 million, $1.9 million, and $3.2 million, respectively. During fiscal year 2020, the Company recorded a benefit for penalties of $0.3 million, penalties incurred during fiscal years 2019, and 2018 were not significant.

At June 30, 2020, the Company had accrued interest of $8.8 million recorded on the Consolidated Balance Sheets, of which $1.0 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2019, the Company had accrued interest of $9.3 million recorded on the Consolidated Balance Sheets, of which $4.3 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2020, the Company’s accrued penalties recorded on the Consolidated Balance Sheets within other liabilities were not material. At June 30, 2019, the Company had accrued penalties of $0.3 million recorded on the Consolidated Balance Sheets within other liabilities.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2019 - 2020
Wisconsin	2015 - 2018
Michigan	2012 - 2014, 2015 - 2018
New York State	2016 - 2018
New York City	2016 - 2017
Florida	2016 - 2018
India	2003 - 2007, 2008 - 2010, 2013 - 2016

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $4 million and expected cash payments could be up to $4 million in the next twelve months. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

NOTE 12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company has purchase commitments of approximately $613.2 million, including a reinsurance premium with Chubb for the fiscal 2021 policy year, as well as obligations related to software license agreements and purchase and maintenance agreements on our software, equipment, and other assets, of which $415.6 million relates to fiscal 2021, $165.3 million relates to the fiscal year ending June 30, 2022, and the remaining relates to fiscal years ending June 30, 2023 through fiscal 2025.

In June 2018, a potential class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois asserting that ADP violated the Illinois Biometric Privacy Act in connection with its collection, use and storage of biometric data of employees of its clients who are residents of Illinois. In addition, similar potential class action complaints have been filed in Illinois state courts against ADP and/or certain of its clients with respect to the collection, use and storage of biometric data of the employees of these clients. In June 2020, the Company reached a settlement of all outstanding claims against ADP for $25.0 million, subject to the court's preliminary approval. The Company does not expect that any of the remaining cases against ADP's clients will result in any material liabilities to the Company.

In May 2020, two potential class action complaints were filed against ADP, TotalSource and related defendants in the U.S. District Court, District of New Jersey. The complaints assert violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the ADP TotalSource Retirement Savings Plan’s fiduciary administrative and investment decision-making. The complaints seek statutory and other unspecified monetary damages, injunctive relief and attorney’s fees. These claims are still in their earliest stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters. The Company intends to vigorously defend against these lawsuits.

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

NOTE 13. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive income/(loss) was $242.5 million, $422.5 million, and ($254.3) million in fiscal 2020, 2019, and 2018, respectively. Changes in Accumulated Other Comprehensive (Loss)/Income (“AOCI”) by component are as follows:

	Currency Translation Adjustment	Net Gains on Available-for-sale Securities		Cash Flow Hedging Activities	Pension Liability		Accumulated Other Comprehensive (Loss) /Income

Balance at June 30, 2017	$(234.8)	$68.3		$—	$(216.7)		$(383.2)
Other comprehensive income/(loss) before reclassification adjustments	7.8	(460.7)		—	87.0		(365.9)
Tax effect	—	123.4		—	(18.7)		104.7
Reclassification adjustments to net earnings	—	2.7	(A)	—	9.3	(B)	12.0
Tax effect	—	(0.6)		—	(4.5)		(5.1)
Reclassification to retained earnings (C)	—	(7.1)	(C)	—	(35.2)	(C)	(42.3)
Balance at June 30, 2018	$(227.0)	$(274.0)		$—	$(178.8)		$(679.8)
Other comprehensive income/(loss) before reclassification adjustments	(42.2)	642.4		—	(84.7)		515.5
Tax effect	—	(144.4)		—	20.0		(124.4)
Reclassification adjustments to net earnings	—	0.9	(A)	—	40.3	(B)	41.2
Tax effect	—	(0.3)		—	(9.5)		(9.8)
Balance at June 30, 2019	$(269.2)	$224.6		$—	$(212.7)		$(257.3)
Other comprehensive income/(loss) before reclassification adjustments	(53.0)	602.2		(40.3)	(160.8)		348.1
Tax effect	—	(136.4)		10.0	39.5		(86.9)
Reclassification adjustments to net earnings	—	(12.9)	(A)	—	(11.8)	(B)	(24.7)
Tax effect	—	2.9		—	3.1		6.0
Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)	$(342.7)		$(14.8)

(A) Reclassification adjustments out of AOCI are included within Other (income)/expense, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension (income)/expense (see Note 10). In fiscal 2020, reclassification includes $17.0 million of prior service credits which were recognized as a component of net pension (income)/expense as a result of the US pension plan freeze.

(C) During fiscal 2018, the Company adopted ASU 2018-02 and reclassified stranded tax effects attributable to the Act from AOCI to retained earnings. The fiscal 2018 Consolidated Balance Sheets reflect the reclassification out of accumulated other comprehensive (loss)/income into retained earnings.

NOTE 14. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. In fiscal 2020, the Company made changes to the allocation methodology for certain corporate allocations, in both the current period and the prior period in the table below, which did not materially affect reportable segment results. In addition, the segment results in the table below reflects the impact of the revision to PEO revenues for comparability. Refer to Note 1 to our consolidated financial statements for more information on this revision.

	Employer Services	PEO Services	Other	Total
Year ended June 30, 2020
Revenues	$10,086.6	$4,511.5	$(8.3)	$14,589.8
Earnings before income taxes	3,063.0	605.5	(485.9)	3,182.6
Assets	37,071.7	1,443.2	650.6	39,165.5
Capital expenditures	115.7	—	52.6	168.3
Depreciation and amortization	388.0	3.4	88.6	480.0

Year ended June 30, 2019
Revenues	$9,942.8	$4,177.7	$(10.3)	$14,110.2
Earnings before income taxes	2,960.9	616.2	(571.5)	3,005.6
Assets	34,606.3	1,584.1	5,697.3	41,887.7
Capital expenditures	98.2	—	64.5	162.7
Depreciation and amortization	321.0	3.5	84.5	409.0

Year ended June 30, 2018
Revenues	$9,454.8	$3,828.8	$(9.4)	$13,274.2
Earnings before income taxes	2,601.1	541.6	(860.1)	2,282.6
Assets	31,984.2	1,329.8	5,535.1	38,849.1
Capital expenditures	113.9	—	78.0	191.9
Depreciation and amortization	291.9	3.0	82.7	377.6

	United States	Europe	Canada	Other	Total
Year ended June 30, 2020
Revenues	$12,740.1	$1,236.3	$329.8	$283.6	$14,589.8
Assets	$33,891.0	$2,162.7	$2,435.3	$676.5	$39,165.5

Year ended June 30, 2019
Revenues	$12,262.6	$1,236.8	$326.6	$284.2	$14,110.2
Assets	$36,508.3	$2,807.9	$1,950.5	$621.0	$41,887.7

Year ended June 30, 2018
Revenues	$11,439.8	$1,242.2	$321.6	$270.6	$13,274.2
Assets	$33,586.6	$2,608.6	$2,073.1	$580.8	$38,849.1

NOTE 15. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Summarized quarterly results of our operations for the fiscal years ended June 30, 2020 and June 30, 2019 are as follows:

Year ended June 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$3,495.7	$3,669.5	$4,047.8	$3,376.8
Costs of revenues	$2,044.8	$2,094.1	$2,239.1	$2,067.2
Gross profit	$1,450.9	$1,575.4	$1,808.7	$1,309.6
Earnings before income taxes	$739.1	$835.5	$1,076.7	$531.3
Net earnings	$582.4	$651.6	$820.9	$411.5
Basic per common share amounts:
Basic earnings per share	$1.35	$1.51	$1.91	$0.96
Diluted per common share amounts:
Diluted earnings per share	$1.34	$1.50	$1.90	$0.96

Year ended June 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues (A)	$3,310.3	$3,492.4	$3,828.2	$3,479.3
Costs of revenues (A)	$1,927.6	$2,000.2	$2,092.6	$2,001.1
Gross profit	$1,382.7	$1,492.2	$1,735.6	$1,478.2
Earnings before income taxes	$646.8	$741.0	$984.5	$633.3
Net earnings	$505.4	$558.2	$753.7	$475.5
Basic per common share amounts:
Basic earnings per share	$1.16	$1.28	$1.74	$1.10
Diluted per common share amounts:
Diluted earnings per share	$1.15	$1.27	$1.73	$1.09

(A) The prior period amounts presented have been revised to correct the amounts previously reported on a gross basis to a net basis by reducing PEO revenues and operating expenses for associated costs of an equal amount of $12.9 million, $13.5 million, $19.2 million and $19.4 million for the first quarter, second quarter, third quarter and fourth quarter, respectively. Refer to Note 1 to our consolidated financial statements for more information on this revision.

NOTE 16. SUBSEQUENT EVENTS

On July 15, 2020, the Company gave notice to the current holders of its intention to redeem the $1.0 billion 2.25% Senior Notes due September 15, 2020 on the call date of August 15, 2020, discussed in Note 9. There are no other subsequent events for disclosure.

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

Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2020 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2020.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

/s/ Kathleen A. Winters
Kathleen A. Winters
Chief Financial Officer

Roseland, New Jersey
August 5, 2020

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated August 5, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
August 5, 2020

Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	45	Corporate Controller and Principal Accounting Officer	2007
John Ayala	53	President, Employer Services North America	2002
Maria Black	46	President, Worldwide Sales and Marketing	1996
Michael A. Bonarti	54	Corporate Vice President, General Counsel and Secretary	1997
Laura Brown	48	President, Major Account Services and ADP Canada	2000
Joe DeSilva	45	President, Small Business Services, Retirement Services and	2003
		Insurance Services
Deborah L. Dyson	54	President, National Accounts Services	1988
Michael C. Eberhard	58	Vice President and Treasurer	1998
Sreeni Kutam	50	Chief Human Resources Officer	2014
Matthew Levin	47	Chief Strategy Officer	2018
Don McGuire	60	President, Employer Services International	1998
Brian Michaud	52	President, Human Resources Outsourcing	1991
Dermot J. O'Brien	54	Chief Transformation Officer	2012
Douglas Politi	58	President, Compliance Solutions	1992
Carlos A. Rodriguez	56	President and Chief Executive Officer	1999
Stuart Sackman	59	Corporate Vice President, Global Shared Services	1992
Donald Weinstein	51	Corporate Vice President, Global Product and Technology	2006
Kathleen A. Winters	52	Chief Financial Officer	2019

Brock Albinson joined ADP in 2007. Prior to his appointment as Corporate Controller and Principal Accounting Officer in March 2015, he served as Assistant Corporate Controller from December 2011 to February 2015, as Vice President, Corporate Finance from January 2011 to December 2011, and as Vice President, Financial Policy from March 2007 to January 2011.
John Ayala joined ADP in 2002. Prior to his appointment as President, Employer Services North America, he served as President, Major Account Services and ADP Canada from January 2017 to February 2020, as President, Small Business Services, Retirement Services and Insurance Services from July 2014 to December 2016, as Vice President, Client Experience and Continuous Improvement from November 2012 to June 2014, as Senior Vice President, Services and Operations - Small Business Services from February 2012 to October 2012, as President, TotalSource from July 2011 to January 2012, and as Senior Vice President, Service and Operations, TotalSource from June 2008 to June 2011.
Maria Black joined ADP in 1996. Prior to her appointment as President, Worldwide Sales and Marketing, she served as President, Small Business Solutions and Human Resources Outsourcing from January 2017 to February 2020, as President, ADP TotalSource from July 2014 to December 2016, as General Manager, ADP United Kingdom from April 2013 to June 2014, and as General Manager, Employer Services - TotalSource Western Central Region from January 2008 to March 2013.
Michael A. Bonarti joined ADP in 1997. He has served as Corporate Vice President, General Counsel and Secretary since July 2010.
Laura Brown joined ADP in 2000. Prior to her appointment as President, Major Account Services and ADP Canada in March 2020, she served as Senior Vice President/General Manager, Next Gen Human Capital Management from March 2019 to March 2020, as Senior Division Vice President, Major Account Services from September 2016 to March 2019, and Division Vice President/General Manager, Small Business Services from April 2014 to August 2016.

Joe DeSilva joined ADP in 2003. Prior to his appointment as President, Small Business Services, Retirement Services and Insurance Services in February 2020, he served as Senior Vice President, Services & Operations, Small Business Services from May 2017 to February 2020, as Senior Vice President/General Manager, Retirement Services from June 2015 to May 2017, and as Senior Vice President, Sales, Retirement Services from May 2013 to June 2015.
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
Brian Michaud joined ADP in 1991. Prior to his appointment as President, Human Resources Outsourcing in February 2020, he served as Senior Vice President, TotalSource from August 2016 to February 2020, as Senior Vice President, Client Services from June 2015 to August 2016, and as General Manager, Northeast from September 2011 to June 2015.
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

Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
        See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
        See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
        See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2020 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Statements of Consolidated Earnings - years ended June 30, 2020, 2019 and 2018
Statements of Consolidated Comprehensive Income - years ended June 30, 2020, 2019 and 2018
Consolidated Balance Sheets - June 30, 2020 and 2019
Statements of Consolidated Stockholders' Equity - years ended June 30, 2020, 2019 and 2018
Statements of Consolidated Cash Flows - years ended June 30, 2020, 2019 and 2018
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

(b) Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	Amended and Restated Certificate of Incorporation dated November 10, 1998 - incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999
3.2	Amended and Restated By-laws of the Company, dated August 5, 2020
4.1	Form of Indenture between the Company and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-206631), filed on August 28, 2015
4.2	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2015
4.3	Form of 2.250% Senior Note due 2020 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2015
4.4	Form of 3.375% Senior Note due 2025 - incorporated by reference to Exhibit B to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 15, 2015
4.5	Description of Common Stock
10.1	364-Day Credit Agreement, dated as of June 10, 2020, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 10, 2020
10.2	Five-Year Credit Agreement, dated as of June 12, 2019, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A., MUFG Bank, Ltd. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC, as Documentation Agent - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2019
10.3	Five-Year Credit Agreement, dated as of June 13, 2018, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A. and MUFG Bank, Ltd., as Syndication Agents, and Deutsche Bank Securities Inc. and Barclays Bank PLC, as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 13, 2018
10.4	Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.5	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective September 15, 2016 - incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (Management Compensatory Plan)
10.6	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.7	Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.8	Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.9	Automatic Data Processing, Inc. Retirement and Savings Restoration Plan - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.10	Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.11	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers (as amended) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)

10.12	Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)
10.13	French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)
10.14	Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.15	Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)
10.16	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.17	Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.18	Form of Stock Option Grant under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.19	Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.20	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.21	Form of Performance Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.22	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.23	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.24	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2018 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (Management Compensatory Plan)
10.25	Automatic Data Processing, Inc. 2018 Omnibus Award Plan (the "2018 Omnibus Award Plan") - incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Form Schedule 14A dated September 20, 2018 (Management Compensatory Plan)
10.26	Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)
10.27	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)
10.28	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 6, 2018 (Management Compensatory Plan)
10.29	French Sub Plan under the 2018 Omnibus Award Plan (Adopted January 15, 2019) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (Management Compensatory Plan)

10.30	Offer Letter, dated as of March 1, 2019, between Automatic Data Processing, Inc. and Kathleen Winters - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019
10.31	Separation Agreement and Release, dated April 29, 2019, by and between Jan Siegmund and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019
10.32	Separation Agreement and Release, dated March 12, 2020, by and between Thomas J. Perrotti and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 12, 2020
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Kathleen A. Winters pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Kathleen A. Winters pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of period
Year ended June 30, 2020:
Allowance for doubtful accounts:
Current	$54,850	$65,069	$(4,536)	$(22,911)	(B)	$92,472
Long-term	$505	$—	$44	$—	(B)	$549
Deferred tax valuation allowance	$31,627	$(18,953)	$(204)	$(479)		$11,992
Year ended June 30, 2019:
Allowance for doubtful accounts:
Current	$51,342	$28,177	$5,165	$(29,834)	(B)	$54,850
Long-term	$510	$—	$(5)	$—	(B)	$505
Deferred tax valuation allowance	$46,006	$7,171	$(20,685)	$(865)		$31,627
Year ended June 30, 2018:
Allowance for doubtful accounts:
Current	$49,561	$21,443	$5,546	$(25,208)	(B)	$51,342
Long-term	$803	$—	$(293)	$—	(B)	$510
Deferred tax valuation allowance	$9,406	$38,937	$(325)	$(2,013)		$46,006

(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 5, 2020	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	President and Chief Executive	August 5, 2020
(Carlos A. Rodriguez)	Officer, Director
(Principal Executive Officer)

/s/ Kathleen A. Winters	Chief Financial Officer	August 5, 2020
(Kathleen A. Winters)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 5, 2020
(Brock Albinson)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 5, 2020
(Peter Bisson)

/s/ Richard T. Clark	Director	August 5, 2020
(Richard T. Clark)

/s/ R. Glenn Hubbard	Director	August 5, 2020
(R. Glenn Hubbard)

/s/ John P. Jones	Director	August 5, 2020
(John P. Jones)

/s/ Francine S. Katsoudas	Director	August 5, 2020
(Francine S. Katsoudas)

/s/ Nazzic S. Keene	Director	August 5, 2020
(Nazzic S. Keene)

/s/ Thomas J. Lynch	Director	August 5, 2020
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 5, 2020
(Scott F. Powers)

/s/ William J. Ready	Director	August 5, 2020
(William J. Ready)

/s/ Sandra S. Wijnberg	Director	August 5, 2020
(Sandra S. Wijnberg)