Form 10-Q
period 2020-09-30
AUTOMATIC DATA PROCESSING INC
filed 2020-10-30
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
The number of shares outstanding of the registrant’s common stock as of October 27, 2020 was 428,813,999.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,269.6	$2,306.2
Interest on funds held for clients	106.5	133.9
PEO revenues (A)	1,094.6	1,055.6
TOTAL REVENUES	3,470.7	3,495.7

EXPENSES:
Costs of revenues:
Operating expenses	1,762.1	1,787.7
Systems development and programming costs	168.7	168.2
Depreciation and amortization	103.5	88.9
TOTAL COSTS OF REVENUES	2,034.3	2,044.8

Selling, general, and administrative expenses	681.0	726.5
Interest expense	15.1	39.9
TOTAL EXPENSES	2,730.4	2,811.2

Other (income)/expense, net	(24.9)	(54.6)

EARNINGS BEFORE INCOME TAXES	765.2	739.1

Provision for income taxes	163.1	156.7

NET EARNINGS	$602.1	$582.4

BASIC EARNINGS PER SHARE	$1.40	$1.35

DILUTED EARNINGS PER SHARE	$1.40	$1.34

Basic weighted average shares outstanding	428.6	432.7
Diluted weighted average shares outstanding	430.0	435.4

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $10,925.8 million and $10,510.6 million for the three months ended September 30, 2020 and 2019, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

Net earnings	$602.1	$582.4

Other comprehensive income/(loss):
Currency translation adjustments	50.4	(48.9)

Unrealized net gains/(losses) on available-for-sale securities	(24.6)	96.1
Tax effect	5.5	(20.8)
Reclassification of net (gain)/losses on available-for-sale securities to net earnings	(0.3)	(2.3)
Tax effect	0.1	0.5

Unrealized loss on cash flow hedging activities	(3.3)	—
Tax effect	0.8	—
Amortization of unrealized loss on cash flow hedging activities	0.6	—
Tax effect	—	—

Reclassification of pension liability adjustment to net earnings	2.5	(1.7)
Tax effect	(1.0)	0.5

Other comprehensive income, net of tax	30.7	23.4
Comprehensive income	$632.8	$605.8

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$1,613.1	$1,908.5
Accounts receivable, net of allowance for doubtful accounts of $89.1 and $92.5, respectively	2,489.1	2,441.3
Other current assets	762.9	506.2
Total current assets before funds held for clients	4,865.1	4,856.0
Funds held for clients	29,950.3	26,708.1
Total current assets	34,815.4	31,564.1
Long-term receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	16.1	18.6
Property, plant and equipment, net	701.5	703.9
Operating lease right-of-use asset	479.0	493.7
Deferred contract costs	2,397.9	2,401.6
Other assets	438.0	458.4
Goodwill	2,326.3	2,309.4
Intangible assets, net	1,215.9	1,215.8
Total assets	$42,390.1	$39,165.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$111.2	$102.0
Accrued expenses and other current liabilities	1,900.2	1,980.7
Accrued payroll and payroll-related expenses	494.7	557.0
Dividends payable	387.1	387.3
Short-term deferred revenues	205.0	212.5
Obligations under reverse repurchase agreements (A)	—	13.6
Short-term debt	—	1,001.8
Income taxes payable	133.0	40.1
Total current liabilities before client funds obligations	3,231.2	4,295.0
Client funds obligations	29,098.4	25,831.6
Total current liabilities	32,329.6	30,126.6
Long-term debt	1,993.9	1,002.8
Operating lease liabilities	330.4	344.4
Other liabilities	813.9	837.0
Deferred income taxes	743.0	731.9
Long-term deferred revenues	370.4	370.6
Total liabilities	36,581.2	33,413.3

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2020 and June 30, 2020; outstanding, 429.3 and 429.9 shares at September 30, 2020 and June 30, 2020, respectively	63.9	63.9
Capital in excess of par value	1,348.4	1,333.8
Retained earnings	18,644.7	18,436.3
Treasury stock - at cost: 209.4 and 208.9 shares at September 30, 2020 and June 30, 2020, respectively	(14,264.0)	(14,067.0)
Accumulated other comprehensive income (loss)	15.9	(14.8)
Total stockholders’ equity	5,808.9	5,752.2
Total liabilities and stockholders’ equity	$42,390.1	$39,165.5

(A) As of June 30, 2020, $13.6 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net earnings	$602.1	$582.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	131.1	117.3
Amortization of deferred contract costs	232.3	227.3
Deferred income taxes	23.5	44.4
Stock-based compensation expense	33.8	37.1
Net pension income	(11.1)	(2.7)
Net amortization of premiums and accretion of discounts on available-for-sale securities	12.4	12.2
Impairment of assets	2.8	—
Gain on sale of assets	(0.2)	(1.9)
Other	6.1	11.9
Changes in operating assets and liabilities:
Increase in accounts receivable	(78.7)	(96.8)
Increase in other assets	(454.8)	(391.7)
Increase/(Decrease) in accounts payable	5.7	(15.1)
Decrease in accrued expenses and other liabilities	(23.1)	(91.6)
Net cash flows provided by operating activities	481.9	432.8

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(812.8)	(1,409.9)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,196.7	1,653.7
Capital expenditures	(43.5)	(56.8)
Additions to intangibles	(76.4)	(88.2)
Proceeds from sale of property, plant, and equipment and other assets	0.2	23.4
Net cash flows provided by investing activities	264.2	122.2

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	3,203.3	(8,063.3)
Payments of debt	(1,000.6)	(0.5)
Proceeds from the issuance of debt	991.1	—
Settlement of cash flow hedges	(43.6)	—
Repurchases of common stock	(213.6)	(309.7)
Net proceeds from stock purchase plan and stock-based compensation plans	(7.9)	(32.1)
Dividends paid	(391.0)	(343.3)
Net (payments)/proceeds related to reverse repurchase agreements	(13.6)	166.3
Net proceeds of commercial paper borrowings	—	3,536.7
Net cash flows provided by/(used in) financing activities	2,524.1	(5,045.9)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	37.9	(33.1)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	3,308.1	(4,524.0)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	7,053.6	6,796.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$10,361.7	$2,272.2

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,613.1	$1,403.9
Restricted cash and restricted cash equivalents included in funds held for clients (A)	8,748.6	868.3
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$10,361.7	$2,272.2

Supplemental disclosures of cash flow information:
Cash paid for interest	$27.3	$53.6
Cash paid for income taxes, net of income tax refunds	$45.4	$45.6
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”).

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective July 1, 2020, the Company adopted accounting standard update (“ASU”) 2018-13, “Fair Value Measurement.” The update modifies the disclosure requirements on fair value measurements. The adoption of ASU 2018-13 modified the disclosures in Note 6 but did not have an impact on the Company's consolidated results of operations, financial condition, or cash flows.
Effective July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update introduces the current expected credit loss (“CECL”) model, which requires an entity to measure credit losses based on expected losses rather than incurred losses for certain financial instruments and financial assets, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

Recently Issued Accounting Pronouncements
The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (“FASB”) that could have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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

Note 3.  Revenue

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three strategic pillars: Human Capital Management (“HCM”), HR Outsourcing (“HRO”), and Global (“Global”) Solutions, with separate disaggregation for PEO zero-margin benefits pass-through revenues and client funds interest revenues.  The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

The Company recognizes client funds interest revenues on collected but not yet remitted funds held for clients in revenues as earned, as the collection, holding and remittance of these funds are critical components of providing these services.

The following tables provide details of revenue by our strategic pillars with disaggregation for PEO zero-margin benefits pass-throughs and client funds interest, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended
	September 30,
Types of Revenues	2020	2019
HCM	$1,530.6	$1,568.5
HRO, excluding PEO zero-margin benefits pass-throughs	582.4	591.1
PEO zero-margin benefits pass-throughs	741.0	699.1
Global	510.2	503.1
Interest on funds held for clients	106.5	133.9
Total Revenues	$3,470.7	$3,495.7

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,532.3	$—	$(1.7)	$1,530.6
HRO, excluding PEO zero-margin benefits pass-throughs	229.1	353.6	(0.3)	582.4
PEO zero-margin benefits pass-throughs	—	741.0	—	741.0
Global	510.2	—	—	510.2
Interest on funds held for clients	105.2	1.3	—	106.5
Total Segment Revenues	$2,376.8	$1,095.9	$(2.0)	$3,470.7

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,570.0	$—	$(1.5)	$1,568.5
HRO, excluding PEO zero-margin benefits pass-throughs	235.7	356.5	(1.1)	591.1
PEO zero-margin benefits pass-throughs	—	699.1	—	699.1
Global	503.1	—	—	503.1
Interest on funds held for clients	132.6	1.3	—	133.9
Total Segment Revenues	$2,441.4	$1,056.9	$(2.6)	$3,495.7

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the three months ended September 30, 2020 were as follows:

Contract Liability
Contract liability, July 1, 2020	$522.7
Recognition of revenue included in beginning of year contract liability	(43.8)
Contract liability, net of revenue recognized on contracts during the period	30.7
Currency translation adjustments	16.2
Contract liability, September 30, 2020	$525.8

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2020
Net earnings	$602.1			$602.1
Weighted average shares (in millions)	428.6	0.6	0.8	430.0
EPS	$1.40			$1.40
Three Months Ended September 30, 2019
Net earnings	$582.4			$582.4
Weighted average shares (in millions)	432.7	1.3	1.4	435.4
EPS	$1.35			$1.34

Options to purchase 2.1 million and 0.7 million shares of common stock for the three months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended
	September 30,
	2020	2019
Interest income on corporate funds	$(13.8)	$(32.3)
Realized (gains) / losses on available-for-sale securities, net	(0.3)	(2.3)
Impairment of assets	2.8	—
Gain on sale of assets	(0.2)	(1.9)
Non-service components of pension income, net (see Note 11)	(13.4)	(18.1)
Other (income)/expense, net	$(24.9)	$(54.6)

In fiscal 2021, the Company recorded impairment charges of $2.8 million as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2020 and June 30, 2020 were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$10,361.7	$—	$—	$10,361.7
Available-for-sale securities:
Corporate bonds	9,013.1	458.0	(0.4)	9,470.7
Asset-backed securities	2,942.7	98.4	(0.2)	3,040.9
U.S. Treasury securities	3,581.3	108.8	—	3,690.1
U.S. government agency securities	1,341.8	34.5	(0.8)	1,375.5
Canadian government obligations and Canadian government agency obligations	1,037.0	22.6	—	1,059.6
Commercial mortgage-backed securities	810.1	54.5	—	864.6
Canadian provincial bonds	652.7	34.8	—	687.5
Other securities	974.5	41.7	—	1,016.2

Total available-for-sale securities	20,353.2	853.3	(1.4)	21,205.1

Total corporate investments and funds held for clients	$30,714.9	$853.3	$(1.4)	$31,566.8
(A) Included within available-for-sale securities are corporate investments with fair values of $3.4 million and funds held for clients with fair values of $21,201.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2020
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
(B) Included within available-for-sale securities are corporate investments with fair values of $13.6 million and funds held for clients with fair values of $21,563.0 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2020. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at September 30, 2020.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2020, are as follows:

	September 30, 2020
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(0.4)	$151.5	$—	$—	$(0.4)	$151.5
Asset-backed securities	(0.2)	77.5	—	—	(0.2)	77.5
U.S. Treasury securities	—	—	—	—	—	—
U.S. government agency securities	(0.8)	320.0	—	—	(0.8)	320.0
Canadian government obligations and Canadian government agency obligations	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	1.5	—	1.5
Canadian provincial bonds	—	—	—	—	—	—
Other securities	—	12.9	—	—	—	12.9
	$(1.4)	$561.9	$—	$1.5	$(1.4)	$563.4

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

At September 30, 2020, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2020 through September 2030.

At September 30, 2020, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $1,520.8 million, $1,100.4 million, $321.9 million, and $97.1 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2020.

At September 30, 2020, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $614.7 million and $590.8 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from October 2020 through December 2029.

At September 30, 2020, other securities and their fair value primarily include municipal bonds of $576.7 million, AA-rated United Kingdom Gilt securities of $197.3 million, and AAA-rated and AA-rated sovereign bonds of $77.2 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2020	2020
Corporate investments:
Cash and cash equivalents	$1,613.1	$1,908.5
Short-term marketable securities (a)	3.4	—
Long-term marketable securities (b)	—	13.6
Total corporate investments	$1,616.5	$1,922.1

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

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2020	2020
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$8,748.6	$5,145.1
Restricted short-term marketable securities held to satisfy client funds obligations	5,614.4	5,541.2
Restricted long-term marketable securities held to satisfy client funds obligations	15,587.3	16,021.8
Total funds held for clients	$29,950.3	$26,708.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $29,098.4 million and $25,831.6 million at September 30, 2020 and June 30, 2020, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at September 30, 2020 and June 30, 2020, $26,805.6 million and $23,740.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

Approximately 79% of the available-for-sale securities held a AAA-rating or AA-rating at September 30, 2020, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar-denominated securities, and Fitch for asset-backed and commercial mortgage-backed securities.  All available-for-sale securities were rated as investment grade at September 30, 2020.

Expected maturities of available-for-sale securities at September 30, 2020 are as follows:

One year or less	$5,617.8
One year to two years	4,283.0
Two years to three years	3,817.6
Three years to four years	2,932.7
After four years	4,554.0
Total available-for-sale securities	$21,205.1

Note 7.  Leases

The Company records leases on the consolidated balance sheets as operating lease right-of-use (“ROU”) assets, records the current portion of operating lease liabilities within accrued expenses and other current liabilities and, separately, records long-term operating lease liabilities.

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

The components of operating lease expense were as follows:

	Three Months Ended
	September 30,
	2020	2019
Operating lease cost	$39.1	$44.2
Short-term lease cost	0.4	2.7
Variable lease cost	2.1	1.3
Total operating lease cost	$41.6	$48.2

The following table provides supplemental cash flow information related to the Company's leases:

	Three Months Ended
	September 30,
	2020	2019
Cash paid for operating lease liabilities	$45.3	$40.2
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$23.2	$6.7

Other information related to our operating lease liabilities is as follows:

	September 30,	June 30,
	2020	2020
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.3%	2.3%

As of September 30, 2020, maturities of operating lease liabilities are as follows:

Nine months ending June 30, 2021	$77.8
Twelve months ending June 30, 2022	93.7
Twelve months ending June 30, 2023	79.6
Twelve months ending June 30, 2024	59.2
Twelve months ending June 30, 2025	43.5
Thereafter	101.2
Total undiscounted lease obligations	455.0
Less: Imputed interest	(29.9)
Net lease obligations	$425.1

Current operating lease liabilities were approximately $94.7 million and $95.5 million as of September 30, 2020 and June 30, 2020, respectively, and are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2020 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2020	$2,304.6	$4.8	$2,309.4
Additions and other adjustments	—	—	—
Currency translation adjustments	16.9	—	16.9
Balance at September 30, 2020	$2,321.5	$4.8	$2,326.3

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2020	2020
Intangible assets:
Software and software licenses	$2,776.2	$2,719.1
Customer contracts and lists	1,029.4	1,021.2
Other intangibles	239.3	239.2
	4,044.9	3,979.5
Less accumulated amortization:
Software and software licenses	(1,950.4)	(1,912.0)
Customer contracts and lists	(654.1)	(628.3)
Other intangibles	(224.5)	(223.4)
	(2,829.0)	(2,763.7)
Intangible assets, net	$1,215.9	$1,215.8

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 3 years for other intangibles).  Amortization of intangible assets was $84.2 million and $69.4 million for the three months ended September 30, 2020 and 2019, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2021	$232.1
Twelve months ending June 30, 2022	$256.6
Twelve months ending June 30, 2023	$212.8
Twelve months ending June 30, 2024	$166.8
Twelve months ending June 30, 2025	$115.2
Twelve months ending June 30, 2026	$65.9

Note 9. Short-term Financing

The Company has a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option.  The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2020 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s.  These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2020 and June 30, 2020, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2020	2019
Average daily borrowings (in billions)	$2.4	$4.0
Weighted average interest rates	0.1%	2.3%
Weighted average maturity (approximately in days)	1 day	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2020, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2020, the Company had $13.6 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2020	2019
Average outstanding balances	$152.4	$426.6
Weighted average interest rates	0.3%	2.0%

Note 10. Debt

The Company has two series of fixed-rate notes with 10-year, staggered maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
During the three months ended September 30, 2020, the Company issued $1.0 billion of senior notes due in 2030 bearing a fixed interest rate of 1.250%. The Company also redeemed $1.0 billion of senior notes bearing a fixed interest rate of 2.250%. In connection with the senior notes issuance, the Company also terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion (of which $400.0 million were entered into during fiscal year 2020 and $600.0 million were entered into on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized loss of $43.6 million was deferred in accumulated other comprehensive income and will be amortized to earnings over the life of the Notes as the interest payments are made.
The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2020 and June 30, 2020, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2020	June 30, 2020
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$—	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	—
Other		8.2	8.4
		2,008.2	2,008.4
Less: current portion (a)		(1.8)	(1,001.8)
Less: unamortized discount and debt issuance costs		(12.5)	(3.8)
Total long-term debt		$1,993.9	$1,002.8

(a) - Current portion of long-term debt as of September 30, 2020 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of September 30, 2020, the fair value of the Notes, based on Level 2 inputs, was $2,115.0 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2020.

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

•Performance-Based Restricted Stock and Performance-Based Restricted Stock Units. Performance-based restricted stock and performance-based restricted stock units generally vest over a one to three-year performance period and a subsequent service period of up to 38 months. Under these programs, the Company communicates “target awards” at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 150% of the “target awards.” Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.7 million and 1.9 million shares in the three months ended September 30, 2020 and 2019, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively:

	Three Months Ended
	September 30,
	2020	2019
Operating expenses	$3.6	$4.0
Selling, general and administrative expenses	25.3	28.3
System development and programming costs	4.9	4.8
Total stock-based compensation expense	$33.8	$37.1

During the three months ended September 30, 2020, the following activity occurred under the Company's existing plans:

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2020	3,510	$126
Options granted	1,153	$139
Options exercised	(156)	$95
Options forfeited/cancelled	(8)	$144
Options outstanding at September 30, 2020	4,499	$130

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2020	905	180
Restricted shares/units granted	636	103
Restricted shares/units vested	(340)	(73)
Restricted shares/units forfeited	(9)	(1)
Restricted shares/units outstanding at September 30, 2020	1,192	209

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2020	179	851
Restricted shares/units granted	156	167
Restricted shares/units vested	(70)	(279)
Restricted shares/units forfeited	(2)	(5)
Restricted shares/units outstanding at September 30, 2020	263	734

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2020	2019
Risk-free interest rate	0.1%	1.4%
Dividend yield	2.6%	1.9%
Weighted average volatility factor	25.8%	19.3%
Weighted average expected life (in years)	5.4	5.4
Weighted average fair value (in dollars)	$21.66	$24.40

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended
	September 30,
	2020	2019
Service cost – benefits earned during the period	$1.2	$14.9
Interest cost on projected benefits	12.7	15.4
Expected return on plan assets	(30.4)	(29.5)
Net amortization and deferral	2.5	1.6
Settlement charges and special termination benefits	2.9	(5.1)
Net pension income	$(11.1)	$(2.7)

Note 12. Income Taxes

The effective tax rate for the three months ended September 30, 2020 and 2019 was 21.3% and 21.2%, respectively. The increase in the effective tax rate is primarily due to a decrease in the excess tax benefit on stock-based compensation partially offset by favorable adjustments to prior year tax liabilities in the three months ended September 30, 2020.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	September 30, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2020	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)	$5,752.2
Net earnings	—	—	602.1	—	—	602.1
Other comprehensive income	—	—	—	—	30.7	30.7
Stock-based compensation expense	—	35.1	—	—	—	35.1
Issuances relating to stock compensation plans	—	(20.5)	—	65.3	—	44.8
Treasury stock acquired (1.7 million shares repurchased)	—	—	—	(262.3)	—	(262.3)
Dividends declared ($0.91 per share)	—	—	(393.7)	—	—	(393.7)
Balance at September 30, 2020	$63.9	$1,348.4	$18,644.7	$(14,264.0)	$15.9	$5,808.9

	Three Months Ended
	September 30, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2019	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)	$5,399.9
Net earnings	—	—	582.4	—	—	582.4
Other comprehensive income	—	—	—	—	23.4	23.4
Stock-based compensation expense	—	36.0	—	—	—	36.0
Issuances relating to stock compensation plans	—	(5.5)	—	70.5	—	65.0
Treasury stock acquired (1.9 million shares repurchased)	—	—	—	(392.6)	—	(392.6)
Dividends declared ($0.79 per share)	—	—	(346.6)	—	—	(346.6)
Other	—	—	(6.8)	—	—	(6.8)
Balance at September 30, 2019	$63.9	$1,213.7	$17,729.6	$(13,412.6)	$(233.9)	$5,360.7

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)		$(342.7)		$(14.8)
Other comprehensive (loss)/income before reclassification adjustments	50.4	(24.6)		(3.3)		—		22.5
Tax effect	—	5.5		0.8		—		6.3
Reclassification adjustments to net earnings	—	(0.3)	(A)	0.6	(C)	2.5	(B)	2.8
Tax effect	—	0.1		—		(1.0)		(0.9)
Balance at September 30, 2020	$(271.8)	$661.1		$(32.2)		$(341.2)		$15.9

	Three Months Ended
	September 30, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2019	$(269.2)	$224.6		$(212.7)		$(257.3)
Other comprehensive (loss)/income before reclassification adjustments	(48.9)	96.1		—		47.2
Tax effect	—	(20.8)		—		(20.8)
Reclassification adjustments to net earnings	—	(2.3)	(A)	(1.7)	(B)	(4.0)
Tax effect	—	0.5		0.5		1.0
Balance at September 30, 2019	$(318.1)	$298.1		$(213.9)		$(233.9)

(A) Reclassification adjustments out of AOCI are included within Other (income)/expense, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension income (see Note 11).

(C) Reclassification adjustments out of AOCI are included in Interest expense on the Statements of Consolidated Earnings.

Note 16. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The Company made changes to the allocation methodology for certain corporate allocations, in both the current period and the prior period in the table below, which did not materially affect reportable segment results.

Segment Results:

	Revenues
	Three Months Ended
	September 30,
	2020	2019
Employer Services	$2,376.8	$2,441.4
PEO Services	1,095.9	1,056.9
Other	(2.0)	(2.6)
	$3,470.7	$3,495.7

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2020	2019
Employer Services	$689.3	$679.4
PEO Services	159.4	149.3
Other	(83.5)	(89.6)
	$765.2	$739.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc. and its subsidiaries (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; and the impact of and uncertainties related to major natural disasters or catastrophic events, including the coronavirus ("COVID-19") pandemic. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the three months ended September 30, 2020 include:

We are a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world. The global COVID-19 pandemic has had a significant impact on the global business environment and on our clients, but our priority has been and continues to be the safety of our associates and the needs of our clients, and we have continued to provide HCM services, including process payroll and tax obligations, to our clients during this time. ADP's efforts have also been focused on providing information and tools to help clients understand and navigate the governmental relief that has been adopted globally. In addition, we released a Return to Workplace solution that assists our clients in bringing their employees back to work safely through a comprehensive set of tools designed to streamline the entire process.

Despite on-going headwinds related to COVID-19, we have seen some improvements in our reported metrics. Our pays per control metric, which represents growth of the employee base for a large portion of our client base, showed a decline of 9% in the three months ended September 30, 2020 compared to a decline of 11% in the three months ended June 30, 2020. Employer Services New Business Bookings grew 2% for the three months ended September 30, 2020, as economic conditions began to stabilize and we saw our clients and prospects show a greater willingness to engage and invest in new HCM solutions. The PEO average number of Worksite Employees decreased 3% for the three months ended September 30, 2020. In addition, we continue to move forward with our digital and procurement transformation initiatives and delivered profit growth and margin expansion for the three months ended September 30, 2020.

We continue to drive innovation by anticipating our clients' evolving needs as the world of work changes as we are always designing for people. We are leading the HCM industry with innovations like our next gen platforms and driving growth through our strategic, cloud-based HCM solutions. We further enable these solutions by supplementing them with organic, differentiated investments such as the ADP Marketplace and ADP Datacloud, and through our compliance expertise. The recognition we have received in the market for our next gen payroll platform and in winning this year's HR Executive 'Top HR Product' award reflect our commitment to innovation and strong execution by our associates.

We have a strong business model, a highly cash generative business with low capital intensity, and offer a suite of products that provide critical HCM support to our clients. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our reinvestments, our longer term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at September 30, 2020 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three months ended September 30:

Growth:	â	1%
Organic constant currency:	â	1%

Revenues for the three months ended September 30, 2020 decreased due to an impact from lower New Business Bookings during the fourth quarter of fiscal 2020, a decrease in our pays per control and a decrease in our interest earned on funds held for clients discussed below. These decreases were partially offset by strong retention. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services, respectively.

Total revenues for the three months ended September 30, 2020 include interest on funds held for clients of $106.5 million, as compared to $133.9 million for the three months ended September 30, 2019. The decrease in the consolidated interest earned on funds held for clients resulted from the decrease in our average interest rate earned to 1.9% for the three months ended September 30, 2020, as compared to 2.3% for the three months ended September 30, 2019, coupled with a decrease in our average client funds balance of 7.2% to $22.0 billion for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Total Expenses

	Three Months Ended
	September 30,
	2020	2019	% Change

Costs of revenues:
Operating expenses	$1,762.1	$1,787.7	(1)%
Systems development and programming costs	168.7	168.2	—%
Depreciation and amortization	103.5	88.9	16%
Total costs of revenues	2,034.3	2,044.8	(1)%
Selling, general and administrative expenses	681.0	726.5	(6)%
Interest expense	15.1	39.9	(62)%
Total expenses	$2,730.4	$2,811.2	(3)%

Operating expenses decreased due to reduced costs from certain cost and headcount actions as a result of our broad-based transformation initiatives, including digital and procurement transformation initiatives, and excess capacity headcount actions. Additionally, operating expenses decreased due to reduced travel and entertainment expenses, decreased pension costs as a result of eliminated U.S. pension service costs with the July 1, 2020 cessation of U.S. participants accruing any future service benefits, and a favorable change in our estimated losses related to ADP Indemnity in the three months ended September 30, 2020. These decreases were partially offset by an increase in our PEO Services zero-margin benefits pass-through costs to $741.0 million from $699.1 million for the three months ended September 30, 2020 and 2019, respectively.

Systems development and programming costs were flat for the three months ended September 30, 2020 due to increased investments and costs to develop, support, and maintain our products, offset by capitalization of costs related to our strategic projects, including our next gen platforms. Depreciation and amortization expense increased due to the amortization of our acquisitions of intangibles and internally developed software.

Selling, general and administrative expenses decreased for the three months ended September 30, 2020 due to decreased selling and marketing expenses and reduced facilities costs and travel and entertainment expenses. Additionally, selling, general and administrative expenses decreased due to reduced costs from certain cost and headcount actions as a result of our broad-based transformation initiatives, including procurement transformation initiatives, and excess capacity headcount actions.

Interest expense decreased for the three months ended September 30, 2020 due to a decrease in average interest rates for commercial paper borrowings to 0.1% for the three months ended September 30, 2020, as compared to 2.3% for the three months ended September 30, 2019 coupled with a decrease in average daily borrowings under our commercial paper program to $2.4 billion for the three months ended September 30, 2020, as compared to $4.0 billion for the three months ended September 30, 2019.

Other (Income)/Expense, net

	Three Months Ended
	September 30,
	2020	2019	$ Change
Interest income on corporate funds	$(13.8)	$(32.3)	$(18.5)
Realized (gains) / losses on available-for-sale securities, net	(0.3)	(2.3)	(2.0)
Impairment of assets	2.8	—	(2.8)
Gain on sale of assets	(0.2)	(1.9)	(1.7)
Non-service components of pension income, net	(13.4)	(18.1)	(4.7)
Other (income)/expense, net	$(24.9)	$(54.6)	$(29.7)

Other (income)/expense, net, decreased $29.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease is primarily due to a decrease in interest income on corporate funds due to lower interest rates earned, a decrease in non-service components of pension income, net, and impairment charges of $2.8 million recorded in the three months ended September 30, 2020 as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale.

Earnings Before Income Taxes

For the three months ended September 30:

Growth:	á	4%	á	90bps

Earnings before income taxes increased for the three months ended September 30, 2020 due to the decreases in expenses discussed above.

Margin increased for the three months ended September 30, 2020 as a result of reduced costs from certain cost and headcount actions as a result of our broad-based transformation initiatives, including digital and procurement transformation initiatives, and excess capacity headcount actions. In addition, our margin improvement was aided by decreased interest expense, decreased selling and marketing expenses, reduced facilities costs and travel and entertainment expenses, decreased pension costs and a change in our estimated losses related to ADP Indemnity. These were partially offset by incremental pressure from growth in our zero-margin benefits pass-throughs and an increase in amortization expense.

Adjusted Earnings before certain Interest and Taxes ("Adjusted EBIT")

For the three months ended September 30:

Growth:	á	5%	á	120bps

Adjusted EBIT and Adjusted EBIT margin exclude certain interest amounts, net charges related to our broad-based transformation initiatives and the impact of the net severance charges related to excess capacity as applicable in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2020 and 2019 was 21.3% and 21.2%, respectively. The increase in the effective tax rate is primarily due to a decrease in the excess tax benefit on stock-based compensation partially offset by favorable adjustments to prior year tax liabilities in the three months ended September 30, 2020.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended September 30, 2020 and 2019 was 21.3% and 21.2%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS

For the three months ended September 30:

Growth:	á	3%	á	4%

For the three months ended September 30, 2020, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended September 30, 2020, diluted EPS increased as a result of an increase in net earnings and the impact of fewer shares outstanding resulting from the repurchase of approximately 1.7 million shares during the three months ended September 30, 2020 and 1.9 million shares for the three months ended September 30, 2019, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

For the three months ended September 30:

Growth:	á	4%	á	5%

For the three months ended September 30, 2020, adjusted net earnings reflect the changes described above in our adjusted EBIT and our adjusted effective tax rate.

For the three months ended September 30, 2020, adjusted diluted EPS reflects the changes described above in our adjusted net earnings and shares outstanding.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended
	September 30,		% Change
	2020	2019	As Reported	Organic constant currency
Employer Services	$2,376.8	$2,441.4	(3)%	(3)%
PEO Services	1,095.9	1,056.9	4%	4%
Other	(2.0)	(2.6)	n/m	n/m
	$3,470.7	$3,495.7	(1)%	(1)%

	Earnings before Income Taxes
	Three Months Ended		% Change
	September 30,
	2020	2019	As Reported
Employer Services	$689.3	$679.4	1%
PEO Services	159.4	149.3	7%
Other	(83.5)	(89.6)	n/m
	$765.2	$739.1	4%

n/m - not meaningful

Employer Services

Revenues

Revenues decreased for the three months ended September 30, 2020 due to an impact from lower New Business Bookings during the fourth quarter of fiscal 2020, a decrease in our pays per control of 9% and a decrease in interest earned on funds held for clients. These decreases were partially offset by strong retention.

Our pays per control metric measures the number of employees on our clients' payrolls as measured on a same-store-sales basis utilizing a representative subset of payrolls ranging from small to large businesses that are reflective of a broad range of U.S. geographic regions.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased for the three months ended September 30, 2020 due to decreases in expenses. The decreases in expenses were due to reduced costs from certain cost and headcount actions as a result of our broad-based transformation initiatives, including digital and procurement transformation initiatives, and excess capacity headcount actions. Additionally, decreases in expenses were due to a decrease in selling and marketing expenses and reduced facilities costs and travel and entertainment expenses. These decreases were partially offset by an increase in amortization expense.

For the three months ended September 30, respectively:

Growth:	á	120bps

Employer Services' margin increased for the three months ended September 30, 2020 as a result of reduced costs from certain cost and headcount actions as a result of our broad-based transformation initiatives, including digital and procurement initiatives, and excess capacity headcount actions. In addition, our margin improvement was aided by decreased selling and marketing expenses and reduced travel and entertainment expenses. These were partially offset by an increase in amortization expense.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change
	September 30,
	2020	2019	$	%
PEO Services' revenues	$1,095.9	$1,056.9	$39.0	4%
Less: PEO zero-margin benefits pass-throughs	741.0	699.1	41.9	6%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$354.9	$357.8	$(2.9)	(1)%

PEO Services' revenues increased 4% for the three months ended September 30, 2020, due to an increase in zero-margin benefits pass-throughs partially offset by a 3% decrease in the average number of Worksite Employees for the three months ended September 30, 2020. Additionally, PEO Services' revenues, excluding zero-margin benefits pass-through costs, decreased by 1% for the three months ended September 30, 2020.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 7% for the three months ended September 30, 2020 due to a change in our estimated losses related to ADP Indemnity and a decrease in selling expenses in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

For the three months ended September 30, respectively:

Growth:	á	40bps

PEO Services' margin increased for the three months ended September 30, 2020, due to a change in our estimated losses related to ADP Indemnity and a decrease in selling expenses in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment. ADP Indemnity recorded a pre-tax benefit of approximately $10.4 million for the three months ended September 30, 2020, compared to approximately $3.4 million for the three months ended September 30, 2019, which were primarily a result of changes in our estimated actuarial losses. Beginning in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. For the three months ended September 30, 2020, ADP Indemnity paid a premium of $240 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2021 policy year on terms substantially similar to the fiscal 2020 reinsurance policy.

Other

The primary components of “Other” are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and other interest expense.

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

	Three Months Ended		% Change
	September 30,
	2020	2019	As Reported

Net earnings	$602.1	$582.4	3%
Adjustments:
Provision for income taxes	163.1	156.7
All other interest expense (a)	14.1	14.8
All other interest income (a)	(1.8)	(8.4)
Transformation initiatives (b)	0.8	(0.6)
Excess capacity severance charges (c)	2.4	—
Adjusted EBIT	$780.7	$744.9	5%
Adjusted EBIT Margin	22.5%	21.3%

Provision for income taxes	$163.1	$156.7	4%
Adjustments:
Transformation initiatives (d)	0.2	(0.2)
Excess capacity severance charges (d)	0.6	—
Adjusted provision for income taxes	$163.9	$156.5	5%
Adjusted effective tax rate (e)	21.3%	21.2%

Net earnings	$602.1	$582.4	3%
Adjustments:
Transformation initiatives (b)	0.8	(0.6)
Income tax (benefit)/ provision for transformation initiatives (d)	(0.2)	0.2
Excess capacity severance charges (c)	2.4	—
Income tax benefit for excess capacity severance charges (d)	(0.6)	—
Adjusted net earnings	$604.5	$582.0	4%

Diluted EPS	$1.40	$1.34	4%
Adjustments:
Transformation initiatives (b) (d)	—	—
Excess capacity severance charges (c) (d)	—	—
Adjusted diluted EPS	$1.41	$1.34	5%

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

(b) In the three months ended September 30, 2020, transformation initiatives include charges of $2.8 million related to impairment charges as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale and net reversals of charges related to transformation initiatives of $2.0 million. Unlike certain other severance charges in prior periods that are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide transformation initiatives.

(c) Represents net severance cost related to excess capacity. Unlike certain other severance charges in prior periods that are not included as an adjustment to get to adjusted results, these specific charges relate to actions that are part of our broad-based, company-wide initiatives to address excess capacity across our business and functions.

(d) The income tax (benefit)/ provision was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

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

Three Months Ended
September 30,
2020
Consolidated revenue growth as reported	(1)%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Consolidated revenue growth, organic constant currency	(1)%

Employer Services revenue growth as reported	(3)%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	—%
Employer Services revenue growth, organic constant currency	(3)%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, cash and cash equivalents were $1.6 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at September 30, 2020 and we have sufficient liquidity as noted above; however, given the continuing uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our financial condition and liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	Three Months Ended
	September 30,
	2020	2019	$ Change
Cash provided by / (used in):
Operating activities	$481.9	$432.8	$49.1
Investing activities	264.2	122.2	142.0
Financing activities	2,524.1	(5,045.9)	7,570.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	37.9	(33.1)	71.0
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,308.1	$(4,524.0)	$7,832.1

Net cash flows provided by operating activities for the three months ended September 30, 2020 and September 30, 2019 include cash payments for reinsurance agreements of $240.0 million and $215.0 million, respectively, which represent the policy premium for the entire fiscal year. The increase in operating cash provided is primarily due to growth in our business supplemented by net favorable change in the components of working capital as compared to the three months ended September 30, 2019.

Net cash flows from investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $140.1 million, lower payments related to acquisitions of intangibles and payments related to capital expenditures partially offset by lower proceeds from the sale of assets in the three months ended September 30, 2020.

Net cash flows from financing activities changed due to a net increase in the cash flow from client funds obligations of $11,266.6 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, proceeds from debt issuance, and less cash paid for share repurchases. These were partially offset by a decrease of net proceeds of commercial paper, payments of debt, a net repayment of reverse repurchase agreements, more cash returned to shareholders via dividends, and settlement of cash flow hedges in the three months ended September 30, 2020.

We purchased approximately 1.7 million shares of our common stock at an average price per share of $136.55 during the three months ended September 30, 2020, as compared to purchases of 1.9 million shares at an average price per share of $164.80 during the three months ended September 30, 2019. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

Capital Resources and Client Funds Obligations

We have $2.0 billion of senior unsecured notes with maturity dates in 2025 and 2030. We may from time to time revisit the long-term debt market to refinance existing debt, finance investments including acquisitions for our growth, and maintain the appropriate capital structure. However, there can be no assurance that volatility in the global capital and credit markets would not impair our ability to access these markets on terms acceptable to us, or at all. See Note 10 of our Consolidated Financial Statements for a description of our long-term financing.

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s and Prime-1 (“P-1”) by Moody’s. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2020 and June 30, 2020, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2020	2019
Average daily borrowings (in billions)	$2.4	$4.0
Weighted average interest rates	0.1%	2.3%
Weighted average maturity (approximately in days)	1 day	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2020, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2020, the Company had $13.6 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2020	2019
Average outstanding balances	$152.4	$426.6
Weighted average interest rates	0.3%	2.0%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2024 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2020 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

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

Capital expenditures for the three months ended September 30, 2020 were $45.2 million, as compared to $52.2 million for the three months ended September 30, 2019. We expect capital expenditures in fiscal 2021 to be between $175 million and $200 million, as compared to $168.3 million in fiscal 2020.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, short-term marketable securities) and client funds assets (funds that have been collected from clients but have not yet been remitted to the applicable tax authorities or client employees).

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

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In circumstances where we experience a reduction in employment levels due to a slowdown in the economy, we may make tactical decisions to sell certain securities in order to reduce the size of the funds held for clients to correspond to client funds obligations. We minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by impounding, in virtually all instances, the client’s funds in advance of the timing of payment of such client’s obligation. As a result of this practice, we have consistently maintained the required level of client funds assets to satisfy all of our obligations.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2020	2019
Average investment balances at cost:
Corporate investments	$4,234.4	$6,055.0
Funds held for clients	21,970.9	23,681.4
Total	$26,205.3	$29,736.4

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.3%	2.1%
Funds held for clients	1.9%	2.3%
Total	1.8%	2.2%

Net realized (gains)/losses on available-for-sale securities	$(0.3)	$(2.3)

	September 30, 2020	June 30, 2020
Net unrealized pre-tax gains on available-for-sale securities	$851.9	$876.8

Total available-for-sale securities at fair value	$21,205.1	$21,576.6

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio decreased from 2.2% for the three months ended September 30, 2019 to 1.8% for the three months ended September 30, 2020. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $22 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2021. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2021.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA-rated and AA- rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial-mortgage-backed securities. Approximately 79% of our available-for-sale securities held a AAA-rating or AA-rating at September 30, 2020. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management. In addition, as the duration and severity of the COVID-19 pandemic are uncertain, certain of our estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for the fiscal 2021.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

With respect to the disclosure of administrative or judicial proceedings arising under any Federal, State, or local provisions regulating the discharge of materials into the environment or that are primarily for the purpose of protecting the environment, the Company has determined that the following threshold is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition: any proceeding when the potential monetary sanctions exceed $1 million.

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1 to 31, 2020	92,915	$132.36	90,684	$4,451,425,248

August 1 to 31, 2020	684,012	$138.39	683,298	$4,356,862,440

September 1 to 30, 2020	1,135,818	$136.45	878,407	$4,237,787,851
Total	1,912,745		1,652,389

(1)  During the three months ended September 30, 2020, pursuant to the terms of our restricted stock program, the Company purchased 260,356 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)  The Company received the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval
November 2019	$5 billion

There is no expiration date for the common stock repurchase plan.

Item 6.  Exhibits

Exhibit Number	Exhibit
4.1	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2020

4.2	Form of 1.250% Senior Notes due 2030 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2020
10.1	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective October 14, 2020 (Management Compensatory Plan)
10.2	Automatic Data Processing, Inc. Retirement and Savings Restoration Plan, Amended and Restated as of February 3, 2020 (Management Compensatory Plan)
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Kathleen A. Winters pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Kathleen A. Winters pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	October 30, 2020	/s/ Kathleen A. Winters Kathleen A. Winters

Chief Financial Officer (Title)