Form 10-Q
period 2020-12-31
AUTOMATIC DATA PROCESSING INC
filed 2021-02-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020

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
The number of shares outstanding of the registrant’s common stock as of January 27, 2021 was 427,940,220.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,405.2	$2,398.4	$4,674.9	$4,704.7
Interest on funds held for clients	105.4	137.7	211.9	271.5
PEO revenues (A)	1,185.1	1,133.4	2,279.7	2,189.0
TOTAL REVENUES	3,695.7	3,669.5	7,166.5	7,165.2

EXPENSES:
Costs of revenues:
Operating expenses	1,847.8	1,836.0	3,610.0	3,623.6
Systems development and programming costs	174.5	168.7	343.2	336.9
Depreciation and amortization	100.1	89.4	203.6	178.3
TOTAL COSTS OF REVENUES	2,122.4	2,094.1	4,156.8	4,138.8

Selling, general, and administrative expenses	755.8	754.3	1,436.9	1,480.9
Interest expense	13.9	31.6	29.0	71.5
TOTAL EXPENSES	2,892.1	2,880.0	5,622.7	5,691.2

Other (income)/expense, net	(29.0)	(46.0)	(54.0)	(100.6)

EARNINGS BEFORE INCOME TAXES	832.6	835.5	1,597.8	1,574.6

Provision for income taxes	185.1	183.9	348.2	340.6

NET EARNINGS	$647.5	$651.6	$1,249.6	$1,234.0

BASIC EARNINGS PER SHARE	$1.51	$1.51	$2.92	$2.86

DILUTED EARNINGS PER SHARE	$1.51	$1.50	$2.91	$2.84

Basic weighted average shares outstanding	427.4	431.5	428.0	432.1
Diluted weighted average shares outstanding	429.0	433.3	429.5	434.3

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $13,349.1 million and $12,371.6 million for the three months ended December 31, 2020 and 2019, respectively, and $24,364.9 million and $22,882.2 million for the six months ended December 31, 2020 and 2019, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Net earnings	$647.5	$651.6	$1,249.6	$1,234.0

Other comprehensive income/(loss):
Currency translation adjustments	61.9	34.3	112.3	(14.6)

Unrealized net (losses)/gains on available-for-sale securities	(44.1)	(35.5)	(68.7)	60.6
Tax effect	10.0	7.5	15.5	(13.3)
Reclassification of net (gains)/losses on available-for-sale securities to net earnings	(7.7)	(7.1)	(8.0)	(9.4)
Tax effect	1.7	1.6	1.8	2.1

Unrealized (losses)/gains on cash flow hedging activities	—	0.7	(3.3)	0.7
Tax effect	—	(0.2)	0.8	(0.2)
Amortization of unrealized losses on cash flow hedging activities	1.1	—	1.7	—
Tax effect	(0.4)	—	(0.4)	—

Reclassification of pension liability adjustment to net earnings	2.5	1.9	5.0	0.2
Tax effect	(0.6)	(0.5)	(1.6)	—

Other comprehensive income, net of tax	24.4	2.7	55.1	26.1
Comprehensive income	$671.9	$654.3	$1,304.7	$1,260.1

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$1,602.2	$1,908.5
Accounts receivable, net of allowance for doubtful accounts of $86.3 and $92.5, respectively	2,509.8	2,441.3
Other current assets	684.1	506.2
Total current assets before funds held for clients	4,796.1	4,856.0
Funds held for clients	36,866.2	26,708.1
Total current assets	41,662.3	31,564.1
Long-term receivables, net of allowance for doubtful accounts of $0.6 and $0.5, respectively	15.3	18.6
Property, plant and equipment, net	692.7	703.9
Operating lease right-of-use asset	501.1	493.7
Deferred contract costs	2,417.2	2,401.6
Other assets	483.5	458.4
Goodwill	2,346.6	2,309.4
Intangible assets, net	1,207.2	1,215.8
Total assets	$49,325.9	$39,165.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$113.9	$102.0
Accrued expenses and other current liabilities	1,778.1	1,980.7
Accrued payroll and payroll-related expenses	587.4	557.0
Dividends payable	394.4	387.3
Short-term deferred revenues	207.7	212.5
Obligations under reverse repurchase agreements (A)	—	13.6
Short-term debt	—	1,001.8
Income taxes payable	28.9	40.1
Total current liabilities before client funds obligations	3,110.4	4,295.0
Client funds obligations	36,066.1	25,831.6
Total current liabilities	39,176.5	30,126.6
Long-term debt	1,994.1	1,002.8
Operating lease liabilities	357.4	344.4
Other liabilities	812.5	837.0
Deferred income taxes	711.5	731.9
Long-term deferred revenues	373.9	370.6
Total liabilities	43,425.9	33,413.3

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2020 and June 30, 2020; outstanding, 428.1 and 429.9 shares at December 31, 2020 and June 30, 2020, respectively	63.9	63.9
Capital in excess of par value	1,407.6	1,333.8
Retained earnings	18,893.6	18,436.3
Treasury stock - at cost: 210.6 and 208.9 shares at December 31, 2020 and June 30, 2020, respectively	(14,505.4)	(14,067.0)
Accumulated other comprehensive income (loss)	40.3	(14.8)
Total stockholders’ equity	5,900.0	5,752.2
Total liabilities and stockholders’ equity	$49,325.9	$39,165.5

(A) As of June 30, 2020, $13.6 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net earnings	$1,249.6	$1,234.0
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	257.8	234.9
Amortization of deferred contract costs	464.9	456.0
Deferred income taxes	1.3	44.1
Stock-based compensation expense	80.9	73.3
Net pension income	(22.0)	(0.4)
Net amortization of premiums and accretion of discounts on available-for-sale securities	28.7	26.3
Impairment of assets	5.0	—
Gain on sale of assets	(1.8)	(2.1)
Other	2.4	6.5
Changes in operating assets and liabilities:
Increase in accounts receivable	(86.5)	(198.8)
Increase in other assets	(643.3)	(605.4)
Increase in accounts payable	10.2	12.3
Decrease in accrued expenses and other liabilities	(158.9)	(149.8)
Net cash flows provided by operating activities	1,188.3	1,130.9

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,554.8)	(2,875.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	2,832.5	2,995.2
Capital expenditures	(81.0)	(100.7)
Additions to intangibles	(148.1)	(167.7)
Proceeds from sale of property, plant, and equipment and other assets	1.8	23.6
Net cash flows used in investing activities	(949.6)	(124.9)

Cash Flows from Financing Activities:
Net increase in client funds obligations	10,036.4	7,093.7
Payments of debt	(1,001.1)	(1.1)
Proceeds from the issuance of debt	991.1	—
Settlement of cash flow hedges	(43.6)	—
Repurchases of common stock	(475.1)	(615.1)
Net proceeds from stock purchase plan and stock-based compensation plans	39.1	(4.4)
Dividends paid	(781.7)	(686.0)
Net payments related to reverse repurchase agreements	(13.6)	(262.0)
Net cash flows provided by financing activities	8,751.5	5,525.1

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	84.7	(12.2)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	9,074.9	6,518.9

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	7,053.6	6,796.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$16,128.5	$13,315.1

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,602.2	$1,500.4
Restricted cash and restricted cash equivalents included in funds held for clients (A)	14,526.3	11,814.7
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$16,128.5	$13,315.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$28.1	$70.6
Cash paid for income taxes, net of income tax refunds	$362.7	$350.4
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

Recently Issued Accounting Pronouncements
The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (“FASB”) which have been assessed and are applicable to the Company:

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

The following tables provide details of revenue by our strategic pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Types of Revenues	2020	2019	2020	2019
HCM	$1,624.8	$1,647.9	$3,155.4	$3,216.5
HRO, excluding PEO zero-margin benefits pass-throughs	668.7	650.1	1,251.1	1,241.2
PEO zero-margin benefits pass-throughs	765.9	722.4	1,507.0	1,421.5
Global	530.9	511.4	1,041.1	1,014.5
Interest on funds held for clients	105.4	137.7	211.9	271.5
Total Revenues	$3,695.7	$3,669.5	$7,166.5	$7,165.2

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,625.2	$—	$(0.4)	$1,624.8
HRO, excluding PEO zero-margin benefits pass-throughs	250.1	419.2	(0.6)	668.7
PEO zero-margin benefits pass-throughs	—	765.9	—	765.9
Global	530.9	—	—	530.9
Interest on funds held for clients	104.4	1.0	—	105.4
Total Segment Revenues	$2,510.6	$1,186.1	$(1.0)	$3,695.7

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,649.8	$—	$(1.9)	$1,647.9
HRO, excluding PEO zero-margin benefits pass-throughs	239.9	411.0	(0.8)	650.1
PEO zero-margin benefits pass-throughs	—	722.4	—	722.4
Global	511.4	—	—	511.4
Interest on funds held for clients	136.4	1.3	—	137.7
Total Segment Revenues	$2,537.5	$1,134.7	$(2.7)	$3,669.5

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,157.4	$—	$(2.0)	$3,155.4
HRO, excluding PEO zero-margin benefits pass-throughs	479.3	772.7	(0.9)	1,251.1
PEO zero-margin benefits pass-throughs	—	1,507.0	—	1,507.0
Global	1,041.1	—	—	1,041.1
Interest on funds held for clients	209.6	2.3	—	211.9
Total Segment Revenues	$4,887.4	$2,282.0	$(2.9)	$7,166.5

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2019:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,219.8	$—	$(3.3)	$3,216.5
HRO, excluding PEO zero-margin benefits pass-throughs	475.6	767.5	(1.9)	1,241.2
PEO zero-margin benefits pass-throughs	—	1,421.5	—	1,421.5
Global	1,014.5	—	—	1,014.5
Interest on funds held for clients	269.0	2.5	—	271.5
Total Segment Revenues	$4,978.9	$2,191.5	$(5.2)	$7,165.2

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the six months ended December 31, 2020 were as follows:

Contract Liability
Contract liability, July 1, 2020	$522.7
Recognition of revenue included in beginning of year contract liability	(85.8)
Contract liability, net of revenue recognized on contracts during the period	64.1
Currency translation adjustments	20.6
Contract liability, December 31, 2020	$521.6

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2020
Net earnings	$647.5			$647.5
Weighted average shares (in millions)	427.4	0.7	0.9	429.0
EPS	$1.51			$1.51
Three Months Ended December 31, 2019
Net earnings	$651.6			$651.6
Weighted average shares (in millions)	431.5	1.1	0.7	433.3
EPS	$1.51			$1.50

Six Months Ended December 31, 2020
Net earnings	$1,249.6			$1,249.6
Weighted average shares (in millions)	428.0	0.7	0.8	429.5
EPS	$2.92			$2.91
Six Months Ended December 31, 2019
Net earnings	$1,234.0			$1,234.0
Weighted average shares (in millions)	432.1	1.1	1.1	434.3
EPS	$2.86			$2.84

Options to purchase 1.2 million and 1.3 million shares of common stock for the three months ended December 31, 2020 and 2019, respectively, and 1.8 million and 1.0 million shares of common stock for the six months ended December 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Interest income on corporate funds	$(10.4)	$(25.7)	$(24.3)	$(58.0)
Realized (gains) / losses on available-for-sale securities, net	(7.7)	(7.1)	(8.0)	(9.4)
Impairment of assets	2.2	—	5.0	—
Gain on sale of assets	(1.6)	(0.2)	(1.8)	(2.1)
Non-service components of pension income, net (see Note 11)	(11.5)	(13.0)	(24.9)	(31.1)
Other (income)/expense, net	$(29.0)	$(46.0)	$(54.0)	$(100.6)

Other (income)/expense, net, decreased for the three and six months ended December 31, 2020 primarily as a result of a decrease in interest income on corporate funds due to lower interest rates earned.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$16,128.5	$—	$—	$16,128.5
Available-for-sale securities:
Corporate bonds	10,266.6	439.7	(0.9)	10,705.4
Asset-backed securities	2,741.5	87.3	—	2,828.8
U.S. Treasury securities	3,609.3	93.8	(0.1)	3,703.0
U.S. government agency securities	1,403.4	30.4	(0.9)	1,432.9
Canadian government obligations and Canadian government agency obligations	1,084.9	21.8	(0.1)	1,106.6
Commercial mortgage-backed securities	805.8	54.6	—	860.4
Canadian provincial bonds	713.9	34.5	(0.1)	748.3
Other securities	925.0	40.2	(0.1)	965.1

Total available-for-sale securities	21,550.4	802.3	(2.2)	22,350.5

Total corporate investments and funds held for clients	$37,678.9	$802.3	$(2.2)	$38,479.0
(A) Included within available-for-sale securities are corporate investments with fair values of $10.6 million and funds held for clients with fair values of $22,339.9 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2020. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at December 31, 2020.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020, are as follows:

	December 31, 2020
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(0.9)	$379.3	$—	$—	$(0.9)	$379.3
Asset-backed securities	—	3.2	—	—	—	3.2
U.S. Treasury securities	(0.1)	14.1	—	—	(0.1)	14.1
U.S. government agency securities	(0.9)	348.6	—	—	(0.9)	348.6
Canadian government obligations and Canadian government agency obligations	(0.1)	68.1	—	—	(0.1)	68.1
Commercial mortgage-backed securities	—	—	—	1.4	—	1.4
Canadian provincial bonds	(0.1)	45.7	—	—	(0.1)	45.7
Other securities	(0.1)	28.2	—	—	(0.1)	28.2
	$(2.2)	$887.2	$—	$1.4	$(2.2)	$888.6

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

At December 31, 2020, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2021 through October 2030.

At December 31, 2020, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $1,478.7 million, $965.8 million, $302.8 million, and $80.8 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2020.

At December 31, 2020, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $679.4 million and $584.7 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from January 2021 through November 2030.

At December 31, 2020, U.S government agency commercial mortgage-backed securities of $860.4 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At December 31, 2020, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $560.7 million and AA-rated United Kingdom Gilt securities of $208.3 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2020	2020
Corporate investments:
Cash and cash equivalents	$1,602.2	$1,908.5
Short-term marketable securities (a)	10.6	—
Long-term marketable securities (b)	—	13.6
Total corporate investments	$1,612.8	$1,922.1

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

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2020	2020
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$14,526.3	$5,145.1
Restricted short-term marketable securities held to satisfy client funds obligations	4,768.3	5,541.2
Restricted long-term marketable securities held to satisfy client funds obligations	17,571.6	16,021.8
Total funds held for clients	$36,866.2	$26,708.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $36,066.1 million and $25,831.6 million at December 31, 2020 and June 30, 2020, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at December 31, 2020 and June 30, 2020, $33,706.4 million and $23,740.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

Approximately 77% of the available-for-sale securities held a AAA-rating or AA-rating at December 31, 2020, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar-denominated securities, and Fitch for asset-backed and commercial mortgage-backed securities.  All available-for-sale securities were rated as investment grade at December 31, 2020.

Expected maturities of available-for-sale securities at December 31, 2020 are as follows:

One year or less	$4,778.9
One year to two years	4,561.0
Two years to three years	3,524.7
Three years to four years	2,670.6
After four years	6,815.3
Total available-for-sale securities	$22,350.5

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

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating lease cost	$40.0	$42.3	$79.1	$86.5
Short-term lease cost	0.3	1.2	0.7	3.9
Variable lease cost	2.2	0.7	4.3	2.0
Total operating lease cost	$42.5	$44.2	$84.1	$92.4

The following table provides supplemental cash flow information related to the Company's leases:

	Six Months Ended
	December 31,
	2020	2019
Cash paid for operating lease liabilities	$77.0	$75.8
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$72.0	$17.4

Other information related to our operating lease liabilities is as follows:

	December 31,	June 30,
	2020	2020
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.1%	2.3%
Current operating lease liability	$97.4	$95.5

As of December 31, 2020, maturities of operating lease liabilities are as follows:

Six months ending June 30, 2021	$52.9
Twelve months ending June 30, 2022	100.5
Twelve months ending June 30, 2023	87.8
Twelve months ending June 30, 2024	65.0
Twelve months ending June 30, 2025	48.5
Thereafter	130.0
Total undiscounted lease obligations	484.7
Less: Imputed interest	(29.9)
Net lease obligations	$454.8

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2020 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2020	$2,304.6	$4.8	$2,309.4
Additions and other adjustments	—	—	—
Currency translation adjustments	37.2	—	37.2
Balance at December 31, 2020	$2,341.8	$4.8	$2,346.6

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2020	2020
Intangible assets:
Software and software licenses	$2,831.3	$2,719.1
Customer contracts and lists	1,038.9	1,021.2
Other intangibles	239.2	239.2
	4,109.4	3,979.5
Less accumulated amortization:
Software and software licenses	(1,995.6)	(1,912.0)
Customer contracts and lists	(680.8)	(628.3)
Other intangibles	(225.8)	(223.4)
	(2,902.2)	(2,763.7)
Intangible assets, net	$1,207.2	$1,215.8

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 3 years for other intangibles).  Amortization of intangible assets was $80.8 million and $69.7 million for the three months ended December 31, 2020 and 2019, respectively, and $165.0 million and $139.1 million for the six months ended December 31, 2020 and 2019, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2021	$157.0
Twelve months ending June 30, 2022	$270.2
Twelve months ending June 30, 2023	$224.9
Twelve months ending June 30, 2024	$176.7
Twelve months ending June 30, 2025	$122.8
Twelve months ending June 30, 2026	$72.6

Note 9. Short-term Financing

The Company has a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option.  The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2020 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2020 and June 30, 2020, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Average daily borrowings (in billions)	$1.8	$3.5	$2.1	$3.7
Weighted average interest rates	0.1%	1.7%	0.1%	2.0%
Weighted average maturity (approximately in days)	1 day	2 days	1 day	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2020, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2020, the Company had $13.6 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Average outstanding balances	$83.2	$335.9	$117.8	$381.2
Weighted average interest rates	0.3%	1.7%	0.3%	1.8%

Note 10. Debt

The Company has two series of fixed-rate notes with 10-year, staggered maturities for an aggregate principal amount of $2.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.
During the three months ended September 30, 2020, the Company issued $1.0 billion of senior notes due in 2030 bearing a fixed interest rate of 1.25%. The Company also redeemed $1.0 billion of senior notes bearing a fixed interest rate of 2.25%. In connection with the senior notes issuance, the Company also terminated several derivative contracts in place to hedge exposure in changes in benchmark interest rates for the senior notes issued with an aggregate notional amount totaling $1.0 billion (of which $400.0 million were entered into during fiscal year 2020 and $600.0 million were entered into on the day of issuance). Since these derivative contracts were classified as cash flow hedges, the unamortized loss of $43.6 million was deferred in accumulated other comprehensive income and will be amortized to earnings over the life of the Notes as the interest payments are made.
The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2020 and June 30, 2020, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2020	June 30, 2020
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$—	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	—
Other		7.6	8.4
		2,007.6	2,008.4
Less: current portion (a)		(1.4)	(1,001.8)
Less: unamortized discount and debt issuance costs		(12.1)	(3.8)
Total long-term debt		$1,994.1	$1,002.8

(a) - Current portion of long-term debt as of December 31, 2020 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2020, the fair value of the Notes, based on Level 2 inputs, was $2,120.6 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2020.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.6 million and 1.8 million shares in the three months ended December 31, 2020 and 2019, respectively, and repurchased 3.2 million and 3.7 million shares in the six months ended December 31, 2020 and 2019, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and six months ended December 31, 2020 and 2019, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating expenses	$4.8	$3.4	$8.4	$7.4
Selling, general and administrative expenses	35.6	28.0	60.9	56.3
System development and programming costs	6.7	4.8	11.6	9.6
Total stock-based compensation expense	$47.1	$36.2	$80.9	$73.3

The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company's Annual Report on Form 10-K for fiscal 2020. See the Company's Annual Report on Form 10-K for fiscal 2020 for a detailed description of the Company's stock-based compensation awards and employee stock purchase plan, including information related to vesting terms, service and performance conditions, payout percentages, and process for estimating the fair value of stock options granted.

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost – benefits earned during the period	$1.2	$14.9	$2.4	$29.9
Interest cost on projected benefits	12.8	15.4	25.5	30.9
Expected return on plan assets	(30.4)	(29.5)	(60.7)	(59.0)
Net amortization and deferral	2.5	1.5	5.0	2.9
Settlement charges and special termination benefits	2.9	—	5.8	(5.1)
Net pension (income)/expense	$(11.0)	$2.3	$(22.0)	$(0.4)

Note 12. Income Taxes

The effective tax rate for the three months ended December 31, 2020 and 2019 was 22.2% and 22.0%, respectively. The increase in the effective tax rate is primarily due to the benefit from a valuation allowance release related to foreign tax credit carryforwards in the three months ended December 31, 2019, partially offset by the benefits from a foreign tax election in the three months ended December 31, 2020.

The effective tax rate for the six months ended December 31, 2020 and 2019 was 21.8% and 21.6%, respectively. The increase in the effective tax rate is primarily due to the benefit from a valuation allowance release related to foreign tax credits carryforwards in the six months ended December 31, 2019 and a decrease in the excess tax benefit on stock-based compensation partially offset by favorable adjustments to prior year tax liabilities and the benefits from a foreign tax election in the six months ended December 31, 2020.

Note 13. Commitments and Contingencies

In June 2018, a potential class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois asserting that ADP violated the Illinois Biometric Privacy Act in connection with its collection, use and storage of biometric data of employees of its clients who are residents of Illinois. In addition, similar potential class action complaints have been filed in Illinois state courts against ADP and/or certain of its clients with respect to the collection, use and storage of biometric data of the employees of these clients. In June 2020, the Company reached a settlement of all outstanding claims against it for $25.0 million, subject to the court's final approval. The Company does not expect that any of the remaining cases against its clients will result in any material liabilities to the Company.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	December 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2020	$63.9	$1,348.4	$18,644.7	$(14,264.0)	$15.9	$5,808.9
Net earnings	—	—	647.5	—	—	647.5
Other comprehensive income	—	—	—	—	24.4	24.4
Stock-based compensation expense	—	40.6	—	—	—	40.6
Issuances relating to stock compensation plans	—	18.6	—	17.7	—	36.3
Treasury stock acquired (1.6 million shares repurchased)	—	—	—	(259.1)	—	(259.1)
Dividends declared ($0.93 per share)	—	—	(398.6)	—	—	(398.6)
Balance at December 31, 2020	$63.9	$1,407.6	$18,893.6	$(14,505.4)	$40.3	$5,900.0

	Three Months Ended
	December 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2019	$63.9	$1,213.7	$17,729.6	$(13,412.6)	$(233.9)	$5,360.7
Net earnings	—	—	651.6	—	—	651.6
Other comprehensive income	—	—	—	—	2.7	2.7
Stock-based compensation expense	—	31.3	—	—	—	31.3
Issuances relating to stock compensation plans	—	8.7	—	14.5	—	23.2
Treasury stock acquired (1.8 million shares repurchased)	—	—	—	(311.5)	—	(311.5)
Dividends declared ($0.91 per share)	—	—	(393.6)	—	—	(393.6)
Balance at December 31, 2019	$63.9	$1,253.7	$17,987.6	$(13,709.6)	$(231.2)	$5,364.4

	Six Months Ended
	December 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2020	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)	$5,752.2
Net earnings	—	—	1,249.6	—	—	1,249.6
Other comprehensive income	—	—	—	—	55.1	55.1
Stock-based compensation expense	—	75.7	—	—	—	75.7
Issuances relating to stock compensation plans	—	(1.9)	—	83.0	—	81.1
Treasury stock acquired (3.2 million shares repurchased)	—	—	—	(521.4)	—	(521.4)
Dividends declared ($1.84 per share)	—	—	(792.3)	—	—	(792.3)
Balance at December 31, 2020	$63.9	$1,407.6	$18,893.6	$(14,505.4)	$40.3	$5,900.0

	Six Months Ended
	December 31, 2019
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2019	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)	$5,399.9
Net earnings	—	—	1,234.0	—	—	1,234.0
Other comprehensive income	—	—	—	—	26.1	26.1
Stock-based compensation expense	—	67.3	—	—	—	67.3
Issuances relating to stock compensation plans	—	3.2	—	84.9	—	88.1
Treasury stock acquired (3.7 million shares repurchased)	—	—	—	(704.0)	—	(704.0)
Dividends declared ($1.70 per share)	—	—	(740.2)	—	—	(740.2)
Other	—	—	(6.8)	—	—	(6.8)
Balance at December 31, 2019	$63.9	$1,253.7	$17,987.6	$(13,709.6)	$(231.2)	$5,364.4

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2020	$(271.8)	$661.1		$(32.2)		$(341.2)		$15.9
Other comprehensive (loss)/income before reclassification adjustments	61.9	(44.1)		—		—		17.8
Tax effect	—	10.0		—		—		10.0
Reclassification adjustments to net earnings	—	(7.7)	(A)	1.1	(C)	2.5	(B)	(4.1)
Tax effect	—	1.7		(0.4)		(0.6)		0.7
Balance at December 31, 2020	$(209.9)	$621.0		$(31.5)		$(339.3)		$40.3

	Three Months Ended
	December 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities	Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2019	$(318.1)	$298.1		$—	$(213.9)		$(233.9)
Other comprehensive (loss)/income before reclassification adjustments	34.3	(35.5)		0.7	—		(0.5)
Tax effect	—	7.5		(0.2)	—		7.3
Reclassification adjustments to net earnings	—	(7.1)	(A)	—	1.9	(B)	(5.2)
Tax effect	—	1.6		—	(0.5)		1.1
Balance at December 31, 2019	$(283.8)	$264.6		$0.5	$(212.5)		$(231.2)

	Six Months Ended
	December 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)		$(342.7)		$(14.8)
Other comprehensive (loss)/income before reclassification adjustments	112.3	(68.7)		(3.3)		—		40.3
Tax effect	—	15.5		0.8		—		16.3
Reclassification adjustments to net earnings	—	(8.0)	(A)	1.7	(C)	5.0	(B)	(1.3)
Tax effect	—	1.8		(0.4)		(1.6)		(0.2)
Balance at December 31, 2020	$(209.9)	$621.0		$(31.5)		$(339.3)		$40.3

	Six Months Ended
	December 31, 2019
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities	Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2019	$(269.2)	$224.6		$—	$(212.7)		$(257.3)
Other comprehensive (loss)/income before reclassification adjustments	(14.6)	60.6		0.7	—		46.7
Tax effect	—	(13.3)		(0.2)	—		(13.5)
Reclassification adjustments to net earnings	—	(9.4)	(A)	—	0.2	(B)	(9.2)
Tax effect	—	2.1		—	—		2.1
Balance at December 31, 2019	$(283.8)	$264.6		$0.5	$(212.5)		$(231.2)

(A) Reclassification adjustments out of AOCI are included within Other (income)/expense, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension (income)/expense (see Note 11).

(C) Reclassification adjustments out of AOCI are included in Interest expense on the Statements of Consolidated Earnings (see Note 10).

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Employer Services	$2,510.6	$2,537.5	$4,887.4	$4,978.9
PEO Services	1,186.1	1,134.7	2,282.0	2,191.5
Other	(1.0)	(2.7)	(2.9)	(5.2)
	$3,695.7	$3,669.5	$7,166.5	$7,165.2

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Employer Services	$758.6	$766.3	$1,447.8	$1,445.7
PEO Services	187.4	168.0	346.8	317.3
Other	(113.4)	(98.8)	(196.8)	(188.4)
	$832.6	$835.5	$1,597.8	$1,574.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; and the impact of and uncertainties related to major natural disasters or catastrophic events, including the coronavirus ("COVID-19") pandemic. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the six months ended December 31, 2020 include:

We are a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world. The global COVID-19 pandemic has had a significant impact on the global business environment and on our clients, but our priority has been and continues to be the safety of our associates and the needs of our clients. We have continued to provide HCM services, including the processing of payroll and tax obligations, to our clients during this time. ADP's efforts have also been focused on providing information and tools to help clients understand and navigate the governmental relief that has been adopted globally. In addition, we released a Return to Workplace solution that assists our clients in bringing their employees back to work safely through a comprehensive set of tools designed to streamline the entire process.

We are executing well considering the on-going headwinds related to COVID-19 and our momentum continued to build this quarter as economic activity continued to trend positively. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, showed a decline of 7% in the six months ended December 31, 2020; however, we've seen an improvement sequentially with a decline of 6% in the three months ended December 31, 2020 compared to a decline of 9% in the three months ended September 30, 2020. For Employer Services New Business Bookings, we are down 2% for the six months ended December 31, 2020, nearly matching the prior fiscal year's first half performance despite the very difficult environment. For the six months ended December 31, 2020, the PEO average number of Worksite Employees decreased 2%. Despite the decline for the six months ended December 31, 2020, we have seen some improvements compared to first quarter. The PEO average number of Worksite Employees decreased 2% for the three months ended December 31, 2020, compared to a decrease of 3% in the three months ended September 30, 2020. Further, even with the operating challenges brought about by the pandemic, we continue to move forward with our digital and procurement transformation initiatives, which helped us deliver profit growth and margin expansion for the six months ended December 31, 2020.

We continue to drive innovation by anticipating our clients' evolving needs and always designing for people as the world of work changes. We lead the HCM industry by driving growth through our strategic, cloud-based HCM solutions and developing innovations like our next gen platforms. We further enable these solutions by supplementing them with organic, differentiated investments such as the ADP Marketplace and ADP Datacloud, and through our compliance expertise. The recognition we have received in the market for our next gen payroll platform and in winning the 2020 HR Executive 'Top HR Product' award reflect our commitment to innovation and strong execution by our associates.

We have a strong business model, a highly cash generative business with low capital intensity, and we offer a suite of products that provide critical HCM support to our clients. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our product investments, our longer term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful operational transformation. Our financial condition remains solid at December 31, 2020, and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three months and six months ended December 31, respectively:

Growth:	á	1%	Flat
Organic constant currency:		Flat	Flat

Revenues for the three months ended December 31, 2020 increased due to strong retention, new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs and one percentage point of favorability from foreign currency. The increase in revenues was partially offset by one percentage point of unfavorability from our interest earned on funds held for clients discussed below and a decrease in our pays per control.

Revenues for the six months ended December 31, 2020 were flat due to strong retention, new business started from New Business Bookings and an increase in zero-margin benefits pass-throughs, offset by one percentage point of unfavorability from our interest earned on funds held for clients discussed below and a decrease in our pays per control. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services, respectively.

Total revenues for the three months ended December 31, 2020 include interest on funds held for clients of $105.4 million, as compared to $137.7 million for the three months ended December 31, 2019. The decrease in the interest earned on funds held for clients resulted from the decrease in our average interest rate earned to 1.7% for the three months ended December 31, 2020, as compared to 2.2% for the three months ended December 31, 2019.

Total revenues for the six months ended December 31, 2020 include interest on funds held for clients of $211.9 million, as compared to $271.5 million for the six months ended December 31, 2019. The decrease in the interest earned on funds held for clients resulted from the decrease in our average interest rate earned to 1.8% for the six months ended December 31, 2020, as compared to 2.2% for the six months ended December 31, 2019 coupled with a decrease in our average client funds balances of 3.4% to $23.5 billion for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019.

Total Expenses

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2020	2019	% Change	2020	2019	% Change

Costs of revenues:
Operating expenses	$1,847.8	$1,836.0	1%	$3,610.0	$3,623.6	—%
Systems development and programming costs	174.5	168.7	3%	343.2	336.9	2%
Depreciation and amortization	100.1	89.4	12%	203.6	178.3	14%
Total costs of revenues	2,122.4	2,094.1	1%	4,156.8	4,138.8	—%
Selling, general and administrative expenses	755.8	754.3	—%	1,436.9	1,480.9	(3)%
Interest expense	13.9	31.6	(56)%	29.0	71.5	(59)%
Total expenses	$2,892.1	$2,880.0	—%	$5,622.7	$5,691.2	(1)%

For the three months ended December 31, 2020, operating expenses increased due to an increase in PEO zero-margin benefits pass-through costs to $765.9 million from $722.4 million for the three months ended December 31, 2020 and 2019, respectively, and an increase in incentive compensation costs due to decreases in the prior year. The increases were partially offset by reduced costs from certain cost and headcount actions as a result of our broad-based transformation initiatives, including digital and procurement transformation initiatives (“broad-based transformation initiatives”), and excess capacity headcount actions. Additionally, increases were further offset by reduced travel expenses and decreased pension costs as a result of eliminated U.S. pension service costs with the July 1, 2020 cessation of U.S. participants accruing any future service benefits (“U.S. pension freeze”).

For the six months ended December 31, 2020, operating expenses were flat due to reduced costs as a result of our broad-based transformation initiatives, excess capacity headcount actions, reduced travel expenses, and decreased costs as a result of the U.S. pension freeze. These decreases were offset by an increase in our PEO Services zero-margin benefits pass-through costs to $1,507.0 million from $1,421.5 million for the six months ended December 31, 2020 and 2019, respectively, and an increase in incentive compensation costs.

Systems development and programming costs increased for the three and six months ended December 31, 2020 due to increased investments and costs to develop, support, and maintain our products, offset by capitalization of costs related to our strategic projects, including our next gen platforms. Depreciation and amortization expense increased due to the amortization of our acquisitions of intangibles and internally developed software.

Selling, general and administrative expenses were flat for the three months ended December 31, 2020 due to an increase in incentive compensation costs and investments in our sales organization, offset by decreased selling expenses as a result of capitalization of costs to obtain a contract under ASC 606, reduced travel expenses, reduced costs as a result of our broad-based transformation initiatives, and excess capacity headcount actions for non-sales associates.

Selling, general and administrative expenses decreased for the six months ended December 31, 2020 due to decreased selling expenses as a result of capitalization of costs to obtain a contract under ASC 606, reduced travel expenses, reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions for non-sales associates, and reduced facilities costs. The decrease was partially offset by an increase in incentive compensation costs.

Interest expense decreased for the three and six months ended December 31, 2020 due to a decrease in average interest rates for commercial paper borrowings to 0.1% and 0.1% for the three and six months ended December 31, 2020, respectively, as compared to 1.7% and 2.0% for the three and six months ended December 31, 2019, respectively. This was coupled with a decrease in average daily borrowings under our commercial paper program to $1.8 billion and $2.1 billion for the three and six months ended December 31, 2020, respectively, as compared to $3.5 billion and $3.7 billion for the three and six months ended December 31, 2019, respectively.

Other (Income)/Expense, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2020	2019	$ Change	2020	2019	$ Change
Interest income on corporate funds	$(10.4)	$(25.7)	$(15.3)	$(24.3)	$(58.0)	$(33.7)
Realized (gains) / losses on available-for-sale securities, net	(7.7)	(7.1)	0.6	(8.0)	(9.4)	(1.4)
Impairment of assets	2.2	—	(2.2)	5.0	—	(5.0)
Gain on sale of assets	(1.6)	(0.2)	1.4	(1.8)	(2.1)	(0.3)
Non-service components of pension income, net	(11.5)	(13.0)	(1.5)	(24.9)	(31.1)	(6.2)
Other (income)/expense, net	$(29.0)	$(46.0)	$(17.0)	$(54.0)	$(100.6)	$(46.6)

Other (income)/expense, net, decreased $17.0 million and $46.6 million for the three and six months ended December 31, 2020 primarily as a result of a decrease in interest income on corporate funds due to lower interest rates earned.

Earnings Before Income Taxes

For the three months ended December 31:

Growth:	Flat	â	20bps

For the six months ended December 31:

Growth:	á	1%	á	30bps

Earnings before income taxes was flat for the three months ended December 31, 2020 and increased for the six months ended December 31, 2020 due to the components discussed above.

Margin decreased for the three months ended December 31, 2020 as a result of an increase in incentive compensation costs, incremental pressure from growth in our zero-margin benefits pass-throughs, and an increase in amortization expense, partially offset by reduced costs as a result of our broad-based transformation initiatives, and excess capacity headcount actions. In addition, the margin decrease was offset by decreased selling expenses, reduced travel expenses, decreased interest expense, and decreased pension costs as a result of the U.S. pension freeze.

Margin increased for the six months ended December 31, 2020 due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions. In addition, our margin improvement was aided by decreased selling expenses, decreased interest expense, reduced travel expenses, decreased pension costs as a result of the U.S. pension freeze, and reduced facilities costs. These were partially offset by an increase in incentive compensation costs, incremental pressure from growth in our zero-margin benefits pass-throughs and an increase in amortization expense.

Adjusted Earnings before certain Interest and Taxes ("Adjusted EBIT")

For the three months ended December 31:

Growth:	â	1%	â	30bps

For the six months ended December 31:

Growth:	á	2%	á	40bps

Adjusted EBIT and Adjusted EBIT margin exclude certain interest amounts, gain on sale of assets, net charges related to our broad-based transformation initiatives and the impact of the net severance charges as applicable in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2020 and 2019 was 22.2% and 22.0%, respectively. The increase in the effective tax rate is primarily due to the benefit from a valuation allowance release related to foreign tax credit carryforwards in the three months ended December 31, 2019, partially offset by the benefits from a foreign tax election in the three months ended December 31, 2020.

The effective tax rate for the six months ended December 31, 2020 and 2019 was 21.8% and 21.6%, respectively. The increase in the effective tax rate is primarily due to the benefit from a valuation allowance release related to foreign tax credits carryforwards in the six months ended December 31, 2019 and a decrease in the excess tax benefit on stock-based compensation, partially offset by favorable adjustments to prior year tax liabilities and the benefits from a foreign tax election in the six months ended December 31, 2020.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended December 31, 2020 and 2019 was 22.2% and 22.0%, respectively. The adjusted effective tax rate for the six months ended December 31, 2020 and 2019 was 21.8% and 21.6%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS

For the three months ended December 31:

Growth:	â	1%	á	1%

For the six months ended December 31:

Growth:	á	1%	á	2%

For the three and six months ended December 31, 2020, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended December 31, 2020, diluted EPS increased as a result of fewer shares outstanding resulting from the repurchase of approximately 1.6 million shares during the three months ended December 31, 2020 and 1.8 million shares during the three months ended December 31, 2019, partially offset by the issuances of shares under our employee benefit plans and a decrease in net earnings.

For the six months ended December 31, 2020, diluted EPS increased as a result of an increase in net earnings and the impact of fewer shares outstanding resulting from the repurchase of approximately 3.2 million shares during the six months ended December 31, 2020 and 3.7 million shares during the six months ended December 31, 2019, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

For the three months ended December 31:

Growth:	â	1%	Flat

For the six months ended December 31:

Growth:	á	1%	á	2%

For the three and six months ended December 31, 2020, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Six Months Ended
	December 31,				December 31,		% Change
	2020	2019	As Reported	Organic constant currency	2020	2019	As Reported	Organic constant currency
Employer Services	$2,510.6	$2,537.5	(1)%	(2)%	$4,887.4	$4,978.9	(2)%	(2)%
PEO Services	1,186.1	1,134.7	5%	5%	2,282.0	2,191.5	4%	4%
Other	(1.0)	(2.7)	n/m	n/m	(2.9)	(5.2)	n/m	n/m
	$3,695.7	$3,669.5	1%	—%	$7,166.5	$7,165.2	—%	—%

	Earnings before Income Taxes
	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2020	2019	As Reported	2020	2019	As Reported
Employer Services	$758.6	$766.3	(1)%	$1,447.8	$1,445.7	—%
PEO Services	187.4	168.0	12%	346.8	317.3	9%
Other	(113.4)	(98.8)	n/m	(196.8)	(188.4)	n/m
	$832.6	$835.5	—%	$1,597.8	$1,574.6	1%

n/m - not meaningful

Employer Services

Revenues

Revenues decreased for the three months ended December 31, 2020 due to one percentage point of unfavorability from our interest earned on funds held for clients and decreases in our pays per control of 6%. These decreases were partially offset by strong retention, new business started from New Business Bookings and one percentage point of favorability from foreign currency.

Revenues decreased for the six months ended December 31, 2020 due to one percentage point of unfavorability from our interest earned on funds held for clients and decreases in our pays per control of 7%. These decreases were partially offset by strong retention and new business started from New Business Bookings.

Earnings before Income Taxes

Employer Services' earnings before income taxes decreased for the three months ended December 31, 2020 due to decreased revenues discussed above, partially offset by decreases in expenses. The decreases in expenses were due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions. Additionally, decreases in expenses were due to a decrease in selling expenses and reduced travel expenses. These decreases in expenses were partially offset by an increase in incentive compensation costs and an increase in amortization expense.

Employer Services' earnings before income taxes was flat for the six months ended December 31, 2020 due to decreased revenues discussed above, offset by decreases in expenses. The decreases in expenses were due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions. Additionally, decreases in expenses were due to a decrease in selling expenses and reduced facilities costs and reduced travel expenses. These decreases were partially offset by an increase incentive compensation costs and an increase in amortization expense.

For the three and six months ended December 31, respectively:

Growth:	Flat	á	60bps

Employer Services' margin was flat for the three months ended December 31, 2020 due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions, decreased selling expenses, and reduced travel expenses. These were offset by an increase in incentive compensation costs and an increase in amortization expense.

Employer Services' margin increased for the six months ended December 31, 2020 due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions. In addition, our margin improvement was aided by decreased selling expenses, reduced facilities costs and reduced travel expenses. These were partially offset by an increase in incentive compensation costs and an increase in amortization expense.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Six Months Ended		Change
	December 31,				December 31,
	2020	2019	$	%	2020	2019	$	%
PEO Services' revenues	$1,186.1	$1,134.7	$51.4	5%	$2,282.0	$2,191.5	$90.5	4%
Less: PEO zero-margin benefits pass-throughs	765.9	722.4	43.5	6%	1,507.0	1,421.5	85.5	6%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$420.2	$412.3	$7.9	2%	$775.0	$770.0	$5.0	1%

PEO Services' revenues increased 5% and 4% for the three and six months ended December 31, 2020, respectively, due to an increase in zero-margin benefits pass-throughs partially offset by a 2% decrease in the number of Average Worksite Employees for the three and six months ended December 31, 2020, respectively.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 12% and 9% for the three and six months ended December 31, 2020, respectively, due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were related to increases in zero-margin benefits pass-through costs of $43.5 million and $85.5 million, respectively, described above, partially offset by decreases in selling expenses. In addition, the increase in expenses for the six months ended December 31, 2020 was partially offset by changes in our estimated losses related to ADP Indemnity.

For the three and six months ended December 31, respectively:

Growth:	á	100bps	á	70bps

PEO Services' margin increased due to an increase in revenues as discussed above and a decrease in selling expenses in the three months ended December 31, 2020, as compared to the three months ended December 31, 2019.

PEO Services' margin increased due to an increase in revenues as discussed above, a decrease in selling expenses and a change in our estimated losses related to ADP Indemnity in the six months ended December 31, 2020, as compared to the six months ended December 31, 2019.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment. Beginning in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $4.8 million and $15.2 million for the three and six months ended December 31, 2020, respectively, compared to approximately $4.7 million and $8.1 million for the three and six months ended December 31, 2019, respectively, which were primarily a result of changes in our estimated actuarial losses. In July 2020, ADP Indemnity paid a premium of $240 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2021 policy year on terms substantially similar to the fiscal 2020 reinsurance policy.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2020	2019	As Reported	2020	2019	As Reported

Net earnings	$647.5	$651.6	(1)%	$1,249.6	$1,234.0	1%
Adjustments:
Provision for income taxes	185.1	183.9		348.2	340.6
All other interest expense (a)	13.2	14.7		27.3	29.5
All other interest income (a)	(1.5)	(5.4)		(3.3)	(13.8)
Gain on sale of assets	—	(0.2)		—	(0.2)
Transformation initiatives (b)	3.3	9.1		4.1	8.6
Excess capacity severance charges (c)	0.5	—		2.9	—
Adjusted EBIT	$848.1	$853.7	(1)%	$1,628.8	$1,598.7	2%
Adjusted EBIT Margin	22.9%	23.3%		22.7%	22.3%

Provision for income taxes	$185.1	$183.9	1%	$348.2	$340.6	2%
Adjustments:
Gain on sale of assets (d)	—	(0.1)		—	(0.1)
Transformation initiatives (d)	0.8	2.3		1.0	2.1
Excess capacity severance charges (d)	0.1	—		0.7	—
Adjusted provision for income taxes	$186.0	$186.1	—%	$349.9	$342.6	2%
Adjusted effective tax rate (e)	22.2%	22.0%		21.8%	21.6%

Net earnings	$647.5	$651.6	(1)%	$1,249.6	$1,234.0	1%
Adjustments:
Gain on sale of assets	—	(0.2)		—	(0.2)
Income tax provision on gain on sale of assets (d)	—	0.1		—	0.1
Transformation initiatives (b)	3.3	9.1		4.1	8.6
Income tax benefit for transformation initiatives (d)	(0.8)	(2.3)		(1.0)	(2.1)
Excess capacity severance charges (c)	0.5	—		2.9	—
Income tax benefit for excess capacity severance charges (d)	(0.1)	—		(0.7)	—
Adjusted net earnings	$650.4	$658.3	(1)%	$1,254.9	$1,240.4	1%

Diluted EPS	$1.51	$1.50	1%	$2.91	$2.84	2%
Adjustments:
Gain on sale of assets	—	—		—	—
Transformation initiatives (b) (d)	0.01	0.02		0.01	0.01
Excess capacity severance charges (c) (d)	—	—		0.01	—
Adjusted diluted EPS	$1.52	$1.52	—%	$2.92	$2.86	2%

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

(b) In the three months ended December 31, 2020, transformation initiatives include charges related to impairment charges of operating right-of-use assets and certain related fixed assets associated with the vacating of certain leased locations (“lease asset impairment”) and net charges related to other transformation initiatives, including severance. In the six months ended December 31, 2020, transformation initiatives include charges related to impairment charges as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale and lease asset impairment charges partially offset by net reversals of charges related to other transformation initiatives, including severance. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions taken as part of our broad-based, company-wide transformation initiative.

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

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2020	2020
Consolidated revenue growth as reported	1%	—%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	(1)%	—%
Consolidated revenue growth, organic constant currency	—%	—%

Employer Services revenue growth as reported	(1)%	(2)%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	-1%	—%
Employer Services revenue growth, organic constant currency	(2)%	(2)%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, cash and cash equivalents were $1.6 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at December 31, 2020 and we have sufficient liquidity as noted above; however, given the continuing uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our financial condition and liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Six Months Ended
	December 31,
	2020	2019	$ Change
Cash provided by / (used in):
Operating activities	$1,188.3	$1,130.9	$57.4
Investing activities	(949.6)	(124.9)	(824.7)
Financing activities	8,751.5	5,525.1	3,226.4
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	84.7	(12.2)	96.9
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$9,074.9	$6,518.9	$2,556.0

Net cash flows provided by operating activities increased due to growth in our business supplemented by net favorable change in the components of working capital as compared to the six months ended December 31, 2019.

Net cash flows from investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $842.2 million, lower payments related to acquisitions of intangibles and payments related to capital expenditures partially offset by lower proceeds from the sale of assets in the six months ended December 31, 2020.

Net cash flows from financing activities changed due to a net increase in the cash flow from client funds obligations of $2,942.7 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, proceeds from debt issuance, a net repayment of reverse repurchase agreements and less cash paid for share repurchases. These were partially offset by payments of debt, more cash returned to shareholders via dividends, and settlement of cash flow hedges in the six months ended December 31, 2020.

We purchased approximately 3.2 million shares of our common stock at an average price per share of $149.39 during the six months ended December 31, 2020, as compared to purchases of 3.7 million shares at an average price per share of $164.99 during the six months ended December 31, 2019. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2020 and June 30, 2020, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Average daily borrowings (in billions)	$1.8	$3.5	$2.1	$3.7
Weighted average interest rates	0.1%	1.7%	0.1%	2.0%
Weighted average maturity (approximately in days)	1 day	2 days	1 day	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2020, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2020, the Company had $13.6 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Average outstanding balances	$83.2	$335.9	$117.8	$381.2
Weighted average interest rates	0.3%	1.7%	0.3%	1.8%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2024 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2020 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, equipment lease, and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through December 31, 2020. In addition, we own senior, unsecured, non-callable debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the six months ended December 31, 2020 were $79.7 million, as compared to $94.1 million for the six months ended December 31, 2019. We expect capital expenditures in fiscal 2021 to be between $150 million and $175 million, as compared to $168.3 million in fiscal 2020.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.7 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), and our ability to engage in reverse repurchase agreement transactions and available borrowings under our $9.7 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, including the COVID-19 pandemic, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Average investment balances at cost:
Corporate investments	$3,504.5	$5,142.0	$3,869.5	$5,598.5
Funds held for clients	25,109.5	25,051.7	23,540.2	24,366.6
Total	$28,614.0	$30,193.7	$27,409.7	$29,965.1

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.2%	2.0%	1.3%	2.1%
Funds held for clients	1.7%	2.2%	1.8%	2.2%
Total	1.6%	2.2%	1.7%	2.2%

Net realized (gains)/losses on available-for-sale securities	$(7.7)	$(7.1)	$(8.0)	$(9.4)

	December 31, 2020	June 30, 2020
Net unrealized pre-tax gains on available-for-sale securities	$800.1	$876.8

Total available-for-sale securities at fair value	$22,350.5	$21,576.6

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio decreased from 2.2% for the six months ended December 31, 2019 to 1.7% for the six months ended December 31, 2020. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $21 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2021. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2021.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA-rated and AA- rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial-mortgage-backed securities. Approximately 77% of our available-for-sale securities held a AAA-rating or AA-rating at December 31, 2020. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2020	612,071	$146.77	609,713	$4,148,324,224

November 1 to 30, 2020	470,964	$170.80	468,369	$4,068,334,335

December 1 to 31, 2020	504,313	$174.84	503,385	$3,980,325,850
Total	1,587,348		1,581,467

(1)  During the three months ended December 31, 2020, pursuant to the terms of our restricted stock program, the Company purchased 5,881 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)  The Company received the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval
November 2019	$5 billion

There is no expiration date for the common stock repurchase authorization.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 1, 2021	/s/ Kathleen A. Winters Kathleen A. Winters

Chief Financial Officer (Title)