Form 10-Q
period 2021-03-31
AUTOMATIC DATA PROCESSING INC
filed 2021-04-30
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
The number of shares outstanding of the registrant’s common stock as of April 27, 2021 was 425,518,320.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,671.2	$2,652.1	$7,346.1	$7,356.7
Interest on funds held for clients	107.4	158.9	319.2	430.4
PEO revenues (A)	1,323.4	1,236.8	3,603.1	3,425.9
TOTAL REVENUES	4,102.0	4,047.8	11,268.4	11,213.0

EXPENSES:
Costs of revenues:
Operating expenses	1,999.5	1,974.1	5,609.5	5,597.8
Systems development and programming costs	178.6	172.1	521.8	509.0
Depreciation and amortization	100.0	92.9	303.5	271.2
TOTAL COSTS OF REVENUES	2,278.1	2,239.1	6,434.8	6,378.0

Selling, general, and administrative expenses	763.0	756.6	2,199.8	2,237.4
Interest expense	13.5	20.0	42.4	91.5
TOTAL EXPENSES	3,054.6	3,015.7	8,677.0	8,706.9

Other (income)/expense, net	(18.8)	(44.6)	(72.7)	(145.2)

EARNINGS BEFORE INCOME TAXES	1,066.2	1,076.7	2,664.1	2,651.3

Provision for income taxes	255.5	255.8	603.8	596.4

NET EARNINGS	$810.7	$820.9	$2,060.3	$2,054.9

BASIC EARNINGS PER SHARE	$1.90	$1.91	$4.82	$4.76

DILUTED EARNINGS PER SHARE	$1.90	$1.90	$4.80	$4.74

Basic weighted average shares outstanding	425.8	430.0	427.3	431.4
Diluted weighted average shares outstanding	427.7	431.8	428.9	433.5

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $13,894.6 million and $12,643.6 million for the three months ended March 31, 2021 and 2020, respectively, and $38,259.5 million and $35,525.8 million for the nine months ended March 31, 2021 and 2020, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net earnings	$810.7	$820.9	$2,060.3	$2,054.9

Other comprehensive income/(loss):
Currency translation adjustments	(27.5)	(68.4)	84.8	(83.0)

Unrealized net (losses)/gains on available-for-sale securities	(352.5)	139.3	(421.2)	199.9
Tax effect	79.2	(32.2)	94.7	(45.4)
Reclassification of net (gains)/losses on available-for-sale securities to net earnings	0.4	(2.5)	(7.6)	(11.9)
Tax effect	(0.1)	0.6	1.7	2.6

Unrealized (losses)/gains on cash flow hedging activities	—	(38.2)	(3.3)	(37.4)
Tax effect	—	9.5	0.8	9.2
Amortization of unrealized losses on cash flow hedging activities	1.1	—	2.7	—
Tax effect	(0.3)	—	(0.6)	—

Reclassification of pension liability adjustment to net earnings	2.8	(15.0)	7.8	(14.8)
Tax effect	(1.1)	3.7	(2.7)	3.7

Other comprehensive (loss)/income, net of tax	(298.0)	(3.2)	(242.9)	22.9
Comprehensive income	$512.7	$817.7	$1,817.4	$2,077.8

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,891.5	$1,908.5
Accounts receivable, net of allowance for doubtful accounts of $83.1 and $92.5, respectively	2,765.4	2,441.3
Other current assets	604.5	506.2
Total current assets before funds held for clients	5,261.4	4,856.0
Funds held for clients	41,491.0	26,708.1
Total current assets	46,752.4	31,564.1
Long-term receivables, net of allowance for doubtful accounts of $0.5 and $0.5, respectively	12.9	18.6
Property, plant and equipment, net	701.4	703.9
Operating lease right-of-use asset	493.8	493.7
Deferred contract costs	2,425.5	2,401.6
Other assets	475.1	458.4
Goodwill	2,333.8	2,309.4
Intangible assets, net	1,212.8	1,215.8
Total assets	$54,407.7	$39,165.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112.2	$102.0
Accrued expenses and other current liabilities	2,000.9	1,980.7
Accrued payroll and payroll-related expenses	762.1	557.0
Dividends payable	392.7	387.3
Short-term deferred revenues	200.7	212.5
Obligations under reverse repurchase agreements (A)	—	13.6
Short-term debt	—	1,001.8
Income taxes payable	103.6	40.1
Total current liabilities before client funds obligations	3,572.2	4,295.0
Client funds obligations	41,043.0	25,831.6
Total current liabilities	44,615.2	30,126.6
Long-term debt	1,994.3	1,002.8
Operating lease liabilities	360.9	344.4
Other liabilities	806.5	837.0
Deferred income taxes	592.0	731.9
Long-term deferred revenues	364.9	370.6
Total liabilities	48,733.8	33,413.3

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2021 and June 30, 2020; outstanding, 426.0 and 429.9 shares at March 31, 2021 and June 30, 2020, respectively	63.9	63.9
Capital in excess of par value	1,479.8	1,333.8
Retained earnings	19,307.5	18,436.3
Treasury stock - at cost: 212.7 and 208.9 shares at March 31, 2021 and June 30, 2020, respectively	(14,919.6)	(14,067.0)
Accumulated other comprehensive income (loss)	(257.7)	(14.8)
Total stockholders’ equity	5,673.9	5,752.2
Total liabilities and stockholders’ equity	$54,407.7	$39,165.5

(A) As of June 30, 2020, $13.6 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net earnings	$2,060.3	$2,054.9
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	384.7	355.5
Amortization of deferred contract costs	700.5	687.4
Deferred income taxes	(38.3)	57.7
Stock-based compensation expense	126.4	106.7
Net pension income	(35.9)	(14.6)
Net amortization of premiums and accretion of discounts on available-for-sale securities	48.7	40.7
Impairment of assets	7.6	—
Gain on sale of assets	(3.4)	(2.1)
Other	18.2	44.9
Changes in operating assets and liabilities:
Increase in accounts receivable	(365.2)	(281.6)
Increase in other assets	(794.0)	(762.3)
Increase/(Decrease) in accounts payable	9.8	(3.6)
Increase/(Decrease) in accrued expenses and other liabilities	321.1	(34.0)
Net cash flows provided by operating activities	2,440.5	2,249.6

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(7,148.3)	(3,894.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	5,159.6	4,749.9
Capital expenditures	(145.3)	(139.3)
Additions to intangibles	(240.2)	(261.0)
Proceeds from sale of property, plant, and equipment and other assets	7.8	23.6
Net cash flows (used in)/provided by investing activities	(2,366.4)	478.6

Cash Flows from Financing Activities:
Net increase in client funds obligations	14,999.9	1,351.5
Payments of debt	(1,001.6)	(1.6)
Proceeds from the issuance of debt	991.1	—
Settlement of cash flow hedges	(43.6)	—
Repurchases of common stock	(902.5)	(1,006.3)
Net proceeds from stock purchase plan and stock-based compensation plans	73.5	33.3
Dividends paid	(1,179.5)	(1,078.9)
Net payments related to reverse repurchase agreements	(13.6)	(262.0)
Net cash flows provided by/(used in) financing activities	12,923.7	(964.0)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	70.4	(41.4)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	13,068.2	1,722.8

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	7,053.6	6,796.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$20,121.8	$8,519.0

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,891.5	$1,705.0
Restricted cash and restricted cash equivalents included in funds held for clients (A)	18,230.3	6,814.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$20,121.8	$8,519.0

Supplemental disclosures of cash flow information:
Cash paid for interest	$52.3	$103.8
Cash paid for income taxes, net of income tax refunds	$570.1	$520.2
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

The following tables provide details of revenue by our strategic pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Types of Revenues	2021	2020	2021	2020
HCM	$1,851.3	$1,858.3	$5,006.7	$5,074.8
HRO, excluding PEO zero-margin benefits pass-throughs	791.5	742.4	2,042.6	1,983.6
PEO zero-margin benefits pass-throughs	784.7	747.9	2,291.7	2,169.4
Global	567.1	540.3	1,608.2	1,554.8
Interest on funds held for clients	107.4	158.9	319.2	430.4
Total Revenues	$4,102.0	$4,047.8	$11,268.4	$11,213.0

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,852.6	$—	$(1.3)	$1,851.3
HRO, excluding PEO zero-margin benefits pass-throughs	253.6	538.7	(0.8)	791.5
PEO zero-margin benefits pass-throughs	—	784.7	—	784.7
Global	567.1	—	—	567.1
Interest on funds held for clients	106.7	0.7	—	107.4
Total Segment Revenues	$2,780.0	$1,324.1	$(2.1)	$4,102.0

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,859.8	$—	$(1.5)	$1,858.3
HRO, excluding PEO zero-margin benefits pass-throughs	254.1	489.0	(0.7)	742.4
PEO zero-margin benefits pass-throughs	—	747.9	—	747.9
Global	540.3	—	—	540.3
Interest on funds held for clients	157.5	1.4	—	158.9
Total Segment Revenues	$2,811.7	$1,238.3	$(2.2)	$4,047.8

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,010.1	$—	$(3.4)	$5,006.7
HRO, excluding PEO zero-margin benefits pass-throughs	732.9	1,311.4	(1.7)	2,042.6
PEO zero-margin benefits pass-throughs	—	2,291.7	—	2,291.7
Global	1,608.2	—	—	1,608.2
Interest on funds held for clients	316.2	3.0	—	319.2
Total Segment Revenues	$7,667.4	$3,606.1	$(5.1)	$11,268.4

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,079.6	$—	$(4.8)	$5,074.8
HRO, excluding PEO zero-margin benefits pass-throughs	729.7	1,256.5	(2.6)	1,983.6
PEO zero-margin benefits pass-throughs	—	2,169.4	—	2,169.4
Global	1,554.8	—	—	1,554.8
Interest on funds held for clients	426.5	3.9	—	430.4
Total Segment Revenues	$7,790.6	$3,429.8	$(7.4)	$11,213.0

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the nine months ended March 31, 2021 were as follows:

Contract Liability
Contract liability, July 1, 2020	$522.7
Recognition of revenue included in beginning of year contract liability	(125.8)
Contract liability, net of revenue recognized on contracts during the period	100.5
Currency translation adjustments	22.7
Contract liability, March 31, 2021	$520.1

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2021
Net earnings	$810.7			$810.7
Weighted average shares (in millions)	425.8	0.8	1.1	427.7
EPS	$1.90			$1.90
Three Months Ended March 31, 2020
Net earnings	$820.9			$820.9
Weighted average shares (in millions)	430.0	0.9	0.9	431.8
EPS	$1.91			$1.90

Nine Months Ended March 31, 2021
Net earnings	$2,060.3			$2,060.3
Weighted average shares (in millions)	427.3	0.7	0.9	428.9
EPS	$4.82			$4.80
Nine Months Ended March 31, 2020
Net earnings	$2,054.9			$2,054.9
Weighted average shares (in millions)	431.4	1.1	1.0	433.5
EPS	$4.76			$4.74

Options to purchase 0.4 million and 1.3 million shares of common stock for the three months ended March 31, 2021 and 2020, respectively, and 1.7 million and 1.1 million shares of common stock for the nine months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Interest income on corporate funds	$(4.7)	$(12.1)	$(28.9)	$(70.1)
Realized (gains) / losses on available-for-sale securities, net	0.4	(2.5)	(7.6)	(11.9)
Impairment of assets	2.6	—	7.6	—
Gain on sale of assets	(1.6)	—	(3.4)	(2.1)
Non-service components of pension income, net (see Note 11)	(15.5)	(30.0)	(40.4)	(61.1)
Other (income)/expense, net	$(18.8)	$(44.6)	$(72.7)	$(145.2)
Other (income)/expense, net, decreased for the three and nine months ended March 31, 2021 primarily as a result of a decrease in interest income on corporate funds due to lower interest rates earned. See Note 11 for further details on non-service components of pension (income)/expense, net.

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$20,121.8	$—	$—	$20,121.8
Available-for-sale securities:
Corporate bonds	11,122.8	314.7	(83.8)	11,353.7
Asset-backed securities	2,538.5	68.6	(1.9)	2,605.2
U.S. Treasury securities	3,595.5	76.6	(13.3)	3,658.8
U.S. government agency securities	1,428.2	20.1	(15.2)	1,433.1
Canadian government obligations and Canadian government agency obligations	1,406.0	15.8	(10.8)	1,411.0
Commercial mortgage-backed securities	795.3	39.8	(0.3)	834.8
Canadian provincial bonds	887.2	22.9	(8.2)	901.9
Other securities	1,049.7	32.6	(9.6)	1,072.7

Total available-for-sale securities	22,823.2	591.1	(143.1)	23,271.2

Total corporate investments and funds held for clients	$42,945.0	$591.1	$(143.1)	$43,393.0
(A) Included within available-for-sale securities are corporate investments with fair values of $10.5 million and funds held for clients with fair values of $23,260.7 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2020. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at March 31, 2021.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2021, are as follows:

	March 31, 2021
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(83.8)	$3,777.0	$—	$—	$(83.8)	$3,777.0
Asset-backed securities	(1.9)	191.9	—	—	(1.9)	191.9
U.S. Treasury securities	(13.3)	768.8	—	—	(13.3)	768.8
U.S. government agency securities	(15.2)	871.0	—	—	(15.2)	871.0
Canadian government obligations and Canadian government agency obligations	(10.8)	663.3	—	—	(10.8)	663.3
Commercial mortgage-backed securities	(0.3)	10.9	—	1.3	(0.3)	12.2
Canadian provincial bonds	(8.2)	250.8	—	—	(8.2)	250.8
Other securities	(9.5)	289.2	(0.1)	1.9	(9.6)	291.1
	$(143.0)	$6,822.9	$(0.1)	$3.2	$(143.1)	$6,826.1

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

At March 31, 2021, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2021 through March 2031.

At March 31, 2021, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $1,394.6 million, $851.4 million, $283.0 million, and $75.5 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through March 31, 2021.

At March 31, 2021, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $780.8 million and $556.7 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from June 2021 through March 2031.

At March 31, 2021, U.S government agency commercial mortgage-backed securities of $834.8 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At March 31, 2021, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $566.3 million and AA-rated United Kingdom Gilt securities of $236.4 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2021	2020
Corporate investments:
Cash and cash equivalents	$1,891.5	$1,908.5
Short-term marketable securities (a)	10.5	—
Long-term marketable securities (b)	—	13.6
Total corporate investments	$1,902.0	$1,922.1

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2021	2020
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$18,230.3	$5,145.1
Restricted short-term marketable securities held to satisfy client funds obligations	3,905.5	5,541.2
Restricted long-term marketable securities held to satisfy client funds obligations	19,355.2	16,021.8
Total funds held for clients	$41,491.0	$26,708.1

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $41,043.0 million and $25,831.6 million at March 31, 2021 and June 30, 2020, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2021 and June 30, 2020, $36,686.9 million and $23,740.0 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

Approximately 74% of the available-for-sale securities held a AAA-rating or AA-rating at March 31, 2021, as rated by Moody's, Standard & Poor's, DBRS for Canadian dollar-denominated securities, and Fitch for asset-backed and commercial mortgage-backed securities.  All available-for-sale securities were rated as investment grade at March 31, 2021.

Expected maturities of available-for-sale securities at March 31, 2021 are as follows:

One year or less	$3,916.0
One year to two years	4,603.5
Two years to three years	3,008.1
Three years to four years	2,797.0
After four years	8,946.6
Total available-for-sale securities	$23,271.2

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

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating lease cost	$39.5	$34.8	$118.6	$121.3
Short-term lease cost	0.3	1.6	1.0	5.6
Variable lease cost	2.5	2.9	6.8	4.9
Total operating lease cost	$42.3	$39.3	$126.4	$131.8

The following table provides supplemental cash flow information related to the Company's leases:

	Nine Months Ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities	$111.9	$186.9
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$107.4	$142.9

Other information related to our operating lease liabilities is as follows:

	March 31,	June 30,
	2021	2020
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.1%	2.3%
Current operating lease liability	$96.2	$95.5

As of March 31, 2021, maturities of operating lease liabilities are as follows:

Three months ending June 30, 2021	$26.2
Twelve months ending June 30, 2022	103.0
Twelve months ending June 30, 2023	90.5
Twelve months ending June 30, 2024	69.3
Twelve months ending June 30, 2025	53.0
Thereafter	144.1
Total undiscounted lease obligations	486.1
Less: Imputed interest	(29.0)
Net lease obligations	$457.1

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2021 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2020	$2,304.6	$4.8	$2,309.4
Currency translation adjustments	24.4	—	24.4
Balance at March 31, 2021	$2,329.0	$4.8	$2,333.8

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2021	2020
Intangible assets:
Software and software licenses	$2,902.0	$2,719.1
Customer contracts and lists	1,040.2	1,021.2
Other intangibles	239.4	239.2
	4,181.6	3,979.5
Less accumulated amortization:
Software and software licenses	(2,041.7)	(1,912.0)
Customer contracts and lists	(699.9)	(628.3)
Other intangibles	(227.2)	(223.4)
	(2,968.8)	(2,763.7)
Intangible assets, net	$1,212.8	$1,215.8

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 5 years for customer contracts and lists, and 3 years for other intangibles).  Amortization of intangible assets was $81.0 million and $71.9 million for the three months ended March 31, 2021 and 2020, respectively, and $245.9 million and $211.0 million for the nine months ended March 31, 2021 and 2020, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2021	$85.8
Twelve months ending June 30, 2022	$292.1
Twelve months ending June 30, 2023	$237.8
Twelve months ending June 30, 2024	$188.0
Twelve months ending June 30, 2025	$130.1
Twelve months ending June 30, 2026	$80.2

Note 9. Short-term Financing

The Company has a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option.  The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.75 billion credit facility maturing in June 2023 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2021 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2021 and June 30, 2020, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Average daily borrowings (in billions)	$0.7	$1.2	$1.6	$2.9
Weighted average interest rates	0.1%	1.5%	0.1%	1.9%
Weighted average maturity (approximately in days)	1 day	1 day	1 day	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2021, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2020, the Company had $13.6 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Average outstanding balances	$54.9	$123.2	$97.1	$295.9
Weighted average interest rates	0.2%	1.6%	0.3%	1.8%

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
The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2021 and June 30, 2020, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2021	June 30, 2020
Fixed-rate 2.250% notes due September 15, 2020	2.37%	$—	$1,000.0
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	—
Other		7.2	8.4
		2,007.2	2,008.4
Less: current portion (a)		(1.2)	(1,001.8)
Less: unamortized discount and debt issuance costs		(11.7)	(3.8)
Total long-term debt		$1,994.3	$1,002.8

(a) - Current portion of long-term debt as of March 31, 2021 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2021, the fair value of the Notes, based on Level 2 inputs, was $2,016.8 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2020.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 2.5 million and 2.5 million shares in the three months ended March 31, 2021 and 2020, respectively, and repurchased 5.7 million and 6.2 million shares in the nine months ended March 31, 2021 and 2020, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and nine months ended March 31, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating expenses	$4.8	$3.0	$13.2	$10.5
Selling, general and administrative expenses	34.8	26.1	95.7	82.3
System development and programming costs	5.9	4.3	17.5	13.9
Total stock-based compensation expense	$45.5	$33.4	$126.4	$106.7

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

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost – benefits earned during the period	$1.2	$14.9	$3.6	$44.8
Interest cost on projected benefits	12.8	15.5	38.3	46.3
Expected return on plan assets	(30.4)	(29.5)	(91.1)	(88.4)
Net amortization and deferral	2.5	1.9	7.5	4.8
Settlement charges and special termination benefits	—	(17.0)	5.8	(22.1)
Net pension (income)/expense	$(13.9)	$(14.2)	$(35.9)	$(14.6)

The U.S. pension plan, which is currently closed to new entrants, has been frozen effective July 1, 2020. Benefits under the plan continued to accrue through June 30, 2020, and as of July 1, 2020 and onward, participants will retain their accrued benefits and will not accrue any future benefits due to service rendered or pay increases. As a result of the freeze, the Company recognized $17.0 million of prior service credits during the three months ended March 31, 2020 within Other Income, net, which were previously recognized within accumulated other comprehensive income (see Note 15).

Note 12. Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 was 24.0% and 23.8%, respectively. The increase in the effective tax rate is primarily due to the benefit of a foreign tax law change in the three months ended March 31, 2020 and a decrease in the excess tax benefit on stock-based compensation, partially offset by higher reserves for uncertain tax positions and foreign withholding taxes on future distributions in the three months ended March 31, 2020.

The effective tax rate for the nine months ended March 31, 2021 and 2020 was 22.7% and 22.5%, respectively. The increase in the effective tax rate is primarily due to the benefit from a valuation allowance release related to foreign tax credits carryforwards in the nine months ended March 31, 2020 and a decrease in the excess tax benefit on stock-based compensation, partially offset by favorable adjustments to prior year tax liabilities and the benefits from a foreign tax election in the nine months ended March 31, 2021.

Note 13. Commitments and Contingencies

In June 2018, a potential class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois asserting that ADP violated the Illinois Biometric Privacy Act in connection with its collection, use and storage of biometric data of employees of its clients who are residents of Illinois. In addition, similar potential class action complaints have been filed in Illinois state courts against ADP and/or certain of its clients with respect to the collection, use and storage of biometric data of the employees of these clients. In June 2020, the Company reached a settlement of all outstanding claims against it for $25.0 million. In February 2021, the court granted final approval of the $25.0 million settlement. The Company does not expect that any of the remaining cases against its clients will result in any material liabilities to the Company.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	March 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2020	$63.9	$1,407.6	$18,893.6	$(14,505.4)	$40.3	$5,900.0
Net earnings	—	—	810.7	—	—	810.7
Other comprehensive income	—	—	—	—	(298.0)	(298.0)
Stock-based compensation expense	—	38.8	—	—	—	38.8
Issuances relating to stock compensation plans	—	33.4	—	19.7	—	53.1
Treasury stock acquired (2.5 million shares repurchased)	—	—	—	(433.9)	—	(433.9)
Dividends declared ($0.93 per share)	—	—	(396.8)	—	—	(396.8)
Balance at March 31, 2021	$63.9	$1,479.8	$19,307.5	$(14,919.6)	$(257.7)	$5,673.9

	Three Months Ended
	March 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2019	$63.9	$1,253.7	$17,987.6	$(13,709.6)	$(231.2)	$5,364.4
Net earnings	—	—	820.9	—	—	820.9
Other comprehensive income	—	—	—	—	(3.2)	(3.2)
Stock-based compensation expense	—	30.8	—	—	—	30.8
Issuances relating to stock compensation plans	—	30.6	—	23.0	—	53.6
Treasury stock acquired (2.5 million shares repurchased)	—	—	—	(383.8)	—	(383.8)
Dividends declared ($0.91 per share)	—	—	(392.0)	—	—	(392.0)
Balance at March 31, 2020	$63.9	$1,315.1	$18,416.5	$(14,070.4)	$(234.4)	$5,490.7

	Nine Months Ended
	March 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2020	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)	$5,752.2
Net earnings	—	—	2,060.3	—	—	2,060.3
Other comprehensive income	—	—	—	—	(242.9)	(242.9)
Stock-based compensation expense	—	114.5	—	—	—	114.5
Issuances relating to stock compensation plans	—	31.5	—	102.7	—	134.2
Treasury stock acquired (5.7 million shares repurchased)	—	—	—	(955.3)	—	(955.3)
Dividends declared ($2.77 per share)	—	—	(1,189.1)	—	—	(1,189.1)
Balance at March 31, 2021	$63.9	$1,479.8	$19,307.5	$(14,919.6)	$(257.7)	$5,673.9

	Nine Months Ended
	March 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2019	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)	$5,399.9
Net earnings	—	—	2,054.9	—	—	2,054.9
Other comprehensive income	—	—	—	—	22.9	22.9
Stock-based compensation expense	—	98.1	—	—	—	98.1
Issuances relating to stock compensation plans	—	33.8	—	107.9	—	141.7
Treasury stock acquired (6.2 million shares repurchased)	—	—	—	(1,087.8)	—	(1,087.8)
Dividends declared ($2.61 per share)	—	—	(1,132.1)	—	—	(1,132.1)
Other	—	—	(6.9)	—	—	(6.9)
Balance at March 31, 2020	$63.9	$1,315.1	$18,416.5	$(14,070.4)	$(234.4)	$5,490.7

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2021
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2020	$(209.9)	$621.0		$(31.5)		$(339.3)		$40.3
Other comprehensive (loss)/income before reclassification adjustments	(27.5)	(352.5)		—		—		(380.0)
Tax effect	—	79.2		—		—		79.2
Reclassification adjustments to net earnings	—	0.4	(A)	1.1	(C)	2.8	(B)	4.3
Tax effect	—	(0.1)		(0.3)		(1.1)		(1.5)
Balance at March 31, 2021	$(237.4)	$348.0		$(30.7)		$(337.6)		$(257.7)

	Three Months Ended
	March 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities	Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2019	$(283.8)	$264.6		$0.5	$(212.5)		$(231.2)
Other comprehensive (loss)/income before reclassification adjustments	(68.4)	139.3		(38.2)	—		32.7
Tax effect	—	(32.2)		9.5	—		(22.7)
Reclassification adjustments to net earnings	—	(2.5)	(A)	—	(15.0)	(B)	(17.5)
Tax effect	—	0.6		—	3.7		4.3
Balance at March 31, 2020	$(352.2)	$369.8		$(28.2)	$(223.8)		$(234.4)

	Nine Months Ended
	March 31, 2021
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)		$(342.7)		$(14.8)
Other comprehensive (loss)/income before reclassification adjustments	84.8	(421.2)		(3.3)		—		(339.7)
Tax effect	—	94.7		0.8		—		95.5
Reclassification adjustments to net earnings	—	(7.6)	(A)	2.7	(C)	7.8	(B)	2.9
Tax effect	—	1.7		(0.6)		(2.7)		(1.6)
Balance at March 31, 2021	$(237.4)	$348.0		$(30.7)		$(337.6)		$(257.7)

	Nine Months Ended
	March 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities	Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2019	$(269.2)	$224.6		$—	$(212.7)		$(257.3)
Other comprehensive (loss)/income before reclassification adjustments	(83.0)	199.9		(37.4)	—		79.5
Tax effect	—	(45.4)		9.2	—		(36.2)
Reclassification adjustments to net earnings	—	(11.9)	(A)	—	(14.8)	(B)	(26.7)
Tax effect	—	2.6		—	3.7		6.3
Balance at March 31, 2020	$(352.2)	$369.8		$(28.2)	$(223.8)		$(234.4)

(A) Reclassification adjustments out of AOCI are included within Other (income)/expense, net, on the Statements of Consolidated Earnings.

(B) Reclassification adjustments out of AOCI are included in net pension (income)/expense (see Note 11). The three and nine months ended March 31, 2020, include $17.0 million of prior service credits which were recognized as a component of net pension expense as a result of the U.S. pension plan freeze.

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Employer Services	$2,780.0	$2,811.7	$7,667.4	$7,790.6
PEO Services	1,324.1	1,238.3	3,606.1	3,429.8
Other	(2.1)	(2.2)	(5.1)	(7.4)
	$4,102.0	$4,047.8	$11,268.4	$11,213.0

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Employer Services	$980.0	$1,023.7	$2,427.8	$2,469.4
PEO Services	198.7	173.6	545.5	490.9
Other	(112.5)	(120.6)	(309.2)	(309.0)
	$1,066.2	$1,076.7	$2,664.1	$2,651.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; and the impact of any uncertainties related to major natural disasters or catastrophic events, including the coronavirus ("COVID-19") pandemic. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“fiscal 2020”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the nine months ended March 31, 2021 include:

Flat	Flat	1%
Revenue Growth	Earnings Before Income Taxes Margin Expansion	Diluted EPS Growth

Flat	Flat	1%
Organic Constant Currency Revenue Growth	Adjusted EBIT Margin Expansion	Adjusted Diluted EPS Growth

1%	Employer Services	(2)%	PEO Services
	New Business Bookings Growth		Average Worksite Employee Growth

$2.1B	Cash Returned via Shareholder Friendly Actions
	$1.2B Dividends | $0.9B Share Repurchases

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

We continue to execute well as we start to lap the impact of the pandemic. This quarter, our Employer Services new business bookings reaccelerated and we delivered 7% growth in the quarter, which resulted in 1% growth for the nine months ended March 31, 2021. We ended the quarter on a particularly strong note with record March bookings performance in Employer Services, well above pre-pandemic fiscal 2019 levels, which we see as a positive signal for client decision-making in the quarters ahead. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, was slightly lower than expected as it remained relatively flat from the 6% decline in the prior quarter and rounded to a decline of 7% in the nine months ended March 31, 2021. The PEO average number of Worksite Employees was flat on a year-over-year basis for the three months ended March 31, 2021 and decreased 2% for the nine months ended March 31, 2021. We continue to invest in headcount to support our growing client base, while focusing on prudent cost control and continuing to execute well on our transformation initiatives.

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

We have a strong business model, a highly cash generative business with low capital intensity, and we offer a suite of products that provide critical HCM support to our clients. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our product investments, our longer term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful operational transformation. Our financial condition remains solid at March 31, 2021, and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three months and nine months ended March 31, respectively:

Growth:	á	1%	Flat
Organic constant currency:	á	1%	Flat

Revenues for the three months ended March 31, 2021 increased due to an increase in zero-margin benefits pass-throughs, partially offset by one percentage point of pressure from our interest earned on funds held for clients, discussed below.

Revenues for the nine months ended March 31, 2021 were flat due to strong retention, new business started from New Business Bookings and an increase in zero-margin benefits pass-throughs, offset by one percentage point of pressure from our interest earned on funds held for clients discussed below and a decrease in our pays per control. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for both of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services, respectively.

Total revenues for the three months ended March 31, 2021 include interest on funds held for clients of $107.4 million, as compared to $158.9 million for the three months ended March 31, 2020. The decrease in the interest earned on funds held for clients resulted from the decrease in our average interest rate earned to 1.3% for the three months ended March 31, 2021, as compared to 2.0% for the three months ended March 31, 2020. The decrease was partially offset by an increase in our average client funds balances of 6.0% to $33.2 billion for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Total revenues for the nine months ended March 31, 2021 include interest on funds held for clients of $319.2 million, as compared to $430.4 million for the nine months ended March 31, 2020. The decrease in the interest earned on funds held for clients resulted from the decrease in our average interest rate earned to 1.6% for the nine months ended March 31, 2021, as compared to 2.2% for the nine months ended March 31, 2020.

Total Expenses

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2021	2020	% Change	2021	2020	% Change

Costs of revenues:
Operating expenses	$1,999.5	$1,974.1	1%	$5,609.5	$5,597.8	—%
Systems development and programming costs	178.6	172.1	4%	521.8	509.0	3%
Depreciation and amortization	100.0	92.9	8%	303.5	271.2	12%
Total costs of revenues	2,278.1	2,239.1	2%	6,434.8	6,378.0	1%
Selling, general and administrative expenses	763.0	756.6	1%	2,199.8	2,237.4	(2)%
Interest expense	13.5	20.0	(33)%	42.4	91.5	(54)%
Total expenses	$3,054.6	$3,015.7	1%	$8,677.0	$8,706.9	—%

For the three months ended March 31, 2021, operating expenses increased due to an increase in PEO zero-margin benefits pass-through costs to $784.7 million from $747.9 million for the three months ended March 31, 2021 and 2020, respectively, and the impact of foreign currency. The increases were partially offset by reduced costs from certain cost and headcount actions as a result of our broad-based transformation initiatives, including digital and procurement transformation initiatives (“broad-based transformation initiatives”) and reduced costs from excess capacity headcount actions. Additionally, increases were further offset by decreases in incentive compensation due to a one-time global associate assistance payment in response to COVID-19 in the three months ended March 31, 2020.

For the nine months ended March 31, 2021, operating expenses were flat due to an increase in our PEO Services zero-margin benefits pass-through costs to $2,291.7 million from $2,169.4 million for the nine months ended March 31, 2021 and 2020, respectively, the impact of foreign currency, and an increase in incentive compensation costs due to decreases in the prior year. These increases were offset by reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions, reduced travel expenses and decreased pension costs as a result of U.S. pension service costs that were eliminated with the July 1, 2020 cessation of U.S. participants accruing any future service benefits (“U.S. pension freeze”).

Systems development and programming costs increased for the three and nine months ended March 31, 2021 due to increased investments and costs to develop, support, and maintain our products, offset by capitalization of costs related to our strategic projects, including our next gen platforms. Depreciation and amortization expense increased due to the amortization of our acquisitions of intangibles and internally developed software.

Selling, general and administrative expenses increased for the three months ended March 31, 2021 due to an increase in incentive compensation costs, partially offset by a decrease in bad debt expense, reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions for non-sales associates, and decreased selling expense as a result of reduced travel expenses.

Selling, general and administrative expenses decreased for the nine months ended March 31, 2021 due to decreased selling expenses as a result of reduced travel expenses, capitalization of costs to obtain a contract under ASC 606 and reduced marketing expenses. Expenses were further reduced as a result of our broad-based transformation initiatives and excess capacity headcount actions for non-sales associates and a decrease in bad debt expense. The decreases were partially offset by an increase in incentive compensation costs and investments in our sales organization.

Interest expense decreased for the three and nine months ended March 31, 2021 due to a decrease in average interest rates for commercial paper borrowings to 0.1% and 0.1% for the three and nine months ended March 31, 2021, respectively, as compared to 1.5% and 1.9% for the three and nine months ended March 31, 2020, respectively. This was coupled with a decrease in average daily borrowings under our commercial paper program to $0.7 billion and $1.6 billion for the three and nine months ended March 31, 2021, respectively, as compared to $1.2 billion and $2.9 billion for the three and nine months ended March 31, 2020, respectively.

Other (Income)/Expense, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2021	2020	$ Change	2021	2020	$ Change
Interest income on corporate funds	$(4.7)	$(12.1)	$(7.4)	$(28.9)	$(70.1)	$(41.2)
Realized (gains) / losses on available-for-sale securities, net	0.4	(2.5)	(2.9)	(7.6)	(11.9)	(4.3)
Impairment of assets	2.6	—	(2.6)	7.6	—	(7.6)
Gain on sale of assets	(1.6)	—	1.6	(3.4)	(2.1)	1.3
Non-service components of pension income, net	(15.5)	(30.0)	(14.5)	(40.4)	(61.1)	(20.7)
Other (income)/expense, net	$(18.8)	$(44.6)	$(25.8)	$(72.7)	$(145.2)	$(72.5)

Other (income)/expense, net, decreased $25.8 million and $72.5 million for the three and nine months ended March 31, 2021, respectively, as a result of a decrease in interest income on corporate funds due to lower interest rates earned and the change in non-service components of pension (income)/expense, net. See Note 11 for further details on non-service components of pension (income)/expense, net.

Earnings Before Income Taxes

For the three months ended March 31:

Growth:	â	1%	â	60bps

For the nine months ended March 31:

Growth:	Flat	Flat

Earnings before income taxes decreased for the three months ended March 31, 2021 and was flat for the nine months ended March 31, 2021 due to the components discussed above.

Margin decreased for the three months ended March 31, 2021 as a result of an increase in incentive compensation costs and incremental pressure from growth in our zero-margin benefits pass-throughs. The margin decrease was partially offset by a decrease in bad debt expense, reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions, decreased selling expenses as a result of reduced travel expenses, and decreased pension costs as a result of the U.S. pension freeze.

Margin was flat for the nine months ended March 31, 2021 due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions, decreased selling expenses as a result of reduced travel expenses, decreased interest expense, decreased pension costs as a result of the U.S. pension freeze, and a decrease in bad debt expense. These were offset by an increase in incentive compensation costs and incremental pressure from growth in our zero-margin benefits pass-throughs.

Adjusted Earnings before certain Interest and Taxes ("Adjusted EBIT")

For the three months ended March 31:

Growth:	â	2%	â	90bps

For the nine months ended March 31:

Growth:	Flat	Flat

Adjusted EBIT and Adjusted EBIT margin exclude certain interest amounts, gain on sale of assets, net charges related to our broad-based transformation initiatives and the impact of the net severance charges as applicable in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 was 24.0% and 23.8%, respectively. The increase in the effective tax rate is primarily due to the benefit of a foreign tax law change in the three months ended March 31, 2020 and a decrease in the excess tax benefit on stock-based compensation, partially offset by higher reserves for uncertain tax positions and foreign withholding taxes on future distributions in the three months ended March 31, 2020.

The effective tax rate for the nine months ended March 31, 2021 and 2020 was 22.7% and 22.5%, respectively. The increase in the effective tax rate is primarily due to the benefit from a valuation allowance release related to foreign tax credits carryforwards in the nine months ended March 31, 2020 and a decrease in the excess tax benefit on stock-based compensation, partially offset by favorable adjustments to prior year tax liabilities and the benefits from a foreign tax election in the nine months ended March 31, 2021.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended March 31, 2021 and 2020 was 23.9% and 23.8%, respectively. The adjusted effective tax rate for the nine months ended March 31, 2021 and 2020 was 22.7% and 22.5%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS

For the three months ended March 31:

Growth:	â	1%	Flat

For the nine months ended March 31:

Growth:	Flat	á	1%

For the three and nine months ended March 31, 2021, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended March 31, 2021, diluted EPS was flat as a result of fewer shares outstanding resulting from the repurchase of approximately 2.5 million shares during the three months ended March 31, 2021 and 2.5 million shares during the three months ended March 31, 2020, offset by the issuances of shares under our employee benefit plans and a decrease in net earnings.

For the nine months ended March 31, 2021, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 5.7 million shares during the nine months ended March 31, 2021 and 6.2 million shares during the nine months ended March 31, 2020, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

For the three months ended March 31:

Growth:	â	2%	â	2%

For the nine months ended March 31:

Growth:	Flat	á	1%

For the three and nine months ended March 31, 2021, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Nine Months Ended
	March 31,				March 31,		% Change
	2021	2020	As Reported	Organic constant currency	2021	2020	As Reported	Organic constant currency
Employer Services	$2,780.0	$2,811.7	(1)%	(2)%	$7,667.4	$7,790.6	(2)%	(2)%
PEO Services	1,324.1	1,238.3	7%	7%	3,606.1	3,429.8	5%	5%
Other	(2.1)	(2.2)	n/m	n/m	(5.1)	(7.4)	n/m	n/m
	$4,102.0	$4,047.8	1%	1%	$11,268.4	$11,213.0	—%	—%

	Earnings before Income Taxes
	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2021	2020	As Reported	2021	2020	As Reported
Employer Services	$980.0	$1,023.7	(4)%	$2,427.8	$2,469.4	(2)%
PEO Services	198.7	173.6	14%	545.5	490.9	11%
Other	(112.5)	(120.6)	n/m	(309.2)	(309.0)	n/m
	$1,066.2	$1,076.7	(1)%	$2,664.1	$2,651.3	—%

n/m - not meaningful

Employer Services

Revenues

Revenues decreased for the three months ended March 31, 2021 due to two percentage points of pressure from our interest earned on funds held for clients and a decrease in our pays per control of 6%. The decrease was partially offset by strong retention, new business started from New Business Bookings and one percentage point of benefit from foreign currency.

Revenues decreased for the nine months ended March 31, 2021 due to one percentage point of pressure from our interest earned on funds held for clients and a decrease in our pays per control of 7%. The decrease was offset by strong retention and new business started from New Business Bookings.

Earnings before Income Taxes

Employer Services' earnings before income taxes decreased for the three months ended March 31, 2021 due to decreased revenues discussed above combined with increases in expenses. The increases in expenses were due to an increase in incentive compensation costs, the impact of foreign currency, and an increase in amortization expense. The increases in expenses were partially offset by a decrease in bad debt expense, reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions and decreases in selling expenses as a result of reduced travel expenses.

Employer Services' earnings before income taxes decreased for the nine months ended March 31, 2021 due to decreased revenues discussed above, partially offset by decreases in expenses. The decreases in expenses were due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions. Additionally, decreases in expenses were due to a decrease in selling expenses as a result of reduced travel expenses and a decrease in bad debt expense. These decreases in expenses were partially offset by an increase in incentive compensation costs, an increase in amortization expense, and the impact of foreign currency.

For the three and nine months ended March 31, respectively:

Growth:	â	120bps	Flat

Employer Services' margin decreased for the three months ended March 31, 2021 due to increases in incentive compensation costs. The margin decrease was partially offset by reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions, and a decrease in bad debt expense.

Employer Services' margin was flat for the nine months ended March 31, 2021 due to reduced costs as a result of our broad-based transformation initiatives and excess capacity headcount actions, a decrease in bad debt expense, and a decrease in selling expenses as a result of reduced travel expenses. This was offset by an increase in incentive compensation costs and an increase in amortization expense.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Nine Months Ended		Change
	March 31,				March 31,
	2021	2020	$	%	2021	2020	$	%
PEO Services' revenues	$1,324.1	$1,238.3	$85.8	7%	$3,606.1	$3,429.8	$176.3	5%
Less: PEO zero-margin benefits pass-throughs	784.7	747.9	36.8	5%	2,291.7	2,169.4	122.3	6%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$539.4	$490.4	$49.0	10%	$1,314.4	$1,260.4	$54.0	4%

PEO Services' revenue increased 7% and 5% for the three and nine months ended March 31, 2021, respectively, due to an increase in zero-margin benefits pass-throughs and higher wages per worksite employee.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 14% and 11% for the three and nine months ended March 31, 2021, respectively, due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were related to increases in zero-margin benefits pass-through costs of $36.8 million and $122.3 million, respectively, described above, partially offset by a decrease in selling expenses. In addition, the increase in expenses for the three and nine months ended March 31, 2021 was partially offset by changes in our estimated losses related to ADP Indemnity.

For the three and nine months ended March 31, respectively:

Growth:	á	100bps	á	80bps

PEO Services' margin increased for the three and nine months ended March 31, 2021 due to an increase in revenues as discussed above, a decrease in selling expenses, and a change in our estimated losses related to ADP Indemnity.

ADP Indemnity provides workers’ compensation and employer’s liability deductible reimbursement insurance protection for PEO Services’ worksite employees up to $1 million per occurrence. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that has a $1 million per occurrence retention and, in fiscal years 2012 and prior, aggregate stop loss insurance that covers any aggregate losses within the $1 million retention that collectively exceed a certain level, from an admitted and licensed insurance company of AIG. We utilize historical loss experience and actuarial judgment to determine the estimated claim liability, and changes in estimated ultimate incurred losses are included in the PEO segment. Beginning in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by ADP Indemnity during these policy years. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. We believe the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $12.0 million and $27.2 million for the three and nine months ended March 31, 2021, respectively, compared to approximately $5.6 million and $13.6 million for the three and nine months ended March 31, 2020, respectively, which were primarily a result of changes in our estimated actuarial losses. In July 2020, ADP Indemnity paid a premium of $240 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2021 policy year on terms substantially similar to the fiscal 2020 reinsurance policy.

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

	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2021	2020	As Reported	2021	2020	As Reported

Net earnings	$810.7	$820.9	(1)%	$2,060.3	$2,054.9	—%
Adjustments:
Provision for income taxes	255.5	255.8		603.8	596.4
All other interest expense (a)	13.2	14.8		40.5	44.3
All other interest income (a)	(1.6)	(5.1)		(4.9)	(18.9)
Gain on sale of assets	—	—		—	(0.2)
Transformation initiatives (b)	(0.6)	11.1		3.5	19.6
Excess capacity severance charges (c)	—	—		2.9	—
Adjusted EBIT	$1,077.2	$1,097.5	(2)%	$2,706.1	$2,696.1	—%
Adjusted EBIT Margin	26.3%	27.1%		24.0%	24.0%

Provision for income taxes	$255.5	$255.8	—%	$603.8	$596.4	1%
Adjustments:
Gain on sale of assets (d)	—	—		—	(0.1)
Transformation initiatives (d)	(0.3)	2.7		0.7	4.8
Excess capacity severance charges (d)	—	—		0.7	—
Adjusted provision for income taxes	$255.2	$258.5	(1)%	$605.2	$601.1	1%
Adjusted effective tax rate (e)	23.9%	23.8%		22.7%	22.5%

Net earnings	$810.7	$820.9	(1)%	$2,060.3	$2,054.9	—%
Adjustments:
Gain on sale of assets	—	—		—	(0.2)
Income tax provision on gain on sale of assets (d)	—	—		—	0.1
Transformation initiatives (b)	(0.6)	11.1		3.5	19.6
Income tax (benefit) provision for transformation initiatives (d)	0.3	(2.7)		(0.7)	(4.8)
Excess capacity severance charges (c)	—	—		2.9	—
Income tax benefit for excess capacity severance charges (d)	—	—		(0.7)	—
Adjusted net earnings	$810.4	$829.3	(2)%	$2,065.3	$2,069.6	—%

Diluted EPS	$1.90	$1.90	—%	$4.80	$4.74	1%
Adjustments:
Gain on sale of assets	—	—		—	—
Transformation initiatives (b) (d)	—	0.02		0.01	0.03
Excess capacity severance charges (c) (d)	—	—		0.01	—
Adjusted diluted EPS	$1.89	$1.92	(2)%	$4.82	$4.77	1%

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

(b) In the three months ended March 31, 2021, transformation initiatives include gain on sale of assets and net reversals related to other transformation initiatives, including severance. This is partially offset by impairment charges as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale.

In the nine months ended March 31, 2021, transformation initiatives include impairment charges as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale and lease asset impairment charges partially offset by net reversals of charges related to other transformation initiatives, including severance.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2021	2021
Consolidated revenue growth as reported	1%	—%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	—%	—%
Consolidated revenue growth, organic constant currency	1%	—%

Employer Services revenue growth as reported	(1)%	(2)%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	(1)%	—%
Employer Services revenue growth, organic constant currency	(2)%	(2)%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, cash and cash equivalents were $1.9 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at March 31, 2021 and we have sufficient liquidity as noted above; however, given the continuing uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our financial condition and liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	Nine Months Ended
	March 31,
	2021	2020	$ Change
Cash provided by / (used in):
Operating activities	$2,440.5	$2,249.6	$190.9
Investing activities	(2,366.4)	478.6	(2,845.0)
Financing activities	12,923.7	(964.0)	13,887.7
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	70.4	(41.4)	111.8
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$13,068.2	$1,722.8	$11,345.4

Net cash flows provided by operating activities increased due to a net favorable change in the components of working capital as compared to the nine months ended March 31, 2020.

Net cash flows from investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $2,844.0 million, and lower payments related to acquisitions of intangibles in the nine months ended March 31, 2021.

Net cash flows from financing activities changed due to a net increase in the cash flow from client funds obligations of $13,648.4 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, proceeds from debt issuance, less repayment of reverse repurchase agreements and less cash paid for share repurchases. These were partially offset by payments of debt, more cash returned to shareholders via dividends, and settlement of cash flow hedges in the nine months ended March 31, 2021.

We purchased approximately 5.7 million shares of our common stock at an average price per share of $159.72 during the nine months ended March 31, 2021, as compared to purchases of 6.2 million shares at an average price per share of $160.61 during the nine months ended March 31, 2020. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2021 and June 30, 2020, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Average daily borrowings (in billions)	$0.7	$1.2	$1.6	$2.9
Weighted average interest rates	0.1%	1.5%	0.1%	1.9%
Weighted average maturity (approximately in days)	1 day	1 day	1 day	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2021, there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2020, the Company had $13.6 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Average outstanding balances	$54.9	$123.2	$97.1	$295.9
Weighted average interest rates	0.2%	1.6%	0.3%	1.8%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.2 billion, 364-day credit agreement that matures in June 2021 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.75 billion credit facility maturing in June 2024 and June 2023, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2021 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables. All collateral on asset-backed securities has performed as expected through March 31, 2021. In addition, we own senior, unsecured, non-callable debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the nine months ended March 31, 2021 were $144.4 million, as compared to $133.5 million for the nine months ended March 31, 2020. We expect capital expenditures in fiscal 2021 to be between $150 million and $175 million, as compared to $168.3 million in fiscal 2020.

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

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating at time of purchase for corporate, Canadian government agency and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A. The maximum maturity at time of purchase for BBB-rated securities is 5 years, for single A rated securities is 10 years, and for AA-rated and AAA-rated securities is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Average investment balances at cost:
Corporate investments	$2,498.8	$2,932.0	$3,419.3	$4,716.1
Funds held for clients	33,167.9	31,282.0	26,702.6	26,655.0
Total	$35,666.7	$34,214.0	$30,121.9	$31,371.1

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	0.7%	1.7%	1.1%	2.0%
Funds held for clients	1.3%	2.0%	1.6%	2.2%
Total	1.3%	2.0%	1.5%	2.1%

Net realized (gains)/losses on available-for-sale securities	$0.4	$(2.5)	$(7.6)	$(11.9)

	March 31, 2021	June 30, 2020
Net unrealized pre-tax gains on available-for-sale securities	$448.0	$876.8

Total available-for-sale securities at fair value	$23,271.2	$21,576.6

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio decreased from 2.1% for the nine months ended March 31, 2020 to 1.5% for the nine months ended March 31, 2021. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $20 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2022. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2022.

We are exposed to credit risk in connection with our available-for-sale securities through the possible inability of the borrowers to meet the terms of the securities.  We limit credit risk by investing in investment-grade securities, primarily AAA-rated and AA- rated securities, as rated by Moody’s, Standard & Poor’s, DBRS for Canadian dollar denominated securities, and Fitch for asset-backed and commercial-mortgage-backed securities. Approximately 74% of our available-for-sale securities held a AAA-rating or AA-rating at March 31, 2021. In addition, we limit amounts that can be invested in any security other than U.S. government and government agency, Canadian government, and United Kingdom government securities.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2021	530,986	$165.99	530,194	$3,892,316,956

February 1 to 28, 2021	1,091,146	$168.99	1,090,754	$3,707,994,395

March 1 to 31, 2021	875,155	$182.71	870,492	$3,548,972,243
Total	2,497,287		2,491,440

(1)  During the three months ended March 31, 2021, pursuant to the terms of our restricted stock program, the Company purchased 5,847 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	April 30, 2021	/s/ Kathleen A. Winters Kathleen A. Winters

Chief Financial Officer (Title)