Form 10-Q
period 2021-12-31
AUTOMATIC DATA PROCESSING INC
filed 2022-01-31
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021

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
The number of shares outstanding of the registrant’s common stock as of January 26, 2022 was 420,045,265.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,561.8	$2,405.2	$5,029.6	$4,674.9
Interest on funds held for clients	106.0	105.4	207.1	211.9
PEO revenues (A)	1,357.6	1,185.1	2,621.0	2,279.7
TOTAL REVENUES	4,025.4	3,695.7	7,857.7	7,166.5

EXPENSES:
Costs of revenues:
Operating expenses	2,040.7	1,847.8	3,971.5	3,610.0
Systems development and programming costs	199.7	174.5	388.5	343.2
Depreciation and amortization	100.8	100.1	203.8	203.6
TOTAL COSTS OF REVENUES	2,341.2	2,122.4	4,563.8	4,156.8

Selling, general, and administrative expenses	782.3	755.8	1,501.5	1,436.9
Interest expense	18.4	13.9	36.9	29.0
TOTAL EXPENSES	3,141.9	2,892.1	6,102.2	5,622.7

Other (income)/expense, net	(26.6)	(29.0)	(55.4)	(54.0)

EARNINGS BEFORE INCOME TAXES	910.1	832.6	1,810.9	1,597.8

Provision for income taxes	215.7	185.1	416.0	348.2

NET EARNINGS	$694.4	$647.5	$1,394.9	$1,249.6

BASIC EARNINGS PER SHARE	$1.65	$1.51	$3.32	$2.92

DILUTED EARNINGS PER SHARE	$1.65	$1.51	$3.30	$2.91

Basic weighted average shares outstanding	419.8	427.4	420.6	428.0
Diluted weighted average shares outstanding	422.0	429.0	422.9	429.5

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $16,774.0 million and $13,349.1 million for the three months ended December 31, 2021 and 2020, respectively, and $30,037.2 million and $24,364.9 million for the six months ended December 31, 2021 and 2020, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net earnings	$694.4	$647.5	$1,394.9	$1,249.6

Other comprehensive (loss)/income:
Currency translation adjustments	(16.4)	61.9	(51.5)	112.3

Unrealized net (losses)/gains on available-for-sale securities	(247.6)	(44.1)	(377.9)	(68.7)
Tax effect	56.4	10.0	85.7	15.5
Reclassification of net (gains)/losses on available-for-sale securities to net earnings	(0.4)	(7.7)	(0.5)	(8.0)
Tax effect	0.1	1.7	0.1	1.8

Unrealized (losses)/gains on cash flow hedging activities	—	—	—	(3.3)
Tax effect	—	—	—	0.8
Amortization of unrealized losses on cash flow hedging activities	1.1	1.1	2.2	1.7
Tax effect	(0.3)	(0.4)	(0.6)	(0.4)

Reclassification of pension liability adjustment to net earnings	1.9	2.5	4.0	5.0
Tax effect	(0.3)	(0.6)	(0.5)	(1.6)

Other comprehensive (loss)/income, net of tax	(205.5)	24.4	(339.0)	55.1
Comprehensive income	$488.9	$671.9	$1,055.9	$1,304.7

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,745.0	$2,575.2
Accounts receivable, net of allowance for doubtful accounts of $78.2 and $79.6, respectively	2,736.0	2,727.4
Other current assets	735.9	533.4
Total current assets before funds held for clients	5,216.9	5,836.0
Funds held for clients	45,890.4	34,905.8
Total current assets	51,107.3	40,741.8
Long-term receivables, net of allowance for doubtful accounts of $0.2 and $0.3, respectively	9.4	11.5
Property, plant and equipment, net	644.5	684.5
Operating lease right-of-use asset	472.1	462.2
Deferred contract costs	2,448.1	2,498.2
Other assets	868.0	825.8
Goodwill	2,330.7	2,338.4
Intangible assets, net	1,222.5	1,210.1
Total assets	$59,102.6	$48,772.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$103.5	$141.1
Accrued expenses and other current liabilities	1,937.0	1,963.3
Accrued payroll and payroll-related expenses	590.1	910.2
Dividends payable	433.6	390.8
Short-term deferred revenues	189.4	203.9
Obligations under reverse repurchase agreements (A)	—	23.5
Income taxes payable	63.8	58.2
Total current liabilities before client funds obligations	3,317.4	3,691.0
Client funds obligations	45,766.6	34,403.8
Total current liabilities	49,084.0	38,094.8
Long-term debt	2,986.1	2,985.0
Operating lease liabilities	363.5	343.2
Other liabilities	843.6	834.1
Deferred income taxes	434.3	482.9
Long-term deferred revenues	341.5	362.4
Total liabilities	54,053.0	43,102.4

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2021 and June 30, 2021; outstanding, 420.4 and 423.7 shares at December 31, 2021 and June 30, 2021, respectively	63.9	63.9
Capital in excess of par value	1,664.7	1,531.3
Retained earnings	20,011.8	19,451.1
Treasury stock - at cost: 218.3 and 215.0 shares at December 31, 2021 and June 30, 2021, respectively	(16,362.4)	(15,386.8)
Accumulated other comprehensive (loss) income	(328.4)	10.6
Total stockholders’ equity	5,049.6	5,670.1
Total liabilities and stockholders’ equity	$59,102.6	$48,772.5

(A) As of June 30, 2021, $23.5 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net earnings	$1,394.9	$1,249.6
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	255.6	257.8
Amortization of deferred contract costs	474.9	464.9
Deferred income taxes	46.4	1.3
Stock-based compensation expense	97.9	80.9
Net pension income	(31.6)	(22.0)
Net amortization of premiums and accretion of discounts on available-for-sale securities	48.5	28.7
Other	6.8	5.6
Changes in operating assets and liabilities:
Increase in accounts receivable	(26.0)	(86.5)
Increase in other assets	(668.6)	(643.3)
(Decrease)/Increase in accounts payable	(19.9)	10.2
Decrease in accrued expenses and other liabilities	(363.3)	(158.9)
Net cash flows provided by operating activities	1,215.6	1,188.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(5,223.3)	(3,554.8)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,996.9	2,832.5
Capital expenditures	(75.8)	(81.0)
Additions to intangibles	(180.7)	(148.1)
Acquisitions of businesses, net of cash acquired	(11.7)	—
Proceeds from sale of property, plant, and equipment and other assets	26.2	1.8
Net cash flows used in investing activities	(3,468.4)	(949.6)

Cash Flows from Financing Activities:
Net increase in client funds obligations	11,415.8	10,036.4
Payments of debt	(0.5)	(1,001.1)
Proceeds from the issuance of debt	—	991.1
Settlement of cash flow hedges	—	(43.6)
Repurchases of common stock	(990.5)	(475.1)
Net proceeds from stock purchase plan and stock-based compensation plans	50.4	39.1
Dividends paid	(787.0)	(781.7)
Net payments related to reverse repurchase agreements	(23.5)	(13.6)
Net cash flows provided by financing activities	9,664.7	8,751.5

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(20.9)	84.7

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	7,391.0	9,074.9

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	13,143.2	7,053.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$20,534.2	$16,128.5

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,745.0	$1,602.2
Restricted cash and restricted cash equivalents included in funds held for clients (A)	18,789.2	14,526.3
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$20,534.2	$16,128.5

Supplemental disclosures of cash flow information:
Cash paid for interest	$33.1	$28.1
Cash paid for income taxes, net of income tax refunds	$365.7	$362.7

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the second quarter of fiscal 2022, the Company early adopted accounting standard update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The adoption of this guidance did not have a material impact on the Company's prior interim period consolidated results of operations, financial condition, or cash flows.
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

The following tables provide details of revenue by our strategic pillars, and include a reconciliation to the Company’s reportable segments. The Company made changes to certain allocation methodologies in both the current period and the prior period in the tables below which did not materially affect our reporting of revenues by strategic pillar:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Types of Revenues	2021	2020	2021	2020
HCM	$1,743.8	$1,630.8	$3,410.4	$3,167.8
HRO, excluding PEO zero-margin benefits pass-throughs	758.7	667.8	1,438.0	1,249.1
PEO zero-margin benefits pass-throughs	863.9	765.9	1,703.4	1,507.0
Global	553.0	525.8	1,098.8	1,030.7
Interest on funds held for clients	106.0	105.4	207.1	211.9
Total Revenues	$4,025.4	$3,695.7	$7,857.7	$7,166.5

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,745.7	$—	$(1.9)	$1,743.8
HRO, excluding PEO zero-margin benefits pass-throughs	267.8	493.7	(2.8)	758.7
PEO zero-margin benefits pass-throughs	—	863.9	—	863.9
Global	553.0		—	553.0
Interest on funds held for clients	104.8	1.2	—	106.0
Total Segment Revenues	$2,671.3	$1,358.8	$(4.7)	$4,025.4

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,631.2	$—	$(0.4)	$1,630.8
HRO, excluding PEO zero-margin benefits pass-throughs	249.2	419.2	(0.6)	667.8
PEO zero-margin benefits pass-throughs	—	765.9	—	765.9
Global	525.8	—	—	525.8
Interest on funds held for clients	104.4	1.0	—	105.4
Total Segment Revenues	$2,510.6	$1,186.1	$(1.0)	$3,695.7

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,414.7	$—	$(4.3)	$3,410.4
HRO, excluding PEO zero-margin benefits pass-throughs	524.1	917.6	(3.7)	1,438.0
PEO zero-margin benefits pass-throughs	—	1,703.4	—	1,703.4
Global	1,098.8	—	—	1,098.8
Interest on funds held for clients	205.2	1.9	—	207.1
Total Segment Revenues	$5,242.8	$2,622.9	$(8.0)	$7,857.7

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,169.8	$—	$(2.0)	$3,167.8
HRO, excluding PEO zero-margin benefits pass-throughs	477.3	772.7	(0.9)	1,249.1
PEO zero-margin benefits pass-throughs	—	1,507.0	—	1,507.0
Global	1,030.7	—	—	1,030.7
Interest on funds held for clients	209.6	2.3	—	211.9
Total Segment Revenues	$4,887.4	$2,282.0	$(2.9)	$7,166.5

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the six months ended December 31, 2021 were as follows:

Contract Liability
Contract liability, July 1, 2021	$516.1
Recognition of revenue included in beginning of year contract liability	(79.1)
Contract liability, net of revenue recognized on contracts during the period	61.9
Currency translation adjustments	(21.9)
Contract liability, December 31, 2021	$477.0

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2021
Net earnings	$694.4			$694.4
Weighted average shares (in millions)	419.8	1.2	1.0	422.0
EPS	$1.65			$1.65
Three Months Ended December 31, 2020
Net earnings	$647.5			$647.5
Weighted average shares (in millions)	427.4	0.7	0.9	429.0
EPS	$1.51			$1.51

Six Months Ended December 31, 2021
Net earnings	$1,394.9			$1,394.9
Weighted average shares (in millions)	420.6	1.2	1.1	422.9
EPS	$3.32			$3.30
Six Months Ended December 31, 2020
Net earnings	$1,249.6			$1,249.6
Weighted average shares (in millions)	428.0	0.7	0.8	429.5
EPS	$2.92			$2.91

Stock Options to purchase 0.7 million and 1.2 million shares of common stock for the three months ended December 31, 2021 and 2020, respectively, and 0.5 million and 1.8 million shares of common stock for the six months ended December 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest income on corporate funds	$(8.5)	$(10.4)	$(18.2)	$(24.3)
Realized (gains)/losses on available-for-sale securities, net	(0.4)	(7.7)	(0.5)	(8.0)
Impairment of assets	—	2.2	—	5.0
Gain on sale of assets	—	(1.6)	(1.3)	(1.8)
Non-service components of pension income, net (see Note 11)	(17.7)	(11.5)	(35.4)	(24.9)
Other (income)/expense, net	$(26.6)	$(29.0)	$(55.4)	$(54.0)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2021 and June 30, 2021 were as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$20,534.2	$—	$—	$20,534.2
Available-for-sale securities:
Corporate bonds	14,339.0	200.1	(129.7)	14,409.4
U.S. Treasury securities	4,093.2	34.8	(32.7)	4,095.3
Asset-backed securities	2,160.4	33.0	(6.8)	2,186.6
Canadian government obligations and Canadian government agency obligations	1,822.0	8.5	(19.5)	1,811.0
U.S. government agency securities	1,588.4	12.6	(20.7)	1,580.3
Canadian provincial bonds	938.0	14.0	(9.4)	942.6
Commercial mortgage-backed securities	817.5	26.8	(1.7)	842.6
Other securities	1,238.6	23.6	(9.1)	1,253.1

Total available-for-sale securities	26,997.1	353.4	(229.6)	27,120.9

Total corporate investments and funds held for clients	$47,531.3	$353.4	$(229.6)	$47,655.1
(A) Included within available-for-sale securities are corporate investments with fair values of $19.7 million and funds held for clients with fair values of $27,101.2 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2021. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at December 31, 2021.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021, are as follows:

	December 31, 2021
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(120.7)	$7,113.9	$(9.0)	$258.6	$(129.7)	$7,372.5
U.S. Treasury securities	(32.5)	1,659.3	(0.2)	4.4	(32.7)	1,663.7
Asset-backed securities	(6.7)	409.0	(0.1)	3.1	(6.8)	412.1
Canadian government obligations and Canadian government agency obligations	(17.3)	1,100.3	(2.2)	69.5	(19.5)	1,169.8
U.S. government agency securities	(11.2)	681.6	(9.5)	339.9	(20.7)	1,021.5
Canadian provincial bonds	(7.9)	335.2	(1.5)	44.2	(9.4)	379.4
Commercial mortgage-backed securities	(1.7)	115.8	—	—	(1.7)	115.8
Other securities	(8.1)	468.9	(1.0)	21.5	(9.1)	490.4
	$(206.1)	$11,884.0	$(23.5)	$741.2	$(229.6)	$12,625.2

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

At December 31, 2021, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from January 2022 through December 2031.

At December 31, 2021, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $1,139.0 million, $771.0 million, $218.8 million, and $57.1 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2021.

At December 31, 2021, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $949.9 million and $532.4 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from January 2022 through December 2031.

At December 31, 2021, U.S government agency commercial mortgage-backed securities of $842.6 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At December 31, 2021, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $561.3 million and AA-rated United Kingdom Gilt securities of $262.6 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2021	2021
Corporate investments:
Cash and cash equivalents	$1,745.0	$2,575.2
Short-term marketable securities (a)	19.7	10.4
Long-term marketable securities (b)	—	23.5
Total corporate investments	$1,764.7	$2,609.1

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

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2021	2021
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$18,789.2	$10,568.0
Restricted short-term marketable securities held to satisfy client funds obligations	4,349.4	3,743.3
Restricted long-term marketable securities held to satisfy client funds obligations	22,751.8	20,594.5
Total funds held for clients	$45,890.4	$34,905.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $45,766.6 million and $34,403.8 million at December 31, 2021 and June 30, 2021, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at December 31, 2021 and June 30, 2021, $42,189.1 million and $31,092.3 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at December 31, 2021.

Expected maturities of available-for-sale securities at December 31, 2021 are as follows:

One year or less	$4,369.1
One year to two years	3,331.9
Two years to three years	2,834.6
Three years to four years	5,597.8
After four years	10,987.5
Total available-for-sale securities	$27,120.9

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

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating lease cost	$36.7	$40.0	$72.5	$79.1
Short-term lease cost	0.2	0.3	0.5	0.7
Variable lease cost	2.9	2.2	5.4	4.3
Total operating lease cost	$39.8	$42.5	$78.4	$84.1

The following table provides supplemental cash flow information related to the Company's leases:

	Six Months Ended
	December 31,
	2021	2020
Cash paid for operating lease liabilities	$64.5	$77.0
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$61.1	$72.0

Other information related to our operating lease liabilities is as follows:

	December 31,	June 30,
	2021	2021
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.1%	2.2%
Current operating lease liability	$99.6	$94.7

As of December 31, 2021, maturities of operating lease liabilities are as follows:

Six months ending June 30, 2022	$54.3
Twelve months ending June 30, 2023	101.2
Twelve months ending June 30, 2024	79.7
Twelve months ending June 30, 2025	64.0
Twelve months ending June 30, 2026	56.3
Thereafter	137.3
Total undiscounted lease obligations	492.8
Less: Imputed interest	(29.7)
Net lease obligations	$463.1

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2021 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2021	$2,333.6	$4.8	$2,338.4
Additions and other adjustments	11.5	—	11.5
Currency translation adjustments	(19.2)	—	(19.2)
Balance at December 31, 2021	$2,325.9	$4.8	$2,330.7

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2021	2021
Intangible assets:
Software and software licenses	$3,075.1	$2,950.8
Customer contracts and lists	1,090.4	1,062.2
Other intangibles	241.0	239.0
	4,406.5	4,252.0
Less accumulated amortization:
Software and software licenses	(2,185.9)	(2,090.4)
Customer contracts and lists	(766.9)	(723.4)
Other intangibles	(231.2)	(228.1)
	(3,184.0)	(3,041.9)
Intangible assets, net	$1,222.5	$1,210.1

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 4 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $84.3 million and $80.8 million for the three months ended December 31, 2021 and 2020, respectively, and $170.5 million and $165.0 million for the six months ended December 31, 2021 and 2020, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2022	$168.1
Twelve months ending June 30, 2023	$284.0
Twelve months ending June 30, 2024	$232.7
Twelve months ending June 30, 2025	$164.4
Twelve months ending June 30, 2026	$108.9
Twelve months ending June 30, 2027	$83.2

Note 9. Short-term Financing

The Company has a $3.75 billion, 364-day credit agreement that matures in June 2022 with a one year term-out option.  The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.2 billion credit facility maturing in June 2026 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2021 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2021 and June 30, 2021, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Average daily borrowings (in billions)	$1.9	$1.8	$1.9	$2.1
Weighted average interest rates	0.1%	0.1%	0.1%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day	1 day	1 day

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2021 there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2021, the Company had $23.5 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Average outstanding balances	$228.4	$83.2	$211.7	$117.8
Weighted average interest rates	0.2%	0.3%	0.2%	0.3%

Note 10. Debt

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2021 and June 30, 2021, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2021	June 30, 2021
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Other		6.4	6.9
		3,006.4	3,006.9
Less: current portion (a)		(1.1)	(1.2)
Less: unamortized discount and debt issuance costs		(19.2)	(20.7)
Total long-term debt		$2,986.1	$2,985.0

(a) - Current portion of long-term debt as of December 31, 2021 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2021, the fair value of the Notes, based on Level 2 inputs, was $3,012.2 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2021.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 2.0 million and 1.6 million shares in the three months ended December 31, 2021 and 2020, respectively, and repurchased 4.6 million and 3.2 million shares in the six months ended December 31, 2021 and 2020, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and six months ended December 31, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating expenses	$5.2	$4.8	$9.9	$8.4
Selling, general and administrative expenses	42.7	35.6	74.1	60.9
System development and programming costs	7.7	6.7	13.9	11.6
Total stock-based compensation expense	$55.6	$47.1	$97.9	$80.9

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost – benefits earned during the period	$1.4	$1.2	$2.8	$2.4
Interest cost on projected benefits	13.1	12.8	26.2	25.5
Expected return on plan assets	(32.0)	(30.4)	(64.0)	(60.7)
Net amortization and deferral	1.7	2.5	3.4	5.0
Settlement charges and special termination benefits	—	2.9	—	5.8
Net pension (income)/expense	$(15.8)	$(11.0)	$(31.6)	$(22.0)

Note 12. Income Taxes

The effective tax rate for the three months ended December 31, 2021 and 2020 was 23.7% and 22.2%, respectively. The increase in the effective tax rate is primarily due to benefits from a foreign tax election in the three months ended December 31, 2020, partially offset by a favorable earnings mix in the three months ended December 31, 2021.

The effective tax rate for the six months ended December 31, 2021 and 2020 was 23.0% and 21.8%, respectively. The increase in the effective tax rate is primarily due to combined benefits from adjustments to prior year tax liabilities and a foreign tax election in the six months ended December 31, 2020, partially offset by an increase in the excess tax benefits on stock-based compensation and a favorable earnings mix in the six months ended December 31, 2021.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	December 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2021	$63.9	$1,579.1	$19,754.8	$(15,924.2)	$(122.9)	$5,350.7
Net earnings	—	—	694.4	—	—	694.4
Other comprehensive income	—	—	—	—	(205.5)	(205.5)
Stock-based compensation expense	—	47.6	—	—	—	47.6
Issuances relating to stock compensation plans	—	38.0	—	20.4	—	58.4
Treasury stock acquired (2.0 million shares repurchased)	—	—	—	(458.6)	—	(458.6)
Dividends declared ($1.04 per share)	—	—	(437.4)	—	—	(437.4)
Balance at December 31, 2021	$63.9	$1,664.7	$20,011.8	$(16,362.4)	$(328.4)	$5,049.6

	Three Months Ended
	December 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2020	$63.9	$1,348.4	$18,644.7	$(14,264.0)	$15.9	$5,808.9
Net earnings	—	—	647.5	—	—	647.5
Other comprehensive income	—	—	—	—	24.4	24.4
Stock-based compensation expense	—	40.6	—	—	—	40.6
Issuances relating to stock compensation plans	—	18.6	—	17.7	—	36.3
Treasury stock acquired (1.6 million shares repurchased)	—	—	—	(259.1)	—	(259.1)
Dividends declared ($0.93 per share)	—	—	(398.6)	—	—	(398.6)
Balance at December 31, 2020	$63.9	$1,407.6	$18,893.6	$(14,505.4)	$40.3	$5,900.0

	Six Months Ended
	December 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2021	$63.9	$1,531.3	$19,451.1	$(15,386.8)	$10.6	$5,670.1
Net earnings	—	—	1,394.9	—	—	1,394.9
Other comprehensive income	—	—	—	—	(339.0)	(339.0)
Stock-based compensation expense	—	87.0	—	—	—	87.0
Issuances relating to stock compensation plans	—	46.4	—	80.4	—	126.8
Treasury stock acquired (4.6 million shares repurchased)	—	—		(1,056.0)	—	(1,056.0)
Dividends declared ($1.97 per share)	—	—	(834.2)	—	—	(834.2)
Balance at December 31, 2021	$63.9	$1,664.7	$20,011.8	$(16,362.4)	$(328.4)	$5,049.6

	Six Months Ended
	December 31, 2020
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2020	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)	$5,752.2
Net earnings	—	—	1,249.6	—	—	1,249.6
Other comprehensive income	—	—	—	—	55.1	55.1
Stock-based compensation expense	—	75.7	—	—	—	75.7
Issuances relating to stock compensation plans	—	(1.9)	—	83.0	—	81.1
Treasury stock acquired (3.2 million shares repurchased)	—	—	—	(521.4)	—	(521.4)
Dividends declared ($1.84 per share)	—	—	(792.3)	—	—	(792.3)
Balance at December 31, 2020	$63.9	$1,407.6	$18,893.6	$(14,505.4)	$40.3	$5,900.0

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2021
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2021	$(261.9)	$289.8		$(29.1)		$(121.7)		$(122.9)
Other comprehensive (loss)/income before reclassification adjustments	(16.4)	(247.6)		—		—		(264.0)
Tax effect	—	56.4		—		—		56.4
Reclassification adjustments to net earnings	—	(0.4)	(A)	1.1	(C)	1.9	(B)	2.6
Tax effect	—	0.1		(0.3)		(0.3)		(0.5)
Balance at December 31, 2021	$(278.3)	$98.3		$(28.3)		$(120.1)		$(328.4)

	Three Months Ended
	December 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2020	$(271.8)	$661.1		$(32.2)		$(341.2)		$15.9
Other comprehensive (loss)/income before reclassification adjustments	61.9	(44.1)		—		—		17.8
Tax effect	—	10.0		—		—		10.0
Reclassification adjustments to net earnings	—	(7.7)	(A)	1.1	(C)	2.5	(B)	(4.1)
Tax effect	—	1.7		(0.4)		(0.6)		0.7
Balance at December 31, 2020	$(209.9)	$621.0		$(31.5)		$(339.3)		$40.3

	Six Months Ended
	December 31, 2021
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2021	$(226.8)	$390.9		$(29.9)		$(123.6)		$10.6
Other comprehensive (loss)/income before reclassification adjustments	(51.5)	(377.9)		—		—		(429.4)
Tax effect	—	85.7		—		—		85.7
Reclassification adjustments to net earnings	—	(0.5)	(A)	2.2	(C)	4.0	(B)	5.7
Tax effect	—	0.1		(0.6)		(0.5)		(1.0)
Balance at December 31, 2021	$(278.3)	$98.3		$(28.3)		$(120.1)		$(328.4)

	Six Months Ended
	December 31, 2020
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)		$(342.7)		$(14.8)
Other comprehensive (loss)/income before reclassification adjustments	112.3	(68.7)		(3.3)		—		40.3
Tax effect	—	15.5		0.8		—		16.3
Reclassification adjustments to net earnings	—	(8.0)	(A)	1.7	(C)	5.0	(B)	(1.3)
Tax effect	—	1.8		(0.4)		(1.6)		(0.2)
Balance at December 31, 2020	$(209.9)	$621.0		$(31.5)		$(339.3)		$40.3

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

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Employer Services	$2,671.3	$2,510.6	$5,242.8	$4,887.4
PEO Services	1,358.8	1,186.1	2,622.9	2,282.0
Other	(4.7)	(1.0)	(8.0)	(2.9)
	$4,025.4	$3,695.7	$7,857.7	$7,166.5

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Employer Services	$817.3	$758.6	$1,601.3	$1,447.8
PEO Services	212.7	187.4	405.7	346.8
Other	(119.9)	(113.4)	(196.1)	(196.8)
	$910.1	$832.6	$1,810.9	$1,597.8

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

EXECUTIVE OVERVIEW

Highlights from the six months ended December 31, 2021 include:

10%	80 basis points	13%
Revenue Growth	Earnings Before Income Taxes Margin Expansion	Diluted EPS Growth

10%	80 basis points	13%
Organic Constant Currency Revenue Growth	Adjusted EBIT Margin Expansion	Adjusted Diluted EPS Growth

7%	Employer Services Pays Per Control	15%	PEO Services Average Worksite Employee Growth

$1.8B	Cash Returned via Shareholder Friendly Actions $0.8B Dividends | $1.0B Share Repurchases

We are a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world. The global COVID-19 pandemic has had a significant impact on the global business environment and on our clients and we continue to advance and offer our HCM services, including the processing of payroll and tax obligations, to our clients during this time. ADP's efforts have also been focused on providing information and tools throughout the pandemic to help clients understand and navigate the governmental relief that has been adopted globally. In addition, we continue to add features to our Return to Workplace solution that assists our clients in bringing their employees back to work safely through a comprehensive set of tools designed to streamline the entire process.

In the second quarter, we achieved new product milestones as we continue to invest in our portfolio. We made further progress towards the development of a new, unified user experience, and we introduced this modernization to our RUN Powered by ADP ® and Next Gen HCM client bases in the U.S. and to our iHCM client base in Europe. We reached a milestone of processing one million pay slips for a single client, on a single day, for the first time in our history. At the other end of the spectrum, we continued to see growth in our new Roll™ by ADP mobile application, which serves the micro segment. Innovation is inherent in ADP’s business, and we have a growing, agile research and development organization committed to delivering solutions in the market that redefine what HCM solutions can do for employers.

For the six months ended December 31, 2021, we delivered solid revenue growth of 10%. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 7% for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020. PEO average worksite employees increased 15% for the six months ended December 31, 2021, as compared to the six months ended December 31, 2020. This remains a very dynamic and challenging business environment for our clients and prospects, but we believe the value of working with a leading, world class provider like ADP has become more compelling than ever. We see evidence of this reflected in our continued sales momentum, as well as our very high levels of client satisfaction and retention, which continue to drive our positive financial results.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our reinvestments, our longer term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at December 31, 2021 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and six months ended December 31, respectively:

Total Revenues	Total Revenues

9% YoY Growth	10% YoY Growth
9% YoY Growth, Organic Constant Currency	10% YoY Growth, Organic Constant Currency

Revenues for the three and six months ended December 31, 2021 increased due to strong client retention, new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for each of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues for the three months ended December 31, 2021 include interest on funds held for clients of $106.0 million, as compared to $105.4 million for the three months ended December 31, 2020. The increase in the interest earned on funds held for clients resulted from an increase in our average client funds balances of 28.4% to $32.2 billion for the three months ended December 31, 2021, partially offset by the decrease in our average interest rate earned to 1.3% for the three months ended December 31, 2021, as compared to 1.7% for the three months ended December 31, 2020.

Total revenues for the six months ended December 31, 2021 include interest on funds held for clients of $207.1 million, as compared to $211.9 million for the six months ended December 31, 2020. The decrease in the interest earned on funds held for clients resulted from the decrease in our average interest rate earned to 1.4% for the six months ended December 31, 2021, as compared to 1.8% for the six months ended December 31, 2020, partially offset by an increase in our average client funds balances of 25.5% to $29.6 billion for the six months ended December 31, 2021.

Total Expenses

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2021	2020	% Change	2021	2020	% Change

Costs of revenues:
Operating expenses	$2,040.7	$1,847.8	10%	$3,971.5	$3,610.0	10%
Systems development and programming costs	199.7	174.5	14%	388.5	343.2	13%
Depreciation and amortization	100.8	100.1	1%	203.8	203.6	—%
Total costs of revenues	2,341.2	2,122.4	10%	4,563.8	4,156.8	10%
Selling, general and administrative expenses	782.3	755.8	4%	1,501.5	1,436.9	4%
Interest expense	18.4	13.9	32%	36.9	29.0	27%
Total expenses	$3,141.9	$2,892.1	9%	$6,102.2	$5,622.7	9%

For the three and six months ended December 31, 2021, operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-through costs to $863.9 million from $765.9 million for the three months ended December 31, 2021 and 2020, respectively, and to $1,703.4 million from $1,507.0 million for the six months ended December 31, 2021 and 2020, respectively. Additionally, operating expenses increased due to increased costs to service our client base in support of our growing revenue.

Systems development and programming costs increased for the three and six months ended December 31, 2021 due to increased investments and costs to develop, support, and maintain our new and existing products.

Selling, general and administrative expenses increased for the three months ended December 31, 2021 due to increased selling expenses as a result of investments in our sales organization, increased marketing expenses, increased amortization of costs to obtain a contract under ASC 606, and increased travel expenses.

Selling, general and administrative expenses increased for the six months ended December 31, 2021 due to increased selling expenses as a result of investments in our sales organization, increased marketing expenses, increased amortization of costs to obtain a contract under ASC 606, and increased travel expenses.

Interest expense increased for the three and six months ended December 31, 2021 primarily due to the issuance of a 7-year fixed-rate note totaling $1.0 billion issued in the fourth quarter of fiscal 2021, as compared to the three and six months ended December 31, 2020.

Other (Income)/Expense, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2021	2020	$ Change	2021	2020	$ Change
Interest income on corporate funds	$(8.5)	$(10.4)	$(1.9)	$(18.2)	$(24.3)	$(6.1)
Realized (gains)/losses on available-for-sale securities, net	(0.4)	(7.7)	(7.3)	(0.5)	(8.0)	(7.5)
Impairment of assets	—	2.2	2.2	—	5.0	5.0
Gain on sale of assets	—	(1.6)	(1.6)	(1.3)	(1.8)	(0.5)
Non-service components of pension income, net	(17.7)	(11.5)	6.2	(35.4)	(24.9)	10.5
Other (income)/expense, net	$(26.6)	$(29.0)	$(2.4)	$(55.4)	$(54.0)	$1.4

See Note 11 for further details on non-service components of pension (income)/expense, net.

Earnings Before Income Taxes

For the three months ended December 31:

Earnings Before Income Taxes	Margin

9% YoY Growth	10 bps YoY Increase

For the six months ended December 31:

Earnings Before Income Taxes	Margin

13% YoY Growth	80 bps YoY Increase

Earnings before income taxes increased for the three and six months ended December 31, 2021, respectively, due to the components discussed above.

Margin increased for the three and six months ended December 31, 2021 due to increases in revenues, discussed above, partially offset by increased costs to service our client base in support of our growing revenue, and incremental pressure from growth in our zero-margin benefits pass-throughs.

Adjusted Earnings before certain Interest and Taxes ("Adjusted EBIT")

For the three months ended December 31:

Adjusted EBIT	Adjusted EBIT Margin

10% YoY Growth	20 bps YoY Increase

For the six months ended December 31:

Adjusted EBIT	Adjusted EBIT Margin

13% YoY Growth	80 bps YoY Increase

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, gain on sale of assets, net charges related to our broad-based transformation initiatives and the impact of the net severance charges, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2021 and 2020 was 23.7% and 22.2%, respectively. The increase in the effective tax rate is primarily due to benefits from a foreign tax election in the three months ended December 31, 2020, partially offset by a favorable earnings mix in the three months ended December 31, 2021.

The effective tax rate for the six months ended December 31, 2021 and 2020 was 23.0% and 21.8%, respectively. The increase in the effective tax rate is primarily due to combined benefits from adjustments to prior year tax liabilities and a foreign tax election in the six months ended December 31, 2020, partially offset by an increase in the excess tax benefits on stock-based compensation and a favorable earnings mix in the six months ended December 31, 2021.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended December 31, 2021 and 2020 was 23.7% and 22.2%, respectively. The adjusted effective tax rate for the six months ended December 31, 2021 and 2020 was 23.0% and 21.8%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS

For the three months ended December 31:

Net Earnings	Diluted EPS

7% YoY Growth	9% YoY Growth

For the six months ended December 31:

Net Earnings	Diluted EPS

12% YoY Growth	13% YoY Growth

For the three and six months ended December 31, 2021, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended December 31, 2021, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 2.0 million shares during the three months ended December 31, 2021 and 1.6 million shares during the three months ended December 31, 2020, partially offset by the issuances of shares under our employee benefit plans.

For the six months ended December 31, 2021, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 4.6 million shares during the six months ended December 31, 2021 and 3.2 million shares during the six months ended December 31, 2020, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

For the three months ended December 31:

Adjusted Net Earnings	Adjusted Diluted EPS

7% YoY Growth	9% YoY Growth

For the six months ended December 31:

Adjusted Net Earnings	Adjusted Diluted EPS

11% YoY Growth	13% YoY Growth

For the three and six months ended December 31, 2021, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Six Months Ended
	December 31,				December 31,		% Change
	2021	2020	As Reported	Organic constant currency	2021	2020	As Reported	Organic constant currency
Employer Services	$2,671.3	$2,510.6	6%	7%	$5,242.8	$4,887.4	7%	7%
PEO Services	1,358.8	1,186.1	15%	15%	2,622.9	2,282.0	15%	15%
Other	(4.7)	(1.0)	n/m	n/m	(8.0)	(2.9)	n/m	n/m
	$4,025.4	$3,695.7	9%	9%	$7,857.7	$7,166.5	10%	10%

	Earnings before Income Taxes
	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2021	2020	As Reported	2021	2020	As Reported
Employer Services	$817.3	$758.6	8%	$1,601.3	$1,447.8	11%
PEO Services	212.7	187.4	14%	405.7	346.8	17%
Other	(119.9)	(113.4)	n/m	(196.1)	(196.8)	n/m
	$910.1	$832.6	9%	$1,810.9	$1,597.8	13%

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three months ended December 31, 2021 due to strong retention and new business started from New Business Bookings, and an increase in our pays per control of 6%.

Revenues increased for the six months ended December 31, 2021 due to strong retention and new business started from New Business Bookings, and an increase in our pays per control of 7%, partially offset by a decrease in interest earned on funds held for clients.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased for the three and six months ended December 31, 2021 due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were due to increased costs to service our client base in support of our growing revenue, increases in selling expenses, and investments and costs to develop, support, and maintain our new and existing products.

For the three and six months ended December 31, respectively:

ES Margin	ES Margin

40 bps YoY Increase	90 bps YoY Increase

Employer Services' margin increased for the three and six months ended December 31, 2021 due to increases in revenues, discussed above, partially offset by increased costs to service our client base in support of our growing revenue and investments and costs to develop, support, and maintain our products.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Six Months Ended		Change
	December 31,				December 31,
	2021	2020	$	%	2021	2020	$	%
PEO Services' revenues	$1,358.8	$1,186.1	$172.7	15%	$2,622.9	$2,282.0	$340.9	15%
Less: PEO zero-margin benefits pass-throughs	863.9	765.9	98.0	13%	1,703.4	1,507.0	196.4	13%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$494.9	$420.2	$74.7	18%	$919.5	$775.0	$144.5	19%

PEO Services' revenue increased 15% and for the three and six months ended December 31, 2021, respectively, due to an increase in zero-margin benefits pass-throughs, and increases in average worksite employees of 16% and 15% for three and six months ended December 31, 2021, respectively, as compared to the three and six months ended December 31, 2020.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 14% and 17% for the three and six months ended December 31, 2021, respectively, due to increased revenues discussed above, partially offset by the increases in zero-margin benefits pass-through costs of $98.0 million and $196.4 million for the three and six months ended December 31, 2021, respectively.

For the three and six months ended December 31, respectively:

PEO Margin	PEO Margin

10 bps YoY Decrease	30 bps YoY Increase

PEO Services' margin decreased for the three months ended December 31, 2021 due to increases in zero-margin pass through costs, partially offset by an increase in revenues, discussed above.

PEO Services' margin increased for the six months ended December 31, 2021 due to an increase in revenues, discussed above, partially offset by increases in zero-margin pass through costs.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $3.7 million and $14.6 million for the three and six months ended December 31, 2021, as compared to approximately $4.8 million and $15.2 million for the three and six months ended December 31, 2020, which were primarily a result of changes in our estimated actuarial losses. In July 2021, ADP Indemnity paid a premium of $260 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2022 policy year on terms substantially similar to the fiscal 2021 reinsurance policy.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2021	2020	As Reported	2021	2020	As Reported

Net earnings	$694.4	$647.5	7%	$1,394.9	$1,249.6	12%
Adjustments:
Provision for income taxes	215.7	185.1		416.0	348.2
All other interest expense (a)	17.8	13.2		35.6	27.3
All other interest income (a)	(1.1)	(1.5)		(2.4)	(3.3)
Transformation initiatives (b)	3.0	3.3		0.9	4.1
Excess capacity severance charges	—	0.5		—	2.9
Adjusted EBIT	$929.8	$848.1	10%	$1,845.0	$1,628.8	13%
Adjusted EBIT Margin	23.1%	22.9%		23.5%	22.7%

Provision for income taxes	$215.7	$185.1	17%	$416.0	$348.2	19%
Adjustments:
Transformation initiatives (c)	0.7	0.8		0.1	1.0
Excess capacity severance charges (c)	—	0.1		—	0.7
Adjusted provision for income taxes	$216.4	$186.0	16%	$416.1	$349.9	19%
Adjusted effective tax rate (d)	23.7%	22.2%		23.0%	21.8%

Net earnings	$694.4	$647.5	7%	$1,394.9	$1,249.6	12%
Adjustments:
Transformation initiatives (b)	3.0	3.3		0.9	4.1
Income tax provision/(benefit) for transformation initiatives (c)	(0.7)	(0.8)		(0.1)	(1.0)
Excess capacity severance charges	—	0.5		—	2.9
Income tax benefit for excess capacity severance charges (c)	—	(0.1)		—	(0.7)
Adjusted net earnings	$696.7	$650.4	7%	$1,395.7	$1,254.9	11%

Diluted EPS	$1.65	$1.51	9%	$3.30	$2.91	13%
Adjustments:
Transformation initiatives (b) (c)	0.01	0.01		—	0.01
Excess capacity severance charges (c)	—	—		—	0.01
Adjusted diluted EPS	$1.65	$1.52	9%	$3.30	$2.92	13%

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

(b) In the three months ended December 31, 2021, transformation initiatives include consulting costs relating to our company wide transformation initiatives. In the six months ended December 31, 2021, the charges include consulting costs relating our company wide transformation initiatives offset by gain on sale of assets and net reversals relating to severance. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions taken as part of our broad-based, company-wide transformation initiative.

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

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2021	2021
Consolidated revenue growth as reported	9%	10%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	—%	—%
Consolidated revenue growth, organic constant currency	9%	10%

Employer Services revenue growth as reported	6%	7%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	1%	—%
Employer Services revenue growth, organic constant currency	7%	7%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, cash and cash equivalents were $1.7 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at December 31, 2021 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Six Months Ended
	December 31,
	2021	2020	$ Change
Cash provided by / (used in):
Operating activities	$1,215.6	$1,188.3	$27.3
Investing activities	(3,468.4)	(949.6)	(2,518.8)
Financing activities	9,664.7	8,751.5	913.2
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(20.9)	84.7	(105.6)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,391.0	$9,074.9	$(1,683.9)

Net cash flows provided by operating activities increased due to growth in our underlying business (net income adjusted for non-cash adjustments), offset by a net unfavorable change in the components of operating assets and liabilities which includes an increase in incentive compensation payments as compared to the six months ended December 31, 2020.

Net cash flows from investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $2,504.1 million, and higher payments related to acquisitions of intangibles and a business, offset by proceeds from the sale of property, plant, and equipment in the six months ended December 31, 2021.

Net cash flows from financing activities changed due to a net increase in the cash flow from client funds obligations of $1,379.4 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, and settlement of cash flow hedges in the six months ended December 31, 2020. These were partially offset by an increase in repurchases of common stock in the six months ended December 31, 2021.

We purchased approximately 4.6 million shares of our common stock at an average price per share of $213.79 during the six months ended December 31, 2021, as compared to purchases of 3.2 million shares at an average price per share of $149.39 during the six months ended December 31, 2020. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2021 and June 30, 2021, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Average daily borrowings (in billions)	$1.9	$1.8	$1.9	$2.1
Weighted average interest rates	0.1%	0.1%	0.1%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day	1 day	1 day

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2021 there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2021, the Company had $23.5 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Average outstanding balances	$228.4	$83.2	$211.7	$117.8
Weighted average interest rates	0.2%	0.3%	0.2%	0.3%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.75 billion, 364-day credit agreement that matures in June 2022 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.2 billion credit facility maturing in June 2024 and June 2026, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2021 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, equipment lease, and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through December 31, 2021. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the six months ended December 31, 2021 were $74.1 million, as compared to $79.7 million for the six months ended December 31, 2020. We expect capital expenditures in fiscal 2022 to be between $200 million and $225 million, as compared to $178.3 million in fiscal 2021.

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

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In circumstances where we experience a reduction in employment levels due to a slowdown in the economy, we may make tactical decisions to sell certain securities or not reinvest maturing securities in order to reduce the size of the funds held for clients to correspond to client funds obligations. We minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by impounding, in virtually all instances, the client’s funds in advance of the timing of payment of such client’s obligation. As a result of this practice, we have consistently maintained the required level of client funds assets to satisfy all of our obligations.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Average investment balances at cost:
Corporate investments	$3,777.6	$3,504.5	$4,037.2	$3,869.5
Funds held for clients	32,245.5	25,109.5	29,550.1	23,540.2
Total	$36,023.1	$28,614.0	$33,587.3	$27,409.7

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	0.9%	1.2%	0.9%	1.3%
Funds held for clients	1.3%	1.7%	1.4%	1.8%
Total	1.3%	1.6%	1.3%	1.7%

Net realized (gains)/losses on available-for-sale securities	$(0.4)	$(7.7)	$(0.5)	$(8.0)

	December 31, 2021	June 30, 2021
Net unrealized pre-tax gains on available-for-sale securities	$123.8	$502.2

Total available-for-sale securities at fair value	$27,120.9	$24,371.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio decreased from 1.7% for the six months ended December 31, 2020 to 1.3% for the six months ended December 31, 2021. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $23 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2022. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2022.

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

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and other comprehensive income.  We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management. In addition, as the duration and severity of the COVID-19 pandemic are uncertain, certain of our estimates could require further judgment or modification and therefore carry a higher degree of variability and volatility. As events continue to evolve, our estimates may change materially in future periods. Refer to Note 2 of our Consolidated Financial Statements for changes to our accounting policies effective for the fiscal 2022.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
October 1 to 31, 2021	807,011	$210.67	807,011	$2,375,063,115

November 1 to 30, 2021	631,095	$230.56	628,923	$2,230,057,833

December 1 to 31, 2021	601,651	$235.26	601,397	$2,088,578,302
Total	2,039,757		2,037,331

(1)  During the three months ended December 31, 2021, pursuant to the terms of our restricted stock program, the Company purchased 2,426 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)  The Company received the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval
November 2019	$5 billion

There is no expiration date for the common stock repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	Compensation letter for John Ayala, dated December 2021.
10.2	Compensation letter for Maria Black, dated December 2021.
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	January 31, 2022	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)