Form 10-Q
period 2022-03-31
AUTOMATIC DATA PROCESSING INC
filed 2022-04-29
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
The number of shares outstanding of the registrant’s common stock as of April 26, 2022 was 417,747,152.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,882.3	$2,671.2	$7,911.9	$7,346.1
Interest on funds held for clients	118.0	107.4	325.0	319.2
PEO revenues (A)	1,512.7	1,323.4	4,133.7	3,603.1
TOTAL REVENUES	4,513.0	4,102.0	12,370.6	11,268.4

EXPENSES:
Costs of revenues:
Operating expenses	2,212.5	1,999.5	6,184.0	5,609.5
Systems development and programming costs	197.3	178.6	585.8	521.8
Depreciation and amortization	102.4	100.0	306.2	303.5
TOTAL COSTS OF REVENUES	2,512.2	2,278.1	7,076.0	6,434.8

Selling, general, and administrative expenses	817.5	763.0	2,319.0	2,199.8
Interest expense	18.4	13.5	55.3	42.4
TOTAL EXPENSES	3,348.1	3,054.6	9,450.3	8,677.0

Other (income)/expense, net	(25.0)	(18.8)	(80.4)	(72.7)

EARNINGS BEFORE INCOME TAXES	1,189.9	1,066.2	3,000.7	2,664.1

Provision for income taxes	261.4	255.5	677.3	603.8

NET EARNINGS	$928.5	$810.7	$2,323.4	$2,060.3

BASIC EARNINGS PER SHARE	$2.22	$1.90	$5.53	$4.82

DILUTED EARNINGS PER SHARE	$2.21	$1.90	$5.51	$4.80

Basic weighted average shares outstanding	418.1	425.8	419.8	427.3
Diluted weighted average shares outstanding	420.2	427.7	422.0	428.9

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $16,826.6 million and $13,894.6 million for the three months ended March 31, 2022 and 2021, respectively, and $46,863.8 million and $38,259.5 million for the nine months ended March 31, 2022 and 2021, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net earnings	$928.5	$810.7	$2,323.4	$2,060.3

Other comprehensive (loss)/income:
Currency translation adjustments	(14.2)	(27.5)	(65.7)	84.8

Unrealized net (losses)/gains on available-for-sale securities	(1,192.5)	(352.5)	(1,570.4)	(421.2)
Tax effect	270.3	79.2	356.0	94.7
Reclassification of net (gains)/losses on available-for-sale securities to net earnings	0.3	0.4	(0.2)	(7.6)
Tax effect	(0.1)	(0.1)	—	1.7

Unrealized (losses)/gains on cash flow hedging activities	—	—	—	(3.3)
Tax effect	—	—	—	0.8
Amortization of unrealized losses on cash flow hedging activities	1.1	1.1	3.3	2.7
Tax effect	(0.3)	(0.3)	(0.9)	(0.6)

Reclassification of pension liability adjustment to net earnings	1.9	2.8	5.9	7.8
Tax effect	(0.4)	(1.1)	(0.9)	(2.7)

Other comprehensive (loss)/income, net of tax	(933.9)	(298.0)	(1,272.9)	(242.9)
Comprehensive income	$(5.4)	$512.7	$1,050.5	$1,817.4

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,634.2	$2,575.2
Accounts receivable, net of allowance for doubtful accounts of $58.3 and $79.6, respectively	3,250.7	2,727.4
Other current assets	699.3	533.4
Total current assets before funds held for clients	5,584.2	5,836.0
Funds held for clients	58,319.6	34,905.8
Total current assets	63,903.8	40,741.8
Long-term receivables, net of allowance for doubtful accounts of $0.2 and $0.3, respectively	10.2	11.5
Property, plant and equipment, net	650.5	684.5
Operating lease right-of-use asset	445.5	462.2
Deferred contract costs	2,496.7	2,498.2
Other assets	910.0	825.8
Goodwill	2,324.1	2,338.4
Intangible assets, net	1,327.3	1,210.1
Total assets	$72,068.1	$48,772.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81.7	$141.1
Accrued expenses and other current liabilities	2,100.6	1,963.3
Accrued payroll and payroll-related expenses	765.6	910.2
Dividends payable	431.7	390.8
Short-term deferred revenues	197.5	203.9
Obligations under reverse repurchase agreements (A)	—	23.5
Income taxes payable	141.5	58.2
Total current liabilities before client funds obligations	3,718.6	3,691.0
Client funds obligations	59,387.9	34,403.8
Total current liabilities	63,106.5	38,094.8
Long-term debt	2,986.6	2,985.0
Operating lease liabilities	344.9	343.2
Other liabilities	954.2	834.1
Deferred income taxes	135.6	482.9
Long-term deferred revenues	347.4	362.4
Total liabilities	67,875.2	43,102.4

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2022 and June 30, 2021; outstanding, 418.2 and 423.7 shares at March 31, 2022 and June 30, 2021, respectively	63.9	63.9
Capital in excess of par value	1,736.8	1,531.3
Retained earnings	20,504.5	19,451.1
Treasury stock - at cost: 220.5 and 215.0 shares at March 31, 2022 and June 30, 2021, respectively	(16,850.0)	(15,386.8)
Accumulated other comprehensive (loss)/ income	(1,262.3)	10.6
Total stockholders’ equity	4,192.9	5,670.1
Total liabilities and stockholders’ equity	$72,068.1	$48,772.5

(A) As of June 30, 2021, $23.5 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net earnings	$2,323.4	$2,060.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	384.6	384.7
Amortization of deferred contract costs	714.3	700.5
Deferred income taxes	2.1	(38.3)
Stock-based compensation expense	146.2	126.4
Net pension income	(47.4)	(35.9)
Net amortization of premiums and accretion of discounts on available-for-sale securities	76.1	48.7
Other	(4.6)	22.4
Changes in operating assets and liabilities:
Increase in accounts receivable	(533.6)	(365.2)
Increase in other assets	(936.9)	(794.0)
(Decrease)/Increase in accounts payable	(41.3)	9.8
Increase in accrued expenses and other liabilities	103.7	321.1
Net cash flows provided by operating activities	2,186.6	2,440.5

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(8,944.0)	(7,148.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,366.9	5,159.6
Capital expenditures	(126.8)	(145.3)
Additions to intangibles	(282.3)	(240.2)
Acquisitions of businesses, net of cash acquired	(11.7)	—
Proceeds from sale of property, plant, and equipment and other assets	34.2	7.8
Net cash flows used in investing activities	(5,963.7)	(2,366.4)

Cash Flows from Financing Activities:
Net increase in client funds obligations	25,028.7	14,999.9
Payments of debt	(0.7)	(1,001.6)
Proceeds from the issuance of debt	7.3	991.1
Settlement of cash flow hedges	—	(43.6)
Repurchases of common stock	(1,481.9)	(902.5)
Net proceeds from stock purchase plan and stock-based compensation plans	73.5	73.5
Dividends paid	(1,224.7)	(1,179.5)
Net payments related to reverse repurchase agreements	(23.5)	(13.6)
Net cash flows provided by financing activities	22,378.7	12,923.7

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(14.2)	70.4

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	18,587.4	13,068.2

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	13,143.2	7,053.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$31,730.6	$20,121.8

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,634.2	$1,891.5
Restricted cash and restricted cash equivalents included in funds held for clients (A)	30,096.4	18,230.3
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$31,730.6	$20,121.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$57.1	$52.3
Cash paid for income taxes, net of income tax refunds	$587.9	$570.1

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

The following tables provide details of revenue by our strategic pillars, and include a reconciliation to the Company’s reportable segments. The Company made changes to certain allocation methodologies in both the current period and the prior period in the tables below which did not materially affect our reporting of revenues by strategic pillar:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Types of Revenues	2022	2021	2022	2021
HCM	$2,014.0	$1,858.1	$5,424.6	$5,025.8
HRO, excluding PEO zero-margin benefits pass-throughs	906.4	790.5	2,344.4	2,039.6
PEO zero-margin benefits pass-throughs	897.2	784.7	2,600.6	2,291.7
Global	577.4	561.3	1,676.0	1,592.1
Interest on funds held for clients	118.0	107.4	325.0	319.2
Total Revenues	$4,513.0	$4,102.0	$12,370.6	$11,268.4

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,015.2	$—	$(1.2)	$2,014.0
HRO, excluding PEO zero-margin benefits pass-throughs	292.5	615.5	(1.6)	906.4
PEO zero-margin benefits pass-throughs	—	897.2	—	897.2
Global	577.4	—	—	577.4
Interest on funds held for clients	116.9	1.1	—	118.0
Total Segment Revenues	$3,002.0	$1,513.8	$(2.8)	$4,513.0

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,859.4	$—	$(1.3)	$1,858.1
HRO, excluding PEO zero-margin benefits pass-throughs	252.6	538.7	(0.8)	790.5
PEO zero-margin benefits pass-throughs	—	784.7	—	784.7
Global	561.3	—	—	561.3
Interest on funds held for clients	106.7	0.7	—	107.4
Total Segment Revenues	$2,780.0	$1,324.1	$(2.1)	$4,102.0

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,430.2	$—	$(5.6)	$5,424.6
HRO, excluding PEO zero-margin benefits pass-throughs	816.6	1,533.1	(5.3)	2,344.4
PEO zero-margin benefits pass-throughs	—	2,600.6	—	2,600.6
Global	1,676.0	—	—	1,676.0
Interest on funds held for clients	322.0	3.0	—	325.0
Total Segment Revenues	$8,244.8	$4,136.7	$(10.9)	$12,370.6

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,030.0	$—	$(4.2)	$5,025.8
HRO, excluding PEO zero-margin benefits pass-throughs	729.1	1,311.4	(0.9)	2,039.6
PEO zero-margin benefits pass-throughs	—	2,291.7	—	2,291.7
Global	1,592.1	—	—	1,592.1
Interest on funds held for clients	316.2	3.0	—	319.2
Total Segment Revenues	$7,667.4	$3,606.1	$(5.1)	$11,268.4

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the nine months ended March 31, 2022 were as follows:

Contract Liability
Contract liability, July 1, 2021	$516.1
Recognition of revenue included in beginning of year contract liability	(114.8)
Contract liability, net of revenue recognized on contracts during the period	104.6
Currency translation adjustments	(24.1)
Contract liability, March 31, 2022	$481.8

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2022
Net earnings	$928.5			$928.5
Weighted average shares (in millions)	418.1	1.0	1.1	420.2
EPS	$2.22			$2.21
Three Months Ended March 31, 2021
Net earnings	$810.7			$810.7
Weighted average shares (in millions)	425.8	0.8	1.1	427.7
EPS	$1.90			$1.90

Nine Months Ended March 31, 2022
Net earnings	$2,323.4			$2,323.4
Weighted average shares (in millions)	419.8	1.1	1.1	422.0
EPS	$5.53			$5.51
Nine Months Ended March 31, 2021
Net earnings	$2,060.3			$2,060.3
Weighted average shares (in millions)	427.3	0.7	0.9	428.9
EPS	$4.82			$4.80

Stock Options to purchase 0.7 million and 0.4 million shares of common stock for the three months ended March 31, 2022 and 2021, respectively, and 0.5 million and 1.7 million shares of common stock for the nine months ended March 31, 2022 and

2021, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest income on corporate funds	$(5.6)	$(4.7)	$(23.8)	$(28.9)
Realized (gains)/losses on available-for-sale securities, net	0.3	0.4	(0.2)	(7.6)
Impairment of assets	4.3	2.6	4.3	7.6
Gain on sale of assets	(6.2)	(1.6)	(7.5)	(3.4)
Non-service components of pension income, net (see Note 11)	(17.8)	(15.5)	(53.2)	(40.4)
Other (income)/expense, net	$(25.0)	$(18.8)	$(80.4)	$(72.7)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2022 and June 30, 2021 were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$31,730.6	$—	$—	$31,730.6
Available-for-sale securities:
Corporate bonds	15,909.4	38.1	(685.5)	15,262.0
U.S. Treasury securities	4,573.2	8.2	(134.9)	4,446.5
Asset-backed securities	2,015.1	6.8	(36.2)	1,985.7
Canadian government obligations and Canadian government agency obligations	1,913.0	0.7	(84.6)	1,829.1
U.S. government agency securities	1,750.5	0.9	(91.8)	1,659.6
Canadian provincial bonds	1,006.2	1.5	(40.1)	967.6
Commercial mortgage-backed securities	874.2	4.7	(16.1)	862.8
Other securities	1,277.6	3.9	(44.0)	1,237.5

Total available-for-sale securities	29,319.2	64.8	(1,133.2)	28,250.8

Total corporate investments and funds held for clients	$61,049.8	$64.8	$(1,133.2)	$59,981.4
(A) Included within available-for-sale securities are corporate investments with fair values of $27.6 million and funds held for clients with fair values of $28,223.2 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2021. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at March 31, 2022.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2022, are as follows:

	March 31, 2022
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(489.9)	$9,213.9	$(195.6)	$2,351.9	$(685.5)	$11,565.8
U.S. Treasury securities	(96.3)	2,432.3	(38.6)	471.1	(134.9)	2,903.4
Asset-backed securities	(31.7)	881.3	(4.5)	54.6	(36.2)	935.9
Canadian government obligations and Canadian government agency obligations	(74.3)	1,485.3	(10.3)	116.7	(84.6)	1,602.0
U.S. government agency securities	(39.4)	806.9	(52.4)	706.3	(91.8)	1,513.2
Canadian provincial bonds	(27.3)	636.7	(12.8)	139.5	(40.1)	776.2
Commercial mortgage-backed securities	(16.1)	540.9	—	—	(16.1)	540.9
Other securities	(28.1)	560.8	(15.9)	191.7	(44.0)	752.5
	$(803.1)	$16,558.1	$(330.1)	$4,031.8	$(1,133.2)	$20,589.9

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

At March 31, 2022, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2022 through March 2032.

At March 31, 2022, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $1,011.9 million, $688.9 million, $233.4 million, and $50.9 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through March 31, 2022.

At March 31, 2022, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $1,026.0 million and $544.4 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from April 2022 through March 2032.

At March 31, 2022, U.S government agency commercial mortgage-backed securities of $862.8 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At March 31, 2022, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $536.9 million and AA-rated United Kingdom Gilt securities of $274.9 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2022	2021
Corporate investments:
Cash and cash equivalents	$1,634.2	$2,575.2
Short-term marketable securities (a)	27.6	10.4
Long-term marketable securities (b)	—	23.5
Total corporate investments	$1,661.8	$2,609.1

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2022	2021
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$30,096.4	$10,568.0
Restricted short-term marketable securities held to satisfy client funds obligations	4,337.5	3,743.3
Restricted long-term marketable securities held to satisfy client funds obligations	23,885.7	20,594.5
Total funds held for clients	$58,319.6	$34,905.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $59,387.9 million and $34,403.8 million at March 31, 2022 and June 30, 2021, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2022 and June 30, 2021, $53,200.8 million and $31,092.3 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at March 31, 2022.

Expected maturities of available-for-sale securities at March 31, 2022 are as follows:

One year or less	$4,365.1
One year to two years	2,922.2
Two years to three years	3,620.9
Three years to four years	6,780.0
After four years	10,562.6
Total available-for-sale securities	$28,250.8

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

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating lease cost	$36.4	$39.5	$108.9	$118.6
Short-term lease cost	0.3	0.3	0.8	1.0
Variable lease cost	2.9	2.5	8.2	6.8
Total operating lease cost	$39.6	$42.3	$117.9	$126.4

The following table provides supplemental cash flow information related to the Company's leases:

	Nine Months Ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$96.1	$111.9
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$74.9	$107.4

Other information related to our operating lease liabilities is as follows:

	March 31,	June 30,
	2022	2021
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.1%	2.2%
Current operating lease liability	$98.6	$94.7

As of March 31, 2022, maturities of operating lease liabilities are as follows:

Three months ending June 30, 2022	$28.0
Twelve months ending June 30, 2023	103.2
Twelve months ending June 30, 2024	82.4
Twelve months ending June 30, 2025	66.1
Twelve months ending June 30, 2026	57.4
Thereafter	133.7
Total undiscounted lease obligations	470.8
Less: Imputed interest	(27.3)
Net lease obligations	$443.5

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2022 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2021	$2,333.6	$4.8	$2,338.4
Additions and other adjustments	11.1	—	11.1
Currency translation adjustments	(25.4)	—	(25.4)
Balance at March 31, 2022	$2,319.3	$4.8	$2,324.1

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2022	2021
Intangible assets:
Software and software licenses	$3,229.8	$2,950.8
Customer contracts and lists	1,100.4	1,062.2
Other intangibles	241.3	239.0
	4,571.5	4,252.0
Less accumulated amortization:
Software and software licenses	(2,221.8)	(2,090.4)
Customer contracts and lists	(790.0)	(723.4)
Other intangibles	(232.4)	(228.1)
	(3,244.2)	(3,041.9)
Intangible assets, net	$1,327.3	$1,210.1

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions).  All intangible assets have finite lives and, as such, are subject to amortization.  The weighted average remaining useful life of the intangible assets is 5 years (6 years for software and software licenses, 4 years for customer contracts and lists, and 2 years for other intangibles).  Amortization of intangible assets was $86.1 million and $81.0 million for the three months ended March 31, 2022 and 2021, respectively, and $256.7 million and $245.9 million for the nine months ended March 31, 2022 and 2021, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2022	$114.4
Twelve months ending June 30, 2023	$367.9
Twelve months ending June 30, 2024	$250.6
Twelve months ending June 30, 2025	$180.3
Twelve months ending June 30, 2026	$122.0
Twelve months ending June 30, 2027	$95.4

Note 9. Short-term Financing

The Company has a $3.75 billion, 364-day credit agreement that matures in June 2022 with a one year term-out option.  The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.2 billion credit facility maturing in June 2026 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2022 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2022 and June 30, 2021, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Average daily borrowings (in billions)	$1.2	$0.7	$1.7	$1.6
Weighted average interest rates	0.1%	0.1%	0.1%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day	1 day	1 day

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2022 there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2021, the Company had $23.5 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Average outstanding balances	$93.2	$54.9	$172.8	$97.1
Weighted average interest rates	0.3%	0.2%	0.2%	0.3%

Note 10. Debt

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2022 and June 30, 2021, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2022	June 30, 2021
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Other		13.5	6.9
		3,013.5	3,006.9
Less: current portion (a)		(8.4)	(1.2)
Less: unamortized discount and debt issuance costs		(18.5)	(20.7)
Total long-term debt		$2,986.6	$2,985.0
(a) - Current portion of long-term debt as of March 31, 2022 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2022, the fair value of the Notes, based on Level 2 inputs, was $2,819.1 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2021.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 2.3 million and 2.5 million shares in the three months ended March 31, 2022 and 2021, respectively, and repurchased 7.0 million and 5.7 million shares in the nine months ended March 31, 2022 and 2021, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and nine months ended March 31, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating expenses	$4.8	$4.8	$14.8	$13.2
Selling, general and administrative expenses	37.3	34.8	111.3	95.7
System development and programming costs	6.2	5.9	20.1	17.5
Total stock-based compensation expense	$48.3	$45.5	$146.2	$126.4

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost – benefits earned during the period	$1.3	$1.2	$4.1	$3.6
Interest cost on projected benefits	13.1	12.8	39.2	38.3
Expected return on plan assets	(32.0)	(30.4)	(95.9)	(91.1)
Net amortization and deferral	1.7	2.5	5.1	7.5
Settlement charges and special termination benefits	0.1	—	0.1	5.8
Net pension (income)/expense	$(15.8)	$(13.9)	$(47.4)	$(35.9)

Note 12. Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was 22.0% and 24.0%, respectively. The decrease in the effective tax rate is primarily due to an intercompany transfer of certain assets, a lower state income tax rate and a favorable earnings mix in the three months ended March 31, 2022.

The effective tax rate for the nine months ended March 31, 2022 and 2021 was 22.6% and 22.7%, respectively. The decrease in the effective tax rate is primarily due to a favorable earnings mix, an increase in the excess tax benefits on stock-based compensation and an intercompany transfer of certain assets in the nine months ended March 31, 2022, partially offset by combined benefits from adjustments to prior year tax liabilities and a foreign tax election in the nine months ended March 31, 2021.

Note 13. Commitments and Contingencies

In May 2020, two potential class action complaints were filed against ADP, TotalSource and related defendants in the U.S. District Court, District of New Jersey. The complaints assert violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the ADP TotalSource Retirement Savings Plan’s fiduciary administrative and investment decision-making. The complaints seek statutory and other unspecified monetary damages, injunctive relief and attorney’s fees. These claims are still in their early stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters. The Company intends to vigorously defend against these lawsuits.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	March 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2021	$63.9	$1,664.7	$20,011.8	$(16,362.4)	$(328.4)	$5,049.6
Net earnings	—		928.5		—	928.5
Other comprehensive income	—		—		(933.9)	(933.9)
Stock-based compensation expense	—	42.7	—		—	42.7
Issuances relating to stock compensation plans	—	29.4	—	10.3	—	39.7
Treasury stock acquired (2.3 million shares repurchased)	—		—	(497.9)	—	(497.9)
Dividends declared ($1.04 per share)	—	—	(435.8)	—	—	(435.8)
Balance at March 31, 2022	$63.9	$1,736.8	$20,504.5	$(16,850.0)	$(1,262.3)	$4,192.9

	Three Months Ended
	March 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2020	$63.9	$1,407.6	$18,893.6	$(14,505.4)	$40.3	$5,900.0
Net earnings	—	—	810.7	—	—	810.7
Other comprehensive income	—	—	—	—	(298.0)	(298.0)
Stock-based compensation expense	—	38.8	—	—	—	38.8
Issuances relating to stock compensation plans	—	33.4	—	19.7	—	53.1
Treasury stock acquired (2.5 million shares repurchased)	—	—	—	(433.9)	—	(433.9)
Dividends declared ($0.93 per share)	—	—	(396.8)	—	—	(396.8)
Balance at March 31, 2021	$63.9	$1,479.8	$19,307.5	$(14,919.6)	$(257.7)	$5,673.9

	Nine Months Ended
	March 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2021	$63.9	$1,531.3	$19,451.1	$(15,386.8)	$10.6	$5,670.1
Net earnings	—		2,323.4		—	2,323.4
Other comprehensive income	—		—		(1,272.9)	(1,272.9)
Stock-based compensation expense	—	129.9	—		—	129.9
Issuances relating to stock compensation plans	—	75.6	—	90.7	—	166.3
Treasury stock acquired (7.0 million shares repurchased)	—	—		(1,553.9)	—	(1,553.9)
Dividends declared ($3.01 per share)	—	—	(1,270.0)	—	—	(1,270.0)
Balance at March 31, 2022	$63.9	$1,736.8	$20,504.5	$(16,850.0)	$(1,262.3)	$4,192.9

	Nine Months Ended
	March 31, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2020	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)	$5,752.2
Net earnings	—	—	2,060.3	—	—	2,060.3
Other comprehensive income	—	—	—	—	(242.9)	(242.9)
Stock-based compensation expense	—	114.5	—	—	—	114.5
Issuances relating to stock compensation plans	—	31.5	—	102.7	—	134.2
Treasury stock acquired (5.7 million shares repurchased)	—	—	—	(955.3)	—	(955.3)
Dividends declared ($2.77 per share)	—	—	(1,189.1)	—	—	(1,189.1)
Balance at March 31, 2021	$63.9	$1,479.8	$19,307.5	$(14,919.6)	$(257.7)	$5,673.9

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2022
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2021	$(278.3)	$98.3		$(28.3)		$(120.1)		$(328.4)
Other comprehensive (loss)/income before reclassification adjustments	(14.2)	(1,192.5)		—		—		(1,206.7)
Tax effect	—	270.3		—		—		270.3
Reclassification adjustments to net earnings	—	0.3	(A)	1.1	(C)	1.9	(B)	3.3
Tax effect	—	(0.1)		(0.3)		(0.4)		(0.8)
Balance at March 31, 2022	$(292.5)	$(823.7)		$(27.5)		$(118.6)		$(1,262.3)

	Three Months Ended
	March 31, 2021
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2020	$(209.9)	$621.0		$(31.5)		$(339.3)		$40.3
Other comprehensive (loss)/income before reclassification adjustments	(27.5)	(352.5)		—		—		(380.0)
Tax effect	—	79.2		—		—		79.2
Reclassification adjustments to net earnings	—	0.4	(A)	1.1	(C)	2.8	(B)	4.3
Tax effect	—	(0.1)		(0.3)		(1.1)		(1.5)
Balance at March 31, 2021	$(237.4)	$348.0		$(30.7)		$(337.6)		$(257.7)

	Nine Months Ended
	March 31, 2022
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2021	$(226.8)	$390.9		$(29.9)		$(123.6)		$10.6
Other comprehensive (loss)/income before reclassification adjustments	(65.7)	(1,570.4)		—		—		(1,636.1)
Tax effect	—	356.0		—		—		356.0
Reclassification adjustments to net earnings	—	(0.2)	(A)	3.3	(C)	5.9	(B)	9.0
Tax effect	—	—		(0.9)		(0.9)		(1.8)
Balance at March 31, 2022	$(292.5)	$(823.7)		$(27.5)		$(118.6)		$(1,262.3)

	Nine Months Ended
	March 31, 2021
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)		$(342.7)		$(14.8)
Other comprehensive (loss)/income before reclassification adjustments	84.8	(421.2)		(3.3)		—		(339.7)
Tax effect	—	94.7		0.8		—		95.5
Reclassification adjustments to net earnings	—	(7.6)	(A)	2.7	(C)	7.8	(B)	2.9
Tax effect	—	1.7		(0.6)		(2.7)		(1.6)
Balance at March 31, 2021	$(237.4)	$348.0		$(30.7)		$(337.6)		$(257.7)

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Employer Services	$3,002.0	$2,780.0	$8,244.8	$7,667.4
PEO Services	1,513.8	1,324.1	4,136.7	3,606.1
Other	(2.8)	(2.1)	(10.9)	(5.1)
	$4,513.0	$4,102.0	$12,370.6	$11,268.4

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Employer Services	$1,095.7	$980.0	$2,697.0	$2,427.8
PEO Services	227.2	198.7	632.9	545.5
Other	(133.0)	(112.5)	(329.2)	(309.2)
	$1,189.9	$1,066.2	$3,000.7	$2,664.1

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

EXECUTIVE OVERVIEW

Highlights from the nine months ended March 31, 2022 include:

10%	60 basis points	15%
Revenue Growth	Earnings Before Income Taxes Margin Expansion	Diluted EPS Growth

10%	70 basis points	14%
Organic Constant Currency Revenue Growth	Adjusted EBIT Margin Expansion	Adjusted Diluted EPS Growth

7%	Employer Services Pays Per Control	16%	PEO Services Average Worksite Employee Growth

$2.7B	Cash Returned via Shareholder Friendly Actions $1.2B Dividends | $1.5B Share Repurchases

We are a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world. The business environment for our clients has evolved continuously since our founding, and the current global pandemic has come to represent yet another factor adding complexity to that environment. Our HCM solutions, which include both software and outsourcing services, are designed to help our clients manage their workforces through this dynamic landscape and the changing world of work. We are continuously seeking to enhance our leading HCM solutions to further support our clients.

During the third quarter, we continued our roll-out of a new unified user experience ("UX") across our key platforms. Clients across our RUN, iHCM, and Next Gen HCM client bases have transitioned over to the new UX and we believe will now benefit from more intuitive HCM workflows within these key platforms. This quarter we made progress on the roll-out of the new UX to Workforce Now, and also began the roll-out of the new UX to the ADP Mobile app, used by over 10 million active users. We also enhanced our data offerings during the quarter. Data continues to be one of ADP’s differentiators, and this quarter we began piloting our new Global Insight Dashboard powered by DataCloud, enabling clients outside the US to leverage the same award-winning analytics platform we have scaled in the US.

For the nine months ended March 31, 2022, we delivered solid revenue growth of 10%. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 7% for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. PEO average worksite employees increased 16% for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, our longer term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. ADP was recently named one of Fortune’s Most Admired Companies for the 16th year in a row, which highlights our culture of continuous improvement, our consistency, and our focus on being a true partner to our clients as the world continues to change. Our financial condition remains solid at March 31, 2022 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and nine months ended March 31, respectively:

Total Revenues	Total Revenues

10% YoY Growth	10% YoY Growth
11% YoY Growth, Organic Constant Currency	10% YoY Growth, Organic Constant Currency

Revenues for the three months ended March 31, 2022 increased due to strong client retention, new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control, partially offset by one percentage point of pressure from foreign currency.

Revenues for the nine months ended March 31, 2022 increased due to strong client retention, new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for each of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues for the three months ended March 31, 2022 include interest on funds held for clients of $118.0 million, as compared to $107.4 million for the three months ended March 31, 2021. The increase in the interest earned on funds held for clients resulted from an increase in our average client funds balances of 15.0% to $38.1 billion for the three months ended March 31, 2022, partially offset by the decrease in our average interest rate earned to 1.2% for the three months ended March 31, 2022, as compared to 1.3% for the three months ended March 31, 2021.

Total revenues for the nine months ended March 31, 2022 include interest on funds held for clients of $325.0 million, as compared to $319.2 million for the nine months ended March 31, 2021. The increase in the interest earned on funds held for clients resulted from an increase in our average client funds balances of 21.2% to $32.4 billion for the nine months ended March 31, 2022, partially offset by the decrease in our average interest rate earned to 1.3% for the nine months ended March 31, 2022, as compared to 1.6% for the nine months ended March 31, 2021.

Total Expenses

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	% Change	2022	2021	% Change

Costs of revenues:
Operating expenses	$2,212.5	$1,999.5	11%	$6,184.0	$5,609.5	10%
Systems development and programming costs	197.3	178.6	10%	585.8	521.8	12%
Depreciation and amortization	102.4	100.0	2%	306.2	303.5	1%
Total costs of revenues	2,512.2	2,278.1	10%	7,076.0	6,434.8	10%
Selling, general and administrative expenses	817.5	763.0	7%	2,319.0	2,199.8	5%
Interest expense	18.4	13.5	36%	55.3	42.4	30%
Total expenses	$3,348.1	$3,054.6	10%	$9,450.3	$8,677.0	9%

For the three and nine months ended March 31, 2022, operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-throughs to $897.2 million from $784.7 million for the three months ended March 31, 2022 and 2021, respectively, and to $2,600.6 million from $2,291.7 million for the nine months ended March 31, 2022 and 2021, respectively. Additionally, operating expenses increased due to increased costs to service our client base in support of our growing revenue.

Systems development and programming costs increased for the three and nine months ended March 31, 2022 due to increased investments and costs to develop, support, and maintain our new and existing products.

Selling, general and administrative expenses increased for the three months ended March 31, 2022 due to increased selling expenses as a result of investments in our sales organization, partially offset by decreased amortization of costs to obtain a contract under ASC 606, and a decrease in our allowance for doubtful accounts of $26.0 million as a result of a decrease in estimated credit losses related to the impact of COVID-19 on our clients ("the decrease in our allowance for doubtful accounts").

Selling, general and administrative expenses increased for the nine months ended March 31, 2022 due to increased selling expenses as a result of investments in our sales organization, increased marketing expenses and increased travel expenses, partially offset by the decrease in our allowance for doubtful accounts, and decreased amortization of costs to obtain a contract under ASC 606.

Interest expense increased for the three and nine months ended March 31, 2022 primarily due to the issuance of a 7-year fixed-rate note totaling $1.0 billion issued in the fourth quarter of fiscal 2021, as compared to the three and nine months ended March 31, 2021.

Other (Income)/Expense, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	$ Change	2022	2021	$ Change
Interest income on corporate funds	$(5.6)	$(4.7)	$0.9	$(23.8)	$(28.9)	$(5.1)
Realized (gains)/losses on available-for-sale securities, net	0.3	0.4	0.1	(0.2)	(7.6)	(7.4)
Impairment of assets	4.3	2.6	(1.7)	4.3	7.6	3.3
Gain on sale of assets	(6.2)	(1.6)	4.6	(7.5)	(3.4)	4.1
Non-service components of pension income, net	(17.8)	(15.5)	2.3	(53.2)	(40.4)	12.8
Other (income)/expense, net	$(25.0)	$(18.8)	$6.2	$(80.4)	$(72.7)	$7.7

See Note 11 for further details on non-service components of pension (income)/expense, net.

Earnings Before Income Taxes

For the three months ended March 31:

Earnings Before Income Taxes	Margin

12% YoY Growth	40 bps YoY Increase

For the nine months ended March 31:

Earnings Before Income Taxes	Margin

13% YoY Growth	60 bps YoY Increase

Earnings before income taxes increased for the three and nine months ended March 31, 2022, respectively, due to the components discussed above.

Margin increased for the three and nine months ended March 31, 2022 due to increases in revenues discussed above, and the decrease in our allowance for doubtful accounts, partially offset by increased costs to service our client base in support of our growing revenue, and incremental pressure from growth in our zero-margin benefits pass-throughs.

Adjusted Earnings before certain Interest and Taxes ("Adjusted EBIT")

For the three months ended March 31:

Adjusted EBIT	Adjusted EBIT Margin

12% YoY Growth	50 bps YoY Increase

For the nine months ended March 31:

Adjusted EBIT	Adjusted EBIT Margin

13% YoY Growth	70 bps YoY Increase

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including gain on sale of assets, related to our broad-based transformation initiatives and the impact of the net severance charges, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was 22.0% and 24.0%, respectively. The decrease in the effective tax rate is primarily due to an intercompany transfer of certain assets, a lower state income tax rate and a favorable earnings mix in the three months ended March 31, 2022.

The effective tax rate for the nine months ended March 31, 2022 and 2021 was 22.6% and 22.7%, respectively. The decrease in the effective tax rate is primarily due to a favorable earnings mix, an increase in the excess tax benefits on stock-based compensation and an intercompany transfer of certain assets in the nine months ended March 31, 2022, partially offset by combined benefits from adjustments to prior year tax liabilities and a foreign tax election in the nine months ended March 31, 2021.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended March 31, 2022 and 2021 was 22.0% and 23.9%, respectively. The adjusted effective tax rate for the nine months ended March 31, 2022 and 2021 was 22.6% and 22.7%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS

For the three months ended March 31:

Net Earnings	Diluted EPS

15% YoY Growth	16% YoY Growth

For the nine months ended March 31:

Net Earnings	Diluted EPS

13% YoY Growth	15% YoY Growth

For the three and nine months ended March 31, 2022, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended March 31, 2022, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 2.3 million shares during the three months ended March 31, 2022 and 2.5 million shares during the three months ended March 31, 2021, partially offset by the issuances of shares under our employee benefit plans.

For the nine months ended March 31, 2022, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 7.0 million shares during the nine months ended March 31, 2022 and 5.7 million shares during the nine months ended March 31, 2021, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted EPS

For the three months ended March 31:

Adjusted Net Earnings	Adjusted Diluted EPS

15% YoY Growth	17% YoY Growth

For the nine months ended March 31:

Adjusted Net Earnings	Adjusted Diluted EPS

13% YoY Growth	14% YoY Growth

For the three and nine months ended March 31, 2022, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Nine Months Ended
	March 31,				March 31,		% Change
	2022	2021	As Reported	Organic constant currency	2022	2021	As Reported	Organic constant currency
Employer Services	$3,002.0	$2,780.0	8%	9%	$8,244.8	$7,667.4	8%	8%
PEO Services	1,513.8	1,324.1	14%	14%	4,136.7	3,606.1	15%	15%
Other	(2.8)	(2.1)	n/m	n/m	(10.9)	(5.1)	n/m	n/m
	$4,513.0	$4,102.0	10%	11%	$12,370.6	$11,268.4	10%	10%

	Earnings before Income Taxes
	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2022	2021	As Reported	2022	2021	As Reported
Employer Services	$1,095.7	$980.0	12%	$2,697.0	$2,427.8	11%
PEO Services	227.2	198.7	14%	632.9	545.5	16%
Other	(133.0)	(112.5)	n/m	(329.2)	(309.2)	n/m
	$1,189.9	$1,066.2	12%	$3,000.7	$2,664.1	13%

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three months ended March 31, 2022 due to strong retention and new business started from New Business Bookings, an increase in our pays per control of 7%, and an increase in interest earned on funds held for clients, partially offset by one percentage point of pressure from foreign currency.

Revenues increased for the nine months ended March 31, 2022 due to strong retention and new business started from New Business Bookings, and an increase in our pays per control of 7%.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased for the three and nine months ended March 31, 2022 due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were due to increased costs to service our client base in support of our growing revenue, increases in selling expenses, and investments and costs to develop, support, and maintain our new and existing products, partially offset by the decrease in our allowance for doubtful accounts.

For the three and nine months ended March 31, respectively:

ES Margin	ES Margin

120 bps YoY Increase	100 bps YoY Increase

Employer Services' margin increased for the three and nine months ended March 31, 2022 due to increases in revenues discussed above, and the decrease in our allowance for doubtful accounts, partially offset by increased costs to service our client base in support of our growing revenue.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Nine Months Ended		Change
	March 31,				March 31,
	2022	2021	$	%	2022	2021	$	%
PEO Services' revenues	$1,513.8	$1,324.1	$189.7	14%	$4,136.7	$3,606.1	$530.6	15%
Less: PEO zero-margin benefits pass-throughs	897.2	784.7	112.5	14%	2,600.6	2,291.7	308.9	13%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$616.6	$539.4	$77.2	14%	$1,536.1	$1,314.4	$221.7	17%

PEO Services' revenue increased 14% and 15% for the three and nine months ended March 31, 2022, respectively, due to increases in average worksite employees of 16% for the three and nine months ended March 31, 2022, respectively, as compared to the three and nine months ended March 31, 2021, and due to an increase in zero-margin benefits pass-throughs.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 14% and 16% for the three and nine months ended March 31, 2022, respectively, due to increased revenues discussed above, partially offset by the increases in zero-margin benefits pass-throughs of $112.5 million and $308.9 million for the three and nine months ended March 31, 2022, respectively.

For the three and nine months ended March 31, respectively:

PEO Margin	PEO Margin

Flat	20 bps YoY Increase

PEO Services' margin was flat for the three months ended March 31, 2022 due to increase in revenues discussed above, offset by increases in selling expenses, changes in our estimated losses related to ADP Indemnity, and increases in zero-margin benefits pass-throughs.

PEO Services' margin increased for the nine months ended March 31, 2022 due to increase in revenues discussed above, partially offset by changes in our estimated losses related to ADP Indemnity, and increases in zero-margin benefits pass-throughs.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $6.9 million and $21.5 million for the three and nine months ended March 31, 2022, as compared to approximately $12.0 million and $27.2 million for the three and nine months ended March 31, 2021, which were primarily a result of changes in our estimated actuarial losses. In July 2021, ADP Indemnity paid a premium of $260 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2022 policy year on terms substantially similar to the fiscal 2021 reinsurance policy.

Other

The primary components of “Other” are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and other interest income and expense.

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

	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2022	2021	As Reported	2022	2021	As Reported

Net earnings	$928.5	$810.7	15%	$2,323.4	$2,060.3	13%
Adjustments:
Provision for income taxes	261.4	255.5		677.3	603.8
All other interest expense (a)	17.9	13.2		53.5	40.5
All other interest income (a)	(1.1)	(1.6)		(3.5)	(4.9)
Transformation initiatives (b)	1.3	(0.6)		2.3	3.5
Excess capacity severance charges	—	—		—	2.9
Adjusted EBIT	$1,208.0	$1,077.2	12%	$3,053.0	$2,706.1	13%
Adjusted EBIT Margin	26.8%	26.3%		24.7%	24.0%

Provision for income taxes	$261.4	$255.5	2%	$677.3	$603.8	12%
Adjustments:
Transformation initiatives (c)	0.3	(0.3)		0.5	0.7
Excess capacity severance charges (c)	—	—			0.7
Adjusted provision for income taxes	$261.7	$255.2	3%	$677.8	$605.2	12%
Adjusted effective tax rate (d)	22.0%	23.9%		22.6%	22.7%

Net earnings	$928.5	$810.7	15%	$2,323.4	$2,060.3	13%
Adjustments:
Transformation initiatives (b)	1.3	(0.6)		2.3	3.5
Income tax provision/(benefit) for transformation initiatives (c)	(0.3)	0.3		(0.5)	(0.7)
Excess capacity severance charges	—	—		—	2.9
Income tax benefit for excess capacity severance charges (c)	—	—		—	(0.7)
Adjusted net earnings	$929.5	$810.4	15%	$2,325.2	$2,065.3	13%

Diluted EPS	$2.21	$1.90	16%	$5.51	$4.80	15%
Adjustments:
Transformation initiatives (b) (c)	—	—		—	0.01
Excess capacity severance charges (c)	—	—		—	0.01
Adjusted diluted EPS	$2.21	$1.89	17%	$5.51	$4.82	14%

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

(b) In the three months ended March 31, 2022, transformation initiatives include consulting costs relating to our company wide transformation initiatives. In the nine months ended March 31, 2022, the charges include consulting costs relating to our company wide transformation initiatives, partially offset by net reversals relating to severance, and gain on sale of assets. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions taken as part of our broad-based, company-wide transformation initiative.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2022	2022
Consolidated revenue growth as reported	10%	10%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	1%	—%
Consolidated revenue growth, organic constant currency	11%	10%

Employer Services revenue growth as reported	8%	8%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	1%	—%
Employer Services revenue growth, organic constant currency	9%	8%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, cash and cash equivalents were $1.6 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at March 31, 2022 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	Nine Months Ended
	March 31,
	2022	2021	$ Change
Cash provided by / (used in):
Operating activities	$2,186.6	$2,440.5	$(253.9)
Investing activities	(5,963.7)	(2,366.4)	(3,597.3)
Financing activities	22,378.7	12,923.7	9,455.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(14.2)	70.4	(84.6)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$18,587.4	$13,068.2	$5,519.2

Net cash flows provided by operating activities decreased due to a net unfavorable change in the components of operating assets and liabilities, which includes timing on collections of accounts receivable and an increase in incentive compensation payments, offset by the growth in our underlying business (net income adjusted for non-cash adjustments), as compared to the nine months ended March 31, 2021.

Net cash flows used in investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $3,588.4 million, and higher payments related to acquisitions of intangibles and a business, offset by proceeds from the sale of property, plant, and equipment in the nine months ended March 31, 2022.

Net cash flows provided by financing activities changed due to a net increase in the cash flow from client funds obligations of $10,028.8 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, and settlement of cash flow hedges in the nine months ended March 31, 2021. These were partially offset by an increase in repurchases of common stock in the nine months ended March 31, 2022.

We purchased approximately 7.0 million shares of our common stock at an average price per share of $213.17 during the nine months ended March 31, 2022, as compared to purchases of 5.7 million shares at an average price per share of $159.72 during the nine months ended March 31, 2021. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2022 and June 30, 2021, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Average daily borrowings (in billions)	$1.2	$0.7	$1.7	$1.6
Weighted average interest rates	0.1%	0.1%	0.1%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day	1 day	1 day

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2022 there were no outstanding obligations related to reverse repurchase agreements. At June 30, 2021, the Company had $23.5 million of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Average outstanding balances	$93.2	$54.9	$172.8	$97.1
Weighted average interest rates	0.3%	0.2%	0.2%	0.3%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.75 billion, 364-day credit agreement that matures in June 2022 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.2 billion credit facility maturing in June 2024 and June 2026, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2022 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, equipment lease, and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through March 31, 2022. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the nine months ended March 31, 2022 were $126.3 million, as compared to $144.4 million for the nine months ended March 31, 2021. We expect capital expenditures in fiscal 2022 to be between $200 million and $225 million, as compared to $178.3 million in fiscal 2021.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Average investment balances at cost:
Corporate investments	$3,229.0	$2,498.8	$3,771.8	$3,419.3
Funds held for clients	38,141.4	33,167.9	32,372.1	26,702.6
Total	$41,370.4	$35,666.7	$36,143.9	$30,121.9

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	0.7%	0.7%	0.8%	1.1%
Funds held for clients	1.2%	1.3%	1.3%	1.6%
Total	1.2%	1.3%	1.3%	1.5%

Net realized losses/(gains) on available-for-sale securities	0.3	$0.4	(0.2)	$(7.6)

	March 31, 2022	June 30, 2021
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(1,068.4)	$502.2

Total available-for-sale securities at fair value	$28,250.8	$24,371.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio decreased from 1.5% for the nine months ended March 31, 2021 to 1.3% for the nine months ended March 31, 2022. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $19 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2023. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2023.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2022	659,714	$221.63	658,738	$1,942,567,254

February 1 to 28, 2022	803,009	$203.39	802,896	$1,779,266,962

March 1 to 31, 2022	875,814	$212.53	875,258	$1,593,254,154
Total	2,338,537		2,336,892

(1)  During the three months ended March 31, 2022, pursuant to the terms of our restricted stock program, the Company purchased 1,645 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	April 29, 2022	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)