Form 10-K
period 2022-06-30
AUTOMATIC DATA PROCESSING INC
filed 2022-08-03
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2022
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $103,548,812,666. On July 29, 2022 there were 415,516,984 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General
In 1949, our founders established ADP to shape the world of work with a simple, innovative idea: help clients focus on their business by solving their payroll challenges. Today, we are one of the world’s leading global technology companies providing comprehensive cloud-based human capital management (HCM) solutions that unite HR, payroll, talent, time, tax and benefits administration. Our unmatched experience, expertise, insights and cutting-edge technology have transformed HCM from an administrative challenge to a strategic business advantage. Tailored to meet the needs of businesses of all sizes, we help them work smarter today so they can have more success tomorrow. We serve over 990,000 clients and pay over 39 million workers in 140 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”

When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.

BUSINESS OVERVIEW
ADP’s Mission
As data, digital technology, globalization, new business models and other significant events and disruptions reshape the way people work, our mission is to power organizations with insightful solutions that meet the changing needs of our clients and their workers. Our HCM technology, industry and compliance expertise and data insights deliver measurable results and peace-of-mind, and contribute to an engaged, productive workforce. Our leading technology and commitment to service excellence are at the core of our relationship with each one of our clients, whether it's a small, mid-sized or large organization operating in one or multiple countries around the world. We are always designing better ways to work through cutting-edge products, premium services and exceptional experiences that enable people to reach their full potential.
ADP’s Strategy
Our Strategic Pillars. Our business strategy is based on three strategic pillars, which are designed to position us as the global market leader in HCM technology and services:
• Grow a complete suite of cloud-based HCM solutions (HCM Solutions). We design cloud-based software and offer comprehensive solutions that assist employers of all types and sizes in managing the entire worker spectrum and employment cycle – from full-time to freelancer and from hire to retire.
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

With a large and growing addressable market, we are executing on our strategic pillars by focusing on the following priorities:

• Investing in our world-class and next-gen platforms that are built for the future of work, and providing market-leading product and technology solutions that solve the needs of our clients today, anticipate their needs of tomorrow and provide them with valuable data insights and guidance that help them understand their workforce and how they compare to their industry peers.

• Continuing to offer the broadest suite of complete solutions, while identifying and pursuing new and additional opportunities to expand and build on our solutions to ensure that our clients and their workers can navigate the ever-changing and challenging world of work.

• Enhancing our powerful distribution with impactful data, digital technology and marketing investments.

• Accelerating our digital transformation and leveraging technology to simplify and personalize how we engage with our clients and how their workers engage with us –delivering solutions wherever they are, whether at work or on the go.

• Providing our clients with comprehensive HR and payroll capabilities that drive productivity and enable compliance globally through our world-class platforms and multi-national solutions.

Our footprint and scale in the HCM industry is unmatched. Together with leading technology and deep in-country compliance expertise, we are strongly positioned to continue to drive sustainable long-term growth and value by delivering solutions to clients of all sizes and their workers, wherever they do business.

Innovation at ADP
Innovation is in our DNA. For over 70 years, we have reimagined the world of work by designing cutting-edge products, robust services and exceptional experiences that touch millions of people’s lives daily. We pioneered HCM automation, HCM in the cloud, mobile HCM and a digital HCM marketplace. As the business, data and digital technology landscape rapidly evolves, what “work” means, how and where it gets done, and how workers are paid is changing as well. We innovate by anticipating the future of work, the future of HCM and the future of pay in order to meet the evolving and unique needs of our clients and their workers.
Our next-gen platforms are designed for the ever-changing world of work. Built from the ground up to be cloud-native, global, scalable and secure, our next-gen platforms provide our clients with the flexibility they need to address today’s and tomorrow’s workplace challenges. Our award winning next-gen HCM platform enables our clients to personalize their experience based on their needs. Built for dynamic teams, our next-gen HCM platform provides our clients with visibility into where work actually happens rather than into rigid organizational hierarchies and worker types. And, by deploying low-code applications, clients can easily tailor the solution to their needs.
Our next-gen payroll solution is a global solution that supports workers of all types and enables real-time, transparent, continuous payroll calculations. This next-gen payroll solution also unlocks flexible pay choices for our clients so they can provide the best pay experience for their workers. As the regulatory environment rapidly changes, making it harder for companies to navigate the complexities of payroll, our next-gen payroll solution’s built-in compliance capabilities enable our clients to focus on managing their business.
Last year, we launched the “Roll™ by ADP” mobile-first solution – reimagining how small businesses do payroll. This groundbreaking payroll solution utilizes an AI-powered chat interface to turn traditional payroll management into an intuitive conversation that can complete payroll in under a minute. Leveraging ADP’s long-standing payroll expertise and data security, small business owners can download and self-purchase Roll and run payroll anywhere, anytime, quickly and compliantly, with no experience or training needed. The conversational experience runs off simple chat prompts such as “Run my payroll,” offering a frictionless experience that also allows clients to confidently handle compliance matters like tax filing and deposits.
The size and breadth of our client base provides us an unrivaled HCM dataset, and we are focused on converting our data advantage into our client’s data advantage. We are doing this by differentiating our HCM solutions with

ADP’s unmatched dataset that provides clients with insights that can help drive better decisions, and by continuing to identify and pursue new and additional data-as-a-service opportunities. We are leading this innovation effort with ADP® DataCloud, our award-winning ML and workforce analytics platform which is the largest private repository of payroll information available. DataCloud analyzes aggregated, anonymized and timely HCM and compensation data from more than 930,000 organizations across the U.S., powering solutions that provide clients with in-depth workforce and business insights that enable critical HR decisions. ADP DataCloud's Skills Graph, our proprietary data structure, is based on more than 30 million employee records, 65 million resumes and 7 million job postings across more than 20 industries and 500 geographic areas, and extracts, aligns and normalizes key information such as skills, job titles and levels, education and qualifications from non-structured data and infers missing skills and qualifications from context. Skills Graph powers ADP’s Candidate Profile Relevancy tool to help score, assess and predict candidates who are the best fit for a job opening, as well as our new Organizational Benchmarking Dashboard which enables companies to decide how best to deploy their workers by comparing organizational metrics like headcount, labor costs and turnover against other similar businesses. We offer similar tools to clients outside the United States, including through our ADP GlobalView® and ADP iHCM solutions.
ADP’s Model-Based Benchmarks, powered by Skills Graph, also extend benchmarks to include compensation for up to 150 million workers. Model-Based Benchmarks are driven by a set of deep learning models that extract patterns and knowledge from millions of payroll records and job profiles to provide accurate information that reflects the reality of the position being shown. ADP’s Pay Equity Storyboard combines analytics and benchmarking to help employers better understand potential pay gaps and provide them with real, up-to-date, aggregated and anonymized market data to understand how their compensation for a particular job compares to other similar employers. Insights powered by DataCloud are particularly important with respect to diversity, equity and inclusion (DEI) and, as part of our commitment to DEI, we introduced the first-of-its-kind DEI benchmark to help companies assess DEI gaps, track their progress and achieve their goals, bolstering ADP’s suite of DEI offerings. It was named a 2021 “Top HR Product” at the annual HR Technology Conference, marking the seventh consecutive year ADP has been honored for its innovative HCM technology. The solution also earned acclaim in Fast Company’s first-ever list of the “Next Big Things in Tech,” which highlights tech breakthroughs that promise to define the future of their industries. In harnessing the power of data through ML, ADP recognizes the importance of accountability, transparency, privacy, explainability and governance, and in furtherance of those goals has established an active AI & Data Ethics Committee, comprised of both industry leaders and ADP experts, which advises on emerging industry trends and concerns and provides guidance with respect to compliance with the principles that ADP should follow while developing products, systems and applications that involve artificial intelligence, ML and data.

10M+
Monthly Users

Available in
29 Languages

Good Morning, Joe
Workplace Safety Check-In
Last check-in: 1 day ago
Time Off Requests
6 Pending, 0 Overdue
Review Pay Statement
Last paid: Thursday, June 9, 173.33 hrs
Review your Team Timecard
Pay period: June 16 - June 29
Recommended
Benefits
Pay
Time Off
Status
Show
Workplace Safety Check-In
1 day ago
Last check-in
Home
To Do
People
More

Our innovative Wisely® payment offerings support an employer’s need for flexible payment solutions in order to meet the individual needs of its workers. Wisely® Pay is a network-branded payroll card that comes with a digital account that enables employers to pay their employees, and enables employees to access their payroll funds immediately, including via a network member bank or an ATM, make purchases or pay bills, deposit checks, load additional funds onto the card, such as tax refunds, and transfer funds to a bank account in the United States. As we also seek to provide employee financial solutions, we offer Wisely® Direct, a network-branded general purpose reloadable card that comes with a digital account, which provides similar features and functionality as Wisely Pay but is offered directly to consumers. Our digital card offerings are true banking alternatives that feature innovative optional services such as savings envelopes, spend-tracking, cash-back rewards and support for digital wallets.
‘Always Designing for People’ isn’t just a tag line – innovation is also about putting our clients first by giving them and their workers a faster, smarter and easier user experience (UX) that was designed with and for them. With a modern look and feel based on our brand new design system, our new UX is powered by data and ML and provides intuitive workflows that are available when and where our clients and their workers need it. We are investing in UX alignment and simplification across our strategic products and solutions, with new UX releases for RUN Powered by ADP®, MyADP®, ADP® Mobile Solutions and, most recently, ADP Workforce Now®.
In addition, our ADP Mobile app simplifies how work gets done by enabling clients to process their payroll anywhere, and giving millions of their employees worldwide convenient access to their payroll and HR information in 29 languages.
We have also given third-party developers and system integrators access to some of our platforms’ API

(application programming interface) libraries through ADP Marketplace in order to enable secure data sharing between ADP and other solutions across the HR and business ecosystem. ADP Marketplace is a digital HR storefront where clients can discover the best-fit apps for their industry; browse by solution-types such as learning management, financial wellness, time and attendance, and benefits administration; or connect HR software they already use. The pre-built integrations help clients simplify their processes, create a single system of record, and reduce data errors, freeing up time and resources to focus on growing their business and taking care of their people. With more than 650 apps and integrations to choose from, ADP Marketplace offers clients a modern HR experience that they can tailor to their specific needs.

Central HCM dashboard
ADP and third-party apps
eCommerce single invoice
Single sign-on
Secure access
ADP Marketplace
Curated set of integrated solutions ready to connect with your ADP platform
ADP® Platform

Helping Clients and their Employees Emerge Stronger from the COVID-19 Global Pandemic
The COVID-19 global pandemic created extremely challenging circumstances for our clients and their employees and, throughout, our priority has been to help them navigate these challenges. As they evolved their business models and operations to address changes in the economy and workplace, we provided and continue to provide trusted solutions, data and expertise.
As COVID-19 restrictions eased, employers returned to the workplace and designed new policies reflecting the demand for remote and hybrid work models, and we supported their efforts by providing tools that helped them manage compliance confidently, achieve business continuity, and support employee wellness and engagement, including our award-winning Return to Workplace dashboard powered by ADP DataCloud. The dashboard uses data analytics and employee surveys to allow clients to monitor workforce trends including availability, health attestation results, and worker readiness and sentiment toward returning to the workplace. As the way people work is reshaped, our innovative technology, data and expertise make ADP the partner that clients trust as they adapt to the new world of work and create workplaces where everyone can thrive.
Reportable Segments
Our two reportable business segments are Employer Services and Professional Employer Organization (“PEO”). For financial data by segment and by geographic area, see Note 14 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.
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

PRODUCTS AND SOLUTIONS
In order to serve the unique needs of our clients and their diverse types of businesses and workforce models, we provide a range of solutions which businesses of all types and sizes and across geographies can use to recruit, pay, manage, and retain their workforce. We address these broad market needs with our cloud-based strategic platforms: RUN Powered by ADP®, serving over 800,000 small businesses; ADP Workforce Now®, serving over 80,000 mid-sized and large businesses across our strategic pillars; and ADP Vantage HCM® and our next-gen HCM platform, serving large enterprise businesses. All of these solutions can be combined with ADP SmartCompliance® to address the increasingly broad and complex needs of employers. Outside the United States, we address the needs of over 65,000 clients with premier global solutions consisting of in-country solutions and multinational offerings, including ADP GlobalView®, ADP Celergo®/Streamline® and ADP iHCM.
Strategic Cloud-based Products and Solutions Across Client Size and Geography

Small businesses	Midsized businesses	Large businesses
(49 employees and below)	(50–999 employees)	(1,000 employees and above)

HCM Solutions

- **RUN** Powered by ADP®
- ADP **Workforce Now**®
- ADP **Vantage HCM**® and ADP **Next Gen HCM**
- ADP **SmartCompliance**®

HRO Solutions

- ADP **TotalSource**® **PEO**, enabled by ADP Workforce Now
- ADP **Comprehensive Services**®, enabled by ADP Workforce Now
- ADP **Comprehensive Outsourcing Solutions**

Global Solutions

- ADP **GlobalView**®
- ADP **Celergo**® / **Streamline**®
- ADP **iHCM**® and other In-country Solutions

HCM Solutions
Integrated HCM Solutions. Our premier suite of HCM products offers complete solutions that assist employers of all types and sizes in all stages of the employment cycle, from recruitment to retirement.
Our suite of HCM solutions are powered by our strategic, cloud-based, award-winning platforms, including:
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
Payroll Services. We pay over 25 million (approximately 1 out of every 6) workers in the United States. We offer flexible payroll services to employers of all sizes, including the preparation of employee paychecks, pay statements, supporting journals, summaries, and management reports.

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
Talent Management. ADP’s Talent Management solutions simplify and improve the talent acquisition, management and activation process, from recruitment to ongoing employee engagement and development. Employers can also outsource their internal recruitment function to ADP. Our solutions provide performance, learning, succession and compensation management tools that help employers align goals to outcomes, and enable managers to identify and mitigate potential retention risks. Our talent activation solutions include StandOut® powered by ADP, which provides team leaders with data and insights to drive employee engagement and leadership development, which in turn help drive employee performance.
Workforce Management. ADP’s Workforce Management offers a range of solutions to over 110,000 employers of all sizes, including time and attendance, absence management and scheduling tools. Time and attendance solutions include time capture via online timesheets, timeclocks with badge readers, biometrics and touch-screens, telephone/interactive voice response, and mobile smartphones and tablets. These tools automate the calculation and reporting of hours worked, helping employers prepare payroll, control costs and overtime, and manage compliance with wage and hour regulations. Absence management tools include accrued time off, attendance policy and leave case management modules. Our employee scheduling tools simplify visibility, offer shift-swapping capabilities and can assist managers with optimizing schedules to boost productivity and minimize under- and over-staffing. We also offer data analytics and reporting tools that provide clients with insights, benchmarks and performance metrics so they can better manage their workforce. In addition, industry-specific modules are available for labor forecasting, budgeting, activity and task management, grant and project tracking, and tips management.
Compliance Solutions. ADP’s Compliance Solutions provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of our clients. In our fiscal year ended June 30, 2022, in the United States, we processed and delivered more than 74 million employee year-end tax statements, and moved more than $2.7 trillion in client funds to taxing and other agencies and to our clients’ employees and other payees.
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
HRO Solutions
As a leader in the growing HR Outsourcing market, we partner with our clients to offer a full range of seamless technology and service solutions for HR administration, workforce management, payroll services, benefits administration and talent management. From small businesses to enterprises with thousands of employees, our clients gain proven technology and processes and robust service and support. Whether a client chooses our PEO or other HR Outsourcing solutions, we offer solutions tailored to a client’s specific needs and preferences – designed to meet the client’s needs today, and as its business and needs evolve.
Professional Employer Organization. ADP TotalSource is enabled by ADP Workforce Now and offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. With a PEO, both ADP and the client have a co-employment relationship with the client’s employees. We assume certain employer responsibilities such as payroll processing and tax filings, and the client maintains control of its business and all management responsibilities. ADP TotalSource clients are able to offer their employees services and benefits on par with those of much larger enterprises, without the need to staff a full HR department. With our cloud-based HCM software at the core, we serve more than 15,500 clients and more than 700,000 worksite employees in all 50 U.S. states. ADP TotalSource is the largest PEO certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. As a full-service PEO, ADP TotalSource provides a broad range of HR administrative services, including payroll and payroll tax, employer compliance, HR guidance, employee benefits and benefit administration, talent strategies, and workers’ compensation insurance including risk and claims management. Some of the rich offerings available through ADP TotalSource to address today’s workplace challenges include:
• Better Employee Benefits: Through our PEO, many of our clients discover that they can offer a richer overall benefits package than they could afford to offer on their own. We give clients access to a patented approach to help them target the best benefit plan offerings for their employees. They can compare plan options and make more educated decisions about what plan offering is best for their company and budget. In addition, ADP TotalSource integrates with our award-winning ADP Marketplace to further tailor offerings, such as helping employees pay off student loans with payroll contributions and integrating a client’s U.S. PEO population with its global workforce’s HR system of record.
• Protection and Compliance: ADP TotalSource HR experts help clients manage the risks of being an employer by advising how to handle properly a range of issues – from HR and safety compliance to employee-relations. This includes access to workers' compensation coverage and expertise designed to help them handle both routine and unexpected incidents, including discrimination and harassment claims.
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
ADP Comprehensive Outsourcing Services (ADP COS). ADP COS is designed for large business outsourcing for payroll, HR administration, workforce management, benefits administration and talent management. With ADP COS, the day-to-day payroll process becomes our responsibility, freeing up clients to address critical issues like employee engagement and retention. The combination of technology, deep expertise and data-driven insights that ADP COS offers is powerful, allowing clients to focus on strategy and results.
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
We pay over 14 million workers outside the United States with our in-country solutions and with ADP GlobalView, ADP Celergo/Streamline and ADP iHCM – our simplified and intuitive multi-country solutions. As part of our global payroll services, we supply year-end regulatory and legislative tax statements and other forms to our clients’ employees. Our global talent management solutions elevate the employee experience, from recruitment to ongoing employee engagement and development. Our comprehensive HR solutions combined with our deep expertise make our clients’ global HR management strategies a reality. Our configurable, automated time and attendance tools help global clients understand the work being performed and the resources being used, and help ensure the right people are in the right place at the right time.
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
As part of our payroll and payroll tax management services, we move client funds to taxing authorities, our clients’ employees and other payees via electronic transfer, direct deposit, prepaid access and ADPCheck. In 2019, the Office of the Comptroller of Currency (the “OCC”) authorized us to open ADP Trust Company, National Association (the “ADP Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The ADP Trust Bank is the sole trustee of ADP Client Trust, our grantor trust which holds U.S. client funds, and is responsible for the oversight and management of those client funds. The ADP Trust Bank, and all of its fiduciary activities including the U.S. money movement it oversees and manages via ADP Client Trust, is subject to comprehensive ongoing oversight and regulation by the OCC. We have surrendered all state money transmitter licenses as the activity previously managed through those licenses was moved into the ADP Client Trust managed by ADP Trust Bank, which is federally exempt from state money transmitter regulation with respect to the client money movement activity that it manages. In addition, our U.S. money movement managed by the ADP Trust Bank and our U.S. prepaid access offering are subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Elements of our money movement activities outside of the United States are subject to licensing and similar anti-money laundering and reporting laws and requirements in certain countries in which we provide such services. Our employee screening and selection services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to limited obligations and responsibilities of an employer under federal and state tax, insurance and employment laws. Our registered investment adviser provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor. ADP Broker-Dealer, Inc., which supports our Retirement Services business, is a registered broker-dealer regulated by the SEC and the Financial Industry Regulatory Authority (FINRA).
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
CLIENTS AND CLIENT CONTRACTS
We provide services to more than 990,000 clients. In fiscal 2022, no single client or group of affiliated clients accounted for revenues in excess of 2% of our annual consolidated revenues.
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
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to us. Based on our retention levels in fiscal 2022, our client retention is estimated at approximately 13 years in Employer Services, and approximately 7 years in PEO.
PRODUCT DEVELOPMENT
We continually upgrade, enhance, and expand our solutions and services. In general, new solutions and services supplement rather than replace our existing solutions and services and, given our recurring revenue model, do not have a material and immediate effect on our revenues. We believe that our strategic solutions and services have significant remaining life cycles.

SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2022, 2021 and 2020, we invested approximately $1.210 billion, $1.016 billion and $947 million, respectively, in systems development and programming. These investments include expenses for activities such as the development of new products, maintenance expenses associated with our existing technologies, purchases of new software and software licenses, and additions to software resulting from business combinations.
LICENSES
We are the licensee under a number of agreements for computer programs and databases. Our business is not dependent upon a single license or group of licenses. Third-party licenses, patents, trademarks, and franchises are not material to our business as a whole.
OUR HCM STRATEGY
Our Human Capital Management (HCM) strategy is simple, our people are one of our most valuable assets and we are committed to valuing, developing and engaging them.
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
Our Employees and Demographics
As of June 30, 2022, our global team of associates consisted of approximately 60,000 persons. We track certain gender and racial demographics of our workforce and share them in our annual Global Corporate Social Responsibility (“CSR”) Report, which is available on our website. Nothing in our CSR Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Our Culture and Values
More than 70 years ago, our founders established the values that guide us today.
These values have helped shape our one-of-a-kind culture, which embraces diversity, equity, inclusiveness and belonging.
Our long-term business success is closely linked to our commitment to creating an environment in which our associates thrive, and that means we have to listen to and engage our associates. We conduct an annual culture survey, myVoice, where our associates can share their opinions on important topics, including client service, diversity, social responsibility, ethics, innovation and leadership. Along with many of our world-class clients, we leverage our innovative StandOut® powered by ADP platform, to drive talent engagement, performance management and activation. We issue quarterly global StandOut® Engagement Pulse® and Performance Pulse® surveys to ensure that all associates can share how they feel about their work and their team, and for us to get a snapshot of engagement across the globe.
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
Diversity, equity and inclusion are a cornerstone of our one-of-a-kind culture. We value diverse perspectives and believe that our associates and their best ideas thrive in a diverse and inclusive environment. We strive to reflect the diversity of the communities and clients we serve and are firmly focused on ensuring that all our associates are welcomed and enjoy a deep sense of belonging.
We have a number of initiatives to strengthen and further cultivate our diverse and inclusive culture, starting with our Talent Task Force for all of our people leaders, which includes diversity goals for our senior leaders that are tied to their compensation as an incentive to diversify our leadership ranks. Our Workforce Diversity Initiative uses data analysis to identify and focus on opportunities to increase the number of underrepresented associates in our workforce to better reflect the communities we serve. Our voluntary business resource groups (BRGs), which cover a broad array of diverse associates that share common interests and experiences, make us stronger by promoting diversity and cultural awareness, accelerating associate engagement, retention and career development, and helping build relationships with diverse markets in our communities.
During our fiscal 2022, we undertook and implemented several initiatives that underpin our culture, values and talent practices, including:
• Continuing to eliminate a college degree requirement to expand the applicant pool for non-specialized roles, such as those in our Sales organization;

• Launching ADP’s Impact Council, activating top executives to align their business unit practices and outcomes with our diversity, equity and inclusion strategy; and

• Establishing partnerships with the National Black MBA Association, the United Negro College Fund and Prospanica to further diversify our talent pipeline and educate and develop their members.

In addition, we are deeply committed to fair and equitable pay, which is critical to creating a diverse, inclusive and engaging culture. We make pay decisions based on skills, job-related experience, the market value of the job and performance, and in the U.S. and Canada do not ask candidates for prior pay history, whether or not we are required to do so.

Our commitment to building a better world of work and creating a workplace where everyone can thrive has led to recognition across the globe, including Fortune’s World’s Most Admired Companies (16 consecutive years); Best Place to Work for LGBTQ+ Equality (13th perfect score on the Human Rights Campaign Foundation’s Corporate Equality Index); DiversityInc Top 50 Companies for Diversity; Barron’s 100 Most Sustainable Companies; Newsweek’s America’s Most Responsible Companies; and Newsweek’s America’s Most Trustworthy Companies.

Our Talent Strategy
Our talent strategy is simple – we aim to attract, develop and retain ambitious, passionate and overall top talent by offering a place where our people can grow their careers, challenge themselves, share generously, take risks, and create positive change. This has allowed us to be consistently recognized by esteemed organizations as an employer of choice year after year.
We invest in our team members to ensure they have the skills necessary to succeed and grow their careers. The ADP talent journey begins with an innovative, engaging and comprehensive onboarding process followed by extensive training and mentorship. Thereafter, our associates can access a wide range of professional and functional skills training to further continue and enhance performance and career development. Our professional skills program provides on-demand and self-paced learning paths on key topics such as business acumen, client service, time management, teamwork and collaboration, communication and career management. Our leadership program is designed to help leaders build self-awareness, cultivate strong internal relationships, establish a leadership model that is unique to their strengths and achieve better decision-making using systems thinking.
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
We offer physical and mental wellness programs that help our team pursue a healthy lifestyle and reduce absenteeism and lost time due to injuries. Our efforts include a company-wide health and safety manual and website, safety education and training, and a wellness program that rewards associates for completing wellness activities. Physical and mental health initiatives vary across regions, but can include personal health checks, nutrition and fitness expert visits offering free consultation and programs, employee mental wellness assistance programs, free counseling and mental health therapy assistance for associates, and mindfulness classes.
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

Item 1A. Risk Factors
Our businesses routinely encounter and address risks, some of which may cause our future results to be different than we currently anticipate. The risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and the consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements in the first paragraph under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. See "Item 1. Business—Competition" of this Form 10-K for a discussion of the competitive environment in the markets in which we operate. Many risks affect more than one category, and the risks are not in order of significance or probability of occurrence because they have been grouped by categories. The risks described below are not the only risks we face and the occurrence of any of the following risks or other risks not presently known to us or that we currently believe to be immaterial could have a materially adverse effect on our business, results of operations, financial condition or reputation.

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
In addition, changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, a change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact average client balances and, thereby, adversely impact interest income from investing client funds before such funds are remitted to the applicable taxing authorities. Changes in U.S. or foreign tax laws, regulations or rulings or the interpretation thereof could adversely affect our effective tax rate and our net income. Changes in laws, or interpretations thereof, that govern the co-employment arrangement between a professional employer organization and its worksite employees may require us to change the manner in which we conduct some aspects of our PEO business. In addition, changes in the manner in which health and welfare plans sponsored by PEOs or the TotalSource Health and Welfare Plan, in particular, are regulated could adversely impact the demand for our PEO offering. Our Wisely offerings and potentially other future offerings in the payments and/or consumer space may subject us to additional laws and regulations, some of which may not be uniform and may require us to modify or restrict our offerings and decrease our potential revenue and earnings.

Failure to comply with anti-corruption laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Regulators worldwide continue to exercise a high level of scrutiny with respect to anti-corruption, economic and trade sanctions, and anti-money laundering laws and regulations. Such scrutiny has resulted in aggressive investigations and enforcement of such laws and burdensome regulations, any of which could materially adversely impact our business. We operate our business around the world, including in numerous developing economies where companies and government officials are more likely to engage in business practices that are prohibited by domestic and foreign laws and regulations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. Such laws generally prohibit improper payments or offers of payments to foreign government officials and leaders of political parties and, in some cases, to other persons, for the purpose of obtaining or retaining business. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others. In addition, some of our businesses and entities in the U.S. and a number of other countries in which we operate are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Among other things, the BSA requires certain financial institutions, including banks and money services businesses (such as national trust banks and providers of prepaid access like us), to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. We have registered our payroll card business as a provider of prepaid access, and registered our ADP Trust Bank with the Treasury Department’s Financial Crimes Enforcement Network (FinCEN).
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
We believe that providing insights from data, including artificial intelligence (AI) and machine learning (ML), will become increasingly important to the value that our solutions and services deliver to our customers. However, the ability to provide data-driven insights may be constrained by current or future regulatory requirements or ethical considerations, including our own published, guiding ethical principles regarding AI and ML, that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways.
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
We may be sued by third parties for infringement of their proprietary rights, which could have a materially adverse effect on our business, financial condition or results of operations
There is considerable intellectual property development activity in our industry. Third parties, including our competitors, may own or claim to own intellectual property relating to our products or services and may claim that we are infringing their intellectual property rights. We may be found to be infringing upon such rights, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or if we decide to settle, could require that we pay substantial damages or ongoing royalty payments, obtain licenses, modify applications, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers, vendors or partners in connection with any such claim or litigation. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming.
SECURITY AND TECHNOLOGY RISKS
Our businesses collect, host, store, transfer, process, disclose, use, secure and retain and dispose of personal and business information, and collect, hold and transmit client funds, and a security or privacy breach may damage or disrupt our businesses, result in the disclosure of confidential information, damage our reputation, increase our costs, cause losses and materially adversely affect our results of operations
In connection with our business, we collect, host, store, transfer, process, disclose, use, secure and retain and dispose of large amounts of personal and business information about our clients, employees of our clients, our vendors and our employees, contractors and temporary staff, including payroll information, health care information, personal and business financial data, social security numbers and their foreign equivalents, bank account numbers, tax information and other sensitive personal and business information. We also collect significant amounts of funds from the accounts of our clients and transmit them to their employees, taxing authorities and other third parties.
We are focused on ensuring that we safeguard and protect personal and business information and client funds, and we devote significant resources to maintain and regularly update our systems and processes. Nonetheless, the global environment continues to grow increasingly hostile as attacks on information technology systems continue to grow in frequency, complexity and sophistication, and we are regularly targeted by unauthorized parties using malicious tactics, code and viruses. Certain of these malicious parties may be state-sponsored and/or supported by significant financial and technological resources. Although this is a global problem, it may affect our businesses more than other businesses because malevolent parties (including our personnel) may focus on the amount and type of personal and business information that our businesses collect, host, store, transfer, process, disclose, use, secure and retain and dispose of, and the client funds that we collect and transmit.
We have programs and processes in place to prevent, detect and respond to data or cybersecurity incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventive or responsive measures. Our ability to address data or cybersecurity incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Hardware, software, applications or services that we develop or procure from third parties, or are required by third parties such as foreign governments to install on our systems, may contain defects in design or manufacture or other problems that could (or, in respect of third-party software, may be designed to) compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving these third parties or our personnel, including phishing and other social engineering techniques whereby attackers use end-user behaviors to distribute computer viruses and malware into our systems or otherwise compromise the confidentiality, integrity or availability of data or our systems. As these threats continue to evolve and increase, we continue to invest significant resources, and may be required to invest significant additional resources, to modify and enhance our information security and controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect confidential personal and business information, we may not have the ability to monitor the implementation or effectiveness of any safeguards by our clients, vendors or partners and, in any event, third parties may be able to circumvent those security measures. Information obtained by malevolent parties (including our personnel) resulting from successful attacks against our clients, vendors, partners or other third parties may, in turn, be used to attack our information technology systems.
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, theft of non-public or other sensitive information, or similar act by a malevolent party (including our personnel), or inadvertent acts or inactions by our vendors, partners or personnel, could result in the loss, disclosure or misuse of confidential personal or business information or the theft of client or ADP funds, and could have a materially adverse effect on our business or results of operations or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider. As the global environment continues to grow increasingly hostile, the security of our operating environment is ever more important to our clients and potential clients. As a result, the breach or perceived breach of our security systems could result in a loss of confidence by our clients or potential clients and cause them to choose another service provider, which could have a materially adverse effect on our business.
Although we believe that we maintain a robust program of information security and controls and none of the data or cybersecurity incidents that we have encountered to date have materially impacted us, a data or cyber security incident could have a materially adverse effect on our business, results of operations, financial condition and reputation. While ADP maintains insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address losses or claims that may arise in connection with certain aspects of data and cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of data and cyber risk.
Our systems, applications, solutions and services may be subject to disruptions that could have a materially adverse effect on our business and reputation
Many of our businesses are highly dependent on our ability to process, on a daily basis, a large number of complicated transactions. We rely heavily on our payroll, financial, accounting, and other data processing systems. We need to properly manage our systems, applications and solutions, and any upgrades, enhancements and expansions we may undertake from time to time, in order to ensure they properly support our businesses. From time to time, these systems, applications or solutions fail to operate properly or become disabled. Any such failure or disablement, even for a brief period of time, whether due to malevolent acts, errors, defects or any other factor(s), could result in financial loss, a disruption of our businesses, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a materially adverse effect on our results of operation or financial condition. We have disaster recovery, business continuity, and crisis management plans and procedures designed to protect our businesses against a multitude of events, including natural disasters, military or terrorist actions, power or communication failures, or similar events. Despite our preparations, our plans and procedures may not be successful in preventing or mitigating the loss of client data or funds, service interruptions, disruptions to our operations, or damage to our important facilities. In addition, the severity of the failure or disablement may require us to replace or rebuild the affected system(s), application(s) or solution(s) and we may be unable to do so before it materially adversely affects our business.

A disruption of the data centers or cloud-computing or other technology services or systems that we utilize could have a materially adverse effect on our business
We host our applications and serve our clients with data centers that we operate, and with data centers that are operated, and cloud-computing and other technology services and systems that are provided, by third-party vendors. These data centers or cloud-computing and other technology services and systems have (and, in the future, may) failed, become disabled or been disrupted. Any failure, disablement or disruption, even for a limited period of time, could disrupt our businesses and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a material adverse effect on our results of operation or financial condition. In addition, our third-party vendors may cease providing data center facilities or cloud-computing or other technology services or systems, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, which could disrupt our operations and require us to incur costs which could materially adversely affect our results of operation or financial condition.

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
A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences
Our business, financial condition, results of operations, access to capital markets and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attack, pandemics or other (actual or threatened) public health emergencies such as the COVID-19 outbreak, or other events beyond our control, and measures taken in response thereto.
The COVID-19 outbreak created, and such other events may create, significant volatility and uncertainty and economic and financial market disruption. The extent of any such impact depends on developments which are highly uncertain and cannot be predicted, including the duration and scope of the event; the governmental and business actions taken in response thereto; actions taken by the Company in response thereto and the related costs; the impact on economic activity and employment levels; the effect on our clients, prospects, suppliers and partners; our ability to sell and provide our solutions and services, including due to travel restrictions, business and facility closures, and employee remote working arrangements; the ability of our clients or prospects to pay for our services and solutions; and how quickly and to what extent normal economic and operating conditions can resume. In addition, clients or prospects may delay decision making, demand pricing and other concessions, reduce the value or duration of their orders, delay planned work or seek to terminate existing agreements. Our business is also impacted by employment levels across our clients, as we have varied contracts throughout our business that blend base fees and per-employee fees. The COVID-19 outbreak may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business.
Political, economic and social factors may materially adversely affect our business and financial results
Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. A slowdown in the economy or other negative changes, including in employment levels, the level of interest rates or the level of inflation, may have a negative impact on our businesses. In addition, as our operating costs increase due to inflationary pressure or otherwise, we may not be able to offset these increases by corresponding price increases for our products and solutions. Clients may react to worsening conditions by reducing their spending on HCM services or renegotiating their contracts with us, which may adversely affect our business and financial results.

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
We publicly share certain information about our environmental, social and governance (“ESG”) initiatives. We may face increased scrutiny related to our ESG initiatives and any related targets, including from the investment community. In addition, our ability to achieve certain ESG initiatives and targets may depend on the actions or continuing requirements of governmental entities (e.g., our paperless initiatives may depend on whether certain states continue to require employers to offer employees to be paid via paper check or to obtain employee consent to be paid electronically instead of via paper check). Our failure to achieve progress in these and other ESG areas on a timely basis, or at all, could impact our reputation, business, including employee retention, and growth.

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
We may be unable to attract and retain qualified personnel
Our ability to grow and provide our clients with competitive services is, to an important degree, dependent on our ability to attract and retain highly skilled and motivated people reflecting diverse perspectives and the diversity of our communities and clients. Competition for skilled employees in the outsourcing and other markets in which we operate is increasingly intense, making it more difficult and expensive to attract and retain highly skilled, motivated and diverse personnel. If we are unable to attract and retain highly skilled, motivated and diverse personnel, results of our operations and culture may suffer.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 7 of its processing/print centers, and 11 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,960,506 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 5,668,295 square feet worldwide, expire at various times up to the year 2032. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.
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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. As of June 30, 2022, there were 33,473 holders of record of the Company’s common stock. As of such date, 1,275,687 additional holders held their common stock in “street name.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
April 1, 2022 to April 30, 2022	640,656	$230.87	638,944	$1,445,716,749
May 1, 2022 to May 31, 2022	786,840	$213.87	785,635	$1,277,703,317
June 1, 2022 to June 30, 2022	812,694	$212.38	809,908	$1,105,689,504
Total	2,240,190		2,234,487

(1)	During the three months ended June 30, 2022, pursuant to the terms of the Company’s restricted stock program, the Company purchased 5,703 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval
November 2019	$5 billion

There is no expiration date for the common stock repurchase authorization.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(a) assuming an initial investment of $100 on June 30, 2017, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
6/17
6/18
6/19
6/20
6/21
6/22
Automatic Data Processing, Inc.
S&P 500
Nasdaq Dividend Achievers Select

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

The following section discusses our year ended June 30, 2022 (“fiscal 2022”), as compared to year ended June 30, 2021 (“fiscal 2021”). A detailed review of our fiscal 2021 performance compared to our fiscal 2020 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2021.

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

employment and wage levels; changes in technology; availability of skilled associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; the impact of any uncertainties related to major natural disasters or catastrophic events, including the coronavirus (“COVID-19”) pandemic; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors,” and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the year ended June 30, 2022 include:

10%	70 basis points	15%
Revenue Growth	Earnings Before Income Taxes Margin Expansion	Diluted EPS Growth

10%	90 basis points	16%
Organic Constant Currency Revenue Growth	Adjusted EBIT Margin Expansion	Adjusted Diluted EPS Growth

15%	Employer Services New Business Bookings Growth	15%	PEO Services Average Worksite Employee Growth

$3.6B	Cash Returned via Shareholder Friendly Actions $1.7B Dividends | $2.0B Share Repurchases

We are the leading provider of cloud-based HCM technology solutions to employers around the world. Through our extensive suite of products, coupled with industry and compliance expertise, we help our clients navigate a highly dynamic world of work in order to give them peace-of-mind and reduce the time and effort they allocate to non-core tasks. This, in turn, allows our clients to better focus on what matters most to them – running their businesses.

Over the decades since pioneering our industry, we have reshaped HCM time and again by continuously innovating across our technology platforms and service solutions. Our commitment to innovation is continuous amid challenging business and operating environments – whether it be a global recession or bull market, an international conflict or global pandemic. We believe businesses, our clients, serve as a force for progress, and we remain committed to rethinking a better, more personalized world at work to help our clients and their workers achieve their full potential. That commitment underpins our drive to innovate across our portfolio in order to deliver sustainable, profitable growth.

During the fiscal year, we made significant progress on the roll-out of a new unified user experience ("UX") across our strategic products and solutions. We transitioned hundreds of thousands of clients across our RUN, iHCM, and next-gen HCM client bases over to the new UX, generating positive feedback from this transition to even more intuitive HCM workflows.

We continue to advance all of our key platforms, with Workforce Now being especially critical to our differentiation and growth. Workforce Now continues building traction in the lower end of the U.S. enterprise market and was instrumental to

ADP being rated an overall "Customer's Choice" provider for the first time in Gartner's annual "Voice of the Customer" study. In addition to beginning the roll-out of the new UX, this year we continued to make progress on the roll-out of our next-gen payroll solution to a growing portion of our new Workforce Now clients, and we believe these two major enhancements will help keep Workforce Now at the forefront of the industry.

We also made exciting enhancements to other solutions during the fourth quarter. We started offering self-enrollment with full digital wallet capabilities within the Wisely program, allowing for a more frictionless experience for workers that enables them to more easily transition to our digital payment offering. We expanded our Earned Wage Access solution by offering a seamless, one-application solution for Wisely members, which enables employees to receive portions of their earned wages prior to paydate at no cost. We will also be launching "Voice of the Employee", a new employee survey and listening tool, which will help our clients seamlessly capture employee feedback and sentiments across various HR categories during the employee lifecycle, which is critical in a labor market where listening to their employees can help our clients differentiate themselves and better compete in the marketplace.

We continue to drive innovation by anticipating our clients' evolving needs and always designing for people as the world of work changes. We lead the HCM industry by driving growth through our strategic, cloud-based HCM solutions and developing innovations like our next-gen platforms. We further enable these solutions by supplementing them with organic, differentiated investments such as the ADP Datacloud and ADP Marketplace, and through our compliance expertise.

For fiscal 2022, we delivered strong revenue growth of 10%. In addition, Employer Services achieved record New Business Bookings and near-record-level retention of 92.1%. The PEO average number of Worksite Employees increased 15% for fiscal 2022. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 7% for fiscal 2022.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, our long term strategy, and our commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. ADP was named one of Fortune’s Most Admired Companies for the 16th year in a row, which highlights our culture of continuous improvement, our consistency, and our focus on being a true partner to our clients as the world of work continues to change. Our financial condition remains solid at June 30, 2022 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the year ended June 30, respectively:

Total Revenues

10% YoY Growth
10% YoY Growth, Organic Constant Currency

Revenues in fiscal 2022 increased due to new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs, an increase in our pays per control, and continued strong client retention. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for each of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues in fiscal 2022 include interest on funds held for clients of $451.8 million, as compared to $422.4 million in fiscal 2021. The increase in interest earned on funds held for clients resulted from an increase in our average client funds balances of 18.7% to $32.5 billion in fiscal 2022 as compared to fiscal 2021, partially offset by the decrease in our average interest rate earned to 1.4% in fiscal 2022, as compared to 1.5% in fiscal 2021.

Total Expenses

	Years Ended
	June 30,
	2022	2021	% Change

Costs of revenues:
Operating expenses	$8,252.6	$7,520.7	10%
Systems development and programming costs	798.6	716.6	11%
Depreciation and amortization	410.7	403.0	2%
Total costs of revenues	9,461.9	8,640.3	10%
Selling, general and administrative expenses	3,233.2	3,040.5	6%
Interest expense	81.9	59.7	37%
Total expenses	$12,777.0	$11,740.5	9%

For the year ended June 30:

Operating expenses increased due to the increase in our PEO Services zero-margin benefits pass-through costs to $3,514.4 million from $3,092.0 million for the year ended June 30, 2022 and 2021, respectively. Additionally, operating expenses increased due to increased costs to service our client base in support of our growing revenue, partially offset by a net reduction of $28.8 million in our estimated losses related to ADP Traditional Incorporated Cell, formerly known as ADP Indemnity, Inc. ("ADP Indemnity") and the impact of foreign currency.

Systems development and programming costs increased for fiscal 2022 due to increased investments and costs to develop, support, and maintain our new and existing products.

Selling, general and administrative expenses increased due to increased selling expenses as a result of investments in our sales organization, increased marketing expenses and increased travel expenses, partially offset by a decrease in our allowance for doubtful accounts of $26.0 million as a result of a decrease in estimated credit losses related to the impact of COVID-19 on our clients ("the decrease in our allowance for doubtful accounts").

Interest expense increased primarily due to the issuance of 7-year fixed-rate notes totaling $1.0 billion issued in the fourth quarter of fiscal 2021, as compared to the year ended June 30, 2021. Additionally, there was an increase in average interest rates for commercial paper borrowings to 0.4% for the year ended June 30, 2022, as compared to 0.1% for the year ended June 30, 2021. This was coupled with an increase in average daily borrowings under our commercial paper program to $2.0 billion for the year ended June 30, 2022, as compared to $1.6 billion for the year ended June 30, 2021.

Other (Income)/Expense, net

(In millions)
Years ended June 30,	2022	2021	$ Change
Interest income on corporate funds	$(41.0)	$(36.5)	$4.5
Realized losses/(gains) on available-for-sale securities, net	4.4	(11.3)	(15.7)
Impairment of assets	23.0	19.9	(3.1)
Gain on sale of assets	(7.5)	(9.8)	(2.3)
Non-service components of pension income, net	(61.7)	(58.6)	3.1
Other (income)/expense, net	$(82.8)	$(96.3)	$(13.5)

Other (income)/expense, net, decreased $13.5 million in fiscal 2022, as compared to fiscal 2021 primarily as a result of losses on available-for-sale securities, net, in the current year, compared to gains in the prior year, and the items described below, partially offset by the change in non-service components of pension income, net. See Note 10 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

In fiscal 2022, the Company recorded impairment charges of $23.0 million which is comprised of a write down of $12.1 million related to software and customer lists which were determined to have no future use and impairment charges of $10.9 million related to operating right-of-use assets associated with exiting certain leases early.

In fiscal 2021, the Company recorded impairment charges of $19.9 million, which is comprised of $10.5 million related to internally developed software which was determined to have no future use, impairment charges of $9.4 million related to operating right-of-use assets and certain related fixed assets associated with exiting certain leased locations early, and recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale.

Earnings Before Income Taxes

For the year ended June 30, respectively:

á	13% YoY Growth	á	70 bps YoY Growth

Earnings before income taxes increased due to the increases in revenues partially offset by the increases in expenses discussed above.

Overall margin increased due to increases in revenues discussed above, operational efficiencies, the decrease of $26.0 million in our allowance for doubtful accounts, and a net reduction of $28.8 million in our estimated losses related to ADP Indemnity, partially offset by incremental pressure from growth in our zero-margin benefits pass-throughs.

Adjusted Earnings before certain Interest and Taxes ("Adjusted EBIT")

For the year ended June 30, respectively:

á	14% YoY Growth	á	90 bps YoY Growth

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including gain on sale of assets related to our broad-based transformation initiatives and the impact of net severance charges, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate in fiscal 2022 and 2021 was 22.5% and 22.7%, respectively. The decrease in the effective tax rate is primarily due to a favorable earnings mix, lower reserves for uncertain tax positions, and an intercompany transfer of certain assets in fiscal 2022, partially offset by favorable adjustments to prior year tax liabilities and a foreign tax election in fiscal 2021. Refer to Note 11, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2022 and 2021 was 22.5% and 22.7%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted Earnings per Share

For the year ended June 30, respectively:

á	13% YoY Growth	á	15% YoY Growth

Adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

Diluted EPS increased as a result of the increase in net earnings and the impact of fewer shares outstanding resulting from the repurchase of approximately 9.2 million shares during fiscal 2022 and 8.2 million shares during fiscal 2021, partially offset by the issuances of shares under our employee benefit plans.

Adjusted Net Earnings and Adjusted Diluted Earnings per Share

For the year ended June 30, respectively:

á	15% YoY Growth	á	16% YoY Growth

For fiscal 2022, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Years Ended June 30,		% Change
	2022	2021	As Reported	Organic Constant Currency
Employer Services	$10,967.7	$10,195.2	8%	8%
PEO Services	5,545.7	4,818.3	15%	15%
Other	(15.1)	(8.1)	n/m	n/m
	$16,498.3	$15,005.4	10%	10%

	Earnings before Income Taxes
	Years Ended June 30,		% Change
	2022	2021	As Reported
Employer Services	$3,406.3	$3,052.1	12%
PEO Services	871.2	718.8	21%
Other	(473.4)	(409.7)	n/m
	$3,804.1	$3,361.2	13%
n/m - not meaningful

Employer Services

Revenues

Revenues increased due to new business started from New Business Bookings, an increase in our pays per control of 7%, continued strong retention, and an increase in interest earned on funds held for clients.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased in fiscal 2022 due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were due to increased costs to service our client base in support of our growing revenue, increases in selling expenses, and investments and costs to develop, support, and maintain our new and existing products, partially offset by the decrease of $26.0 million in our allowance for doubtful accounts.

For the year ended June 30, respectively:

á	110 bps YoY Growth

Employer Services' margin increased due to increases in revenues discussed above, operational efficiencies, and the decrease of $26.0 million in our allowance for doubtful accounts, partially offset by an increase in costs to service our client base in support of our growing revenue.

PEO Services

Revenues

	PEO Revenues
	Years Ended		Change
	June 30,
	2022	2021	$	%
PEO Services' revenues	$5,545.7	$4,818.3	$727.4	15%
Less: PEO zero-margin benefits pass-throughs	3,514.4	3,092.0	422.4	14%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$2,031.3	$1,726.3	$305.0	18%

PEO Services' revenues increased 15% for fiscal 2022 due to increases in average worksite employees of 15% for fiscal 2022, as compared to fiscal 2021, and due to an increase in zero-margin benefits pass-throughs.

Earnings before Income Taxes

PEO Services’ earnings before income taxes increased 21% in fiscal 2022, due to increased revenues discussed above and a net reduction of $28.8 million in our estimated losses related to ADP Indemnity, partially offset by the increases in zero-margin benefits pass-throughs of $422.4 million for fiscal 2022.

For the year ended June 30, respectively:

á	80 bps YoY Growth

PEO Services' overall margin increased for fiscal 2022 due to an increase in revenues discussed above and a net reduction of $28.8 million in our estimated losses related to ADP Indemnity, partially offset by by incremental pressure from growth in our zero-margin benefits pass-throughs.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2022, ADP Indemnity paid a premium of $260 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2022 policy year up to $1 million per occurrence. ADP Indemnity recorded a pre-tax benefit of approximately $61 million in fiscal 2022 and a pre-tax benefit of approximately $32 million in fiscal 2021, which were primarily a result of changes in our estimated actuarial losses. ADP Indemnity paid a premium of $284 million in July 2022, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2023 policy year on terms substantially similar to the fiscal 2022 reinsurance policy.

Other

The primary components of “Other” are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and all other interest income and expense.

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

We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations and against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because it allows investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.  The nature of these exclusions is for specific items that are not fundamental to our underlying business operations.  Since these adjusted financial measures and other non-GAAP metrics are not measures of performance calculated in accordance with U.S. GAAP, they should not be considered in isolation from, as a substitute for, or superior to their corresponding U.S. GAAP measures, and they may not be comparable to similarly titled measures at other companies.

	Years Ended June 30,		% Change
	2022	2021	As Reported
Net earnings	$2,948.9	$2,598.5	13%
Adjustments:
Provision for income taxes	855.2	762.7
All other interest expense (a)	71.3	57.3
All other interest income (a)	(7.1)	(6.5)
Transformation initiatives (b)	3.5	—
Excess capacity severance charges	—	2.9
Legal settlements	—	(30.7)
Adjusted EBIT	$3,871.8	$3,384.2	14%
Adjusted EBIT Margin	23.5%	22.6%

Provision for income taxes	$855.2	$762.7	12%
Adjustments:
Transformation initiatives (c)	0.8	—
Excess capacity severance charges	—	0.5
Legal settlements	—	(7.5)
Adjusted provision for income taxes	$856.0	$755.7	13%
Adjusted effective tax rate (d)	22.5%	22.7%

Net earnings	$2,948.9	$2,598.5	13%
Adjustments:
Transformation initiatives (b)	3.5	—
Income tax benefit for transformation initiatives (c)	(0.8)	—
Excess capacity severance charges	—	2.9
Income tax benefit for excess capacity severance charges	—	(0.5)
Legal settlements	—	(30.7)
Income tax provision/ (benefit) for legal settlements	—	7.5
Adjusted net earnings	$2,951.6	$2,577.7	15%

Diluted EPS	$7.00	$6.07	15%
Adjustments:
Transformation initiatives (b) (c)	0.01	—
Excess capacity severance charges	—	0.01
Legal settlements	—	(0.05)
Adjusted diluted EPS	$7.01	$6.02	16%

(a) In adjusted EBIT we include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that are not related to our client funds extended investment strategy and are labeled as “All other interest expense” and “All other interest income.”

(b) In fiscal 2022, the charges include consulting costs relating to our company wide transformation initiatives, partially offset by net reversals relating to severance, and gain on sale of assets. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions taken as part of our broad-based, company-wide transformation initiative.

(c) The income tax provision/(benefit) was calculated based on the marginal rate in effect for the year ended June 30, 2022.

(d) The Adjusted effective tax rate is calculated as our Adjusted provision for income taxes divided by the sum of our Adjusted net earnings plus our Adjusted provision for income taxes.

The following table reconciles our reported growth rates to the non-GAAP measure of organic constant currency, which excludes the impact of acquisitions, the impact of dispositions, and the impact of foreign currency. The impact of acquisitions and dispositions is calculated by excluding the current year revenues of acquisitions until the one-year anniversary of the transaction and by excluding the prior year revenues of divestitures for the one-year period preceding the transaction. The impact of foreign currency is determined by calculating the current year results using foreign exchange rates consistent with the prior year. The PEO segment is not impacted by acquisitions, dispositions or foreign currency.

Year Ended
June 30,
2022
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, cash and cash equivalents were $1.4 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at June 30, 2022 and we have sufficient liquidity.

For client funds liquidity, we have the ability to borrow through our financing arrangements under our U.S. short-term commercial paper program and our U.S., Canadian and United Kingdom short-term reverse repurchase agreements, together with our $9.7 billion of committed credit facilities and our ability to use corporate liquidity when necessary to meet short-term funding requirements related to client funds obligations. Please see “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of the risks related to our client funds extended investment strategy. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including commercial paper.

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows are summarized as follows:

	Years ended June 30,
	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$3,099.5	$3,093.3	$6.2
Investing activities	(7,014.4)	(3,515.0)	(3,499.4)
Financing activities	13,653.4	6,437.5	7,215.9
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(98.7)	73.8	(172.5)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$9,639.8	$6,089.6	$3,550.2

Net cash flows provided by operating activities was flat compared to prior year and includes a net unfavorable change in the components of operating assets and liabilities, due to timing on collections of accounts receivable and an increase in incentive compensation payments, offset by the growth in our underlying business (net income adjusted for non-cash adjustments), as compared to the year ended June 30, 2021.

Net cash flows used in investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $3,455.6 million, and higher payments related to acquisitions of intangibles and a business, offset by proceeds from the sale of property, plant, and equipment.

Net cash flows provided by financing activities changed due to a net increase in the cash flow from client funds obligations of $8,721.7 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, an increase in reverse repurchase agreements borrowing, and the settlement of cash flow hedges in the year ended June 30, 2021. These were partially offset by the issuance of debt in the year ended June 30, 2021 and repurchases of common stock and dividends paid in fiscal 2022.

We purchased approximately 9.2 million shares of our common stock at an average price per share of $214.40 during fiscal 2022, as compared to purchases of 8.2 million shares at an average price per share of $170.04 during fiscal 2021. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2022 and 2021, we had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2022	2021
Average daily borrowings (in billions)	$2.0	$1.6
Weighted average interest rates	0.4%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2022 and 2021, there were $136.4 million and $23.5 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2022	2021
Average outstanding balances	$299.6	$136.7
Weighted average interest rates	0.7%	0.2%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We had a $3.75 billion, 364-day credit agreement that was amended in June 2022 and matured in July 2022. On July 1, 2022, the company entered into a new $3.75 billion 364-day credit agreement that matures in June 2023 with a one year term-out option to replace the maturing facility. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.2 billion credit facility maturing in June 2024 and June 2026, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2022 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, equipment lease, and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through June 30, 2022. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 4 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for fiscal 2022 were $177.1 million, as compared to $178.3 million for fiscal 2021. We expect capital expenditures in fiscal 2023 to be between $175 million and $200 million.

Contractual Obligations

Our contractual obligations at June 30, 2022 relate primarily to operating leases (Note 6) and other arrangements recorded in our balance sheet or disclosed in the notes to our financial statements, including benefit plan obligations (Note 10), liabilities for uncertain tax positions (Note 11), purchase obligations (Note 12), debt obligations (Note 9) and $309.5 million of interest payments of our debt, of which $63.3 million is expected to be paid within one year.

In addition to the obligations described above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2022, the obligations relating to these matters, which are expected to be paid in fiscal 2023, total $51,285.5 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $49,569.2 million of cash and cash equivalents and marketable securities that were impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2022.

Separately, ADP Indemnity paid a premium of $284 million in July 2022 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2023 policy year. At June 30, 2022, ADP Indemnity had total assets of $612.0 million to satisfy the actuarially estimated unpaid losses of $533.9 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $1.8 million and $3.3 million, net of insurance recoveries, in fiscal 2022 and 2021, respectively. Refer to the “Analysis of Reportable Segments - PEO Services” above for additional information regarding ADP Indemnity.

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

There are inherent risks and uncertainties involving our investment strategy relating to our client funds assets. Such risks include liquidity risk, including the risk associated with our ability to liquidate, if necessary, our available-for-sale securities in a timely manner in order to satisfy our client funds obligations. However, our investments are made with the safety of principal, liquidity, and diversification as the primary goals to minimize the risk of not having sufficient funds to satisfy all of our client funds obligations. We also believe we have significantly reduced the risk of not having sufficient funds to satisfy our client funds obligations by consistently maintaining access to other sources of liquidity, including our corporate cash balances, available borrowings under our $9.7 billion commercial paper program (rated A-1+ by Standard and Poor’s, P-1 by Moody’s, and F1+ by Fitch, the highest possible short-term credit ratings), our ability to engage in reverse repurchase agreement transactions and available borrowings under our $9.7 billion committed credit facilities. The reduced availability of financing during periods of economic turmoil, even to borrowers with the highest credit ratings, may limit our ability to access short-term debt markets to meet the liquidity needs of our business. In addition to liquidity risk, our investments are subject to interest rate risk and credit risk, as discussed below.

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating at time of purchase for corporate, Canadian government agency and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A. The maximum maturity at time of purchase for BBB-rated securities is 5 years, and for single A rated, AA-rated and AAA-rated securities it is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

Years ended June 30,	2022	2021
Average investment balances at cost:
Corporate investments	$4,241.3	$3,525.6
Funds held for clients	32,480.3	27,353.1
Total	$36,721.6	$30,878.7

Average interest rates earned exclusive of realized losses/(gains) on:
Corporate investments	1.0%	1.0%
Funds held for clients	1.4%	1.5%
Total	1.3%	1.5%

Net realized losses/(gains) on available-for-sale securities	4.4	(11.3)

As of June 30:
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(1,721.4)	$502.2

Total available-for-sale securities at fair value	$28,391.6	$24,371.7

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio decreased from 1.5% for fiscal 2021 to 1.3% for fiscal 2022. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $18 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2023. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $8 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2023.

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

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and other comprehensive income. We continually evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. See Note 1 - Summary of Significant Accounting Policies for additional information.

The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. These estimates require levels of subjectivity and judgment, which could result in actual results differing from our estimates. The Company believes the following are its critical accounting estimates:

Deferred Costs - Assets Recognized from the Costs to Obtain and Fulfill Contracts

Description
Incremental costs of obtaining a contract (e.g., sales commissions) and cost incurred to implement clients on our solutions (e.g., direct labor) that are expected to be recovered are capitalized and amortized on a straight-line basis over the client retention period, depending on the business unit.

Judgments and Uncertainties
The Company has estimated the amortization periods for deferred costs by using its historical retention rates by business unit to estimate the pattern during which the service transfers. The expected client relationship period ranges from three to eight years.

Sensitivity of Estimate to Change
As the assumptions used to estimate the amortization period of the deferred costs could have a material impact on timing of recognition, we assess the amortization periods annually using historical retention rates. Actual retention rates were not materially different than those used in our calculation to determine the amortization period. We regularly review our deferred costs for impairment. There were no impairment losses incurred during the fiscal years ended June 30, 2022, June 30, 2021, or June 30, 2020.

Goodwill.

Description
Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

Judgments and Uncertainties
The Company’s annual goodwill impairment assessment as of June 30, 2022 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.

Sensitivity of Estimate to Change
Some of the inherent estimates and assumptions used in determining the fair value of the reporting units are outside the control of management including the weighted-average cost of capital, tax rates, market comparisons, and terminal growth rates. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with the Company’s operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses.

We completed our annual assessment of goodwill as of June 30, 2022 and determined that there was no impairment of goodwill. We performed a sensitivity analysis and determined that a one percentage point increase in the weighted-average cost of capital would not result in an impairment of goodwill for all reporting units and their fair values substantially exceeded their carrying values.
Income Taxes

Description
Judgment is required in addressing the future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). A change in the assessment of the outcomes of such matters could materially impact our Consolidated Financial Statements.

Judgments and Uncertainties
The Company computes its provision for income taxes based on the statutory tax rates in the various jurisdictions in which it operates. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when computing the provision for income taxes, deferred tax assets and liabilities, and uncertain tax positions.

Sensitivity of Estimate to Change
While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. As of June 30, 2022 and 2021, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $98.1 million and $99.9 million, respectively.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, and the related statements of consolidated earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2022. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Forecasts of future revenue and operating margin from the Company’s next-gen platform, for which there is limited historical data, contribute significantly to the estimate of fair value of a reporting unit within the Employer Services reportable segment with approximately $678 million of goodwill as of June 30, 2022. Given the limited historical data associated with the Company’s next-gen platform, significant management judgment was required to forecast future revenue and operating margin to estimate the fair value of the reporting unit. In turn, a high degree of auditor judgment and an increased extent of audit effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and operating margin and the selection of the weighted average cost of capital, including the involvement of our fair value specialists.
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
Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded as a liability at the time that the Company impounds funds from clients (i.e., money movement). The Company has reported client funds obligations as a current liability in the consolidated financial statements totaling $51,285.5 million as of June 30, 2022. This money movement activity involves significant amounts of client funds being impounded and remitted to third parties and results in a high volume of transactions.

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
•For a selection of client funds obligations transactions, we evaluated whether the funds were impounded prior to June 30, 2022, agreed the liability to the corresponding asset balance, and evaluated whether the funds were properly included or excluded from the client funds obligations.
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

/s/ Deloitte & Touche LLP
Morristown, New Jersey
August 3, 2022

We have served as the Company’s auditor since 1968.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2022	2021	2020

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$10,505.0	$9,768.6	$9,538.1
Interest on funds held for clients	451.8	422.4	545.2
PEO revenues (A)	5,541.5	4,814.4	4,506.5
TOTAL REVENUES	16,498.3	15,005.4	14,589.8

EXPENSES:
Costs of revenues:
Operating expenses	8,252.6	7,520.7	7,404.1
Systems development and programming costs	798.6	716.6	674.1
Depreciation and amortization	410.7	403.0	366.9
TOTAL COSTS OF REVENUES	9,461.9	8,640.3	8,445.1

Selling, general, and administrative expenses	3,233.2	3,040.5	3,003.0
Interest expense	81.9	59.7	107.1
TOTAL EXPENSES	12,777.0	11,740.5	11,555.2

Other (income)/expense, net	(82.8)	(96.3)	(148.0)

EARNINGS BEFORE INCOME TAXES	3,804.1	3,361.2	3,182.6

Provision for income taxes	855.2	762.7	716.1

NET EARNINGS	$2,948.9	$2,598.5	$2,466.5

BASIC EARNINGS PER SHARE	$7.04	$6.10	$5.73

DILUTED EARNINGS PER SHARE	$7.00	$6.07	$5.70

Basic weighted average shares outstanding	418.8	426.3	430.8
Diluted weighted average shares outstanding	421.1	428.1	432.7
(A) For the years ended June 30, 2022 (“fiscal 2022”), June 30, 2021 (“fiscal 2021”), and June 30, 2020 (“fiscal 2020”), Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $62,619.2 million, $51,362.3 million, and $45,826.1 million, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2022	2021	2020

Net earnings	$2,948.9	$2,598.5	$2,466.5

Other comprehensive (loss)/income:
Currency translation adjustments	(127.4)	95.4	(53.0)

Unrealized net (losses)/gains on available-for-sale securities	(2,228.0)	(363.3)	602.2
Tax effect	503.7	82.6	(136.4)
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	4.4	(11.3)	(12.9)
Tax effect	(1.0)	2.5	2.9

Unrealized (losses)/gains on cash flow hedging activities	—	(3.3)	(40.3)
Tax effect	—	0.8	10.0
Amortization of unrealized losses on cash flow hedging activities	4.4	3.8	—
Tax effect	(1.1)	(0.9)	—

Pension net (losses)/gains arising during the year	(229.8)	281.5	(160.8)
Tax effect	57.3	(69.0)	39.5
Reclassification of pension liability adjustment to net earnings	18.1	9.3	(11.8)
Tax effect	(4.9)	(2.7)	3.1

Other comprehensive (loss)/income, net of tax	(2,004.3)	25.4	242.5
Comprehensive income	$944.6	$2,623.9	$2,709.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,436.3	$2,575.2
Accounts receivable, net of allowance for doubtful accounts of $56.8 and $79.6, respectively	3,170.6	2,727.4
Other current assets	628.8	533.4
Total current assets before funds held for clients	5,235.7	5,836.0
Funds held for clients	49,569.2	34,905.8
Total current assets	54,804.9	40,741.8
Long-term receivables, net of allowance for doubtful accounts of $0.1 and $0.3, respectively	9.1	11.5
Property, plant and equipment, net	652.6	684.5
Operating lease right-of-use asset	450.9	462.2
Deferred contract costs	2,579.7	2,498.2
Other assets	937.4	825.8
Goodwill	2,300.5	2,338.4
Intangible assets, net	1,333.1	1,210.1
Total assets	$63,068.2	$48,772.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$110.2	$141.1
Accrued expenses and other current liabilities	2,107.8	1,963.3
Accrued payroll and payroll-related expenses	862.6	910.2
Dividends payable	429.6	390.8
Short-term deferred revenues	188.2	203.9
Obligations under reverse repurchase agreements (A)	136.4	23.5
Income taxes payable	38.4	58.2
Total current liabilities before client funds obligations	3,873.2	3,691.0
Client funds obligations	51,285.5	34,403.8
Total current liabilities	55,158.7	38,094.8
Long-term debt	2,987.1	2,985.0
Operating lease liabilities	370.9	343.2
Other liabilities	924.2	834.1
Deferred income taxes	67.0	482.9
Long-term deferred revenues	335.0	362.4
Total liabilities	59,842.9	43,102.4

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized,1,000.0 shares; issued, 638.7 shares at June 30, 2022 and June 30, 2021; outstanding, 416.1 and 423.7 shares at June 30, 2022 and June 30, 2021, respectively	63.9	63.9
Capital in excess of par value	1,794.2	1,531.3
Retained earnings	20,696.3	19,451.1
Treasury stock - at cost: 222.7 and 215.0 shares at June 30, 2022 and June 30, 2021, respectively	(17,335.4)	(15,386.8)
Accumulated other comprehensive (loss)/income	(1,993.7)	10.6
Total stockholders’ equity	3,225.3	5,670.1
Total liabilities and stockholders’ equity	$63,068.2	$48,772.5

(A) As of June 30, 2022, $14.3 million of short-term marketable securities and $122.1 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2021, $23.5 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 8).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount

Balance at June 30, 2019	638.7	$63.9	$1,183.2	$17,500.6	$(13,090.5)	$(257.3)
Net earnings	—	—	—	2,466.5	—	—
Other comprehensive income	—	—	—	—	—	242.5
Stock-based compensation expense	—	—	117.8	—	—	—
Issuances relating to stock compensation plans	—	—	32.8	—	112.9	—
Treasury stock acquired (6.2 million shares repurchased)	—	—	—	—	(1,089.4)	—
Dividends ($3.52 per share)	—	—	—	(1,523.9)	—	—
Other	—	—	—	(6.9)	—	—

Balance at June 30, 2020	638.7	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)
Net earnings	—	—	—	2,598.5	—	—
Other comprehensive income	—	—	—	—	—	25.4
Stock-based compensation expense	—	—	156.3	—	—	—
Issuances relating to stock compensation plans	—	—	41.2	—	111.4	—
Treasury stock acquired (8.2 million shares repurchased)	—	—	—	—	(1,431.2)	—
Dividends ($3.70 per share)	—	—	—	(1,583.7)	—	—

Balance at June 30, 2021	638.7	$63.9	$1,531.3	$19,451.1	$(15,386.8)	$10.6
Net earnings	—	—	—	2,948.9	—	—
Other comprehensive loss	—	—	—	—	—	(2,004.3)
Stock-based compensation expense	—	—	180.4	—	—	—
Issuances relating to stock compensation plans	—	—	82.5	—	95.0	—
Treasury stock acquired (9.2 million shares repurchased)	—	—	—	—	(2,043.6)	—
Dividends ($4.05 per share)	—	—	—	(1,703.7)	—	—
Balance at June 30, 2022	638.7	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)

See notes to the Consolidated Financial Statements

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2022	2021	2020
Cash Flows from Operating Activities:
Net earnings	$2,948.9	$2,598.5	$2,466.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	515.1	510.7	480.0
Amortization of deferred contract costs	955.2	935.3	915.0
Deferred income taxes	36.6	(251.1)	26.0
Stock-based compensation expense	201.7	175.3	130.8
Net pension (income)/expense	(53.4)	(52.8)	(11.6)
Net amortization of premiums and accretion of discounts on available-for-sale securities	101.0	69.5	50.2
Other	32.7	45.3	89.3
Changes in operating assets and liabilities:
Increase in accounts receivable	(486.5)	(339.8)	(113.8)
Increase in other assets	(1,258.4)	(1,029.4)	(910.4)
(Decrease)/Increase in accounts payable	(16.4)	36.9	(18.3)
Increase/(Decrease) in accrued expenses and other liabilities	123.0	394.9	(77.5)
Net cash flows provided by operating activities	3,099.5	3,093.3	3,026.2

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(10,733.2)	(9,266.3)	(3,905.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	4,249.7	6,238.4	7,648.4
Capital expenditures	(174.4)	(178.6)	(172.7)
Additions to intangibles	(379.0)	(327.3)	(443.7)
Acquisitions of businesses, net of cash acquired	(11.7)	—	—
Proceeds from the sale of property, plant, and equipment and other assets	34.2	18.8	29.4
Net cash flows (used in)/provided by investing activities	(7,014.4)	(3,515.0)	3,156.3

Cash Flows from Financing Activities:
Net increase /(decrease) in client funds obligations	17,057.9	8,336.2	(3,213.2)
Payments of debt	(0.9)	(1,001.8)	(2.2)
Proceeds from the issuance of debt	—	1,981.5	—
Settlement of cash flow hedges	—	(44.6)	—
Repurchases of common stock	(1,969.4)	(1,372.3)	(1,006.3)
Net proceeds from stock purchase plan and stock-based compensation plans	96.5	104.1	50.0
Dividends paid	(1,659.0)	(1,575.5)	(1,470.5)
Net proceeds/(payments) related to reverse repurchase agreements	128.3	9.9	(248.4)
Net cash flows provided by/(used in) financing activities	13,653.4	6,437.5	(5,890.6)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(98.7)	73.8	(34.5)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	9,639.8	6,089.6	257.4

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	13,143.2	7,053.6	6,796.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$22,783.0	$13,143.2	$7,053.6

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,436.3	$2,575.2	$1,908.5
Restricted cash and restricted cash equivalents included in funds held for clients (A)	21,346.7	10,568.0	5,145.1
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$22,783.0	$13,143.2	$7,053.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$74.8	$53.1	$104.8
Cash paid for income taxes, net of income tax refunds	$856.8	$973.7	$677.1
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
D. Deferred Costs.
Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) that are expected to be recovered are capitalized and amortized on a straight-line basis over a period of three to eight years, depending on the business unit. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. These costs are included in selling, general and administrative expenses.
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

The Company's corporate investments and funds held for clients (see Note 4) are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model used by the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities and mortgage-backed securities that are included within Other securities in Note 4, the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes quoted prices for similar assets, benchmark yield curves, and market corroborated inputs. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company had no available-for-sale securities included in Level 1 and Level 3 at June 30, 2022.

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

The Company's annual goodwill impairment assessment as of June 30, 2022 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value.  We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business.  Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.  Several of these assumptions, including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.  As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.
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

N. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2022
Net earnings	$2,948.9			$2,948.9
Weighted average shares (in millions)	418.8	1.1	1.2	421.1
EPS	$7.04			$7.00

2021
Net earnings	$2,598.5			$2,598.5
Weighted average shares (in millions)	426.3	0.8	1.0	428.1
EPS	$6.10			$6.07

2020
Net earnings	$2,466.5			$2,466.5
Weighted average shares (in millions)	430.8	0.9	1.0	432.7
EPS	$5.73			$5.70

Options to purchase 0.6 million, 1.1 million, and 1.2 million shares of common stock for fiscal 2022, 2021, and 2020, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2022 and 2021, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $98.1 million and $99.9 million, respectively.

S. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that caps the exposure for each claim at $1 million per occurrence and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in fiscal years 2012 and prior from an admitted and licensed insurance company of AIG. The Company has obtained approximately $290 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2022 and 2021 under the letters of credit.

Additionally, starting in fiscal 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company a wholly-owned subsidiary of Chubb Limited to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to workers' compensation and employer's liability deductible reimbursement insurance protection for PEO services worksite employees. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $260 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2022 policy year up to $1 million per occurrence. ADP Indemnity paid a premium of $284 million in July 2022 to enter into a reinsurance arrangement to cover substantially all losses for the fiscal 2023 policy year on terms substantially similar to the fiscal 2022 policy.

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

U. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

In fiscal 2022, the Company early adopted accounting standard update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The adoption of this guidance did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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

The following tables provide details of revenue by our strategic pillars and includes a reconciliation to the Company’s reportable segments. The Company made changes to certain allocation methodologies in both the current period and the prior period in the tables below which did not materially affect our reporting of revenues by strategic pillar:

	Years Ended
	June 30,
Types of Revenues	2022	2021	2020
HCM	$7,174.9	$6,655.2	$6,563.5
HRO, excluding PEO zero-margin benefits pass-throughs	3,116.3	2,690.9	2,538.9
PEO zero-margin benefits pass-throughs	3,514.4	3,092.0	2,907.7
Global	2,240.9	2,144.9	2,034.5
Interest on funds held for clients	451.8	422.4	545.2
Total Revenues	$16,498.3	$15,005.4	$14,589.8

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$7,183.1	$—	$(8.2)	$7,174.9
HRO, excluding PEO zero-margin benefits pass-throughs	1,096.1	2,027.1	(6.9)	3,116.3
PEO zero-margin benefits pass-throughs	—	3,514.4	—	3,514.4
Global	2,240.9	—	—	2,240.9
Interest on funds held for clients	447.6	4.2	—	451.8
Total Segment Revenues	$10,967.7	$5,545.7	$(15.1)	$16,498.3

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,660.7	$—	$(5.5)	$6,655.2
HRO, excluding PEO zero-margin benefits pass-throughs	971.1	1,722.4	(2.6)	2,690.9
PEO zero-margin benefits pass-throughs	—	3,092.0	—	3,092.0
Global	2,144.9	—	—	2,144.9
Interest on funds held for clients	418.5	3.9	—	422.4
Total Segment Revenues	$10,195.2	$4,818.3	$(8.1)	$15,005.4

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2020:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,569.0	$—	$(5.5)	$6,563.5
HRO, excluding PEO zero-margin benefits pass-throughs	941.8	1,599.9	(2.8)	2,538.9
PEO zero-margin benefits pass-throughs	—	2,907.7	—	2,907.7
Global	2,034.5	—	—	2,034.5
Interest on funds held for clients	541.3	3.9	—	545.2
Total Segment Revenues	$10,086.6	$4,511.5	$(8.3)	$14,589.8

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the fiscal year ended June 30, 2022 were as follows:

Contract Liability
Contract liability, July 1, 2021	$516.1
Recognition of revenue included in beginning of year contract liability	(147.6)
Contract liability, net of revenue recognized on contracts during the period	133.0
Currency translation adjustments	(33.3)
Contract liability, June 30, 2022	$468.2

Deferred costs

The balance is as follows:

June 30,	2022	2021
Deferred costs to obtain a contract	$1,144.8	$1,055.7
Deferred costs to fulfill a contract	1,434.9	1,442.5
Total deferred contract costs (1)	$2,579.7	$2,498.2

(1) The amount of total deferred costs amortized during the fiscal years ended June 30, 2022, June 30, 2021, and June 30, 2020 were $955.2 million, $935.3 million, and $915.0 million, respectively.

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

NOTE 3. OTHER (INCOME)/EXPENSE, NET

Other (income)/expense, net consists of the following:

Years ended June 30,	2022	2021	2020
Interest income on corporate funds	$(41.0)	$(36.5)	$(84.5)
Realized losses/(gains) on available-for-sale securities, net	4.4	(11.3)	(12.9)
Impairment of assets	23.0	19.9	29.9
Gain on sale of assets	(7.5)	(9.8)	(6.0)
Non-service components of pension income, net	(61.7)	(58.6)	(74.5)
Other (income)/expense, net	$(82.8)	$(96.3)	$(148.0)

In fiscal 2022, the Company recorded impairment charges of $23.0 million which is comprised of a write down of $12.1 million related to software and customer lists which were determined to have no future use and impairment charges of $10.9 million related to operating right-of-use assets associated with exiting certain leases early.

In fiscal 2021, the Company recorded impairment charges of $19.9 million which is comprised of a write down of $10.5 million related to internally developed software which was determined to have no future use, impairment charges of $9.4 million related to operating right-of-use assets and certain related fixed assets associated with exiting certain leased locations early, and recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale.

In fiscal 2020, the Company recorded impairment charges of $25.3 million as a result of recognizing certain owned facilities at fair value given intent to sell and accordingly classified as held for sale. In addition, the Company exited certain leased locations early and recorded total impairment charges of $4.6 million related to operating right-of-use assets and certain related fixed assets associated with the exited locations.

NOTE 4. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2022 and 2021 were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$22,783.0	$—	$—	$22,783.0
Available-for-sale securities:
Corporate bonds	16,183.1	3.9	(1,083.0)	15,104.0
U.S. Treasury securities	5,003.6	2.2	(171.1)	4,834.7
Asset-backed securities	1,995.7	0.5	(58.8)	1,937.4
Canadian government obligations and Canadian government agency obligations	2,022.9	0.1	(123.5)	1,899.5
U.S. government agency securities	1,728.2	0.1	(138.2)	1,590.1
Canadian provincial bonds	994.3	0.4	(62.7)	932.0
Commercial mortgage-backed securities	858.7	0.3	(29.9)	829.1
Other securities	1,326.5	2.2	(63.9)	1,264.8

Total available-for-sale securities	30,113.0	9.7	(1,731.1)	28,391.6

Total corporate investments and funds held for clients	$52,896.0	$9.7	$(1,731.1)	$51,174.6

(A) Included within available-for-sale securities are corporate investments with fair values of $169.1 million and funds held for clients with fair values of $28,222.5 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.” The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at June 30, 2022.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2022, are as follows:

	June 30, 2022
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(824.0)	$11,525.4	$(259.0)	$2,356.7	$(1,083.0)	$13,882.1
U.S. Treasury securities	(126.4)	2,919.6	(44.7)	464.6	(171.1)	3,384.2
Asset-backed securities	(52.6)	1,444.9	(6.2)	59.9	(58.8)	1,504.8
Canadian government obligations and Canadian government agency obligations	(110.0)	1,782.6	(13.5)	113.3	(123.5)	1,895.9
U.S. government agency securities	(75.3)	859.3	(62.9)	695.6	(138.2)	1,554.9
Canadian provincial bonds	(45.4)	726.9	(17.3)	133.2	(62.7)	860.1
Commercial mortgage-backed securities	(29.5)	802.8	(0.4)	4.3	(29.9)	807.1
Other securities	(42.6)	737.3	(21.3)	178.2	(63.9)	915.5
	$(1,305.8)	$20,798.8	$(425.3)	$4,005.8	$(1,731.1)	$24,804.6

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2021 are as follows:

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

At June 30, 2022, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2022 through April 2032.

At June 30, 2022, asset-backed securities include AAA-rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, equipment lease and rate reduction receivables with fair values of $973.1 million, $685.9 million, $233.8 million, and $44.2 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2022.

At June 30, 2022, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $980.3 million and $524.4 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's, with maturities ranging from September 2022 through March 2032.

At June 30, 2022, U.S. government agency commercial mortgage-backed securities of $829.1 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At June 30, 2022, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above, with fair values of $536.5 million and AA-rated United Kingdom Gilt securities of $314.1 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2022	2021
Corporate investments:
Cash and cash equivalents	$1,436.3	$2,575.2
Short-term marketable securities (a)	47.0	10.4
Long-term marketable securities (b)	122.1	23.5
Total corporate investments	$1,605.4	$2,609.1

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

Funds held for clients have been invested in the following categories:

June 30,	2022	2021
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$21,346.7	$10,568.0
Restricted short-term marketable securities held to satisfy client funds obligations	4,263.1	3,743.3
Restricted long-term marketable securities held to satisfy client funds obligations	23,959.4	20,594.5
Total funds held for clients	$49,569.2	$34,905.8

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $51,285.5 million and $34,403.8 million as of June 30, 2022 and 2021, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at June 30, 2022, $46,201.2 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

All available-for-sale securities were rated as investment grade at June 30, 2022.

Expected maturities of available-for-sale securities at June 30, 2022 are as follows:

One year or less	$4,310.1
One year to two years	4,160.1
Two years to three years	4,218.0
Three years to four years	6,488.1
After four years	9,215.3
Total available-for-sale securities	$28,391.6

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2022 and 2021 are as follows:

June 30,	2022	2021
Property, plant and equipment:
Land and buildings	$675.0	$686.5
Data processing equipment	972.4	902.0
Furniture, leaseholds and other	634.3	656.0
	2,281.7	2,244.5
Less: accumulated depreciation	(1,629.1)	(1,560.0)
Property, plant and equipment, net	$652.6	$684.5

Depreciation of property, plant and equipment was $171.0 million, $183.3 million, and $192.8 million for fiscal 2022, 2021 and 2020, respectively.

The Company has certain assets classified as held for sale given intent to sell. The fair value of these assets was approximately $5.0 million and $29.8 million as of June 30, 2022 and 2021, respectively, and it is not material for reclassification separately on the Consolidated Balance Sheets.

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

The components of operating lease expense were as follows:

	Year ended
	June 30,
	2022	2021	2020
Operating lease cost	$144.7	$157.8	$163.7
Short-term lease cost	1.1	1.3	6.1
Variable lease cost	11.5	7.6	6.7
Total operating lease cost	$157.3	$166.7	$176.5

The following table provides supplemental cash flow information related to the Company's leases:

	Year ended
	June 30,
	2022	2021	2020
Cash paid for operating lease liabilities	$127.6	$142.2	$224.7
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$127.4	$120.2	$160.4

Other information related to our operating lease liabilities is as follows:

	June 30,	June 30,
	2022	2021
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.2%	2.2%
Current operating lease liability	$95.1	$94.7

As of June 30, 2022, maturities of operating lease liabilities are as follows:

Twelve months ending June 30, 2023	$103.5
Twelve months ending June 30, 2024	90.6
Twelve months ending June 30, 2025	75.1
Twelve months ending June 30, 2026	65.6
Twelve months ending June 30, 2027	58.0
Thereafter	105.0
Total undiscounted lease obligations	497.8
Less: Imputed interest	(31.8)
Net lease obligations	$466.0

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2022 and 2021 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2020	$2,304.6	$4.8	$2,309.4
Currency translation adjustments	29.0	—	29.0
Balance at June 30, 2021	$2,333.6	$4.8	$2,338.4
Additions and other adjustments	11.1	—	11.1
Currency translation adjustments	(49.0)	—	(49.0)
Balance at June 30, 2022	$2,295.7	$4.8	$2,300.5

Components of intangible assets, net, are as follows:

June 30,	2022	2021
Intangible assets:
Software and software licenses	$3,271.3	$2,950.8
Customer contracts and lists	1,104.7	1,062.2
Other intangibles	241.2	239.0
	4,617.2	4,252.0
Less accumulated amortization:
Software and software licenses	(2,251.9)	(2,090.4)
Customer contracts and lists	(798.9)	(723.4)
Other intangibles	(233.3)	(228.1)
	(3,284.1)	(3,041.9)
Intangible assets, net	$1,333.1	$1,210.1

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 5 years (6 years for software and software licenses, 4 years for customer contracts and lists, and 2 years for other intangibles). Amortization of intangible assets was $344.1 million, $327.4 million, and $287.2 million for fiscal 2022, 2021, and 2020, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2023	$419.2
Twelve months ending June 30, 2024	$262.3
Twelve months ending June 30, 2025	$192.8
Twelve months ending June 30, 2026	$133.5
Twelve months ending June 30, 2027	$108.5

NOTE 8. SHORT TERM FINANCING

The Company has a $3.75 billion, 364-day credit agreement with a one-year term-out option that was scheduled to mature in June 2022 and was amended to mature in July 2022. On July 1, 2022, the company entered into a new $3.75 billion 364-day credit agreement that matures in June 2023 with a one year term-out option to replace the maturing facility. The interest rate applicable to committed borrowings under each agreement is tied to SOFR, the effective funds rate, or the prime rate depending up on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company also has a $2.75 billion five year credit facility that matures in June 2024 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.2 billion credit facility maturing in June 2026 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2022 and 2021 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2022 and June 30, 2021, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2022	2021
Average daily borrowings (in billions)	$2.0	$1.6
Weighted average interest rates	0.4%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2022 and 2021, the Company had $136.4 million and $23.5 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2022	2021
Average outstanding balances	$299.6	$136.7
Weighted average interest rates	0.7%	0.2%

NOTE 9. DEBT

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2022 and 2021 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2022	June 30, 2021
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Other		6.0	6.9
		3,006.0	3,006.9
Less: current portion (a)		(1.2)	(1.2)
Less: unamortized discount and debt issuance costs		(17.7)	(20.7)
Total long-term debt		$2,987.1	$2,985.0

(a) - Current portion of long-term debt as of June 30, 2022 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2022, the fair value of the Notes, based on Level 2 inputs, was $2,721.0 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.”

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 9.2 million shares in fiscal 2022 as compared to 8.2 million shares repurchased in fiscal 2021. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately 22.1 million, 10.7 million, and 34.6 million during fiscal years 2022, 2021, and 2020, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2022, 2021, and 2020, respectively:

Years ended June 30,	2022	2021	2020
Operating expenses	$19.7	$17.9	$13.7
Selling, general and administrative expenses	155.7	133.9	99.1
System development and programming costs	26.3	23.5	18.0
Total pretax stock-based compensation expense	$201.7	$175.3	$130.8

Income tax benefit	$49.1	$43.0	$32.2

As of June 30, 2022, the total remaining unrecognized compensation cost related to non-vested stock options, restricted stock units, and restricted stock awards amounted to $18.9 million, $53.9 million, and $116.2 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years, 1.5 years, and 1.7 years, respectively.

In fiscal 2022, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2021	3,705	$135
Options granted	792	$207
Options exercised	(860)	$127
Options forfeited/cancelled	(163)	$166
Options outstanding at June 30, 2022	3,474	$152
Options exercisable at June 30, 2022	1,553	$128
Shares available for future grants, end of year	21,862
Shares reserved for issuance under stock option plans, end of year	25,336

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2021	1,141	200
Restricted shares/units granted	504	89
Restricted shares/units vested	(511)	(101)
Restricted shares/units forfeited	(113)	(15)
Restricted shares/units outstanding at June 30, 2022	1,021	173

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2021	247	700
Restricted shares/units granted	114	386
Restricted shares/units vested	(114)	(263)
Restricted shares/units forfeited	(25)	(66)
Restricted shares/units outstanding at June 30, 2022	222	757

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2022 was $203.1 million and $127.0 million, respectively, which have a remaining life of 7 years and 6 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2022, 2021, and 2020 was $80.8 million, $58.6 million, and $78.0 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2022	2021	2020
Risk-free interest rate	0.0%	0.1%	1.4%
Dividend yield	1.8%	2.6%	1.9%
Weighted average volatility factor	22.7%	25.8%	19.3%
Weighted average expected life (in years)	4.9	5.4	5.4
Weighted average fair value (in dollars)	$33.03	$21.66	$24.40

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2022	2021	2020
(in dollars)
Performance-based restricted stock	$206.86	$138.53	$169.84
Time-based restricted stock	$208.08	$141.52	$167.16

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

The Company's pension plans' funded status as of June 30, 2022 and 2021 is as follows:

June 30,	2022	2021

Change in plan assets:
Fair value of plan assets at beginning of year	$2,306.3	$1,988.8
Actual return on plan assets	(406.7)	385.2
Employer contributions	10.7	10.9
Currency translation adjustments	(16.4)	21.8
Benefits paid	(93.4)	(100.4)
Fair value of plan assets at end of year	$1,800.5	$2,306.3

Change in benefit obligation:
Benefit obligation at beginning of year	$2,149.3	$2,180.1
Service cost	5.7	4.9
Interest cost	52.3	51.4
Actuarial loss (a)	(319.2)	(11.8)
Currency translation adjustments	(22.5)	25.1
Plan changes	6.8	—
Benefits paid	(93.4)	(100.4)
Projected benefit obligation at end of year	$1,779.0	$2,149.3

Funded status - plan assets less benefit obligations	$21.5	$157.0
(a) The actuarial loss for fiscal 2022 was primarily due to lower than expected return on assets.

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2022 and 2021 consisted of:

June 30,	2022	2021

Noncurrent assets	$148.5	$320.5
Current liabilities	(5.3)	(6.0)
Noncurrent liabilities	(121.7)	(157.5)
Net amount recognized	$21.5	$157.0

The accumulated benefit obligation for all defined benefit pension plans was $1,765.3 million and $2,135.0 million at June 30, 2022 and 2021, respectively.

The Company's pension plans with projected benefit obligations in excess of plan assets as of June 30, 2022 and 2021 had the following projected benefit obligation and fair value of plan assets:

June 30,	2022	2021

Projected benefit obligation	$145.5	$182.2
Fair value of plan assets	$18.5	$18.7

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2022 and 2021 had the following accumulated benefit obligation and fair value of plan assets:

June 30,	2022	2021

Accumulated benefit obligation	$132.0	$168.3
Fair value of plan assets	$18.5	$18.7

The components of net pension (income)/ expense were as follows:

	2022	2021	2020
Service cost – benefits earned during the period	$5.7	$4.9	$59.7
Interest cost on projected benefits	52.3	51.4	61.8
Expected return on plan assets	(127.9)	(121.3)	(117.9)
Net amortization and deferral	7.5	9.3	6.8
Special termination benefits, plan curtailments, and settlement charges	9.0	2.9	(22.0)
Net pension (income)/expense	$(53.4)	$(52.8)	$(11.6)

As a result of the freeze of the U.S. pension plan, described above, the Company recognized $17.0 million of prior service credits during fiscal 2020 within Other (income)/expense, net, which were previously recognized within accumulated other comprehensive income (loss) (see Note 13).

The net actuarial loss and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $340.9 million and $7.4 million, respectively, at June 30, 2022. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income (loss).

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2022	2021

Discount rate	4.60%	2.55%
Interest crediting rate	3.25%	3.25%
Increase in compensation levels	N/A	N/A

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2022	2021	2020

Discount rate	2.55%	2.45%	3.40%
Interest crediting rate	3.25%	3.25%	3.25%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%
Increase in compensation levels	N/A	4.00%	4.00%

The discount rate is based upon published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments.

The interest crediting rate is based on the current and expected future ten-year U.S. Treasury rates and a minimum of 3.25%.

The expected long-term rate of return on assets is determined based on historical and expected future rates of return on plan assets considering the target asset mix and the long-term investment strategy.

Plan Assets

The Company's pension plans' asset allocations at June 30, 2022 and 2021 by asset category were as follows:

	2022	2021

Cash and cash equivalents	2%	1%
Fixed income securities	39%	38%
U.S. equity securities	19%	19%
International equity securities	15%	15%
Global equity securities	25%	27%
	100%	100%

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

As of June 30, 2022 and June 30, 2021, the U.S. pension plan asset allocation is within the target ranges.

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2022.

The following table presents the investments of the pension plans measured at fair value at June 30, 2022:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$798.2	$—	$798.2
Government securities	—	350.7	—	350.7
Mutual funds	11.0	252.6	—	263.6
Corporate and municipal bonds	—	322.4	—	322.4
Mortgage-backed security bonds	—	32.8	—	32.8
Total pension asset investments	$11.0	$1,756.7	$—	$1,767.7

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $32.8 million as of June 30, 2022, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2021:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$1,060.2	$—	$1,060.2
U.S. government securities	—	426.2	—	426.2
Mutual funds	10.2	345.7	—	355.9
Corporate and municipal bonds	—	417.2	—	417.2
Mortgage-backed security bonds	—	38.6	—	38.6
Total pension asset investments	$10.2	$2,287.9	$—	$2,298.1

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $8.2 million as of June 30, 2021, which have been classified as Level 1 in the fair value hierarchy.

Contributions

During fiscal 2022, the Company contributed $10.7 million to the pension plans. The Company expects to contribute $9.7 million to the pension plans during fiscal 2023.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2023 to the year ended June 30, 2027 are $122.3 million, $128.6 million, $135.2 million, $115.9 million, and $126.0 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2028 to the year ended June 30, 2032 are $644.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2022 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $153.1 million, $130.8 million, and $112.7 million for the calendar years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 11. INCOME TAXES

Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2022	2021	2020

Earnings before income taxes:
United States	$3,461.8	$3,010.9	$2,815.4
Foreign	342.3	350.3	367.2
	$3,804.1	$3,361.2	$3,182.6

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2022	2021	2020

Current:
Federal	$620.7	$749.3	$468.3
Foreign	97.5	121.9	119.5
State	100.4	142.6	102.3
Total current	818.6	1,013.8	690.1

Deferred:
Federal	20.7	(182.6)	23.7
Foreign	(12.9)	(19.1)	(5.4)
State	28.8	(49.4)	7.7
Total deferred	36.6	(251.1)	26.0
Total provision for income taxes	$855.2	$762.7	$716.1

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2022	%	2021	%	2020	%

Provision for taxes at U.S. statutory rate	$798.9	21.0	$705.9	21.0	$668.4	21.0

Increase/(decrease) in provision from:
State taxes, net of federal tax benefit	91.8	2.4	67.2	2.0	85.6	2.7
Valuation allowance release on foreign tax credits	—	—	—	—	(20.3)	(0.6)
Foreign rate differential	41.3	1.1	34.0	1.0	44.9	1.4
Excess tax benefit - Stock-based compensation	(19.9)	(0.5)	(8.8)	(0.2)	(26.9)	(0.8)
Other	(56.9)	(1.5)	(35.6)	(1.1)	(35.6)	(1.2)
	$855.2	22.5	$762.7	22.7	$716.1	22.5

The effective tax rate in fiscal 2022 and 2021 was 22.5% and 22.7%, respectively. The decrease in the effective tax rate is primarily due to a favorable earnings mix, lower reserves for uncertain tax positions, and an intercompany transfer of certain assets in fiscal 2022, partially offset by favorable adjustments to prior year tax liabilities and a foreign tax election in fiscal 2021.

The effective tax rate for fiscal 2021 and 2020 was 22.7% and 22.5%, respectively. The increase in the effective tax rate is primarily due to combined benefits from a valuation allowance release related to foreign tax credit carryforwards and a foreign tax law change during fiscal 2020 as well as a decrease in the excess tax benefit on stock-based compensation, partially offset by favorable adjustments to prior year tax liabilities during fiscal 2021.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2022	2021

Deferred tax assets:
Accrued expenses not currently deductible	$212.1	$244.2
Stock-based compensation expense	43.5	38.4
Foreign tax credits	5.9	21.3
Net operating losses	34.1	46.3
Prepaid royalty	33.7	—
Unrealized investment losses, net	407.2	—
Other	38.3	34.7
	774.8	384.9
Less: valuation allowances	(18.9)	(13.4)
Deferred tax assets, net	$755.9	$371.5

Deferred tax liabilities:
Deferred revenue	$529.9	$494.5
Fixed and intangible assets	6.5	119.4
Prepaid expenses	94.8	27.9
Prepaid retirement benefits	4.6	37.7
Unrealized investment gains, net	—	101.7
Tax on unrepatriated earnings	11.5	11.4
Other	18.2	13.6
Deferred tax liabilities	665.5	806.2
Net deferred tax (assets)/liabilities	$(90.4)	$434.7

There are $157.4 million and $48.3 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2022 and 2021, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $53.0 million as the Company considers such earnings to be permanently reinvested outside of the United States. As of June 30, 2022, it is not practicable to estimate the unrecognized tax liability that would occur upon distribution.

The Company has estimated foreign net operating loss carry-forwards of approximately $55.1 million as of June 30, 2022, of which $1.5 million expire through June 2032 and $53.6 million have an indefinite utilization period. As of June 30, 2022, the Company has approximately $23.8 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through June 2036.

The Company has state net operating loss carry-forwards of approximately $204.2 million as of June 30, 2022, which expire through June 2041. The Company has recorded valuation allowances of $18.9 million and $13.4 million at June 30, 2022 and 2021, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $856.8 million, $973.7 million, and $677.1 million for fiscal 2022, 2021, and 2020, respectively.

As of June 30, 2022, 2021, and 2020 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $98.1 million, $99.9 million, and $62.3 million respectively. The amount that, if recognized, would impact the effective tax rate is $68.1 million, $68.5 million, and $49.9 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2022	2021	2020

Unrecognized tax benefits at beginning of the year	$99.9	$62.3	$54.2
Additions for tax positions	8.0	18.8	13.2
Additions for tax positions of prior periods	11.6	32.5	6.3
Reductions for tax positions of prior periods	(8.5)	(11.0)	(4.3)
Settlement with tax authorities	(2.0)	(1.3)	(4.0)
Expiration of the statute of limitations	(9.2)	(1.5)	(2.8)
Impact of foreign exchange rate fluctuations	(1.7)	0.1	(0.3)
Unrecognized tax benefit at end of year	$98.1	$99.9	$62.3

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2022, 2021, and 2020, the Company recorded interest expense of $3.5 million, $10.8 million, and $1.6 million, respectively. Penalties recorded during fiscal years 2022 and 2020 were not significant. During fiscal year 2021, the Company recorded penalties of $0.3 million.

At June 30, 2022, the Company had accrued interest of $21.9 million recorded on the Consolidated Balance Sheets, of which $4.5 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2021, the Company had accrued interest of $19.2 million recorded on the Consolidated Balance Sheets, of which $3.9 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2022 and June 30, 2021, the Company’s accrued penalties of $0.3 million and $0.3 million, respectively, were recorded on the Consolidated Balance Sheets within income taxes payable.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
Illinois	2019 - 2020
Arizona	2018 - 2020
Massachusetts	2013 - 2014, 2016 - 2018
New York State	2016 - 2018
New York City	2016 - 2018
India	2011, 2014 - 2020

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, settlements related to various jurisdictions and tax periods could increase earnings up to $2 million and expected cash payments could be up to $15 million in the next twelve months. The liability related to cash payments expected to be paid within the next 12 months has been reclassified from other liabilities to current liabilities on the Consolidated Balance Sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

NOTE 12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has purchase commitments of approximately $796.7 million, including a reinsurance premium with Chubb for the fiscal 2023 policy year, as well as obligations related to software license agreements and purchase and maintenance agreements on our software, equipment, and other assets, of which $455.0 million relates to fiscal 2023, $282.2 million relates to the fiscal years ending June 30, 2024 through fiscal 2025 and the remaining relates to fiscal years ending June 30, 2026 through fiscal 2027.

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

NOTE 13. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive (loss)/income was $(2,004.3) million, $25.4 million, and $242.5 million in fiscal 2022, 2021, and 2020, respectively. Changes in Accumulated Other Comprehensive Income (“AOCI”) by component are as follows:

	Currency Translation Adjustment	Net Gains/(Losses) on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income

Balance at June 30, 2019	$(269.2)	$224.6		$—		$(212.7)		$(257.3)
Other comprehensive income/(loss) before reclassification adjustments	(53.0)	602.2		(40.3)		(160.8)		348.1
Tax effect	—	(136.4)		10.0		39.5		(86.9)
Reclassification adjustments to net earnings	—	(12.9)	(A)	—		(11.8)	(B)	(24.7)
Tax effect	—	2.9		—		3.1		6.0
Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)		$(342.7)		$(14.8)
Other comprehensive income/(loss) before reclassification adjustments	95.4	(363.3)		(3.3)		281.5		10.3
Tax effect	—	82.6		0.8		(69.0)		14.4
Reclassification adjustments to net earnings	—	(11.3)	(A)	3.8	(C)	9.3	(B)	1.8
Tax effect	—	2.5		(0.9)		(2.7)		(1.1)
Balance at June 30, 2021	$(226.8)	$390.9		$(29.9)		$(123.6)		$10.6
Other comprehensive income/(loss) before reclassification adjustments	(127.4)	(2,228.0)		—		(229.8)		(2,585.2)
Tax effect	—	503.7		—		57.3		561.0
Reclassification adjustments to net earnings	—	4.4	(A)	4.4	(C)	18.1	(B)	26.9
Tax effect	—	(1.0)		(1.1)		(4.9)		(7.0)
Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)

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

NOTE 14. FINANCIAL DATA BY SEGMENT AND GEOGRAPHIC AREA

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to our transformation office, legal settlements, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and interest income and expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility. The Company's Chief Operating Decision Maker does not review assets at the reportable segment level, hence segment disclosure relating to total assets has not been provided.

	Employer Services	PEO Services	Other	Total
Year ended June 30, 2022
Revenues	$10,967.7	$5,545.7	$(15.1)	$16,498.3
Earnings before income taxes	3,406.3	871.2	(473.4)	3,804.1
Capital expenditures	125.4	—	51.7	177.1
Depreciation and amortization	428.5	8.3	78.3	515.1

Year ended June 30, 2021
Revenues	$10,195.2	$4,818.3	$(8.1)	$15,005.4
Earnings before income taxes	3,052.1	718.8	(409.7)	3,361.2
Capital expenditures	116.7	—	61.6	178.3
Depreciation and amortization	421.7	7.4	81.6	510.7

Year ended June 30, 2020
Revenues	$10,086.6	$4,511.5	$(8.3)	$14,589.8
Earnings before income taxes	3,058.2	609.3	(484.9)	3,182.6
Capital expenditures	115.7	—	52.6	168.3
Depreciation and amortization	388.0	3.4	88.6	480.0

	United States	Europe	Canada	Other	Total
Year ended June 30, 2022
Revenues	$14,503.3	$1,304.2	$389.3	$301.5	$16,498.3
Assets	$56,856.2	$2,452.9	$2,987.9	$771.2	$63,068.2

Year ended June 30, 2021
Revenues	$13,081.7	$1,307.9	$337.3	$278.5	$15,005.4
Assets	$42,137.1	$2,425.1	$3,360.5	$849.8	$48,772.5

Year ended June 30, 2020
Revenues	$12,740.1	$1,236.3	$329.8	$283.6	$14,589.8
Assets	$33,891.0	$2,162.7	$2,435.3	$676.5	$39,165.5

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2022 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2022.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
Chief Executive Officer

/s/ Don McGuire
Don McGuire
Chief Financial Officer
Roseland, New Jersey
August 3, 2022

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 3, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Morristown, New Jersey
August 3, 2022

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	47	Corporate Controller and Principal Accounting Officer	2007
John Ayala	55	Chief Operating Officer	2002
Maria Black	48	President, ADP	1996
Gus Blanchard	59	Chief Marketing Officer	1985
Michael A. Bonarti	56	Chief Administrative Officer	1997
Laura Brown	50	President, Major Account Services and ADP Canada	2000
Chris D'Ambrosio	41	Chief Strategy Officer	2014
Joe DeSilva	47	President, Global Sales	2003
Michael C. Eberhard	60	Vice President and Treasurer	1998
Sreeni Kutam	52	Chief Human Resources Officer	2014
David Kwon	52	Chief Legal Officer/General Counsel	2011
Virginia Magliulo	53	President, Employer Services International	2015
Don McGuire	62	Chief Financial Officer	1998
Brian Michaud	54	President, Smart Compliance Solutions	1991
Alex Quevedo	50	President, Human Resource Outsourcing	1997
Carlos A. Rodriguez	57	Chief Executive Officer	1999
Kareem Rogers	47	President, National Account Services	2016
Jim Sperduto	50	President, Small Business Services, Retirement Services and	1994
		Insurance Services
Donald Weinstein	53	Corporate Vice President, Global Product and Technology	2006

Brock Albinson joined ADP in 2007. Prior to his appointment as Corporate Controller and Principal Accounting Officer in March 2015, he served as Assistant Corporate Controller from December 2011 to February 2015, as Vice President, Corporate Finance from January 2011 to December 2011, and as Vice President, Financial Policy from March 2007 to January 2011.
John Ayala joined ADP in 2002. Prior to his appointment as Chief Operating Officer in January 2022, he served as President, Employer Services North America from March 2020 to December 2021, as President, Major Account Services and ADP Canada from January 2017 to February 2020, as President, Small Business Services, Retirement Services and Insurance Services from July 2014 to December 2016, as Vice President, Client Experience and Continuous Improvement from November 2012 to June 2014, as Senior Vice President, Services and Operations - Small Business Services from February 2012 to October 2012, as President, TotalSource from July 2011 to January 2012, and as Senior Vice President, Service and Operations, TotalSource from June 2008 to June 2011.
Maria Black joined ADP in 1996. Prior to her appointment as President, ADP in January 2022, she served as President, Worldwide Sales and Marketing from March 2020 to December 2021, as President, Small Business Solutions and Human Resources Outsourcing from January 2017 to February 2020, as President, ADP TotalSource from July 2014 to December 2016, as General Manager, ADP United Kingdom from April 2013 to June 2014, and as General Manager, Employer Services - TotalSource Western Central Region from January 2008 to March 2013.
Gus Blanchard joined ADP in 1985. Prior to his appointment as Chief Marketing Officer in July 2021, he served as Senior Vice President for Global Enterprise Sales from May 2014 to June 2021, and as Senior Vice President for TotalSource Sales from July 2009 to April 2014.

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
Joe DeSilva joined ADP in 2003. Prior to his appointment as President, Global Sales in January 2022, he served as President, Small Business Services, Retirement Services and Insurance Services from February 2020 to December 2021, as Senior Vice President, Services & Operations, Small Business Services from May 2017 to February 2020, as Senior Vice President/General Manager, Retirement Services from June 2015 to May 2017, and as Senior Vice President, Sales, Retirement Services from May 2013 to June 2015.
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
Virginia Magliulo joined ADP in 2015. Prior to her appointment as President, Employer Services International in October 2021, she served as President, Global View from October 2019 to September 2021, and as General Manager, Southern Europe from November 2017 to October 2019.
Don McGuire joined ADP in 1998. Prior to his appointment as Chief Financial Officer in October 2021, he served as President, Employer Services International from June 2018 to September 2021, as President, Global Enterprise Solutions EMEA/Streamline from July 2016 to June 2018, as Senior Vice President, General Manager, Asia Pacific Region from December 2012 to June 2016, and as General Manager, ADP United Kingdom/Ireland from September 2007 to December 2012.
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

Kareem Rogers joined ADP in 2016. Prior to his appointment as President, National Account Services in July 2022, he served as Senior Vice President, Implementation, National Account Services from July 2018 to June 2022, and as Senior Vice President, Operations, National Account Services from March 2016 to July 2018. Prior to joining ADP, he was a senior global executive for Equifax Inc. and a management consultant for McKinsey & Company.
Jim Sperduto joined ADP in 1994. Prior to his appointment as President, Small Business Services, Retirement Services and Insurance Services in January 2022, he served as Senior Vice President/General Manager, Retirement Services from November 2020 to December 2021, as Senior Vice President, Inside Sales, from January 2020 to October 2020, and as Senior Vice President, Major Account Sales from July 2015 to January 2020.
Donald Weinstein joined ADP in 2006. Prior to his appointment as Corporate Vice President, Global Product and Technology in July 2018, he served as Chief Strategy Officer from December 2015 to June 2018, as Senior Vice President, Product Management from October 2010 to November 2015, and as Division Vice President, Strategy & Marketing from September 2007 to September 2010.
Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 11. Executive Compensation
    See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation and Management Development Committee Report,” “Compensation of Executive Officers” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
    See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2022 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Part IV
1.Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Statements of Consolidated Earnings - years ended June 30, 2022, 2021 and 2020
Statements of Consolidated Comprehensive Income - years ended June 30, 2022, 2021 and 2020
Consolidated Balance Sheets - June 30, 2022 and 2021
Statements of Consolidated Stockholders' Equity - years ended June 30, 2022, 2021 and 2020
Statements of Consolidated Cash Flows - years ended June 30, 2022, 2021 and 2020
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
(b) Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	Amended and Restated Certificate of Incorporation dated November 10, 1998 - incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999
3.2	Amended and Restated By-laws of the Company, dated August 5, 2020 - incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020
4.1	Description of Common Stock
4.2	Form of Indenture between the Company and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-206631), filed on August 28, 2015
4.3	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on September 15, 2015
4.4	Form of 3.375% Senior Note due 2025 - incorporated by reference to Exhibit B to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on September 15, 2015
4.5	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020
4.6	Form of 1.250% Senior Note due 2030 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020
4.7	Form of Second Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021
4.8	Form of 1.700% Senior Note due 2028 - incorporated by reference to Exhibit A to 4.1 to the Company's Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021
10.1	364-Day Credit Agreement, dated as of July 1, 2022, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed on July 1, 2022
10.2	Five-Year Credit Agreement, dated as of June 12, 2019, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., Citibank, N.A., MUFG Bank, Ltd. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC, as Documentation Agent - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 12, 2019 and filed on June 13, 2019

10.3	Five-Year Credit Agreement, dated as of June 9, 2021, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 9, 2021 and filed on June 10, 2021
10.4	Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.5	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective October 14, 2020 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)
10.6	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.7	Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan - incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.8	Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.9	Automatic Data Processing, Inc. Retirement and Savings Restoration Plan (Amended and Restated as of February 3, 2020) - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)
10.10	Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.11	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers (as amended) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.12	Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (as amended and restated as of April 11, 2018, the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)
10.13	French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)
10.14	Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.15	Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)
10.16	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.17	Form of Restricted Stock Award Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.18	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.19	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.20	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)

10.21	Automatic Data Processing, Inc. 2018 Omnibus Award Plan (the "2018 Omnibus Award Plan") - incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Form Schedule 14A dated September 20, 2018 (Management Compensatory Plan)
10.22	French Sub Plan under the 2018 Omnibus Award Plan (Adopted January 15, 2019) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (Management Compensatory Plan)
10.23	Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.24	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.25	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.26	Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.27	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.28	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.29	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 (Management Compensatory Plan)
10.30	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 (Management Compensatory Plan)
10.31	Offer Letter, dated as of March 1, 2019, between Automatic Data Processing, Inc. and Kathleen Winters - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019
10.32	Compensation letter for Don McGuire, dated September 2021, and relocation addendum, dated October 26, 2021, by and between Automatic Data Processing, Inc. and Don McGuire - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021
10.33	Compensation letter for John Ayala, dated December 2021 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021
10.34	Compensation letter for Maria Black, dated December 2021 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of period
Year ended June 30, 2022:
Allowance for doubtful accounts:
Current	$79,568	$(1,893)	$1,413	$(22,320)	(B)	$56,768
Long-term	$249	$—	$(166)	$—	(B)	$83
Deferred tax valuation allowance	$13,377	$8,563	$(250)	$(2,823)		$18,867
Year ended June 30, 2021:
Allowance for doubtful accounts:
Current	$92,472	$14,661	$2,185	$(29,750)	(B)	$79,568
Long-term	$549	$—	$(300)	$—	(B)	$249
Deferred tax valuation allowance	$11,992	$3,250	$226	$(2,091)		$13,377
Year ended June 30, 2020:
Allowance for doubtful accounts:
Current	$54,850	$65,069	$(4,536)	$(22,911)	(B)	$92,472
Long-term	$505	$—	$44	$—	(B)	$549
Deferred tax valuation allowance	$31,627	$(18,953)	$(204)	$(479)		$11,992

(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 3, 2022	By	/s/ Carlos A. Rodriguez
Carlos A. Rodriguez
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos A. Rodriguez	Chief Executive Officer,	August 3, 2022
(Carlos A. Rodriguez)	Director
(Principal Executive Officer)

/s/ Don McGuire	Chief Financial Officer	August 3, 2022
(Don McGuire)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 3, 2022
(Brock Albinson)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 3, 2022
(Peter Bisson)

/s/ Richard T. Clark	Director	August 3, 2022
(Richard T. Clark)

/s/ David V. Goeckeler	Director	August 3, 2022
(David V. Goeckeler)

/s/ Linnie M. Haynesworth	Director	August 3, 2022
(Linnie M. Haynesworth)

/s/ John P. Jones	Director	August 3, 2022
(John P. Jones)

/s/ Francine S. Katsoudas	Director	August 3, 2022
(Francine S. Katsoudas)

/s/ Nazzic S. Keene	Director	August 3, 2022
(Nazzic S. Keene)

/s/ Thomas J. Lynch	Director	August 3, 2022
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 3, 2022
(Scott F. Powers)

/s/ William J. Ready	Director	August 3, 2022
(William J. Ready)

/s/ Sandra S. Wijnberg	Director	August 3, 2022
(Sandra S. Wijnberg)