Form 10-Q
period 2022-09-30
AUTOMATIC DATA PROCESSING INC
filed 2022-11-02
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
The number of shares outstanding of the registrant’s common stock as of October 28, 2022 was 414,827,769.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,646.5	$2,467.7
Interest on funds held for clients	141.0	101.1
PEO revenues (A)	1,428.1	1,263.5
TOTAL REVENUES	4,215.6	3,832.3

EXPENSES:
Costs of revenues:
Operating expenses	2,074.4	1,930.8
Systems development and programming costs	209.8	188.8
Depreciation and amortization	109.4	103.0
TOTAL COSTS OF REVENUES	2,393.6	2,222.6

Selling, general, and administrative expenses	800.3	719.2
Interest expense	51.2	18.5
TOTAL EXPENSES	3,245.1	2,960.3

Other (income)/expense, net	(39.5)	(28.8)

EARNINGS BEFORE INCOME TAXES	1,010.0	900.8

Provision for income taxes	231.0	200.3

NET EARNINGS	$779.0	$700.5

BASIC EARNINGS PER SHARE	$1.88	$1.66

DILUTED EARNINGS PER SHARE	$1.87	$1.65

Basic weighted average shares outstanding	414.6	421.4
Diluted weighted average shares outstanding	416.9	423.8

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $15,534.2 million and $13,263.2 million for the three months ended September 30, 2022 and 2021, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021

Net earnings	$779.0	$700.5

Other comprehensive (loss)/income:
Currency translation adjustments	(84.7)	(35.1)

Unrealized net (losses)/gains on available-for-sale securities	(835.1)	(130.3)
Tax effect	185.8	29.3
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	1.5	(0.1)
Tax effect	(0.3)	—

Amortization of unrealized losses on cash flow hedging activities	1.1	1.1
Tax effect	(0.3)	(0.3)

Reclassification of pension liability adjustment to net earnings	2.1	2.2
Tax effect	(0.5)	(0.3)

Other comprehensive (loss)/income, net of tax	(730.4)	(133.5)
Comprehensive income	$48.6	$567.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	September 30,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$1,207.7	$1,436.3
Accounts receivable, net of allowance for doubtful accounts of $52.5 and $56.8, respectively	2,939.2	3,170.6
Other current assets	884.0	628.8
Total current assets before funds held for clients	5,030.9	5,235.7
Funds held for clients	32,937.9	49,569.2
Total current assets	37,968.8	54,804.9
Long-term receivables, net of allowance for doubtful accounts of $0.1 and $0.1, respectively	8.2	9.1
Property, plant and equipment, net	645.1	652.6
Operating lease right-of-use asset	419.0	450.9
Deferred contract costs	2,546.5	2,579.7
Other assets	1,135.0	937.4
Goodwill	2,273.4	2,300.5
Intangible assets, net	1,368.7	1,333.1
Total assets	$46,364.7	$63,068.2
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$82.7	$110.2
Accrued expenses and other current liabilities	2,165.1	2,107.8
Accrued payroll and payroll-related expenses	501.2	862.6
Dividends payable	428.8	429.6
Short-term deferred revenues	172.3	188.2
Obligations under reverse repurchase agreements (A)	167.6	136.4
Income taxes payable	176.8	38.4
Total current liabilities before client funds obligations	3,694.5	3,873.2
Client funds obligations	35,471.7	51,285.5
Total current liabilities	39,166.2	55,158.7
Long-term debt	2,987.6	2,987.1
Operating lease liabilities	348.5	370.9
Other liabilities	902.1	924.2
Deferred income taxes	66.0	67.0
Long-term deferred revenues	317.8	335.0
Total liabilities	43,788.2	59,842.9

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at September 30, 2022 and June 30, 2022; outstanding, 415.2 and 416.1 shares at September 30, 2022 and June 30, 2022, respectively	63.9	63.9
Capital in excess of par value	1,893.1	1,794.2
Retained earnings	21,039.0	20,696.3
Treasury stock - at cost: 223.6 and 222.7 shares at September 30, 2022 and June 30, 2022, respectively	(17,695.4)	(17,335.4)
Accumulated other comprehensive (loss)/ income	(2,724.1)	(1,993.7)
Total stockholders’ equity	2,576.5	3,225.3
Total liabilities and stockholders’ equity	$46,364.7	$63,068.2

(A) As of September 30, 2022, $167.0 million of long-term marketable securities and $0.6 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2022, $14.3 million of short-term marketable securities and $122.1 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net earnings	$779.0	$700.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	135.1	129.1
Amortization of deferred contract costs	243.5	237.3
Deferred income taxes	20.5	25.6
Stock-based compensation expense	50.6	42.3
Net pension income	(9.3)	(15.8)
Net amortization of premiums and accretion of discounts on available-for-sale securities	16.0	22.7
Other	10.6	1.9
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	201.5	(51.8)
Increase in other assets	(504.0)	(494.2)
Decrease in accounts payable	(30.7)	(61.9)
Decrease in accrued expenses and other liabilities	(194.7)	(413.8)
Net cash flows provided by operating activities	718.1	121.9

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(3,064.5)	(2,412.6)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,618.6	1,279.1
Capital expenditures	(45.4)	(35.9)
Additions to intangibles	(86.3)	(93.2)
Proceeds from sale of property, plant, and equipment and other assets	—	26.2
Net cash flows used in investing activities	(1,577.6)	(1,236.4)

Cash Flows from Financing Activities:
Net (decrease)/increase in client funds obligations	(15,592.0)	12,100.6
Payments of debt	(0.2)	(0.2)
Repurchases of common stock	(333.3)	(528.0)
Net proceeds from stock purchase plan and stock-based compensation plans	1.0	(16.7)
Dividends paid	(432.9)	(393.2)
Net proceeds related to reverse repurchase agreements	54.8	22.3
Net cash flows (used in)/provided by financing activities	(16,302.6)	11,184.8

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(44.9)	(21.2)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(17,207.0)	10,049.1

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	22,783.0	13,143.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$5,576.0	$23,192.3

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,207.7	$1,602.1
Restricted cash and restricted cash equivalents included in funds held for clients (A)	4,368.3	21,590.2
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,576.0	$23,192.3

Supplemental disclosures of cash flow information:
Cash paid for interest	$56.7	$23.9
Cash paid for income taxes, net of income tax refunds	$57.5	$55.0

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, expenses, and accumulated other comprehensive income that are reported in the Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Interim financial results are not necessarily indicative of financial results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“fiscal 2022”). Certain amounts from the prior year's financial statements have been reclassified in order to conform to the current year's presentation.

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

The following tables provide details of revenue by our strategic pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended
	September 30,
Types of Revenues	2022	2021
HCM	$1,811.0	$1,666.7
HRO, excluding PEO zero-margin benefits pass-throughs	777.3	679.3
PEO zero-margin benefits pass-throughs	945.8	839.5
Global	540.5	545.7
Interest on funds held for clients	141.0	101.1
Total Revenues	$4,215.6	$3,832.3

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,813.2	$—	$(2.2)	$1,811.0
HRO, excluding PEO zero-margin benefits pass-throughs	296.8	482.3	(1.8)	777.3
PEO zero-margin benefits pass-throughs	—	945.8	—	945.8
Global	540.5	—	—	540.5
Interest on funds held for clients	139.7	1.3	—	141.0
Total Segment Revenues	$2,790.2	$1,429.4	$(4.0)	$4,215.6

Reconciliation of disaggregated revenue to our reportable segments for the three months ended September 30, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,669.1	$—	$(2.4)	$1,666.7
HRO, excluding PEO zero-margin benefits pass-throughs	256.2	424.0	(0.9)	679.3
PEO zero-margin benefits pass-throughs	—	839.5	—	839.5
Global	545.7	—	—	545.7
Interest on funds held for clients	100.5	0.6	—	101.1
Total Segment Revenues	$2,571.5	$1,264.1	$(3.3)	$3,832.3

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in short-term deferred revenues related to set up fees for the three months ended September 30, 2022 were as follows:

Contract Liability
Contract liability, July 1, 2022	$468.2
Recognition of revenue included in beginning of year contract liability	(35.6)
Contract liability, net of revenue recognized on contracts during the period	29.9
Currency translation adjustments	(12.1)
Contract liability, September 30, 2022	$450.4

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended September 30, 2022
Net earnings	$779.0			$779.0
Weighted average shares (in millions)	414.6	1.1	1.2	416.9
EPS	$1.88			$1.87
Three Months Ended September 30, 2021
Net earnings	$700.5			$700.5
Weighted average shares (in millions)	421.4	1.2	1.2	423.8
EPS	$1.66			$1.65

Stock Options to purchase 0.3 million and 0.3 million shares of common stock for the three months ended September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended
	September 30,
	2022	2021
Interest income on corporate funds	$(29.7)	$(9.7)
Realized losses/(gains) on available-for-sale securities, net	1.5	(0.1)
Impairment of assets	0.3	—
Gain on sale of assets	—	(1.3)
Non-service components of pension income, net (see Note 11)	(11.6)	(17.7)
Other (income)/expense, net	$(39.5)	$(28.8)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$5,576.0	$—	$—	$5,576.0
Available-for-sale securities:
Corporate bonds	16,156.5	—	(1,572.8)	14,583.7
U.S. Treasury securities	6,756.6	—	(303.9)	6,452.7
Asset-backed securities	1,716.7	—	(81.8)	1,634.9
Canadian government obligations and Canadian government agency obligations	1,942.7	—	(149.9)	1,792.8
U.S. government agency securities	1,723.2	—	(199.7)	1,523.5
Canadian provincial bonds	940.6	0.3	(81.3)	859.6
Commercial mortgage-backed securities	807.8	—	(54.0)	753.8
Other securities	1,271.9	0.1	(112.0)	1,160.0

Total available-for-sale securities	31,316.0	0.4	(2,555.4)	28,761.0

Total corporate investments and funds held for clients	$36,892.0	$0.4	$(2,555.4)	$34,337.0
(A) Included within available-for-sale securities are corporate investments with fair values of $191.4 million and funds held for clients with fair values of $28,569.6 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

	June 30, 2022
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
(B) Included within available-for-sale securities are corporate investments with fair values of $169.1 million and funds held for clients with fair values of $28,222.5 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2022. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at September 30, 2022.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2022, are as follows:

	September 30, 2022
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(876.9)	$9,807.2	$(695.9)	$4,775.7	$(1,572.8)	$14,582.9
U.S. Treasury securities	(131.7)	5,103.6	(172.2)	1,344.7	(303.9)	6,448.3
Asset-backed securities	(48.2)	1,363.3	(33.6)	248.6	(81.8)	1,611.9
Canadian government obligations and Canadian government agency obligations	(67.4)	982.6	(82.5)	806.9	(149.9)	1,789.5
U.S. government agency securities	(104.4)	795.7	(95.3)	727.8	(199.7)	1,523.5
Canadian provincial bonds	(41.0)	605.9	(40.3)	232.5	(81.3)	838.4
Commercial mortgage-backed securities	(44.8)	681.5	(9.2)	72.3	(54.0)	753.8
Other securities	(66.3)	911.3	(45.7)	236.4	(112.0)	1,147.7
	$(1,380.7)	$20,251.1	$(1,174.7)	$8,444.9	$(2,555.4)	$28,696.0

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

At September 30, 2022, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from October 2022 through September 2032.

At September 30, 2022, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, equipment lease, and rate reduction receivables with fair values of $866.6 million, $511.6 million, $217.1 million, and $39.3 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through September 30, 2022.

At September 30, 2022, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $947.2 million and $493.7 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from November 2022 through March 2032.

At September 30, 2022, U.S government agency commercial mortgage-backed securities of $753.8 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At September 30, 2022, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $518.8 million, AA-rated United Kingdom Gilt securities of $252.6 million, and AAA-rated supranational bonds of $230.2 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	September 30,	June 30,
	2022	2022
Corporate investments:
Cash and cash equivalents	$1,207.7	$1,436.3
Short-term marketable securities (a)	24.4	47.0
Long-term marketable securities (b)	167.0	122.1
Total corporate investments	$1,399.1	$1,605.4

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

Funds held for clients have been invested in the following categories:

	September 30,	June 30,
	2022	2022
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$4,368.3	$21,346.7
Restricted short-term marketable securities held to satisfy client funds obligations	3,329.0	4,263.1
Restricted long-term marketable securities held to satisfy client funds obligations	25,240.6	23,959.4
Total funds held for clients	$32,937.9	$49,569.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $35,471.7 million and $51,285.5 million at September 30, 2022 and June 30, 2022, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at September 30, 2022 and June 30, 2022, $30,130.7 million and $46,201.2 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at September 30, 2022.

Expected maturities of available-for-sale securities at September 30, 2022 are as follows:

One year or less	$3,353.5
One year to two years	5,500.0
Two years to three years	5,774.3
Three years to four years	6,549.4
After four years	7,583.8
Total available-for-sale securities	$28,761.0

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

The components of operating lease expense were as follows:

	Three Months Ended
	September 30,
	2022	2021
Operating lease cost	$35.6	$35.9
Short-term lease cost	0.3	0.3
Variable lease cost	3.0	2.5
Total operating lease cost	$38.9	$38.7

The following table provides supplemental cash flow information related to the Company's leases:

	Three Months Ended
	September 30,
	2022	2021
Cash paid for operating lease liabilities	$33.5	$33.1
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$12.4	$19.5

Other information related to our operating lease liabilities is as follows:

	September 30,	June 30,
	2022	2022
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.2%	2.2%
Current operating lease liability	$88.8	$95.1

As of September 30, 2022, maturities of operating lease liabilities are as follows:

Nine months ending June 30, 2023	$74.2
Twelve months ending June 30, 2024	90.6
Twelve months ending June 30, 2025	75.7
Twelve months ending June 30, 2026	65.5
Twelve months ending June 30, 2027	58.1
Thereafter	103.7
Total undiscounted lease obligations	467.8
Less: Imputed interest	(30.5)
Net lease obligations	$437.3

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the three months ended September 30, 2022 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2022	$2,295.7	$4.8	$2,300.5
Currency translation adjustments	(27.1)	—	(27.1)
Balance at September 30, 2022	$2,268.6	$4.8	$2,273.4

Components of intangible assets, net, are as follows:

	September 30,	June 30,
	2022	2022
Intangible assets:
Software and software licenses	$3,355.2	$3,271.3
Customer contracts and lists	1,103.5	1,104.7
Other intangibles	241.1	241.2
	4,699.8	4,617.2
Less accumulated amortization:
Software and software licenses	(2,278.0)	(2,251.9)
Customer contracts and lists	(818.8)	(798.9)
Other intangibles	(234.3)	(233.3)
	(3,331.1)	(3,284.1)
Intangible assets, net	$1,368.7	$1,333.1

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 5 years (6 years for software and software licenses, 3 years for customer contracts and lists, and 2 years for other intangibles). Amortization of intangible assets was $92.3 million and $86.2 million for the three months ended September 30, 2022 and 2021, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Nine months ending June 30, 2023	$329.8
Twelve months ending June 30, 2024	$309.3
Twelve months ending June 30, 2025	$216.0
Twelve months ending June 30, 2026	$148.6
Twelve months ending June 30, 2027	$123.1
Twelve months ending June 30, 2028	$79.4

Note 9. Short-term Financing

The Company has a $3.75 billion, 364-day credit agreement that matures in June 2023 with a one year term-out option. The interest rate applicable to committed borrowings under each agreement is tied to SOFR, the effective funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company also has a $2.75 billion five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year $3.2 billion credit facility maturing in June 2026 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through September 30, 2022 under the credit agreements.

The Company's U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2022 and June 30, 2022, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2022	2021
Average daily borrowings (in billions)	$4.6	$2.0
Weighted average interest rates	2.3%	0.1%
Weighted average maturity (approximately in days)	2 days	1 day

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At September 30, 2022 and June 30, 2022, the Company had $167.6 million and $136.4 million, respectively, of outstanding obligations related to reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2022	2021
Average outstanding balances	$1,119.4	$195.1
Weighted average interest rates	2.4%	0.2%

Note 10. Debt

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of September 30, 2022 and June 30, 2022, are as follows:

Debt instrument	Effective Interest Rate	September 30, 2022	June 30, 2022
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Other		6.3	6.0
		3,006.3	3,006.0
Less: current portion (a)		(1.7)	(1.2)
Less: unamortized discount and debt issuance costs		(17.0)	(17.7)
Total long-term debt		$2,987.6	$2,987.1
(a) - Current portion of long-term debt as of September 30, 2022 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of September 30, 2022, the fair value of the Notes, based on Level 2 inputs, was $2,594.9 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2022.

Note 11. Employee Benefit Plans

A.  Stock-based Compensation Plans. Stock-based compensation consists of the following:

The Company's share-based compensation consists of stock options, time-based restricted stock, time-based restricted stock units, performance-based restricted stock, and performance-based restricted stock units. The Company also offers an employee stock purchase plan for eligible employees. Beginning in September 2022, the Company discontinued granting stock options, time-based restricted stock and performance-based restricted stock. Any such future awards will be grants of time-based restricted stock units and/or performance-based restricted stock units, depending on employee eligibility. Time-based restricted stock unit awards and performance-based restricted stock unit awards granted to employees with a home country of the United States are settled in stock, and for awards granted to employees with a home country outside the United States are generally settled in cash.

•Restricted Stock.
•Time-Based Restricted Stock Units. Time-based restricted stock units generally vest ratably over 3 years. Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

Time-based restricted stock unit awards granted to employees with a home country of the United States are settled in stock and cannot be transferred during the vesting period. Time-based restricted stock unit awards granted to employees with a home country outside the United States are generally settled in cash and cannot be transferred during the vesting period. Compensation expense relating to the issuance of share-settled units is measured based on the fair value of the award on the grant date and recognized on a straight-line basis over the vesting period. Compensation expense relating to the issuance of cash-settled units is recorded over the vesting period and is initially based on the fair value of the award on the grant date and is subsequently remeasured at each reporting date during the vesting period based on the change in the ADP stock price. Dividend cash equivalents are paid on share-settled units, and dividend cash equivalents are not paid on cash-settled units.
•Performance-Based Restricted Stock Units. Performance-based restricted stock units generally vest over a one to three year performance period and a subsequent service period of up to 38 months. Under these programs, the Company communicates “target awards” at the beginning of the performance period with possible payouts at the end of the performance period ranging from 0% to 200% of the “target awards.” Awards are generally forfeited if the employee ceases to be employed by the Company prior to vesting.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.4 million and 2.6 million shares in the three months ended September 30, 2022 and 2021, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30,
	2022	2021
Operating expenses	$6.0	$4.8
Selling, general and administrative expenses	37.1	31.3
System development and programming costs	7.5	6.2
Total stock-based compensation expense	$50.6	$42.3

During the three months ended September 30, 2022, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2022	3,474	$152
Options granted	—	$—
Options exercised	(438)	$141
Options forfeited/cancelled	(6)	$169
Options outstanding at September 30, 2022	3,030	$152

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2022	1,021	173
Restricted shares/units granted	3	649
Restricted shares/units vested	(457)	(81)
Restricted shares/units forfeited	(13)	(4)
Restricted shares/units outstanding at September 30, 2022	554	737

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2022	222	757
Restricted shares/units granted	95	321
Restricted shares/units vested	(106)	(250)
Restricted shares/units forfeited	(6)	(6)
Restricted shares/units outstanding at September 30, 2022	205	822

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	Three Months Ended
	September 30,
	2022	2021
Risk-free interest rate	N/A	—%
Dividend yield	N/A	1.8%
Weighted average volatility factor	N/A	22.7%
Weighted average expected life (in years)	N/A	4.9
Weighted average fair value (in dollars)	N/A	$33.03

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended
	September 30,
	2022	2021
Service cost – benefits earned during the period	$1.2	$1.4
Interest cost on projected benefits	19.5	13.1
Expected return on plan assets	(31.9)	(32.0)
Net amortization and deferral	0.5	1.7
Settlement charges and special termination benefits	1.4	—
Net pension (income)/expense	$(9.3)	$(15.8)

Note 12. Income Taxes

The effective tax rate for the three months ended September 30, 2022 and 2021 was 22.9% and 22.2%, respectively. The increase in the effective tax rate is primarily due to lower reserves for uncertain tax positions and a valuation allowance release in the three months ended September 30, 2021.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	September 30, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2022	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)	$3,225.3
Net earnings	—		779.0		—	779.0
Other comprehensive income	—		—		(730.4)	(730.4)
Stock-based compensation expense	—	46.0	—		—	46.0
Issuances relating to stock compensation plans	—	52.9	—	40.3	—	93.2
Treasury stock acquired (1.4 million shares repurchased)	—	—		(400.3)	—	(400.3)
Dividends declared ($1.04 per share)	—	—	(436.3)	—	—	(436.3)
Balance at September 30, 2022	$63.9	$1,893.1	$21,039.0	$(17,695.4)	$(2,724.1)	$2,576.5

	Three Months Ended
	September 30, 2021
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2021	$63.9	$1,531.3	$19,451.1	$(15,386.8)	$10.6	$5,670.1
Net earnings	—	—	700.5	—	—	700.5
Other comprehensive income	—	—	—	—	(133.5)	(133.5)
Stock-based compensation expense	—	39.5	—	—	—	39.5
Issuances relating to stock compensation plans	—	8.3	—	60.0	—	68.3
Treasury stock acquired (2.6 million shares repurchased)	—	—	—	(597.4)	—	(597.4)
Dividends declared ($0.93 per share)	—	—	(396.8)	—	—	(396.8)
Balance at September 30, 2021	$63.9	$1,579.1	$19,754.8	$(15,924.2)	$(122.9)	$5,350.7

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	September 30, 2022
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)
Other comprehensive (loss)/income before reclassification adjustments	(84.7)	(835.1)		—		—		(919.8)
Tax effect	—	185.8		—		—		185.8
Reclassification adjustments to net earnings	—	1.5	(A)	1.1	(C)	2.1	(B)	4.7
Tax effect	—	(0.3)		(0.3)		(0.5)		(1.1)
Balance at September 30, 2022	$(438.9)	$(1,978.1)		$(25.8)		$(281.3)		$(2,724.1)

	Three Months Ended
	September 30, 2021
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2021	$(226.8)	$390.9		$(29.9)		$(123.6)		$10.6
Other comprehensive (loss)/income before reclassification adjustments	(35.1)	(130.3)		—		—		(165.4)
Tax effect	—	29.3		—		—		29.3
Reclassification adjustments to net earnings	—	(0.1)	(A)	1.1	(C)	2.2	(B)	3.2
Tax effect	—	—		(0.3)		(0.3)		(0.6)
Balance at September 30, 2021	$(261.9)	$289.8		$(29.1)		$(121.7)		$(122.9)

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

Segment Results:

	Revenues
	Three Months Ended
	September 30,
	2022	2021
Employer Services	$2,790.2	$2,571.5
PEO Services	1,429.4	1,264.1
Other	(4.0)	(3.3)
	$4,215.6	$3,832.3

	Earnings before Income Taxes
	Three Months Ended
	September 30,
	2022	2021
Employer Services	$863.5	$784.0
PEO Services	230.3	193.0
Other	(83.8)	(76.2)
	$1,010.0	$900.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could”, "is designed to" and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled technical associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; and the impact of any uncertainties related to major natural disasters or catastrophic events, including the coronavirus ("COVID-19") pandemic; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“fiscal 2022”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the three months ended September 30, 2022 include:

10%	50 basis points	13%
Revenue Growth	Earnings Before Income Taxes Margin Expansion	Diluted EPS Growth

11%	30 basis points	13%
Organic Constant Currency Revenue Growth	Adjusted EBIT Margin Expansion	Adjusted Diluted EPS Growth

6%	Employer Services Pays Per Control Growth	12%	PEO Services Average Worksite Employee Growth

$0.8B	Cash Returned via Shareholder Friendly Actions $0.4B Dividends | $0.3B Share Repurchases

We are a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world. The business environment for our clients has evolved continuously since our founding. Our HCM solutions, which include both software and outsourcing services, are designed to help our clients manage their workforces through this dynamic landscape and the changing world of work. We are continuously seeking to enhance our leading HCM solutions to further support our clients.

During the first quarter, we continued our roll-out of a new unified user experience ("UX") across our strategic products and solutions, which we believe will position our clients to benefit from a more intuitive design and set of HCM workflows. This quarter we continued with the roll-out of the new UX to Workforce Now, one of our most critical platforms. We also re-launched the ADP RUN mobile app, which is designed for HR practitioners running payroll and HR for our U.S. small business clients. In addition, this quarter we won Top HR Product for the 8th year in a row at the annual HR Tech conference, recognized for our new Intelligent Self-Service offering. This award highlights our track record of continuously innovating solutions that enhance the HCM experience of our clients and their workers, and we believe our Intelligent Self-Service further eliminates work for our clients by preventing, solving, and/or better tracking HR matters with their workers.

For the three months ended September 30, 2022, we delivered solid revenue growth of 10%, 11% organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 6% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. PEO average worksite employees increased 12% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at September 30, 2022 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three months ended September 30, respectively:

	Three Months Ended
	September 30,
	2022	2021

Total Revenues	4,215.6	3,832.3
YoY Growth	10%	10%
YoY Growth, Organic Constant Currency	11%	10%

Revenues for the three months ended September 30, 2022 increased due to strong client retention, new business started from New Business Bookings in prior quarters, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control, partially offset by an unfavorable impact of one percentage point from foreign currency.

Total revenues for the three months ended September 30, 2022 include interest on funds held for clients of $141.0 million, as compared to $101.1 million for the three months ended September 30, 2021. The increase in the interest earned on funds held for clients resulted from an increase in our average client funds balances of 9.5% to $29.4 billion for the three months ended September 30, 2022, and an increase in our average interest rate earned to 1.9% for the three months ended September 30, 2022, as compared to 1.5% for the three months ended September 30, 2021.

Total Expenses

	Three Months Ended
	September 30,
	2022	2021	% Change

Costs of revenues:
Operating expenses	$2,074.4	$1,930.8	7%
Systems development and programming costs	209.8	188.8	11%
Depreciation and amortization	109.4	103.0	6%
Total costs of revenues	2,393.6	2,222.6	8%
Selling, general and administrative expenses	800.3	719.2	11%
Interest expense	51.2	18.5	177%
Total expenses	$3,245.1	$2,960.3	10%

For the three months ended September 30, 2022, operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-throughs to $945.8 million from $839.5 million for the three months ended September 30, 2022 and 2021, respectively. Additionally, operating expenses increased due to increased costs to service our client base in support of our growing revenue.

Systems development and programming costs increased for the three months ended September 30, 2022 due to increased investments and costs to develop, support, and maintain our new and existing products.

Selling, general and administrative expenses increased for the three months ended September 30, 2022 due to increased selling expenses as a result of investments in our sales organization, increased travel expenses, and increased marketing expenses.

Interest expense increased for the three months ended September 30, 2022 due to the increased interest rates on commercial paper issuances coupled with a higher volume of average commercial paper borrowings, as compared to the three months ended September 30, 2021.

Other (Income)/Expense, net

	Three Months Ended
	September 30,
	2022	2021	$ Change
Interest income on corporate funds	$(29.7)	$(9.7)	$20.0
Realized losses/(gains) on available-for-sale securities, net	1.5	(0.1)	(1.6)
Impairment of assets	0.3	—	(0.3)
Gain on sale of assets	—	(1.3)	(1.3)
Non-service components of pension income, net	(11.6)	(17.7)	(6.1)
Other (income)/expense, net	$(39.5)	$(28.8)	$10.7

The increase is primarily driven by increases in our corporate funds, coupled with an increase in average interest rates to 1.7%, as compared to 0.9% at September 30, 2021. See Note 11 for further details on non-service components of pension (income)/expense, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the three months ended September 30:

	Three Months Ended
	September 30,
	2022	2021	YoY Growth
EBIT	$1,010.0	$900.8	12%
EBIT Margin	24.0%	23.5%	50 bps
Adjusted EBIT	$1,017.5	$915.2	11%
Adjusted EBIT Margin	24.1%	23.9%	30 bps

Earnings before income taxes increased for the three months ended September 30, 2022 due to the components discussed above.

Margin increased for the three months ended September 30, 2022 due to increases in revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased interest expense, increased selling expense, and incremental pressure from growth in our zero-margin benefits pass-throughs.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, legal settlements, and net charges related to our broad-based transformation initiatives and the impact of net severance charges, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2022 and 2021 was 22.9% and 22.2%, respectively. The increase in the effective tax rate is primarily due to lower reserves for uncertain tax positions and a valuation allowance release in the three months ended September 30, 2021.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended September 30, 2022 and 2021 was 22.9% and 22.2%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the three months ended September 30:

	Three Months Ended
	September 30,
	2022	2021	YoY Growth

Net earnings	$779.0	$700.5	11%
Diluted EPS	$1.87	$1.65	13%
Adjusted net earnings	$775.4	$699.0	11%
Adjusted diluted EPS	$1.86	$1.65	13%

For the three months ended September 30, 2022, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended September 30, 2022, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.4 million shares during the three months ended September 30, 2022, and 2.6 million shares during the three months ended September 30, 2021, partially offset by the issuances of shares under our employee benefit plans.

For the three months ended September 30, 2022, adjusted net earnings and adjusted diluted EPS reflect the changes in the components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change
	September 30,
	2022	2021	As Reported	Organic constant currency
Employer Services	$2,790.2	$2,571.5	9%	11%
PEO Services	1,429.4	1,264.1	13%	13%
Other	(4.0)	(3.3)	n/m	n/m
	$4,215.6	$3,832.3	10%	11%

	Earnings before Income Taxes
	Three Months Ended		% Change
	September 30,
	2022	2021	As Reported
Employer Services	$863.5	$784.0	10%
PEO Services	230.3	193.0	19%
Other	(83.8)	(76.2)	n/m
	$1,010.0	$900.8	12%

	Margin
	Three Months Ended
	September 30,
	2022	2021	YoY Growth
Employer Services	30.9%	30.5%	50 bps
PEO Services	16.1%	15.3%	80 bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three months ended September 30, 2022 due to strong retention and new business started from New Business Bookings in prior quarters, an increase in our pays per control of 6%, and an increase in interest earned on funds held for clients, partially offset by an unfavorable impact of two percentage points from foreign currency.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased for the three months ended September 30, 2022 due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were due to increased costs to service our client base in support of our growing revenue, increases in selling expenses, and continued investments and costs to develop, support, and maintain our new and existing products.

Margin

Employer Services' margin increased for the three months ended September 30, 2022 due to the increases in revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased selling expenses.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change
	September 30,
	2022	2021	$	%
PEO Services' revenues	$1,429.4	$1,264.1	$165.3	13%
Less: PEO zero-margin benefits pass-throughs	945.8	839.5	106.3	13%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$483.6	$424.6	$59.0	14%

PEO Services' revenue increased 13% for the three months ended September 30, 2022 due to increases in average worksite employees of 12%, as compared to the three months ended September 30, 2021, and due to an increase in zero-margin benefits pass-throughs.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 19% for the three months ended September 30, 2022 due to the increased revenues discussed above and a favorable impact from operating efficiencies, partially offset by increased selling expense and an increase in zero-margin benefits pass-through costs of $106.3 million for the three months ended September 30, 2022.

Margin

PEO Services' margin increased for the three months ended September 30, 2022 due to the increase in revenues discussed above, a favorable impact of zero-margin benefits pass-throughs and operating efficiencies, partially offset by increases in selling expenses.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $14.5 million for the three months ended September 30, 2022, as compared to approximately $10.8 million for the three months ended September 30, 2021, which was primarily a result of changes in our estimated actuarial losses. In July 2022, ADP Indemnity paid a premium of $284 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2023 policy year on terms substantially similar to the fiscal 2022 reinsurance policy.

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

	Three Months Ended		% Change
	September 30,
	2022	2021	As Reported

Net earnings	$779.0	$700.5	11%
Adjustments:
Provision for income taxes	231.0	200.3
All other interest expense (a)	17.9	17.8
All other interest income (a)	(5.6)	(1.3)
Transformation initiatives (b)	(1.0)	(2.1)
Legal settlements (c)	(3.8)	—
Adjusted EBIT	$1,017.5	$915.2	11%
Adjusted EBIT Margin	24.1%	23.9%

Provision for income taxes	$231.0	$200.3	15%
Adjustments:
Transformation initiatives (d)	(0.2)	(0.6)
Legal settlements (d)	(1.0)	—
Adjusted provision for income taxes	$229.8	$199.7	15%
Adjusted effective tax rate (e)	22.9%	22.2%

Net earnings	$779.0	$700.5	11%
Adjustments:
Transformation initiatives (b)	(1.0)	(2.1)
Income tax provision/(benefit) for transformation initiatives (d)	0.2	0.6
Legal settlements (c)	(3.8)	—
Income tax provision/(benefit) for legal settlements (d)	1.0	—
Adjusted net earnings	$775.4	$699.0	11%

Diluted EPS	$1.87	$1.65	13%
Adjustments:
Transformation initiatives (b) (d)	—	—
Legal settlements (c) (d)	(0.01)	—
Adjusted diluted EPS	$1.86	$1.65	13%

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

(b) In the three months ended September 30, 2022, transformation initiatives include net reversals relating to severance, partially offset by consulting costs relating to our company wide transformation initiatives. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions taken as part of our broad-based, company-wide transformation initiative.

(c) Represents insurance recovery from a legal settlement charge previously recorded.

(d) The income tax (benefit)/provision was calculated based on the annualized marginal rate in effect during the quarter of the adjustment.

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

Three Months Ended
September 30,
2022
Consolidated revenue growth as reported	10%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	1%
Consolidated revenue growth, organic constant currency	11%

Employer Services revenue growth as reported	9%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	2%
Employer Services revenue growth, organic constant currency	11%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, cash and cash equivalents were $1.2 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at September 30, 2022 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the three months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	Three Months Ended
	September 30,
	2022	2021	$ Change
Cash provided by / (used in):
Operating activities	$718.1	$121.9	$596.2
Investing activities	(1,577.6)	(1,236.4)	(341.2)
Financing activities	(16,302.6)	11,184.8	(27,487.4)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(44.9)	(21.2)	(23.7)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(17,207.0)	$10,049.1	$(27,256.1)

Net cash flows provided by operating activities increased due to a net favorable change in the components of operating assets and liabilities, primarily due to timing on collections of accounts receivable and a decrease in incentive compensation payments, as compared to the three months ended September 30, 2021.

Net cash flows used in investing activities changed due to the timing of purchases and proceeds of corporate and client funds marketable securities of $312.4 million.

Net cash flows used in financing activities changed due to a net decrease in the cash flow from client funds obligations of $27,692.6 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, and an increase in dividends paid. These were partially offset by a decrease in repurchases of common stock in the three months ended September 30, 2022.

We purchased approximately 1.4 million shares of our common stock at an average price per share of $230.13 during the three months ended September 30, 2022, as compared to purchases of 2.6 million shares at an average price per share of $205.66 during the three months ended September 30, 2021. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At September 30, 2022 and June 30, 2022, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended
	September 30,
	2022	2021
Average daily borrowings (in billions)	$4.6	$2.0
Weighted average interest rates	2.3%	0.1%
Weighted average maturity (approximately in days)	2 days	1 day

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At September 30, 2022 and June 30, 2022, the Company had $167.6 million and $136.4 million, respectively, of outstanding obligations related to reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended
	September 30,
	2022	2021
Average outstanding balances	$1,119.4	$195.1
Weighted average interest rates	2.4%	0.2%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.75 billion, 364-day credit agreement that matures in June 2023 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.2 billion credit facility maturing in June 2024 and June 2026, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through September 30, 2022 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, equipment lease, and rate reduction receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through September 30, 2022. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the three months ended September 30, 2022 were $41.5 million, as compared to $34.6 million for the three months ended September 30, 2021. We expect capital expenditures in fiscal 2023 to be between $200 million and $225 million, as compared to $177.1 million in fiscal 2022.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended
	September 30,
	2022	2021
Average investment balances at cost:
Corporate investments	$7,141.9	$4,296.9
Funds held for clients	29,396.4	26,854.7
Total	$36,538.3	$31,151.6

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	1.7%	0.9%
Funds held for clients	1.9%	1.5%
Total	1.9%	1.4%

Net realized losses/(gains) on available-for-sale securities	$1.5	$(0.1)

	September 30, 2022	June 30, 2022
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(2,555.0)	$(1,721.4)

Total available-for-sale securities at fair value	$28,761.0	$28,391.6

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 1.4% for the three months ended September 30, 2021 to 1.9% for the three months ended September 30, 2022. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $14 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2023. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $6 million impact to earnings before income taxes over the ensuing twelve-month period ending September 30, 2023.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
July 1 to 31, 2022	697,683	$216.74	696,317	$954,803,421

August 1 to 31, 2022	359,839	$251.38	359,743	$864,371,104

September 1 to 30, 2022	662,324	$230.90	357,599	$780,366,639
Total	1,719,846		1,413,659

(1)  During the three months ended September 30, 2022, pursuant to the terms of our restricted stock program, the Company purchased 306,187 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)  The Company received the Board of Directors' approval to repurchase the shares of our common stock included in the table above as follows:

Date of Approval
November 2019	$5 billion

There is no expiration date for the common stock repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	ADP Canada Co. Supplementary Excess Retirement Plan, Amended and Restated as of August 1, 2018
31.1	Certification by Carlos A. Rodriguez pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Carlos A. Rodriguez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	November 2, 2022	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)