Form 10-Q
period 2023-03-31
AUTOMATIC DATA PROCESSING INC
filed 2023-05-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
The number of shares outstanding of the registrant’s common stock as of April 27, 2023 was 413,122,759.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,088.7	$2,882.3	$8,437.3	$7,911.9
Interest on funds held for clients	249.4	118.0	577.7	325.0
PEO revenues (A)	1,589.7	1,512.7	4,519.4	4,133.7
TOTAL REVENUES	4,927.8	4,513.0	13,534.4	12,370.6

EXPENSES:
Costs of revenues:
Operating expenses	2,299.8	2,212.5	6,508.7	6,184.0
Systems development and programming costs	208.6	197.3	622.6	585.8
Depreciation and amortization	115.4	102.4	336.8	306.2
TOTAL COSTS OF REVENUES	2,623.8	2,512.2	7,468.1	7,076.0

Selling, general, and administrative expenses	938.0	817.5	2,594.2	2,319.0
Interest expense	38.3	18.4	146.4	55.3
TOTAL EXPENSES	3,600.1	3,348.1	10,208.7	9,450.3

Other (income)/expense, net	(36.3)	(25.0)	(106.3)	(80.4)

EARNINGS BEFORE INCOME TAXES	1,364.0	1,189.9	3,432.0	3,000.7

Provision for income taxes	320.9	261.4	796.7	677.3

NET EARNINGS	$1,043.1	$928.5	$2,635.3	$2,323.4

BASIC EARNINGS PER SHARE	$2.52	$2.22	$6.36	$5.53

DILUTED EARNINGS PER SHARE	$2.51	$2.21	$6.33	$5.51

Basic weighted average shares outstanding	413.7	418.1	414.2	419.8
Diluted weighted average shares outstanding	415.5	420.2	416.2	422.0

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $17,301.8 million and $16,826.6 million for the three months ended March 31, 2023 and 2022, respectively, and $50,688.4 million and $46,863.8 million for the nine months ended March 31, 2023 and 2022, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net earnings	$1,043.1	$928.5	$2,635.3	$2,323.4

Other comprehensive (loss)/income:
Currency translation adjustments	15.6	(14.2)	2.0	(65.7)

Unrealized net (losses)/gains on available-for-sale securities	392.0	(1,192.5)	(200.9)	(1,570.4)
Tax effect	(86.6)	270.3	47.9	356.0
Reclassification of realized net losses/(gains) on available-for-sale securities to net earnings	0.9	0.3	13.9	(0.2)
Tax effect	(0.2)	(0.1)	(3.1)	—

Amortization of unrealized losses on cash flow hedging activities	1.1	1.1	3.3	3.3
Tax effect	(0.3)	(0.3)	(0.8)	(0.9)

Reclassification of pension liability adjustment to net earnings	0.6	1.9	4.2	5.9
Tax effect	—	(0.4)	(0.6)	(0.9)

Other comprehensive (loss)/income, net of tax	323.1	(933.9)	(134.1)	(1,272.9)
Comprehensive income	$1,366.2	$(5.4)	$2,501.2	$1,050.5

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,828.4	$1,436.3
Accounts receivable, net of allowance for doubtful accounts of $51.2 and $56.8, respectively	3,072.1	3,170.6
Other current assets	769.3	628.8
Total current assets before funds held for clients	5,669.8	5,235.7
Funds held for clients	45,848.4	49,569.2
Total current assets	51,518.2	54,804.9
Long-term receivables, net of allowance for doubtful accounts of $0.2 and $0.1, respectively	8.9	9.1
Property, plant and equipment, net	663.5	652.6
Operating lease right-of-use asset	394.3	450.9
Deferred contract costs	2,641.0	2,579.7
Other assets	959.9	937.4
Goodwill	2,335.7	2,300.5
Intangible assets, net	1,360.3	1,333.1
Total assets	$59,881.8	$63,068.2
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74.8	$110.2
Accrued expenses and other current liabilities	2,188.6	2,107.8
Accrued payroll and payroll-related expenses	754.8	862.6
Dividends payable	511.6	429.6
Short-term deferred revenues	187.1	188.2
Obligations under reverse repurchase agreements (A)	—	136.4
Income taxes payable	62.4	38.4
Total current liabilities before client funds obligations	3,779.3	3,873.2
Client funds obligations	47,756.8	51,285.5
Total current liabilities	51,536.1	55,158.7
Long-term debt	2,988.6	2,987.1
Operating lease liabilities	332.1	370.9
Other liabilities	918.7	924.2
Deferred income taxes	67.7	67.0
Long-term deferred revenues	344.8	335.0
Total liabilities	56,188.0	59,842.9

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2023 and June 30, 2022; outstanding, 413.5 and 416.1 shares at March 31, 2023 and June 30, 2022, respectively	63.9	63.9
Capital in excess of par value	2,061.9	1,794.2
Retained earnings	21,857.8	20,696.3
Treasury stock - at cost: 225.2 and 222.7 shares at March 31, 2023 and June 30, 2022, respectively	(18,162.0)	(17,335.4)
Accumulated other comprehensive (loss)/ income	(2,127.8)	(1,993.7)
Total stockholders’ equity	3,693.8	3,225.3
Total liabilities and stockholders’ equity	$59,881.8	$63,068.2

(A) As of June 30, 2022, $14.3 million of short-term marketable securities and $122.1 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net earnings	$2,635.3	$2,323.4
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	408.9	384.6
Amortization of deferred contract costs	738.1	714.3
Deferred income taxes	(17.6)	2.1
Stock-based compensation expense	176.6	146.2
Net pension income	(30.7)	(47.4)
Net amortization of premiums and accretion of discounts on available-for-sale securities	25.5	76.1
Other	48.6	(4.6)
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	80.1	(533.6)
Increase in other assets	(985.7)	(936.9)
Decrease in accounts payable	(31.6)	(41.3)
(Decrease)/Increase in accrued expenses and other liabilities	(25.6)	103.7
Net cash flows provided by operating activities	3,021.9	2,186.6

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(5,471.1)	(8,944.0)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,881.4	3,366.9
Capital expenditures	(145.4)	(126.8)
Additions to intangibles	(285.3)	(282.3)
Acquisitions of businesses, net of cash acquired	(32.4)	(11.7)
Proceeds from sale of property, plant, and equipment and other assets	—	34.2
Net cash flows used in investing activities	(2,052.8)	(5,963.7)

Cash Flows from Financing Activities:
Net (decrease)/increase in client funds obligations	(3,412.3)	25,028.7
Payments of debt	(0.7)	(0.7)
Proceeds from the issuance of debt	—	7.3
Repurchases of common stock	(817.5)	(1,481.9)
Net proceeds from stock purchase plan and stock-based compensation plans	72.7	73.5
Dividends paid	(1,386.1)	(1,224.7)
Net payments related to reverse repurchase agreements	(142.3)	(23.5)
Net cash flows (used in)/provided by financing activities	(5,686.2)	22,378.7

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(25.3)	(14.2)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(4,742.4)	18,587.4

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	22,783.0	13,143.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$18,040.6	$31,730.6

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,828.4	$1,634.2
Restricted cash and restricted cash equivalents included in funds held for clients (A)	16,212.2	30,096.4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$18,040.6	$31,730.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$148.5	$57.1
Cash paid for income taxes, net of income tax refunds	$778.8	$587.9

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

None.
Recently Issued Accounting Pronouncements

None.

Note 3.  Revenue

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three strategic pillars: Human Capital Management (“HCM”), HR Outsourcing (“HRO”), and Global Solutions (“Global”), with separate disaggregation for PEO zero-margin benefits pass-through revenues and client funds interest revenues. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

The following tables provide details of revenue by our strategic pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Types of Revenues	2023	2022	2023	2022
HCM	$2,163.8	$2,014.0	$5,836.6	$5,424.6
HRO, excluding PEO zero-margin benefits pass-throughs	955.1	906.4	2,586.3	2,344.4
PEO zero-margin benefits pass-throughs	956.3	897.2	2,846.3	2,600.6
Global	603.2	577.4	1,687.5	1,676.0
Interest on funds held for clients	249.4	118.0	577.7	325.0
Total Revenues	$4,927.8	$4,513.0	$13,534.4	$12,370.6

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,165.8	$—	$(2.0)	$2,163.8
HRO, excluding PEO zero-margin benefits pass-throughs	323.0	633.4	(1.3)	955.1
PEO zero-margin benefits pass-throughs	—	956.3	—	956.3
Global	603.2	—	—	603.2
Interest on funds held for clients	247.1	2.3	—	249.4
Total Segment Revenues	$3,339.1	$1,592.0	$(3.3)	$4,927.8

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,015.2	$—	$(1.2)	$2,014.0
HRO, excluding PEO zero-margin benefits pass-throughs	292.5	615.5	(1.6)	906.4
PEO zero-margin benefits pass-throughs	—	897.2	—	897.2
Global	577.4	—	—	577.4
Interest on funds held for clients	116.9	1.1	—	118.0
Total Segment Revenues	$3,002.0	$1,513.8	$(2.8)	$4,513.0

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,843.2	$—	$(6.6)	$5,836.6
HRO, excluding PEO zero-margin benefits pass-throughs	918.2	1,673.1	(5.0)	2,586.3
PEO zero-margin benefits pass-throughs	—	2,846.3	—	2,846.3
Global	1,687.5	—	—	1,687.5
Interest on funds held for clients	572.4	5.3	—	577.7
Total Segment Revenues	$9,021.3	$4,524.7	$(11.6)	$13,534.4

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,430.2	$—	$(5.6)	$5,424.6
HRO, excluding PEO zero-margin benefits pass-throughs	816.6	1,533.1	(5.3)	2,344.4
PEO zero-margin benefits pass-throughs	—	2,600.6	—	2,600.6
Global	1,676.0	—	—	1,676.0
Interest on funds held for clients	322.0	3.0	—	325.0
Total Segment Revenues	$8,244.8	$4,136.7	$(10.9)	$12,370.6

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in short-term deferred revenues related to set up fees for the nine months ended March 31, 2023 were as follows:

Contract Liability
Contract liability, July 1, 2022	$468.2
Recognition of revenue included in beginning of year contract liability	(32.0)
Contract liability, net of revenue recognized on contracts during the period	44.0
Currency translation adjustments	(17.1)
Contract liability, March 31, 2023	$463.1

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2023
Net earnings	$1,043.1			$1,043.1
Weighted average shares (in millions)	413.7	0.8	1.0	415.5
EPS	$2.52			$2.51
Three Months Ended March 31, 2022
Net earnings	$928.5			$928.5
Weighted average shares (in millions)	418.1	1.0	1.1	420.2
EPS	$2.22			$2.21

Nine Months Ended March 31, 2023
Net earnings	$2,635.3			$2,635.3
Weighted average shares (in millions)	414.2	1.0	1.0	416.2
EPS	$6.36			$6.33
Nine Months Ended March 31, 2022
Net earnings	$2,323.4			$2,323.4
Weighted average shares (in millions)	419.8	1.1	1.1	422.0
EPS	$5.53			$5.51

Stock options to purchase 0.2 million and 0.7 million shares of common stock for the three months ended March 31, 2023 and 2022, respectively, and 0.2 million and 0.5 million shares of common stock for the nine months ended March 31, 2023 and

2022, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 5. Other (Income)/Expense, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Interest income on corporate funds	$(24.1)	$(5.6)	$(82.8)	$(23.8)
Realized losses/(gains) on available-for-sale securities, net	0.9	0.3	13.9	(0.2)
Gain on sale of assets	—	(6.2)	—	(7.5)
Impairment of assets	—	4.3	0.3	4.3
Non-service components of pension income, net (see Note 11)	(13.1)	(17.8)	(37.7)	(53.2)
Other (income)/expense, net	$(36.3)	$(25.0)	$(106.3)	$(80.4)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$18,040.6	$—	$—	$18,040.6
Available-for-sale securities:
Corporate bonds	15,937.5	12.6	(1,185.1)	14,765.0
U.S. Treasury securities	7,607.1	13.1	(230.0)	7,390.2
Asset-backed securities	1,352.5	0.4	(63.9)	1,289.0
Canadian government obligations and Canadian government agency obligations	2,001.3	2.0	(120.0)	1,883.3
U.S. government agency securities	1,679.4	0.9	(164.5)	1,515.8
Canadian provincial bonds	973.4	1.6	(63.1)	911.9
Commercial mortgage-backed securities	715.1	—	(42.1)	673.0
Other securities	1,304.6	4.2	(74.5)	1,234.3

Total available-for-sale securities	31,570.9	34.8	(1,943.2)	29,662.5

Total corporate investments and funds held for clients	$49,611.5	$34.8	$(1,943.2)	$47,703.1
(A) Included within available-for-sale securities are corporate investments with fair values of $26.3 million and funds held for clients with fair values of $29,636.2 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2022. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at March 31, 2023.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2023, are as follows:

	March 31, 2023
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(91.0)	$3,301.0	$(1,094.1)	$10,800.6	$(1,185.1)	$14,101.6
U.S. Treasury securities	(47.1)	3,676.4	(182.9)	2,761.7	(230.0)	6,438.1
Asset-backed securities	(4.8)	375.4	(59.1)	848.1	(63.9)	1,223.5
Canadian government obligations and Canadian government agency obligations	(5.1)	272.9	(114.9)	1,475.5	(120.0)	1,748.4
U.S. government agency securities	(1.4)	56.1	(163.1)	1,420.9	(164.5)	1,477.0
Canadian provincial bonds	(2.9)	145.5	(60.2)	703.3	(63.1)	848.8
Commercial mortgage-backed securities	(8.2)	214.3	(33.9)	458.7	(42.1)	673.0
Other securities	(9.1)	398.8	(65.4)	608.1	(74.5)	1,006.9
	$(169.6)	$8,440.4	$(1,773.6)	$19,076.9	$(1,943.2)	$27,517.3

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

At March 31, 2023, Corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from April 2023 through March 2033.

At March 31, 2023, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $654.7 million, $440.3 million, and $161.8 million respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through March 31, 2023.

At March 31, 2023, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $982.4 million and $455.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from June 2023 through March 2033.

At March 31, 2023, U.S government agency commercial mortgage-backed securities of $673.0 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At March 31, 2023, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $538.9 million, AA-rated United Kingdom Gilt securities of $313.8 million, and AAA-rated supranational bonds of $211.3 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2023	2022
Corporate investments:
Cash and cash equivalents	$1,828.4	$1,436.3
Short-term marketable securities (a)	26.3	47.0
Long-term marketable securities (b)	—	122.1
Total corporate investments	$1,854.7	$1,605.4

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2023	2022
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$16,212.2	$21,346.7
Restricted short-term marketable securities held to satisfy client funds obligations	4,021.1	4,263.1
Restricted long-term marketable securities held to satisfy client funds obligations	25,615.1	23,959.4
Total funds held for clients	$45,848.4	$49,569.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $47,756.8 million and $51,285.5 million at March 31, 2023 and June 30, 2022, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2023 and June 30, 2022, $41,371.2 million and $46,201.2 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at March 31, 2023.

Expected maturities of available-for-sale securities at March 31, 2023 are as follows:

One year or less	$4,047.4
One year to two years	5,082.4
Two years to three years	7,933.6
Three years to four years	5,423.2
After four years	7,175.9
Total available-for-sale securities	$29,662.5

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

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating lease cost	$33.5	$36.4	$101.3	$108.9
Short-term lease cost	0.8	0.3	1.5	0.8
Variable lease cost	4.7	2.9	11.5	8.2
Total operating lease cost	$39.0	$39.6	$114.3	$117.9

The following table provides supplemental cash flow information related to the Company's leases:

	Nine Months Ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$95.8	$96.1
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$43.6	$74.9

Other information related to our operating lease liabilities is as follows:

	March 31,	June 30,
	2023	2022
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.4%	2.2%
Current operating lease liability	$93.4	$95.1

As of March 31, 2023, maturities of operating lease liabilities are as follows:

Three months ending June 30, 2023	$30.6
Twelve months ending June 30, 2024	96.6
Twelve months ending June 30, 2025	81.3
Twelve months ending June 30, 2026	70.6
Twelve months ending June 30, 2027	62.0
Thereafter	113.6
Total undiscounted lease obligations	454.7
Less: Imputed interest	(29.2)
Net lease obligations	$425.5

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2023 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2022	$2,295.7	$4.8	$2,300.5
Additions and other adjustments	26.2	—	26.2
Currency translation adjustments	9.0	—	9.0
Balance at March 31, 2023	$2,330.9	$4.8	$2,335.7

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2023	2022
Intangible assets:
Software and software licenses	$3,493.2	$3,271.3
Customer contracts and lists	1,131.5	1,104.7
Other intangibles	241.7	241.2
	4,866.4	4,617.2
Less accumulated amortization:
Software and software licenses	(2,390.1)	(2,251.9)
Customer contracts and lists	(879.4)	(798.9)
Other intangibles	(236.6)	(233.3)
	(3,506.1)	(3,284.1)
Intangible assets, net	$1,360.3	$1,333.1

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 5 years (6 years for software and software licenses, 3 years for customer contracts and lists, and 1 year for other intangibles). Amortization of intangible assets was $92.4 million and $86.1 million for the three months ended March 31, 2023 and 2022, respectively, and $278.5 million and $256.7 million for the nine months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2023	$112.0
Twelve months ending June 30, 2024	$372.5
Twelve months ending June 30, 2025	$237.3
Twelve months ending June 30, 2026	$168.5
Twelve months ending June 30, 2027	$141.0
Twelve months ending June 30, 2028	$100.5

Note 9. Short-term Financing

The Company has a $3.75 billion, 364-day credit agreement that matures in June 2023 with a one year term-out option. The interest rate applicable to committed borrowings under the agreement is tied to SOFR, the effective funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company also has a $2.75 billion, five year credit facility that matures in June 2024 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company has a five year, $3.2 billion credit facility maturing in June 2026 that also contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to LIBOR, the effective federal funds rate, or the prime rate, depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2023 under the credit agreements.

The Company's U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2023 and June 30, 2022, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Average daily borrowings (in billions)	$1.5	$1.2	$3.2	$1.7
Weighted average interest rates	4.5%	0.1%	3.1%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day	2 days	1 day

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2023, there were no outstanding obligations related to repurchase agreements. At June 30, 2022, the Company had $136.4 million of outstanding obligations related to reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Average outstanding balances	$343.2	$93.2	$811.2	$172.8
Weighted average interest rates	4.4%	0.3%	3.1%	0.2%

Note 10. Debt

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2023 and June 30, 2022, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2023	June 30, 2022
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Other		5.2	6.0
		3,005.2	3,006.0
Less: current portion (a)		(1.1)	(1.2)
Less: unamortized discount and debt issuance costs		(15.5)	(17.7)
Total long-term debt		$2,988.6	$2,987.1
(a) - Current portion of long-term debt as of March 31, 2023 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2023, the fair value of the Notes, based on Level 2 inputs, was $2,689.1 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2022.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.2 million and 2.3 million shares in the three months ended March 31, 2023 and 2022, respectively, and repurchased 3.5 million and 7.0 million shares in the nine months ended March 31, 2023 and 2022, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and nine months ended March 31, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating expenses	$6.1	$4.8	$18.5	$14.8
Selling, general and administrative expenses	53.3	37.3	134.9	111.3
System development and programming costs	8.2	6.2	23.2	20.1
Total stock-based compensation expense	$67.6	$48.3	$176.6	$146.2

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost – benefits earned during the period	$1.2	$1.3	$3.5	$4.1
Interest cost on projected benefits	19.5	13.1	58.6	39.2
Expected return on plan assets	(31.9)	(32.0)	(95.6)	(95.9)
Net amortization and deferral	0.5	1.7	1.4	5.1
Settlement charges and special termination benefits	—	0.1	1.4	0.1
Net pension (income)/expense	$(10.7)	$(15.8)	$(30.7)	$(47.4)

Note 12. Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 was 23.5% and 22.0%, respectively. The increase is primarily due to an intercompany transfer of certain assets in the three months ended March 31, 2022. and higher reserves for uncertain tax positions in the three months ended March 31, 2023.

The effective tax rate for the nine months ended March 31, 2023 and 2022 was 23.2% and 22.6%, respectively. The increase is primarily due to an intercompany transfer of certain assets in the nine months ended March 31, 2022 and higher reserves for uncertain tax positions, partially offset by favorable adjustments to prior year tax liabilities in the nine months ended March 31, 2023.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	March 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2022	$63.9	$1,954.2	$21,333.0	$(17,913.5)	$(2,450.9)	$2,986.7
Net earnings	—		1,043.1		—	1,043.1
Other comprehensive income	—		—		323.1	323.1
Stock-based compensation expense	—	61.7	—		—	61.7
Issuances relating to stock compensation plans	—	46.0	—	17.6	—	63.6
Treasury stock acquired (1.2 million shares repurchased)	—		—	(266.1)	—	(266.1)
Dividends declared ($1.25 per share)	—	—	(518.3)	—	—	(518.3)
Balance at March 31, 2023	$63.9	$2,061.9	$21,857.8	$(18,162.0)	$(2,127.8)	$3,693.8

	Three Months Ended
	March 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2021	$63.9	$1,664.7	$20,011.8	$(16,362.4)	$(328.4)	$5,049.6
Net earnings	—	—	928.5	—	—	928.5
Other comprehensive income	—	—	—	—	(933.9)	(933.9)
Stock-based compensation expense	—	42.7	—	—	—	42.7
Issuances relating to stock compensation plans	—	29.4	—	10.3	—	39.7
Treasury stock acquired (2.3 million shares repurchased)	—	—	—	(497.9)	—	(497.9)
Dividends declared ($1.04 per share)	—	—	(435.8)	—	—	(435.8)
Balance at March 31, 2022	$63.9	$1,736.8	$20,504.5	$(16,850.0)	$(1,262.3)	$4,192.9

	Nine Months Ended
	March 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2022	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)	$3,225.3
Net earnings	—		2,635.3		—	2,635.3
Other comprehensive income	—		—		(134.1)	(134.1)
Stock-based compensation expense	—	158.7	—		—	158.7
Issuances relating to stock compensation plans	—	109.0	—	64.1	—	173.1
Treasury stock acquired (3.5 million shares repurchased)	—	—		(890.7)	—	(890.7)
Dividends declared ($3.54 per share)	—	—	(1,473.8)	—	—	(1,473.8)
Balance at March 31, 2023	$63.9	$2,061.9	$21,857.8	$(18,162.0)	$(2,127.8)	$3,693.8

	Nine Months Ended
	March 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2021	$63.9	$1,531.3	$19,451.1	$(15,386.8)	$10.6	$5,670.1
Net earnings	—	—	2,323.4	—	—	2,323.4
Other comprehensive income	—	—	—	—	(1,272.9)	(1,272.9)
Stock-based compensation expense	—	129.9	—	—	—	129.9
Issuances relating to stock compensation plans	—	75.6	—	90.7	—	166.3
Treasury stock acquired (7.0 million shares repurchased)	—	—	—	(1,553.9)	—	(1,553.9)
Dividends declared ($3.01 per share)	—	—	(1,270.0)	—	—	(1,270.0)
Balance at March 31, 2022	$63.9	$1,736.8	$20,504.5	$(16,850.0)	$(1,262.3)	$4,192.9

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2022	$(367.8)	$(1,778.3)		$(24.9)		$(279.9)		$(2,450.9)
Other comprehensive income/(loss) before reclassification adjustments	15.6	392.0		—		—		407.6
Tax effect	—	(86.6)		—		—		(86.6)
Reclassification adjustments to net earnings	—	0.9	(A)	1.1	(C)	0.6	(B)	2.6
Tax effect	—	(0.2)		(0.3)		—		(0.5)
Balance at March 31, 2023	$(352.2)	$(1,472.2)		$(24.1)		$(279.3)		$(2,127.8)

	Three Months Ended
	March 31, 2022
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2021	$(278.3)	$98.3		$(28.3)		$(120.1)		$(328.4)
Other comprehensive (loss)/income before reclassification adjustments	(14.2)	(1,192.5)		—		—		(1,206.7)
Tax effect	—	270.3		—		—		270.3
Reclassification adjustments to net earnings	—	0.3	(A)	1.1	(C)	1.9	(B)	3.3
Tax effect	—	(0.1)		(0.3)		(0.4)		(0.8)
Balance at March 31, 2022	$(292.5)	$(823.7)		$(27.5)		$(118.6)		$(1,262.3)

	Nine Months Ended
	March 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)
Other comprehensive (loss)/income before reclassification adjustments	2.0	(200.9)		—		—		(198.9)
Tax effect	—	47.9		—		—		47.9
Reclassification adjustments to net earnings	—	13.9	(A)	3.3	(C)	4.2	(B)	21.4
Tax effect	—	(3.1)		(0.8)		(0.6)		(4.5)
Balance at March 31, 2023	$(352.2)	$(1,472.2)		$(24.1)		$(279.3)		$(2,127.8)

	Nine Months Ended
	March 31, 2022
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2021	$(226.8)	$390.9		$(29.9)		$(123.6)		$10.6
Other comprehensive (loss)/income before reclassification adjustments	(65.7)	(1,570.4)		—		—		(1,636.1)
Tax effect	—	356.0		—		—		356.0
Reclassification adjustments to net earnings	—	(0.2)	(A)	3.3	(C)	5.9	(B)	9.0
Tax effect	—	—		(0.9)		(0.9)		(1.8)
Balance at March 31, 2022	$(292.5)	$(823.7)		$(27.5)		$(118.6)		$(1,262.3)

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

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Employer Services	$3,339.1	$3,002.0	$9,021.3	$8,244.8
PEO Services	1,592.0	1,513.8	4,524.7	4,136.7
Other	(3.3)	(2.8)	(11.6)	(10.9)
	$4,927.8	$4,513.0	$13,534.4	$12,370.6

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Employer Services	$1,244.5	$1,095.7	$3,042.6	$2,697.0
PEO Services	261.0	227.2	747.0	632.9
Other	(141.5)	(133.0)	(357.6)	(329.2)
	$1,364.0	$1,189.9	$3,432.0	$3,000.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could”, "is designed to" and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; changes in technology; availability of skilled associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives and the impact of any uncertainties related to major natural disasters or catastrophic events, including the coronavirus ("COVID-19" pandemic; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“fiscal 2022”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the nine months ended March 31, 2023 include:

9%	110 basis points	15%
Revenue Growth	Earnings Before Income Taxes Margin Expansion	Diluted EPS Growth

11%	90 basis points	15%
Organic Constant Currency Revenue Growth	Adjusted EBIT Margin Expansion	Adjusted Diluted EPS Growth

5%	Employer Services Pays Per Control Growth	8%	PEO Services Average Worksite Employee Growth

$2.2B	Cash Returned via Shareholder Friendly Actions $1.4B Dividends | $0.8B Share Repurchases

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

During the third quarter, we continued to deliver a broad array of product and service enhancements to our large and growing client base, supporting our strong client satisfaction levels, positioning us for continued healthy new business bookings, and progressing us further on our modernization journey. Among our most important product initiatives is the continued roll-out of our new user experience, which we continued to extend to additional experiences within our key platforms, further improving ease of use for RUN, Workforce Now, and other solutions. Our sales organization, leveraging these continued product enhancements and new features, executed well as we reached a new record bookings amount in the third quarter. Additionally, our implementation and service organization was able to support our clients during their busy year-end period while also delivering efficiency in support of our long-term sustainable and profitable growth.

For the nine months ended March 31, 2023, we delivered solid revenue growth of 9%, 11% organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 5% for the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022. PEO average worksite employees increased 8% for the nine months ended March 31, 2023, as compared to the nine months ended March 31, 2022.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at March 31, 2023 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and nine months ended March 31, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Total Revenues	4,927.8	4,513.0	13,534.4	12,370.6
YoY Growth	9%	10%	9%	10%
YoY Growth, Organic Constant Currency	10%	11%	11%	10%

Revenues for the three and nine months ended March 31, 2023 increased due to strong client retention, new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control, partially offset by an unfavorable impact of one percentage point from foreign currency.

Total revenues for the three months ended March 31, 2023 include interest on funds held for clients of $249.4 million, as compared to $118.0 million for the three months ended March 31, 2022. The increase in the interest earned on funds held for clients resulted from an increase in our average client funds balances of 2.7% to $39.2 billion for the three months ended March 31, 2023, and an increase in our average interest rate earned to 2.5% for the three months ended March 31, 2023, as compared to 1.2% for the three months ended March 31, 2022.

Total revenues for the nine months ended March 31, 2023 include interest on funds held for clients of $577.7 million, as compared to $325.0 million for the nine months ended March 31, 2022. The increase in the interest earned on funds held for clients resulted from an increase in our average client funds balances of 4.9% to $34.0 billion for the nine months ended March 31, 2023, and an increase in our average interest rate earned to 2.3% for the nine months ended March 31, 2023, as compared to 1.3% for the nine months ended March 31, 2022.

Total Expenses

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	% Change	2023	2022	% Change

Costs of revenues:
Operating expenses	$2,299.8	$2,212.5	4%	$6,508.7	$6,184.0	5%
Systems development and programming costs	208.6	197.3	6%	622.6	585.8	6%
Depreciation and amortization	115.4	102.4	13%	336.8	306.2	10%
Total costs of revenues	2,623.8	2,512.2	4%	7,468.1	7,076.0	6%
Selling, general and administrative expenses	938.0	817.5	15%	2,594.2	2,319.0	12%
Interest expense	38.3	18.4	108%	146.4	55.3	165%
Total expenses	$3,600.1	$3,348.1	8%	$10,208.7	$9,450.3	8%

For the three and nine months ended March 31, 2023, operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-throughs of $59.1 million to $956.3 million for the three months ended March 31, 2023, and an increase of $245.7 million to $2,846.3 million for the nine months ended March 31, 2023. Additionally, operating expenses increased due to increased costs to service our client base in support of our growing revenue.

Systems development and programming costs increased for the three and nine months ended March 31, 2023 due to increased investments and costs to develop, support, and maintain our new and existing products.

Depreciation and amortization expenses increased for the three and nine months ended March 31, 2023 due to the amortization of internally developed software for our Next Gen products and new investments in purchased software.

Selling, general and administrative expenses increased for the three and nine months ended March 31, 2023 due to increased selling expenses as a result of investments in our sales organization, increased marketing expenses, and a reversal of COVID-19 credit loss reserves of $26.0 million in the three and nine months ended March 31, 2022.

Interest expense increased for the three months ended March 31, 2023 due to the increase of weighted average interest rates on commercial paper issuances to 4.5% from 0.2%, coupled with a higher volume of average commercial paper borrowings, as compared to the three months ended March 31, 2022.

Interest expense increased for the nine months ended March 31, 2023 due to the increase of weighted average interest rates on commercial paper issuances to 3.1% from 0.1%, coupled with a higher volume of average commercial paper borrowings, as compared to the nine months ended March 31, 2022.

Other (Income)/Expense, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	$ Change	2023	2022	$ Change
Interest income on corporate funds	$(24.1)	$(5.6)	$18.5	$(82.8)	$(23.8)	$59.0
Realized losses/(gains) on available-for-sale securities, net	0.9	0.3	(0.6)	13.9	(0.2)	(14.1)
Gain on sale of assets	—	(6.2)	(6.2)	—	(7.5)	(7.5)
Impairment of assets	—	4.3	4.3	0.3	4.3	4.0
Non-service components of pension income, net	(13.1)	(17.8)	(4.7)	(37.7)	(53.2)	(15.5)
Other (income)/expense, net	$(36.3)	$(25.0)	$11.3	$(106.3)	$(80.4)	$25.9

Interest income on corporate funds increased due to higher average interest rates of 2.7% and 2.0% for the three and nine months ended March 31, 2023, respectively, as compared to 0.7% and 0.8% for the three and nine months ended March 31, 2022, respectively. See Note 11 for further details on non-service components of pension (income)/expense, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the three and nine months ended March 31:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	YoY Growth	2023	2022	YoY Growth
EBIT	$1,364.0	$1,189.9	15%	$3,432.0	$3,000.7	14%
EBIT Margin	27.7%	26.4%	130 bps	25.4%	24.3%	110 bps
Adjusted EBIT	$1,372.3	$1,208.0	14%	$3,458.7	$3,053.0	13%
Adjusted EBIT Margin	27.8%	26.8%	110 bps	25.6%	24.7%	90 bps

Earnings before income taxes increased for the three and nine months ended March 31, 2023, respectively, due to the components discussed above.

Margin increased for the three and nine months ended March 31, 2023, respectively, due to increases in revenues discussed above, partially offset by increased selling expenses, increased interest expense, and a reversal of COVID-19 credit loss reserves of $26.0 million in the three and nine months ended March 31, 2022.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, legal settlements, and net charges related to our broad-based transformation initiatives and the impact of net severance charges, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 was 23.5% and 22.0%, respectively. The increase is primarily due to an intercompany transfer of certain assets in the three months ended March 31, 2022. and higher reserves for uncertain tax positions in the three months ended March 31, 2023.

The effective tax rate for the nine months ended March 31, 2023 and 2022 was 23.2% and 22.6%, respectively. The increase is primarily due to an intercompany transfer of certain assets in the nine months ended March 31, 2022 and higher reserves for uncertain tax positions, partially offset by favorable adjustments to prior year tax liabilities in the nine months ended March 31, 2023.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended March 31, 2023 and 2022 was 23.5% and 22.0%, respectively. The adjusted effective tax rate for the nine months ended March 31, 2023 and 2022 was 23.2% and 22.6%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the three and nine months ended March 31:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	YoY Growth	2023	2022	YoY Growth

Net earnings	$1,043.1	$928.5	12%	$2,635.3	$2,323.4	13%
Diluted EPS	$2.51	$2.21	14%	$6.33	$5.51	15%
Adjusted net earnings	$1,047.8	$929.5	13%	$2,638.4	$2,325.2	13%
Adjusted diluted EPS	$2.52	$2.21	14%	$6.34	$5.51	15%

For the three and nine months ended March 31, 2023, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended March 31, 2023, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.2 million shares during the three months ended March 31, 2023, and 2.3 million shares during the three months ended March 31, 2022, partially offset by the issuances of shares under our employee benefit plans.

For the nine months ended March 31, 2023, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 3.5 million shares during the nine months ended March 31, 2023, and 7.0 million shares during the nine months ended March 31, 2022, partially offset by the issuances of shares under our employee benefit plans.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Nine Months Ended		% Change
	March 31,				March 31,
	2023	2022	As Reported	Organic constant currency	2023	2022	As Reported	Organic constant currency
Employer Services	$3,339.1	$3,002.0	11%	12%	$9,021.3	$8,244.8	9%	11%
PEO Services	1,592.0	1,513.8	5%	5%	4,524.7	4,136.7	9%	9%
Other	(3.3)	(2.8)	n/m	n/m	(11.6)	(10.9)	n/m	n/m
	$4,927.8	$4,513.0	9%	10%	$13,534.4	$12,370.6	9%	11%

	Earnings before Income Taxes
	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2023	2022	As Reported	2023	2022	As Reported
Employer Services	$1,244.5	$1,095.7	14%	$3,042.6	$2,697.0	13%
PEO Services	261.0	227.2	15%	747.0	632.9	18%
Other	(141.5)	(133.0)	n/m	(357.6)	(329.2)	n/m
	$1,364.0	$1,189.9	15%	$3,432.0	$3,000.7	14%

	Margin
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	YoY Growth	2023	2022	YoY Growth
Employer Services	37.3%	36.5%	80 bps	33.7%	32.7%	100 bps
PEO Services	16.4%	15.0%	140 bps	16.5%	15.3%	120 bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three months ended March 31, 2023 due to strong client retention and new business started from New Business Bookings, an increase in our pays per control of 4%, and an increase in interest earned on funds held for clients, partially offset by an unfavorable impact of one percentage point from foreign currency.

Revenues increased for the nine months ended March 31, 2023 due to strong client retention and new business started from New Business Bookings, an increase in our pays per control of 5%, and an increase in interest earned on funds held for clients, partially offset by an unfavorable impact of two percentage points from foreign currency.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased 14% and 13% for the three and nine months ended March 31, 2023, respectively, due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were due to increased costs to service our client base in support of our growing revenue, increases in selling expenses, and continued investments and costs to develop, support, and maintain our new and existing products.

Margin

Employer Services' margin increased for the three and nine months ended March 31, 2023 due to the increases in revenues discussed above, partially offset by increased selling expenses, and a reversal of COVID-19 credit loss reserves of $26.0 million in the three and nine months ended March 31, 2022.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Nine Months Ended		Change
	March 31,				March 31,
	2023	2022	$	%	2023	2022	$	%
PEO Services' revenues	$1,592.0	$1,513.8	$78.2	5%	$4,524.7	$4,136.7	$388.0	9%
Less: PEO zero-margin benefits pass-throughs	956.3	897.2	59.1	7%	2,846.3	2,600.6	245.7	9%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$635.7	$616.6	$19.1	3%	$1,678.4	$1,536.1	$142.3	9%

PEO Services' revenue increased for the three and nine months ended March 31, 2023, due to increases in average worksite employees of 3% and 8% for the three and nine months ended March 31, 2023, respectively, as compared to the three and nine months ended March 31, 2022 and due to an increase in zero-margin benefits pass-throughs.

Earnings before Income Taxes

PEO Services' earnings before income taxes increased 15% and 18% for the three and nine months ended March 31, 2023, respectively, due to the increased revenues discussed above, lower state unemployment insurance costs, and changes in our estimated losses related to ADP Indemnity, partially offset by increased selling expenses, and an increase in zero-margin benefits pass-through costs of $59.1 million and $245.7 million for the three and nine months ended March 31, 2023, respectively.

Margin

PEO Services' margin increased for the three and nine months ended March 31, 2023 due to the increase in revenues discussed above, lower state unemployment insurance costs, and changes in our estimated losses related to ADP Indemnity, partially offset by increases in zero-margin benefits pass-throughs, and increases in selling expenses.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $16.9 million and $32.1 million for the three and nine months ended March 31, 2023, respectively, as compared to approximately $6.9 million and $21.5 million for the three and nine months ended March 31, 2022, which was primarily a result of changes in our estimated actuarial losses. In July 2022, ADP Indemnity paid a premium of $284 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2023 policy year on terms substantially similar to the fiscal 2022 reinsurance policy.

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

	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2023	2022	As Reported	2023	2022	As Reported

Net earnings	$1,043.1	$928.5	12%	$2,635.3	$2,323.4	13%
Adjustments:
Provision for income taxes	320.9	261.4		796.7	677.3
All other interest expense (a)	17.6	17.9		53.0	53.5
All other interest income (a)	(15.6)	(1.1)		(30.4)	(3.5)
Transformation initiatives (b)	6.3	1.3		7.9	2.3
Legal settlements (c)	—	—		(3.8)	—
Adjusted EBIT	$1,372.3	$1,208.0	14%	$3,458.7	$3,053.0	13%
Adjusted EBIT Margin	27.8%	26.8%		25.6%	24.7%

Provision for income taxes	$320.9	$261.4	23%	$796.7	$677.3	18%
Adjustments:
Transformation initiatives (d)	1.6	0.3		2.0	0.5
Legal settlements (d)	—	—		(1.0)	—
Adjusted provision for income taxes	$322.5	$261.7	23%	$797.7	$677.8	18%
Adjusted effective tax rate (e)	23.5%	22.0%		23.2%	22.6%

Net earnings	$1,043.1	$928.5	12%	$2,635.3	$2,323.4	13%
Adjustments:
Transformation initiatives (b)	6.3	1.3		7.9	2.3
Income tax provision/(benefit) for transformation initiatives (d)	(1.6)	(0.3)		(2.0)	(0.5)
Legal settlements (c)	—	—		(3.8)	—
Income tax provision/(benefit) for legal settlements (d)	—	—		1.0	—
Adjusted net earnings	$1,047.8	$929.5	13%	$2,638.4	$2,325.2	13%

Diluted EPS	$2.51	$2.21	14%	$6.33	$5.51	15%
Adjustments:
Transformation initiatives (b) (d)	0.01	—		0.01	—
Legal settlements (c) (d)	—	—		(0.01)	—
Adjusted diluted EPS	$2.52	$2.21	14%	$6.34	$5.51	15%

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

(b) In the three and nine months ended March 31, 2023, transformation initiatives include consulting costs relating to our company wide transformation initiatives, partially offset by net reversals relating to severance. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions taken as part of our broad-based, company-wide transformation initiative.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2023
Consolidated revenue growth as reported	9%	9%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	1%	1%
Consolidated revenue growth, organic constant currency	10%	11%

Employer Services revenue growth as reported	11%	9%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	1%	2%
Employer Services revenue growth, organic constant currency	12%	11%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, cash and cash equivalents were $1.8 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at March 31, 2023 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2023 and 2022, respectively, are summarized as follows:

	Nine Months Ended
	March 31,
	2023	2022	$ Change
Cash provided by / (used in):
Operating activities	$3,021.9	$2,186.6	$835.3
Investing activities	(2,052.8)	(5,963.7)	3,910.9
Financing activities	(5,686.2)	22,378.7	(28,064.9)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(25.3)	(14.2)	(11.1)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(4,742.4)	$18,587.4	$(23,329.8)

Net cash flows provided by operating activities increased due to growth in our underlying business (net income adjusted for non-cash adjustments), and a net favorable change in the components of operating assets and liabilities, primarily due to timing on collections of accounts receivable and a decrease in incentive compensation payments, as compared to the nine months ended March 31, 2022.

Net cash flows used in investing activities changed due to the timing of purchases and proceeds of corporate and client funds marketable securities of $3,987.4 million.

Net cash flows used in financing activities changed due to a net decrease in the cash flow from client funds obligations of $28,441.0 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, an increase in dividends paid, and net payments related to reverse repurchase agreements. These were partially offset by a decrease in repurchases of common stock in the nine months ended March 31, 2023.

We purchased approximately 3.5 million shares of our common stock at an average price per share of $231.45 during the nine months ended March 31, 2023, as compared to purchases of 7.0 million shares at an average price per share of $213.17 during the nine months ended March 31, 2022. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2023 and June 30, 2022, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Average daily borrowings (in billions)	$1.5	$1.2	$3.2	$1.7
Weighted average interest rates	4.5%	0.1%	3.1%	0.1%
Weighted average maturity (approximately in days)	1 day	1 day	2 days	1 day

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2023, there were no outstanding obligations related to repurchase agreements. At June 30, 2022, the Company had $136.4 million of outstanding obligations related to reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Average outstanding balances	$343.2	$93.2	$811.2	$172.8
Weighted average interest rates	4.4%	0.3%	3.1%	0.2%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $3.75 billion, 364-day credit agreement that matures in June 2023 with a one year term-out option. In addition, we have a five-year $2.75 billion credit facility and a five-year $3.2 billion credit facility maturing in June 2024 and June 2026, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2023 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing, including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through March 31, 2023. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the nine months ended March 31, 2023 were $142.8 million, as compared to $126.3 million for the nine months ended March 31, 2022. We expect capital expenditures in fiscal 2023 to be between $175 million and $200 million, as compared to $177.1 million in fiscal 2022.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Average investment balances at cost:
Corporate investments	$3,564.9	$3,229.0	$5,479.9	$3,771.8
Funds held for clients	39,174.5	38,141.4	33,952.0	32,372.1
Total	$42,739.4	$41,370.4	$39,431.9	$36,143.9

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	2.7%	0.7%	2.0%	0.8%
Funds held for clients	2.5%	1.2%	2.3%	1.3%
Total	2.6%	1.2%	2.2%	1.3%

Net realized losses/(gains) on available-for-sale securities	$0.9	$0.3	$13.9	$(0.2)

	March 31, 2023	June 30, 2022
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(1,908.4)	$(1,721.4)

Total available-for-sale securities at fair value	$29,662.5	$28,391.6

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 1.3% for the nine months ended March 31, 2022 to 2.2% for the nine months ended March 31, 2023. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $12 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2024. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $5 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2024.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2)
Period
January 1 to 31, 2023	341,455	$235.27	340,092	$4,808,091,118

February 1 to 28, 2023	338,639	$224.85	338,117	$4,732,064,330

March 1 to 31, 2023	501,981	$217.45	501,321	$4,623,057,116
Total	1,182,075		1,179,530

(1)  During the three months ended March 31, 2023, pursuant to the terms of our restricted stock program, the Company purchased 2,545 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)  On November 9, 2022, the Board of Directors authorized the repurchase of $5 billion of our common stock, replacing in its entirety the previous 2019 authorization to purchase up to $5 billion of common stock included in the table above as follows:

Date of Approval
November 2022	$5 billion

There is no expiration date for the new common stock repurchase authorization.

Item 5. Other Information

On April 28, 2023, the Board of Directors (the “Board”) of Automatic Data Processing, Inc. (the “Company”) amended and restated the Company’s By-Laws (as so amended and restated, the “By-Laws”) to:

a.update the advance notice provisions for the nomination of directors to require that proposing stockholders and proposed nominees provide a completed director and stockholder questionnaire and other information that the Company may reasonably request and to update such information promptly if it ceases to be accurate or complete in any material respect;
b.require that any stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white;
c.clarify that the Delaware General Corporate Law default standard applies for stockholder voting and meeting adjournment procedures;
d.increase the Board quorum requirement from one-third to a majority standard of directors then in office; and
e.make other modernizing and clarifying changes.

The foregoing description of the By-Laws does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the By-Laws, which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated By-laws of Automatic Data Processing, Inc., dated April 28, 2023
31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 1, 2023	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)