Form 10-K
period 2023-06-30
AUTOMATIC DATA PROCESSING INC
filed 2023-08-03
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $98,849,691,982. On July 31, 2023 there were 411,986,870 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders.	Part III

Part I
Item 1. Business
CORPORATE BACKGROUND
General
In 1949, our founders established ADP to shape the world of work with a simple, innovative idea: help clients focus on their business by solving their payroll challenges. Today, we are one of the world’s leading global technology companies providing comprehensive cloud-based human capital management (HCM) solutions that unite HR, payroll, talent, time, tax and benefits administration. Our unmatched experience, expertise, insights and cutting-edge technology have transformed HCM from an administrative challenge to a strategic business advantage. Tailored to meet the needs of businesses of all sizes, we help them work smarter today so they can have more success tomorrow. We serve over 1 million clients and pay over 41 million workers in 140 countries and territories. Our common stock is listed on the NASDAQ Global Select Market® under the symbol “ADP.”

When we refer to “we,” “us,” “our,” “ADP,” or the “Company” in this Annual Report on Form 10-K, we mean Automatic Data Processing, Inc. and its consolidated subsidiaries.

BUSINESS OVERVIEW
ADP’s Mission
Our mission is to power organizations with insightful Human Capital Management (HCM) solutions that meet the changing needs of our clients and their workers.
Data, digital technology, artificial intelligence, globalization, new business models and other significant events and disruptions continuously reshape the way people work. Our HCM technology, industry and compliance expertise and data insights deliver measurable results and peace-of-mind, and contribute to an engaged, productive workforce. Our leading technology and commitment to service excellence are at the core of our relationship with each one of our clients, whether it's a small, mid-sized or large organization operating in one or multiple countries around the world. We are always designing better ways to work through cutting-edge products, premium services and exceptional experiences that enable people to reach their full potential.

At ADP, we're enabling people to navigate the complex world of work with solutions, data and expertise they can trust, so everyone can reach their full potential.

ADP's Business Pillars
Our business is organized around three pillars which represent our core growth areas.
U.S. HCM Solutions: In the United States, we provide cloud-based HCM software with supporting service and expertise that assists employers of all types and sizes in managing the entire worker spectrum and employment cycle – from full-time to freelancer and from hire to retire.
U.S. HR Outsourcing (HRO) Solutions: In the United States, we offer comprehensive HRO solutions in which we provide complete management solutions for HR administration, payroll administration, talent management, employee benefits, benefits administration, employer liability management, and other HCM and employee benefits functions.
Global Solutions: We offer international HCM and HRO solutions, comprised of both local, in-country solutions and cloud-based multi-country solutions, to clients wherever they do business around the world.
ADP’s Strategy
Our business strategy has three key priorities:

Our Strategic Priorities

Lead with Best-in-Class
HCM Technology

Provide Unmatched
Expertise and Outsourcing

Benefit our Clients with our
Global Scale

With a large and growing addressable market, we are focused on our core growth areas and further enhancing our market position by executing on our Strategy:
• Lead with Best-in-Class HCM Technology. We design and develop world-class HCM platforms that simplify work and utilize enabling technologies like artificial intelligence and modern cloud architecture. We aim to solve the needs of our clients and their workers today by making HCM transactions effortless and compliant, while anticipating their needs of tomorrow by incorporating valuable data insights and guidance into our solutions to help them better understand their workforce and how they compare to industry peers, and position them to make better decisions.
• Provide Unmatched Expertise and Outsourcing Solutions. Our clients look to us as a source of expertise to understand key HR trends and best practices, employment and related legislation, and to offer thoughtful strategies to utilize HCM technology to achieve their business objectives and support their workforce. Many of our clients also look to us to take on responsibility for a portion or all of their HCM workflow via one of our HRO solutions. We intend to continue to build on our deep expertise and make it readily available to our clients through a variety of channels, ranging from traditional call and chat options to self-guided and AI-powered options. We will continue to leverage our decades of experience, our significant data insights, and investments in AI and other enabling technologies to help our clients and their workers navigate the ever-changing world of work.
• Benefit our Clients with Our Global Scale. Our clients benefit from our unmatched global footprint and scale in the HCM industry. We will continue to build on these strengths to further improve our client experience, and to add to our global footprint to further meet our clients where they choose to do business and address their needs for a distributed and flexible workforce. We intend to build more relationships with partners, such as through the ADP Marketplace, in order to provide clients with seamless integrations and customizations that simplify their HR processes and help them meet their needs. And we will grow our sales organization and continue to invest in best-in-class sales technology to not only make the purchase experience seamless but to also empower our sellers to provide the deep expertise and insights our clients, partners and influencers require to ensure they have the right HCM solutions to help them achieve their objectives and make a meaningful impact for their employees.
As we continue to invest in and execute on our Strategy, we intend to continue to exceed the expectations of our clients and enable them and their people to reach their full potential.
Innovation at ADP
Innovation is in our DNA. For over 70 years, we have proven that actively listening and responding to what clients and their employees need and want keeps the world of work progressing forward. We pioneered HCM automation, HCM in the cloud, mobile HCM and a digital HCM marketplace. This spirit of innovation remains a steady guide as we continue to listen and respond to emerging needs. As the business, data and digital technology landscape continues to rapidly evolve, what “work” means, how and where it gets done, and how workers are paid is changing as well.
Leveraging the power of data, we innovate by anticipating the future of work, the future of HCM and the future of pay to help our clients transform their businesses, simplify work and empower their workers.
The size and breadth of ADP gives us a unique opportunity, especially in the era of data and data-driven products, to test innovative ideas, validate hypotheses and refine solutions before we bring them to the market. This happens through our “client-zero” program, which forges a direct connection point between our internal HR practitioners and our technologists. A key area of focus is using data and feedback from front-line practitioners to build products that improve the employee experience and make HR technology more intentional and in the moment. By innovating with a client-centric mindset, we continue to transform work.
In today’s world of work, people-data has never been more important. It gives companies the information they need to identify the depth and scope of people issues, anticipate and solve challenges, foster connections across their workforce and drive business outcomes. Sitting at the center of workforce data, we leverage the unrivaled scale, breadth, and depth of our data to provide the insights businesses need to create a better world of work. Our data is also the basis for our renowned ADP National Employment Report, which the ADP Research Institute (ADPRI) and the Stanford Digital Economy Lab recently retooled to provide a more robust, independent high-frequency view of the labor market and trajectory of economic growth in the United States.
The scale and scope of our client base provides us an unrivaled HCM dataset, and we are focused on converting our data advantage into our client’s data advantage. We are doing this by differentiating our HCM solutions and providing our clients with insights that can help drive better decisions, and by continuing to identify and pursue new and additional data-as-a-service opportunities. We are leading this innovation effort with ADP® DataCloud, our award-winning machine learning (ML) and workforce analytics platform which is the largest private repository of payroll information available. DataCloud analyzes aggregated, anonymized and timely HCM and compensation data from more than 1 million     organizations across the U.S., powering solutions that provide clients with in-depth workforce and business insights that enable critical HR decisions.
Artificial intelligence (AI) drives many of the key features of ADP’s data products. In the U.S., ADP DataCloud's Skills Graph, our proprietary data structure, is based on more than 43 million employee records, 95 million resumes and 9 million job postings across more than 20 industries and 500 geographic areas, and uses large language models to extract, align and normalize key information such as skills, job titles and levels, education and qualifications from non-structured data and infers missing skills and qualifications from context. Skills Graph powers ADP’s Candidate Profile Relevancy tool to help score, assess and predict candidates who are the best fit for a job opening and is designed to minimize the introduction of bias by, among other things, focusing on the skills, education, and experience of an applicant. Skills Graph also powers our new Organizational Benchmarking Dashboard, which enables companies to decide how best to deploy their workers by comparing organizational metrics like headcount, labor costs and turnover against other similar businesses, as well as Talent Market Insights where organizations can explore jobs and locations to understand talent availability, skills, wages, turnover and time to fill. ADP’s Model-Based Benchmarks, powered by Skills Graph, also extend benchmarks to include compensation for up to 160 million workers. Model-Based Benchmarks are driven by a set of deep learning models that extract patterns and knowledge from millions of payroll records and job profiles to provide accurate information that reflects the reality of the position being researched. We offer similar tools to clients outside the United States, including through our ADP GlobalView® and ADP iHCM solutions.

ROLL
now
NOTIFICATION - Time to run payroll
Do you want to make a regularly scheduled or off-cycle payment? Let’s roll
Chat
A few seconds ago
Run Payroll
Payroll prep
Do you want to submit your regularly scheduled payroll for Jul 21, 2023, or do you want to submit an off-cycle payment? Tap the (i) for more info regrading off-cycle payments.
GOT IT

We are also using AI to respond to the needs of HR practitioners. ADP’s data-driven Intelligent Self-Service solution uses predictive analytics and machine learning to proactively address common employee HR challenges before the need to contact their HR departments arises, freeing HR practitioners to focus on higher value initiatives. It was named a “Top HR Product” at the 2022 HR Technology Conference, marking the 8th consecutive year we have received this award for continued product innovation.
ADP’s Pay Equity Storyboard combines analytics and benchmarking to help employers better understand potential pay gaps and provide them with real, up-to-date, aggregated and anonymized market data to understand how their compensation for a particular job compares to other similar employers. Insights powered by DataCloud are particularly important with respect to diversity, equity and inclusion (DEI) and, as part of our commitment to DEI, we introduced the first-of-its-kind, award-winning DEI benchmark to help companies assess DEI gaps, track their progress and achieve their goals, bolstering ADP’s suite of DEI offerings. It also earned acclaim in Fast Company’s first-ever list of the “Next Big Things in Tech,” which highlights tech breakthroughs that promise to define the future of their industries.
In harnessing the power of data through ML, ADP recognizes the importance of accountability, transparency, privacy, explainability and governance, and in furtherance of those goals has established an active AI & Data Ethics Committee, comprised of both industry leaders and ADP experts, which advises on emerging industry trends and concerns and provides guidance with respect to compliance with the principles that ADP should follow while developing products, systems and applications that involve AI, ML and data.
As we continue to explore the potential that new technologies like generative AI can provide as we design and develop innovative solutions, we understand the great responsibility we have to approach these innovations in a way that is ethical, secure, and compliant for our business and the clients and workers we serve around the world. This led to our establishment of an interdisciplinary working group across ADP to determine governance for use cases and adoption of a set of principles and processes to govern the use of these newer technologies, including operational monitoring of recommendations made by AI/ML technologies.
Built to be as dynamic as the world of work today, our next-gen platforms are designed for adaptability. Built from the ground up to be cloud-native, global, scalable and secure, our next-gen platforms are designed to provide our clients with the flexibility they need to address today’s and tomorrow’s workplace challenges, and to personalize the experience based on their needs. Built for dynamic teams, our next-gen HCM platform provides our clients with visibility into where work happens rather than into rigid organizational hierarchies and worker types. And, by deploying low-code applications, clients can easily tailor the solution to their needs.
Our next-gen payroll platform is a global solution that supports workers of all types and enables real-time, transparent, continuous payroll calculations. This next-gen payroll platform also unlocks flexible pay choices for our clients so they can provide the best pay experience for their workers. As the regulatory environment rapidly changes, making it harder for companies to navigate the complexities of payroll, our next-gen payroll platform’s built-in compliance capabilities enable our clients to focus on managing their business.
Additionally, we launched the “Roll™ by ADP” mobile-first solution – reimagining how small businesses do payroll. This groundbreaking payroll solution utilizes an AI-powered chat interface to turn traditional payroll management into an intuitive conversation that can complete payroll in under a minute. Leveraging ADP’s long-standing payroll expertise and data security, small business owners can download and self-purchase Roll and run payroll anywhere, anytime, quickly and compliantly, with no experience or training needed. The conversational experience runs off simple chat prompts such as “Run my payroll,” offering a frictionless experience that also allows clients to confidently handle compliance matters like tax filing and deposits.

11M+
Monthly Users
Available in
32 Languages

Good Morning, Joe
Workplace Safety Check-In
Last check-in: 1 day ago
Time Off Requests
6 Pending, 0 Overdue
Review Pay Statement
Last paid: Thursday, June 9, 173.33 hrs
Review your Team Timecard
Pay period: June 16 - June 29
Recommended
Benefits
Pay
Time Off
Status
Show
Workplace Safety Check-In
1 day ago
Last check-in
Home
To Do
People
More

Our innovative Wisely® payment and financial wellness offering includes a suite of personalized banking-alternative solutions designed to give employees fast and flexible choices to access their pay and other sources of income. Wisely® Pay is a network-branded paycard with a digital account, through which employees can access their pay, make purchases online and in store, deposit checks, load additional funds onto the card, and transfer funds to a bank account in the United States. Wisely also enables advanced capabilities and innovative features such as Earned Wage Access (EWA), automatic savings options, cash back rewards and bill pay that help employees take even more control of their finances. Wisely® Direct, a network-branded general purpose reloadable card that comes with a digital account, provides similar features and functionality but is offered directly to consumers. Our digital card offerings are banking alternatives that afford financial wellness tools designed to help members realize a better financial path forward.
‘Always Designing for People’ isn’t just a tag line – innovation is also about putting our clients first by giving them and their workers a faster, smarter and easier user experience (UX) that was designed with and for them. With a modern look and feel based on our new design system, our new UX is powered by data and ML and provides intuitive workflows that are available when and where our clients and their workers need it. We are investing in UX alignment and simplification across our strategic products and solutions, with new UX releases for RUN Powered by ADP®, MyADP, ADP® Mobile Solutions and, most recently, ADP Workforce Now®.
In addition, our ADP Mobile app simplifies how work gets done by enabling clients to process their payroll anywhere, and giving millions of their employees worldwide convenient access to their payroll and HR information in 32 languages. We expanded employee self-service via our app by incorporating ML-based recommendations for employees to better find information, correct missing information, and complete tasks more efficiently.
Reportable Segments
Our two reportable business segments are Employer Services and Professional Employer Organization (“PEO”), and are based on the way that management reviews the performance of, and makes decisions about, our business. For financial data by segment and by geographic area, see Note 14 to the “Consolidated Financial Statements” contained in this Annual Report on Form 10-K.
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

PRODUCTS AND SOLUTIONS
In order to serve the unique needs of our clients and their diverse types of businesses and workforce models, we provide a range of solutions which businesses of all types and sizes and across geographies can use to recruit, pay, manage, and retain their workforce. We address these broad market needs with our cloud-based strategic platforms: RUN Powered by ADP®, serving over 850,000 small businesses; ADP Workforce Now®, serving over 80,000 mid-sized and large businesses across our strategic pillars; and ADP Vantage HCM® and our next-gen HCM platform, serving large enterprise businesses. All of these solutions can be combined with ADP SmartCompliance® to address the increasingly broad and complex needs of employers. Outside the United States, we address the needs of over 65,000 clients with premier global solutions consisting of in-country solutions and multinational offerings, including ADP GlobalView®, ADP Celergo®/Streamline® and ADP iHCM.
Strategic Cloud-based Products and Solutions Across Client Size and Geography

Small businesses
(49 employees and below)

Midsized businesses
(50–999 employees)

Large businesses
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
Workforce Management. ADP’s Workforce Management offers a range of solutions to over 120,000 employers of all sizes, including time and attendance, absence management and scheduling tools. Time and attendance solutions include time capture via online timesheets, timeclocks with badge readers, biometrics and touch-screens, telephone/interactive voice response, and mobile smartphones and tablets. These tools automate the calculation and reporting of hours worked, helping employers prepare payroll, control costs and overtime, and manage compliance with wage and hour regulations. Absence management tools include accrued time off, attendance policy and leave case management modules. Our employee scheduling tools simplify visibility, offer shift-swapping capabilities and can assist managers with optimizing schedules to boost productivity and minimize under- and over-staffing. We also offer data analytics and reporting tools that provide clients with insights, benchmarks and performance metrics so they can better manage their workforce. In addition, industry-specific modules are available for labor forecasting, budgeting, activity and task management, grant and project tracking, and tips management.
Compliance Solutions. ADP’s Compliance Solutions provides industry-leading expertise in payment compliance and employment-related tax matters that complement the payroll, HR and ERP systems of our clients. In our fiscal year ended June 30, 2023, in the United States, we processed and delivered more than 79 million employee year-end tax statements and moved more than $3.1 trillion in client funds to taxing and other agencies, our clients’ employees and other payees.
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
Professional Employer Organization. ADP TotalSource is enabled by ADP Workforce Now and offers small and mid-sized businesses a comprehensive HR outsourcing solution through a co-employment model. With a PEO, both ADP and the client have a co-employment relationship with the client’s employees. We assume certain employer responsibilities such as payroll processing and tax filings, and the client maintains control of its business and all management responsibilities. ADP TotalSource clients are able to offer their employees services and benefits on par with those of much larger enterprises, without the need to staff a full HR department. With our cloud-based HCM software at the core, we serve more than 16,000 clients and more than 725,000 worksite employees in all 50 U.S. states. ADP TotalSource is the largest PEO certified by the Internal Revenue Service as meeting the requirements to operate as a Certified Professional Employer Organization under the Internal Revenue Code. As a full-service PEO, ADP TotalSource provides a broad range of HR administrative services, including payroll and payroll tax, employer compliance, HR guidance, employee benefits and benefit administration, talent strategies, and workers’ compensation insurance including risk and claims management. Some of the rich offerings available through ADP TotalSource to address today’s workplace challenges include:
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
We also offer comprehensive, country-specific HCM solutions that combine innovative technology with deep local expertise. By operating a flexible service model, we help clients manage various combinations of payroll services, HR management, time and attendance management, talent management and benefits management, depending on the country in which the solution is provided.
We pay over 15 million workers outside the United States with our in-country solutions and with ADP GlobalView, ADP Celergo/Streamline and ADP iHCM – our simplified and intuitive multi-country solutions. As part of our global payroll services, we supply year-end regulatory and legislative tax statements and other forms to our clients’ employees. Our global talent management solutions elevate the employee experience, from recruitment to ongoing employee engagement and development. Our comprehensive HR solutions combined with our deep expertise make our clients’ global HR management strategies a reality. Our configurable, automated time and attendance tools help global clients understand the work being performed and the resources being used, and help ensure the right people are in the right place at the right time.
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
Competition for business outsourcing solutions is primarily based on product and service quality, reputation, ease of use and accessibility of technology, breadth of offerings, and price. We believe that we are competitive in each of these areas and that our leading-edge technology (together with our data) and commitment to service excellence, distinguishes us from our competitors.
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
As one of the world’s largest providers of HCM solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. We are, therefore, subject to compliance obligations under federal, state and foreign privacy, data protection, artificial intelligence (AI) and cybersecurity-related laws, including federal, state and foreign security breach notification laws with respect to both client employee data and our own employee data. The changing nature of these comprehensive laws in the United States, Europe and elsewhere, including the European Union’s (the “EU”) General Data Protection Regulation (the “GDPR”) and the California Privacy Rights Act of 2020 (the “CPRA”), impact our processing of personal information of our employees and on behalf of our clients. The GDPR imposes strict and comprehensive requirements on us as both a data controller and a data processor. As part of our overall data protection compliance program, including with respect to data protection laws in the EU, we are one of the few companies in the world to have implemented Binding Corporate Rules (“BCRs”). Compliance with our BCRs permits us to process and transfer personal data across borders in accordance with the GDPR and other data protection laws in the EU. The CPRA requires companies to provide data disclosure, access, deletion and opt-out rights to consumers in California. In the area of artificial intelligence, some states and localities in the U.S. have proposed or already enacted legislation and proposals are pending in the European Union and elsewhere that would impose obligations on how we develop and market AI-based products and solutions. Additionally, self-regulatory frameworks like the National Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to these may become an industry standard or client expectation. In the United States, the Health Insurance Portability and Accountability Act of 1996 applies to our insurance services businesses and ADP TotalSource.
As part of our payroll and payroll tax management services, we move client funds to taxing authorities, our clients’ employees and other payees via electronic transfer, direct deposit, prepaid access and ADPCheck. In 2019, the Office of the Comptroller of Currency (the “OCC”) authorized us to open ADP Trust Company, National Association (the “ADP Trust Bank”), via a national trust bank charter pursuant to the National Bank Act. The ADP Trust Bank is the sole trustee of ADP Client Trust, our grantor trust which holds U.S. client funds, and is responsible for the oversight and management of those client funds. The ADP Trust Bank, and all of its fiduciary activities including the U.S. money movement it oversees and manages via ADP Client Trust, is subject to comprehensive ongoing oversight and regulation by the OCC. In addition, our U.S. money movement managed by the ADP Trust Bank and our U.S. prepaid access offering are subject to the anti-money laundering and reporting provisions of The Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (the “BSA”). Elements of our money movement activities outside of the United States are subject to licensing and similar anti-money laundering and reporting laws and requirements in certain countries in which we provide such services. Our employee background screening services business offers background checking services that are subject to the Fair Credit Reporting Act. ADP TotalSource is subject to various state licensing requirements and, as a Certified PEO, maintains certifications with the Internal Revenue Service. Because ADP TotalSource is a co-employer with respect to its clients’ worksite employees, we may be subject to certain obligations and responsibilities of an employer under federal and state tax, insurance and employment laws, including worksite employee payroll obligations and with respect to claimed employee retention and other tax credits. ADP Strategic Plan Services, LLC, our registered investment adviser, provides certain investment management and advisory services to retirement plan administrators under a heightened “fiduciary” standard and is regulated by the SEC and the U.S. Department of Labor. ADP Broker-Dealer, Inc., which supports our Retirement Services business, is a registered broker-dealer regulated by the SEC and the Financial Industry Regulatory Authority (FINRA).
Our current and future offerings in the payments and/or consumer space may also subject us to additional laws and regulations, which could also require corresponding compliance programs and policies and dedicated resources.

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
CLIENTS AND CLIENT CONTRACTS
We provide services to more than 1 million clients. In fiscal 2023, no single client or group of affiliated clients accounted for revenues in excess of 2% of our annual consolidated revenues.
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
Our business is typically characterized by long-term client relationships that result in recurring revenue. Our services are provided under written price quotations or service agreements having varying terms and conditions. No one price quotation or service agreement is material to us. Based on our retention levels in fiscal 2023, our client retention is estimated at approximately 13 years in Employer Services, and approximately 6 years in PEO.
PRODUCT DEVELOPMENT
We continually upgrade, enhance, and expand our solutions and services. In general, new solutions and services supplement rather than replace our existing solutions and services and, given our recurring revenue model, do not have a material and immediate effect on our revenues. We believe that our strategic solutions and services have significant remaining life cycles.
SYSTEMS DEVELOPMENT AND PROGRAMMING
During the fiscal years ended June 30, 2023, 2022 and 2021, we invested approximately $1.195 billion, $1.210 billion and $1.016 billion, respectively, in systems development and programming. These investments include expenses for activities such as the development of new products, maintenance expenses associated with our existing technologies, purchases of new software and software licenses, and additions to software resulting from business combinations.
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
Our Chief Human Resources Officer (CHRO), together with our Executive Leadership Team, manages our HCM strategy and related programs and initiatives, as well as our talent strategy. Our CHRO, along with our CEO, as appropriate, regularly updates and supports our Compensation and Management Development Committee of the Board (“CMDC”) as well as the Board of Directors on HCM matters, including culture, engagement, and diversity, equity, inclusion and belonging. The CMDC is responsible for these matters, as well as our executive compensation program, management succession planning and talent development, and company-wide equity-based plans.
Our Associates and Demographics
As of June 30, 2023, our global team of associates consisted of approximately 63,000 persons. We track certain gender and racial demographics of our workforce and share them in our annual Global Corporate Social Responsibility (“CSR”) Report, which is available on our website. Nothing in our CSR Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Our Culture and Values
More than 70 years ago, our founders established the values that guide us today.
These values have helped shape our one-of-a-kind culture, which embraces diversity, equity, inclusiveness and belonging.
Our long-term business success is closely linked to our commitment to creating an environment in which our associates thrive, and that means we have to listen to and engage our associates. We conduct an annual culture survey, myVoice, where our associates can share their opinions on important topics, including client service, diversity, social responsibility, ethics, innovation and leadership. Along with many of our world-class clients, we leverage our innovative StandOut® powered by ADP platform, to drive talent engagement, performance management and activation. We issue quarterly global
StandOut® Engagement Pulse® and Performance Pulse® surveys to ensure that all associates can share with their leaders how they feel about their work and their colleagues, and for us to get a snapshot of engagement across the globe.
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
We have a number of initiatives to strengthen and further cultivate our inclusive and diverse culture, starting with our Talent Task Force for all of our people leaders, which includes diversity goals for our senior leaders that are tied to their compensation as an incentive to diversify our leadership ranks. Our Workforce Diversity Initiative uses data analysis to identify and focus on opportunities to increase the number of underrepresented associates in our workforce to better reflect the communities we serve. Our voluntary business resource groups (BRGs), which cover a broad array of diverse associates that share common interests and experiences, make us stronger by promoting diversity and cultural awareness, accelerating associate engagement, retention and career development, helping build relationships with diverse markets in our communities, and promoting the conservation and restoration of natural resources.
We have undertaken and implemented several initiatives that underpin our culture, values and talent practices, including:
• Continuing to eliminate a college degree requirement to expand the applicant pool for non-specialized roles, such as those in our sales, service and implementation and technology organizations;
• Launching ADP’s Impact Council, activating top executives to align their business unit practices and outcomes with our diversity, equity and inclusion strategy; and
• Establishing partnerships with the National Black MBA Association, the United Negro College Fund, Prospanica, the Anita Borg Institute for Women and Technology and Disability:IN to further diversify our talent pipeline and educate and develop their members.
In addition, we are deeply committed to fair and equitable pay, which is critical to creating a diverse, inclusive and engaging culture. We make pay decisions based on skills, job-related experience, the market value of the job and performance, and in the U.S. and Canada do not ask candidates for prior pay history, whether or not we are required to do so.
Our commitment to building a better world of work and creating a workplace where everyone can thrive has led to recognition across the globe, including Fortune’s World’s Most Admired Companies (17 consecutive years); Best Place to Work for LGBTQ+ Equality (13 consecutive perfect scores on the Human Rights Campaign Foundation’s Corporate Equality Index); DiversityInc Top 50 Companies for Diversity; Seramount’s Best Companies. for Multicultural Women; Barron’s 100 Most Sustainable Companies; and Newsweek’s America’s Most Responsible Companies.
Our Talent Strategy
Our talent strategy is simple – we aim to attract, develop and retain ambitious, passionate and overall top talent by offering a place where our people can grow their careers, challenge themselves, share generously, take risks, and create positive change. This has allowed us to be consistently recognized by esteemed organizations as an employer of choice year after year.
We invest in our team members so that they have the skills necessary to succeed and grow their careers. The ADP talent journey begins with an innovative, engaging and comprehensive onboarding process followed by extensive training and mentorship. Thereafter, our associates can access a wide range of professional and functional skills training to further continue and enhance performance and career development. Our professional skills program provides on-demand and self-paced learning paths on key topics such as business acumen, client service, time management, teamwork and collaboration, communication and career management. Our leadership program is designed to help leaders build self-awareness, cultivate strong internal relationships, establish a leadership model that is unique to their strengths and achieve better decision-making using systems thinking.
Our Benefits and Health and Wellness Programs
The wide range of benefits and health and wellness programs we offer contribute to an environment where all our associates add to our success. Our associates receive a competitive benefits package, intended to help them enjoy physical, emotional and financial well-being and be productive members of their teams. While exact benefits vary by associate and region, they typically include health care coverage, a 401(k) plan with company matching contributions for U.S. associates, life insurance, paid time off and tuition reimbursement. We particularly emphasize benefits that support individual and family needs (parental leave, adoption/fertility benefits and caregiver support), and constantly update our programs according to our associates’ needs.
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

LEGAL AND COMPLIANCE RISKS
Failure to comply with, compliance with or changes in, laws and regulations applicable to our businesses could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
Our business is subject to a wide range of complex U.S. and foreign laws and regulations, including, but not limited to, the laws and regulations described in the “Industry Regulation” section in Part I, Item 1 of this Annual Report on Form 10-K. Failure to comply with laws and regulations applicable to our operations or client solutions and services could cause us to incur substantial costs or could result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, the imposition of consent orders or civil and criminal penalties, including fines, and lawsuits, including class actions, that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.
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

Because our PEO is a co-employer with our PEO clients and a Certified PEO by the Internal Revenue Service, we may be subject to certain obligations, responsibilities and liabilities of an employer with respect to Worksite Employees (WSE), including with respect to their wages and the payment thereof, the payment of certain taxes with respect to WSE wages and employee benefits provided to the WSEs. Even though PEO clients are contractually responsible for the timely remittance of such costs, it is possible that our clients will not remit such payments despite their contractual obligations. The risk of failing to receive such payments from PEO clients could be magnified during significant financial or other disruptions or catastrophic events, such as the failure of a bank, like that of Signature Bank or Silicon Valley Bank, with whom a significant number of PEO clients may bank at the time, or more widespread stress or failure within the U.S. banking system. Any such event could prevent or materially delay the recovery of any payments not timely remitted and could have an adverse impact on our financial results and liquidity.

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
We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we regularly review, upgrade and enhance our policies and procedures. However, there can be no assurance that our employees, consultants or agents will not take actions in violation of our policies for which we may be ultimately responsible, or that our policies and procedures will be adequate or will be determined to be adequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines, which could damage our reputation and have a materially adverse effect on our results of operation or financial condition. Further, bank regulators continue to impose additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses and third-party senders to be higher risk customers for money laundering. As a result, our banking partners that assist in processing our money movement transactions may limit the scope of services they provide to us or may impose additional material requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to materially change the manner in which we conduct some aspects of our business, may decrease our revenues and earnings and could have a materially adverse effect on our results of operations or financial condition.
Failure to comply with privacy, data protection, artificial intelligence and cyber security laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences
The collection, storage, hosting, transfer, processing, disclosure, use, security and retention and destruction of personal information required to provide our services is subject to federal, state and foreign privacy, data protection and cyber security laws. These laws, which are not uniform, generally do one or more of the following: regulate the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), processing, disclosure, use, security and retention and destruction of personal information; require notice to individuals of privacy practices; give individuals certain access and correction rights with respect to their personal information; and regulate the use or disclosure of personal information for secondary purposes such as marketing. Under certain circumstances, some of these laws require us to provide notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. The European Union (the “EU”) General Data Protection Regulation (the “GDPR”), and state consumer privacy laws like the California Privacy Rights Act of 2020 (the “CPRA”), are among the most comprehensive of these laws, and more and more jurisdictions are adopting similarly comprehensive laws that impose new data privacy protection requirements and restrictions. As part of our overall data protection compliance program in connection with the GDPR, we implemented Binding Corporate Rules (“BCRs”) as both a data processor and data controller, which permits us to process and transfer personal data across borders in compliance with EU data protection laws.
We believe that providing insights and content from data, including via artificial intelligence (AI) and machine learning (ML), will become increasingly important to the value that our solutions and services deliver to our clients. We are increasingly leveraging AI and ML in our solutions and service delivery and are exploring how best to integrate generative AI technologies and develop and deploy capabilities that are beneficial to our clients and their employees. However, legislation that would govern the development and/or use of AI is under consideration in the U.S. at the state and local level, as well as abroad. In addition, self-regulatory frameworks like the National

Institute of Standards and Technology AI Risk Management Framework are being promulgated and adherence to these may become an industry standard or a client expectation. As a result, the ability to provide data-driven insights and otherwise leverage AI and ML may be constrained by current or future laws, regulatory or self-regulatory requirements or ethical considerations, including our own published, guiding ethical principles regarding AI and ML, that could restrict or impose burdensome and costly requirements on our ability to leverage data and/or these technologies in innovative ways.
Complying with privacy, data protection, AI and cyber security laws and requirements, including the enhanced obligations imposed by the GDPR, our BCRs and the CPRA, may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. In addition, data security events, concerns about privacy abuses by other companies and increased awareness of the potential (positive and negative) of AI are changing consumer and social expectations for enhanced protections (including with respect to bias and potential discrimination). As a result, noncompliance, the failure to meet such expectations or the perception of noncompliance or such failure, whether or not valid, may damage our reputation.
If we fail to protect our intellectual property rights, it could materially adversely affect our business and our brand
Our ability to compete and our success depend, in part, upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, clients, vendors, partners and others to protect our intellectual property rights. We may need to devote significant resources, including cybersecurity resources, to monitoring our intellectual property rights. In addition, the steps we take to protect our intellectual property rights may be inadequate or ineffective, or may not provide us with a significant competitive advantage. Our intellectual property could be wrongfully acquired as a result of a cyber-attack or other wrongful conduct by third parties or our personnel. Litigation brought to protect and enforce our intellectual property rights could be costly and time-consuming. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, which may be successful. In addition, use of AI tools may result in the release of confidential or proprietary information which could limit our ability to protect, or prevent us from protecting, our intellectual property rights.
We may be sued by third parties for infringement of their proprietary rights, which could have a materially adverse effect on our business, financial condition or results of operations
There is considerable intellectual property development activity in our industry. Third parties, including our competitors, may own or claim to own intellectual property relating to our products or services and may claim that we are infringing their intellectual property rights. Additionally, as we expand our use of AI, there is uncertainty regarding intellectual property ownership and license rights of AI algorithms and content generated by AI and we may become subject to similar claims of infringement. We may be found to be infringing upon third party intellectual property rights, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us or if we decide to settle, could require that we pay substantial damages or ongoing royalty payments, obtain licenses, modify applications, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients, vendors or partners in connection with any such claim or litigation. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming.
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
We have programs and processes in place to prevent, detect and respond to data or cybersecurity incidents. However, as a result of the complexity of our operating environment, the period over which hardware and software has been acquired or other reasons, our programs and processes may not be sufficient or adequate or may fail to prevent, detect or respond to a cybersecurity incident or identify and/or remediate a security vulnerability in our operating environment. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, are increasingly more complex and sophisticated (including due to the use of AI). We may fail to anticipate or detect these techniques and/or incidents for long periods of time and, even when we do so, we may be unable or fail to implement adequate or timely preventive or responsive measures. Our ability to address data or cybersecurity incidents may also depend on the timing and nature of assistance that may be provided from relevant governmental or law enforcement agencies. Hardware, software, applications or services that we develop or procure from third parties, or are required by third parties such as foreign governments to install on our systems, may contain defects in design or manufacture or other problems that could (or, in respect of third-party software, may be designed to) compromise the confidentiality, integrity or availability of data or our systems. Unauthorized parties also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other methods of deceiving these third parties or our personnel, including phishing and other social engineering techniques whereby attackers use end-user behaviors to distribute computer viruses and malware into our systems or otherwise compromise the confidentiality, integrity or availability of data or our systems. As these threats continue to evolve and increase (including due to the use of AI), we continue to invest significant resources, and may be required to invest significant additional resources, to modify and enhance our information security and controls and to investigate and remediate any security vulnerabilities. In addition, while our operating environments are designed to safeguard and protect confidential personal and business information, we may not have the ability to monitor the implementation or effectiveness of any safeguards by our clients, vendors or partners and, in any event, third parties may be able to circumvent those security measures. Information obtained by malevolent parties (including our personnel) resulting from successful attacks against our clients, vendors, partners or other third parties may, in turn, be used to attack our information technology systems.
A cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, ransomware attack, theft of non-public or other sensitive information, or similar act by a malevolent party (including our personnel), or inadvertent acts or inactions by our vendors, partners or personnel, could result in the loss, disclosure or misuse of confidential personal or business information or the theft of client or ADP funds, which could have a materially adverse effect on our business or results of operations or that of our clients, result in liability, litigation, regulatory investigations and sanctions or a loss of confidence in our ability to serve clients, or cause current or potential clients to choose another service provider. As the global environment continues to grow increasingly hostile, the security of our operating environment is ever more important to our clients and potential clients. As a result, the breach or perceived breach of our security systems could result in a loss of confidence by our clients or potential clients and cause them to choose another service provider, which could have a materially adverse effect on our business.
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
BUSINESS AND INDUSTRY RISKS
Our industry is subject to rapid technological change, including as a result of AI, and if we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, the demand for our solutions and services may materially diminish
Our businesses operate in industries that are subject to rapid technological advances (such as AI) and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our technology, solutions and services, including by leveraging AI in our solutions. If we fail to respond successfully to technology challenges and client needs and preferences or our competitors or other third parties respond to such challenges more quickly or successfully than us, the demand for our solutions and services may diminish. As new technologies (such as AI) continue to emerge, they may be disruptive to the HCM industry. These technologies could result in new and innovative HCM products and solutions that could increase competition, place us at a competitive disadvantage or even render obsolete our technology, products and solutions. In addition, investment in product development and new technologies often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development and new technologies. We must continue to dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in products the market will accept. In addition, our business could be adversely affected in periods surrounding our new product introductions if clients delay purchasing decisions to evaluate the new product offerings. Furthermore, we may not execute successfully on our product development strategy, including because of challenges with regard to product planning and timing and technical hurdles that we fail to overcome in a timely fashion. We may fail to realize all the economic benefit of our investment in the development of a product which could cause an impairment of goodwill or intangibles and result in a significant charge to earnings.
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

A major natural disaster or catastrophic event could have a materially adverse effect on our business, operations, financial condition and results of operations, or have other adverse consequences
Our business, operations, financial condition, results of operations, access to capital markets and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attack, pandemics or other (actual or threatened) public health emergencies, extreme weather, such as droughts, hurricanes, flooding and wildfires (including as a result of climate change), or other events beyond our control, and measures taken in response thereto.

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

In connection with our client funds assets investment strategy, we attempt to minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by generally impounding the client’s funds at the time of payment of such client’s obligation. When we don’t impound client funds by the time we pay such client obligations (including for PEO clients with respect to which we are legally obligated for payroll and tax obligations in respect of WSEs as a Certified PEO), we are at risk of not recovering such funds or a material delay in such recovery. Such risk could be magnified during significant financial or other disruptions or catastrophic events, such as the failure of a bank with whom a significant number of clients may bank at the time or more widespread stress or failure within the U.S. banking system. Any such event could prevent or materially delay the recovery of any funds from clients and could have an adverse impact on our financial results and liquidity.

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

We publicly share certain information about our environmental, social and governance (“ESG”) initiatives, including our net zero greenhouse gas emissions pledge. We may face increased scrutiny related to our ESG initiatives and any related targets, including from the investment community. In addition, our ability to achieve certain ESG initiatives and targets may depend on the actions or continuing requirements of governmental entities (e.g., our paperless initiatives may depend on whether certain states continue to require employers to offer employees to be paid via paper check or to obtain employee consent to be paid electronically instead of via paper check). Our failure to achieve progress in these and other ESG areas on a timely basis, or at all, could impact our reputation, business, including employee retention, and growth.
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
Our business could be negatively impacted as a result of actions by activist stockholders or others
We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, including with respect to our ESG efforts, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential clients and business partners and may affect our relationships with current clients, vendors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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

In addition, the nature of the office environment and remote or hybrid working is changing, which may make it more difficult to attract and retain personnel. It may also present operational and workplace culture challenges that may adversely affect our business.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
ADP owns 7 of its processing/print centers, and 13 other operational offices, sales offices, and its corporate headquarters in Roseland, New Jersey, which aggregate approximately 2,975,188 square feet. None of ADP's owned facilities is subject to any material encumbrances. ADP leases space for some of its processing centers, other operational offices, and sales offices. All of these leases, which aggregate approximately 5,595,720 square feet worldwide, expire at various times up to the year 2033. ADP believes its facilities are currently adequate for their intended purposes and are adequately maintained.
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
The principal market for the Company’s common stock is the NASDAQ Global Select Market under the symbol ADP. As of June 30, 2023, there were 32,322 holders of record of the Company’s common stock. As of such date, 1,442,988 additional holders held their common stock in “street name.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2) (3)
April 1, 2023 to April 30, 2023	446,225	$215.30	441,377	$4,528,050,996
May 1, 2023 to May 31, 2023	511,026	$213.80	509,837	$4,419,043,544
June 1, 2023 to June 30, 2023	484,679	$222.16	464,818	$4,315,733,014
Total	1,441,930		1,416,032

(1)
During the three months ended June 30, 2023, pursuant to the terms of the Company’s restricted stock program, the Company purchased 25,898 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)	The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval
November 2022	$5 billion

(3)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Performance Graph
The following graph compares the cumulative return on the Company’s common stock for the most recent five years with the cumulative return on the S&P 500 Index and the Peer Group Index,(a) assuming an initial investment of $100 on June 30, 2018, with all dividends reinvested. The stock price performance shown on this graph may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Automatic Data Processing, Inc., the S&P 500 Index, and the Nasdaq Dividend Achievers Select Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/18
6/19
6/20
6/21
6/22
6/23
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

The following section discusses our year ended June 30, 2023 (“fiscal 2023”), as compared to year ended June 30, 2022 (“fiscal 2022”). A detailed review of our fiscal 2022 performance compared to our fiscal 2021 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended June 30, 2022.

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by ADP may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could” “is designed to” and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; our ability to respond successfully to changes in technology, including artificial intelligence; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; availability of skilled associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives; the impact of any uncertainties related to major natural disasters or catastrophic events; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. Risk Factors,” and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

EXECUTIVE OVERVIEW

Highlights from the year ended June 30, 2023 include:

9%	160 basis points	17%
Revenue Growth	Earnings Before Income Taxes Margin Expansion	Diluted EPS Growth

10%	130 basis points	17%
Organic Constant Currency Revenue Growth	Adjusted EBIT Margin Expansion	Adjusted Diluted EPS Growth

10%	Employer Services New Business Bookings Growth	6%	PEO Services Average Worksite Employee Growth

$3.0B	Cash Returned via Shareholder Friendly Actions $1.9B Dividends | $1.1B Share Repurchases

We are a leading global provider of cloud-based Human Capital Management (“HCM”) technology solutions to employers around the world. Our HCM solutions, which include both software and outsourcing services, are designed to help our clients manage their workforce through a dynamic business and regulatory landscape and the changing world of work. We continuously seek to enhance our leading HCM solutions to further support our clients. We see tremendous growth opportunity ahead as we focus on our three key Strategic Priorities: leading with best-in-class HCM technology, providing unparalleled expertise and outsourcing, and leveraging our global scale for the benefit of our clients. Executing on our Strategic Priorities will be critical to enabling our growth in the years ahead.

During the fiscal year we drove strong progress across a number of key measures and in support of our overall Strategic Priorities. We crossed a major milestone, surpassing the 1 million client mark, driven by continued enhancements to our key solutions like RUN and Workforce Now. We continued the deployment of our unified User Experience to key portions of our portfolio such as the RUN mobile app. We were awarded Top HR Product for the 8th consecutive year at the annual HR Tech Conference, in recognition for our recently launched Intelligent Self Service Solution. And our HR Outsourcing businesses continued to grow, now with over 3 million worksite employees served.

For fiscal 2023, we delivered solid revenue growth of 9%, 10% organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 4.7% for the year ended June 30, 2023 as compared to the year ended June 30, 2022. PEO average worksite employees increased 6% for the year ended June 30, 2023, as compared to the year ended June 30, 2022. Additionally, our strong ES new business bookings performance resulted in full year fiscal 2023 growth of 10%, and client satisfaction gains resulted in a full year ES client revenue retention rate of 92.2%, equal to the highest level we have ever reported. We believe these results are largely attributable to improvements made to our platforms and service over multiple years.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at June 30, 2023 and we remain well positioned to support our associates and our clients.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2023	2022

Total Revenues	18,012.2	16,498.3
YoY Growth	9%	10%
YoY Growth, Organic Constant Currency	10%	10%

Revenues in fiscal 2023 increased due to new business started from New Business Bookings, an increase in zero-margin benefits pass-throughs, an increase in our pays per control, continued strong client retention, an increase in interest on funds held for clients, and an increase in pricing, partially offset by an unfavorable impact of one percentage point from foreign currency. Refer to “Analysis of Reportable Segments” for additional discussion of the changes in revenue for each of our reportable segments, Employer Services and Professional Employer Organization (“PEO”) Services.

Total revenues in fiscal 2023 include interest on funds held for clients of $813.4 million, as compared to $451.8 million in fiscal 2022. The increase in interest earned on funds held for clients resulted from an increase in our average interest rate earned to 2.4% in fiscal 2023, as compared to 1.4% in fiscal 2022, coupled with an increase in our average client funds balances of 5.1% to $34.1 billion in fiscal 2023 as compared to fiscal 2022.

Total Expenses

	Years Ended
	June 30,
	2023	2022	% Change

Costs of revenues:
Operating expenses	$8,657.4	$8,252.6	5%
Systems development and programming costs	844.8	798.6	6%
Depreciation and amortization	451.2	410.7	10%
Total costs of revenues	9,953.4	9,461.9	5%
Selling, general and administrative expenses	3,551.4	3,233.2	10%
Interest expense	253.3	81.9	209%
Total expenses	$13,758.1	$12,777.0	8%

For the year ended June 30:

Operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-through costs to $3,800.9 million from $3,514.4 million for the years ended June 30, 2023 and 2022, respectively. Additionally, operating expenses increased due to increased costs to service our client base in support of our growing revenue, partially offset by the impact of foreign currency and a net reduction of $12.3 million in our estimated losses related to ADP Indemnity.

Systems development and programming costs increased for fiscal 2023 due to increased investments and costs to develop, support, and maintain our new and existing products.

Depreciation and amortization expenses increased due to the amortization of internally developed software products and new investments in purchased software.

Selling, general and administrative expenses increased due to increased selling expenses as a result of investments in our sales organization, increased marketing expenses, and a reversal of COVID-19 credit loss reserves of $26.0 million in 2022, partially offset by the impact of foreign currency.

Interest expense increased due to the increase in average interest rates on commercial paper issuances and reverse repurchases to 3.7% and 4.3% for the year ended June 30, 2023, as compared to 0.4% and 0.7% for the year ended June 30, 2022, respectively, also coupled with a higher volume of average commercial paper and reverse repurchase borrowings, as compared to the year ended June 30, 2022.

Other (Income)/Expense, net

Years ended June 30,	2023	2022	$ Change
Interest income on corporate funds	$(149.5)	$(41.0)	$108.5
Realized losses/(gains) on available-for-sale securities, net	14.7	4.4	(10.3)
Impairment of assets	2.1	23.0	20.9
Gain on sale of assets	—	(7.5)	(7.5)
Non-service components of pension income, net	(50.8)	(61.7)	(10.9)
Other (income)/expense, net	$(183.5)	$(82.8)	$100.7

Interest income on corporate funds increased in fiscal 2023, as compared to fiscal 2022, due to higher average interest rates of 2.4% for the year ended June 30, 2023, as compared to 1.0% for the year ended June 30, 2022, coupled with higher average investment balances for the year ended June 30, 2023 as compared to the year ended June 30, 2022. See Note 10 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

In fiscal 2022, the Company recorded impairment charges of $23.0 million, which is comprised of $12.1 million related to software and customer lists which were determined to have no future use and impairment charges of $10.9 million related to operating right-of-use assets associated with exiting certain leases early.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2023	2022	YoY Growth
EBIT	$4,437.6	$3,804.1	17%
EBIT Margin	24.6%	23.1%	160 bps
Adjusted EBIT	$4,467.9	$3,871.8	15%
Adjusted EBIT Margin	24.8%	23.5%	130 bps

Earnings before income taxes increased due to the increases in revenues partially offset by the increases in expenses discussed above.

Overall margin increased due to increases in revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased selling expenses, increased interest expense, and increases in zero-margin pass through costs.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, and net charges, including gain on sale of assets related to our broad-based transformation initiatives and the impact of net severance charges relating to these initiatives, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate in fiscal 2023 and 2022 was 23.1% and 22.5%, respectively. The increase in the effective tax rate is primarily due to an intercompany transfer of certain assets that resulted in a lower effective tax rate in fiscal 2022 and higher reserves for uncertain tax positions in fiscal 2023. Refer to Note 11, Income Taxes, within the Notes to the Consolidated Financial Statements for further discussion.

Adjusted Provision for Income Taxes

The adjusted effective tax rate in fiscal 2023 and 2022 was 23.1% and 22.5%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the year ended June 30, respectively:

	Years Ended
	June 30,
	2023	2022	YoY Growth

Net earnings	$3,412.0	$2,948.9	16%
Diluted EPS	$8.21	$7.00	17%
Adjusted net earnings	$3,419.5	$2,951.6	16%
Adjusted diluted EPS	$8.23	$7.01	17%

Adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

Diluted EPS increased as a result of the increase in net earnings and the impact of fewer shares outstanding resulting from the repurchase of approximately 4.9 million shares during fiscal 2023 and 9.2 million shares during fiscal 2022, partially offset by the issuances of shares under our employee benefit plans.

For fiscal 2023, adjusted net earnings and adjusted diluted EPS reflect the changes in components described above.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Years Ended June 30,		% Change
	2023	2022	As Reported	Organic Constant Currency
Employer Services	$12,042.6	$10,967.7	10%	11%
PEO Services	5,984.2	5,545.7	8%	8%
Other	(14.6)	(15.1)	n/m	n/m
	$18,012.2	$16,498.3	9%	10%

	Earnings before Income Taxes
	Years Ended June 30,		% Change
	2023	2022	As Reported
Employer Services	$3,974.2	$3,406.3	17%
PEO Services	977.3	871.2	12%
Other	(513.9)	(473.4)	n/m
	$4,437.6	$3,804.1	17%

	Margin
	Years Ended June 30,

	2023	2022	YoY Growth
Employer Services	33.0%	31.1%	190 bps
PEO Services	16.3%	15.7%	60 bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased due to new business started from New Business Bookings, an increase in our pays per control of 5%, continued strong client retention, an increase in interest earned on funds held for clients, and an increase in pricing, partially offset by an unfavorable impact of one percentage point from foreign currency.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased in fiscal 2023 due to increased revenues discussed above, partially offset by increases in expenses. The increases in expenses were due to increased costs to service our client base in support of our growing revenue, increases in selling expenses, and investments and costs to develop, support, and maintain our new and existing products.

Margin

Employer Services' margin increased due to increases in revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by an increase in selling expenses.

PEO Services

Revenues

	PEO Revenues
	Years Ended		Change
	June 30,
	2023	2022	$	%
PEO Services' revenues	$5,984.2	$5,545.7	$438.5	8%
Less: PEO zero-margin benefits pass-throughs	3,800.9	3,514.4	286.5	8%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$2,183.3	$2,031.3	$152.0	7%

PEO Services' revenues increased 8% for fiscal 2023 due to increases in average worksite employees of 6% for fiscal 2023, as compared to fiscal 2022, and due to an increase in zero-margin benefits pass-throughs.

Earnings before Income Taxes

PEO Services’ earnings before income taxes increased 12% in fiscal 2023 due to increases in revenues discussed above and a net reduction of $12.3 million in our estimated losses related to ADP Indemnity, partially offset by the increases in zero-margin benefits pass-throughs of $286.5 million for fiscal 2023.

Margin

PEO Services' overall margin increased for fiscal 2023 due to increases in revenues discussed above, lower state unemployment and workers compensation insurance costs, and changes in our estimated losses related to ADP Indemnity, partially offset by increases in selling expenses.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. During fiscal 2023, ADP Indemnity paid a premium of $284 million to enter into a reinsurance arrangement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2023 policy year up to $1 million per occurrence. ADP Indemnity recorded a pre-tax benefit of approximately $73 million in fiscal 2023 and a pre-tax benefit of approximately $61 million in fiscal 2022, which were primarily a result of changes in our estimated actuarial losses. ADP Indemnity paid a premium of $269 million in July 2023, to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for fiscal 2024 policy year on terms substantially similar to the fiscal 2023 reinsurance policy.

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

	Years Ended June 30,		% Change
	2023	2022	As Reported
Net earnings	$3,412.0	$2,948.9	16%
Adjustments:
Provision for income taxes	1,025.6	855.2
All other interest expense (a)	70.9	71.3
All other interest income (a)	(50.5)	(7.1)
Transformation initiatives (b)	8.7	3.5
Legal settlements (c)	1.2	—
Adjusted EBIT	$4,467.9	$3,871.8	15%
Adjusted EBIT Margin	24.8%	23.5%

Provision for income taxes	$1,025.6	$855.2	20%
Adjustments:
Transformation initiatives (d)	2.2	0.8
Legal settlements	0.2	—
Adjusted provision for income taxes	$1,028.0	$856.0	20%
Adjusted effective tax rate (e)	23.1%	22.5%

Net earnings	$3,412.0	$2,948.9	16%
Adjustments:
Transformation initiatives (b)	8.7	3.5
Income tax (benefit)/provision for transformation initiatives (d)	(2.2)	(0.8)
Legal settlements (c)	1.2	—
Income tax (benefit)/provision for legal settlements (d)	(0.2)	—
Adjusted net earnings	$3,419.5	$2,951.6	16%

Diluted EPS	$8.21	$7.00	17%
Adjustments:
Transformation initiatives (b) (d)	0.02	0.01
Legal settlements (c) (d)	—	—
Adjusted diluted EPS	$8.23	$7.01	17%

(a) In adjusted EBIT, we include the interest income earned on investments associated with our client funds extended investment strategy and interest expense on borrowings related to our client funds extended investment strategy as we believe these amounts to be fundamental to the underlying operations of our business model. The adjustments in the table above represent the interest income and interest expense that are not related to our client funds extended investment strategy and are labeled as “All other interest expense” and “All other interest income.”

(b) In fiscal 2023, the charges include consulting costs relating to our company-wide transformation initiatives, partially offset by net reversals relating to severance. Unlike other severance charges which are not included as an adjustment to get to adjusted results, these specific charges relate to actions taken as part of our broad-based, company-wide transformation initiatives.

(c) Represents net charges (reserves and insurance recovery) from legal matters during fiscal 2023.

(d) The income tax (benefit)/provision was calculated based on the marginal rate in effect for the year ended June 30, 2023.

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

Year Ended
June 30,
2023
Consolidated revenue growth as reported	9%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	1%
Consolidated revenue growth, organic constant currency	10%

Employer Services revenue growth as reported	10%
Adjustments:
Impact of acquisitions	—%
Impact of foreign currency	1%
Employer Services revenue growth, organic constant currency	11%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, cash and cash equivalents were $2.1 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, short-term and long-term marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at June 30, 2023 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows are summarized as follows:

	Years ended June 30,
	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$4,207.6	$3,099.5	$1,108.1
Investing activities	(2,517.3)	(7,014.4)	4,497.1
Financing activities	(15,680.7)	13,653.4	(29,334.1)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(21.1)	(98.7)	77.6
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(14,011.5)	$9,639.8	$(23,651.3)

Net cash flows provided by operating activities increased due to growth in our underlying business (net income adjusted for non-cash adjustments), and a net favorable change in the components of operating assets and liabilities primarily due to timing on collections of accounts receivable, and a decrease in incentive compensation payments, as compared to the year ended June 30, 2022.

Net cash flows used in investing activities changed due to the timing of proceeds and purchases of corporate and client funds marketable securities of $4,570.2 million, offset by higher payments for capital expenditures in fiscal 2023, and the sale of property, plant, and equipment in fiscal 2022.

Net cash flows used in financing activities changed due to a net decrease in the cash flow from client funds obligations of $29,759.5 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, an increase in dividends paid, and a net decrease in reverse repurchase agreements borrowing, offset by a decrease in repurchases of common stock in fiscal 2023.

We purchased approximately 4.9 million shares of our common stock at an average price per share of $227.30 during fiscal 2023, as compared to purchases of 9.2 million shares at an average price per share of $214.40 during fiscal 2022. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.
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

Our U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard and Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2023 and 2022, we had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2023	2022
Average daily borrowings (in billions)	$3.4	$2.0
Weighted average interest rates	3.7%	0.4%
Weighted average maturity (approximately in days)	2 days	1 day

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At June 30, 2023 and 2022, there were $105.4 million and $136.4 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2023	2022
Average outstanding balances	$1,279.9	$299.6
Weighted average interest rates	4.3%	0.7%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.25 billion, 364-day credit agreement that matures in June 2024 with a one year term-out option. In addition, we have a five-year $3.2 billion credit facility and a five-year $2.25 billion credit facility maturing in June 2026 and June 2028, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through June 30, 2023 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder, and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 8 of our Consolidated Financial Statements for a description of our short-term financing including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities is performing as expected through June 30, 2023. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 4 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for fiscal 2023 were $206.0 million, as compared to $177.1 million for fiscal 2022. We expect capital expenditures in fiscal 2024 to be between $200 million and $225 million.

Contractual Obligations

Our contractual obligations at June 30, 2023 relate primarily to operating leases (Note 6) and other arrangements recorded in our balance sheet or disclosed in the notes to our financial statements, including benefit plan obligations (Note 10), liabilities for uncertain tax positions (Note 11), purchase obligations (Note 12), debt obligations (Note 9) and $263.5 million of interest payments of our debt, of which $64.3 million is expected to be paid within one year.

In addition to the obligations described above, we had obligations for the remittance of funds relating to our payroll and payroll tax filing services. As of June 30, 2023, the obligations relating to these matters, which are expected to be paid in fiscal 2024, total $38,538.6 million and were recorded in client funds obligations on our Consolidated Balance Sheets. We had $36,333.6 million of cash and cash equivalents and marketable securities that were impounded from our clients to satisfy such obligations recorded in funds held for clients on our Consolidated Balance Sheets as of June 30, 2023.

Separately, ADP Indemnity paid a premium of $269 million in July 2023 to enter into a reinsurance agreement with Chubb to cover substantially all losses incurred by ADP Indemnity for the fiscal 2024 policy year. At June 30, 2023, ADP Indemnity had total assets of $660.8 million to satisfy the actuarially estimated unpaid losses of $552.3 million for the policy years since July 1, 2003. ADP Indemnity paid claims of $0.8 million and $1.8 million, net of insurance recoveries, in fiscal 2023 and 2022, respectively. Refer to the “Analysis of Reportable Segments - PEO Services” above for additional information regarding ADP Indemnity.

In the normal course of business, we also enter into contracts in which we make representations and warranties that relate to the performance of our services and products. We do not expect any material losses related to such representations and warranties.

Quantitative and Qualitative Disclosures about Market Risk

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, short-term and long-term marketable securities) and client funds assets (funds that have been collected from clients but have not yet been remitted to the applicable tax authorities, client employees or other payees).

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

We utilize a strategy by which we extend the maturities of our investment portfolio for funds held for clients and employ short-term financing arrangements to satisfy our short-term funding requirements related to client funds obligations. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). As part of our client funds investment strategy, we use the daily collection of funds from our clients to satisfy other unrelated client funds obligations, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. In circumstances where we experience a reduction in employment levels due to a slowdown in the economy, we may make tactical decisions to sell certain securities in order to reduce the size of the funds held for clients to correspond to client funds obligations. We attempt to minimize the risk of not having funds collected from a client available at the time such client’s obligation becomes due by generally impounding the client’s funds by the time we pay such client’s obligation. When we don’t impound client funds in advance of paying such client obligations, we are at risk of not recovering such funds or a material delay in such recovery.  Through our clients funds investment strategy and client impounding processes, we have consistently maintained the required level of liquidity to satisfy all of our obligations.

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

Details regarding our overall investment portfolio are as follows:

Years ended June 30,	2023	2022
Average investment balances at cost:
Corporate investments	$6,293.9	$4,241.3
Funds held for clients	34,142.8	32,480.3
Total	$40,436.7	$36,721.6

Average interest rates earned exclusive of realized losses/(gains) on:
Corporate investments	2.4%	1.0%
Funds held for clients	2.4%	1.4%
Total	2.4%	1.3%

Net realized losses/(gains) on available-for-sale securities	14.7	4.4

As of June 30:
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(2,206.9)	$(1,721.4)

Total available-for-sale securities at fair value	$29,764.9	$28,391.6

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 1.3% for fiscal 2022 to 2.4% for fiscal 2023. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately an $14 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2024. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately an $5 million impact to earnings before income taxes over the ensuing twelve-month period ending June 30, 2024.

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

Sensitivity of Estimate to Change
As the assumptions used to estimate the amortization period of the deferred costs could have a material impact on timing of recognition, we assess the amortization periods annually using historical retention rates. Actual retention rates were not materially different than those used in our calculation to determine the amortization period. We regularly review our deferred costs for impairment. There were no impairment losses incurred during the fiscal years ended June 30, 2023, June 30, 2022, or June 30, 2021.

Goodwill.

Description
Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested annually for impairment or more frequently when an event or circumstance indicates that goodwill might be impaired.

Judgments and Uncertainties
The Company’s annual goodwill impairment assessment as of June 30, 2023 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business. Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates. Several of these assumptions including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.

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

We completed our annual assessment of goodwill as of June 30, 2023 and determined that there was no impairment of goodwill. We performed a sensitivity analysis and determined that a one percentage point increase in the weighted-average cost of capital would not result in an impairment of goodwill for all reporting units and their fair values substantially exceeded their carrying values.
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

Sensitivity of Estimate to Change
While the Company considers all of its tax positions fully supportable, the Company is occasionally challenged by various tax authorities regarding the amount of taxes due. If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. As of June 30, 2023 and 2022, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $116.9 million and $98.1 million, respectively.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Automatic Data Processing, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, and the related statements of consolidated earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of June 30, 2023. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Forecasts of future revenue and operating margin from the Company’s next-gen platform, for which there is limited historical data, contribute significantly to the estimate of fair value of a reporting unit within the Employer Services reportable segment with approximately $678 million of goodwill as of June 30, 2023. Given the limited historical data associated with the Company’s next-gen platform, significant management judgment was required to forecast future revenue and operating margin to estimate the fair value of the reporting unit. In turn, a high degree of auditor judgment and an increased extent of audit effort were required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and operating margin and the selection of the weighted average cost of capital, including the involvement of our fair value specialists.
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
Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded as a liability at the time that the Company impounds funds from clients (i.e., money movement). The Company has reported client funds obligations as a current liability in the consolidated financial statements totaling $38,538.6 million as of June 30, 2023. This money movement activity involves significant amounts of client funds being impounded and remitted to third parties and results in a high volume of transactions.
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
•For a selection of client funds obligations transactions, we evaluated whether the funds were impounded prior to June 30, 2023, agreed the liability to the corresponding asset balance, and evaluated whether the funds were properly included or excluded from the client funds obligations.
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
August 3, 2023

We have served as the Company’s auditor since 1968.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)

Years ended June 30,	2023	2022	2021

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$11,222.0	$10,505.0	$9,768.6
Interest on funds held for clients	813.4	451.8	422.4
PEO revenues (A)	5,976.8	5,541.5	4,814.4
TOTAL REVENUES	18,012.2	16,498.3	15,005.4

EXPENSES:
Costs of revenues:
Operating expenses	8,657.4	8,252.6	7,520.7
Systems development and programming costs	844.8	798.6	716.6
Depreciation and amortization	451.2	410.7	403.0
TOTAL COSTS OF REVENUES	9,953.4	9,461.9	8,640.3

Selling, general, and administrative expenses	3,551.4	3,233.2	3,040.5
Interest expense	253.3	81.9	59.7
TOTAL EXPENSES	13,758.1	12,777.0	11,740.5

Other (income)/expense, net	(183.5)	(82.8)	(96.3)

EARNINGS BEFORE INCOME TAXES	4,437.6	3,804.1	3,361.2

Provision for income taxes	1,025.6	855.2	762.7

NET EARNINGS	$3,412.0	$2,948.9	$2,598.5

BASIC EARNINGS PER SHARE	$8.25	$7.04	$6.10

DILUTED EARNINGS PER SHARE	$8.21	$7.00	$6.07

Basic weighted average shares outstanding	413.7	418.8	426.3
Diluted weighted average shares outstanding	415.7	421.1	428.1
(A) For the years ended June 30, 2023 (“fiscal 2023”), June 30, 2022 (“fiscal 2022”), and June 30, 2021 (“fiscal 2021”), Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes, of $66,731.7 million, $62,619.2 million, and $51,362.3 million, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)

Years ended June 30,	2023	2022	2021

Net earnings	$3,412.0	$2,948.9	$2,598.5

Other comprehensive (loss)/income:
Currency translation adjustments	13.4	(127.4)	95.4

Unrealized net (losses)/gains on available-for-sale securities	(500.3)	(2,228.0)	(363.3)
Tax effect	113.3	503.7	82.6
Reclassification of net losses/(gains) on available-for-sale securities to net earnings	14.7	4.4	(11.3)
Tax effect	(3.3)	(1.0)	2.5

Unrealized (losses)/gains on cash flow hedging activities	—	—	(3.3)
Tax effect	—	—	0.8
Amortization of unrealized losses on cash flow hedging activities	4.4	4.4	3.8
Tax effect	(1.1)	(1.1)	(0.9)

Pension net (losses)/gains arising during the year	60.3	(229.8)	281.5
Tax effect	(13.3)	57.3	(69.0)
Reclassification of pension liability adjustment to net earnings	(0.4)	18.1	9.3
Tax effect	0.2	(4.9)	(2.7)

Other comprehensive (loss)/income, net of tax	(312.1)	(2,004.3)	25.4
Comprehensive income	$3,099.9	$944.6	$2,623.9

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

June 30,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,083.5	$1,436.3
Accounts receivable, net of allowance for doubtful accounts of $53.0 and $56.8, respectively	3,009.6	3,170.6
Other current assets	743.9	628.8
Total current assets before funds held for clients	5,837.0	5,235.7
Funds held for clients	36,333.6	49,569.2
Total current assets	42,170.6	54,804.9
Long-term receivables, net of allowance for doubtful accounts of $0.1 and $0.1, respectively	8.5	9.1
Property, plant and equipment, net	681.4	652.6
Operating lease right-of-use asset	402.4	450.9
Deferred contract costs	2,769.7	2,579.7
Other assets	1,255.4	937.4
Goodwill	2,339.4	2,300.5
Intangible assets, net	1,343.6	1,333.1
Total assets	$50,971.0	$63,068.2

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$96.8	$110.2
Accrued expenses and other current liabilities	2,342.6	2,107.8
Accrued payroll and payroll-related expenses	941.4	862.6
Dividends payable	510.0	429.6
Short-term deferred revenues	188.6	188.2
Obligations under reverse repurchase agreements (A)	105.4	136.4
Income taxes payable	44.2	38.4
Total current liabilities before client funds obligations	4,229.0	3,873.2
Client funds obligations	38,538.6	51,285.5
Total current liabilities	42,767.6	55,158.7
Long-term debt	2,989.0	2,987.1
Operating lease liabilities	349.9	370.9
Other liabilities	933.7	924.2
Deferred income taxes	73.6	67.0
Long-term deferred revenues	348.1	335.0
Total liabilities	47,461.9	59,842.9

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock, $1.00 par value: Authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized,1,000.0 shares; issued, 638.7 shares at June 30, 2023 and June 30, 2022; outstanding, 412.1 and 416.1 shares at June 30, 2023 and June 30, 2022, respectively	63.9	63.9
Capital in excess of par value	2,102.3	1,794.2
Retained earnings	22,118.0	20,696.3
Treasury stock - at cost: 226.6 and 222.7 shares at June 30, 2023 and June 30, 2022, respectively	(18,469.3)	(17,335.4)
Accumulated other comprehensive (loss)/income	(2,305.8)	(1,993.7)
Total stockholders’ equity	3,509.1	3,225.3
Total liabilities and stockholders’ equity	$50,971.0	$63,068.2

(A) As of June 30, 2023, $104.6 million of long-term marketable securities and $0.8 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2022, $14.3 million of short-term marketable securities and $122.1 million of long-term marketable securities have been pledged as collateral under the Company's reverse repurchase agreements (see Note 8).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Stockholders' Equity
(In millions, except per share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)
	Shares	Amount

Balance at June 30, 2020	638.7	$63.9	$1,333.8	$18,436.3	$(14,067.0)	$(14.8)
Net earnings	—	—	—	2,598.5	—	—
Other comprehensive income	—	—	—	—	—	25.4
Stock-based compensation expense	—	—	156.3	—	—	—
Issuances relating to stock compensation plans	—	—	41.2	—	111.4	—
Treasury stock acquired (8.2 million shares repurchased)	—	—	—	—	(1,431.2)	—
Dividends ($3.70 per share)	—	—	—	(1,583.7)	—	—

Balance at June 30, 2021	638.7	$63.9	$1,531.3	$19,451.1	$(15,386.8)	$10.6
Net earnings	—	—	—	2,948.9	—	—
Other comprehensive income	—	—	—	—	—	(2,004.3)
Stock-based compensation expense	—	—	180.4	—	—	—
Issuances relating to stock compensation plans	—	—	82.5	—	95.0	—
Treasury stock acquired (9.2 million shares repurchased)	—	—	—	—	(2,043.6)	—
Dividends ($4.05 per share)	—	—	—	(1,703.7)	—	—

Balance at June 30, 2022	638.7	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)
Net earnings	—	—	—	3,412.0	—	—
Other comprehensive loss	—	—	—	—	—	(312.1)
Stock-based compensation expense	—	—	196.3	—	—	—
Issuances relating to stock compensation plans	—	—	111.8	—	63.3	—
Treasury stock acquired (4.9 million shares repurchased)	—	—	—	—	(1,197.2)	—
Dividends ($4.79 per share)	—	—	—	(1,990.3)	—	—
Balance at June 30, 2023	638.7	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)

See notes to the Consolidated Financial Statements

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)

Years ended June 30,	2023	2022	2021
Cash Flows from Operating Activities:
Net earnings	$3,412.0	$2,948.9	$2,598.5
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	549.3	515.1	510.7
Amortization of deferred contract costs	992.9	955.2	935.3
Deferred income taxes	(80.1)	36.6	(251.1)
Stock-based compensation expense	220.4	201.7	175.3
Net pension income	(42.6)	(53.4)	(52.8)
Net amortization of premiums and accretion of discounts on available-for-sale securities	23.0	101.0	69.5
Other	71.4	32.7	45.3
Changes in operating assets and liabilities:
Decrease/(Increase) in accounts receivable	129.2	(486.5)	(339.8)
Increase in other assets	(1,357.4)	(1,258.4)	(1,029.4)
(Decrease)/Increase in accounts payable	(11.8)	(16.4)	36.9
Increase in accrued expenses and other liabilities	301.3	123.0	394.9
Net cash flows provided by operating activities	4,207.6	3,099.5	3,093.3

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(6,618.8)	(10,733.2)	(9,266.3)
Proceeds from the sales and maturities of corporate and client funds marketable securities	4,705.5	4,249.7	6,238.4
Capital expenditures	(206.3)	(174.4)	(178.6)
Additions to intangibles	(365.3)	(379.0)	(327.3)
Acquisitions of businesses, net of cash acquired	(32.4)	(11.7)	—
Proceeds from the sale of property, plant, and equipment and other assets	—	34.2	18.8
Net cash flows used in investing activities	(2,517.3)	(7,014.4)	(3,515.0)

Cash Flows from Financing Activities:
Net (decrease)/increase in client funds obligations	(12,701.6)	17,057.9	8,336.2
Payments of debt	(1.0)	(0.9)	(1,001.8)
Proceeds from the issuance of debt	—	—	1,981.5
Settlement of cash flow hedges	—	—	(44.6)
Repurchases of common stock	(1,121.4)	(1,969.4)	(1,372.3)
Net proceeds from stock purchase plan and stock-based compensation plans	91.6	96.5	104.1
Dividends paid	(1,903.6)	(1,659.0)	(1,575.5)
Net (payments)/proceeds related to reverse repurchase agreements	(44.7)	128.3	9.9
Net cash flows (used in)/provided by financing activities	(15,680.7)	13,653.4	6,437.5

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(21.1)	(98.7)	73.8
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(14,011.5)	9,639.8	6,089.6

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	22,783.0	13,143.2	7,053.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year	$8,771.5	$22,783.0	$13,143.2

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$2,083.5	$1,436.3	$2,575.2
Restricted cash and restricted cash equivalents included in funds held for clients (A)	6,688.0	21,346.7	10,568.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$8,771.5	$22,783.0	$13,143.2

Supplemental disclosures of cash flow information:
Cash paid for interest	$246.5	$74.8	$53.1
Cash paid for income taxes, net of income tax refunds	$1,080.7	$856.8	$973.7
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

PEO, a component of the HR Outsourcing (“HRO”) business pillar, provides a comprehensive human resources outsourcing solution, including offering benefits, providing workers’ compensation insurance, and administering state unemployment insurance, among other human resources functions. Amounts collected from PEO worksite employers include payroll, fees for benefits, and an administrative fee that also includes payroll taxes, fees for workers’ compensation and state unemployment taxes.

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

The Company's corporate investments and funds held for clients (see Note 4) are measured at fair value on a recurring basis as described below. Over 99% of the Company's available-for-sale securities included in Level 2 are valued based on prices obtained from an independent pricing service. To determine the fair value of the Company's Level 2 investments, the independent pricing service uses pricing models for each asset class that are consistent with what other market participants would use, including the market approach. Inputs and assumptions to the pricing model used by the independent pricing service are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many fixed income securities do not trade on a daily basis, the independent pricing service applies available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare valuations. For the purposes of valuing the Company’s asset-backed securities and mortgage-backed securities (that are included within Other securities in Note 4), the independent pricing service includes additional inputs to the model such as monthly payment information, new issue data, and collateral performance. For the purposes of valuing the Company’s Municipal bonds, the independent pricing service includes quoted prices for similar assets, benchmark yield curves, and market corroborated inputs. While the Company is not provided access to the proprietary models of the third party pricing service, each quarterly reporting period, the Company reviews the inputs utilized by the independent pricing service and compares the valuations received from the independent pricing service to valuations from at least one other observable source for reasonableness. The Company has not adjusted the prices obtained from the independent pricing service and the Company believes the prices received from the independent pricing service are representative of the prices that would be received to sell the assets at the measurement date (exit price). The Company had no available-for-sale securities included in Level 1 and Level 3 at June 30, 2023.

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

The Company's annual goodwill impairment assessment as of June 30, 2023 was performed for all reporting units using a quantitative approach by comparing the fair value of each reporting unit to its carrying value.  We estimated the fair value of each reporting unit using, as appropriate, the income approach, which is derived using the present value of future cash flows discounted at a risk-adjusted weighted-average cost of capital, and the market approach, which is based upon using market multiples of companies in similar lines of business.  Significant assumptions used in determining the fair value of our reporting units include projected revenue growth rates, profitability projections, working capital assumptions, the weighted average cost of capital, the determination of appropriate market comparison companies, and terminal growth rates.  Several of these assumptions, including projected revenue growth rates and profitability projections are dependent on our ability to upgrade, enhance, and expand our technology and services to meet client needs and preferences.  As such, the determination of fair value requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margins.  Based upon the quantitative assessment, the Company has concluded that goodwill is not impaired.
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

N. Earnings per Share (“EPS”). The Company computes EPS in accordance with ASC 260.

The calculations of basic and diluted EPS are as follows:

Years ended June 30,	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
2023
Net earnings	$3,412.0			$3,412.0
Weighted average shares (in millions)	413.7	0.9	1.1	415.7
EPS	$8.25			$8.21

2022
Net earnings	$2,948.9			$2,948.9
Weighted average shares (in millions)	418.8	1.1	1.2	421.1
EPS	$7.04			$7.00

2021
Net earnings	$2,598.5			$2,598.5
Weighted average shares (in millions)	426.3	0.8	1.0	428.1
EPS	$6.10			$6.07

Options to purchase 0.2 million, 0.6 million, and 1.1 million shares of common stock for fiscal 2023, 2022, and 2021, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

O. Stock-Based Compensation. The Company recognizes stock-based compensation expense in net earnings based on the fair value of the award on the date of the grant, and in the case of international units settled in cash, adjusts this fair value based on changes in the Company's stock price during the vesting period. Time-based restricted stock units are valued based on the closing price of the Company's common stock on the date of the grant and, in the case of performance based restricted stock units, are valued based on the grant date fair value of such awards and are adjusted for changes to probabilities of achieving performance targets. See Note 10 for additional information on the Company's stock-based compensation programs.

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

There is a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, the likelihood of an entity's tax benefits being sustained must be “more likely than not,” assuming that these positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. As of June 30, 2023 and 2022, the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $116.9 million and $98.1 million, respectively.

S. Workers' Compensation Costs. The Company employs a third-party actuary to assist in determining the estimated claim liability related to workers' compensation and employer's liability coverage for PEO Services worksite employees. In estimating ultimate loss rates, we utilize historical loss experience, exposure data, and actuarial judgment, together with a range of inputs which are primarily based upon the worksite employee's job responsibilities, their location, the historical frequency and severity of workers' compensation claims, and an estimate of future cost trends. For each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers' compensation claims cost estimates. PEO Services has secured a workers’ compensation and employer’s liability insurance policy that caps the exposure for each claim at $1 million per occurrence and has also secured aggregate stop loss insurance that caps aggregate losses at a certain level in fiscal years 2012 and prior from an admitted and licensed insurance company of AIG. The Company has obtained approximately $327 million of irrevocable standby letters of credit in favor of licensed insurance companies of AIG to secure TotalSource workers’ compensation obligations if ADP were to fail to reimburse AIG for workers’ compensation payments. The Company had no drawdowns during June 30, 2023 and 2022 under the letters of credit.

Additionally, starting in fiscal 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited, to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to workers' compensation and employer's liability deductible reimbursement insurance protection for PEO services worksite employees. Each of these reinsurance arrangements limit our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity paid a premium of $284 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2023 policy year up to $1 million per occurrence. ADP Indemnity paid a premium of $269 million in July 2023 to enter into a reinsurance arrangement to cover substantially all losses for the fiscal 2024 policy year on terms substantially similar to the fiscal 2023 policy.

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

If no accrual is made for a loss contingency because the amount of loss cannot be reasonably estimated, the Company will disclose material contingent liabilities when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

Legal fees and other costs related to litigation and other legal proceedings or services are expensed as incurred and are included in Selling, general and administrative expenses.

Any claim for insurance recovery is recognized only when realization becomes probable.

U. Recently Issued Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

None.

NOTE 2.  REVENUE

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three business pillars as follows: Human Capital Management (“HCM”), HR Outsourcing (“HRO”), and Global (“Global”) Solutions, with separate disaggregation for PEO zero-margin benefits pass-through revenues and client fund interest revenues. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

The following tables provide details of revenue by our business pillars and includes a reconciliation to the Company’s reportable segments.

	Years Ended
	June 30,
Types of Revenues	2023	2022	2021
HCM	$7,716.1	$7,174.9	$6,655.2
HRO, excluding PEO zero-margin benefits pass-throughs	3,386.0	3,116.3	2,690.9
PEO zero-margin benefits pass-throughs	3,800.9	3,514.4	3,092.0
Global	2,295.8	2,240.9	2,144.9
Interest on funds held for clients	813.4	451.8	422.4
Total Revenues	$18,012.2	$16,498.3	$15,005.4

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$7,724.7	$—	$(8.6)	$7,716.1
HRO, excluding PEO zero-margin benefits pass-throughs	1,216.1	2,175.9	(6.0)	3,386.0
PEO zero-margin benefits pass-throughs	—	3,800.9	—	3,800.9
Global	2,295.8	—	—	2,295.8
Interest on funds held for clients	806.0	7.4	—	813.4
Total Segment Revenues	$12,042.6	$5,984.2	$(14.6)	$18,012.2

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$7,183.1	$—	$(8.2)	$7,174.9
HRO, excluding PEO zero-margin benefits pass-throughs	1,096.1	2,027.1	(6.9)	3,116.3
PEO zero-margin benefits pass-throughs	—	3,514.4	—	3,514.4
Global	2,240.9	—	—	2,240.9
Interest on funds held for clients	447.6	4.2	—	451.8
Total Segment Revenues	$10,967.7	$5,545.7	$(15.1)	$16,498.3

Reconciliation of disaggregated revenue to our reportable segments for the fiscal year ended June 30, 2021:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,660.7	$—	$(5.5)	$6,655.2
HRO, excluding PEO zero-margin benefits pass-throughs	971.1	1,722.4	(2.6)	2,690.9
PEO zero-margin benefits pass-throughs	—	3,092.0	—	3,092.0
Global	2,144.9	—	—	2,144.9
Interest on funds held for clients	418.5	3.9	—	422.4
Total Segment Revenues	$10,195.2	$4,818.3	$(8.1)	$15,005.4

Contract Balances

The timing of revenue recognition for our HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenue related to set up fees for the fiscal year ended June 30, 2023 were as follows:

Contract Liability
Contract liability, July 1, 2022	$468.2
Recognition of revenue included in beginning of year contract liability	(30.3)
Contract liability, net of revenue recognized on contracts during the year	31.7
Currency translation adjustments	(4.8)
Contract liability, June 30, 2023	$464.8

Deferred costs

The balance is as follows:

June 30,	2023	2022
Deferred costs to obtain a contract	$1,251.6	$1,144.8
Deferred costs to fulfill a contract	1,518.1	1,434.9
Total deferred contract costs (1)	$2,769.7	$2,579.7

(1) The amount of total deferred costs amortized during the fiscal years ended June 30, 2023, June 30, 2022, and June 30, 2021 were $992.9 million, $955.2 million, and $935.3 million, respectively.

Deferred costs are periodically reviewed for impairment. There were no impairment losses incurred during the period.

NOTE 3. OTHER (INCOME)/EXPENSE, NET

Other (income)/expense, net consists of the following:

Years ended June 30,	2023	2022	2021
Interest income on corporate funds	$(149.5)	$(41.0)	$(36.5)
Realized losses/(gains) on available-for-sale securities, net	14.7	4.4	(11.3)
Impairment of assets	2.1	23.0	19.9
Gain on sale of assets	—	(7.5)	(9.8)
Non-service components of pension income, net	(50.8)	(61.7)	(58.6)
Other (income)/expense, net	$(183.5)	$(82.8)	$(96.3)

In fiscal 2023, interest income on corporate funds increased as compared to fiscal 2022, due to higher average interest rates of 2.4% for the year ended June 30, 2023, as compared to 1.0% for the year ended June 30, 2022, coupled with higher average investment balances for the year ended June 30, 2023 as compared to the year ended June 30, 2022.

In fiscal 2022, the Company recorded impairment charges of $23.0 million, which is comprised of $12.1 million related to software and customer lists which were determined to have no future use and impairment charges of $10.9 million related to operating right-of-use assets associated with exiting certain leases early.

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

NOTE 4. CORPORATE INVESTMENTS AND FUNDS HELD FOR CLIENTS

Corporate investments and funds held for clients at June 30, 2023 and 2022 were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$8,771.5	$—	$—	$8,771.5
Available-for-sale securities:
Corporate bonds	15,870.7	4.7	(1,308.3)	14,567.1
U.S. Treasury securities	8,054.7	0.7	(290.4)	7,765.0
Canadian government obligations and Canadian government agency obligations	2,070.4	—	(145.0)	1,925.4
U.S. government agency securities	1,670.0	0.2	(179.8)	1,490.4
Asset-backed securities	1,234.7	—	(69.7)	1,165.0
Canadian provincial bonds	1,000.5	0.2	(78.1)	922.6
Commercial mortgage-backed securities	679.2	—	(46.7)	632.5
Other securities	1,391.6	1.7	(96.4)	1,296.9

Total available-for-sale securities	31,971.8	7.5	(2,214.4)	29,764.9

Total corporate investments and funds held for clients	$40,743.3	$7.5	$(2,214.4)	$38,536.4

(A) Included within available-for-sale securities are corporate investments with fair values of $119.3 million and funds held for clients with fair values of $29,645.6 million. All available-for-sale securities are included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.” The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at June 30, 2023.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2023, are as follows:

	June 30, 2023
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(62.0)	$2,255.9	$(1,246.3)	$12,050.5	$(1,308.3)	$14,306.4
U.S. Treasury securities	(85.5)	4,629.4	(204.9)	2,876.3	(290.4)	7,505.7
Canadian government obligations and Canadian government agency obligations	(5.8)	333.9	(139.2)	1,588.0	(145.0)	1,921.9
U.S. government agency securities	(0.6)	28.2	(179.2)	1,432.2	(179.8)	1,460.4
Asset-backed securities	(2.0)	159.7	(67.7)	975.6	(69.7)	1,135.3
Canadian provincial bonds	(2.7)	127.0	(75.4)	757.3	(78.1)	884.3
Commercial mortgage-backed securities	(6.7)	126.9	(40.0)	505.6	(46.7)	632.5
Other securities	(14.5)	574.0	(81.9)	629.0	(96.4)	1,203.0
	$(179.8)	$8,235.0	$(2,034.6)	$20,814.5	$(2,214.4)	$29,049.5

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2022 are as follows:

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

At June 30, 2023, Corporate bonds include investment-grade debt securities, with a wide variety of issuers, industries, and sectors, primarily carry credit ratings of A and above, and have maturities ranging from July 2023 through May 2033.

At June 30, 2023, asset-backed securities include AAA-rated senior tranches of securities with predominately prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $569.5 million, $406.6 million, and $163.2 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through June 30, 2023.

At June 30, 2023, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $969.0 million and $443.6 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's and AA+ by Standard & Poor's, with maturities ranging from December 2023 through March 2033.

At June 30, 2023, U.S. government agency commercial mortgage-backed securities of $632.5 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At June 30, 2023, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above, with fair values of $535.8 million, AA-rated United Kingdom Gilt securities of $383.1 million and AAA-rated supranational bonds of $207.5 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

June 30,	2023	2022
Corporate investments:
Cash and cash equivalents	$2,083.5	$1,436.3
Short-term marketable securities (a)	14.7	47.0
Long-term marketable securities (b)	104.6	122.1
Total corporate investments	$2,202.8	$1,605.4

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

Funds held for clients have been invested in the following categories:

June 30,	2023	2022
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$6,688.0	$21,346.7
Restricted short-term marketable securities held to satisfy client funds obligations	5,601.9	4,263.1
Restricted long-term marketable securities held to satisfy client funds obligations	24,043.7	23,959.4
Total funds held for clients	$36,333.6	$49,569.2

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $38,538.6 million and $51,285.5 million as of June 30, 2023 and 2022, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying the client funds obligations. Of the Company’s funds held for clients at June 30, 2023, $32,758.1 million are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and eliminate in consolidation.

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

All available-for-sale securities were rated as investment grade at June 30, 2023.

Expected maturities of available-for-sale securities at June 30, 2023 are as follows:

One year or less	$5,616.6
One year to two years	5,802.6
Two years to three years	7,038.6
Three years to four years	4,314.7
After four years	6,992.4
Total available-for-sale securities	$29,764.9

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at cost and accumulated depreciation at June 30, 2023 and 2022 are as follows:

June 30,	2023	2022
Property, plant and equipment:
Land and buildings	$682.2	$675.0
Data processing equipment	1,087.5	972.4
Furniture, leaseholds and other	669.3	634.3
	2,439.0	2,281.7
Less: accumulated depreciation	(1,757.6)	(1,629.1)
Property, plant and equipment, net	$681.4	$652.6

Depreciation of property, plant and equipment was $176.5 million, $171.0 million, and $183.3 million for fiscal 2023, 2022 and 2021, respectively.

The Company has certain assets classified as held for sale given intent to sell. The fair value of these assets was approximately $17.3 million and $5.0 million as of June 30, 2023 and 2022, respectively, and is not material for reclassification separately on the Consolidated Balance Sheets.

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

The components of operating lease expense were as follows:

	Year ended
	June 30,
	2023	2022	2021
Operating lease cost	$135.2	$144.7	$157.8
Short-term lease cost	2.0	1.1	1.3
Variable lease cost	16.1	11.5	7.6
Total operating lease cost	$153.3	$157.3	$166.7

The following table provides supplemental cash flow information related to the Company's leases:

	Year ended
	June 30,
	2023	2022	2021
Cash paid for operating lease liabilities	$129.2	$127.6	$142.2
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$90.5	$127.4	$120.2

Other information related to our operating lease liabilities is as follows:

	June 30,	June 30,
	2023	2022
Weighted-average remaining lease term (in years)	6	6
Weighted-average discount rate	2.7%	2.2%
Current operating lease liability	$95.5	$95.1

As of June 30, 2023, maturities of operating lease liabilities are as follows:

Twelve months ending June 30, 2024	$106.8
Twelve months ending June 30, 2025	93.0
Twelve months ending June 30, 2026	79.7
Twelve months ending June 30, 2027	70.8
Twelve months ending June 30, 2028	52.4
Thereafter	76.1
Total undiscounted lease obligations	478.8
Less: Imputed interest	(33.4)
Net lease obligations	$445.4

NOTE 7. GOODWILL AND INTANGIBLE ASSETS, NET

Changes in goodwill for the fiscal years ended June 30, 2023 and 2022 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2021	$2,333.6	$4.8	$2,338.4
Additions and other adjustments	11.1	—	11.1
Currency translation adjustments	(49.0)	—	(49.0)
Balance at June 30, 2022	$2,295.7	$4.8	$2,300.5
Additions and other adjustments	26.2	—	26.2
Currency translation adjustments	12.7	—	12.7
Balance at June 30, 2023	$2,334.6	$4.8	$2,339.4

Components of intangible assets, net, are as follows:

June 30,	2023	2022
Intangible assets:
Software and software licenses	$3,548.9	$3,271.3
Customer contracts and lists	1,140.6	1,104.7
Other intangibles	241.9	241.2
	4,931.4	4,617.2
Less accumulated amortization:
Software and software licenses	(2,442.6)	(2,251.9)
Customer contracts and lists	(907.5)	(798.9)
Other intangibles	(237.7)	(233.3)
	(3,587.8)	(3,284.1)
Intangible assets, net	$1,343.6	$1,333.1

Other intangibles consist primarily of purchased rights, purchased content, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 5 years (6 years for software and software licenses, 3 years for customer contracts and lists, and 1 year for other intangibles). Amortization of intangible assets was $372.8 million, $344.1 million, and $327.4 million for fiscal 2023, 2022, and 2021, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Twelve months ending June 30, 2024	$470.5
Twelve months ending June 30, 2025	$236.8
Twelve months ending June 30, 2026	$164.8
Twelve months ending June 30, 2027	$136.1
Twelve months ending June 30, 2028	$98.5

NOTE 8. SHORT TERM FINANCING

The Company has a $4.25 billion, 364-day credit agreement that matures in June 2024 with a one-year term-out option. The Company also has a five year $3.2 billion credit facility maturing in June 2026 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $2.25 billion five year credit facility that matures in June 2028 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through June 30, 2023 and 2022 under the credit agreements.

The Company's U.S. short-term funding requirements related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At June 30, 2023 and 2022 the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

Years ended June 30,	2023	2022
Average daily borrowings (in billions)	$3.4	$2.0
Weighted average interest rates	3.7%	0.4%
Weighted average maturity (approximately in days)	2 days	1 day

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At June 30, 2023 and 2022, the Company had $105.4 million and $136.4 million, respectively, of outstanding obligations related to the reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

Years ended June 30,	2023	2022
Average outstanding balances	$1,279.9	$299.6
Weighted average interest rates	4.3%	0.7%

NOTE 9. DEBT

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of June 30, 2023 and 2022 are as follows:

Debt instrument	Effective Interest Rate	June 30, 2023	June 30, 2022
Fixed-rate 3.375% notes due September 15, 2025	3.47%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Other		4.9	6.0
		3,004.9	3,006.0
Less: current portion (a)		(1.2)	(1.2)
Less: unamortized discount and debt issuance costs		(14.7)	(17.7)
Total long-term debt		$2,989.0	$2,987.1

(a) - Current portion of long-term debt as of June 30, 2023 is included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.
The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.
As of June 30, 2023, the fair value of the Notes, based on Level 2 inputs, was $2,653.9 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies.”

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards.  From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 4.9 million shares in fiscal 2023 as compared to 9.2 million shares repurchased in fiscal 2022. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions. Cash payments related to the settlement of vested time-based restricted stock units and performance-based restricted stock units were approximately 23.5 million, 22.1 million, and 10.7 million during fiscal years 2023, 2022, and 2021, respectively.

The following table represents stock-based compensation expense and related income tax benefits in each of fiscal 2023, 2022, and 2021, respectively:

Years ended June 30,	2023	2022	2021
Operating expenses	$24.6	$19.7	$17.9
Selling, general and administrative expenses	165.0	155.7	133.9
System development and programming costs	30.8	26.3	23.5
Total pretax stock-based compensation expense	$220.4	$201.7	$175.3

Income tax benefit	$54.5	$49.1	$43.0

As of June 30, 2023, the total remaining unrecognized compensation cost related to unvested stock options, restricted stock units, and restricted stock awards amounted to $8.3 million, $137.1 million, and $53.5 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 1.8 years, 1.9 years, and 1.3 years, respectively.

In fiscal 2023, the following activity occurred under the Company’s existing plans.

Stock Options:

	Number of Options (in thousands)	Weighted Average Price (in dollars)
Options outstanding at July 1, 2022	3,474	$152
Options granted	—	$—
Options exercised	(798)	$139
Options forfeited/cancelled	(22)	$173
Options outstanding at June 30, 2023	2,654	$155
Options exercisable at June 30, 2023	1,546	$141
Shares available for future grants, end of year	21,012
Shares reserved for issuance under stock option plans, end of year	23,666

Time-Based Restricted Stock and Time-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2022	1,021	173
Restricted shares/units granted	4	671
Restricted shares/units vested	(541)	(87)
Restricted shares/units forfeited	(34)	(27)
Restricted shares/units outstanding at June 30, 2023	450	730

Performance-Based Restricted Stock and Performance-Based Restricted Stock Units:

	Number of Shares (in thousands)	Number of Units (in thousands)
Restricted shares/units outstanding at July 1, 2022	222	757
Restricted shares/units granted	95	330
Restricted shares/units vested	(106)	(256)
Restricted shares/units forfeited	(14)	(10)
Restricted shares/units outstanding at June 30, 2023	197	821

The aggregate intrinsic value of outstanding stock options and exercisable stock options as of June 30, 2023 was $171.7 million and $121.3 million, respectively, which have a remaining life of 6 years and 5 years, respectively. The aggregate intrinsic value for stock options exercised in fiscal 2023, 2022, and 2021 was $80.6 million, $80.8 million, and $58.6 million, respectively.

The fair value for stock options granted was estimated at the date of grant using the following assumptions:

	2023	2022	2021
Risk-free interest rate	N/A	0%	0.1%
Dividend yield	N/A	1.8%	2.6%
Weighted average volatility factor	N/A	22.7%	25.8%
Weighted average expected life (in years)	N/A	4.9	5.4
Weighted average fair value (in dollars)	N/A	$33.03	$21.66

The weighted average fair values of shares granted were as follows:

Year ended June 30,	2023	2022	2021
(in dollars)
Performance-based restricted stock	$245.96	$206.86	$138.53
Time-based restricted stock	$214.75	$208.08	$141.52

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

The Company's pension plans' funded status as of June 30, 2023 and 2022 is as follows:

June 30,	2023	2022

Change in plan assets:
Fair value of plan assets at beginning of year	$1,800.5	$2,306.3
Actual return on plan assets	126.6	(406.7)
Employer contributions	17.0	10.7
Currency translation adjustments	(3.0)	(16.4)
Benefits paid	(86.7)	(93.4)
Fair value of plan assets at end of year	$1,854.4	$1,800.5

Change in benefit obligation:
Benefit obligation at beginning of year	$1,779.0	$2,149.3
Service cost	4.8	5.7
Interest cost	78.2	52.3
Actuarial gain (a)	(48.2)	(319.2)
Currency translation adjustments	(2.0)	(22.5)
Plan changes	—	6.8
Acquisitions	0.7	—
Benefits paid	(86.7)	(93.4)
Projected benefit obligation at end of year	$1,725.8	$1,779.0

Funded status - plan assets less benefit obligations	$128.6	$21.5
(a) The actuarial gain for fiscal 2023 was primarily due to a higher discount rate used to value plan liabilities.

The amounts recognized on the Consolidated Balance Sheets as of June 30, 2023 and 2022 consisted of:

June 30,	2023	2022

Noncurrent assets	$247.7	$148.5
Current liabilities	(5.6)	(5.3)
Noncurrent liabilities	(113.5)	(121.7)
Net amount recognized	$128.6	$21.5

The accumulated benefit obligation for all defined benefit pension plans was $1,712.1 million and $1,765.3 million at June 30, 2023 and 2022, respectively.

The Company's pension plans with projected benefit obligations in excess of plan assets as of June 30, 2023 and 2022 had the following projected benefit obligation and fair value of plan assets:

June 30,	2023	2022

Projected benefit obligation	$146.1	$145.5
Fair value of plan assets	$27.0	$18.5

The Company's pension plans with accumulated benefit obligations in excess of plan assets as of June 30, 2023 and 2022 had the following accumulated benefit obligation and fair value of plan assets:

June 30,	2023	2022

Accumulated benefit obligation	$117.0	$132.0
Fair value of plan assets	$8.3	$18.5

The components of net pension (income)/ expense were as follows:

	2023	2022	2021
Service cost – benefits earned during the year	$4.8	$5.7	$4.9
Interest cost on projected benefits	78.2	52.3	51.4
Expected return on plan assets	(127.5)	(127.9)	(121.3)
Net amortization and deferral	1.9	7.5	9.3
Special termination benefits, plan curtailments, and settlement charges	—	9.0	2.9
Net pension (income)/expense	$(42.6)	$(53.4)	$(52.8)

The net actuarial loss and prior service cost for the defined benefit pension plans that are included in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are $293.0 million and $5.5 million, respectively, at June 30, 2023. There is no remaining transition obligation for the defined benefit pension plans included in accumulated other comprehensive income (loss).

Assumptions used to determine the actuarial present value of benefit obligations were:

Years ended June 30,	2023	2022

Discount rate	5.10%	4.60%
Interest crediting rate	3.50%	3.25%
Increase in compensation levels	N/A	N/A

Assumptions used to determine the net pension expense generally were:

Years ended June 30,	2023	2022	2021

Discount rate	4.60%	2.55%	2.45%
Interest crediting rate	3.25%	3.25%	3.25%
Expected long-term rate of return on assets	6.75%	6.75%	6.75%
Increase in compensation levels	N/A	N/A	4.00%

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

Plan Assets

The Company's pension plans' asset allocations at June 30, 2023 and 2022 by asset category were as follows:

	2023	2022

Cash and cash equivalents	—%	2%
Fixed income securities	39%	39%
U.S. equity securities	19%	19%
International equity securities	15%	15%
Global equity securities	27%	25%
	100%	100%

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

As of June 30, 2023 and 2022, the U.S. pension plan asset allocation is within the target ranges.

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

The pension plans' investments included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. The pension plans' investments included in Level 2 are valued utilizing inputs obtained from an independent pricing service, which are reviewed by the Company for reasonableness. To determine the fair value of our Level 2 plan assets, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The pension plans have no Level 3 investments at June 30, 2023.

The following table presents the investments of the pension plans measured at fair value at June 30, 2023:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$829.5	$—	$829.5
Government securities	—	351.7	—	351.7
Mutual funds	18.2	279.0	—	297.2
Corporate and municipal bonds	—	355.1	—	355.1
Mortgage-backed security bonds	—	18.7	—	18.7
Total pension asset investments	$18.2	$1,834.0	$—	$1,852.2

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $2.2 million as of June 30, 2023, which have been classified as Level 1 in the fair value hierarchy.

The following table presents the investments of the pension plans measured at fair value at June 30, 2022:

	Level 1	Level 2	Level 3	Total

Commingled trusts	$—	$798.2	$—	$798.2
U.S. government securities	—	350.7	—	350.7
Mutual funds	11.0	252.6	—	263.6
Corporate and municipal bonds	—	322.4	—	322.4
Mortgage-backed security bonds	—	32.8	—	32.8
Total pension asset investments	$11.0	$1,756.7	$—	$1,767.7

In addition to the investments in the above table, the pension plans also held cash and cash equivalents of $32.8 million as of June 30, 2022, which have been classified as Level 1 in the fair value hierarchy.

Contributions

During fiscal 2023, the Company contributed $17.0 million to the pension plans. The Company expects to contribute $8.0 million to the pension plans during fiscal 2024.

Estimated Future Benefit Payments

The benefits expected to be paid in each year from fiscal 2024 to the year ended June 30, 2028 are $124.0 million, $140.4 million, $146.5 million, $126.7 million, and $125.1 million, respectively. The aggregate benefits expected to be paid in the five fiscal years from the year ended June 30, 2029 to the year ended June 30, 2033 are $661.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company's pension plans' benefit obligations at June 30, 2023 and includes estimated future employee service.

C. Retirement and Savings Plan. The Company has a 401(k) retirement and savings plan, which allows eligible employees to contribute up to 50% of their compensation annually and allows highly compensated employees to contribute up to 12% of their compensation annually. The Company matches a portion of employee contributions, which amounted to approximately $163.6 million, $153.1 million, and $130.8 million for the calendar years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 11. INCOME TAXES

Earnings before income taxes shown below are based on the geographic location to which such earnings are attributable.

Years ended June 30,	2023	2022	2021

Earnings before income taxes:
United States	$4,091.4	$3,461.8	$3,010.9
Foreign	346.2	342.3	350.3
	$4,437.6	$3,804.1	$3,361.2

The provision (benefit) for income taxes consists of the following components:

Years ended June 30,	2023	2022	2021

Current:
Federal	$840.0	$620.7	$749.3
Foreign	104.6	97.5	121.9
State	161.1	100.4	142.6
Total current	1,105.7	818.6	1,013.8

Deferred:
Federal	(77.4)	20.7	(182.6)
Foreign	4.3	(12.9)	(19.1)
State	(7.0)	28.8	(49.4)
Total deferred	(80.1)	36.6	(251.1)
Total provision for income taxes	$1,025.6	$855.2	$762.7

A reconciliation between the Company's effective tax rate and the U.S. federal statutory rate is as follows:

Years ended June 30,	2023	%	2022	%	2021	%

Provision for taxes at U.S. statutory rate	$931.9	21.0	$798.9	21.0	$705.9	21.0

Increase/(decrease) in provision from:
State taxes, net of federal tax benefit	111.2	2.5	91.8	2.4	67.2	2.0
Foreign rate differential	33.1	0.7	41.3	1.1	34.0	1.0
Excess tax benefit - Stock-based compensation	(19.0)	(0.4)	(19.9)	(0.5)	(8.8)	(0.2)
Other	(31.6)	(0.7)	(56.9)	(1.5)	(35.6)	(1.1)
	$1,025.6	23.1	$855.2	22.5	$762.7	22.7

The effective tax rate in fiscal 2023 and 2022 was 23.1% and 22.5%, respectively. The increase in the effective tax rate is primarily due to an intercompany transfer of certain assets that resulted in a lower effective tax rate in fiscal 2022 and higher reserves for uncertain tax positions in fiscal 2023.

The effective tax rate for fiscal 2022 and 2021 was 22.5% and 22.7%, respectively. The decrease in the effective tax rate is primarily due to a favorable earnings mix, lower reserves for uncertain tax positions, and an intercompany transfer of certain assets in fiscal 2022, partially offset by favorable adjustments to prior year tax liabilities and a foreign tax election in fiscal 2021.

The significant components of deferred income tax assets and liabilities and their balance sheet classifications are as follows:

Years ended June 30,	2023	2022

Deferred tax assets:
Accrued expenses not currently deductible	$209.5	$212.1
Stock-based compensation expense	48.8	43.5
Foreign tax credits	13.3	5.9
Fixed and intangible assets	108.2	—
Net operating losses	37.5	34.1
Prepaid royalty	18.0	33.7
Unrealized investment losses, net	519.5	407.2
Other	39.9	38.3
	994.7	774.8
Less: valuation allowances	(18.6)	(18.9)
Deferred tax assets, net	$976.1	$755.9

Deferred tax liabilities:
Deferred revenue	$578.1	$529.9
Fixed and intangible assets	—	6.5
Prepaid expenses	78.9	94.8
Prepaid retirement benefits	30.8	4.6
Tax on unrepatriated earnings	10.1	11.5
Other	20.7	18.2
Deferred tax liabilities	718.6	665.5
Net deferred tax (assets)/liabilities	$(257.5)	$(90.4)

There are $331.1 million and $157.4 million of long-term deferred tax assets included in other assets on the Consolidated Balance Sheets at June 30, 2023 and 2022, respectively.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of approximately $53.1 million as the Company considers such earnings to be permanently reinvested outside of the United States. As of June 30, 2023, it is not practicable to estimate the unrecognized tax liability that would occur upon distribution.

The Company has estimated foreign net operating loss carry-forwards of approximately $78.1 million as of June 30, 2023, of which $1.3 million expire through June 2033 and $76.8 million have an indefinite utilization period. As of June 30, 2023, the Company has approximately $19.0 million of federal net operating loss carry-forwards from acquired companies. The net operating losses have an annual utilization limitation pursuant to section 382 of the Internal Revenue Code and expire through June 2036.

The Company has state net operating loss carry-forwards of approximately $173.3 million as of June 30, 2023, which expire through June 2042. The Company has recorded valuation allowances of $18.6 million and $18.9 million at June 30, 2023 and 2022, respectively, to reflect the estimated amount of domestic and foreign deferred tax assets that may not be realized.

Income tax payments were approximately $1,080.7 million, $856.8 million, and $973.7 million for fiscal 2023, 2022, and 2021, respectively.

As of June 30, 2023, 2022, and 2021 the Company's liabilities for unrecognized tax benefits, which include interest and penalties, were $116.9 million, $98.1 million, and $99.9 million respectively. The amount that, if recognized, would impact the effective tax rate is $83.6 million, $68.1 million, and $68.5 million, respectively. The remainder, if recognized, would principally impact deferred taxes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2023	2022	2021

Unrecognized tax benefits at beginning of the year	$98.1	$99.9	$62.3
Additions for tax positions	11.3	8.0	18.8
Additions for tax positions of prior periods	16.8	11.6	32.5
Reductions for tax positions of prior periods	(5.0)	(8.5)	(11.0)
Settlement with tax authorities	(1.8)	(2.0)	(1.3)
Expiration of the statute of limitations	(1.0)	(9.2)	(1.5)
Impact of foreign exchange rate fluctuations	(1.5)	(1.7)	0.1
Unrecognized tax benefit at end of year	$116.9	$98.1	$99.9

Interest expense and penalties associated with uncertain tax positions have been recorded in the provision for income taxes on the Statements of Consolidated Earnings. During the fiscal years 2023, 2022, and 2021, the Company recorded interest expense of $9.1 million, $3.5 million, and $10.8 million, respectively. Penalties recorded during fiscal years 2023 and 2021 were not significant. During fiscal year 2022, the Company recorded penalties of $0.3 million.

At June 30, 2023, the Company had accrued interest of $30.0 million recorded on the Consolidated Balance Sheets within other liabilities. At June 30, 2022, the Company had accrued interest of $21.9 million recorded on the Consolidated Balance Sheets, of which $4.5 million was recorded within income taxes payable, and the remainder was recorded within other liabilities. At June 30, 2023 and June 30, 2022, the Company’s accrued penalties recorded on the Consolidated Balance Sheets within other liabilities were not material. At June 30, 2022, the Company's accrued penalties of $0.3 million, were recorded on the Consolidated Balance Sheets within income taxes payable.

The Company is routinely examined by the IRS and tax authorities in foreign countries in which it conducts business, as well as tax authorities in states in which it has significant business operations. The tax years currently under examination vary by jurisdiction. Examinations in progress in which the Company has significant business operations are as follows:

Taxing Jurisdiction	Fiscal Years under Examination
U.S. (IRS)	2023
Arizona	2016 - 2020
Illinois	2019 - 2020
Massachusetts	2016 - 2020
New York City	2016 - 2021
New York State	2016 - 2019
India	2014 - 2018, 2020 - 2021

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

If certain pending tax matters settle within the next twelve months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years and jurisdictions. Based on current estimates, the Company is not projecting any settlements. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

NOTE 12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has purchase commitments of approximately $1,067.9 million, including a reinsurance premium with Chubb for the fiscal 2024 policy year, as well as obligations related to software license agreements, and purchase and maintenance agreements on our software, equipment, and other assets, of which $297.5 million relates to fiscal 2024, $406.8 million relates to the fiscal years ending June 30, 2025 through fiscal 2026 and the remaining relates to fiscal years ending June 30, 2027 through fiscal 2028.

In May 2020, a putative class action complaint was filed against ADP, TotalSource and related defendants in the U.S. District Court, District of New Jersey. The complaint asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the ADP TotalSource Retirement Savings Plan’s fiduciary administrative and investment decision-making. The complaint seeks statutory and other unspecified monetary damages, injunctive relief and attorney’s fees. These claims are still in their early stages and the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. The Company intends to vigorously defend against this lawsuit. A second putative class action complaint, also filed in May 2020 against TotalSource and covering similar claims, has been dismissed.

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

NOTE 13. RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI")

Comprehensive income is a measure of income that includes both net earnings and other comprehensive income (loss). Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders' equity. Other comprehensive (loss)/income was ($312.1) million, ($2,004.3) million, and $25.4 million in fiscal 2023, 2022, and 2021, respectively. Changes in Accumulated Other Comprehensive Income (“AOCI”) by component are as follows:

	Currency Translation Adjustment	Net Gains/(Losses) on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income

Balance at June 30, 2020	$(322.2)	$680.4		$(30.3)		$(342.7)		$(14.8)
Other comprehensive income/(loss) before reclassification adjustments	95.4	(363.3)		(3.3)		281.5		10.3
Tax effect	—	82.6		0.8		(69.0)		14.4
Reclassification adjustments to net earnings	—	(11.3)	(A)	3.8	(C)	9.3	(B)	1.8
Tax effect	—	2.5		(0.9)		(2.7)		(1.1)
Balance at June 30, 2021	$(226.8)	$390.9		$(29.9)		$(123.6)		$10.6
Other comprehensive income/(loss) before reclassification adjustments	(127.4)	(2,228.0)		—		(229.8)		(2,585.2)
Tax effect	—	503.7		—		57.3		561.0
Reclassification adjustments to net earnings	—	4.4	(A)	4.4	(C)	18.1	(B)	26.9
Tax effect	—	(1.0)		(1.1)		(4.9)		(7.0)
Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)
Other comprehensive income/(loss) before reclassification adjustments	13.4	(500.3)		—		60.3		(426.6)
Tax effect	—	113.3		—		(13.3)		100.0
Reclassification adjustments to net earnings	—	14.7	(A)	4.4	(C)	(0.4)	(B)	18.7
Tax effect	—	(3.3)		(1.1)		0.2		(4.2)
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)

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

	Employer Services	PEO Services	Other	Total
Year ended June 30, 2023
Revenues	$12,042.6	$5,984.2	$(14.6)	$18,012.2
Earnings before income taxes	3,974.2	977.3	(513.9)	4,437.6
Capital expenditures	161.4	—	44.6	206.0
Depreciation and amortization	467.6	7.5	74.2	549.3

Year ended June 30, 2022
Revenues	$10,967.7	$5,545.7	$(15.1)	$16,498.3
Earnings before income taxes	3,406.3	871.2	(473.4)	3,804.1
Capital expenditures	125.4	—	51.7	177.1
Depreciation and amortization	428.5	8.3	78.3	515.1

Year ended June 30, 2021
Revenues	$10,195.2	$4,818.3	$(8.1)	$15,005.4
Earnings before income taxes	3,052.1	718.8	(409.7)	3,361.2
Capital expenditures	116.7	—	61.6	178.3
Depreciation and amortization	421.7	7.4	81.6	510.7

	United States	Europe	Canada	Other	Total
Year ended June 30, 2023
Revenues	$15,950.9	$1,309.2	$427.5	$324.6	$18,012.2
Assets	$44,565.9	$2,602.2	$3,022.0	$780.9	$50,971.0

Year ended June 30, 2022
Revenues	$14,503.3	$1,304.2	$389.3	$301.5	$16,498.3
Assets	$56,856.2	$2,452.9	$2,987.9	$771.2	$63,068.2

Year ended June 30, 2021
Revenues	$13,081.7	$1,307.9	$337.3	$278.5	$15,005.4
Assets	$42,137.1	$2,425.1	$3,360.5	$849.8	$48,772.5

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
Management's Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation (the “evaluation”), under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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
Management has performed an assessment of the effectiveness of ADP’s internal control over financial reporting as of June 30, 2023 based upon criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that ADP’s internal control over financial reporting was effective as of June 30, 2023.
Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of ADP included in this Annual Report on Form 10-K, has issued an attestation report on the operating effectiveness of ADP's internal control over financial reporting. The Deloitte & Touche LLP attestation report is set forth below.

/s/ Maria Black
Maria Black
Chief Executive Officer

/s/ Don McGuire
Don McGuire
Chief Financial Officer

Roseland, New Jersey
August 3, 2023

Changes in Internal Control over Financial Reporting
There were no changes in ADP's internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, ADP's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Automatic Data Processing, Inc.
Roseland, New Jersey

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Automatic Data Processing, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 3, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Morristown, New Jersey
August 3, 2023

Item 9B. Other Information
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

On August 3, 2023, the Board of Directors (the "Board") of the Company amended and restated the Company's By-Laws to eliminate reference to the Board's retirement policy under Section 2.02 since the Company's Corporate Governance Principles contain this policy. The full text of the amended and restated By-Laws is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The executive officers of the Company, their ages, positions, and the period during which they have been employed by ADP are as follows:

			Employed by
Name	Age	Position	ADP Since
Brock Albinson	48	Corporate Controller and Principal Accounting Officer	2007
John Ayala	56	Chief Operating Officer	2002
Maria Black	49	President and Chief Executive Officer	1996
Paul Boland	59	Chief Human Resources Officer	2017
Michael A. Bonarti	57	Chief Administrative Officer	1997
Chris D'Ambrosio	42	Chief Strategy Officer	2014
Joe DeSilva	48	President, Global Sales	2003
Sreeni Kutam	53	President, Global Product and Innovation	2014
David Kwon	53	Chief Legal Officer/General Counsel	2011
Don McGuire	63	Chief Financial Officer	1998
Carlos A. Rodriguez	58	Executive Chair	1999

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
Maria Black joined ADP in 1996. Prior to her appointment as President and Chief Executive Officer in January 2023, she served as President, ADP from January 2022 to December 2022, as President, Worldwide Sales and Marketing from March 2020 to December 2021, as President, Small Business Solutions and Human Resources Outsourcing from January 2017 to February 2020, as President, ADP TotalSource from July 2014 to December 2016, as General Manager, ADP United Kingdom from April 2013 to June 2014, and as General Manager, Employer Services - TotalSource Western Central Region from January 2008 to March 2013.

Paul Boland joined ADP in 2017. Prior to his appointment as Chief Human Resources Officer in June 2023, he served as Interim Chief Human Resources Officer from November 2022 to June 2023, as Senior Vice President, Human Resources, Employer Services International from September 2021 to November 2022, as Division Vice President, HR, for Europe, Middle East and Africa (EMEA), GlobalView, Asia Pacific and Latin America from July 2018 to September 2021, and as Vice President, HR for EMEA from May 2017 to July 2018. Prior to joining ADP, he served as Vice President, HR, EMEA with Allergan plc.

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
Sreeni Kutam joined ADP in 2014. Prior to his appointment as President, Global Product and Innovation in January 2023, he served as Chief Human Resources Officer from June 2018 to December 2022, as Interim Chief Human Resources Officer from January 2018 to June 2018, as Division Vice President, Human Resources, Major Account Services from May 2016 to January 2018, and as Vice President, HR Strategy and Planning from January 2014 to April 2016. Prior to joining ADP, he was an HR consultant.

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
Carlos A. Rodriguez joined ADP in 1999. Prior to his appointment as Executive Chair in January 2023, he served as President and Chief Executive Officer from November 2011 to December 2022, as President and Chief Operating Officer from May 2011 to November 2011, and as President, Employer Services International - National Account Services, ADP Canada, and GlobalView and Employer Services International, from March 2010 to May 2011.

Directors
See “Election of Directors” in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
Insider Trading Policy
Our Company maintains an insider trading policy to provide guidelines to all directors, officers, associates and consultants of ADP with respect to trading in ADP securities, as well as the securities of publicly traded companies with whom ADP has a business relationship. The policy prohibits trading by any person while in possession of material non-public information in violation of applicable law and provides for restricted periods and pre-clearance procedures for our directors and officers and certain other specified persons, as well as other related policies and procedures. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to ADP.

Audit Committee; Audit Committee Financial Expert
See “Corporate Governance - Committees of the Board of Directors” and “Audit Committee Report” in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation
    See “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation and Management Development Committee Report,” “Compensation of Executive Officers,” “Potential Payments to Named Executive Officers Upon Termination or Change in Control,” “CEO Pay Ratio,” “Pay versus Performance,” and “Compensation of Non-Employee Directors” in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
    See “Election of Directors” and “Corporate Governance” in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
See “Independent Registered Public Accounting Firm's Fees” in the Proxy Statement for the Company's 2023 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Part IV
1.Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules
1. Financial Statements
The following report and Consolidated Financial Statements of the Company are contained in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Statements of Consolidated Earnings - years ended June 30, 2023, 2022 and 2021
Statements of Consolidated Comprehensive Income - years ended June 30, 2023, 2022 and 2021
Consolidated Balance Sheets - June 30, 2023 and 2022
Statements of Consolidated Stockholders' Equity - years ended June 30, 2023, 2022 and 2021
Statements of Consolidated Cash Flows - years ended June 30, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
2. Financial Statement Schedules

Page in Form 10-K
Schedule II - Valuation and Qualifying Accounts	88
All other Schedules have been omitted because they are inapplicable, are not required or the information is included elsewhere in the financial statements or notes thereto.
(b) Exhibits
The following exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference to the document set forth next to the exhibit in the list below:

3.1	Amended and Restated Certificate of Incorporation dated November 10, 1998 - incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 333-72023 on Form S-4 filed with the Commission on February 9, 1999

3.2	Amended and Restated By-laws of the Company, dated August 3, 2023
4.1	Description of Common Stock
4.2	Form of Indenture between the Company and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-206631), filed on August 28, 2015
4.3	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and Wells Fargo Bank, National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on September 15, 2015
4.4	Form of 3.375% Senior Note due 2025 - incorporated by reference to Exhibit B to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on September 15, 2015
4.5	Form of First Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020
4.6	Form of 1.250% Senior Note due 2030 - incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2020 and filed on August 13, 2020
4.7	Form of Second Supplemental Indenture between Automatic Data Processing, Inc. and U.S. Bank National Association, as trustee - incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021
4.8	Form of 1.700% Senior Note due 2028 - incorporated by reference to Exhibit A to 4.1 to the Company's Current Report on Form 8-K dated May 11, 2021 and filed on May 14, 2021
10.1	364-Day Credit Agreement, dated as of June 30, 2023, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed on June 30, 2023
10.2	Five-Year Credit Agreement, dated as of June 30, 2023, among Automatic Data Processing, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank, Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed on June 30, 2023
10.3	Amendment Agreement, dated as of June 30, 2023, relating to the Five-Year Credit Agreement, dated as of June 9, 2021, among Automatic Data Processing, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
10.4	Five-Year Credit Agreement, dated as of June 9, 2021, among Automatic Data Processing, Inc., the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., BNP Paribas, Wells Fargo Bank, N.A., and Deutsche Bank Securities Inc., as Syndication Agents, and Barclays Bank PLC and MUFG Bank Ltd., as Documentation Agents - incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 9, 2021 and filed on June 10, 2021
10.5	Amended and Restated Supplemental Officers Retirement Plan - incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.6	Automatic Data Processing, Inc. Deferred Compensation Plan, as Amended and Restated Effective October 14, 2020 - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)
10.7	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers, as amended - incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.8	Automatic Data Processing, Inc. Amended and Restated Employees’ Savings-Stock Purchase Plan, effective as of November 9, 2022 (Management Compensatory Plan)
10.9	Automatic Data Processing, Inc. Executive Retirement Plan - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.10	Automatic Data Processing, Inc. Retirement and Savings Restoration Plan (Amended and Restated as of February 3, 2020) - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (Management Compensatory Plan)
10.11	Automatic Data Processing, Inc. Corporate Officer Severance Plan - incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)

10.12	Automatic Data Processing, Inc. Change in Control Severance Plan for Corporate Officers (as amended) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.13	Automatic Data Processing, Inc. Amended and Restated 2008 Omnibus Award Plan (as amended and restated as of April 11, 2018, the "2008 Omnibus Award Plan") - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (Management Compensatory Plan)
10.14	French Sub Plan under the 2008 Omnibus Award Plan effective as of January 26, 2012 - incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (Management Compensatory Plan)
10.15	Amended French Sub Plan under the 2008 Omnibus Award Plan effective as of April 6, 2016 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.16	Form of Deferred Stock Unit Award Agreement under the 2008 Omnibus Award Plan - incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (Management Compensatory Plan)
10.17	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Employees) - incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (Management Compensatory Plan)
10.18	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (Management Compensatory Plan)
10.19	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan (Form for Corporate Officers) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (Management Compensatory Plan)
10.20	Form of Stock Option Grant Agreement under the 2008 Omnibus Award Plan for grants beginning September 1, 2017 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (Management Compensatory Plan)
10.21	Automatic Data Processing, Inc. 2018 Omnibus Award Plan (the "2018 Omnibus Award Plan") - incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Form Schedule 14A dated September 20, 2018 (Management Compensatory Plan)
10.22	French Sub Plan under the 2018 Omnibus Award Plan (Adopted January 15, 2019) (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (Management Compensatory Plan)
10.23	Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.24	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.25	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan) - incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 6, 2018 and filed on November 13, 2018 (Management Compensatory Plan)
10.26	Form of Stock Option Grant Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.27	Form of Restricted Stock and Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.28	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2021 - incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (Management Compensatory Plan)
10.29	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 - incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (Management Compensatory Plan)

10.30	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2022 - incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (Management Compensatory Plan)
10.31	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 (Management Compensatory Plan)
10.32	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan for grants beginning September 1, 2023 (Management Compensatory Plan)
10.33	ADP Canada Co. Supplementary Excess Retirement Plan, Amended and Restated as of August 1, 2018 (Management Compensatory Plan) - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022
10.34	Compensation letter for Don McGuire, dated September 2021, and relocation addendum, dated October 26, 2021, by and between Automatic Data Processing, Inc. and Don McGuire - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021
10.35	Separation Agreement and Release, dated January 30, 2023, by and between Don Weinstein and Automatic Data Processing, Inc. - incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022
19.1	ADP Insider Trading Policy, effective April 13, 2023
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document

AUTOMATIC DATA PROCESSING, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
		(1)	(2)
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts (A)	Deductions		Balance at end of year
Year ended June 30, 2023:
Allowance for doubtful accounts:
Current	$56,768	$23,412	$(34)	$(27,066)	(B)	$53,080
Long-term	$83	$—	$30	$—	(B)	$113
Deferred tax valuation allowance	$18,867	$28	$366	$(661)		$18,600
Year ended June 30, 2022:
Allowance for doubtful accounts:
Current	$79,568	$(1,893)	$1,413	$(22,320)	(B)	$56,768
Long-term	$249	$—	$(166)	$—	(B)	$83
Deferred tax valuation allowance	$13,377	$8,563	$(250)	$(2,823)		$18,867
Year ended June 30, 2021:
Allowance for doubtful accounts:
Current	$92,472	$14,661	$2,185	$(29,750)	(B)	$79,568
Long-term	$549	$—	$(300)	$—	(B)	$249
Deferred tax valuation allowance	$11,992	$3,250	$226	$(2,091)		$13,377

(A) Includes amounts related to foreign exchange fluctuation.
(B) Doubtful accounts written off, less recoveries on accounts previously written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC.
(Registrant)

August 3, 2023	By	/s/ Maria Black
Maria Black
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Black	President and Chief Executive	August 3, 2023
(Maria Black)	Officer, Director
(Principal Executive Officer)

/s/ Don McGuire	Chief Financial Officer	August 3, 2023
(Don McGuire)	(Principal Financial Officer)

/s/ Brock Albinson	Corporate Controller	August 3, 2023
(Brock Albinson)	(Principal Accounting Officer)

/s/ Peter Bisson	Director	August 3, 2023
(Peter Bisson)

/s/ David V. Goeckeler	Director	August 3, 2023
(David V. Goeckeler)

/s/ Linnie M. Haynesworth	Director	August 3, 2023
(Linnie M. Haynesworth)

/s/ John P. Jones	Director	August 3, 2023
(John P. Jones)

/s/ Francine S. Katsoudas	Director	August 3, 2023
(Francine S. Katsoudas)

/s/ Nazzic S. Keene	Director	August 3, 2023
(Nazzic S. Keene)

/s/ Thomas J. Lynch	Director	August 3, 2023
(Thomas J. Lynch)

/s/ Scott F. Powers	Director	August 3, 2023
(Scott F. Powers)

/s/ William J. Ready	Director	August 3, 2023
(William J. Ready)

/s/ Carlos A. Rodriguez	Executive Chair, Director	August 3, 2023
(Carlos A. Rodriguez)

/s/ Sandra S. Wijnberg	Director	August 3, 2023
(Sandra S. Wijnberg)