Form 10-Q
period 2023-12-31
AUTOMATIC DATA PROCESSING INC
filed 2024-02-01
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023

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
The number of shares outstanding of the registrant’s common stock as of January 29, 2024 was 410,790,567.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$2,898.6	$2,702.2	$5,741.4	$5,348.6
Interest on funds held for clients	225.3	187.2	427.1	328.3
PEO revenues (A)	1,544.1	1,501.6	3,011.8	2,929.7
TOTAL REVENUES	4,668.0	4,391.0	9,180.3	8,606.6

EXPENSES:
Costs of revenues:
Operating expenses	2,213.3	2,134.5	4,370.9	4,209.0
Research and development	228.7	204.2	465.1	413.9
Depreciation and amortization	119.6	112.0	240.9	221.4
TOTAL COSTS OF REVENUES	2,561.6	2,450.7	5,076.9	4,844.3

Selling, general, and administrative expenses	922.5	855.7	1,802.8	1,656.1
Interest expense	104.9	57.0	196.5	108.1
TOTAL EXPENSES	3,589.0	3,363.4	7,076.2	6,608.5

Other (income)/expense, net	(64.8)	(30.5)	(132.5)	(70.0)

EARNINGS BEFORE INCOME TAXES	1,143.8	1,058.1	2,236.6	2,068.1

Provision for income taxes	265.4	245.0	498.8	475.9

NET EARNINGS	$878.4	$813.1	$1,737.8	$1,592.2

BASIC EARNINGS PER SHARE	$2.14	$1.96	$4.22	$3.84

DILUTED EARNINGS PER SHARE	$2.13	$1.95	$4.20	$3.82

Basic weighted average shares outstanding	411.1	414.3	411.4	414.4
Diluted weighted average shares outstanding	412.5	416.2	414.0	416.6

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $18,379.2 million and $17,852.4 million for the three months ended December 31, 2023 and 2022, respectively, and $34,373.8 million and $33,386.6 million for the six months ended December 31, 2023 and 2022, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net earnings	$878.4	$813.1	$1,737.8	$1,592.2

Other comprehensive income/(losses):
Currency translation adjustments	53.9	71.1	9.3	(13.6)

Unrealized net gains/(losses) on available-for-sale securities	860.5	242.2	709.9	(592.9)
Tax effect	(194.9)	(51.2)	(164.8)	134.5
Reclassification of realized net losses/(gains) on available-for-sale securities to net earnings	2.0	11.5	4.0	13.0
Tax effect	(0.5)	(2.7)	(1.0)	(2.9)

Amortization of unrealized losses on cash flow hedging activities	1.1	1.1	2.2	2.2
Tax effect	(0.2)	(0.2)	(0.5)	(0.5)

Reclassification of pension liability adjustment to net earnings	0.9	1.5	1.9	3.6
Tax effect	(0.2)	(0.1)	(0.4)	(0.6)

Other comprehensive income/(loss), net of tax	722.6	273.2	560.6	(457.2)
Comprehensive income	$1,601.0	$1,086.3	$2,298.4	$1,135.0

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	December 31,	June 30,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$1,641.3	$2,083.5
Accounts receivable, net of allowance for doubtful accounts of $48.6 and $53.0, respectively	3,372.4	3,009.6
Other current assets	1,020.6	743.9
Total current assets before funds held for clients	6,034.3	5,837.0
Funds held for clients	42,509.1	36,333.6
Total current assets	48,543.4	42,170.6
Long-term receivables, net of allowance for doubtful accounts of $0.1 and $0.1, respectively	7.6	8.5
Property, plant and equipment, net	671.0	681.4
Operating lease right-of-use asset	372.0	402.4
Deferred contract costs	2,794.7	2,769.7
Other assets	995.8	1,255.4
Goodwill	2,369.8	2,339.4
Intangible assets, net	1,315.1	1,343.6
Total assets	$57,069.4	$50,971.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76.8	$96.8
Accrued expenses and other current liabilities	2,634.9	2,342.6
Accrued payroll and payroll-related expenses	603.2	941.4
Dividends payable	569.7	510.0
Short-term deferred revenues	188.3	188.6
Obligations under reverse repurchase agreements (A)	21.6	105.4
Income taxes payable	1.1	44.2
Total current liabilities before client funds obligations	4,095.6	4,229.0
Client funds obligations	44,002.1	38,538.6
Total current liabilities	48,097.7	42,767.6
Long-term debt	2,990.2	2,989.0
Operating lease liabilities	326.8	349.9
Other liabilities	918.9	933.7
Deferred income taxes	68.3	73.6
Long-term deferred revenues	347.9	348.1
Total liabilities	52,749.8	47,461.9

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at December 31, 2023 and June 30, 2023; outstanding, 410.7 and 412.1 shares at December 31, 2023 and June 30, 2023, respectively	63.9	63.9
Capital in excess of par value	2,262.9	2,102.3
Retained earnings	22,757.1	22,118.0
Treasury stock - at cost: 228.0 and 226.6 shares at December 31, 2023 and June 30, 2023, respectively	(19,019.1)	(18,469.3)
Accumulated other comprehensive (loss)/ income	(1,745.2)	(2,305.8)
Total stockholders’ equity	4,319.6	3,509.1
Total liabilities and stockholders’ equity	$57,069.4	$50,971.0

(A) As of December 31, 2023, $21.5 million of short-term marketable securities and $0.1 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements. As of June 30, 2023, $104.6 million of long-term marketable securities and $0.8 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net earnings	$1,737.8	$1,592.2
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	281.6	271.9
Amortization of deferred contract costs	526.7	488.6
Deferred income taxes	22.5	9.9
Stock-based compensation expense	132.4	109.0
Net pension income	(11.6)	(20.0)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(17.4)	23.6
Other	16.9	30.8
Changes in operating assets and liabilities:
Increase in accounts receivable	(382.3)	(1.1)
Increase in deferred contract costs	(538.0)	(503.3)
Increase in other assets	(313.6)	(284.6)
Decrease in accounts payable	(19.0)	(20.5)
Decrease in accrued expenses and other liabilities	(77.1)	(78.7)
Net cash flows provided by operating activities	1,358.9	1,617.8

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(1,305.5)	(3,707.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	1,503.2	2,525.6
Capital expenditures	(94.1)	(95.1)
Additions to intangibles	(165.7)	(178.4)
Acquisitions of businesses, net of cash acquired	(33.6)	(14.4)
Proceeds from sale of property, plant, and equipment and other assets	26.4	—
Other	(8.5)	—
Net cash flows used in investing activities	(77.8)	(1,469.4)

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	5,421.9	(8,096.8)
Payments of debt	(0.5)	(0.5)
Repurchases of common stock	(504.7)	(553.5)
Net proceeds from stock purchase plan and stock-based compensation plans	(17.5)	24.8
Dividends paid	(1,032.1)	(865.5)
Net payments related to reverse repurchase agreements	(51.0)	(132.8)
Net cash flows provided by/(used in) financing activities	3,816.1	(9,624.3)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	10.6	(24.6)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	5,107.8	(9,500.5)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	8,771.5	22,783.0
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$13,879.3	$13,282.5

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$1,641.3	$1,345.0
Restricted cash and restricted cash equivalents included in funds held for clients (A)	12,238.0	11,937.5
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$13,879.3	$13,282.5

Supplemental disclosures of cash flow information:
Cash paid for interest	$192.8	$104.5
Cash paid for income taxes, net of income tax refunds	$590.4	$537.1

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

Note 2.  New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

None.
Recently Issued Accounting Pronouncements

Standard	Description	Effective Date	Effect on Financial Statements or Other Significant Matters
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This update enhances the transparency and decision usefulness of income tax disclosures to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows.	June 30, 2026 (Fiscal 2026)	The Company is assessing this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated results of operations, financial condition, and cash flows.
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and certain quantitative disclosures.	June 30, 2025 (Fiscal 2025)	The Company is assessing this guidance. The adoption will modify disclosures but will not have an impact on the Company's consolidated results of operations financial condition, and cash flows.

Note 3.  Revenue

Based upon similar operational and economic characteristics, the Company’s revenues are disaggregated by its three business pillars: Human Capital Management (“HCM”), HR Outsourcing (“HRO”), and Global Solutions (“Global”), with separate disaggregation for PEO zero-margin benefits pass-through revenues and client funds interest revenues. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

The following tables provide details of revenue by our business pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Types of Revenues	2023	2022	2023	2022
HCM	$1,975.2	$1,861.8	$3,889.4	$3,672.8
HRO, excluding PEO zero-margin benefits pass-throughs	888.7	853.9	1,700.4	1,631.2
PEO zero-margin benefits pass-throughs	970.7	944.2	1,947.5	1,890.0
Global	608.1	543.9	1,215.9	1,084.3
Interest on funds held for clients	225.3	187.2	427.1	328.3
Total Revenues	$4,668.0	$4,391.0	$9,180.3	$8,606.6

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,977.4	$—	$(2.2)	$1,975.2
HRO, excluding PEO zero-margin benefits pass-throughs	316.4	573.4	(1.1)	888.7
PEO zero-margin benefits pass-throughs	—	970.7	—	970.7
Global	608.1	—	—	608.1
Interest on funds held for clients	223.3	2.0	—	225.3
Total Segment Revenues	$3,125.2	$1,546.1	$(3.3)	$4,668.0

Reconciliation of disaggregated revenue to our reportable segments for the three months ended December 31, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$1,864.1	$—	$(2.3)	$1,861.8
HRO, excluding PEO zero-margin benefits pass-throughs	298.4	557.4	(1.9)	853.9
PEO zero-margin benefits pass-throughs	—	944.2	—	944.2
Global	543.9	—	—	543.9
Interest on funds held for clients	185.5	1.7	—	187.2
Total Segment Revenues	$2,891.9	$1,503.3	$(4.2)	$4,391.0

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,894.0	$—	$(4.6)	$3,889.4
HRO, excluding PEO zero-margin benefits pass-throughs	638.5	1,064.3	(2.4)	1,700.4
PEO zero-margin benefits pass-throughs	—	1,947.5	—	1,947.5
Global	1,215.9	—	—	1,215.9
Interest on funds held for clients	423.2	3.9	—	427.1
Total Segment Revenues	$6,171.6	$3,015.7	$(7.0)	$9,180.3

Reconciliation of disaggregated revenue to our reportable segments for the six months ended December 31, 2022:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$3,677.4	$—	$(4.6)	$3,672.8
HRO, excluding PEO zero-margin benefits pass-throughs	595.2	1,039.7	(3.7)	1,631.2
PEO zero-margin benefits pass-throughs	—	1,890.0	—	1,890.0
Global	1,084.3	—	—	1,084.3
Interest on funds held for clients	325.3	3.0	—	328.3
Total Segment Revenues	$5,682.2	$2,932.7	$(8.3)	$8,606.6

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenues related to set up fees for the six months ended December 31, 2023 were as follows:

Contract Liability
Contract liability, July 1, 2023	$464.8
Recognition of revenue included in beginning of year contract liability	(33.8)
Contract liability, net of revenue recognized on contracts during the period	35.5
Currency translation adjustments	5.0
Contract liability, December 31, 2023	$471.5

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended December 31, 2023
Net earnings	$878.4			$878.4
Weighted average shares (in millions)	411.1	0.8	0.6	412.5
EPS	$2.14			$2.13
Three Months Ended December 31, 2022
Net earnings	$813.1			$813.1
Weighted average shares (in millions)	414.3	1.0	0.9	416.2
EPS	$1.96			$1.95

Six Months Ended December 31, 2023
Net earnings	$1,737.8			$1,737.8
Weighted average shares (in millions)	411.4	0.9	1.7	414.0
EPS	$4.22			$4.20
Six Months Ended December 31, 2022
Net earnings	$1,592.2			$1,592.2
Weighted average shares (in millions)	414.4	1.1	1.1	416.6
EPS	$3.84			$3.82

For the three months ended December 31, 2023, there were 0.1 million stock options excluded from the calculation of diluted earnings per share due to anti-dilution. For the six months ended December 31, 2023, there were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution. For the three and six months ended December 31, 2022, there were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution.

Note 5. Other (Income)/Expense, Net

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest income on corporate funds	$(56.9)	$(28.9)	$(103.4)	$(58.6)
Realized losses/(gains) on available-for-sale securities, net	2.0	11.5	4.0	13.0
Gain on sale of assets	(1.4)	—	(16.0)	—
Impairment of assets	—	—	—	0.3
Non-service components of pension income, net (see Note 11)	(8.5)	(13.1)	(17.1)	(24.7)
Other (income)/expense, net	$(64.8)	$(30.5)	$(132.5)	$(70.0)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at December 31, 2023 and June 30, 2023 were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$13,879.3	$—	$—	$13,879.3
Available-for-sale securities:
Corporate bonds	15,872.1	28.9	(934.8)	14,966.2
U.S. Treasury securities	8,030.1	17.8	(174.7)	7,873.2
Canadian government obligations and Canadian government agency obligations	2,109.2	2.1	(101.6)	2,009.7
U.S. government agency securities	1,661.1	0.3	(144.6)	1,516.8
Asset-backed securities	1,152.4	6.2	(46.5)	1,112.1
Canadian provincial bonds	992.5	4.7	(55.8)	941.4
Commercial mortgage-backed securities	603.5	—	(34.7)	568.8
Other securities	1,367.7	7.7	(68.1)	1,307.3

Total available-for-sale securities	31,788.6	67.7	(1,560.8)	30,295.5

Total corporate investments and funds held for clients	$45,667.9	$67.7	$(1,560.8)	$44,174.8
(A) Included within available-for-sale securities are corporate investments with fair values of $24.4 million and funds held for clients with fair values of $30,271.1 million. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2023. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at December 31, 2023.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2023, are as follows:

	December 31, 2023
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(3.6)	$247.4	$(931.2)	$13,349.4	$(934.8)	$13,596.8
U.S. Treasury securities	(13.3)	1,231.1	(161.4)	5,589.2	(174.7)	6,820.3
Canadian government obligations and Canadian government agency obligations	(0.3)	17.1	(101.3)	1,772.8	(101.6)	1,789.9
U.S. government agency securities	(0.1)	18.8	(144.5)	1,477.8	(144.6)	1,496.6
Asset-backed securities	(0.5)	56.7	(46.0)	765.5	(46.5)	822.2
Canadian provincial bonds	(0.2)	32.1	(55.6)	764.5	(55.8)	796.6
Commercial mortgage-backed securities	(0.4)	11.3	(34.3)	557.5	(34.7)	568.8
Other securities	(8.0)	227.1	(60.1)	780.1	(68.1)	1,007.2
	$(26.4)	$1,841.6	$(1,534.4)	$25,056.8	$(1,560.8)	$26,898.4

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

At December 31, 2023, corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above, and have maturities ranging from January 2024 through November 2033.

At December 31, 2023, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $552.4 million, $377.7 million, and $157.3 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through December 31, 2023.

At December 31, 2023, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $990.5 million and $447.1 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from February 2024 through March 2033.

At December 31, 2023, U.S. government agency commercial mortgage-backed securities of $568.8 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At December 31, 2023, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $534.3 million, AA-rated United Kingdom Gilt securities of $399.5 million, and AAA-rated supranational bonds of $211.9 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	December 31,	June 30,
	2023	2023
Corporate investments:
Cash and cash equivalents	$1,641.3	$2,083.5
Short-term marketable securities (a)	24.4	14.7
Long-term marketable securities (b)	—	104.6
Total corporate investments	$1,665.7	$2,202.8

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

Funds held for clients have been invested in the following categories:

	December 31,	June 30,
	2023	2023
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$12,238.0	$6,688.0
Restricted short-term marketable securities held to satisfy client funds obligations	6,479.6	5,601.9
Restricted long-term marketable securities held to satisfy client funds obligations	23,791.5	24,043.7
Total funds held for clients	$42,509.1	$36,333.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $44,002.1 million and $38,538.6 million at December 31, 2023 and June 30, 2023, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at December 31, 2023 and June 30, 2023, $39,005.9 million and $32,758.1 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at December 31, 2023.

Expected maturities of available-for-sale securities at December 31, 2023 are as follows:

One year or less	$6,504.0
One year to two years	6,799.5
Two years to three years	7,078.7
Three years to four years	2,336.7
After four years	7,576.6
Total available-for-sale securities	$30,295.5

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

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating lease cost	$32.2	$32.1	$66.2	$67.8
Short-term lease cost	0.4	0.4	0.9	0.7
Variable lease cost	4.8	3.9	8.0	6.8
Total operating lease cost	$37.4	$36.4	$75.1	$75.3

The following table provides supplemental cash flow information related to the Company's leases:

	Six Months Ended
	December 31,
	2023	2022
Cash paid for operating lease liabilities	$63.6	$65.3
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$45.8	$18.7

Other information related to our operating lease liabilities is as follows:

	December 31,	June 30,
	2023	2023
Weighted-average remaining lease term (in years)	5	6
Weighted-average discount rate	3.0%	2.7%
Current operating lease liability	$96.5	$95.5

As of December 31, 2023, maturities of operating lease liabilities are as follows:

Six months ending June 30, 2024	$56.9
Twelve months ending June 30, 2025	100.4
Twelve months ending June 30, 2026	86.7
Twelve months ending June 30, 2027	75.7
Twelve months ending June 30, 2028	56.0
Thereafter	81.0
Total undiscounted lease obligations	456.7
Less: Imputed interest	(33.4)
Net lease obligations	$423.3

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the six months ended December 31, 2023 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2023	$2,334.6	$4.8	$2,339.4
Additions and other adjustments	27.5	—	27.5
Currency translation adjustments	2.9	—	2.9
Balance at December 31, 2023	$2,365.0	$4.8	$2,369.8

Components of intangible assets, net, are as follows:

	December 31,	June 30,
	2023	2023
Intangible assets:
Software and software licenses	$3,673.4	$3,548.9
Customer contracts and lists	1,162.6	1,140.6
Other intangibles	242.0	241.9
	5,078.0	4,931.4
Less accumulated amortization:
Software and software licenses	(2,559.0)	(2,442.6)
Customer contracts and lists	(964.1)	(907.5)
Other intangibles	(239.8)	(237.7)
	(3,762.9)	(3,587.8)
Intangible assets, net	$1,315.1	$1,343.6

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 3 years for customer contracts and lists, and 1 year for other intangibles). Amortization of intangible assets was $94.5 million and $93.7 million for the three months ended December 31, 2023 and 2022, respectively, and $190.2 million and $186.1 million for the six months ended December 31, 2023 and 2022, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Six months ending June 30, 2024	$210.2
Twelve months ending June 30, 2025	$313.9
Twelve months ending June 30, 2026	$204.7
Twelve months ending June 30, 2027	$163.2
Twelve months ending June 30, 2028	$125.0
Twelve months ending June 30, 2029	$95.3

Note 9. Short-term Financing

The Company has a $4.25 billion, 364-day credit agreement that matures in June 2024 with a one year term-out option. The Company also has a five year, $3.2 billion credit facility maturing in June 2026 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $2.25 billion, five year credit facility that matures in June 2028 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through December 31, 2023 under the credit agreements.

The Company's U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2023 and June 30, 2023, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Average daily borrowings (in billions)	$3.9	$3.4	$4.0	$4.0
Weighted average interest rates	5.4%	3.5%	5.3%	2.8%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At December 31, 2023 and June 30, 2023, the Company had $21.6 million and $105.4 million, respectively, of outstanding obligations related to reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Average outstanding balances	$2,423.3	$960.8	$1,901.1	$1,040.1
Weighted average interest rates	5.4%	3.4%	5.4%	2.9%

Note 10. Debt

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of December 31, 2023 and June 30, 2023, are as follows:

Debt instrument	Effective Interest Rate	December 31, 2023	June 30, 2023
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Other		4.5	4.9
		3,004.5	3,004.9
Less: current portion (a)		(1.1)	(1.2)
Less: unamortized discount and debt issuance costs		(13.2)	(14.7)
Total long-term debt		$2,990.2	$2,989.0
(a) - Current portion of long-term debt as of December 31, 2023 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of December 31, 2023, the fair value of the Notes, based on Level 2 inputs, was $2,716.4 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2023.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.1 million and 0.9 million shares in the three months ended December 31, 2023 and 2022, respectively, and repurchased 2.1 million and 2.3 million shares in the six months ended December 31, 2023 and 2022, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and six months ended December 31, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating expenses	$7.4	$6.5	$14.8	$12.5
Selling, general and administrative expenses	57.6	44.4	100.4	81.5
Research and development	8.6	7.5	17.2	15.0
Total stock-based compensation expense	$73.6	$58.4	$132.4	$109.0

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost – benefits earned during the period	$1.3	$1.2	$2.6	$2.3
Interest cost on projected benefits	21.1	19.5	42.3	39.0
Expected return on plan assets	(29.0)	(31.8)	(58.0)	(63.7)
Net amortization and deferral	0.8	0.4	1.5	1.0
Settlement charges and special termination benefits	—	—	—	1.4
Net pension (income)/expense	$(5.8)	$(10.7)	$(11.6)	$(20.0)

Note 12. Income Taxes

The effective tax rate for the three months ended December 31, 2023 and 2022 was 23.2%. The rate remained flat due to a lower state income tax rate and a lower benefit for adjustments to prior year tax liabilities in the three months ended December 31, 2023.

The effective tax rate for the six months ended December 31, 2023 and 2022 was 22.3% and 23.0%, respectively. The decrease is primarily due to lower reserves for uncertain tax positions and a valuation allowance release offset by a lower excess tax benefit on stock-based compensation in the six months ended December 31, 2023.

Note 13. Commitments and Contingencies

In May 2020, a putative class action complaint was filed against ADP, TotalSource and related defendants in the U.S. District Court, District of New Jersey. The complaint asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the ADP TotalSource Retirement Savings Plan’s fiduciary administrative and investment decision-making. The complaint seeks statutory and other unspecified monetary damages, injunctive relief and attorney’s fees. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter. The Company is vigorously defending against this lawsuit.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	December 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2023	$63.9	$2,188.7	$22,455.4	$(18,767.4)	$(2,467.8)	$3,472.8
Net earnings	—	—	878.4	—	—	878.4
Other comprehensive income	—	—	—	—	722.6	722.6
Stock-based compensation expense	—	67.6	—	—	—	67.6
Issuances relating to stock compensation plans	—	6.6	—	0.3	—	6.9
Treasury stock acquired (1.1 million shares repurchased)	—	—	—	(252.0)	—	(252.0)
Dividends declared ($1.40 per share)	—	—	(576.7)	—	—	(576.7)
Balance at December 31, 2023	$63.9	$2,262.9	$22,757.1	$(19,019.1)	$(1,745.2)	$4,319.6

	Three Months Ended
	December 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at September 30, 2022	$63.9	$1,893.1	$21,039.0	$(17,695.4)	$(2,724.1)	$2,576.5
Net earnings	—	—	813.1	—	—	813.1
Other comprehensive income	—	—	—	—	273.2	273.2
Stock-based compensation expense	—	51.0	—	—	—	51.0
Issuances relating to stock compensation plans	—	10.1	—	6.2	—	16.3
Treasury stock acquired (0.9 million shares repurchased)	—	—	—	(224.3)	—	(224.3)
Dividends declared ($1.25 per share)	—	—	(519.1)	—	—	(519.1)
Balance at December 31, 2022	$63.9	$1,954.2	$21,333.0	$(17,913.5)	$(2,450.9)	$2,986.7

	Six Months Ended
	December 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2023	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)	$3,509.1
Net earnings	—	—	1,737.8	—	—	1,737.8
Other comprehensive income	—	—	—	—	560.6	560.6
Stock-based compensation expense	—	121.7	—	—	—	121.7
Issuances relating to stock compensation plans	—	38.9	—	49.7	—	88.6
Treasury stock acquired (2.1 million shares repurchased)	—	—	—	(599.5)	—	(599.5)
Dividends declared ($2.65 per share)	—	—	(1,098.7)	—	—	(1,098.7)
Balance at December 31, 2023	$63.9	$2,262.9	$22,757.1	$(19,019.1)	$(1,745.2)	$4,319.6

	Six Months Ended
	December 31, 2022
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2022	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)	$3,225.3
Net earnings	—		1,592.2	—	—	1,592.2
Other comprehensive income	—		—	—	(457.2)	(457.2)
Stock-based compensation expense	—	97.0	—	—	—	97.0
Issuances relating to stock compensation plans	—	63.0	—	46.5	—	109.5
Treasury stock acquired (2.3 million shares repurchased)	—	—	—	(624.6)	—	(624.6)
Dividends declared ($2.29 per share)	—	—	(955.5)	—	—	(955.5)
Balance at December 31, 2022	$63.9	$1,954.2	$21,333.0	$(17,913.5)	$(2,450.9)	$2,986.7

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	December 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2023	$(385.4)	$(1,824.6)		$(22.5)		$(235.3)		$(2,467.8)
Other comprehensive income/(loss) before reclassification adjustments	53.9	860.5		—		—		914.4
Tax effect	—	(194.9)		—		—		(194.9)
Reclassification adjustments to net earnings	—	2.0	(A)	1.1	(C)	0.9	(B)	4.0
Tax effect	—	(0.5)		(0.2)		(0.2)		(0.9)
Balance at December 31, 2023	$(331.5)	$(1,157.5)		$(21.6)		$(234.6)		$(1,745.2)

	Three Months Ended
	December 31, 2022
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at September 30, 2022	$(438.9)	$(1,978.1)		$(25.8)		$(281.3)		$(2,724.1)
Other comprehensive (loss)/income before reclassification adjustments	71.1	242.2		—		—		313.3
Tax effect	—	(51.2)		—		—		(51.2)
Reclassification adjustments to net earnings	—	11.5	(A)	1.1	(C)	1.5	(B)	14.1
Tax effect	—	(2.7)		(0.2)		(0.1)		(3.0)
Balance at December 31, 2022	$(367.8)	$(1,778.3)		$(24.9)		$(279.9)		$(2,450.9)

	Six Months Ended
	December 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive (loss)/income before reclassification adjustments	9.3	709.9		—		—		719.2
Tax effect	—	(164.8)		—		—		(164.8)
Reclassification adjustments to net earnings	—	4.0	(A)	2.2	(C)	1.9	(B)	8.1
Tax effect	—	(1.0)		(0.5)		(0.4)		(1.9)
Balance at December 31, 2023	$(331.5)	$(1,157.5)		$(21.6)		$(234.6)		$(1,745.2)

	Six Months Ended
	December 31, 2022
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)
Other comprehensive (loss)/income before reclassification adjustments	(13.6)	(592.9)		—		—		(606.5)
Tax effect	—	134.5		—		—		134.5
Reclassification adjustments to net earnings	—	13.0	(A)	2.2	(C)	3.6	(B)	18.8
Tax effect	—	(2.9)		(0.5)		(0.6)		(4.0)
Balance at December 31, 2022	$(367.8)	$(1,778.3)		$(24.9)		$(279.9)		$(2,450.9)

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

Note 16. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to transformation, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, and interest expense. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility.

Segment Results:

	Revenues
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Employer Services	$3,125.2	$2,891.9	$6,171.6	$5,682.2
PEO Services	1,546.1	1,503.3	3,015.7	2,932.7
Other	(3.3)	(4.2)	(7.0)	(8.3)
	$4,668.0	$4,391.0	$9,180.3	$8,606.6

	Earnings before Income Taxes
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Employer Services	$1,061.9	$934.6	$2,070.4	$1,798.1
PEO Services	255.0	255.6	477.9	485.9
Other	(173.1)	(132.1)	(311.7)	(215.9)
	$1,143.8	$1,058.1	$2,236.6	$2,068.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Tabular dollars are presented in millions, except per share amounts)

FORWARD-LOOKING STATEMENTS

This document and other written or oral statements made from time to time by Automatic Data Processing, Inc., its subsidiaries and variable interest entity (“ADP” or the “Company”) may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature and which may be identified by the use of words like “expects,” “assumes,” “projects,” “anticipates,” “estimates,” “we believe,” “could,” "is designed to" and other words of similar meaning, are forward-looking statements. These statements are based on management’s expectations and assumptions and depend upon or refer to future events or conditions and are subject to risks and uncertainties that may cause actual results to differ materially from those expressed. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements or that could contribute to such difference include: ADP's success in obtaining and retaining clients, and selling additional services to clients; the pricing of products and services; the success of our new solutions; our ability to respond successfully to changes in technology, including artificial intelligence; compliance with existing or new legislation or regulations; changes in, or interpretations of, existing legislation or regulations; overall market, political and economic conditions, including interest rate and foreign currency trends and inflation; competitive conditions; our ability to maintain our current credit ratings and the impact on our funding costs and profitability; security or cyber breaches, fraudulent acts, and system interruptions and failures; employment and wage levels; availability of skilled associates; the impact of new acquisitions and divestitures; the adequacy, effectiveness and success of our business transformation initiatives and the impact of any uncertainties related to major natural disasters or catastrophic events; and supply-chain disruptions. ADP disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. These risks and uncertainties, along with the risk factors discussed under “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“fiscal 2023”), and in other written or oral statements made from time to time by ADP, should be considered in evaluating any forward-looking statements contained herein.

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

Highlights from the six months ended December 31, 2023 include:

•Revenue growth of 7% to $9,180.3 million; 6% organic constant currency
•Earnings before income taxes margin expansion of 30 bps, and adjusted EBIT margin expansion of 20 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 10% to $4.20, respectively.
•Cash returned via shareholder friendly actions of $1.5B, including $1.0B of dividends and $0.5B share repurchases

During the second quarter we made continued progress on our strategy with several product enhancements and partnership expansions aimed at improving the overall experience for our clients. We continued the rollout of ADP Assist, which utilizes generative AI (GenAI) technology to proactively surface insights that enhance HR productivity, aid decision-making with data-driven insights, and streamline day-to-day tasks for our clients and their employees. We also extended GenAI powered capabilities to a greater portion of our service associates to support greater client engagement. Additionally, we expanded on partnerships with other leading technology providers to further simplify the payroll experience and drive more personalized interactions.

For the six months ended December 31, 2023, we delivered solid revenue growth of 7%, 6% organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 2% for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022. PEO average worksite employees increased 2% for the six months ended December 31, 2023, as compared to the six months ended December 31, 2022.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at December 31, 2023 and we remain well positioned to support our clients and our associates.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and six months ended December 31, respectively:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Total Revenues	$4,668.0	$4,391.0	$9,180.3	$8,606.6
YoY Growth	6%	9%	7%	10%
YoY Growth, Organic Constant Currency	6%	10%	6%	11%

Revenues for the three months ended December 31, 2023 increased due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in our pays per control, and an increase in zero-margin benefits pass-throughs.

Revenues for the six months ended December 31, 2023 increased due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in our pays per control, an increase in zero-margin benefits pass-throughs, and a favorable impact of one percentage point from foreign currency.

Total revenues for the three months ended December 31, 2023 include interest on funds held for clients of $225.3 million, as compared to $187.2 million for the three months ended December 31, 2022. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 2.8% for the three months ended December 31, 2023, as compared to 2.2% for the three months ended December 31, 2022, partially offset by a decrease in our average client funds balances of 2.3% to $32.6 billion for the three months ended December 31, 2023.

Total revenues for the six months ended December 31, 2023 include interest on funds held for clients of $427.1 million, as compared to $328.3 million for the six months ended December 31, 2022. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 2.7% for the six months ended December 31, 2023, as compared to 2.1% for the six months ended December 31, 2022, and an increase in our average client funds balances of 1.6% to $31.9 billion for the six months ended December 31, 2023.

Total Expenses

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	% Change	2023	2022	% Change

Costs of revenues:
Operating expenses	$2,213.3	$2,134.5	4%	$4,370.9	$4,209.0	4%
Research and development	228.7	204.2	12%	465.1	413.9	12%
Depreciation and amortization	119.6	112.0	7%	240.9	221.4	9%
Total costs of revenues	2,561.6	2,450.7	5%	5,076.9	4,844.3	5%
Selling, general and administrative expenses	922.5	855.7	8%	1,802.8	1,656.1	9%
Interest expense	104.9	57.0	84%	196.5	108.1	82%
Total expenses	$3,589.0	$3,363.4	7%	$7,076.2	$6,608.5	7%

For the three and six months ended December 31, 2023, operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-through costs of $944.2 million to $970.7 million for the three months ended December 31, 2023, and an increase of $1,890.0 million to $1,947.5 million for the six months ended December 31, 2023. Additionally, for the three and six months ended December 31, 2023 operating expenses increased by $26.4 million and $47.1 million, respectively, due to increased service and implementation costs in support of our growing revenue.

Research and development expenses increased for the three and six months ended December 31, 2023 due to increased investments and costs to develop, support, and maintain our new and existing products, and increased investments for integration of generative AI (gen AI) in our existing products.

Depreciation and amortization expenses increased for the three months ended December 31, 2023 due to the amortization of new investments in purchased software.

Depreciation and amortization expenses increased for the six months ended December 31, 2023 due to the amortization of internally developed software products and new investments in purchased software.

Selling, general and administrative expenses increased for the three and six months ended December 31, 2023 due to increased selling expenses as a result of investments in our sales organization.

Interest expense increased for the three months ended December 31, 2023 due to the increase in average interest rates on commercial paper issuances and reverse repurchases to 5.4% and 5.4%, respectively, for the three months ended December 31, 2023, as compared to 3.5% and 3.4%, respectively, for the three months ended December 31, 2022, coupled with a higher volume of average commercial paper and reverse repurchases borrowings, as compared to the three months ended December 31, 2022.

Interest expense increased for the six months ended December 31, 2023 due to the increase in average interest rates on commercial paper issuances and reverse repurchases to 5.3% and 5.4%, respectively, for the six months ended December 31, 2023, as compared to 2.8% and 2.9%, respectively, for the six months ended December 31, 2022, coupled with a higher volume of average reverse repurchases borrowings, as compared to the six months ended December 31, 2022.

Other (Income)/Expense, net

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	$ Change	2023	2022	$ Change
Interest income on corporate funds	$(56.9)	$(28.9)	$28.0	$(103.4)	$(58.6)	$44.8
Realized losses/(gains) on available-for-sale securities, net	2.0	11.5	9.5	4.0	13.0	9.0
Gain on sale of assets	(1.4)	—	1.4	(16.0)	—	16.0
Impairment of assets	—	—	—	—	0.3	0.3
Non-service components of pension income, net	(8.5)	(13.1)	(4.6)	(17.1)	(24.7)	(7.6)
Other (income)/expense, net	$(64.8)	$(30.5)	$34.3	$(132.5)	$(70.0)	$62.5

Interest income on corporate funds increased due to higher average interest rates of 2.9% and 2.8% for the three and six months ended December 31, 2023, respectively, as compared to 2.0% and 1.8% for the three and six months ended December 31, 2022, respectively, coupled with higher average investment balances of $7.8 billion and $7.5 billion for the three and six months ended December 31, 2023, respectively, as compared to $5.7 billion and $6.4 billion for the three and six months ended December 31, 2022, respectively.

In the three months ended December 31, 2023, the Company recognized a gain of $1.4 million in relation to the sale of land. In the six months ended December 31, 2023, the Company recognized a gain of $16.0 million in relation to the sale of a building and land. See Note 10 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the three and six months ended December 31:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	YoY Growth	2023	2022	YoY Growth
EBIT	$1,143.8	$1,058.1	8%	$2,236.6	$2,068.1	8%
EBIT Margin	24.5%	24.1%	40 bps	24.4%	24.0%	30 bps
Adjusted EBIT	$1,147.1	$1,069.0	7%	$2,240.4	$2,086.4	7%
Adjusted EBIT Margin	24.6%	24.3%	20 bps	24.4%	24.2%	20 bps

Earnings before income taxes increased for the three and six months ended December 31, 2023, due to the components discussed above.

Margin increased for the three months ended December 31, 2023, due to contributions from client funds interest revenues discussed above, operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased interest expense, increased investments and costs to develop, support and maintain our new and existing products, and increased selling expense.

Margin increased for the six months ended December 31, 2023, due to contributions from client funds interest revenues discussed above, operating efficiencies for costs of servicing our clients on growing revenue, and a gain on sale of assets, partially offset by increased interest expense, increased investments and costs to develop, support and maintain our new and existing products, and increased selling expense.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, legal settlements, and net charges related to our broad-based transformation initiatives and the impact of net severance charges, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2023 and 2022 was 23.2%. The rate remained flat due to a lower state income tax rate and a lower benefit for adjustments to prior year tax liabilities in the three months ended December 31, 2023.

The effective tax rate for the six months ended December 31, 2023 and 2022 was 22.3% and 23.0%, respectively. The decrease is primarily due to lower reserves for uncertain tax positions and a valuation allowance release offset by a lower excess tax benefit on stock-based compensation in the six months ended December 31, 2023.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended December 31, 2023 and 2022 was 23.2%. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

The adjusted effective tax rate for the six months ended December 31, 2023 and 2022 was 22.3% and 23.0%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the three and six months ended December 31:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	YoY Growth	2023	2022	YoY Growth

Net earnings	$878.4	$813.1	8%	$1,737.8	$1,592.2	9%
Diluted EPS	$2.13	$1.95	9%	$4.20	$3.82	10%
Adjusted net earnings	$880.5	$814.9	8%	$1,740.4	$1,590.4	9%
Adjusted diluted EPS	$2.13	$1.96	9%	$4.20	$3.82	10%

For the three and six months ended December 31, 2023, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended December 31, 2023, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.1 million shares during the three months ended December 31, 2023, and 0.9 million shares during the three months ended December 31, 2022, partially offset by the issuances of shares under our employee benefit plans.

For the six months ended December 31, 2023, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 2.1 million shares during the six months ended December 31, 2023, and 2.3 million shares during the six months ended December 31, 2022, partially offset by the issuances of shares under our employee benefit plans.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Six Months Ended		% Change
	December 31,				December 31,
	2023	2022	As Reported	Organic constant currency	2023	2022	As Reported	Organic constant currency
Employer Services	$3,125.2	$2,891.9	8%	7%	$6,171.6	$5,682.2	9%	8%
PEO Services	1,546.1	1,503.3	3%	3%	3,015.7	2,932.7	3%	3%
Other	(3.3)	(4.2)	n/m	n/m	(7.0)	(8.3)	n/m	n/m
	$4,668.0	$4,391.0	6%	6%	$9,180.3	$8,606.6	7%	6%

	Earnings before Income Taxes
	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2023	2022	As Reported	2023	2022	As Reported
Employer Services	$1,061.9	$934.6	14%	$2,070.4	$1,798.1	15%
PEO Services	255.0	255.6	—%	477.9	485.9	(2)%
Other	(173.1)	(132.1)	n/m	(311.7)	(215.9)	n/m
	$1,143.8	$1,058.1	8%	$2,236.6	$2,068.1	8%

	Margin
	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	YoY Growth	2023	2022	YoY Growth
Employer Services	34.0%	32.3%	170 bps	33.5%	31.6%	190 bps
PEO Services	16.5%	17.0%	(50) bps	15.8%	16.6%	(70) bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three and six months ended December 31, 2023 due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients, an increase in our pays per control of 2%, respectively, and a favorable impact of one percentage point from foreign currency.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased 14% and 15% for the three and six months ended December 31, 2023, respectively, due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased investments and costs to develop, support, and maintain our new and existing products, and increased selling expenses.

Margin

Employer Services' margin increased for the three and six months ended December 31, 2023 due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased investments and costs to develop, support and maintain our new and existing products, and increased selling expenses.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Six Months Ended		Change
	December 31,				December 31,
	2023	2022	$	%	2023	2022	$	%
PEO Services' revenues	$1,546.1	$1,503.3	$42.8	3%	$3,015.7	$2,932.7	$83.0	3%
Less: PEO zero-margin benefits pass-throughs	970.7	944.2	26.5	3%	1,947.5	1,890.0	57.5	3%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$575.4	$559.1	$16.3	3%	$1,068.2	$1,042.7	$25.5	2%

PEO Services' revenue increased for the three and six months ended December 31, 2023, due to increases in zero-margin benefits pass-throughs, and increases in average worksite employees of 2%, as compared to the three and six months ended December 31, 2022.

Earnings before Income Taxes

PEO Services' earnings before income taxes remained flat for the three months ended December 31, 2023 due to a change of $(2.3) million in our estimated losses related to ADP Indemnity compared to prior year, increases in zero-margin benefits pass-through costs of $26.5 million, and increases in selling expenses for the three months ended December 31, 2023, partially offset by increased revenues discussed above.

PEO Services' earnings before income taxes decreased 2% for the six months ended December 31, 2023 due to a change of $(10.7) million in our estimated losses related to ADP Indemnity compared to prior year, increases in zero-margin benefits pass-through costs of $57.5 million, and increases in selling expenses for the six months ended December 31, 2023, partially offset by increased revenues discussed above.

Margin

PEO Services' margin decreased for the three and six months ended December 31, 2023 due to increases in selling expenses, and changes in our estimated losses related to ADP Indemnity, partially offset by increased revenues discussed above.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax (loss)/benefit of approximately $(1.7) million and $4.5 million for the three and six months ended December 31, 2023, respectively, as compared to approximately $0.6 million and $15.2 million for the three and six months ended December 31, 2022, respectively, which was primarily a result of changes in our estimated actuarial losses. In July 2023, ADP Indemnity paid a premium of $269 million to enter into a reinsurance arrangement with Chubb

Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2024 policy year on terms substantially similar to the fiscal 2023 reinsurance policy.

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

	Three Months Ended		% Change	Six Months Ended		% Change
	December 31,			December 31,
	2023	2022	As Reported	2023	2022	As Reported

Net earnings	$878.4	$813.1	8%	$1,737.8	$1,592.2	9%
Adjustments:
Provision for income taxes	265.4	245.0		498.8	475.9
All other interest expense (a)	17.8	17.7		35.8	35.5
All other interest income (a)	(17.2)	(9.2)		(35.4)	(14.8)
Transformation initiatives (b)	2.7	2.4		3.4	1.4
Legal settlements	—	—		—	(3.8)
Adjusted EBIT	$1,147.1	$1,069.0	7%	$2,240.4	$2,086.4	7%
Adjusted EBIT Margin	24.6%	24.3%		24.4%	24.2%

Provision for income taxes	$265.4	$245.0	8%	$498.8	$475.9	5%
Adjustments:
Transformation initiatives (c)	0.6	0.6		0.8	0.4
Legal settlements (c)	—	—		—	(1.0)
Adjusted provision for income taxes	$266.0	$245.6	8%	$499.6	$475.3	5%
Adjusted effective tax rate (d)	23.2%	23.2%		22.3%	23.0%

Net earnings	$878.4	$813.1	8%	$1,737.8	$1,592.2	9%
Adjustments:
Transformation initiatives (b)	2.7	2.4		3.4	1.4
Income tax (benefit)/provision for transformation initiatives (c)	(0.6)	(0.6)		(0.8)	(0.4)
Legal settlements	—	—		—	(3.8)
Income tax (benefit)/provision for legal settlements (c)	—	—		—	1.0
Adjusted net earnings	$880.5	$814.9	8%	$1,740.4	$1,590.4	9%

Diluted EPS	$2.13	$1.95	9%	$4.20	$3.82	10%
Adjustments:
Transformation initiatives (b) (c)	0.01	—		0.01	—
Legal settlements (c)	—	—		—	(0.01)
Adjusted diluted EPS	$2.13	$1.96	9%	$4.20	$3.82	10%

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

(b) In the three and six months ended December 31, 2023, transformation initiatives include consulting costs relating to our company wide transformation initiatives.

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

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2023	2023
Consolidated revenue growth as reported	6%	7%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	—%	(1)%
Consolidated revenue growth, organic constant currency	6%	6%

Employer Services revenue growth as reported	8%	9%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	(1)%	(1)%
Employer Services revenue growth, organic constant currency	7%	8%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, cash and cash equivalents were $1.6 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at December 31, 2023 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the six months ended December 31, 2023 and 2022, respectively, are summarized as follows:

	Six Months Ended
	December 31,
	2023	2022	$ Change
Cash provided by / (used in):
Operating activities	$1,358.9	$1,617.8	$(258.9)
Investing activities	(77.8)	(1,469.4)	1,391.6
Financing activities	3,816.1	(9,624.3)	13,440.4
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	10.6	(24.6)	35.2
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,107.8	$(9,500.5)	$14,608.3

Net cash flows provided by operating activities decreased due to a net unfavorable change in the components of operating assets and liabilities, primarily due to timing on collections of accounts receivable, offset by growth in our underlying business (net income adjusted for non-cash adjustments), as compared to the six months ended December 31, 2022.

Net cash flows used in investing activities changed due to the timing of purchases and proceeds of corporate and client funds marketable securities of $1,379.2 million.

Net cash flows provided by/used in financing activities changed due to a net increase in the cash flow from client funds obligations of $13,518.7 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, and a decrease in the net payments related to reverse repurchase agreements. These were offset by an increase in dividends paid.

We purchased approximately 2.1 million shares of our common stock at an average price per share of $238.29 during the six months ended December 31, 2023, as compared to purchases of 2.3 million shares at an average price per share of $234.87 during the six months ended December 31, 2022. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At December 31, 2023 and June 30, 2023, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Average daily borrowings (in billions)	$3.9	$3.4	$4.0	$4.0
Weighted average interest rates	5.4%	3.5%	5.3%	2.8%
Weighted average maturity (approximately in days)	2 days	2 days	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At December 31, 2023 and June 30, 2023, the Company had $21.6 million and $105.4 million, respectively, of outstanding obligations related to reverse repurchase agreement. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Average outstanding balances	$2,423.3	$960.8	$1,901.1	$1,040.1
Weighted average interest rates	5.4%	3.4%	5.4%	2.9%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.25 billion, 364-day credit agreement that matures in June 2024 with a one year term-out option. In addition, we have a five-year $3.2 billion credit facility and a five-year $2.25 billion credit facility maturing in June 2026 and June 2028, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through December 31, 2023 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing, including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through December 31, 2023. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the six months ended December 31, 2023 were $94.0 million, as compared to $91.2 million for the six months ended December 31, 2022. We expect capital expenditures in fiscal 2024 to be between $200 million and $225 million, as compared to $206.0 million in fiscal 2023.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our overall investment portfolio is comprised of corporate investments (cash and cash equivalents, marketable securities) and client funds assets (funds that have been collected from clients but have not yet been remitted to the applicable tax authorities or client employees).

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

We have established credit quality, maturity, and exposure limits for our investments. The minimum allowed credit rating at time of purchase for Corporate, Canadian government agency and Canadian provincial bonds is BBB, for asset-backed securities is AAA, and for municipal bonds is A. The maximum maturity at time of purchase for BBB-rated securities is 5 years, and for single A rated securities, AA-rated and AAA-rated securities is 10 years. Time deposits and commercial paper must be rated A-1 and/or P-1. Money market funds must be rated AAA/Aaa-mf.

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Average investment balances at cost:
Corporate investments	$7,823.0	$5,691.3	$7,475.7	$6,416.6
Funds held for clients	32,646.3	33,398.5	31,887.8	31,397.5
Total	$40,469.3	$39,089.8	$39,363.5	$37,814.1

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	2.9%	2.0%	2.8%	1.8%
Funds held for clients	2.8%	2.2%	2.7%	2.1%
Total	2.8%	2.2%	2.7%	2.0%

Net realized losses/(gains) on available-for-sale securities	$2.0	$11.5	$4.0	$13.0

	December 31, 2023	June 30, 2023
Net unrealized pre-tax (losses)/gains on available-for-sale securities	$(1,493.1)	$(2,206.9)

Total available-for-sale securities at fair value	$30,295.5	$29,764.9

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 2.0% for the six months ended December 31, 2022 to 2.7% for the six months ended December 31, 2023. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $19 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2024. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $7 million impact to earnings before income taxes over the ensuing twelve-month period ending December 31, 2024.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2) (3)
Period
October 1 to 31, 2023	471,060	$238.18	465,592	$3,954,527,496

November 1 to 30, 2023	403,380	$225.12	401,309	$3,864,193,487

December 1 to 31, 2023	206,533	$232.38	203,710	$3,814,508,318
Total	1,080,973		1,070,611

(1)  During the three months ended December 31, 2023, pursuant to the terms of our restricted stock program, the Company purchased 10,362 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

(2)  The Company received the Board of Directors' approval to repurchase shares of the Company's common stock as follows:

Date of Approval
November 2022	$5 billion

(3)	Inclusive of the impact of the one-percent excise tax under the Inflation Reduction Act of 2022.

There is no expiration date for the common stock repurchase authorization.

Item 6.  Exhibits

Exhibit Number	Exhibit
10.1	Automatic Data Processing, Inc. 2018 Omnibus Award Plan, as amended and restated as of December 1, 2023 (the "2018 Omnibus Award Plan") (Management Compensatory Plan)
10.2	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (three-year vesting schedule) (Management Compensatory Plan)
10.3	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Award Plan (non-three-year vesting schedule) (Management Compensatory Plan)
10.4	Form of Performance Stock Unit Award Agreement under the 2018 Omnibus Award Plan (Management Compensatory Plan)
31.1	Certification by Maria Black pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification by Don McGuire pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification by Maria Black pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Don McGuire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	February 1, 2024	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)