Form 10-Q
period 2024-03-31
AUTOMATIC DATA PROCESSING INC
filed 2024-05-02
CIK 8670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
The number of shares outstanding of the registrant’s common stock as of April 29, 2024 was 409,291,332.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Earnings
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

REVENUES:
Revenues, other than interest on funds held for clients and PEO revenues	$3,270.3	$3,088.7	$9,011.7	$8,437.3
Interest on funds held for clients	320.8	249.4	747.9	577.7
PEO revenues (A)	1,662.7	1,589.7	4,674.5	4,519.4
TOTAL REVENUES	5,253.8	4,927.8	14,434.1	13,534.4

EXPENSES:
Costs of revenues:
Operating expenses	2,406.5	2,299.8	6,777.4	6,508.7
Research and development	242.7	208.6	707.8	622.6
Depreciation and amortization	119.0	115.4	359.9	336.8
TOTAL COSTS OF REVENUES	2,768.2	2,623.8	7,845.1	7,468.1

Selling, general, and administrative expenses	940.9	938.0	2,743.6	2,594.2
Interest expense	62.7	38.3	259.2	146.4
TOTAL EXPENSES	3,771.8	3,600.1	10,847.9	10,208.7

Other (income)/expense, net	(64.3)	(36.3)	(196.8)	(106.3)

EARNINGS BEFORE INCOME TAXES	1,546.3	1,364.0	3,783.0	3,432.0

Provision for income taxes	361.4	320.9	860.3	796.7

NET EARNINGS	$1,184.9	$1,043.1	$2,922.7	$2,635.3

BASIC EARNINGS PER SHARE	$2.89	$2.52	$7.11	$6.36

DILUTED EARNINGS PER SHARE	$2.88	$2.51	$7.07	$6.33

Basic weighted average shares outstanding	410.5	413.7	411.1	414.2
Diluted weighted average shares outstanding	412.1	415.5	413.6	416.2

(A) Professional Employer Organization (“PEO”) revenues are net of direct pass-through costs, primarily consisting of payroll wages and payroll taxes of $18,339.6 million and $17,301.8 million for the three months ended March 31, 2024 and 2023, respectively, and $52,713.4 million and $50,688.4 million for the nine months ended March 31, 2024 and 2023, respectively.

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net earnings	$1,184.9	$1,043.1	$2,922.7	$2,635.3

Other comprehensive income/(losses):
Currency translation adjustments	(37.4)	15.6	(28.1)	2.0

Unrealized net (losses)/gains on available-for-sale securities	(91.0)	392.0	618.8	(200.9)
Tax effect	19.1	(86.6)	(145.7)	47.9
Reclassification of realized net losses on available-for-sale securities to net earnings	1.2	0.9	5.2	13.9
Tax effect	(0.2)	(0.2)	(1.1)	(3.1)

Amortization of unrealized losses on cash flow hedging activities	1.1	1.1	3.3	3.3
Tax effect	(0.3)	(0.3)	(0.8)	(0.8)

Reclassification of pension liability adjustment to net earnings	1.0	0.6	2.9	4.2
Tax effect	(0.2)	—	(0.6)	(0.6)

Other comprehensive (loss)/income, net of tax	(106.7)	323.1	453.9	(134.1)
Comprehensive income	$1,078.2	$1,366.2	$3,376.6	$2,501.2

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	March 31,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,291.7	$2,083.5
Accounts receivable, net of allowance for doubtful accounts of $51.5 and $53.0, respectively	3,460.7	3,009.6
Other current assets	957.7	743.9
Total current assets before funds held for clients	7,710.1	5,837.0
Funds held for clients	47,929.5	36,333.6
Total current assets	55,639.6	42,170.6
Long-term receivables, net of allowance for doubtful accounts of $0.2 and $0.1, respectively	7.0	8.5
Property, plant and equipment, net	676.5	681.4
Operating lease right-of-use asset	354.8	402.4
Deferred contract costs	2,838.3	2,769.7
Other assets	1,014.7	1,255.4
Goodwill	2,355.4	2,339.4
Intangible assets, net	1,295.3	1,343.6
Total assets	$64,181.6	$50,971.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$84.6	$96.8
Accrued expenses and other current liabilities	3,714.5	2,342.6
Accrued payroll and payroll-related expenses	722.1	941.4
Dividends payable	568.9	510.0
Short-term deferred revenues	189.1	188.6
Obligations under reverse repurchase agreements (A)	—	105.4
Income taxes payable	110.4	44.2
Total current liabilities before client funds obligations	5,389.6	4,229.0
Client funds obligations	49,512.3	38,538.6
Total current liabilities	54,901.9	42,767.6
Long-term debt	2,990.7	2,989.0
Operating lease liabilities	309.1	349.9
Other liabilities	935.5	933.7
Deferred income taxes	64.4	73.6
Long-term deferred revenues	353.3	348.1
Total liabilities	59,554.9	47,461.9

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $1.00 par value: authorized, 0.3 shares; issued, none	—	—
Common stock, $0.10 par value: authorized, 1,000.0 shares; issued, 638.7 shares at March 31, 2024 and June 30, 2023; outstanding, 409.8 and 412.1 shares at March 31, 2024 and June 30, 2023, respectively	63.9	63.9
Capital in excess of par value	2,354.0	2,102.3
Retained earnings	23,366.1	22,118.0
Treasury stock - at cost: 228.9 and 226.6 shares at March 31, 2024 and June 30, 2023, respectively	(19,305.4)	(18,469.3)
Accumulated other comprehensive (loss)/ income	(1,851.9)	(2,305.8)
Total stockholders’ equity	4,626.7	3,509.1
Total liabilities and stockholders’ equity	$64,181.6	$50,971.0

(A) As of June 30, 2023, $104.6 million of long-term marketable securities and $0.8 million of cash and cash equivalents have been pledged as collateral under the Company's reverse repurchase agreements (see Note 9).

See notes to the Consolidated Financial Statements.

Automatic Data Processing, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	March 31,
	2024	2023

Cash Flows from Operating Activities:
Net earnings	$2,922.7	$2,635.3
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	426.2	408.9
Amortization of deferred contract costs	795.0	738.1
Deferred income taxes	(4.4)	(17.6)
Stock-based compensation expense	188.7	176.6
Bad Debt Expense	38.5	27.0
Net pension income	(17.4)	(30.7)
Net accretion of discounts and amortization of premiums on available-for-sale securities	(29.2)	25.5
Other	(5.4)	21.6
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(496.2)	80.1
Increase in deferred contract costs	(865.9)	(814.2)
Increase in other assets	(225.7)	(171.5)
Decrease in accounts payable	(9.1)	(31.6)
Increase/(Decrease) in accrued expenses and other liabilities	139.2	(25.6)
Net cash flows provided by operating activities	2,857.0	3,021.9

Cash Flows from Investing Activities:
Purchases of corporate and client funds marketable securities	(4,365.7)	(5,471.1)
Proceeds from the sales and maturities of corporate and client funds marketable securities	3,624.6	3,881.4
Capital expenditures	(153.7)	(145.4)
Additions to intangibles	(263.2)	(285.3)
Acquisitions of businesses, net of cash acquired	(33.6)	(32.4)
Proceeds from sale of property, plant, and equipment and other assets	28.3	—
Other	(8.5)	—
Net cash flows used in investing activities	(1,171.8)	(2,052.8)

Cash Flows from Financing Activities:
Net increase/(decrease) in client funds obligations	10,999.6	(3,412.3)
Net cash received from the Internal Revenue Service	1,132.0	—
Payments of debt	(0.7)	(0.7)
Repurchases of common stock	(796.2)	(817.5)
Net proceeds from stock purchase plan and stock-based compensation plans	24.6	72.7
Dividends paid	(1,608.0)	(1,386.1)
Net payments related to reverse repurchase agreements	(67.5)	(142.3)
Net cash flows provided by/(used in) financing activities	9,683.8	(5,686.2)

Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(15.7)	(25.3)

Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	11,353.3	(4,742.4)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of period	8,771.5	22,783.0
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period	$20,124.8	$18,040.6

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$3,291.7	$1,828.4
Restricted cash and restricted cash equivalents included in funds held for clients (A)	16,833.1	16,212.2
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$20,124.8	$18,040.6

Supplemental disclosures of cash flow information:
Cash paid for interest	$260.9	$148.5
Cash paid for income taxes, net of income tax refunds	$806.1	$778.8

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

The following tables provide details of revenue by our business pillars, and include a reconciliation to the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Types of Revenues	2024	2023	2024	2023
HCM	$2,278.8	$2,163.8	$6,168.3	$5,836.6
HRO, excluding PEO zero-margin benefits pass-throughs	988.1	955.1	2,688.5	2,586.3
PEO zero-margin benefits pass-throughs	1,016.3	956.3	2,963.7	2,846.3
Global	649.8	603.2	1,865.7	1,687.5
Interest on funds held for clients	320.8	249.4	747.9	577.7
Total Revenues	$5,253.8	$4,927.8	$14,434.1	$13,534.4

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,280.8	$—	$(2.0)	$2,278.8
HRO, excluding PEO zero-margin benefits pass-throughs	342.2	646.4	(0.5)	988.1
PEO zero-margin benefits pass-throughs	—	1,016.3	—	1,016.3
Global	649.8	—	—	649.8
Interest on funds held for clients	317.9	2.9	—	320.8
Total Segment Revenues	$3,590.7	$1,665.6	$(2.5)	$5,253.8

Reconciliation of disaggregated revenue to our reportable segments for the three months ended March 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$2,165.8	$—	$(2.0)	$2,163.8
HRO, excluding PEO zero-margin benefits pass-throughs	323.0	633.4	(1.3)	955.1
PEO zero-margin benefits pass-throughs	—	956.3	—	956.3
Global	603.2	—	—	603.2
Interest on funds held for clients	247.1	2.3	—	249.4
Total Segment Revenues	$3,339.1	$1,592.0	$(3.3)	$4,927.8

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2024:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$6,174.8	$—	$(6.5)	$6,168.3
HRO, excluding PEO zero-margin benefits pass-throughs	980.7	1,710.7	(2.9)	2,688.5
PEO zero-margin benefits pass-throughs	—	2,963.7	—	2,963.7
Global	1,865.7	—	—	1,865.7
Interest on funds held for clients	741.1	6.8	—	747.9
Total Segment Revenues	$9,762.3	$4,681.2	$(9.4)	$14,434.1

Reconciliation of disaggregated revenue to our reportable segments for the nine months ended March 31, 2023:

Types of Revenues	Employer Services	PEO	Other	Total
HCM	$5,843.2	$—	$(6.6)	$5,836.6
HRO, excluding PEO zero-margin benefits pass-throughs	918.2	1,673.1	(5.0)	2,586.3
PEO zero-margin benefits pass-throughs	—	2,846.3	—	2,846.3
Global	1,687.5	—	—	1,687.5
Interest on funds held for clients	572.4	5.3	—	577.7
Total Segment Revenues	$9,021.3	$4,524.7	$(11.6)	$13,534.4

Contract Balances

The timing of revenue recognition for HCM, HRO and Global Solutions is consistent with the invoicing of clients, as invoicing occurs in the period the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Changes in deferred revenues related to set up fees for the nine months ended March 31, 2024 were as follows:

Contract Liability
Contract liability, July 1, 2023	$464.8
Recognition of revenue included in beginning of year contract liability	(32.3)
Contract liability, net of revenue recognized on contracts during the period	45.0
Currency translation adjustments	6.4
Contract liability, March 31, 2024	$483.9

Note 4.  Earnings per Share (“EPS”)

	Basic	Effect of Employee Stock Option Shares	Effect of Employee Restricted Stock Shares	Diluted
Three Months Ended March 31, 2024
Net earnings	$1,184.9			$1,184.9
Weighted average shares (in millions)	410.5	0.7	0.9	412.1
EPS	$2.89			$2.88
Three Months Ended March 31, 2023
Net earnings	$1,043.1			$1,043.1
Weighted average shares (in millions)	413.7	0.8	1.0	415.5
EPS	$2.52			$2.51

Nine Months Ended March 31, 2024
Net earnings	$2,922.7			$2,922.7
Weighted average shares (in millions)	411.1	0.8	1.7	413.6
EPS	$7.11			$7.07
Nine Months Ended March 31, 2023
Net earnings	$2,635.3			$2,635.3
Weighted average shares (in millions)	414.2	1.0	1.0	416.2
EPS	$6.36			$6.33

For the three and nine months ended March 31, 2024, there were no stock options excluded from the calculation of diluted earnings per share due to anti-dilution. For the three and nine months ended March 31, 2023, there were 0.2 million stock options excluded from the calculation of diluted earnings per share due to anti-dilution in each period.

Note 5. Other (Income)/Expense, Net

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest income on corporate funds	$(55.9)	$(24.1)	$(159.3)	$(82.8)
Realized losses on available-for-sale securities, net	1.2	0.9	5.2	13.9
Gain on sale of assets	(1.2)	—	(17.1)	—
Impairment of assets	—	—	—	0.3
Non-service components of pension income, net (see Note 11)	(8.4)	(13.1)	(25.6)	(37.7)
Other (income)/expense, net	$(64.3)	$(36.3)	$(196.8)	$(106.3)

Note 6. Corporate Investments and Funds Held for Clients

Corporate investments and funds held for clients at March 31, 2024 and June 30, 2023 were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value (A)
Type of issue:
Money market securities, cash and other cash equivalents	$20,124.8	$—	$—	$20,124.8
Available-for-sale securities:
Corporate bonds	16,425.9	12.7	(975.2)	15,463.4
U.S. Treasury securities	8,214.9	7.6	(178.4)	8,044.1
Canadian government obligations and Canadian government agency obligations	2,108.2	0.5	(99.1)	2,009.6
U.S. government agency securities	1,637.5	0.1	(145.4)	1,492.2
Asset-backed securities	1,278.1	4.1	(45.8)	1,236.4
Canadian provincial bonds	1,076.8	2.1	(59.4)	1,019.5
Commercial mortgage-backed securities	574.0	—	(36.0)	538.0
Other securities	1,363.9	4.2	(74.9)	1,293.2

Total available-for-sale securities	32,679.3	31.3	(1,614.2)	31,096.4

Total corporate investments and funds held for clients	$52,804.1	$31.3	$(1,614.2)	$51,221.2
(A) Included within available-for-sale securities are funds held for clients with fair values of $31,096.4 million. There are no corporate investments included within available-for-sale securities at March 31, 2024. All available-for-sale securities were included in Level 2 of the fair value hierarchy.

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

For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2023. The Company concurred with and did not adjust the prices obtained from the independent pricing service. The Company had no available-for-sale securities included in Level 1 or Level 3 at March 31, 2024.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2024, are as follows:

	March 31, 2024
	Securities in Unrealized Loss Position Less Than 12 Months		Securities in Unrealized Loss Position Greater Than 12 Months		Total
	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$(17.4)	$1,543.5	$(957.8)	$12,649.1	$(975.2)	$14,192.6
U.S. Treasury securities	(25.0)	2,341.0	(153.4)	4,651.5	(178.4)	6,992.5
Canadian government obligations and Canadian government agency obligations	(1.2)	209.3	(97.9)	1,746.1	(99.1)	1,955.4
U.S. government agency securities	(0.2)	38.5	(145.2)	1,432.3	(145.4)	1,470.8
Asset-backed securities	(1.6)	220.5	(44.2)	706.6	(45.8)	927.1
Canadian provincial bonds	(1.0)	122.4	(58.4)	750.0	(59.4)	872.4
Commercial mortgage-backed securities	(0.5)	11.2	(35.5)	526.8	(36.0)	538.0
Other securities	(10.1)	305.7	(64.8)	781.4	(74.9)	1,087.1
	$(57.0)	$4,792.1	$(1,557.2)	$23,243.8	$(1,614.2)	$28,035.9

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

At March 31, 2024, corporate bonds include investment-grade debt securities with a wide variety of issuers, industries, and sectors, primarily carrying credit ratings of A and above, and have maturities ranging from April 2024 through March 2034.

At March 31, 2024, asset-backed securities include AAA-rated senior tranches of securities with predominantly prime collateral of fixed-rate auto loan, credit card, and equipment lease receivables with fair values of $611.3 million, $395.8 million, and $175.2 million, respectively. These securities are collateralized by the cash flows of the underlying pools of receivables. The primary risk associated with these securities is the collection risk of the underlying receivables. All collateral on such asset-backed securities has performed as expected through March 31, 2024.

At March 31, 2024, U.S. government agency securities primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks with fair values of $967.7 million and $445.2 million, respectively. U.S. government agency securities represent senior, unsecured, non-callable debt that primarily carry ratings of Aaa by Moody's, and AA+ by Standard & Poor's, with maturities ranging from May 2024 through December 2033.

At March 31, 2024, U.S. government agency commercial mortgage-backed securities of $538.0 million include those issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.

At March 31, 2024, other securities primarily include municipal bonds, diversified with a variety of issuers, with credit ratings of A and above with fair values of $533.2 million, AA-rated United Kingdom Gilt securities of $396.7 million, and AAA-rated supranational bonds of $209.3 million.

Classification of corporate investments on the Consolidated Balance Sheets is as follows:

	March 31,	June 30,
	2024	2023
Corporate investments:
Cash and cash equivalents	$3,291.7	$2,083.5
Short-term marketable securities (a)	—	14.7
Long-term marketable securities (b)	—	104.6
Total corporate investments	$3,291.7	$2,202.8

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

Funds held for clients have been invested in the following categories:

	March 31,	June 30,
	2024	2023
Funds held for clients:
Restricted cash and cash equivalents held to satisfy client funds obligations	$16,833.1	$6,688.0
Restricted short-term marketable securities held to satisfy client funds obligations	5,652.6	5,601.9
Restricted long-term marketable securities held to satisfy client funds obligations	25,443.8	24,043.7
Total funds held for clients	$47,929.5	$36,333.6

Client funds obligations represent the Company's contractual obligations to remit funds to satisfy clients' payroll, tax, and other payee payment obligations and are recorded on the Consolidated Balance Sheets at the time that the Company impounds funds from clients. The client funds obligations represent liabilities that will be repaid within one year of the balance sheet date. The Company has reported client funds obligations as a current liability on the Consolidated Balance Sheets totaling $49,512.3 million and $38,538.6 million at March 31, 2024 and June 30, 2023, respectively. The Company has classified funds held for clients as a current asset since these funds are held solely for the purpose of satisfying the client funds obligations. Of the Company’s funds held for clients at March 31, 2024 and June 30, 2023, $43,448.0 million and $32,758.1 million, respectively, are held in the grantor trust. The liabilities held within the trust are intercompany liabilities to other Company subsidiaries and are eliminated in consolidation.

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

All available-for-sale securities were rated as investment grade at March 31, 2024.

Expected maturities of available-for-sale securities at March 31, 2024 are as follows:

One year or less	$5,652.6
One year to two years	8,272.1
Two years to three years	5,832.8
Three years to four years	2,768.5
After four years	8,570.4
Total available-for-sale securities	$31,096.4

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

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating lease cost	$29.4	$33.5	$95.6	$101.3
Short-term lease cost	0.3	0.8	1.1	1.5
Variable lease cost	4.7	4.7	12.8	11.5
Total operating lease cost	$34.4	$39.0	$109.5	$114.3

The following table provides supplemental cash flow information related to the Company's leases:

	Nine Months Ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities	$95.6	$95.8
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$54.2	$43.6

Other information related to our operating lease liabilities is as follows:

	March 31,	June 30,
	2024	2023
Weighted-average remaining lease term (in years)	5	6
Weighted-average discount rate	3.0%	2.7%
Current operating lease liability	$94.3	$95.5

As of March 31, 2024, maturities of operating lease liabilities are as follows:

Three months ending June 30, 2024	$29.3
Twelve months ending June 30, 2025	102.3
Twelve months ending June 30, 2026	88.3
Twelve months ending June 30, 2027	76.7
Twelve months ending June 30, 2028	56.8
Thereafter	81.1
Total undiscounted lease obligations	434.5
Less: Imputed interest	(31.1)
Net lease obligations	$403.4

Note 8. Goodwill and Intangible Assets, net

Changes in goodwill for the nine months ended March 31, 2024 are as follows:

	Employer Services	PEO Services	Total
Balance at June 30, 2023	$2,334.6	$4.8	$2,339.4
Additions and other adjustments	24.5	—	24.5
Currency translation adjustments	(8.5)	—	(8.5)
Balance at March 31, 2024	$2,350.6	$4.8	$2,355.4

Components of intangible assets, net, are as follows:

	March 31,	June 30,
	2024	2023
Intangible assets:
Software and software licenses	$3,712.0	$3,548.9
Customer contracts and lists	1,165.1	1,140.6
Other intangibles	242.0	241.9
	5,119.1	4,931.4
Less accumulated amortization:
Software and software licenses	(2,593.5)	(2,442.6)
Customer contracts and lists	(989.6)	(907.5)
Other intangibles	(240.7)	(237.7)
	(3,823.8)	(3,587.8)
Intangible assets, net	$1,295.3	$1,343.6

Other intangibles consist primarily of purchased rights, trademarks and trade names (acquired directly or through acquisitions). All intangible assets have finite lives and, as such, are subject to amortization. The weighted average remaining useful life of the intangible assets is 6 years (6 years for software and software licenses, 3 years for customer contracts and lists, and 1 year for other intangibles). Amortization of intangible assets was $94.9 million and $92.4 million for the three months ended March 31, 2024 and 2023, respectively, and $285.1 million and $278.5 million for the nine months ended March 31, 2024 and 2023, respectively.

Estimated future amortization expenses of the Company's existing intangible assets are as follows:

Amount
Three months ending June 30, 2024	$109.7
Twelve months ending June 30, 2025	$340.2
Twelve months ending June 30, 2026	$214.2
Twelve months ending June 30, 2027	$172.1
Twelve months ending June 30, 2028	$133.1
Twelve months ending June 30, 2029	$103.8

Note 9. Short-term Financing

The Company has a $4.25 billion, 364-day credit agreement that matures in June 2024 with a one year term-out option. The Company also has a five year, $3.2 billion credit facility maturing in June 2026 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. In addition, the Company also has a $2.25 billion, five year credit facility that matures in June 2028 that contains an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The interest rate applicable to committed borrowings is tied to SOFR, the effective federal funds rate, or the prime rate depending on the notification provided by the Company to the syndicated financial institutions prior to borrowing. The Company is also required to pay facility fees on the credit agreements. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. The Company had no borrowings through March 31, 2024 under the credit agreements.

The Company's U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. The Company’s commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2024 and June 30, 2023, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Average daily borrowings (in billions)	$2.7	$1.5	$3.6	$3.2
Weighted average interest rates	5.4%	4.5%	5.3%	3.1%
Weighted average maturity (approximately in days)	2 days	1 day	2 days	2 days

The Company’s U.S., Canadian and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. At March 31, 2024, the Company had no outstanding obligations related to reverse repurchase agreements. At June 30, 2023, the Company had $105.4 million of outstanding obligations related to reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Average outstanding balances	$634.4	$343.2	$1,482.0	$811.2
Weighted average interest rates	5.4%	4.4%	5.4%	3.1%

Note 10. Debt

The Company issued three series of fixed-rate notes with staggered maturities of 7 and 10-years totaling $3.0 billion (collectively the “Notes”). The Notes are senior unsecured obligations, and interest is payable in arrears, semi-annually.

The principal amounts and associated effective interest rates of the Notes and other debt as of March 31, 2024 and June 30, 2023, are as follows:

Debt instrument	Effective Interest Rate	March 31, 2024	June 30, 2023
Fixed-rate 3.375% notes due September 15, 2025	3.47%	$1,000.0	$1,000.0
Fixed-rate 1.700% notes due May 15, 2028	1.85%	1,000.0	1,000.0
Fixed-rate 1.250% notes due September 1, 2030	1.83%	1,000.0	1,000.0
Other		4.2	4.9
		3,004.2	3,004.9
Less: current portion (a)		(1.0)	(1.2)
Less: unamortized discount and debt issuance costs		(12.5)	(14.7)
Total long-term debt		$2,990.7	$2,989.0
(a) - Current portion of long-term debt as of March 31, 2024 is included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

The effective interest rates for the Notes include the interest on the Notes and amortization of the discount and debt issuance costs.

As of March 31, 2024, the fair value of the Notes, based on Level 2 inputs, was $2,691.3 million. For a description of the fair value hierarchy and the Company's fair value methodologies, including the use of an independent third-party pricing service, see Note 1 “Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for fiscal 2023.

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

The Company currently utilizes treasury stock to satisfy stock option exercises, issuances under the Company's employee stock purchase plan, and restricted stock awards. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company repurchased 1.2 million shares in each of the three months ended March 31, 2024 and 2023, and repurchased 3.3 million and 3.5 million shares in the nine months ended March 31, 2024 and 2023, respectively. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

The following table represents pre-tax stock-based compensation expense for the three and nine months ended March 31, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating expenses	$7.8	$6.1	$22.6	$18.5
Selling, general and administrative expenses	39.2	53.3	139.6	134.9
Research and development	9.3	8.2	26.5	23.2
Total stock-based compensation expense	$56.3	$67.6	$188.7	$176.6

B.  Pension Plans

The components of net pension income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost – benefits earned during the period	$1.3	$1.2	$3.9	$3.5
Interest cost on projected benefits	21.2	19.5	63.4	58.6
Expected return on plan assets	(29.0)	(31.9)	(86.9)	(95.6)
Net amortization and deferral	0.7	0.5	2.2	1.4
Settlement charges and special termination benefits	—	—	—	1.4
Net pension (income)/expense	$(5.8)	$(10.7)	$(17.4)	$(30.7)

Note 12. Income Taxes

The effective tax rate for the three months ended March 31, 2024 and 2023 was 23.4% and 23.5%, respectively. The decrease in the effective tax rate is primarily due to an intercompany transfer of certain assets in the three months ended March 31, 2024 offset by an increased benefit for Research and Development Tax Credits in the three months ended March 31, 2023.

The effective tax rate for the nine months ended March 31, 2024 and 2023 was 22.7% and 23.2%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions, a lower state income tax rate and a valuation allowance release offset by a lower benefit for adjustments to prior year tax liabilities in nine months ended March 31, 2024.

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

Note 14. Stockholders' Equity

Changes in stockholders' equity by component are as follows:

	Three Months Ended
	March 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2023	$63.9	$2,262.9	$22,757.1	$(19,019.1)	$(1,745.2)	$4,319.6
Net earnings	—	—	1,184.9	—	—	1,184.9
Other comprehensive income	—	—	—	—	(106.7)	(106.7)
Stock-based compensation expense	—	48.6	—	—	—	48.6
Issuances relating to stock compensation plans	—	42.5	—	15.0	—	57.5
Treasury stock acquired (1.2 million shares repurchased)	—	—	—	(301.3)	—	(301.3)
Dividends declared ($1.40 per share)	—	—	(575.9)	—	—	(575.9)
Balance at March 31, 2024	$63.9	$2,354.0	$23,366.1	$(19,305.4)	$(1,851.9)	$4,626.7

	Three Months Ended
	March 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at December 31, 2022	$63.9	$1,954.2	$21,333.0	$(17,913.5)	$(2,450.9)	$2,986.7
Net earnings	—	—	1,043.1	—	—	1,043.1
Other comprehensive income	—	—	—	—	323.1	323.1
Stock-based compensation expense	—	61.7	—	—	—	61.7
Issuances relating to stock compensation plans	—	46.0	—	17.6	—	63.6
Treasury stock acquired (1.2 million shares repurchased)	—	—	—	(266.1)	—	(266.1)
Dividends declared ($1.25 per share)	—	—	(518.3)	—	—	(518.3)
Balance at March 31, 2023	$63.9	$2,061.9	$21,857.8	$(18,162.0)	$(2,127.8)	$3,693.8

	Nine Months Ended
	March 31, 2024
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2023	$63.9	$2,102.3	$22,118.0	$(18,469.3)	$(2,305.8)	$3,509.1
Net earnings	—	—	2,922.7	—	—	2,922.7
Other comprehensive income	—	—	—	—	453.9	453.9
Stock-based compensation expense	—	170.4	—	—	—	170.4
Issuances relating to stock compensation plans	—	81.3	—	64.7	—	146.0
Treasury stock acquired (3.3 million shares repurchased)	—	—	—	(900.8)	—	(900.8)
Dividends declared ($4.05 per share)	—	—	(1,674.6)	—	—	(1,674.6)
Balance at March 31, 2024	$63.9	$2,354.0	$23,366.1	$(19,305.4)	$(1,851.9)	$4,626.7

	Nine Months Ended
	March 31, 2023
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	AOCI	Total
Balance at June 30, 2022	$63.9	$1,794.2	$20,696.3	$(17,335.4)	$(1,993.7)	$3,225.3
Net earnings	—		2,635.3	—	—	2,635.3
Other comprehensive income	—		—	—	(134.1)	(134.1)
Stock-based compensation expense	—	158.7	—	—	—	158.7
Issuances relating to stock compensation plans	—	109.0	—	64.1	—	173.1
Treasury stock acquired (3.5 million shares repurchased)	—	—	—	(890.7)	—	(890.7)
Dividends declared ($3.54 per share)	—	—	(1,473.8)	—	—	(1,473.8)
Balance at March 31, 2023	$63.9	$2,061.9	$21,857.8	$(18,162.0)	$(2,127.8)	$3,693.8

Note 15. Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)

Changes in AOCI by component are as follows:

	Three Months Ended
	March 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2023	$(331.5)	$(1,157.5)		$(21.6)		$(234.6)		$(1,745.2)
Other comprehensive income/(loss) before reclassification adjustments	(37.4)	(91.0)		—		—		(128.4)
Tax effect	—	19.1		—		—		19.1
Reclassification adjustments to net earnings	—	1.2	(A)	1.1	(C)	1.0	(B)	3.3
Tax effect	—	(0.2)		(0.3)		(0.2)		(0.7)
Balance at March 31, 2024	$(368.9)	$(1,228.4)		$(20.8)		$(233.8)		$(1,851.9)

	Three Months Ended
	March 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at December 31, 2022	$(367.8)	$(1,778.3)		$(24.9)		$(279.9)		$(2,450.9)
Other comprehensive income/(loss) before reclassification adjustments	15.6	392.0		—		—		407.6
Tax effect	—	(86.6)		—		—		(86.6)
Reclassification adjustments to net earnings	—	0.9	(A)	1.1	(C)	0.6	(B)	2.6
Tax effect	—	(0.2)		(0.3)		—		(0.5)
Balance at March 31, 2023	$(352.2)	$(1,472.2)		$(24.1)		$(279.3)		$(2,127.8)

	Nine Months Ended
	March 31, 2024
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2023	$(340.8)	$(1,705.6)		$(23.3)		$(236.1)		$(2,305.8)
Other comprehensive income/(loss) before reclassification adjustments	(28.1)	618.8		—		—		590.7
Tax effect	—	(145.7)		—		—		(145.7)
Reclassification adjustments to net earnings	—	5.2	(A)	3.3	(C)	2.9	(B)	11.4
Tax effect	—	(1.1)		(0.8)		(0.6)		(2.5)
Balance at March 31, 2024	$(368.9)	$(1,228.4)		$(20.8)		$(233.8)		$(1,851.9)

	Nine Months Ended
	March 31, 2023
	Currency Translation Adjustment	Net Gains/Losses on Available-for-sale Securities		Cash Flow Hedging Activities		Pension Liability		Accumulated Other Comprehensive (Loss) /Income
Balance at June 30, 2022	$(354.2)	$(1,330.0)		$(26.6)		$(282.9)		$(1,993.7)
Other comprehensive income/(loss) before reclassification adjustments	2.0	(200.9)		—		—		(198.9)
Tax effect	—	47.9		—		—		47.9
Reclassification adjustments to net earnings	—	13.9	(A)	3.3	(C)	4.2	(B)	21.4
Tax effect	—	(3.1)		(0.8)		(0.6)		(4.5)
Balance at March 31, 2023	$(352.2)	$(1,472.2)		$(24.1)		$(279.3)		$(2,127.8)

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

Note 16. Interim Financial Data by Segment

Based upon similar economic and operational characteristics, the Company’s strategic business units have been aggregated into the following two reportable segments: Employer Services and PEO Services. The primary components of the “Other” segment are certain corporate overhead charges and expenses that have not been allocated to the reportable segments, including corporate functions, costs related to transformation, severance costs, non-recurring gains and losses, the elimination of intercompany transactions, interest expense and corporate interest income. Certain revenues and expenses are charged to the reportable segments at a standard rate for management reasons. Other costs are recorded based on management responsibility.

Segment Results:

	Revenues
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Employer Services	$3,590.7	$3,339.1	$9,762.3	$9,021.3
PEO Services	1,665.6	1,592.0	4,681.2	4,524.7
Other	(2.5)	(3.3)	(9.4)	(11.6)
	$5,253.8	$4,927.8	$14,434.1	$13,534.4

	Earnings before Income Taxes
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Employer Services	$1,421.7	$1,244.5	$3,492.1	$3,042.6
PEO Services	235.9	261.0	713.8	747.0
Other	(111.3)	(141.5)	(422.9)	(357.6)
	$1,546.3	$1,364.0	$3,783.0	$3,432.0

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

During the third quarter we continued to make meaningful progress on our strategic priorities. On the technology front, we continued the rollout of ADP Assist, which utilizes generative AI ("GenAI") technology to proactively surface insights that enhance HR productivity, aid decision-making with data-driven insights, and streamline day-to-day tasks for our clients and their employees. To lean into our service expertise, we extended GenAI capabilities to a broader portion of our service and implementation associates to deliver an even better client experience. Finally, we continued to leverage our global scale to benefit our clients by requiring all partners offering AI-enabled solutions on ADP Marketplace to commit to a set of responsible AI principles based on the principles that govern our own products.

Highlights from the nine months ended March 31, 2024 include:

•Revenue growth of 7% to $14,434.1 million; 6% organic constant currency
•Earnings before income taxes margin expansion of 90 bps, and adjusted EBIT margin expansion of 60 bps
•Diluted and adjusted diluted earnings per share ("EPS") growth of 12%, to $7.07 and $7.08, respectively.
•Cash returned via shareholder friendly actions of $2.4B, including $1.6B of dividends and $0.8B of share repurchases

For the nine months ended March 31, 2024, we delivered solid revenue growth of 7%, 6% organic constant currency. Our pays per control metric, which represents the number of employees on ADP clients' payrolls in the United States when measured on a same-store-sales basis for a subset of clients ranging from small to large businesses, grew 2% for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023. PEO average worksite employees increased 2% for the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023.

We have a strong business model, generating significant cash flows with low capital intensity, and offer a suite of products that provide critical support to our clients’ HCM functions. We generate sufficient free cash flow to satisfy our cash dividend and our modest debt obligations, which enables us to absorb the impact of downturns and remain steadfast in our re-investments, longer term strategy, and commitments to shareholder friendly actions. We are committed to building upon our past successes by investing in our business through enhancements in research and development and by driving meaningful transformation in the way we operate. Our financial condition remains solid at March 31, 2024 and we remain well positioned to support our clients and our associates.

RESULTS AND ANALYSIS OF CONSOLIDATED OPERATIONS

Total Revenues

For the three and nine months ended March 31, respectively:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Total Revenues	$5,253.8	$4,927.8	$14,434.1	$13,534.4
YoY Growth	7%	9%	7%	9%
YoY Growth, Organic Constant Currency	6%	10%	6%	11%

Revenues for the three and nine months ended March 31, 2024 increased due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in zero-margin benefits pass-throughs, and an increase in our pays per control.

Total revenues for the three months ended March 31, 2024 include interest on funds held for clients of $320.8 million, as compared to $249.4 million for the three months ended March 31, 2023. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 3.1% for the three months ended March 31, 2024, as compared to 2.5% for the three months ended March 31, 2023, and an increase in our average client funds balances of 6.5% to $41.7 billion for the three months ended March 31, 2024.

Total revenues for the nine months ended March 31, 2024 include interest on funds held for clients of $747.9 million, as compared to $577.7 million for the nine months ended March 31, 2023. The increase in the interest earned on funds held for clients resulted from an increase in our average interest rate earned to 2.8% for the nine months ended March 31, 2024, as compared to 2.3% for the nine months ended March 31, 2023, and an increase in our average client funds balances of 3.5% to $35.1 billion for the nine months ended March 31, 2024.

Total Expenses

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	% Change	2024	2023	% Change

Costs of revenues:
Operating expenses	$2,406.5	$2,299.8	5%	$6,777.4	$6,508.7	4%
Research and development	242.7	208.6	16%	707.8	622.6	14%
Depreciation and amortization	119.0	115.4	3%	359.9	336.8	7%
Total costs of revenues	2,768.2	2,623.8	6%	7,845.1	7,468.1	5%
Selling, general and administrative expenses	940.9	938.0	—%	2,743.6	2,594.2	6%
Interest expense	62.7	38.3	64%	259.2	146.4	77%
Total expenses	$3,771.8	$3,600.1	5%	$10,847.9	$10,208.7	6%

For the three and nine months ended March 31, 2024, operating expenses increased due to an increase in our PEO Services zero-margin benefits pass-through costs of $956.3 million to $1,016.3 million for the three months ended March 31, 2024, and an increase from $2,846.3 million to $2,963.7 million for the nine months ended March 31, 2024. Additionally, for the three and nine months ended March 31, 2024 operating expenses increased by $23.4 million and $70.5 million, respectively, due to increased service and implementation costs in support of our growing revenue, and $15.3 million and $26.0 million, respectively, due to lower releases of workers compensation reserves in ADP Indemnity as compared to prior year.

Research and development expenses increased for the three and nine months ended March 31, 2024 due to increased investments and costs to develop, support, and maintain our new and existing products, and increased investments for integration of GenAI in our existing products.

Depreciation and amortization expenses increased for the three months ended March 31, 2024 due to the amortization of internally developed software primarily for our next-gen products.

Depreciation and amortization expenses increased for the nine months ended March 31, 2024 due to the amortization of new investments in purchased software and internally developed software primarily for our next-gen products.

Selling, general and administrative expenses increased for the three and nine months ended March 31, 2024 due to increased selling expenses as a result of investments in our sales organization.

Interest expense increased for the three months ended March 31, 2024 due to the increase in average interest rates on commercial paper issuances and reverse repurchases to 5.4% and 5.4%, respectively, for the three months ended March 31, 2024, as compared to 4.5% and 4.4%, respectively, for the three months ended March 31, 2023, coupled with a higher volume of average commercial paper and reverse repurchases borrowings, as compared to the three months ended March 31, 2023.

Interest expense increased for the nine months ended March 31, 2024 due to the increase in average interest rates on commercial paper issuances and reverse repurchases to 5.3% and 5.4%, respectively, for the nine months ended March 31, 2024, as compared to 3.1% and 3.1%, respectively, for the nine months ended March 31, 2023, coupled with a higher volume of average commercial paper and reverse repurchases borrowings, as compared to the nine months ended March 31, 2023.

Other (Income)/Expense, net

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	$ Change	2024	2023	$ Change
Interest income on corporate funds	$(55.9)	$(24.1)	$31.8	$(159.3)	$(82.8)	$76.5
Realized losses on available-for-sale securities, net	1.2	0.9	(0.3)	5.2	13.9	8.7
Gain on sale of assets	(1.2)	—	1.2	(17.1)	—	17.1
Impairment of assets	—	—	—	—	0.3	0.3
Non-service components of pension income, net	(8.4)	(13.1)	(4.7)	(25.6)	(37.7)	(12.1)
Other (income)/expense, net	$(64.3)	$(36.3)	$28.0	$(196.8)	$(106.3)	$90.5

Interest income on corporate funds increased due to higher average interest rates of 4.0% and 3.1% for the three and nine months ended March 31, 2024, respectively, as compared to 2.7% and 2.0% for the three and nine months ended March 31, 2023, respectively, coupled with higher average investment balances of $5.5 billion and $6.8 billion for the three and nine months ended March 31, 2024, respectively, as compared to $3.6 billion and $5.5 billion for the three and nine months ended March 31, 2023, respectively.

In the three and nine months ended March 31, 2024, the Company recognized a gain of $1.2 million and $17.1 million, respectively, in relation to the sale of building and land. See Note 10 of our Consolidated Financial Statements for further details on non-service components of pension income, net.

Earnings Before Income Taxes ("EBIT") and Adjusted EBIT

For the three and nine months ended March 31:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	YoY Growth	2024	2023	YoY Growth
EBIT	$1,546.3	$1,364.0	13%	$3,783.0	$3,432.0	10%
EBIT Margin	29.4%	27.7%	180 bps	26.2%	25.4%	90 bps
Adjusted EBIT	$1,538.7	$1,372.3	12%	$3,779.1	$3,458.7	9%
Adjusted EBIT Margin	29.3%	27.8%	140 bps	26.2%	25.6%	60 bps

Earnings before income taxes increased for the three and nine months ended March 31, 2024, due to the components discussed above.

Margin increased for the three months ended March 31, 2024, due to contributions from client funds interest revenues discussed above, increased interest income on corporate funds, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased interest expense, increased investments and costs to develop, support and maintain our new and existing products, changes in our estimated losses related to ADP Indemnity, and increased selling expense.

Margin increased for the nine months ended March 31, 2024, due to contributions from client funds interest revenues discussed above, operating efficiencies for costs of servicing our clients on growing revenue, and a gain on sale of assets, partially offset by increased interest expense, increased selling expense, increased investments and costs to develop, support and maintain our new and existing products, and changes in our estimated losses related to ADP Indemnity.

Adjusted EBIT and Adjusted EBIT margin exclude interest income and interest expense that are not related to our client funds extended investment strategy, legal settlements, and charges related to our broad-based transformation initiatives and the impact of net severance charges, as applicable, in the respective periods.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2024 and 2023 was 23.4% and 23.5%, respectively. The decrease in the effective tax rate is primarily due to an intercompany transfer of certain assets in the three months ended March 31, 2024 offset by an increased benefit for Research and Development Tax Credits in the three months ended March 31, 2023.

The effective tax rate for the nine months ended March 31, 2024 and 2023 was 22.7% and 23.2%, respectively. The decrease in the effective tax rate is primarily due to lower reserves for uncertain tax positions, a lower state income tax rate and a valuation allowance release offset by a lower benefit for adjustments to prior year tax liabilities in nine months ended March 31, 2024.

Adjusted Provision for Income Taxes

The adjusted effective tax rate for the three months ended March 31, 2024 and 2023 was 23.4% and 23.5%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

The adjusted effective tax rate for the nine months ended March 31, 2024 and 2023 was 22.7% and 23.2%, respectively. The drivers of the adjusted effective tax rate are the same as the drivers of the effective tax rate discussed above.

Net Earnings and Diluted EPS, Unadjusted and Adjusted

For the three and nine months ended March 31:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	YoY Growth	2024	2023	YoY Growth

Net earnings	$1,184.9	$1,043.1	14%	$2,922.7	$2,635.3	11%
Diluted EPS	$2.88	$2.51	15%	$7.07	$6.33	12%
Adjusted net earnings	$1,186.0	$1,047.8	13%	$2,926.4	$2,638.4	11%
Adjusted diluted EPS	$2.88	$2.52	14%	$7.08	$6.34	12%

For the three and nine months ended March 31, 2024, net earnings reflect the changes described above in our earnings before income taxes and our effective tax rate.

For the three months ended March 31, 2024, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 1.2 million shares during the three months ended March 31, 2024, and 1.2 million shares during the three months ended March 31, 2023, partially offset by the issuances of shares under our employee benefit plans.

For the nine months ended March 31, 2024, in addition to the increase in net earnings, diluted EPS increased as a result of the impact of fewer shares outstanding resulting from the repurchase of approximately 3.3 million shares during the nine months ended March 31, 2024, and 3.5 million shares during the nine months ended March 31, 2023, partially offset by the issuances of shares under our employee benefit plans.

ANALYSIS OF REPORTABLE SEGMENTS

	Revenues
	Three Months Ended		% Change		Nine Months Ended		% Change
	March 31,				March 31,
	2024	2023	As Reported	Organic constant currency	2024	2023	As Reported	Organic constant currency
Employer Services	$3,590.7	$3,339.1	8%	7%	$9,762.3	$9,021.3	8%	8%
PEO Services	1,665.6	1,592.0	5%	5%	4,681.2	4,524.7	3%	3%
Other	(2.5)	(3.3)	n/m	n/m	(9.4)	(11.6)	n/m	n/m
	$5,253.8	$4,927.8	7%	6%	$14,434.1	$13,534.4	7%	6%

	Earnings before Income Taxes
	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2024	2023	As Reported	2024	2023	As Reported
Employer Services	$1,421.7	$1,244.5	14%	$3,492.1	$3,042.6	15%
PEO Services	235.9	261.0	(10)%	713.8	747.0	(4)%
Other	(111.3)	(141.5)	n/m	(422.9)	(357.6)	n/m
	$1,546.3	$1,364.0	13%	$3,783.0	$3,432.0	10%

	Margin
	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	YoY Growth	2024	2023	YoY Growth
Employer Services	39.6%	37.3%	230 bps	35.8%	33.7%	200 bps
PEO Services	14.2%	16.4%	(220) bps	15.2%	16.5%	(130) bps

n/m - not meaningful

Employer Services

Revenues

Revenues increased for the three and nine months ended March 31, 2024 due to new business started from New Business Bookings, strong client retention, an increase in pricing, an increase in interest earned on funds held for clients, and an increase in our pays per control of 2%.

Earnings before Income Taxes

Employer Services' earnings before income taxes increased 14% and 15% for the three and nine months ended March 31, 2024, respectively, due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased investments and costs to develop, support, and maintain our new and existing products, and increased selling expenses.

Margin

Employer Services' margin increased for the three and nine months ended March 31, 2024, due to contributions from client funds interest revenues discussed above, and operating efficiencies for costs of servicing our clients on growing revenue, partially offset by increased investments and costs to develop, support and maintain our new and existing products.

PEO Services

Revenues

	PEO Revenues
	Three Months Ended		Change		Nine Months Ended		Change
	March 31,				March 31,
	2024	2023	$	%	2024	2023	$	%
PEO Services' revenues	$1,665.6	$1,592.0	$73.6	5%	$4,681.2	$4,524.7	$156.5	3%
Less: PEO zero-margin benefits pass-throughs	1,016.3	956.3	60.0	6%	2,963.7	2,846.3	117.4	4%
PEO Services' revenues excluding zero-margin benefits pass-throughs	$649.3	$635.7	$13.6	2%	$1,717.5	$1,678.4	$39.1	2%

PEO Services' revenue increased for the three and nine months ended March 31, 2024, due to increases in zero-margin benefits pass-throughs, and increases in average worksite employees of 3% and 2%, respectively, as compared to the three and nine months ended March 31, 2023.

Earnings before Income Taxes

PEO Services' earnings before income taxes decreased 10% for the three months ended March 31, 2024 due to lower releases of workers compensation reserves in ADP Indemnity of $15.3 million as compared to prior year, and increases in selling expenses for the three months ended March 31, 2024, partially offset by increased revenues discussed above.

PEO Services' earnings before income taxes decreased 4% for the nine months ended March 31, 2024 due to lower releases of workers compensation reserves in ADP Indemnity of $26.0 million as compared to prior year, and increases in selling expenses for the nine months ended March 31, 2024, partially offset by increased revenues discussed above.

Margin

PEO Services' margin decreased for the three months ended due to changes in our estimated losses related to ADP Indemnity, and increases in zero-margin benefits pass-through costs, partially offset by increased revenues discussed above.

PEO Services' margin decreased for the nine months ended March 31, 2024 due to changes in our estimated losses related to ADP Indemnity, increases in selling expenses, and increases in zero-margin benefits pass-through costs, partially offset by increased revenues discussed above.

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

Additionally, starting in fiscal year 2013, ADP Indemnity paid premiums to enter into reinsurance arrangements with ACE American Insurance Company, a wholly-owned subsidiary of Chubb Limited (“Chubb”), to cover substantially all losses incurred by the Company up to the $1 million per occurrence related to the workers' compensation and employer's liability deductible reimbursement insurance protection for PEO Services' worksite employees. Each of these reinsurance arrangements limits our overall exposure incurred up to a certain limit. The Company believes the likelihood of ultimate losses exceeding this limit is remote. ADP Indemnity recorded a pre-tax benefit of approximately $1.6 million and $6.1 million for the three and nine months ended March 31, 2024, respectively, as compared to approximately $16.9 million and $32.1 million for the three and nine months ended March 31, 2023, respectively, which was primarily a result of changes in our estimated actuarial losses. In

July 2023, ADP Indemnity paid a premium of $269 million to enter into a reinsurance arrangement with Chubb Limited to cover substantially all losses incurred by ADP Indemnity for the fiscal 2024 policy year on terms substantially similar to the fiscal 2023 reinsurance policy.

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

	Three Months Ended		% Change	Nine Months Ended		% Change
	March 31,			March 31,
	2024	2023	As Reported	2024	2023	As Reported

Net earnings	$1,184.9	$1,043.1	14%	$2,922.7	$2,635.3	11%
Adjustments:
Provision for income taxes	361.4	320.9		860.3	796.7
All other interest expense (a)	17.8	17.6		53.5	53.0
All other interest income (a)	(26.9)	(15.6)		(62.3)	(30.4)
Transformation initiatives (b)	1.5	6.3		4.9	7.9
Legal settlements	—	—		—	(3.8)
Adjusted EBIT	$1,538.7	$1,372.3	12%	$3,779.1	$3,458.7	9%
Adjusted EBIT Margin	29.3%	27.8%		26.2%	25.6%

Provision for income taxes	$361.4	$320.9	13%	$860.3	$796.7	8%
Adjustments:
Transformation initiatives (c)	0.4	1.6		1.2	2.0
Legal settlements (c)	—	—		—	(1.0)
Adjusted provision for income taxes	$361.8	$322.5	12%	$861.5	$797.7	8%
Adjusted effective tax rate (d)	23.4%	23.5%		22.7%	23.2%

Net earnings	$1,184.9	$1,043.1	14%	$2,922.7	$2,635.3	11%
Adjustments:
Transformation initiatives (b)	1.5	6.3		4.9	7.9
Income tax (benefit)/provision for transformation initiatives (c)	(0.4)	(1.6)		(1.2)	(2.0)
Legal settlements	—	—		—	(3.8)
Income tax (benefit)/provision for legal settlements (c)	—	—		—	1.0
Adjusted net earnings	$1,186.0	$1,047.8	13%	$2,926.4	$2,638.4	11%

Diluted EPS	$2.88	$2.51	15%	$7.07	$6.33	12%
Adjustments:
Transformation initiatives (b) (c)	—	0.01		0.01	0.01
Legal settlements (c)	—	—		—	(0.01)
Adjusted diluted EPS	$2.88	$2.52	14%	$7.08	$6.34	12%

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

(b) In the three and nine months ended March 31, 2024, transformation initiatives include consulting costs relating to our company wide transformation initiatives.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2024	2024
Consolidated revenue growth as reported	7%	7%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	—%	—%
Consolidated revenue growth, organic constant currency	6%	6%

Employer Services revenue growth as reported	8%	8%
Adjustments:
Impact of acquisitions	—%	—%
Impact of foreign currency	—%	—%
Employer Services revenue growth, organic constant currency	7%	8%
Note: Numbers may not foot due to rounding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, cash and cash equivalents were $3.3 billion, which were primarily invested in time deposits and money market funds.

For corporate liquidity, we expect existing cash, cash equivalents, marketable securities, cash flow from operations together with our $9.7 billion of committed credit facilities and our ability to access both long-term and short-term debt financing from the capital markets will be adequate to meet our operating, investing, and financing activities such as regular quarterly dividends, share repurchases, and capital expenditures for the foreseeable future. Our financial condition remains solid at March 31, 2024 and we have sufficient liquidity.

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

Operating, Investing and Financing Cash Flows

Our cash flows from operating, investing, and financing activities, as reflected in the Statements of Consolidated Cash Flows for the nine months ended March 31, 2024 and 2023, respectively, are summarized as follows:

	Nine Months Ended
	March 31,
	2024	2023	$ Change
Cash provided by / (used in):
Operating activities	$2,857.0	$3,021.9	$(164.9)
Investing activities	(1,171.8)	(2,052.8)	881.0
Financing activities	9,683.8	(5,686.2)	15,370.0
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(15.7)	(25.3)	9.6
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$11,353.3	$(4,742.4)	$16,095.7

Net cash flows provided by operating activities decreased due to timing on collections of accounts receivable, offset by an increase in growth in our underlying business (net income adjusted for non-cash adjustments), as compared to the nine months ended March 31, 2023.

Net cash flows used in investing activities changed due to the timing of purchases and proceeds of corporate and client funds marketable securities of $848.6 million.

Net cash flows provided by/used in financing activities changed due to a net increase in the cash flow from client funds obligations of $14,411.9 million, which is due to the timing of impounds from our clients and payments to our clients' employees and other payees, a net increase in cash received from the Internal Revenue Service as of March 31, 2024, to be refunded to our clients, and a decrease in the net payments related to reverse repurchase agreements. These were offset by an increase in dividends paid.

We purchased approximately 3.3 million shares of our common stock at an average price per share of $242.02 during the nine months ended March 31, 2024, as compared to purchases of 3.5 million shares at an average price per share of $231.45 during the nine months ended March 31, 2023. From time to time, the Company may repurchase shares of its common stock under its authorized share repurchase program. The Company considers several factors in determining when to execute share repurchases, including, among other things, actual and potential acquisition activity, cash balances and cash flows, issuances due to employee benefit plan activity, and market conditions.

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

Our U.S. short-term funding requirements primarily related to client funds are sometimes obtained on an unsecured basis through the issuance of commercial paper, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. This commercial paper program provides for the issuance of up to $9.7 billion in aggregate maturity value. Our commercial paper program is rated A-1+ by Standard & Poor’s, Prime-1 (“P-1”) by Moody’s and F1+ by Fitch. These ratings denote the highest quality commercial paper securities. Maturities of commercial paper can range from overnight to up to 364 days. At March 31, 2024 and June 30, 2023, the Company had no commercial paper borrowing outstanding. Details of the borrowings under the commercial paper program are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Average daily borrowings (in billions)	$2.7	$1.5	$3.6	$3.2
Weighted average interest rates	5.4%	4.5%	5.3%	3.1%
Weighted average maturity (approximately in days)	2 days	1 day	2 days	2 days

Our U.S., Canadian, and United Kingdom short-term funding requirements related to client funds obligations are sometimes obtained on a secured basis through the use of reverse repurchase agreements, which are collateralized principally by government and government agency securities, rather than liquidating previously-collected client funds that have already been invested in available-for-sale securities. These agreements generally have terms ranging from overnight to up to five business days. We have successfully borrowed through the use of reverse repurchase agreements on an as-needed basis to meet short-term funding requirements related to client funds obligations. At March 31, 2024, the Company had no outstanding obligations related to reverse repurchase agreements. At June 30, 2023, the Company had $105.4 million of outstanding obligations related to reverse repurchase agreements. Details of the reverse repurchase agreements are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Average outstanding balances	$634.4	$343.2	$1,482.0	$811.2
Weighted average interest rates	5.4%	4.4%	5.4%	3.1%

We vary the maturities of our committed credit facilities to limit the refinancing risk of any one facility. We have a $4.25 billion, 364-day credit agreement that matures in June 2024 with a one year term-out option. In addition, we have a five-year $3.2 billion credit facility and a five-year $2.25 billion credit facility maturing in June 2026 and June 2028, respectively, each with an accordion feature under which the aggregate commitment can be increased by $500 million, subject to the availability of additional commitments. The primary uses of the credit facilities are to provide liquidity to the commercial paper program and funding for general corporate purposes, if necessary. We had no borrowings through March 31, 2024 under the credit facilities. We believe that we currently meet all conditions set forth in the revolving credit agreements to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the $9.7 billion available to us under the revolving credit agreements. See Note 9 of our Consolidated Financial Statements for a description of our short-term financing, including credit facilities.

Our investment portfolio does not contain any asset-backed securities with underlying collateral of sub-prime mortgages, alternative-A mortgages, sub-prime auto loans or sub-prime home equity loans, collateralized debt obligations, collateralized loan obligations, credit default swaps, derivatives, auction rate securities, structured investment vehicles or non-investment grade fixed-income securities. We own AAA-rated senior tranches of primarily fixed rate auto loan, credit card, and equipment lease receivables, secured predominantly by prime collateral. All collateral on asset-backed securities has performed as expected through March 31, 2024. In addition, we own U.S. government securities which primarily include debt directly issued by Federal Farm Credit Banks and Federal Home Loan Banks. Our client funds investment strategy is structured to allow us to average our way through an interest rate cycle by laddering the maturities of our investments out to five years (in the case of the extended portfolio) and out to ten years (in the case of the long portfolio). This investment strategy is supported by our short-term financing arrangements necessary to satisfy short-term funding requirements relating to client funds obligations. See Note 6 of our Consolidated Financial Statements for a description of our corporate investments and funds held for clients.

Capital expenditures for the nine months ended March 31, 2024 were $151.6 million, as compared to $142.8 million for the nine months ended March 31, 2023. We expect capital expenditures in fiscal 2024 to be between $200 million and $225 million, as compared to $206.0 million in fiscal 2023.

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

Details regarding our overall investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Average investment balances at cost:
Corporate investments	$5,547.1	$3,564.9	$6,837.5	$5,479.9
Funds held for clients	41,701.7	39,174.5	35,135.3	33,952.0
Total	$47,248.8	$42,739.4	$41,972.8	$39,431.9

Average interest rates earned exclusive of realized (gains)/losses on:
Corporate investments	4.0%	2.7%	3.1%	2.0%
Funds held for clients	3.1%	2.5%	2.8%	2.3%
Total	3.2%	2.6%	2.9%	2.2%

Net realized losses on available-for-sale securities	$1.2	$0.9	$5.2	$13.9

	March 31, 2024	June 30, 2023
Net unrealized pre-tax losses on available-for-sale securities	$(1,582.9)	$(2,206.9)

Total available-for-sale securities at fair value	$31,096.4	$29,764.9

We are exposed to interest rate risk in relation to securities that mature, as the proceeds from maturing securities are reinvested. Factors that influence the earnings impact of interest rate changes include, among others, the amount of invested funds and the overall portfolio mix between short-term and long-term investments. This mix varies during the fiscal year and is impacted by daily interest rate changes. The annualized interest rate earned on our entire portfolio increased from 2.2% for the nine months ended March 31, 2023 to 2.9% for the nine months ended March 31, 2024. A hypothetical change in both short-term interest rates (e.g., overnight interest rates or the federal funds rate) and intermediate-term interest rates of 25 basis points applied to the estimated average investment balances and any related short-term borrowings would result in approximately a $19 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2025. A hypothetical change in only short-term interest rates of 25 basis points applied to the estimated average short-term investment balances and any related short-term borrowings would result in approximately a $9 million impact to earnings before income taxes over the ensuing twelve-month period ending March 31, 2025.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “evaluation”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of the Publicly Announced Common Stock Repurchase Plan (2)	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Common Stock Repurchase Plan (2) (3)
Period
January 1 to 31, 2024	178,249	$236.60	177,549	$3,772,507,048

February 1 to 29, 2024	512,379	$250.89	512,114	$3,644,022,200

March 1 to 31, 2024	530,446	$245.21	530,196	$3,511,444,285
Total	1,221,074		1,219,859

(1)  During the three months ended March 31, 2024, pursuant to the terms of our restricted stock program, the Company purchased 1,215 shares at the then-market value of the shares to satisfy certain tax withholding requirements for employees upon the vesting of their restricted shares.

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

AUTOMATIC DATA PROCESSING, INC. (Registrant)

Date:	May 2, 2024	/s/ Don McGuire Don McGuire

Chief Financial Officer (Title)